Form 10QSB
period 1996-03-31
C & F FINANCIAL CORP
filed 1996-05-15
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             (Mark One) FORM 10-QSB

[   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

For the quarterly period ended              March 31, 1996
                              ----------------------------

[       ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to

Commission file number                       33-70184

                            C&F Financial Corporation
                     (Exact name of small business issuer as
                            specified in its charter)


           Virginia                                         54-1680165
 State of other jurisdiction of                           I.R.S. Employer
 incorporation of organization)                         Identification No.)


   Eighth and Main Streets                West Point VA             23181
(Address of principal executive offices)                          (Zip Code)

(Issuer's telephone number)                 (804) 843-2360



(Former name, former address and former fiscal year, if changed since last report)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each on the issuer's classes of common equity, as of the latest practicable date:

                         2,232,844 as of April 30, 1996


Transitional Small Business Disclosure Format (Check one):[  ] Yes   [x] No

                                TABLE OF CONTENTS



Part I - Financial Information                                        Page

Item 1.       Financial Statements

              Consolidated Balance Sheet -
                  March 31, 1996 and December 31, 1995...................1

              Consolidated Balance Sheet -
                  March 31, 1996 and March 31, 1995......................2

              Consolidated Statement of Income -
                  Three months ended March 31, 1996 and 1995.............3

              Consolidated Statement of Cash Flows -
                  Three months ended March 31, 1996 and 1995.............4

              Notes to Consolidated Financial Statements.................5

Item 2.       Management's Discussion and Analysis ......................6


Part II - Other Information

Item 1.       Legal Proceedings.........................................12

Item 4.       Submission of Matters to a Vote of Security Holders.......12

Item 6.       Exhibits and Reports on Form 8-K..........................12

Signatures    ..........................................................13

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

ASSETS                                                              3-31-96                12-31-95
                                                                    -------                --------
Cash and due from banks                                         $     6,870             $     9,789
Interest -bearing deposits in other banks                             8,503                   3,031
Federal funds sold                                                                              630
                                                                -----------             -----------
      Total cash and cash equivalents                                15,373                  13,450

Investment securities
   Available for sale securities at fair value,
   amortized cost of $17,267,000 and $23,623,000,
      respectively                                                   17,675                  23,742
   Held to maturity at amortized cost,
      fair value of $73,889,000 and $78,606,000,
      respectively                                                   72,616                  76,896
Loans held for sale                                                  15,348                   1,885
Loans (gross)                                                       119,630                 111,935
   Less:  unearned income                                                (6)                     (9)
   Less:  allowance for loan losses                                   (1913)                 (1,914)
                                                                ------------            ------------
      Net loans                                                     117,711                 110,012

Federal Home Loan Bank stock                                            857                     805
    Bank premises and equipment                                       6,123                   5,921
Accrued interest receivable                                           2,332                   2,439
Other assets                                                          4,458                   4,010
                                                                -----------             -----------

      Total assets                                              $   252,493             $   239,160
                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits                         $    31,766             $    28,898
   Savings and interest-bearing demand deposits                      85,406                  84,313
   Time deposits                                                     98,436                  90,801
                                                                -----------             -----------
      Total deposits                                                215,608                 204,012

Accrued interest payable                                                691                     570
Other liabilities                                                     4,191                   2,760
                                                                -----------             -----------

      Total liabilities                                             220,490                 207,342

Shareholders' Equity
   Common stock                                                       2,233                   2,231
   Additional paid-in capital                                         1,301                   1,290
   Retained earnings                                                 28,200                  27,805
   Net unrealized loss on securities
      available for sale , net of tax                                   269                     492
                                                                -----------             -----------

      Total shareholders equity                                      32,003                  31,818
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                      $   252,493             $   239,160
                                                                ===========             ===========

The Company's notes are an integral part of the consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

ASSETS                                                              3-31-96                 3-31-95
                                                                    -------                 -------
Cash and due from banks                                         $     6,870             $     5,357
Interest -bearing deposits in other banks                             8,503
Federal funds sold                                                                            3,300
                                                                -----------             -----------
      Total cash and cash equivalents                                15,373                   8,657

Investment securities
   Available for sale securities at fair value,
   amortized cost of $17,267,000 and $12,932,000,
      respectively                                                   17,675                  12,813
   Held to maturity at amortized cost,
      fair value of $73,889,000 and $60,345,000,
      respectively                                                   72,616                  60,325
Loans held for sale                                                  15,348
Loans (gross)                                                       119,630                 100,284
   Less:  unearned income                                                (6)                    (32)
   Less:  allowance for loan losses                                   (1913)                 (1,914)
                                                                ------------            ------------
      Net loans                                                     117,711                  98,338
Other real estate                                                                                59
Federal Home Loan Bank stock                                            857                     805
      Bank premises and equipment                                     6,123                   4,532
Accrued interest receivable                                           2,332                   1,848
Other assets                                                          4,458                   2,474
                                                                -----------             -----------

      Total assets                                              $   252,493             $   189,851
                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits                         $    31,766             $    17,413
   Savings and interest-bearing demand deposits                      85,406                  74,257
   Time deposits                                                     98,436                  65,725
                                                                -----------             -----------
      Total deposits                                                215,608                 157,395

Accrued interest payable                                                691                     476
Other liabilities                                                     4,191                   2,249
                                                                -----------             -----------

      Total liabilities                                             220,490                 160,120

Shareholders' Equity
   Common stock                                                       2,233                   2,228
   Additional paid-in capital                                         1,301                   1,276
   Retained earnings                                                 28,200                  26,306
   Net unrealized loss (gain) on securities
      available for sale                                                269                     (79)
                                                                -----------             ------------

      Total shareholders equity                                      32,003                  29,731
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                     $    252,493              $  189,851
                                                               ============              ==========

The Company's notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (In thousands of dollars, except for per share amounts)

                                                                       Three Months Ended March 31,

INTEREST INCOME                                                        1996                    1995
- ---------------                                                        ----                    ----
Interest and fees on loans                                        $   2,758               $   2,244
Interest on other market investments                                     41
Interest on fed funds sold                                                1                      20
Interest on investment securities
   U.S. Treasury and U.S. Government
      Agencies                                                          974                     837
   Obligations on states and political sub.                             500                     427
   Other bonds                                                          101                      37
                                                                  ---------               ---------
      Total interest income                                           4,375                   3,565

INTEREST EXPENSE

Interest on deposits                                                  1,880                   1,317
Interest on short-term borrowings                                        14                       8
                                                                  ---------               ---------
      Total interest expense                                          1,894                   1,325

Net interest income                                                   2,481                   2,240

Provision for loan losses

OTHER OPERATING INCOME

Service charges on deposit accounts                                     210                     199
            Gain on sale of loans                                       426
Other service charges, commissions,
   and fees                                                             237                      56
                                                                  ---------               ---------
      Total other operating income                                      873                     255

Realized gain(loss) on securities                                       (17)                      7

OTHER OPERATING EXPENSES

Salaries and employee benefits                                        1,567                     721
Occupancy expenses                                                      419                     214
Other operating expenses                                                484                     407
                                                                  ---------               ---------
      Total other operating expenses                                  2,470                   1,342

Income before income taxes                                              867                   1,160
Income tax expense                                                     (138)                   (287)
                                                                  ----------              ----------

Net Income                                                              729               $     873
                                                                  =========               =========

PER SHARE DATA

Net income                                                        $     .33               $     .39
Cash dividends paid and declared                                        .15                     .14
Number of shares outstanding                                      2,232,844               2,228,394

The Company's notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS ON CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)


                                                                 Three Months Ended March 31:

                                                                            1996                 1995
                                                                            ----                 ----
Cash flows from operating activities
      Net income                                                      $      729           $      873
      Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
           Depreciation                                                      164                  121
           Amortization of goodwill                                           42
           Accretion of discounts and amortization of
              premiums on investment securities, net                         (25)                 (48)
      Net realized gain(loss) on securities                                   17                   (7)
      Proceeds from sale of loans                                         17,687
      Origination of loans held for sale                                 (31,576)
      Gain on sale of loans                                                  426
      Change in other assets and liabilities:
Accrued interest receivable and other assets                                (287)                (551)
Accrued interest payable and
  other liabilities                                                        1,552                  673
                                                                      ----------           ----------
      Net cash provided by (used in) operating activities                (11,271)               1,061
                                                                      ----------           ----------

Cash flows from investing activities:
      Proceeds from maturities of investments
        held to maturity                                                   5,057                3,036
      Proceeds from sales and maturities of
        investments available for sale                                     8,850
      Purchase of investment securities                                   (1,391)              (4,412)
      Purchase of investments available for sale                          (2,479)
      Net decrease (increase) in customer loans                           (7,699)               4,312
      Purchase of corporate premises and equipment                          (366)                (575)
      Purchase of Federal Home Loan Bank stock                               (52)                 (32)
                                                                      ----------           ----------
      Net cash used in investing activities                                1,920                2,329
                                                                      ----------           ----------

Cash flows from financing activities:
      Net  increase(decrease) in deposits                                  3,759               (1,417)
      Assumption of deposit liabilities in                                 7,837
        branch acquisition, net of premium paid
      Proceeds from exercise of stock options                                 13                    1
      Cash dividends                                                        (335)                (312)
                                                                      ----------           ----------
      Net cash provided by (used in) financing activities                 11,274               (1,728)
                                                                      ----------           ----------

Net increase in cash and cash equivalents                                  1,923                1,662
Cash and cash equivalents at beginning of period                          13,450                6,995
                                                                      ----------           ----------

Cash and cash equivalents at end of period                            $   15,373           $    8,657
                                                                      ==========           ==========

Supplemental disclosure

      Interest paid                                                   $    2,015           $    1,474

The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

       In the opinion of C&F Financial Corporation's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three-month periods ended March 31, 1996 and 1995, and cash flows for the three-month periods ended March 31, 1996 and 1995.
       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-KSB for the year ended December 31, 1995.
       The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
       The consolidated financial statement include the account of the Company and its subsidiaries, with all significant intercompany transactions and accounts being eliminated in consolidation.
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of C&F Financial Corporation (the "Company"). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and supplemental financial data.

Overview

         Net income totaled $729,000 for the first quarter of 1996, a decrease of 16.5% over the first quarter of 1995. Earning per share were $.33 and $.39 for March 31, 1996 and 1995, respectively.
         Profitability  as measured by the  Company's  return on average  assets
(ROA) was 1.20% for the first quarter of 1996, down from 1.85% for the same period of 1995. Another key indicator of performance, the return on average equity (ROE) for March 31, 1996 was 9.14%, compared to 11.94% for March 31, 1995.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.
         Net interest income for the first quarter of 1996 was $2.5 million, up $241,000, or 10.8% from $2.2 million for March 31, 1995. Interest income increased $810,000, or 22.7%, while interest expense increased $569,000, 42.9%, in comparing March 31, 1996 to the same period of 1995.

Non-Interest Income

         The Company's principal sources of non-interest income are service charges and fees on deposit accounts, particularly transaction accounts, and the income from the sale of loans. Non-interest income increased $618,000, or 242.4% in the first quarter of 1996 over March 31, 1995. The majority of this increase is attributed to income generated from the sale of mortgage loans by C&F Mortgage Corporation, a subsidiary of the Company. C&F Mortgage Corporation began originating and selling residential mortgages on December 1, 1995. Income from the sale of loans was $426,000 for the first quarter of 1996. Other service charges, commissions, and fees increase $181,000 or 323.2% comparing March 31, 1996 to the same period of 1995. This increase is attributed to merchant bank card income, which is offset by other expenses relating to merchant bank card services, title insurance fees, and investment services income. The Company continuously seeks additional sources of non-interest income.

Non-Interest Expense

          Noninterest expense increased $1.1 million, or 84.1%, in the first quarter of 1996 over March 31, 1995. The increase in non-interest expense when comparing the two periods is attributed to overall growth of the Company. In April, 1995 the subsidiary C&F Investment Services, Inc. was organized to offer full-service brokerage services, and the Company opened a Citizens and Farmers Bank branch in Varina, Virginia. In June, 1995 the Bank acquired two additional branches in Middlesex and Tappahannock, Virginia. C&F Mortgage Corporation, a subsidiary of the Bank, was organized in September, and opened for business on December 1, 1995, to originate and sell residential mortgages. In February, 1996 the deposit liabilities of a West Point, Virginia branch were acquired. The growth of the Company increased salaries and employee benefits by $846,000, or 117.3% when comparing the first quarter 1996 to the same period of 1995. Also related to the recent growth occupancy expenses increased $205,000, or 95.8% when comparing to the same period of the prior year.

Income Taxes

         Applicable income taxes on first quarter 1996 earnings amounted to $138,000, compared to $287,000 for the same period of 1995.

Asset Quality-Allowance /Provision For Loan Losses

         The allowance is to provide for potential losses inherent in the loan portfolio. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risk include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

         The Company had no provision expense for the first quarter of 1996 or 1995. Loans charged off amounted to $2,000 for the first quarter of 1996 and $1,000 for the same period of 1995. Recoveries amounted to $1,000 and $20,000 for March 31, 1996 and 1995, respectively. The ratio of net charge-offs to average outstanding loans was .002% compared to .001% for the periods. Management felt that the reserve was adequate to absorb any losses on existing loans which may become uncollectible.

Nonperforming Assets

         Total nonperforming assets, which consist of the Company's nonaccrual loans was $542,000 at March 31, 1996, a decrease of $758,000 from March 31, 1995. Despite the fact that the Company has more non-performing loans than desired, management believes that losses will be minimal. It is expected that non-accruing loans will continue to be reduced in 1996.
         The Company places a loan on non-accrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of both principal and interact is doubtful. Corporate policy is to place loans on non-accrual status if principal or interest is past due for 90 days or more unless the debt is both well secured and in the process of being collected.

FINANCIAL CONDITION

Summary

         A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's maximum profitability while maintaining a minimum amount of risk.
         At the end of the first quarter of 1996, the Company had total assets of $252.5 million, up 5.6% over year-end. When comparing March 31, 1996 to March 31, 1995 an increase of 33.0% is reflected. The asset growth is attributed to the overall expansion and growth of Company during 1995 and the first quarter of 1996.

Loan Portfolio

         At March 31, 1996, loans, net of unearned income and reserve for loan losses, totaled $117.7 million, an increase of 7.0% over the 1995 year-end total of 110.0 million. Net loans increase 19.7% when comparing March 31, 1996 to the same period of 1995.
         The Company's lending activities are a principal source of income. All loans are attributable to domestic operations. Residential real estate loans, both construction and permanent, represent the major portion of the company's loan portfolio.

Investment Securities

         The investment securities portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements.
         The securities portfolio consists of two components, investment securities held to maturity and securities available for sale. Securities are classified as investment securities based on management's intent and the Company's ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in the securities' prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available for sale and are carried at estimated fair value.
         At March 31, 1996, total investment securities were $90.3 million compared to $100.6 and $73.1 for December 31, 1995 and March 31, 1995, respectively. Securities of U.S. Government agencies and corporations represent 47.8% of the total securities portfolio, obligations of state and political subdivisions were 38.9%, U.S. Treasury securities were 8.3%, investment-grade corporate bonds totaled .3% and preferred stocks were 4.7% at March 31, 1996.

Deposits

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts, and time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Deposits totaled $215.6 million at March 31, 1996, this reflects increases of 5.7% over year-end 1995 and 37.0% over March 31, 1995. Deposit growth was attributed to the acquisition of the Middlesex, Tappahannock, and West Point bank branches, and opening of the Varina bank branch, and growth of deposits at existing bank branch locations.

Liquidity

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investment and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs.
         At March 31, 1996, cash, securities classified as available for sale and federal funds sold were 14.3% of total earning assets compared to 11.6% and 11.9% at December 31, 1995 and March 31, 1995, respectively. Asset liquidity is also provided by managing the investment maturities.
         Addition resources of liquidity available to the Company include its subsidiary Bank's capacity to borrow additional funds through an established line of credit with a regional correspondent bank and the Federal Home Loan Bank.

Capital Resources

      The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.
      The Company's capital position continues to exceed regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios. Tier I capital consist of common and qualifying preferred shareholders' equity less goodwill. Total capital consist of Tier I capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The Company's Tier I capital ratio was 24.6% at March 31, 1996, compared to 23.87% at December 31, 1995. The total capital ratio was 22.5% at March 31, 1996 compared to 25.12% at December 31, 1995. These ratios are in excess of the mandated minimum requirement of 4% and 8%, respectively.

      Shareholders' equity reached $32.0 million at the end of the first quarter of 1996 compared to $31.8 million and $29.7 million at December 31, 1995 and March 31, 1995, respectively. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 1996, the Company's leverage ratio was 11.3% compared to 12.4% at December 31, 1995. Each of these exceeds the required minimum leverage ratio of 3%. The leverage ratio declined primarily due to asset growth outpacing shareholders' equity growth.

New Accounting Pronouncements

      SFAS No. 121 was issued in March, 1995, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This pronouncement was effective for fiscal years beginning after December 15, 1995, and its adoption has had no material effect on the Company's financial statements.
      SFAS No. 122, "Accounting for Mortgage Servicing Rights", was effective for fiscal years beginning after December 15, 1995. This pronouncement specifies how mortgage banking enterprises are to recognize rights to service mortgage loans for others, however those servicing rights are acquired. As management intends to sell substantially all loans originated by its mortgage corporation, the adoption of this pronouncement has had no material effect on the Company's financial statements.
      In October, 1995, SFAS No. 123, "Accounting for Stock Based Compensation", was issued and effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Management will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.

Effects of Inflation

      The effect of changing prices and financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demands, and deposits are reflected in the consolidated financial statements.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS


         There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


               C&F Financial Corporations Annual Shareholders Meeting was held on April 16, 1996.

               (a) The following  Class III Director was elected to the Board of
                   Directors until the 1999 Annual Meeting of Shareholders:

                   J.P. Causey Jr.

               (b) Deloitte & Touche LLP were appointed as independent  auditors of the Company for 1996 .


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

              Exhibit 27-Financial Data Schedule

(b)      Reports on Form 8-K

              The Company filed Form 8-K dated February 23, 1996 in the first quarter of 1996. This filing was in connection with the acquisition of a Crestar Bank branch in West Point, Virginia. Only the deposit liabilities were purchased.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            C&F FINANCIAL CORPORATION
                                  (Registrant)




Date       May 14, 1996               /s/ Larry G. Dillon
                                      Larry G. Dillon, President and CEO



Date       May 14, 1996               /s/ Brad E. Schwartz
                                      Brad E. Schwartz, Treasurer