Form 10QSB
period 1996-06-30
C & F FINANCIAL CORP
filed 1996-08-14
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                          FORM 10-QSB

[   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1996
                              -------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each on the issuer's classes of common equity, as of the latest practicable
date:                2,232,844 as of July 31, 1996
      ---------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):    [  ] Yes    [x] No

                                TABLE OF CONTENTS


Part I - Financial Information                                                            Page
Item 1.    Financial Statements

           Consolidated Balance Sheet -
               June 30, 1996 and December 31, 1995...........................................1

           Consolidated Statement of Income -
               Three months ended June 30, 1996 and 1995.....................................2

           Consolidated Statement of Income -
               Six months ended June 30, 1996 and 1995.......................................3

           Consolidated Statement of Cash Flows -
               Six months ended June 30, 1996 and 1995.......................................4

           Notes to Consolidated Financial Statements........................................5

Item 2.    Management's Discussion and Analysis .............................................6

Part II - Other Information

Item 1.    Legal Proceedings................................................................12

Item 6.    Exhibits and Reports on Form 8-K.................................................12

Signatures .................................................................................13


                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                        (Amounts in thousands of dollars)


ASSETS                                                 6-30-96           12-31-95
Cash and due from banks                              $   8,397          $   9,789
Interest -bearing deposits in other banks                2,128              3,031
Federal funds sold                                                            630
                                                     ---------          ---------
     Total cash and cash equivalents                    10,525             13,450
Investment securities

  Available for sale securities at fair value,
   amortized cost of $17,321,000 and $23,623,000,
     respectively                                       16,997             23,742

  Held to maturity at amortized cost,
     fair value of $71,038,000 and $78,606,000,
     respectively                                       71,253             76,896
Loans held for sale                                     15,200              1,885
Loans (gross)                                          126,335            111,935
  Less:  unearned income                                    (7)                (9)
  Less:  allowance for loan losses                      (1,905)            (1,914)
                                                     ----------         ----------
     Net loans                                         124,423            110,012
Federal Home Loan Bank stock                               857                805
Bank premises and equipment                              6,160              5,921
Accrued interest receivable                              2,352              2,439
Other assets                                             4,973              4,010
                                                     ---------          ---------

     Total assets                                    $ 252,740          $ 239,160
                                                     =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits

  Non-interest-bearing demand deposits               $  30,779          $  28,898
  Savings and interest-bearing demand deposits          81,324             84,313
  Time deposits                                         94,874             90,801
                                                     ---------          ---------
     Total deposits                                    206,977            204,012
Other Borrowings                                         7,500
Accrued interest payable                                   560                570
Other liabilities                                        4,988              2,760
                                                     ---------          ---------

     Total liabilities                                 220,025            207,342

Shareholders' Equity
  Common stock                                           2,233              2,231
  Additional paid-in capital                             1,301              1,290
  Retained earnings                                     29,001             27,805
  Net unrealized gain on securities
     available for sale , net of tax                       180                492
                                                     ---------          ---------

     Total shareholders' equity                         32,715             31,818
                                                     ---------          ---------

     Total liabilities and
     shareholders' equity                            $ 252,740          $ 239,160
                                                     =========          =========


The Company's notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                    (In thousands of dollars, except for per share amounts)

                                                      Three Months Ended June 30,

INTEREST INCOME                                           1996               1995
- ---------------                                           ----               ----
Interest and fees on loans                            $  3,013            $ 2,318
Interest on other market investments                        23
Interest on fed funds sold                                                     40
Interest on investment securities
  U.S. Treasury and U.S. Government Agencies               880                799
  Obligations on states and political sub.                 524                425
  Other bonds                                              100                 36
                                                      --------            -------
     Total interest income                               4,540              3,618

INTEREST EXPENSE

Interest on deposits                                     1,869              1,474
Interest on short-term borrowings                           63                  4
                                                      --------            -------
     Total interest expense                              1,932              1,478

Net interest income                                      2,608              2,140

Provision for loan losses

OTHER OPERATING INCOME

Service charges on deposit accounts                        248                210
Gain on sale of loans                                    1,104
Other service charges, commissions, and fees               270                 61
                                                      --------            -------
     Total other operating income                        1,622                271

Realized gain on securities                                  4

OTHER OPERATING EXPENSES

Salaries and employee benefits                           1,744                676
Occupancy expenses                                         423                233
Other operating expenses                                   677                484
                                                      --------            -------
     Total other operating expenses                      2,844              1,393

Income before income taxes                               1,390              1,018
Income tax expense                                         254                304
                                                      --------            -------

Net Income                                            $  1,136            $   714
                                                      ========            =======

PER SHARE DATA

Net income                                                 .51            $   .32
Cash dividends paid and declared                           .15                .15
Number of shares outstanding                         2,232,844          2,228,744


The Company's notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                    (In thousands of dollars, except for per share amounts)

                                                          Six Months Ended June 30,

INTEREST INCOME                                           1996               1995
- ---------------                                           ----               ----
Interest and fees on loans                            $  5,771            $ 4,562
Interest on other market investments                        64
Interest on fed funds sold                                   1                 60
Interest on investment securities
  U.S. Treasury and U.S. Government Agencies             1,854              1,636
  Obligations on states and political sub.               1,024                852
  Other bonds                                              201                 73
                                                      --------            -------
     Total interest income                               8,915              7,183

INTEREST EXPENSE

Interest on deposits                                     3,749              2,791
Interest on short-term borrowings                           77                 12
                                                      --------            -------
     Total interest expense                              3,826              2,803

Net interest income                                      5,089              4,380

OTHER OPERATING INCOME

Service charges on deposit accounts                        458                409
Gain on sale of loans                                    1,530
Other service charges, commissions,
  and fees                                                 507                117
                                                      --------            -------
     Total other operating income                        2,495                526

Realized gain(loss) on securities                          (13)                 7

OTHER OPERATING EXPENSES

Salaries and employee benefits                           3,311              1,397
Occupancy expenses                                         842                447
Other operating expenses                                 1,161                891
                                                      --------            -------
     Total other operating expenses                      5,314              2,735

Income before income taxes                               2,257              2,178
Income tax expense                                         392                591
                                                      --------            -------

Net Income                                            $  1,865            $ 1,587
                                                      ========            =======

PER SHARE DATA

Net income                                            $    .84            $   .71
Cash dividends paid and declared                           .30                .29
Number of shares outstanding                         2,232,844          2,228,744


The Company's notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS ON CASH FLOWS

                                   (Unaudited)

                        (Amounts in thousands of dollars)


                                                           Six Months Ended June 30,

                                                             1996              1995
                                                             ----              ----
Cash flows from operating activities:

     Net income                                          $  1,865          $  1,587
     Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
         Depreciation                                         340               250
         Amortization of goodwill                             122
         Accretion of discounts and amortization of
           premiums on investment securities, net             (49)             (101)
     Net realized gain(loss) on securities                    (13)               (7)
     Proceeds from sale of loans                           60,407
     Origination of loans held for sale                   (75,252)
     Gain on sale of loans                                  1,530
     Change in other assets and liabilities:

Other real estate owned                                                          59
Accrued interest receivable and other assets                 (822)           (2,613)
         Accrued interest payable and
           other liabilities                                2,218               848
                                                         --------          --------
     Net cash provided by (used in) operating activities   (9,654)               23
                                                         ---------         --------

Cash flows from investing activities:
     Proceeds from maturities of investments
       held to maturity                                    11,156             6,996
     Proceeds from sales and maturities of
       investments available for sale                       8,850
     Purchase of investment securities                     (5,519)          (11,531)
     Purchase of investments available for sale            (2,521)
Net decrease (increase) in customer loans                 (14,411)            1,224
     Purchase of corporate premises and equipment            (579)           (1,592)
     Purchase of Federal Home Loan Bank stock                 (52)              (32)
                                                         ---------         ---------
     Net cash used in investing activities                 (3,076)           (4,935)
                                                         ---------         ---------

Cash flows from financing activities:
     Net  increase(decrease) in deposits                   (4,872)           27,312
     Net increase in other borrowings                       7,500
     Assumption of deposit liabilities in
       branch acquisition, net of premium paid              7,837
     Proceeds from exercise of stock options                   13                 1
     Cash dividends                                          (670)             (646)
                                                         ---------         ---------
     Net cash provided by (used in) financing activities    9,808            26,667
                                                         --------          --------

Net increase (decrease) in cash and cash equivalents       (2,925)           21,755
Cash and cash equivalents at beginning of period           13,450             6,995
                                                         --------          --------

Cash and cash equivalents at end of period               $ 10,525          $ 28,750
                                                         ========          ========

Supplemental disclosure
     Interest paid                                       $  3,827          $  2,755
     Income taxes paid                                   $    129          $    521

The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

      In the opinion of C&F Financial Corporation's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-KSB for the year ended December 31, 1995.

      The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements include the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts being eliminated in consolidation.

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

Overview

        Net income totaled $1.9 million for the first six months ended June 30, 1996, an increase of 17.5% over the same period of 1995. Earnings per share were $.84 and $.71 for June 30, 1996 and 1995, respectively. Net income increase 59.1% for the second quarter of 1996 compared to the second quarter of 1995. Net income for the second quarter of 1996 was $1.1 million compared to $714,000 for the same period of 1995. Earnings per share were $.51 for the second quarter, up 59.4% from $.32 per share for June 30, 1995.

        Profitability as measured by the Company's return on average assets
(ROA) was 1.52% for the six month period ended June 30, 1996, down from 1.66% for the same period of 1995. Another key indicator of performance, the return on average equity (ROE) for June 30, 1996 was 11.48%, compared to 10.73% for the six month period ended June 30, 1995

RESULTS OF OPERATIONS

Net Interest Income

               Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

        Net interest income for the six month period ended June 30, 1996 was $5.1 million, up $709,000, or 16.2% from $4.4 million for the six month period ended June 30, 1995. Interest income increased $1.7 million, or 24.1%, while interest expense increased $1.0 million, or 36.5%, in comparing the six months ended June 30, 1996 to the same period of 1995.

        Net interest income for the three months ended June 30, 1996 was $2.6 million, or 21.9% from $2.1 million for the same three months of 1995. Interest income increased $922,000, or 25.5%, while interest expense increased $454,000, or 30.7% in comparing the second quarter of 1996 to the same period of 1995.

        The net interest increase shown when comparing June 30, 1996 to the same period of 1996 is a result of a greater increase in earning assets than interest-bearing liabilities during 1996.

Non-Interest Income

        Non-interest income increase $2.0 million , or 374.3% for the six month period ended June 30, 1996 over the same period of 1995. Non-interest income increased $1.4 million, or 498.5% when comparing three months ended June 30, 1996 to the same period of 1995. The majority of this increase is attributed to income generated from the sale of mortgage loans by C&F Mortgage Corporation, a subsidiary of the Company. C&F Mortgage Corporation began originating and selling residential mortgages on December 1, 1995. Income from the sale of loans was $1.5 million for the first six months of 1996. Other service charges, commissions, and fees increased $390,000, or 333.3% comparing June 30, 1996 year-to-date to the same period of 1995. This increase shows steady growth in other sources of non-interest income, including title insurance fees from C&F Title Agency, Inc. and income generated from C&F Investment Services, Inc.

Non-Interest Expense

        Non-interest expense increased $2.6 million, or 94.3%, for the six month period ended June 30, 1996 over the same period of 1995. A similar increase of 104.2% is reflected when comparing the three month period ended June 30, 1996 to the same period of 1995. The increase in non-interest expense when comparing the two periods is attributed to overall growth of the Company. In April, 1995 the subsidiary C&F Investment Services, Inc. was organized to offer full-service brokerage services, and the Company opened Citizens and Farmers Bank branch in Varina, Virginia. In June, 1995 the Bank acquired two additional branches in Middlesex and Tappahannock, Virginia. C&F Mortgage Corporation, a subsidiary of Bank, was organized in September, and opened for business on December 1, 1995, to originate and sell residential mortgages. In February, 1996 the deposit liabilities of a West Point, Virginia branch were acquired. The growth of the Company increased salaries and employee benefits by $1.9 million, or 137% when comparing the first six months of 1996 to the same period of 1995. Also, related to the recent growth occupancy expenses increased $395,000, or 88.4% when comparing June 30, 1996 year-to-date to June 30, 1995.

Income Taxes

     Income tax expense for the period ended June 30, 1996 amounted to $392,000, compared to $591,000 for June 30, 1995.

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

The Company had no provision expense for the first six months of 1996 or 1995. Loans charged off amounted to $10,000 for June 30, 1996 and $3,000 for the same period of 1995. Recoveries amounted to $1,000 and $24,000 for June 31, 1996 and 1995, respectively. The ratio of net charge-offs to average outstanding loans was .007% compared to .003% for the periods. Management felt that the reserve was adequate to absorb any losses on existing loans which may become uncollectible.

Non-performing Assets

        Total non-performing assets, which consist of the Company's non-accrual loans was $450,000 at June 30, 1996, a decrease of $457,000 from December 31, 1995. Despite the fact that the Company has more non-performing loans than desired, management believes that losses will be minimal. It is expected that non-accruing loans will continue to be reduced in 1996.

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

        At June 30, 1996, the Company had total assets of $252.7 million, up 5.7% from $239.1 million over year-end 1995. The asset growth is attributed to the continuous expansion and growth of the Company.

Loan Portfolio

        At June 30, 1996, loans held for sale amounted to $15.2 million, an increase over the $1.9 million held at December 31, 1995. In December of 1995, C&F Mortgage Corporation was newly formed and had not had time to originate the loans. At June 30, 1996, the Bank's loans net of unearned income and reserve for loan losses, totals $124.4 million, an increase of 13.1% over the 1995 year-end total of $110.0 million.

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

        At June 30, 1996, total investment securities were $88.3 million compared to $100.6 for December 31, 1995. This decrease is a result of securities not being reinvested as they mature. Securities of U.S. Government agencies and corporations represent 46.8% of the total securities portfolio, obligations of state and political subdivisions were 42.4%, U.S. Treasury securities were 5.6%, investment-grade corporate bonds totaled .3% and preferred stocks were 4.9% at March 31, 1996.

Deposits

        The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts, and time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

     Deposits totaled $207.0 million at June 30, 1996, this reflects an increase of 1.5% over year-end 1995.

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

     At June 30, 1996, cash, securities classified as available for sale and federal funds sold were 11.9% of total earning assets compared to 11.6% at December 31, 1995. Asset liquidity is also provided by managing the investment maturities.

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

     The Company's capital position continues to exceed regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios. Tier I capital consist of common and qualifying preferred shareholders' equity less goodwill. Total capital consist of Tier I capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The Company's Tier I capital ratio was 22.94 % at June 30, 1996, compared to 23.87% at December 31, 1995. The total capital ratio was 24.19% at June 30, 1996 compared to 25.12% at December 31, 1995. These ratios are in excess of the mandated minimum requirement of 4% and 8%, respectively.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

           Exhibit 27-Financial Data Schedule

(b)     Reports on Form 8-K

           The Company filed no report on Form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            C&F FINANCIAL CORPORATION
                                  (Registrant)

Date                     August 13, 1996         /s/ Larry G. Dillon
       -------------------------------------     -------------------
                                                 Larry G. Dillon, President and
                                                 Chief Executive Officer

Date                     August 13, 1996         /s/ Brad E. Schwartz
       -------------------------------------    --------------------
                                                 Brad E. Schwartz, Treasurer