Form 10QSB
period 1996-09-30
C & F FINANCIAL CORP
filed 1996-11-14
CIK 913341

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)                         FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

For the quarterly period ended          September 30, 1996
                              --------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to _______________________

Commission file number                33-70184
                       --------------------------------------------------------

                            C&F Financial Corporation
_______________________________________________________________________________
                     (Exact name of small business issuer as
                            specified in its charter)

           Virginia                                   54-1680165
 State of other jurisdiction of                     I.R.S. Employer
 incorporation of organization)                   Identification No.)

     Eighth and Main Streets                West Point VA           23181
(Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number)                        (804) 843-2360
                           ----------------------------------------------------

_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                    2,113,041 as of October 31, 1996
      -------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):   [  ] Yes  [x] No

                                TABLE OF CONTENTS

Part I - Financial Information                                   Page

Item 1. Financial Statements

        Consolidated Balance Sheet -

            September 30, 1996 and December 31, 1995................1

        Consolidated Statement of Income -

            Three months ended September 30, 1996 and 1995..........2

        Consolidated Statement of Income -

            Nine months ended September 30, 1996 and 1995...........3

        Consolidated Statement of Cash Flows -

            Nine months ended September 30, 1996 and 1995...........4

        Notes to Consolidated Financial Statements..................5

Item 2. Management's Discussion and Analysis .......................6


Part II - Other Information

Item 1. Legal Proceedings .........................................12

Item 5. Other Information .........................................12

Item 6. Exhibits and Reports on Form 8-K...........................12

Signatures    .....................................................13

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (Amounts in thousands of dollars)


ASSETS                                                              9-30-96                12-31-95
Cash and due from banks                                         $     7,115             $     9,789
Interest -bearing deposits in other banks                             2,714                   3,031
Federal funds sold                                                                              630
                                                                -----------             -----------
      Total cash and cash equivalents                                 9,829                  13,450
Investment securities

   Available for sale securities at fair value,
   amortized cost of $16,387,000 and $23,623,000,
      respectively                                                   16,044                  23,742
   Held to maturity at amortized cost,
      fair value of $71,178,000 and $78,606,000,
      respectively                                                   71,042                  76,896
Loans held for sale                                                   9,785                   1,885
Loans (gross)                                                       133,501                 111,935
   Less:  unearned income                                                (7)                     (9)
   Less:  allowance for loan losses                                  (1,910)                 (1,914)
                                                                ------------            ------------
      Net loans                                                     131,584                 110,012
Federal Home Loan Bank stock                                            857                     805
      Bank premises and equipment                                     6,150                   5,921
Accrued interest receivable                                           2,215                   2,439
Other assets                                                          4,772                   4,010
                                                                -----------             -----------
      Total assets                                              $   252,278             $   239,160
                                                                ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits                         $    27,877             $    28,898
   Savings and interest-bearing demand deposits                      85,778                  84,313
   Time deposits                                                     94,990                  90,801
                                                                -----------             -----------
      Total deposits                                                208,645                 204,012
Repurchase agreements                                                 1,785
Other borrowings                                                      5,100
Accrued interest payable                                                645                     570
Other liabilities                                                     2,700                   2,760
                                                                -----------             -----------
      Total liabilities                                             218,875                 207,342

Shareholders' Equity
   Common stock (2,232,844 and 2,230,844 shares                       2,233                   2,231
       outstanding at September 30, 1996 and
       December 31, 1995, respectively)
   Additional paid-in capital                                         1,301                   1,290
   Retained earnings                                                 29,712                  27,805
   Net unrealized gain on securities
      available for sale , net of tax                                   157                     492
                                                                -----------             -----------

      Total shareholders' equity                                     33,403                  31,818
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                      $   252,278             $   239,160
                                                                ===========             ===========

The Company's notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (In thousands of dollars, except for per share amounts)


                                                                            Three Months Ended September 30,
INTEREST INCOME                                                               1996                    1995
---------------                                                               ----                    ----
Interest and fees on loans                                               $   3,108               $   2,527
Interest on other market investments                                                                   128
Interest on fed funds sold                                                      61                      43
Interest on investment securities
   U.S. Treasury and U.S. Government Agencies                                  834                   1,007
   Obligations on states and political sub.                                    540                     442
   Other bonds                                                                 102                      31
                                                                         ---------               ---------
      Total interest income                                                  4,645                   4,178

INTEREST EXPENSE

Interest on deposits                                                         1,847                   1,818
Interest on short-term borrowings                                               84                       7
                                                                         ---------               ---------
      Total interest expense                                                 1,931                   1,825

Net interest income                                                          2,714                   2,353

Provision for loan losses                                                        -                       -

OTHER OPERATING INCOME

Service charges on deposit accounts                                            260                     227
Gain on sale of loans                                                        1,126
Other service charges, commissions, and fees                                   174                      87
                                                                         ---------               ---------
      Total other operating income                                           1,560                     314

Realized gains on securities                                                                            10

OTHER OPERATING EXPENSES

Salaries and employee benefits                                               1,868                     883
Occupancy expenses                                                             450                     269
Other operating expenses                                                       598                     401
                                                                         ---------               ---------
      Total other operating expenses                                         2,916                   1,553

Income before income taxes                                                   1,358                   1,124
Income tax expense                                                             289                     183
                                                                         ---------               ---------

Net Income                                                               $   1,069               $     941
                                                                         =========               =========

PER SHARE DATA

Net Income                                                               $     .48               $     .42
Cash Dividends Paid and Declared                                               .16                     .15
Weighted average number of shares outstanding                            2,232,275               2,228,739


The Company's notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (In thousands of dollars, except for per share amounts)

                                                                      Nine Months Ended September 30,

INTEREST INCOME                                                        1996                    1995
---------------                                                        ----                    ----
Interest and fees on loans                                        $   8,879               $   7,089
Interest on fed funds sold                                                1                     103
Interest on market investments                                          125                     128
Interest on investment securities
   U.S. Treasury and U.S. Government Agencies                         2,688                   2,643
   Obligations on states and political sub.                           1,564                   1,294
   Other bonds                                                          303                     104
                                                                  ---------               ---------
      Total interest income                                          13,560                  11,361

INTEREST EXPENSE

Interest on deposits                                                  5,596                   4,609
Interest on short-term borrowings                                       161                      19
                                                                  ---------               ---------
      Total interest expense                                          5,757                   4,628

Net interest income                                                   7,803                   6,733

Provision for loan losses                                                 -                       -

OTHER OPERATING INCOME

Service charges on deposit accounts                                     718                     636
Gain on sale of loans                                                 2,656
Other service charges, commissions,
   and fees                                                             681                     204
                                                                  ---------               ---------
      Total other operating income                                    4,055                     840

Realized gains (losses) on securities                                    (13)                     17

OTHER OPERATING EXPENSES

Salaries and employee benefits                                        5,179                   2,280
Occupancy expenses                                                    1,292                     716
Other operating expenses                                              1,759                   1,292
                                                                  ---------               ---------
      Total other operating expenses                                  8,230                   4,288

Income before income taxes                                            3,615                   3,302
Income tax expense                                                      681                     774
                                                                  ---------               ---------

Net income                                                        $   2,934               $   2,528
                                                                  =========               =========

PER SHARE DATA

Net income                                                        $    1.31               $    1.13
Cash dividends paid and declared                                        .46                     .44
Weighted average number of shares outstanding                     2,232,275               2,228,739


The Company's notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS ON CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

                                                                          Nine Months Ended September 30,

                                                                            1996                 1995
                                                                            ----                 ----
Cash flows from operating activities:
      Net income                                                      $    2,934           $    2,528
      Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
           Depreciation                                                      608                  402
           Amortization of goodwill                                          202                   35
           Accretion of discounts and amortization of
              premiums on investment securities, net                        (208)                (141)
      Net realized gain(loss) on securities                                  (13)                 (17)
      Proceeds from sale of loans                                        119,161
      Origination of loans held for sale                                (129,717)
      Gain on sale of loans                                                2,656
      Change in other assets and liabilities:
      Other real estate owned                                                                      59
      Accrued interest receivable and other assets                          (484)                (869)
         Accrued interest payable and other liabilities                    1,800                1,178
                                                                      ----------           ----------
      Net cash provided by (used in) operating activities                 (3,061)               3,175
                                                                      -----------          ----------

Cash flows from investing activities:
      Proceeds from maturities of investments
        held to maturity                                                  13,351               10,826
      Proceeds from sales and maturities of
        investments available for sale                                     9,531
      Purchase of investment securities                                   (1,975)             (31,920)
      Purchase of investments available for sale                          (7,340)
      Net decrease (increase) in customer loans                          (21,572)              (6,668)
      Purchase of corporate premises and equipment                          (837)              (1,704)
      Purchase of Federal Home Loan Bank stock                               (52)                 (32)
                                                                      -----------          ----------
      Net cash used in investing activities                               (8,894)             (29,498)
                                                                      -----------          -----------

Cash flows from financing activities:
      Net  increase(decrease) in deposits                                 (3,204)              15,015
      Net increase in other borrowings                                     5,100
      Assumption of deposit liabilities in
        branch acquisition, net of premium paid                            7,452               20,271
      Proceeds from exercise of stock options                                 13                   17
      Cash dividends                                                      (1,027)                (981)
                                                                      -----------          -----------
      Net cash provided by (used in) financing activities                  8,334               34,322
                                                                      ----------           ----------

Net increase (decrease) in cash and cash equivalents                      (3,621)               7,999
Cash and cash equivalents at beginning of period                          13,450                6,995
                                                                      ----------           ----------

Cash and cash equivalents at end of period                            $    9,829           $   14,994
                                                                      ==========           ==========
Supplemental disclosure

      Interest paid                                                   $    5,610           $    4,433
      Income taxes paid                                               $      436           $      722


The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

       In the opinion of C&F Financial Corporation's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and cash flows for the nine-month periods ended September 30, 1996 and 1995.

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

Note 2

       Net income per share has been calculated on the basis of the weighted average number of shares outstanding for the applicable periods. Weighted average number of shares was 2,232,844 and 2,230,744 for the nine months ended September 30, 1996 and 1995, respectively.

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

Overview

         Net income increased 16.1% for the nine month period ended September 30, 1996 compared to the same period of 1995. Net income for the nine month period ended September 30, 1996 reached $2,934,000 compared to $2,528,000 reached for the same period of 1995. Earnings per share were $1.31 for the nine month period, up 15.9% from $1.13 per share for nine month ended September 30, 1995. Net income increased 13.6% for the third quarter of 1996 compared to the third quarter of 1995. Net income for the third quarter of 1996 is $1,069,000 compared to $941,000 for the same period of 1995. Earnings per share were $.48 for the third quarter, up 14.3% from $.42 per share for September 30, 1995.

         Profitability as measured by the Company's annualized return on average assets (ROA) declined at 1.56% for the nine month period ended September 30, 1996, down from 1.67% for the same period of 1995. Another key indicator of performance, the annualized return on average equity (ROE) for the nine month period ended September 30, 1996 was 12.14%, compared to 11.40% for the nine month period ended September 30, 1995.

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

         Net interest income for the nine month period ended September 30, 1996 was $7.80 million, up $1,070,000, or 15.9% from $6.73 million for the nine month period ended September 30, 1995. Interest income increased $2.20 million, or 19.4%, while interest expense increased $1.13 million, 24.4%, in comparing the nine months ended September 30, 1996 to the same period of 1995.

         Net interest income for the three months ended September 30, 1996 was $2.71 million, up $361,000, or 15.3% from $2.35 million for the same three months of 1995. Interest income increased $467,000, or 11.2%, while interest expense increased $106,000, or 5.8% in comparing the third quarter of 1996 to the same period of 1995.

         The net interest increase shown when comparing September 30, 1996 to the same period of 1995 is a result of a greater increase in earning assets than interest-bearing liabilities during 1996. The largest increase in earning assets is reflected in the net loan category.

Noninterest Income

         Non-interest income increased $3.2 million, or 382.7% for the nine month period ended September 30, 1996 over the same period of 1995. Non-interest income increased $1.2 million, or 396.8% when comparing three months ended September 30, 1996 to the same period of 1995. The majority of this increase is attributed to income generated from the sale of mortgage loans by C&F Mortgage Corporation, a subsidiary of the Company. C&F Mortgage Corporation began originating and selling residential mortgages on December 1, 1995. Income from the sale of loans was $2.7 million for the first nine months of 1996. Other service charges, commissions, and fees increased $477,000, or 233.8% comparing September 30, 1996 year-to-date to the same period of 1995. This increase shows steady growth in other sources of non-interest income, including title insurance fees from C&F Title Agency, Inc. and income generated from C&F Investment Services, Inc.

Noninterest Expense

         Non-interest expense increased $3.9 million, or 91.9%, for the nine month period ended September 30, 1996 over the same period of 1995. A similar increase of 87.8% is reflected when comparing the three month period ended September 30, 1996 to the same period of 1995. The increase in non-interest expense when comparing the two periods is attributed to overall growth of the Company. In April, 1995 the subsidiary C&F Investment Services, Inc. was organized to offer full-service brokerage services, and the Company opened a Citizens and Farmers Bank branch in Varina, Virginia. In June, 1995 the Bank acquired two additional branches in Middlesex and Tappahannock, Virginia. C&F Mortgage Corporation, a subsidiary of Bank, was organized in September, and opened for business on December 1, 1995, to originate and sell residential mortgages. In February, 1996 the deposit liabilities of a West Point, Virginia branch were acquired. The growth of the Company increased salaries and employee benefits by $2.9 million, or 127.1% when comparing the first nine months of 1996 to the same period of 1995. Also, related to the recent growth, occupancy expenses increased $576,000, or 80.4% when comparing September 30, 1996 year-to-date to September 30, 1995.

Income Taxes

         Income tax expense for the period ended September 30, 1996 amounted to $681,000, compared to $774,000 for September 30, 1995.

Asset Quality-Allowance /Provision For Loan Losses

         The allowance is to provide for potential losses inherent in the loan portfolio. Among other factors, management considers the Company's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current and anticipated economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

        The Company had no provision expense for the first nine months of 1996 or 1995. Loans charged off amounted to $12,000 in the nine month period ended September 30, 1996 and $8,000 for the same period of 1995. Recoveries amounted to $8,000 and $25,000 in the nine month period ended September 30, 1996 and 1995, respectively. The ratio of net charge-offs to average outstanding loans was .003% for September 30, 1996. The allowance for loan losses was $1.9 million at September 30, 1996 and September 30, 1995. The allowance approximates 1.4% and 1.8% of total loans outstanding at September 30, 1996 and 1995, respectively. Management felt that the reserve was adequate to absorb any losses on existing loans which may become uncollectible.

Nonperforming Assets

         Total non-performing assets, which consist of the Company's non-accrual loans was $501,000 at September 30, 1996, a decrease of $406,000 from December 31, 1995. Despite the fact that the Company has more non-performing loans than desired, management believes that losses will be minimal. It is expected that non-accruing loans will continue to be reduced in 1996.

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

         At September 30, 1996, the Company had total assets of $252.3 million, up 5.5% from $239.1 million over year-end 1995. The asset growth is attributed to the continuous expansion and growth of the Company.

Loan Portfolio

         At September 30, 1996, loans held for sale amounted to $9.8 million, an increase over the $1.9 million held at December 31, 1995. In December of 1995, C&F Mortgage Corporation was newly formed and had not had time to originate many loans. At September 30, 1996, the Bank's loans net of unearned income and reserve for loan losses, totals $131.6 million, an increase of 19.6% over the 1995 year-end total of $110.0 million.

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

         At September 30, 1996, total investment securities were $87.1 million compared to $100.6 for December 31, 1995. This decrease is a result of securities not being reinvested as they mature. Securities of U.S. Government agencies and corporations represent 47.4% of the total securities portfolio, obligations of state and political subdivisions were 43.9%, U.S. Treasury securities were 3.4%, investment-grade corporate bonds totaled .3% and preferred stocks were 5% at September 30, 1996.

Deposits

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts, and time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Deposits totaled $208.6 million at September 30, 1996 compared to $204.0 at December 31, 1995. The Company assumed deposit liabilities of $7.8 million in a branch acquisition in February 1996. Not including the acquisition deposits, the Company shows a decrease in deposits of $3.2 million or 1.6%.

Liquidity

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity which is sufficient to satisfy its depositors' requirements and to meet customers' credit needs.

         At September 30, 1996, cash, securities classified as available for sale and interest-bearing deposits were 8.1% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

         Additional resources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank.

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

      The Company's capital position continues to exceed regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios. Tier I capital consist of common and qualifying preferred shareholders' equity less goodwill. Total capital consist of Tier I risk-based capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The Company's Tier I capital ratio was 22.86% at September 30, 1996, compared to 23.87% at December 31, 1995. The total risk-based capital ratio was 24.11% at September 30, 1996 compared to 25.12% at December 31, 1995. These ratios are in excess of the mandated minimum requirements.

      Shareholders' equity reached $33.4 million at the end of the third quarter of 1996 compared to $31.8 million at December 31, 1995. The leverage ratio consists of Tier I capital divided by quarterly average assets. At September 31, 1996, the Company's leverage ratio was 12.2% compared to 12.4% at December 31, 1995. Each of these exceeds the required minimum leverage ratio of 3%. The leverage ratio declined primarily due to asset growth outpacing shareholders' equity growth.

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

      SFAS No. 122, "Accounting for Mortgage Servicing Rights", was effective for fiscal years beginning after December 15, 1995. This pronouncement specifies how mortgage banking enterprises are to recognize rights to service mortgage loans for others, however those servicing rights are acquired. The Company sells substantially all loans originated by its mortgage corporation, the adoption of this pronouncement has had no material effect on the Company's financial statements.

      In October, 1995, SFAS No. 123, "Accounting for Stock Based Compensation", was issued and effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Management will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees. The adoption of SFAS No. 123 has had no material effect on the Company's financial statements.

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

ITEM 5 - OTHER INFORMATION

         Between October 16 and October 25, 1996, the Company repurchased a total of 119,803 shares of Company common stock from three shareholders in three independently negotiated transactions at a price of $17.75 per share, below the present trading price. Management believes this was a unique opportunity to reduce the outstanding common stock of the Company at a price per share that is favorable to remaining shareholders. As a result, the Company had a total of 2,113,041 shares of common stock outstanding as of October 31, 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

              The Company filed no report on Form 8-K for the quarter ended September 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            C&F FINANCIAL CORPORATION
                    ------------------------------------------
                                  (Registrant)


Date   November 12, 1996          /s/ Larry G. Dillon
      -------------------         -------------------------------------
                                  Larry G. Dillon, President
                                  and Chief Executive Officer

Date   November 12, 1996          /s/ Brad E. Schwartz
      -------------------         -------------------------------------
                                  Brad E. Schwartz, Treasurer