Form 10KSB
period 1996-12-31
C & F FINANCIAL CORP
filed 1997-02-28
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended              December 31, 1996
                          ---------------------------------------------

                                       or

(   )  TRANSITION REPORT PURSUANT TO SECTION  13 OR 15 (d) OF THE SECURITIES
       EXCHANGE  ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________________ to __________________

Commission file number                        33-70184
                       --------------------------------------------------------

                            C&F FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Virginia                                    54-1680165
      ---------------------------------                   -------------------
       State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization                     Identification No.)

   Eighth and Main Streets             West Point        VA       23181
---------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (804) 843-2360
                                                  --------------------------

Securities registered pursuant to Section 12(b) of the Act:            NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock    $1.00 Par
------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. ( X ) Yes     (   ) No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

        Registrant's revenues were $23,011,913 for fiscal year ended December 31, 1996.

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $39,091,259 as of February 18, 1997.

        The number of shares outstanding of the registrant's common stock, $1.00 par value was 2,113,041 at February 18, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-KSB                         Incorporated Document


PART II

Item 6 -   Management's Discussion and          The Company's 1996 Annual Report
           Analysis of Financial Conditions     to Shareholders for the fiscal
           and Results of Operations            years ended December 31, 1996,
                                                Management's Discussion and
                                                Analysis of Financial Condition
                                                and Results of Operations, pages
                                                9 through 18.

Item 7 -   Financial Statements                 The Company's 1996 Annual Report
                                                to Shareholders for fiscal years
                                                ended December 31, 1996,
                                                Consolidated Financial
                                                Statements, Notes to
                                                Consolidated Financial
                                                Statements, and Independent
                                                Auditors' Report pages 19
                                                through 35.


PART III

Item 9 - Directors and Executive                The Company's 1997 Proxy
         Officers of the Registrant             Statement, Election of
                                                Directors, pages 2 through 4.


Item 10 -  Executive Compensation               The Company's 1997 Proxy
                                                Statement, Executive
                                                Compensation, page 5.


Item 11 -  Security Ownership of Certain        The Company's 1997 Proxy
           Beneficial Owners and Management     Statement, Principal Holders of
                                                Capital Stock, page 2.

Item 12 -  Certain Relationships and            The Company's 1997 Proxy
           Related Transactions                 Statement, Interest of
                                                Management in Certain
                                                Transactions, pages 4 through 5.

                                TABLE OF CONTENTS

PART 1

ITEM 1.       BUSINESS...........................................page 1

ITEM 2.       PROPERTIES.........................................page 2

ITEM 3.       LEGAL PROCEEDINGS..................................page 3

ITEM 4.       SUBMISSION OF MATTERS
                TO A VOTE OF SECURITY HOLDERS....................page 3

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS..................page 4

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION.....page 4

ITEM 7.       FINANCIAL STATEMENTS ..............................page 4

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE...........page 4

PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT...............................page 5

ITEM 10.      EXECUTIVE COMPENSATION.............................page 5

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT............................page 5

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS.....................................page 5

ITEM 13.      EXHIBITS...........................................page 6

                                     PART I

Item 1.   BUSINESS

General

       C&F Financial Corporation (the "Company") is a bank holding company which was incorporated under the laws of the Commonwealth of Virginia in March, 1994. The Company owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the "Bank"), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank has a total of nine branches. The Bank has its main office at Eighth and Main Streets, West Point, Virginia, and has branch offices in the locations of Norge, Middlesex, Providence Forge, Quinton, Tappahannock, Varina, Williamsburg and West Point (2 branches). The Bank was originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927.

       The local community served by the Bank is defined as those portions of King William County, King and Queen County, Hanover County and Henrico County which are east of Route 360; Essex, Middlesex, New Kent, Charles City, and James City Counties; that portion of York County which is directly north of James City County; and that portion of Gloucester County surrounded by Routes 14 and 17.

       The Company, through its subsidiaries, offers a wide range of banking services available to both individuals and small businesses. These services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. Also, the Bank offers ATMs at all locations, credit card services, trust services, travelers' checks, money orders, safe deposit rentals, collections, notary public, wire services and other customary bank services to its customers.

       The Bank has three wholly-owned subsidiaries, C & F Title Agency, Inc., C&F Investment Services, Inc., and C&F Mortgage Corporation, all incorporated under the laws of the Commonwealth of Virginia. C&F Title Agency, Inc. sells title insurance to the mortgage loan customers of the Company. C&F Investment Services, Inc., organized April, 1995, is a full-service brokerage firm offering a comprehensive range of investment options including stocks, bonds, annuities and mutual funds. C&F Mortgage Corporation, organized in September, 1995, originates and sells residential mortgages.

       C&F Mortgage Corporation provides mortgage services through five locations in Virginia and two in Maryland. The Virginia offices are in Richmond (two locations), Williamsburg, Newport News, and Chester. The Maryland offices are in Crofton and Bel Aire.

       As of December 31, 1996, a total of 202 persons were employed by the Company, of whom 25 were part-time. The Company considers relations with its employees to be excellent.

Competition

         The Bank is subject to competition from various financial institutions and other companies or firms that offer financial services. The Bank's principal competition in its market area consists of all the major statewide banks. The Bank also competes for deposits with savings and loan associations, credit unions and money-market funds. In making loans, the Bank competes with consumer finance companies, credit unions, leasing companies and other lenders.

         C&F Mortgage Corporation competes for mortgage loans in its market areas with other mortgage companies, commercial banks and other financial institutions.

         C&F Investment Services competes with other investment companies, brokerage firms, and insurance companies to provide these services.

Regulation and Supervision

         The Company is subject to regulation by the Federal Reserve Bank under the Bank Holding Company Act of 1956. The Company is also under the jurisdiction of the Securities and Exchange Commission and certain state securities commissions with respect to matters relating to the offer and sale of its securities. In addition, the Bank is subject to regulation and examination by the State Corporation Commission and the Federal Deposit Insurance Corporation.


ITEM 2.   PROPERTIES

         The following describes the location and general character of the principal offices and other materially important physical properties of the Company and its subsidiary.

         The Company owns the headquarters located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Citizens and Farmers Bank Main Office branch, C&F Investment Services, Inc. offices, and office space for the Company's administrative personnel.

         The Company also owns a building located at Seventh and Main Streets in West Point, Virginia. The building provides space for Citizens and Farmers Bank operations functions and staff. The building was originally constructed prior to 1935 and remodeled by the Company in 1991. The two-story building has 20,000 square feet.

         Citizens and Farmers Bank owns eight other branch locations in Virginia. Also, the Bank owns several lots in West Point, Virginia and one other lot in New Kent County, Virginia.

         C&F Mortgage Corporation has seven leased offices, five in Virginia and two in Maryland. Rental expense for these locations totaled $191,000 for the year ended December 31, 1996.

         All of the Company's properties are in good operating condition and are adequate for the Company's present and anticipated future needs.

ITEM 3.   LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's stock is not listed for trading on a registered exchange or quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) System, and trades in the Company's stock occur infrequently on a local basis. Accordingly, there is no established public trading market for shares of the Company's stock, and quotations set forth below do not necessarily reflect the price that would be paid in an active and liquid market. The Company from time to time on an informal basis attempts to match or pair persons who desire to buy and sell the Company's stock. As of February 18, 1997, the Company had 1,095 shareholders of record and the number of outstanding shares of common stock was 2,113,041.

       To the best knowledge of management, the most recent trade in Company stock was on February 4, 1997, at a sales price of $18.50 per share.

       Trading in the common stock of the Company has been minimal, therefore, quarterly high and low bid prices are not available. The following table represents two year quarterly stock price information based on actual trades.

                                           Two Year Quarterly
                                         Stock Price Information
  Quarter Ended                        1996                  1995
  -------------                        ----                  ----

    March 31                          $19.75                $21.25
    June 30                            19.00                 21.25
    September 30                       19.00                 21.00
    December 31                        18.75                 20.00

       Each share of common stock is entitled to participate equally in dividends, which are payable as and when determined by the Board of Directors after consideration of the earnings, general economic conditions, the financial condition of the business and other factors as might be appropriate.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       The information contained on pages 9 through 18 of the 1996 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operation", is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

       The information contained on pages 19 through 35 of the 1996 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the captions, "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", and "Independent Auditors' Report", is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Item 9 with respect to the Directors of the Registrant is contained on pages 2 through 4 of the 1997 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Election of Directors", is incorporated herein by reference.

       The information in the following table pertains to the executive officers of the Company.

                Executive Officers of C&F Financial Corporation

      Name (Age)                            Business Experience                           Number of Shares Beneficially
   Present Position                     During Past Five Years                            Owned as of February 26, 1997
----------------------              -------------------------------------           -----------------------------------
Larry G. Dillon (43)                President of the Bank since 1989;                              21,010 (1)
President and Chief                 Senior Vice President of the Bank
Executive Officer                   prior to 1989

Gari B. Sullivan (59)               Senior Vice President of the Bank since 1990;                   5,491 (1)
Secretary                           Vice President of the Bank from 1989 to 1990;
                                    President on the Middlesex Region of First
                                    Virginia Bank prior to 1989

Brad E. Schwartz (34)               Vice President  of the Bank since 1991;                         4,731 (1)
Treasurer                           Administrative Officer of the Bank from 1989
                                    to 1991; Senior Financial Institutions Examiner
                                    with the Bureau of Financial Institutions of the
                                    Virginia State Corporation Commission prior to 1989

(1) Includes exercisable options of 10,033, 5,201 and 4,401 shares presently held by Mr. Dillon, Mr. Sullivan and Mr. Schwartz, respectively.

ITEM 10.   EXECUTIVE COMPENSATION

       The information contained on page 5 of the 1997 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Executive Compensation", is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP ON CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained on page 2 of the 1997 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Principal Holders of Capital Stock", is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information contained on pages 4 through 5 of the 1997 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Interest of Management In Certain Transactions", is incorporated herein by reference.

                                    PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


     13 (a)     Exhibits

                Exhibit No. 3:   Articles of Incorporation and Bylaws

                    Articles of Incorporation and Bylaws of C&F Financial Corporation filed as Exhibit No. 3 to Form 10KSB filed March 29, 1996, of C&F Financial Corporation is incorporated herein by reference.

                Exhibit No. 13: C&F Financial Corporation 1996 Annual Report to
                                Shareholders

                Exhibit No. 21: Subsidiaries of the Registrant

                    Citizens and Farmers Bank, incorporated in the Commonwealth of Virginia (100% owned)

                Exhibit No. 23: Consents of experts and counsel

                    Consent of Deloitte & Touche LLP

                Exhibit No. 27:   Financial Data Schedule

                Exhibit No. 99:   Additional Exhibits

                    C&F Financial Corporation 1997 Proxy Statement

     13 (b)     Reports on Form 8-K filed in the fourth quarter of 1996:

                    None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C&F Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                            C&F FINANCIAL CORPORATION





/s/ Larry G. Dillon                            /s/ Brad E. Schwartz
------------------------------------           --------------------
Larry G. Dillon                                    Brad E. Schwartz
President and Chief Executive Officer              Treasurer

Date:    February 26, 1997.                   Date:    February 26, 1997
------------------------------------          --------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ W.T. Robinson,                            Date:   February 26, 1997
------------------------------------          -------------------------
W. T. Robinson, Director


/s/ J.P. Causey Jr.                           Date:   February 26, 1997
------------------------------------          -------------------------
J. P. Causey Jr., Director


/s/ D.N. Sutton, Jr.,                         Date:   February 26, 1997
------------------------------------          -------------------------
D.N. Sutton, Jr., Director


/s/ Larry G. Dillon                           Date:   February 26, 1997
------------------------------------          -------------------------
Larry G. Dillon, Director