Form 10-Q
period 1997-03-31
C & F FINANCIAL CORP
filed 1997-05-13
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                         FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For the quarterly period ended       March 31, 1997
                              -------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to

Commission file number               33-70184
                       ---------------------------------------------------------


                            C&F Financial Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


            Virginia                                          54-1680165
-------------------------------------                     -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation of organization)                          Identification No.)


   Eighth and Main Streets                    West Point VA            23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number)         (804) 843-2360
                            ----------------------------------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  1,908,358 as of May 9, 1997.

                               TABLE OF CONTENTS



Part I - Financial Information                                         Page
                                                                       ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets -
                        March 31, 1997  and December 31, 1996.............1

                  Consolidated Statements of Income -
                        Three months ended March 31, 1997 and 1996........2

                  Consolidated Statements of Shareholders' Equity
                        Three months ended March 31, 1997 ................3

                  Consolidated Statements of Cash Flows -
                        Three months ended March 31, 1997 and 1996........4

                  Notes to Consolidated Financial Statements..............5

Item 2.    Management's Discussion and Analysis ..........................6


Part II - Other Information

Item 1.    Legal Proceedings ............................................11

Item 2.    Changes in Securities ........................................11

Item 3.    Defaults Upon Senior Securities...............................11

Item 4.    Submission of Matters to a Vote of Security Holders ..........11

Item 5.    Other Information ............................................11

Item 6.    Exhibits and Reports on Form 8-K..............................11

Signatures ..............................................................12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                                March 31, 1997                 December 31, 1996
------                                                --------------                 -----------------
                                                      (Unaudited)
Cash and due from banks                               $         5,837                  $         8,254
Interest -bearing deposits in other banks                         635                              545
                                                      ---------------                  ---------------
        Total cash and cash equivalents                         6,472                            8,799
Investment securities
   Available for sale securities at fair value,
   amortized cost of $16,199 and $19,022,
      respectively                                             15,830                           18,918
   Held to maturity at amortized cost,
      fair value of $63,644 and $67,687,
      respectively                                             63,231                           66,651
Loans held for sale, net                                       14,440                           12,285
Loans, net                                                    140,208                          136,732
Federal Home Loan Bank stock                                    1,062                              857
Corporate premises and equipment,
       net of accumulated depreciation                          6,043                            6,011
Accrued interest receivable                                     2,079                            2,270
Other assets                                                    4,310                            4,148
                                                      ---------------                  ---------------

        Total assets                                  $       253,675                  $       256,671
                                                      ===============                  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits               $        28,738                  $        30,829
   Savings and interest-bearing demand deposits                89,302                           91,828
   Time deposits                                               94,044                           93,765
                                                      ---------------                  ---------------
        Total deposits                                        212,084                          216,422
Other borrowings                                                5,300                            5,055
Accrued interest payable                                          656                              541
Other liabilities                                               2,769                            2,438
                                                      ---------------                  ---------------
        Total liabilities                                     220,809                          224,456

Shareholders' Equity
   Preferred stock ($1.00 par value,
         3,000,000 shares authorized)                           --                               --
   Common stock ($1.00 par value, 8,000,000
         shares authorized, 2,113,041 shares issued
         and outstanding at March 31, 1997 and
         December 31, 1996, respectively)                       2,113                            2,113
   Additional paid-in capital                                   --                               --
   Retained earnings                                           30,632                           29,796
   Net unrealized gain on securities
        available for sale, net of tax of
        $62 and $157, respectively                                121                              306
                                                      ---------------                  ---------------

        Total shareholders' equity                             32,866                           32,215
                                                      ---------------                  ---------------

        Total liabilities and
        shareholders' equity                          $       253,675                  $       256,671
                                                      ===============                  ===============


THE COMPANY'S NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.


                           CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (In thousands of dollars, except for per share amounts)

                                                               Three Months Ended March 31,

Interest Income                                               1997                       1996
                                                             -----                       ----
      Interest and fees on loans                      $      3,358               $       2,759
      Interest on other market investments                      28                          41
      Interest on investment securities
            U.S. Treasury Securities                            49                         123
            U.S. Government agencies and corporations          684                         852
      Tax-exempt obligations of states and political
            subdivisions                                       529                         499
      Corporate bonds and other                                102                         101
                                                      ------------                 -----------
            Total interest income                            4,750                       4,375

Interest Expense
      Savings and interest-bearing deposits                    667                         623
      Certificates of deposit, $100,000 or more                112                         126
      Other time deposits                                    1,055                       1,131
      Short-term borrowings and other                           45                          14
                                                      ------------               -------------
            Total interest expense                           1,879                       1,894

Net interest income                                          2,871                       2,481

Provision for loan losses                                       30                         --
                                                      ------------               ------------

Net interest income after provision for loan losses          2,841                       2,481

Other Operating Income
      Gain on sale of loans                                    600                         304
      Service charges on deposit accounts                      237                         215
      Other service charges and fees                           190                         166
      Other income                                             118                          48
                                                      ------------               -------------
            Total other operating income                     1,145                         733

Other Operating Expenses
      Salaries and employee benefits                         1,404                       1,444
      Occupancy expenses                                       420                         420
      Goodwill amortization                                     69                          42
      Other expenses                                           611                         441
                                                      ------------               -------------
            Total other operating expenses                   2,504                       2,347

Income before income taxes                                   1,482                         867
Income tax expense                                             308                         138
                                                      ------------               -------------
Net Income                                            $      1,174               $         729
                                                      ============               =============

Per Share Data
Net Income                                            $        .55               $         .33
Cash Dividends Paid and Declared                      $        .16               $         .15
Weighted average number of shares and
      common stock equivalents outstanding               2,117,783                   2,232,844


THE COMPANY'S NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (Amounts in thousands of dollars)


                                                                         Net Unrealized
                                             Additional                    Gain (Loss)
                                  Common      Paid-In       Retained      on Securities
                                  Stock       Capital       Earnings    Available for Sale    Total
                                  -----       -------       --------    ------------------    -----
Balance January 1, 1997           $  2,113   $    --        $  29,796       $   306         $  32,215

Net income                                                      1,174                           1,174

Cash dividends                                                  (338)                            (338)

Change in unrealized gains
        and losses on securities
        available for sale                                                    (185)              (185)
                                  --------   ------------   ---------       -------         ---------

Balance March 31, 1997            $  2,113   $    --        $  30,632       $   121         $  32,866
                                  ========   ============   =========       =======         =========


                      CONSOLIDATED STATEMENTS ON CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                            1997          1996
                                                                            ----          ----
Cash flows from operating activities:
      Net income                                                   $       1,174      $        729
      Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
            Depreciation                                                     192               164
            Amortization of goodwill                                          69                42
            Provision for loan losses                                         30
            Accretion of discounts and amortization of
                  premiums on investment securities, net                     (22)              (25)
            Net realized (gain) loss on securities                           (11)               17
            Proceeds from sale of loans                                   41,633            17,687
            Origination of loans held for sale                           (43,188)          (31,576)
            Gain on sale of loans                                           (600)              426
            Change in other assets and liabilities:
               Accrued interest receivable                                   191               107
               Other assets                                                 (130)             (394)
               Accrued interest payable                                      115               121
               Other liabilities                                             311             1,431
                                                                   -------------     -------------
            Net cash provided by (used in) operating activities             (236)          (11,271)
                                                                   --------------    --------------

Cash flows from investing activities:
      Proceeds from maturities of investments
            held to maturity                                               3,168             5,057
      Proceeds from sales and maturities of
            investments available for sale                                 5,442             8,850
      Purchase of investment securities                                   (2,000)           (1,391)
      Purchase of investments available for sale                            (335)           (2,479)
      Net decrease (increase) in customer loans                           (3,506)           (7,699)
      Purchase of corporate premises and equipment                          (224)             (366)
      Purchase of Federal Home Loan Bank stock                              (205)              (52)
                                                                   --------------    -------------
            Net cash used in investing activities                          2,340             1,920
                                                                   -------------     -------------

Cash flows from financing activities:
      Net increase(decrease) in demand,
            interest-bearing demand and savings deposits                  (4,617)            2,311
      Net increase in time deposits                                          279             1,448
      Assumption of deposit liabilities in
           branch acquisition, net of premium paid                          --               7,837
      Net increase in other borrowings                                       245
      Proceeds from exercise of stock options                               --                  13
      Cash dividends                                                        (338)             (335)
                                                                   --------------    -------------
      Net cash provided by (used in) financing activities                 (4,431)           11,274
                                                                   --------------    -------------

Net increase (decrease) in cash and cash equivalents                      (2,327)            1,923
Cash and cash equivalents at beginning of period                           8,799            13,450
                                                                   -------------     -------------
Cash and cash equivalents at end of period                         $       6,472     $      15,373
                                                                   =============     =============

Supplemental disclosure
      Interest paid                                                $       1,764     $       2,015
      Income taxes paid                                                       69     $        --

THE COMPANY'S NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-KSB for the year ended December 31, 1996.

         The consolidated financial statements include the accounts of the Company and its subsidiary, with all significant intercompany transactions and accounts being eliminated in consolidation.

NOTE 2

         Net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 2,117,783 and 2,232,844 for the three months ended March 31, 1997 and 1996, respectively. There is no material difference between primary and fully-diluted earnings per share.

NOTE 3

         On April 4, 1997, the Corporation tendered 204,683 shares of its common stock at a price of $21.00 per share.

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


OVERVIEW

            Net income increased 61.0% for the three months ended March 31, 1997 compared to the same period of 1996. Net income for the three months ended March 31, 1997 was $1,174,000 compared to $729,000 for the same period of 1996. Earnings per share were $.55 for the three month period, up 66.7% from $.33 per share for the three months ended March 31, 1996.

            Profitability as measured by the Company's annualized return on average assets (ROA) increased to 1.87% for the three months ended March 31, 1997, up from 1.23% for the same period of 1996. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended March 31, 1997 was 14.44%, compared to 9.30% for the three months ended March 31, 1996.

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

            Net interest income for the three months ended March 31, 1997 was $2.9 million, an increase of $390,000, or 15.7% from $2.5 million for the three months ended March 31, 1996. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $234.8 million for the three months ended March 31, 1997 compared to $221.9 million for the same period in 1996 and the increase in the Corporation's interest rate spread on a taxable equivalent basis to 4.57% for the three months ended March 31, 1997 from 4.09% for the same period in 1996. In addition, the Corporation's net interest margin on taxable equivalent basis increased to 5.36% for the three months ended March 31, 1997 from 4.94% for the same period in 1996. The increase in the Corporation's interest rate spread and net interest margin was a result of the Corporation's effort in reallocating a substantial portion of lower yielding investments into higher yielding loans.

NON-INTEREST INCOME

            Non-interest income increased $412,000 or 56.2% for the three months ended March 31, 1997 from the same period of 1996. The majority of this increase was a result of a $296,000 increase in the gain on sale of loans. This is a result of the increase in volume of loans sold by C&F Mortgage Corporation, a subsidiary of the Bank. C&F Mortgage Corporation began originating and selling residential mortgages in December 31, 1995. The first quarter of 1996 was the first full quarter of operations. Increases were also seen in service charges on deposit accounts, other service charges and fees and other income. This increase is a result of the Company's continued effort to generate and increase other sources of non-interest income, including fees generated by C&F Investment Services, Inc., a subsidiary of the Bank.

NON-INTEREST EXPENSE

            Non-interest expense increased $157,000, or 6.7%, for the three month period ended March 31, 1997 from the same period in 1996. This increase is mainly attributable to increases in the volume of activity at C&F Mortgage Corporation, an increase in goodwill amortization which was a result of deposits purchased in February of 1996, and the overall growth in the Corporation.

INCOME TAXES

            Income tax expense for the three months ended March 31, 1997 amounted to $308,000, compared to $138,000 for the three months ended March 31, 1996.

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

            The Company had $30,000 in provision expense for the first three months of 1997 compared to $0 for the same period in 1996. Loans charged off amounted to $7,000 for the three months ended March 31, 1997 and $2,000 for the same period of 1996. Recoveries amounted to $4,000 and $1,000 for the three months ended March 31, 1997 and 1996, respectively. The ratio of net charge-offs to average outstanding loans was .005% for the three months ended March 31, 1997. The allowance for loan losses was $1.9 million at March 31, 1997 and December 31, 1996. The allowance approximates 1.2% and 1.4% of total loans outstanding at March 31, 1997 and December 31, 1996, respectively. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible.

NONPERFORMING ASSETS

            Total non-performing assets, which consist of the Company's non-accrual loans was $935,000 at March 31, 1997, an increase of $410,000 from December 31, 1996. This increase is a result of a $435,000 non-accrual loan which is currently held by C&F Mortgage Corporation that was not held at December 31, 1996. The loan is adequately collateralized and no significant loss is anticipated.

            The Company places a loan on non-accrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of both principal and interest is doubtful. Corporate policy is to place loans on non-accrual status if principal or interest is past due for 90 days or more unless the debt is both well secured and in the process of being collected.


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

            At March 31, 1997, the Company had total assets of $253.7 million compared to $256.7 million at December 31, 1996.

LOAN PORTFOLIO

            At March 31, 1997, loans held for sale amounted to $14.4 million, an increase over the $12.2 million held at December 31, 1996. At March 31, 1997, the Bank's loans net of unearned income and reserve for loan losses, totals $140.2 million, an increase of 2.6% over the 1996 year-end total of $136.7 million.

            The following table sets forth the composition of the Corporation's loans in dollar amounts and as a percentage of the Corporation's total gross loans held for investment at the dates indicated:

                                    March 31, 1997           December 31, 1996
                                             (Dollars in Thousands)
                                Amount       Percent        Amount      Percent
                                ------       -------        ------      -------

Real estate - mortgage       $    87,115      61.3%       $  86,324       62.3%
Real estate - construction         5,060       3.6            3,415        2.5
Commercial, financial and
   agricultural                   37,881      26.6           36,385       26.2
Equity lines                       6,260       4.4            6,180        4.4
Consumer                           5,849       4.1            6,360        4.6
                             -----------     ------       ---------      ------
Total loans                      142,165     100.0%         138,664      100.0%
                                             ======                      ======
Less unearned income                 (4)                         (5)
Less allowance for possible
      loan losses                (1,953)                     (1,927)
                             -----------                  ---------
Total loans, net             $   140,208                  $ 136,732
                             ===========                  =========

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

            At March 31, 1997, total investment securities were $79.1 million compared to $85.6 for December 31, 1996. This decrease is a result of securities not being reinvested as they mature. Securities of U.S. Government agencies and corporations represent 44.4% of the total securities portfolio, obligations of state and political subdivisions were 46.8%, U.S. Treasury securities were 3.8%, investment-grade corporate bonds totaled .4% and preferred stocks were 4.6% at March 31, 1997.

DEPOSITS

            The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts, and time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

            Deposits totaled $212.1 million at March 31, 1997 compared to $216.4 at December 31, 1996. Non-interest bearing deposits totaled $28.7 million at March 31, 1997 compared to $30.8 million at December 31, 1996.

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

            At March 31, 1997, cash, securities classified as available for sale and interest-bearing deposits were 9.5% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

            Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank.

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

        The Company's capital position continues to exceed regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios. Tier I capital consist of common and qualifying preferred shareholders' equity less goodwill. Total capital consist of Tier I risk-based capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The Company's Tier I capital ratio was 16.2% at March 31, 1997 compared to 20.8% at December 31, 1996. The total risk-based capital ratio was 17.3% at March 31, 1997 compared to 22.1% at December 31, 1996. These ratios are in excess of the mandated minimum requirements.

        Shareholders' equity reached $32.9 million at the end of the first quarter of 1997 compared to $32.2 million at December 31, 1996. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 1997, the Company's leverage ratio was 12.3% compared to 12.2% at December 31, 1996. Each of these exceeds the required minimum leverage ratio of 3%.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the earnings statement and requires a reconciliation of numerators and denominators of basic and diluted EPS calculations. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Corporation has determined that the adoption of this statement will not have a material impact on earnings per share.

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

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

            There are no material pending legal proceedings to which the Company is a party or of which property of the Company is subject.


ITEM 2 - CHANGES IN SECURITIES - Inapplicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Inapplicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            C&F Financial Corporation's Annual Shareholders Meeting was held on April 15, 1997.

(a) William E. O'Connell, Jr. was elected as a Class III Director to the Board of Directors until the 1999 Annual Meeting of Shareholders. Larry G. Dillon and D. N. Sutton, Jr. were elected as Class I Directors to the Board of Directors until the 2000 Annual Meeting of Shareholders.

(b) Deloitte & Touche LLP was appointed as independent auditors of the Company for 1997.


ITEM 5 - OTHER INFORMATION - Inapplicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)         EXHIBITS

                  Exhibit 27 - Financial Data Schedule

(B)         REPORTS ON FORM 8-K

                  The Corporation filed a Form 8-K on February 18, 1997 and April 1, 1997. The February 18, 1997 8-K related to the first quarter dividend which was declared in February. An 8-K was filed because the first quarter dividend was usually declared in March. The April 1, 1997 Form 8-K stated the approximate results of the Corporation's tender offer which expired on March 28, 1997.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)



Date     May 9, 1997     /s/ Larry G. Dillon
       ----------------- ------------------------------------------------------
                         Larry G. Dillon, President and Chief Executive Officer



Date     May 9, 1997     /s/ Thomas F. Cherry
       ----------------- ------------------------------------------------------
                         Thomas F. Cherry, Chief Accounting Officer