Form 10-Q
period 1997-06-30
C & F FINANCIAL CORP
filed 1997-08-08
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                         FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934.

For the quarterly period ended             June 30, 1997
                              -------------------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to
                               --------------------    ------------------------

Commission file number                        33-70184
                       --------------------------------------------------------

                            C&F Financial Corporation
-------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


           Virginia                                           54-1680165
 ------------------------------                           -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                           Identification No.)


Eighth and Main Streets              West Point VA                      23181
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number)                    (804) 843-2360
                            ---------------------------------------------------


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  1,908,358 as of August 8, 1997.
      --------------------------------

                                TABLE OF CONTENTS



Part I - Financial Information
                                                                            Page
                                                                            ----

Item 1.  Financial Statements

         Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996..............................1

         Consolidated Statements of Income -
             Three months and six months ended June 30, 1997 and 1996.........2

         Consolidated Statements of Shareholders' Equity
             Six months ended June 30, 1997 ..................................3

         Consolidated Statements of Cash Flows -
             Six months ended June 30, 1997 and 1996..........................4

         Notes to Consolidated Financial Statements...........................5

Item 2.  Management's Discussion and Analysis ................................6


Part II - Other Information

Item 1.  Legal Proceedings ..................................................11

Item 2.  Changes in Securities ..............................................11

Item 3.  Defaults Upon Senior Securities.....................................11

Item 4.  Submission of Matters to a Vote of Security Holders ................11

Item 5.  Other Information ..................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures    ...............................................................12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)
ASSETS                                                          June 30, 1997        December 31, 1996
------                                                          -------------        -----------------
                                                                 (Unaudited)
Cash and due from banks                                         $     7,914             $     8,254
Interest -bearing deposits in other banks                             1,011                     545
                                                                -----------             -----------
      Total cash and cash equivalents                                 8,925                   8,799
Investment securities
   Available for sale securities at fair value,
   amortized cost of $15,691 and $19,022,
      respectively                                                   15,640                  18,918
   Held to maturity at amortized cost,
      fair value of $60,934 and $67,687,
      respectively                                                   59,803                  66,651
Loans held for sale, net                                             21,337                  12,285
Loans, net                                                          144,457                 136,732
Federal Home Loan Bank stock                                          1,062                     857
Corporate premises and equipment,
      net of accumulated depreciation                                 6,020                   6,011
Accrued interest receivable                                           2,193                   2,270
Other assets                                                          4,224                   4,148
                                                                -----------             -----------

      Total assets                                              $   263,661             $   256,671
                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits                         $    35,990             $    30,829
   Savings and interest-bearing demand deposits                      88,723                  91,828
   Time deposits                                                     97,267                  93,765
                                                                -----------             -----------
      Total deposits                                                221,980                 216,422
Other borrowings                                                      9,297                   5,055
Accrued interest payable                                                560                     541
Other liabilities                                                     2,210                   2,438
                                                                -----------             -----------
      Total liabilities                                             234,047                 224,456
                                                                -----------             -----------

Shareholders' Equity
   Preferred stock ($1.00 par value,
       3,000,000 shares authorized)                                   --                      --
   Common stock ($1.00 par value, 8,000,000
       shares authorized, 1,908,358 and 2,113,041
       shares issued and outstanding at June 30, 1997
       and December 31, 1996, respectively)                           1,908                   2,113
   Additional paid-in capital                                         --                      --
   Retained earnings                                                 27,385                  29,796
   Net unrealized gain on securities
      available for sale, net of tax of
      $165 and $157, respectively                                       321                     306
                                                                -----------             -----------

      Total shareholders' equity                                     29,614                  32,215
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                      $   263,661             $   256,671
                                                                ===========             ===========

The  Company's  notes  are  an  integral  part  of  the  consolidated  financial statements.



                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                (In thousands of dollars, except for per share amounts)
                                                                Three Months Ended           Six Months Ended
                                                                ------------------           ----------------
                                                                      June 30,                     June 30,
                                                                      --------                     --------

Interest Income                                                1997           1996             1997          1996
                                                               ----           ----             ----          ----
     Interest and fees on loans                            $      3,534    $     3,012    $       6,892   $     5,771
     Interest on other market investments                            18             24               46            65
     Interest on investment securities
         U.S. Treasury Securities                                    50             99               99           222
         U.S. Government agencies and corporations                  613            781            1,297         1,633
     Tax-exempt obligations of states and political
         subdivisions                                               517            525            1,046         1,024
     Corporate bonds and other                                      112            100              214           201
                                                           ------------    -----------    -------------   -----------
         Total interest income                                    4,844          4,541            9,594         8,916

Interest Expense
     Savings and interest-bearing deposits                          653            623            1,320         1,245
     Certificates of deposit, $100,000 or more                      105            126              217           253
     Other time deposits                                          1,107          1,120            2,162         2,251
     Short-term borrowings and other                                135             63              179            77
                                                           ------------    -----------    -------------   -----------
         Total interest expense                                   2,000          1,932            3,878         3,826

Net interest income                                               2,844          2,609            5,716         5,090

Provision for loan losses                                            60             --               90            --
                                                           ------------    -----------    -------------   -----------

Net interest income after provision for loan losses               2,784          2,609            5,626         5,090

Other Operating Income
     Gain on sale of loans                                          771            788            1,371         1,091
     Service charges on deposit accounts                            263            243              500           458
     Other service charges and fees                                 234            185              424           351
     Other income                                                   152            108              270           156
                                                           ------------    -----------    -------------   -----------
         Total other operating income                             1,420          1,324            2,565         2,056

Other Operating Expenses
     Salaries and employee benefits                               1,421          1,428            2,825         2,873
     Occupancy expenses                                             420            422              841           842
     Goodwill amortization                                           69             80              138           122
     Other expenses                                                 725            612            1,336         1,052
                                                           ------------    -----------    -------------   -----------
         Total other operating expenses                           2,635          2,542            5,140         4,889

Income before income taxes                                        1,569          1,391            3,051         2,257
Income tax expense                                                  346            255              654           392
                                                           ------------    -----------    -------------   -----------
Net Income                                                 $      1,223    $     1,136    $       2,397   $     1,865
                                                           ============    ===========    =============   ===========

Per Share Data
Net Income                                                 $        .63    $       .51    $        1.18   $       .84
Dividends per common share                                 $        .18    $       .15    $         .34           .30
Weighted average number of shares and
     common stock equivalents outstanding                     1,938,273      2,232,844        2,028,028     2,232,844

The  Company's  notes  are  an  integral  part  of  the  consolidated  financial statements.




                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   (Unaudited)
                                        (Amounts in thousands of dollars)

                                                                                   Net Unrealized
                                                  Additional                         Gain (Loss)
                                     Common         Pain-In        Retained         on Securities
                                      Stock         Capital        Earnings      Available for Sale       Total
                                      -----         -------        --------      ------------------       -----

Balance January 1, 1997             $  2,113       $    --        $  29,796         $     306         $   32,215

Repurchase of common stock              (205)           --           (4,126)               --             (4,331)

Net income                                                            2,397                                2,397

Cash dividends                                                         (682)                                (682)

Change in unrealized gains
      and losses on securities
      available for sale                                                                   15                 15
                                    --------       ---------     ----------           -------           --------

Balance June 30, 1997               $  1,908       $    --        $  27,385          $    321          $  29,614
                                    ========       =========      =========          ========          =========






                                 CONSOLIDATED STATEMENTS ON CASH FLOWS
                                              (Unaudited)
                                   (Amounts in thousands of dollars)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                          1997                 1996
                                                                          ----                 ----
Cash flows from operating activities:
     Net income                                                       $    2,397           $    1,865
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Depreciation                                                        389                  340
         Amortization of goodwill                                            138                  122
         Provision for loan losses                                            90
         Accretion of discounts and amortization of
              premiums on investment securities, net                         (39)                 (49)
         Net realized (gain) loss on securities                                7                  (13)
         Proceeds from sale of loans                                     105,946               63,028
         Origination of loans held for sale                             (113,627)             (75,252)
         Gain on sale of loans                                            (1,371)              (1,091)
         Change in other assets and liabilities:
Accrued interest receivable                                                   77                   87
Other assets    (214)                                                       (912)
           Accrued interest payable                                           19                  (10)
           Other liabilities                                                (236)               2,228
                                                                      ----------           ----------
         Net cash provided by (used in) operating activities              (6,424)              (9,657)
                                                                      ----------           ----------

Cash flows from investing activities:
     Proceeds from maturities of investments
         held to maturity                                                  8,857               11,156
     Proceeds from sales and maturities of
         investments available for sale                                    4,077                8,850
     Purchase of investment securities                                    (2,000)              (5,519)
     Purchase of investments available for sale                             (753)              (2,521)
     Net decrease (increase) in customer loans                            (7,815)             (14,411)
     Purchase of corporate premises and equipment                           (398)                (579)
     Purchase of Federal Home Loan Bank stock                               (205)                 (52)
                                                                      ----------           ----------
         Net cash used in investing activities                             1,763               (3,076)
                                                                      ----------           ----------

Cash flows from financing activities:
     Net increase (decrease) in demand,
         interest-bearing demand and savings deposits                      2,056               (8,945)
     Net increase in time deposits                                         3,502                4,073
     Assumption of deposit liabilities in
        branch acquisition, net of premium paid                             --                  7,837
     Net increase in other borrowings                                      4,242                7,500
     Proceeds from exercise of stock options                                --                     13
     Repurchase of common stock                                           (4,331)                --
     Cash dividends                                                         (682)                (670)
                                                                      ----------           ----------
         Net cash provided by (used in) financing activities               4,787                9,808
                                                                      ----------           ----------

Net increase (decrease) in cash and cash equivalents                         126               (2,925)
Cash and cash equivalents at beginning of period                           8,799               13,450
                                                                      ----------           ----------
Cash and cash equivalents at end of period                            $    8,925           $   10,525
                                                                      ==========           ==========

Supplemental disclosure
     Interest paid                                                    $    3,859           $    3,827
     Income taxes paid                                                $      686           $      129

The  Company's  notes  are  an  integral  part  of  the  consolidated  financial statements.

                                                  4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-KSB for the year ended December 31, 1996. Certain previously reported amounts have been reclassified to agree with the current presentation.
       The consolidated financial statements include the accounts of the Company and its subsidiary, with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

       Net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 1,938,273 and 2,232,844 for the three months ended June 30, 1997 and 1996, respectively and 2,028,028 and 2,232,844 for the six months ended June 30, 1997 and 1996, respectively. There is no material difference between primary and fully-diluted earnings per share.

Note 3

       On April 4, 1997, the Company repurchased 204,683 shares of its common stock at a price of $21.00 per share.

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


Overview

         Net income increased 7.7% to $1,223,000 for the three months ended June 30, 1997 compared to $1,136,000 for the same period of 1996. Earnings per share were $.63 for the three month period, up 23.5% from $.51 per share for the three months ended June 30, 1996. Net income for the first six months ended June 30, 1997 increased 28.5% to $2,397,000 compared to $1,865,000 for the same period of 1996. Earnings per share were $1.18 for the six month period, up 40.5% from $.84 per share for the six months ended June 30, 1996.

         Profitability as measured by the Company's annualized return on average assets (ROA) increased to 1.92% for the three months ended June 30, 1997, up from 1.84% for the same period of 1996. For the first six months of 1997, ROA increased to 1.89%, up from 1.52% for the first six months of 1996. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended June 30, 1997 was 16.26%, compared to 14.11% for the three months ended June 30, 1996. For the first six months of 1997, ROE was 15.32% compared to 11.48% for the first six months of 1996.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended June 30, 1997 was $2,844,000, an increase of $235,000, or 9.0% from $2,609,000 for the three months ended June 30, 1996. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $237.9 million for the three months ended June 30, 1997 compared to $229.4 million for the same period in 1996 and the increase in the Company's interest rate spread on a taxable equivalent basis to 4.44% for the three months ended June 30, 1997 from 4.21% for the same period in 1996. In addition, the Company's net interest margin on a tax equivalent basis increased to 5.23% for the three months ended June 30, 1997 from 5.02% for the same period in 1996. The increase in the Company's interest rate spread and net interest margin was a result of the Company's continued effort in reallocating a portion of lower yielding investments into higher yielding loans and the overall increase in the loan portfolio, particularly in higher yielding commercial and consumer loans.

         Net interest income for the first six months of 1997 was $5,716,000, an increase of $626,000, or 12.3% from $5,090,000 for the first six months of 1996. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $236.4 million for the six months ended June 30, 1997 compared to $225.7 million for the same period in 1996 and the increase in the Company's interest rate spread on a taxable equivalent basis to 4.51% for the six months ended June 30, 1997 from 4.15% for the same period in

1996. In addition, the Company's net interest margin on a tax equivalent basis increased to 5.29% for the six months ended June 30, 1997 from 4.98% for the same period in 1996. As was the case for the three months ended June 30, 1997, the increase in the Company's interest rate spread and net interest margin was a result of an increase in the average balance of loans and a change in the overall mix of loans.

Non-Interest Income

         Non-interest income increased $96,000 or 7.3% for the three months ended June 30, 1997 from the same period of 1996. Non-interest income for the six months ended June 30, 1997 increased $509,000, or 24.8% to $2,565,000 from $2,056,000 for the same period in 1996. The majority of the increase is a result of increased loan production at C&F Mortgage Corporation, a subsidiary of the Bank. This increase is also a result of the Company's continued effort to generate and increase other sources of non-interest income, including fees generated from the sale of investments by C&F Investment Services, Inc., a subsidiary of the Bank.

Non-Interest Expense

         Non-interest expense increased $93,000, or 3.7%, for the three month period ended June 30, 1997 from the same period in 1996. Non-interest expense increased $251,000, or 5.1% for the six month period ended June 30, 1997 from the same period in 1996. These increases are mainly attributable to increases in the volume of activity at C&F Mortgage Corporation.

Income Taxes

         Income tax expense for the three months ended June 30, 1997 amounted to $346,000, compared to $255,000 for the three months ended June 30, 1996. Income tax expense for the six months ended June 30, 1997 amounted to $654,000 compared to $392,000 for the six months ended June 30, 1996.

Asset Quality-Allowance /Provision For Loan Losses

         The Company had $90,000 in provision expense for the first six months of 1997 compared to $0 for the same period in 1996. Loans charged off amounted to $10,000 for the six months ended June 30, 1997 and 1996. Recoveries amounted to $4,000 and $1,000 for the six months ended June 30, 1997 and 1996, respectively. The ratio of net charge-offs to average outstanding loans was
 .004% for the six months ended June 30, 1997. The allowance for loan losses was $2.0 million at June 30, 1997 and $1.9 million at December 31, 1996. The allowance approximates 1.4% of total loans outstanding at June 30, 1997 and December 31, 1996. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible.

Nonperforming Assets

         Total non-performing assets, which consist of the Company's non-accrual loans was $933,000 at June 30, 1997, an increase of $408,000 from December 31, 1996. This increase is a result of a $435,000 non-accrual loan which is currently held by C&F Mortgage Corporation that was not held at December 31, 1996. The loan is adequately collateralized and no significant loss is anticipated.

FINANCIAL CONDITION

Summary

         At June 30, 1997, the Company had total assets of $263.7 million compared to $256.7 million at December 31, 1996.

Loan Portfolio

         At June 30, 1997, loans held for sale amounted to $21.3 million, an increase over the $12.3 million held at December 31, 1996. This increase is a result of increased loan production at C&F Mortgage Corporation. At June 30, 1997, the Bank's loans net of unearned income and reserve for loan losses, totals $144.5 million, an increase of 5.7% over the 1996 year-end total of $136.7 million.
         The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                             June 30, 1997                      December 31, 1996
                                                            (Dollars in Thousands)
                                        Amount           Percent             Amount           Percent
                                        ------           -------             ------           -------

Real estate - mortgage              $      87,556         59.8%            $    86,324         62.3%
Real estate - construction                  6,428          4.4                   3,415          2.5
Commercial, financial and
   agricultural                            39,468         26.9                  36,385         26.2
Equity lines                                6,487          4.4                   6,180          4.4
Consumer                                    6,531          4.5                   6,360          4.6
                                    -------------        -----              ----------        -----
Total loans                               146,470        100.0%                138,664        100.0%
                                                         =====                                =====
Less unearned discount                         (3)                                  (5)
Less allowance for possible
     loan losses                           (2,010)                              (1,927)
                                    -------------                          -----------
Total loans, net                    $     144,457                          $   136,732
                                    =============                          ===========

Investment Securities

         At June 30, 1997, total investment securities were $75.4 million compared to $85.6 for December 31, 1996. This decrease is a result of securities not being fully reinvested as they are called or mature. Securities of U.S. Government agencies and corporations represent 44.1% of the total securities portfolio, obligations of state and political subdivisions were 47.1%, U.S. Treasury securities were 4.0%, investment-grade corporate bonds totaled .4% and preferred stocks were 4.4% at June 30, 1997.

Deposits

         Deposits totaled $222.0 million at June 30, 1997 compared to $216.4 at December 31, 1996. Non-interest bearing deposits totaled $36.0 million at June 30, 1997 compared to $30.8 million at December 31, 1996.

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

         At June 30, 1997, cash, securities classified as available for sale and interest-bearing deposits were 9.8% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

         Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank.

Capital Resources

      The Company's capital position continues to exceed regulatory requirements. The Company's Tier I capital ratio was 15.3% at June 30, 1997 compared to 20.8% at December 31, 1996. The total risk-based capital ratio was 16.4% at June 30, 1997 compared to 22.1% at December 31, 1996. These ratios are in excess of the mandated minimum requirements.

      Shareholders' equity was $29.6 million at the end of the second quarter of 1997 compared to $32.2 million at December 31, 1996. The leverage ratio consists of Tier I capital divided by average assets. At June 30, 1997, the Company's leverage ratio was 10.9% compared to 12.2% at December 31, 1996. Each of these exceeds the required minimum leverage ratio of 3%. The decrease in shareholders' equity and all of the capital ratios is a result of the repurchase of 204,683 shares of the Company's common stock in April of 1997.

New Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of numerators and denominators of basic and diluted EPS calculations. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Corporation has determined that the adoption of this statement will not have a material impact on earnings per share.

      In June 1997, the FASB issued FAS 130, "Reporting Comprehensive Income" and FAS 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. This statement will require the Company to report changes in unrealized gains or losses on securities available for sale as part of comprehensive income.

      FAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. This statement is effective for fiscal years beginning after December 15, 1997. Management is currently reviewing this statement to determine the impact it will have on the Company.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5 - OTHER INFORMATION - Inapplicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

              The Company filed a Form 8-K on July 17, 1997 to announce a change in the Board of Directors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)




Date     August 8, 1997             /s/ Larry G. Dillon
       -----------------            --------------------------
                                    Larry G. Dillon, President and Chief
                                      Executive Officer



Date     August 8, 1997             /s/ Thomas F. Cherry
       -----------------            --------------------------
                                    Thomas F. Cherry, Chief Accounting Officer