Form 10-Q
period 1997-09-30
C & F FINANCIAL CORP
filed 1997-11-12
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                         FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For the quarterly period ended          September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to

Commission file number                   33-70184

                           C&F Financial Corporation
                    (Exact name of small business issuer as
                           specified in its charter)


          Virginia                                   54-1680165
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation of organization)                  Identification No.)


   Eighth and Main Streets                     West Point VA           23181
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number)                  (804) 843-2360


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,908,358 as of November 10, 1997.

                               TABLE OF CONTENTS



Part I - Financial Information

                                                                                                               Page
                                                                                                               ----
Item 1.       Financial Statements

              Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996.......................................................1

              Consolidated Statements of Income -
                  Three months and nine months ended September 30, 1997 and 1996.................................2

              Consolidated Statements of Shareholders' Equity
                  Nine months ended September 30, 1997 ..........................................................3

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1997 and 1996..................................................4

              Notes to Consolidated Financial Statements.........................................................5

Item 2.       Management's Discussion and Analysis ..............................................................6


Part II - Other Information

Item 1.       Legal Proceedings ................................................................................11

Item 2.       Changes in Securities ............................................................................11

Item 3.       Defaults Upon Senior Securities...................................................................11

Item 4.       Submission of Matters to a Vote of Security Holders ..............................................11

Item 5.       Other Information ................................................................................11

Item 6.       Exhibits and Reports on Form 8-K..................................................................12

Signatures    ..................................................................................................13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



ASSETS                                                        September 30, 1997      December 31, 1996
------                                                        ------------------      -----------------
                                                                   (Unaudited)
Cash and due from banks                                         $     6,561             $     8,254
Interest -bearing deposits in other banks                                32                     545
                                                                -----------             -----------
      Total cash and cash equivalents                                 6,593                   8,799
Investment securities
   Available for sale securities at fair value,
   amortized cost of $22,381 and $19,022,
      respectively                                                   22,481                  18,918
   Held to maturity at amortized cost,
      fair value of $52,280 and $67,687,
      respectively                                                   50,729                  66,651
Loans held for sale, net                                             23,491                  12,285
Loans, net                                                          151,384                 136,732
Federal Home Loan Bank stock                                          1,062                     857
Corporate premises and equipment,
      net of accumulated depreciation                                 6,255                   6,011
Accrued interest receivable                                           2,049                   2,270
Other assets                                                          4,483                   4,148
                                                                -----------             -----------

      Total assets                                              $   268,527             $   256,671
                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits                         $    37,267             $    30,829
   Savings and interest-bearing demand deposits                      92,568                  91,828
   Time deposits                                                     99,574                  93,765
                                                                -----------             -----------
      Total deposits                                                229,409                 216,422
Other borrowings                                                      5,070                   5,055
Accrued interest payable                                                668                     541
Other liabilities                                                     2,686                   2,438
                                                                -----------             -----------
      Total liabilities                                             237,833                 224,456
                                                                -----------             -----------

Shareholders' Equity
   Preferred stock ($1.00 par value,
       3,000,000 shares authorized)                                   --                      --
   Common stock ($1.00 par value, 8,000,000
       shares authorized, 1,908,358 and 2,113,041
       shares issued and outstanding at September
       30, 1997 and December 31, 1996, respectively)                  1,908                   2,113
   Additional paid-in capital                                         --                      --
   Retained earnings                                                 28,375                  29,796
   Net unrealized gain on securities
      available for sale, net of tax of
      $212 and $157, respectively                                       411                     306
                                                                -----------             -----------

      Total shareholders' equity                                     30,694                  32,215
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                      $   268,527             $   256,671
                                                                ===========             ===========

The Company's notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
            (In thousands of dollars, except for per share amounts)


                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                     September 30,
                                                                 -------------                     -------------

Interest Income                                                 1997           1996           1997           1996
                                                                ----           ----           ----           ----
     Interest and fees on loans                           $      3,839    $      3,108   $     10,731    $      8,879
     Interest on other market investments                           13              61             59             126
     Interest on investment securities
         U.S. Treasury securities                                   50              69            149             290
         U.S. Government agencies and
              corporations                                         549             765          1,846           2,398
         Tax-exempt obligations of states
              and political subdivisions                           494             540          1,540           1,565
         Corporate bonds and other                                  68             102            282             303
                                                          ------------    ------------   ------------    ------------
         Total interest income                                   5,013           4,645         14,607          13,561

Interest Expense
     Savings and interest-bearing deposits                         689             637          2,009           1,882
     Certificates of deposit, $100,000 or more                     102             120            318             373
     Other time deposits                                         1,173           1,091          3,336           3,342
     Short-term borrowings and other                                86              83            265             161
                                                          ------------    ------------   ------------    ------------
         Total interest expense                                  2,050           1,931          5,928           5,758

Net interest income                                              2,963           2,714          8,679           7,803

Provision for loan losses                                           75              --            165              --
                                                          ------------    ------------   ------------    ------------

Net interest income after provision for loan losses              2,888           2,714          8,514           7,803

Other Operating Income
     Gain on sale of loans                                       1,263             811          2,634           1,902
     Service charges on deposit accounts                           249             241            749             700
     Other service charges and fees                                301             164            725             514
     Other income                                                  167             101            437             258
                                                          ------------    ------------   ------------    ------------
         Total other operating income                            1,980           1,317          4,545           3,374

Other Operating Expenses
     Salaries and employee benefits                              1,721           1,552          4,546           4,425
     Occupancy expenses                                            449             450          1,290           1,292
     Goodwill amortization                                          69              80            206             202
     Other expenses                                                811             591          2,147           1,643
                                                          ------------    ------------   ------------    ------------
         Total other operating expenses                          3,050           2,673          8,189           7,562

Income before income taxes                                       1,818           1,358          4,870           3,615
Income tax expense                                                 484             289          1,139             681
                                                          ------------    ------------   ------------    ------------
Net Income                                                $      1,334    $      1,069   $      3,731    $      2,934
                                                          ============    ============   ============    ============

Per Share Data
Net Income                                                $        .69    $        .48   $       1.87    $       1.31
Dividends per common share                                $        .18    $        .15   $        .36             .30
Weighted average number of shares and
     common stock equivalents outstanding                    1,920,587       2,232,844      1,992,214       2,232,844

The Company's notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                       (Amounts in thousands of dollars)



                                                                                   Net Unrealized
                                                  Additional                        Gain (Loss)
                                     Common         Pain-In        Retained        on Securities
                                      Stock         Capital        Earnings      Available for Sale      Total
                                    --------      ----------      ---------      ------------------   ----------
Balance January 1, 1997             $  2,113       $    --        $  29,796         $     306         $   32,215

Repurchase of common stock              (205)           --           (4,126)               --             (4,331)

Net income                                                            3,731                                3,731

Cash dividends                                                       (1,026)                              (1,026)

Change in unrealized gains
      and losses on securities
      available for sale                                                                  105                105
                                    --------       -----------    ---------          --------          ---------
Balance September 30, 1997          $  1,908       $    --        $  28,375          $    411          $  30,694
                                    ========       ===========    =========          ========          =========

The Company's notes are an integral part  of the consolidated  financial statements.

                      CONSOLIDATED STATEMENTS ON CASH FLOWS
                                   (Unaudited)
                       (Amounts in thousands of dollars)



                                                                      Nine Months Ended September 30,
                                                                       -------------------------------
                                                                         1997                  1996
                                                                         ----                  ----
Cash flows from operating activities:
     Net income                                                       $    3,731           $    2,934
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Depreciation                                                        635                  608
         Amortization of goodwill                                            206                  202
         Provision for loan losses                                           165
         Accretion of discounts and amortization of
              premiums on investment securities, net                         (72)                (208)
         Net realized (gain) loss on securities                                7                  (13)
         Proceeds from sale of loans                                     189,749              119,161
         Origination of loans held for sale                             (198,321)            (128,963)
         Gain on sale of loans                                            (2,634)               1,902
         Change in other assets and liabilities:
Accrued interest receivable                                                  221                  224
Other assets    (541)                                                       (708)
           Accrued interest payable                                          127                   75
           Other liabilities                                                 194                  (60)
                                                                      -----------          -----------
         Net cash used in operating activities                            (6,533)              (4,846)
                                                                      -----------          -----------

Cash flows from investing activities:
     Proceeds from maturities of investments
         held to maturity                                                 18,198               13,351
     Proceeds from sales and maturities of
         investments available for sale                                    5,577                9,531
     Purchase of investment securities                                    (2,250)              (1,975)
     Purchase of investments available for sale                           (8,942)              (7,340)
     Net decrease (increase) in customer loans                           (14,817)             (21,572)
     Proceeds from sale of corporate premises and equipment                  170
     Purchase of corporate premises and equipment                         (1,049)                (837)
     Purchase of Federal Home Loan Bank stock                               (205)                 (52)
                                                                      -----------          -----------
         Net cash used in investing activities                            (3,318)              (8,894)
                                                                      -----------          -----------

Cash flows from financing activities:
     Net increase (decrease) in demand,
         interest-bearing demand and savings deposits                      7,178               (7,778)
     Net increase in time deposits                                         5,809                4,189
     Assumption of deposit liabilities in
        branch acquisition, net of premium paid                             --                  7,837
     Net increase in other borrowings                                         15                6,885
     Proceeds from exercise of stock options                                --                     13
     Repurchase of common stock                                           (4,331)                --
     Cash dividends                                                       (1,026)              (1,027)
                                                                      -----------          -----------
         Net cash provided by financing activities                         7,645               10,119
                                                                      -----------          -----------

Net increase (decrease) in cash and cash equivalents                      (2,206)              (3,621)
Cash and cash equivalents at beginning of period                           8,799               13,450
                                                                      ----------           ----------
Cash and cash equivalents at end of period                            $    6,593           $    9,829
                                                                      ==========           ==========

Supplemental disclosure
     Interest paid$                                                   $    5,801           $    5,610
     Income taxes paid                                                $    1,103           $      436

The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 2

       Net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 1,920,587 and 2,232,844 for the three months ended September 30, 1997 and 1996, respectively and 1,992,214 and 2,232,844 for the nine months ended September 30, 1997 and 1996, respectively. There is no material difference between primary and fully-diluted earnings per share.

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


Overview

         Net income increased 24.8% to $1,334,000 for the three months ended September 30, 1997 compared to $1,069,000 for the same period of 1996. Earnings per share were $.69 for the three month period, up 43.8% from $.48 per share for the three months ended September 30, 1996. Net income for the first nine months ended September 30, 1997 increased 27.2% to $3,731,000 compared to $2,934,000 for the same period of 1996. Earnings per share were $1.87 for the nine month period, up 42.7% from $1.31 per share for the nine months ended September 30, 1996.

         Profitability as measured by the Company's annualized return on average assets (ROA) increased to 2.03% for the nine months ended September 30, 1997, up from 1.72% for the same period of 1996. For the first nine months of 1997, ROA increased to 1.94%, up from 1.56% for the first nine months of 1996. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended September 30, 1997 was 17.84%, compared to 12.92% for the three months ended September 30, 1996. For the first nine months of 1997, ROE was 16.14% compared to 12.14% for the first nine months of 1996.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended September 30, 1997 was $2,963,000, an increase of $249,000, or 9.2% from $2,714,000 for the three months ended September 30, 1996. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $246.1 million for the three months ended September 30, 1997 compared to $231.3 million for the same period in 1996 and the increase in the Company's interest rate spread on a taxable equivalent basis to 4.38% for the three months ended September 30, 1997 from 4.33% for the same period in 1996. In addition, the Company's net interest margin on a tax equivalent basis increased to 5.23% for the three months ended September 30, 1997 from 5.17% for the same period in 1996. The increase in the Company's interest rate spread and net interest margin was a result of the Company's continued effort in reallocating a portion of lower yielding investments into higher yielding loans and the overall increase in the loan portfolio, particularly in higher yielding commercial and consumer loans. The average balance for loans increased to $172,392,000 for the three months ended September 30, 1997 compared to $138,679,000 for the same period in 1996, while the average balance for investments decreased to $72,720,000 for the three months ended September 30, 1997 compared to $88,925,000 for the same period in 1996.

         Net interest income for the first nine months of 1997 was $8,679,000, an increase of $876,000, or 11.2% from $7,803,000 for the first nine months of 1996. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $240.1 million for the nine months ended September 30, 1997 compared to $228.0 million for the same period in 1996 and the increase in the Company's interest rate spread on a taxable equivalent basis to 4.45% for the nine months ended September 30, 1997 from 4.20% for the same period in 1996. In addition, the Company's net interest margin on a tax equivalent basis increased to 5.26% for the nine months ended September 30, 1997 from 5.03% for the same period in 1996. As was the case for the three months ended September 30, 1997, the increase in the Company's interest rate spread and net interest margin was a result of an increase in the average balance of loans and a change in the overall mix of loans. The average balance for loans increased to $161,005,000 for the first nine months of 1997 versus $133,716,000 for the first nine months of 1996. The average balance of investments decreased to $77,609,000 for the first nine months of 1997 compared to $91,157,000 for the first nine months of 1996.

Non-Interest Income

         Non-interest income increased $663,000 or 50.3% for the three months ended September 30, 1997 from the same period of 1996. Non-interest income for the nine months ended September 30, 1997 increased $1,171,000, or 34.7% to $4,545,000 from $3,374,000 for the same period in 1996. The majority of the increase is a result of increased loan production at C&F Mortgage Corporation, a subsidiary of the Bank. This increase is also a result of the Company's continued effort to generate and increase other sources of non-interest income, including fees generated from the sale of investments by C&F Investment Services, Inc., a subsidiary of the Bank.

Non-Interest Expense

         Non-interest expense increased $377,000, or 14.1%, for the three month period ended September 30, 1997 from the same period in 1996. Non-interest expense increased $627,000, or 8.3% for the nine month period ended September 30, 1997 from the same period in 1996. These increases are mainly attributable to increases in the volume of activity at C&F Mortgage Corporation.

Income Taxes

         Income tax expense for the three months ended June 30, 1997 amounted to $484,000, compared to $289,000 for the three months ended September 30, 1996. Income tax expense for the nine months ended September 30, 1997 amounted to $1,139,000 compared to $681,000 for the nine months ended September 30, 1996.

Asset Quality-Allowance /Provision For Loan Losses

         The Company had $165,000 in provision expense for the first nine months of 1997 compared to $0 for the same period in 1996. Loans charged off amounted to $11,000 and $12,000 for the nine months ended September 30, 1997 and 1996, respectively. Recoveries amounted to $4,000 and $8,000 for the nine months ended September 30, 1997 and 1996, respectively. The ratio of net charge-offs to average outstanding loans was .004% for the nine months ended September 30, 1997. The allowance for loan losses was $2.1 million at September 30, 1997 and $1.9 million at December 31, 1996. The allowance approximates 1.4% of total loans outstanding at September 30, 1997 and December 31, 1996. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible.

Nonperforming Assets

         Total non-performing assets, which consist of the Company's non-accrual loans was $935,000 at September 30, 1997, an increase of $410,000 from December 31, 1996. This increase is a result of a $435,000 non-accrual single family mortgage loan which is currently held by C&F Mortgage Corporation that was not held at December 31, 1996. The loan is adequately collateralized and no significant loss is anticipated.



FINANCIAL CONDITION

Summary

         At September 30, 1997, the Company had total assets of $268.5 million compared to $256.7 million at December 31, 1996.

Loan Portfolio

         At September 30, 1997, loans held for sale amounted to $23.5 million, an increase over the $12.3 million held at December 31, 1996. This increase is a result of increased loan production at C&F Mortgage Corporation. At September 30, 1997, the Bank's loans net of unearned income and reserve for loan losses, totals $151.4 million, an increase of 11% over the 1996 year-end total of $136.7 million.

         The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                          September 30, 1997                    December 31, 1996
                                                            (Dollars in Thousands)
                                        Amount           Percent             Amount           Percent
                                        ------           -------             ------           -------
Real estate - mortgage              $      89,337         58.2%            $    86,324         62.3%
Real estate - construction                  4,629          3.0                   3,415          2.5
Commercial, financial and
   agricultural                            45,515         29.7                  36,385         26.2
Equity lines                                6,940          4.5                   6,180          4.4
Consumer                                    7,050          4.6                   6,360          4.6
                                    -------------        ------            -----------        ------
Total loans                               153,471        100.0%                138,664        100.0%
                                                         ======                               ======
Less unearned discount                         (2)                                 (5)
Less allowance for possible
     loan losses                           (2,085)                              (1,927)
                                    --------------                         ------------
Total loans, net                    $     151,384                          $   136,732
                                    ==============                         ============

Investment Securities

         At September 30, 1997, total investment securities were $73.2 million compared to $85.6 for December 31, 1996. This decrease is a result of securities not being fully reinvested as they are called or mature. Securities of U.S. Government agencies and corporations represent 42.2% of the total securities portfolio, obligations of state and political subdivisions were 47.7%, U.S. Treasury securities were 4.1%, investment-grade corporate bonds totaled .4% and preferred stocks were 5.6% at September 30, 1997.

Deposits

         Deposits totaled $229.4 million at September 30, 1997 compared to $216.4 at December 31, 1996. Non-interest bearing deposits totaled $37.3 million at September 30, 1997 compared to $30.8 million at December 31, 1996.

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

         At September 30, 1997, cash, securities classified as available for sale and interest-bearing deposits were 11.9% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

         Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank.

Capital Resources

      The Company's capital position continues to exceed regulatory requirements. The Company's Tier I capital ratio was 14.1% at September 30, 1997 compared to 20.8% at December 31, 1996. The total risk-based capital ratio was 15.5% at September 30, 1997 compared to 22.1% at December 31, 1996. These ratios are in excess of the mandated minimum requirements.

      Shareholders' equity was $30.7 million at the end of the third quarter of 1997 compared to $32.2 million at December 31, 1996. The leverage ratio consists of Tier I capital divided by average assets. At September 30, 1997, the Company's leverage ratio was 11.1% compared to 12.2% at December 31, 1996. Each of these exceeds the required minimum leverage ratio of 3%. The decrease in shareholders' equity and all of the capital ratios is primarily a result of the repurchase of 204,683 shares of the Company's common stock in April of 1997.

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


ITEM 2 - CHANGES IN SECURITIES - Inapplicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Inapplicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5 - OTHER INFORMATION - Inapplicable

         On November 7, 1997, C&F Financial Corporation dismissed Deloitte & Touche LLP as its independent accountants. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.

         The reports of Deloitte & Touche LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with its audits for the two most recent fiscal years and through November 7, 1997, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused them to make reference thereto in their report on the financial statements for such years.

         The Company has requested that Deloitte & Touche LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated November 10, 1997, is filed as Exhibit 16 to this Form 10Q.

         The Company engaged Yount, Hyde & Barbour, P.C. as its new independent accountants as of November 7, 1997. During the two most recent fiscal years and through November 7, 1997, the Company has not consulted with Yount, Hyde & Barbour, P.C. on items which (1) were or should have been subject to SAS 50 or
(2) concerned the subject matter of a disagreement or reportable event with Deloitte & Touche LLP.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Exhibit 16 - Letter regarding change in independent accountants

              Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

              None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            C&F FINANCIAL CORPORATION
                                  (Registrant)




Date    November 10, 1997                    /s/ Larry G. Dillon
        ----------------                    -------------------
                                            Larry G. Dillon, President and
                                            Chief Executive Officer



Date    November 10, 1997                    /s/ Thomas F. Cherry
        ----------------                    --------------------
                                            Thomas F. Cherry, Chief
                                            Accounting Officer