Form 10-K
period 1997-12-31
C & F FINANCIAL CORP
filed 1998-03-23
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1997
                          ---------------------------------------------

                                       or

(   )  TRANSITION REPORT PURSUANT TO SECTION  13 OR 15 (d) OF THE SECURITIES
       EXCHANGE  ACT OF 1934

For the transition period from________________________to________________________

Commission file number                 000-23423
                      -----------------------------------------------

                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Virginia                               54-1680165
----------------------------------------     -----------------------------------
       State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization               Identification No.)

     Eighth and Main Streets, West Point, VA                          23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code     (804) 843-2360
                                                  --------------------------

Securities registered pursuant to Section 12(b) of the Act:            NONE

           Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock $1.00 Par
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) Yes ( ) No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $62,201,958 as of March 17, 1998.

        The number of shares outstanding of the registrant's common stock, $1.00 par value was 1,925,625 at March 17, 1998.



                                            DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                        Incorporated Document
---------------------                                        ---------------------

PART II

Item 5 -   Market for Registrants Common                     The Company's 1997 Annual Report to Shareholders for
           Equity and Related Stockholder Matters            fiscal years ended December 31, 1997, Investor Information, page 45.

Item 6 -   Selected Financial Data                           The Company's 1997 Annual Report to Shareholders for fiscal years ended December 31, 1997, Five Year Financial Summary, page 13.

Item 7 -   Management's Discussion and                       The Company's 1997 Annual Report to Shareholders
           Analysis of Financial Conditions                  for the fiscal years ended December 31, 1997,
           and Results of Operations                         Management's Discussion and Analysis of Financial
                                                             Condition and Results of Operations, pages 13 through 24.

Item 8 -   Financial Statements and                          The Company's 1997 Annual Report to Shareholders
           Supplementary Data                                for fiscal years ended December 31, 1997, Consolidated
                                                             Financial Statements, Notes to Consolidated Financial
                                                             Statements, and Independent Auditors'  Report, pages
                                                             25 through 44.

Item 9 -   Changes in and Disagreements                       The Company's September 30, 1997 Form 10Q, Other
           With Accountants on Accounting                     Information, page 11, and exhibit 16.
           and Financial Disclosure


PART III

Item 10 -  Directors and Executive                           The Company's 1998 Proxy  Statement,
           Officers of the Registrant                        Election of Directors, pages 2 through 4.


Item 11 -  Executive Compensation                            The Company's 1998 Proxy Statement,  Executive
                                                             Compensation, pages 5 through 6.


Item 12 -  Security Ownership of Certain                     The Company's 1998 Proxy Statement, Principal Holders
           Beneficial Owners and Management                  of Capital Stock, page 2.


Item 13 -  Certain Relationships and                         The Company's 1998 Proxy Statement, Interest of
           Related Transactions                              Management in Certain Transactions, page 5.




                                                     TABLE OF CONTENTS


PART 1

ITEM 1.       BUSINESS..................................................................................page 1

ITEM 2.       PROPERTIES................................................................................page 2

ITEM 3.       LEGAL PROCEEDINGS.........................................................................page 3

ITEM 4.       SUBMISSION OF MATTERS
                TO A VOTE OF SECURITY HOLDERS...........................................................page 3

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS.........................................................page 4

ITEM 6.       SELECTED FINANCIAL DATA...................................................................page 4

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION............................................page 4

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................page 4

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................page 7

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................................page 7

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT......................................................................page 8

ITEM 11.      EXECUTIVE COMPENSATION....................................................................page 8

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT...................................................................page 9

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS............................................................................page 9

PART IV

ITEM 14.      EXHIBITS AND REPORTS ON FORM 8-K.........................................................page 10


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

       C&F Mortgage Corporation provides mortgage services through six locations in Virginia and two in Maryland. The Virginia offices are in Richmond (two locations), Williamsburg, Newport News, Charlottesville, and Chester. The Maryland offices are in Crofton and Bel Aire.

       As of December 31, 1997, a total of 220 persons were employed by the Company, of whom 17 were part-time. The Company considers relations with its employees to be excellent.

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

         C&F Title Agency competes with other title companies owned by lawyers and other financial institutions.

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

         C&F Mortgage Corporation has eight leased offices, six in Virginia and two in Maryland. Rental expense for these locations totaled $244,000 for the year ended December 31, 1997.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The information contained on pages 43 and 45 of the 1997 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the captions, "Note 18: Quarterly Condensed Statements of Income - Unaudited" and "Investor Information" is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

       The information contained on page 13 of the 1997 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Five Year Financial Summary" is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS   OF OPERATION

       The information contained on pages 13 through 24 of the 1997 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operation", is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As the holding company for a commercial bank, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-earning assets and all of the Company's interest-bearing liabilities are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. Therefore, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in the counties of King William, King and Queen, Hanover, Henrico, Essex, Middlesex, New Kent, Charles City, York and James City and is therefore subject to risks associated with the local economy. As of December 31, 1997, the Company does not own any trading assets. As of December 31, 1997, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

       The Bank's interest rate management strategy is designed to stabilize net interest income and preserve capital. The Bank manages interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. In addition, the Bank monitors interest rate sensitivity through analysis, measuring the terms to maturity or next repricing date of interest-earning assets and interest-bearing liabilities. The matching of the maturities of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be "interest rate sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specific time period exceeds the amount of interest rate sensitive assets maturing or repricing within that same time period. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to result in an increase in net interest income. In a declining interest rate environment, an institution with a negative gap would generally be expected, absent the effect of other factors, to experience a greater decrease in the cost of its liabilities relative to the yield of its assets and thus an increase in the institution's net interest income, whereas an institution with a positive gap would be expected to experience the opposite results.

       The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997 based on the information and assumptions set forth in the notes. The Company believes that the assumptions utilized are reasonable. The expected maturity date values for loans were calculated by adjusting the instruments contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. From a risk management perspective, however, the Company utilizes both maturity and repricing dates, as opposed to solely using expected maturity dates.


                                                Principal Amount Maturing in:
                                                                                                                Fair Value
                                                                                            There-               Dec. 31,
(Dollars in thousands)                1998       1999       2000       2001       2002      after      Total       1997
--------------------------------------------------------------------------------------------------------------------------
Earning assets:
Fixed rate loans(1)(2)           $  16,002   $  9,777  $   7,598  $   6,265  $   5,142  $  18,185  $  62,969   $   62,780
     Average interest rate           9.01%      8.67%      8.32%      8.06%      7.91%      7.82%      8.35%
Variable rate loans(1)(2)        $  31,035   $  8,338  $   5,846  $   5,291  $   4,747  $  39,738  $  94,995   $   95,208
     Average interest rate           9.45%      8.91%      8.64%      8.62%      8.60%      8.62%      8.91%
Loans held for sale(3)           $  24,525         -          -          -          -          -   $  24,525   $   24,853
        Average interest rate        6.28%         -          -          -          -          -       6.28%
Taxable securities(4)            $   5,800   $  2,997  $   1,000  $     999         -   $  25,558  $  36,354   $   36,510
     Average interest rate           8.08%      6.70%      6.40%      8.00%         -       6.73%      6.97%
Tax-exempt securities(5)         $     500   $  1,170  $     950  $   1,040  $   1,378  $  35,094  $  40,132   $   42,031
     Average interest rate           6.38%      6.56%      6.80%      6.67%      5.82%      5.77%      5.85%
Other interest-bearing assets    $   1,027        -          -          -          -          -    $   1,027   $    1,027
     Average interest rate           5.23%        -          -          -          -          -        5.23%

Interest-bearing liabilities:
Money market, savings and
   interest-bearing transaction
   accounts(6)                   $  57,063   $  9,511  $   9,511  $   9,510  $   9,510        -    $  95,105   $   95,199
     Average interest rate           3.00%      3.01%      2.98%      2.95%      2.92%        -        2.99%
Certificates of deposit          $  76,767   $ 16,552  $   5,689  $     432  $   1,326  $     347  $ 101,113   $  101,275
     Average interest rate           5.09%      5.46%      6.08%      5.37%      5.81%      3.55%      5.21%
Borrowings                       $   9,336        -          -          -          -          -    $   9,336   $    9,336
     Average interest rate           5.16%        -          -          -          -          -        5.16%
---------------------------------------------------------------------------------------------------------------------------

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.

(2) For single-family residential loans, assumes annual prepayment rate of 12%. No prepayment assumptions were used for all other loans.

(3) Does not include net deferred loan fees.

(4) Includes the Company's investment in Federal Home Loan Bank stock.

(5) Average interest rates are the average of stated coupon rates and have not been adjusted for taxes.

(6) For money market, savings and interest-bearing transaction accounts, assumes an annual decay rate of 60% for 1998 and 10% for each of the years 1999 through 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information contained on pages 25 through 44 of the 1997 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the captions, "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", and "Independent Auditors' Report", is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The information in Item 5, Other Information, page 11, and exhibit 16 to Form 10Q filed November 12, 1997, of C&F Financial Corporation is incorporated herein by reference.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Item 10 with respect to the Directors of the Registrant is contained on pages 2 through 4 of the 1998 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Election of Directors", is incorporated herein by reference.

       The information in the following table pertains to the executive officers of the Company.

                                       Executive Officers of C&F Financial Corporation

      Name (Age)                            Business Experience                           Number of Shares Beneficially
   Present Position                     During Past Five Years                             Owned as of March 18, 1998
----------------------              -------------------------------------           ---------------------------------
Larry G. Dillon (45)                President of the Bank since 1989;                              20,601 (1)
Chairman, President and             Senior Vice President of the Bank
Chief Executive Officer             prior to 1989

Gari B. Sullivan (60)               Senior Vice President of the Bank since 1990;                   4,505 (1)
Secretary                           Vice President of the Bank from 1989 to 1990;
                                    President of the Middlesex Region of First
                                    Virginia Bank prior to 1989

Brad E. Schwartz (35)               Promoted to Senior Vice President of the Bank                   5,436 (1)
Treasurer                           in December 1997.  Vice President of the Bank
                                    from 1991 to December  1997;  Administrative
                                    Officer  of the  Bank  from  1989  to  1991;
                                    Senior Financial  Institutions Examiner with
                                    the Bureau of Financial  Institutions of the
                                    Virginia State Corporation  Commission prior
                                    to 1989

Thomas F. Cherry (29)               Vice President of the Bank since December 1996.                   283 (1)
Chief Accounting Officer            Manager with Price Waterhouse, LLP in Norfolk, VA
                                    prior to December 1996.


(1)  Includes  exercisable  options  of  6,734,  3,034,  5,034,  and 233  shares
     presently  held  by  Messrs.  Dillon,   Sullivan,   Schwartz,  and  Cherry,
     respectively.


ITEM 11.   EXECUTIVE COMPENSATION

       The information contained on pages 5 through 6 of the 1998 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Executive Compensation", is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP ON CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained on page 2 of the 1998 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Principal Holders of Capital Stock", is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information contained on page 5 of the 1998 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Interest of Management In Certain Transactions", is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K


     14 (a)     Exhibits

                Exhibit No. 3:   Articles of Incorporation and Bylaws

                    Articles of Incorporation and Bylaws of C&F Financial Corporation filed as Exhibit Nos. 3.1 and 3.2, respectively, to Form 10KSB filed March 29, 1996, of C&F Financial Corporation is incorporated herein by reference.

                Exhibit No.  10:      Material Contracts

                Exhibit No.  13:      C&F  Financial   Corporation  1997  Annual
                                      Report to Shareholders

                Exhibit No.  21:      Subsidiaries of the Registrant

                    Citizens and Farmers Bank, incorporated in the Commonwealth of Virginia (100% owned)

                Exhibit No.  23:      Consents of experts and counsel

                    23.1 Consent of Yount, Hyde & Barbour, P.C.
                    23.2 Consent of Deloitte & Touche LLP

                Exhibit No.  27:      Financial Data Schedule

                Exhibit No. 99:       Additional Exhibits

                    99.1 C&F Financial Corporation 1998 Annual Meeting Proxy Statement

                    99.2 Independent Auditors Report of Deloitte & Touche LLP for 1996 and 1995

     14 (b)     Reports on Form 8-K filed in the fourth quarter of 1997:

                The Company filed Form 8-K dated November 25, 1997 in the last quarter of the fiscal year ended December 31, 1997. The filing was in order to generate an Exchange Act file number for the Company's use in making an application to the National Association of Securities Dealers Automated Quotation System.

     14 (c) Exhibits to this Form 10-K are either filed as part of this Report or are incorporated herein by reference.

     14 (d) Financial Statements Excluded from Annual Report to Shareholders pursuant to Rule 14a3(b). Not applicable.



SIGNATURES


         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, C&F Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                  C&F FINANCIAL CORPORATION





/s/ Larry G. Dillon                                                             /s/ Thomas F. Cherry
--------------------------------------------                                    --------------------------------------
Larry G. Dillon                                                                 Thomas F. Cherry
Chairman, President and Chief Executive Officer                                 Chief Accounting Officer

Date:    March 20, 1998                                                         Date:      March 20, 1998
--------------------------------------------                                    --------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ W.T. Robinson                                                               Date:   March 20, 1998
--------------------------------------------                                    --------------------------------------
W. T. Robinson, Director


/s/ J. P. Causey Jr.                                                            Date:   March 20, 1998
--------------------------------------------                                    --------------------------------------
J. P. Causey Jr., Director


/s/ James H. Hudson, III                                                        Date:   March 20, 1998
--------------------------------------------                                    --------------------------------------
James H. Hudson, III, Director


/s/ Larry G. Dillon                                                             Date:   March 20, 1998
--------------------------------------------                                    --------------------------------------
Larry G. Dillon, Director


--------------------------------------------                                    --------------------------------------
William E. O'Connell, Jr., Director


--------------------------------------------                                    --------------------------------------
Sture G. Olsson, Director

