Form 10-Q
period 1998-03-31
C & F FINANCIAL CORP
filed 1998-05-11
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                         FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934.

For the quarterly period ended           March 31, 1998
                              --------------------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_____________________ to_______________________

Commission file number                       000-23423
                      ----------------------------------------------------------

                            C&F Financial Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


           Virginia                                         54-1680165
 ------------------------------                        -------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                        Identification No.)



   Eighth and Main Streets               West Point VA           23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

(Issuer's telephone number)                (804) 843-2360
--------------------------------------------------------------------------------


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable

date:   1,930,060 as of May 11, 1998.
     ----------------------------------


                                TABLE OF CONTENTS



Part I - Financial Information                                                                                  Page
------------------------------                                                                                  ----
Item 1.       Financial Statements

              Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997...........................................................1

              Consolidated Statements of Income -
                  Three months ended March 31, 1998 and 1997.....................................................2

              Consolidated Statements of Shareholders' Equity
                  Three months ended March 31, 1998 .............................................................3

              Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1998 and 1997.....................................................4

              Notes to Consolidated Financial Statements.........................................................5

Item 2.       Management's Discussion and Analysis ............................................................. 6

Item 3..      Quantitative and Qualitative Disclosures About Market Risk........................................ 9


Part II - Other Information

Item 1.       Legal Proceedings ................................................................................10

Item 2.       Changes in Securities ............................................................................10

Item 3.       Defaults Upon Senior Securities...................................................................10

Item 4.       Submission of Matters to a Vote of Security Holders ..............................................10

Item 5.       Other Information ................................................................................10

Item 6.       Exhibits and Reports on Form 8-K..................................................................10

Signatures    ..................................................................................................11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                                          March 31, 1998        December 31, 1997
------                                                          --------------        -----------------
                                                                 (Unaudited)
Cash and due from banks                                         $     6,773             $     7,844
Interest-bearing deposits in other banks                                  8                   1,027
                                                                -----------             -----------
      Total cash and cash equivalents                                 6,781                   8,871
Investment securities
   Available for sale securities at fair value,
      amortized cost of $36,854 and $29,498
      respectively                                                   37,012                  29,793
   Held to maturity at amortized cost,
      fair value of $46,171 and $47,686,
      respectively                                                   44,569                  45,927
Loans held for sale, net                                             43,427                  24,479
Loans, net                                                          157,818                 154,745
Federal Home Loan Bank stock                                          1,353                   1,062
Corporate premises and equipment,
      net of accumulated depreciation                                 6,544                   6,581
Accrued interest receivable                                           2,269                   2,196
Other assets                                                          4,686                   4,452
                                                                -----------             -----------

      Total assets                                              $   304,459             $  278.106
                                                                ===========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits                         $    41,129             $    35,295
   Savings and interest-bearing demand deposits                      93,648                  95,105
   Time deposits                                                    103,101                 101,113
                                                                -----------             -----------
      Total deposits                                                237,878                 231,513
Other borrowings                                                     27,307                   9,336
Accrued interest payable                                                695                     592
Other liabilities                                                     5,642                   4,865
                                                                -----------             -----------
      Total liabilities                                             271,522                 246,306
                                                                -----------             -----------

Shareholders' Equity
   Preferred stock ($1.00 par value,
       3,000,000 shares authorized)                                   --                      --
   Common stock ($1.00 par value, 8,000,000
       shares authorized, 1,926,559 and 1,916,190
       shares issued and outstanding at March 31,
       1998 and December 31, 1997, respectively)                      1,927                   1,916
   Additional paid-in capital                                           294                     118
   Retained earnings                                                 30,286                  29,236
   Accumulated other comprehensive,
      net of tax of $222 and $273, respectively                         430                     530
                                                                -----------             -----------

      Total shareholders' equity                                     32,937                  31,800
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                      $   304,459             $   278,106
                                                                ===========             ===========

The Company's notes are an integral part of the consolidated financial statements.


                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                          (In thousands of dollars, except for per share amounts)

                                                                           Three Months Ended March 31,
                                                                     -------------------------------------

Interest Income                                                               1998                    1997
                                                                              ----                    ----
     Interest and fees on loans                                      $       4,006           $       3,358
     Interest on other market investments                                       10                      28
     Interest on investment securities
         U.S. Treasury Securities                                               49                      49
         U.S. Government agencies and corporations                             637                     684
     Tax-exempt obligations of states and political
         subdivisions                                                          508                     529
     Corporate bonds and other                                                 104                     102
                                                                     -------------            ------------
         Total interest income                                               5,314                   4,750

Interest Expense
     Savings and interest-bearing deposits                                     683                     667
     Certificates of deposit, $100,000 or more                                 200                     112
     Other time deposits                                                     1,110                   1,055
     Short-term borrowings and other                                           196                      45
                                                                     -------------           -------------
         Total interest expense                                              2,189                   1,879

Net interest income                                                          3,125                   2,871

Provision for loan losses                                                       75                      30
                                                                     -------------           -------------

Net interest income after provision for loan losses                          3,050                   2,841

Other Operating Income
     Gain on sale of loans                                                   1,277                     600
     Service charges on deposit accounts                                       261                     237
     Other service charges and fees                                            365                     190
     Other income                                                              236                     118
                                                                     -------------           -------------
         Total other operating income                                        2,139                   1,145

Other Operating Expenses
     Salaries and employee benefits                                          1,797                   1,404
     Occupancy expenses                                                        490                     420
     Goodwill amortization                                                      69                      69
     Other expenses                                                            880                     611
                                                                     -------------           -------------
         Total other operating expenses                                      3,236                   2,504

Income before income taxes                                                   1,953                   1,482
Income tax expense                                                             518                     308
                                                                     -------------           -------------
Net Income                                                           $       1,435           $       1,174
                                                                     =============           =============

Per Share Data
Net Income - assuming dilution                                       $         .74           $         .55
Cash Dividends Paid and Declared                                     $         .20           $         .16
Weighted average number of shares and
     common stock equivalents outstanding                                1,947,446               2,117,783

The Company's notes are an integral part of the consolidated financial statements.





                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (Amounts in thousands of dollars)

                                                                                             Accumulated
                                            Additional                                          Other
                                 Common       Pain-In      Comprehensive      Retained      Comprehensive
                                  Stock       Capital         Income          Earnings         Income         Total
                                  -----       -------         ------          --------         ------         -----

   Balance January 1, 1998      $  1,916     $   118                         $  29,236        $   530       $  31,800

   Comprehensive Income
     Net income                                             $   1,435            1,435                          1,435
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment(1)                                           (100)                           (100)           (100)
                                                            ---------

   Comprehensive income                                     $   1,335
                                                            =========

   Stock options exercised            11         176                                                              187

   Cash dividends                                                                 (385)                          (385)
                                --------      ------                         ---------        -------       ---------

   Balance March 31, 1998       $  1,927      $  294                         $  30,286        $   430       $  32,937
                                ========      ======                         =========        =======       =========


--------
(1) There were no reclassification adjustments  for the three months ended March
31, 1998.


The Company's notes are an integral part of the consolidated financial statements.




                                CONSOLIDATED STATEMENTS ON CASH FLOWS
                                              (Unaudited)
                                   (Amounts in thousands of dollars)
                                                                        Three Months Ended March 31,
                                                                      -------------------------------
                                                                            1998                 1997
                                                                            ----                 ----
Cash flows from operating activities:
     Net income                                                       $    1,435           $    1,174
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Depreciation                                                        248                  192
         Amortization of goodwill                                             69                   69
         Provision for loan losses                                            75                   30
         Accretion of discounts and amortization of
              premiums on investment securities, net                         (10)                 (22)
         Net realized (gain) loss on securities                             --                    (11)
         Proceeds from sale of loans                                      85,144               41,033
         Origination of loans held for sale                             (104,092)             (43,188)
         Change in other assets and liabilities:
         Accrued interest receivable                                         (73)                 191
         Other assets                                                       (249)                (130)
           Accrued interest payable                                          103                  115
           Other liabilities                                                 775                  311
                                                                      ----------           ----------
         Net cash provided by (used in) operating activities             (16,575)                (236)
                                                                      ----------           ----------

Cash flows from investing activities:
     Proceeds from maturities of investments
         held to maturity                                                  3,306                3,168
     Proceeds from sales and maturities of
         investments available for sale                                    3,000                5,442
     Purchase of investment securities                                    (1,954)              (2,000)
     Purchase of investments available for sale                          (10,354)                (335)
     Net decrease (increase) in customer loans                            (3,149)              (3,506)
     Purchase of corporate premises and equipment                           (210)                (224)
     Purchase of Federal Home Loan Bank stock                               (291)                (205)
                                                                      ----------           ----------
         Net cash (used in) provided by investing activities              (9,652)               2,340
                                                                      ----------           ----------

Cash flows from financing activities:
     Net increase(decrease) in demand,
         interest-bearing demand and savings deposits                      4,377               (4,617)
     Net increase in time deposits                                         1,988                  279
     Net increase in other borrowings                                     17,971                  245
     Proceeds from exercise of stock options                                 186                 --
     Cash dividends                                                         (385)                (338)
                                                                      ----------           ----------
     Net cash provided by (used in) financing activities                  24,137               (4,431)
                                                                      ----------           ----------

Net (decrease) in cash and cash equivalents                               (2,090)              (2,327)
Cash and cash equivalents at beginning of period                           8,871                8,799
                                                                      ----------           ----------
Cash and cash equivalents at end of period                            $    6,781           $    6,472
                                                                      ==========           ==========

Supplemental disclosure
     Interest paid                                                    $    2,086           $    1,764
     Income taxes paid                                                $       79           $       69

The Company's notes are an integral part of the consolidated financial statements.

                                                  4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-K for the year ended December 31, 1997.

       The consolidated financial statements include the accounts of the Company and its subsidiary, with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

       Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 1,947,446 and 2,117,783 for the three months ended March 31, 1998 and 1997, respectively.

Note 3

       During the first quarter of 1998 the Corporation adopted Financial Accounting Standards (FAS) 130, "Reporting Comprehensive Income". Adoption of this Standard did not impact the Corporation's consolidated financial position, results of operations or cash flow. The consolidated statement of shareholders' equity has been changed to include columns for comprehensive income and accumulated other comprehensive income. Comprehensive income for the Corporation includes net income plus the change in the unrealized gain or loss on securities available for sale. Accumulated other comprehensive income includes the cumulative changes in unrealized gain or loss on securities available for sale.

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

Overview

         Net income increased 22% for the three months ended March 31, 1998 compared to the same period of 1997. Net income for the three months ended March 31, 1998 was $1,435,000 compared to $1,174,000 for the same period of 1997.
Earnings per diluted share were $.74 for the three month period, up 35% from $.55 per diluted share for the three months ended March 31, 1997.

         Profitability as measured by the Company's annualized return on average assets (ROA) increased to 2.03% for the three months ended March 31, 1998, up from 1.87% for the same period of 1997. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended March 31, 1998 was 17.65%, compared to 14.44% for the three months ended March 31, 1997.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended March 31, 1998 was $3.1 million, an increase of $254,000, or 9%, from $2.9 million for the three months ended March 31, 1997. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $264.3 million for the three months ended March 31, 1998 compared to $234.8 million for the same period in 1997. The increase in average earning assets is a result of a 13% increase in the average balance of loans held in Citizens and Farmers Bank's loan portfolio and a 138% increase in the average balance of loans held for sale by C&F Mortgage Corporation (a wholly owned subsidiary of Citizens and Farmers
Bank). The increase in the average balance of loans held for sale is a result of increased production at C&F Mortgage Corporation. Loan originations at C&F Mortgage Corporation increased to $104,092,000 for the quarter ended March 31, 1998 compared to $43,124,000 for the first quarter of 1997. The increase in production at C&F Mortgage is a result of overall growth and an increase in refinancings attributed to the lower interest rate environment. The increase in the average balance of interest earning assets was offset by a decrease in the Corporation's interest rate spread on a taxable equivalent basis to 4.33% for the three months ended March 31, 1998 from 4.57% for the same period in 1997, and a decrease in the Corporation's net interest margin on a taxable equivalent basis to 5.17% for the first three months of 1998 from 5.36% for the same period in 1997. The decrease in the interest margin is a result of a decrease in the yield on interest earning assets to 8.48% for the first quarter of 1998 from 8.56% for the same period in 1997 and an increase in the cost of funds to 4.15% for the three months ended March 31, 1998 compared to 3.98% for the same period in 1997. The decrease in the yield in interest earning assets is a result of the overall lower interest rate environment and the increase in the average balance of loans held for sale which has a lower yield than the Citizens and Farmers Bank's loan portfolio. The increase in the cost of funds is mainly attributed to increased borrowings from the Federal Home Loan Bank (FHLB). Borrowings from the FHLB are used to fund loans originated and subsequently sold by C&F Mortgage Corporation.

Non-Interest Income

         Non-interest income increased $994,000, or 87%, for the three months ended March 31, 1998 from the same period of 1997. The majority of this increase was a result of a $677,000 increase in the gain on sale of loans due to the increase in volume of loans sold by C&F Mortgage Corporation. Increases were also seen in service charges on deposit accounts, other service charges and fees and other income. This increase is a result of the Company's continued effort to generate and increase other sources of non-interest income, including fees generated by C&F Investment Services, Inc., C&F Mortgage Corporation and C&F Title Agency, Inc., subsidiaries of Citizens and Farmers Bank.

Non-Interest Expense

         Non-interest expense increased $732,000, or 29%, for the three month period ended March 31, 1998 from the same period in 1997. This increase is mainly attributable to increased production at C&F Mortgage Corporation and the overall growth in the Corporation.

Income Taxes

         Applicable income taxes on earnings for the first three months of 1998 amounted to $518,000 resulting in an effective tax rate of 26.5% compared to $308,000, or 20.8%, for the same period in 1997. The increase in the effective tax rate is a result of the increase in earnings subject to a 34% tax rate versus earnings subject to no taxes such as certain loans to municipalities or investment obligations of state and political subdivisions.

Asset Quality-Allowance /Provision For Loan Losses

         The Company had $75,000 in provision expense for the first three months of 1998 compared to $30,000 for the same period in 1997. Loans charged off amounted to $35,000 for the three months ended March 31, 1998 and $7,000 for the same period of 1997. Recoveries amounted to $25,000 and $4,000 for the three months ended March 31, 1998 and 1997, respectively. The ratio of net charge-offs to average outstanding loans was .01% for the three months ended March 31, 1998. The allowance for loan losses was $2.3 million and $2.2 million at March 31, 1998 and December 31, 1997, respectively. The allowance approximates 1.44% and 1.42% of total loans outstanding at March 31, 1998 and December 31, 1997, respectively. Management feels that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

         Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned was $956,000 at March 31, 1998 compared to $941,000 at December 31, 1997.


FINANCIAL CONDITION

Summary

         At March 31, 1998, the Company had total assets of $304.5 million compared to $278.1 million at December 31, 1997.

Loan Portfolio

         At March 31, 1998, loans held for sale amounted to $43.4 million, an increase of 77% over the $24.5 million held at December 31, 1997. At March 31,
1998, the Bank's loans net of unearned income and reserve for loan losses, totals $157.8 million, an increase of 2% over the 1997 year-end total of $154.7 million.
         The following table sets forth the composition of the Corporation's loans in dollar amounts and as a percentage of the Corporation's total gross loans held for investment at the dates indicated:

                                            March 31, 1998                      December 31, 1997
                                                            (Dollars in Thousands)
                                        Amount           Percent             Amount           Percent
                                        ------           -------             ------           -------
Real estate - mortgage              $      89,117          55.6%           $    88,974          56.7%
Real estate - construction                  3,170           2.1                  4,454           2.8
Commercial, financial and
   agricultural                            52,415          32.7                 48,737          31.1
Equity lines                                7,309           4.6                  7,131           4.5
Consumer                                    8,107           5.0                  7,683           4.9
                                    -------------        ------            -----------        ------
Total loans                               160,118         100.0%               156,979         100.0%
                                                         ======                               ======
Less unearned discount                         (2)                                  (1)
Less allowance for possible
     loan losses                           (2,298)                              (2,233)
                                    -------------                          -----------
Total loans, net                    $     157,818                          $   154,745
                                    =============                          ===========

Investment Securities

         At March 31, 1998, total investment securities were $81.6 million compared to $75.7 at December 31, 1997. Securities of U.S. Government agencies and corporations represent 43.9% of the total securities portfolio, obligations of state and political subdivisions were 46.3%, U.S. Treasury securities were 3.7%, investment-grade corporate bonds totaled .4% and preferred stocks were 5.7% at March 31, 1998.

Deposits

         Deposits totaled $237.9 million at March 31, 1998 compared to $231.5 at December 31, 1997. Non-interest bearing deposits totaled $41.1 million at March 31, 1998 compared to $35.3 million at December 31, 1997.

Liquidity

         At March 31, 1998, cash, securities classified as available for sale and interest-bearing deposits were 15.4% of total earning assets. Asset liquidity is also provided by managing the investment maturities.
         Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.

Capital Resources

      The Company's Tier I capital ratio was 13.3% at March 31, 1998 compared to 14.1% at December 31, 1997. The total risk-based capital ratio was 14.3% at March 31, 1998 compared to 15.2% at December 31, 1997. These ratios are in excess of the mandated minimum requirements.
      Shareholders' equity reached $32.9 million at the end of the first quarter of 1998 compared to $31.8 million at December 31, 1997. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 1998, the Company's leverage ratio was 10.9% compared to 11.4% at December 31, 1997. Each of these exceeds the required minimum leverage ratio of 3%.

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It also requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. FAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Corporation's consolidated financial position, results of operations or cash flow, and any effect will be limited to the form and content of its disclosures.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

      The statements contained in this report that are not historical facts may be forward looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There  have  been  no  significant   changes  from  the  quantitative  and
qualitative disclosures made in the December 31, 1997 Form 10K.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which property of the Company is subject.


ITEM 2.  CHANGES IN SECURITIES - Inapplicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Inapplicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         C&F Financial Corporation's Annual Shareholders Meeting was held on April 21, 1998.

(a) James H. Hudson, III was elected as a Class I Director to the Board of Directors until the 2000 Annual Meeting of Shareholders. Sture G. Olsson and W. T. Robinson were elected as Class II Directors to the Board of Directors until the 2001 Annual Meeting of Shareholders.

(b) Yount, Hyde & Barbour, P.C. was appointed as independent auditors of the Company for 1998.


ITEM 5.  OTHER INFORMATION - Inapplicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

              None.









The Company's notes are an integral part of the consolidated financial statements.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)




Date       May 11, 1998               /s/ Larry G. Dillon
        ----------------------        ---------------------------------------
                                      Larry G. Dillon, Chairman and President



Date       May 11, 1998               /s/ Thomas F. Cherry
        ----------------------        --------------------
                                      Thomas F. Cherry, Chief Accounting Officer