Form 10-Q
period 1998-06-30
C & F FINANCIAL CORP
filed 1998-08-04
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                          FORM 10-Q

[   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

For the quarterly period ended                                    June 30, 1998
                              -------------------------------------------------

[       ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from___________________ to_______________

Commission file number              000-23423
                      ---------------------------------

                            C&F Financial Corporation
                     (Exact name of small business issuer as
                            specified in its charter)


      Virginia                                       54-1680165
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization)                   Identification No.)


  Eighth and Main Streets         West Point VA                          23181
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

(Issuer's telephone number)                                      (804) 843-2360


-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable

date:       3,863,588 as of July 31, 1998.

                                TABLE OF CONTENTS



Part I - Financial Information                                              Page

Item 1.  Financial Statements

         Consolidated Balance Sheets -
            June 30, 1998 and December 31, 1997...............................1

         Consolidated Statements of Income -
            Three months and six months ended June 30, 1998 and 1997..........2

         Consolidated Statements of Shareholders' Equity
            Six months ended June 30, 1998 ...................................3

         Consolidated Statements of Cash Flows -
            Six months ended June 30, 1998 and 1997...........................4

         Notes to Consolidated Financial Statements...........................5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operation .........................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........11


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

Signatures...................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                    June 30, 1998   December 31, 1997
------                                    ------------- -------------------
                                           (Unaudited)

Cash and due from banks                     $ 6,180         $  7,844
Interest -bearing deposits in other banks     3,577            1,027
                                            -------         --------
    Total cash and cash equivalents           9,757            8,871
Investment securities
  Available for sale securities at fair value,
   amortized cost of $37,043 and $29,498,
   respectively                              37,449           29,793
  Held to maturity at amortized cost,
     fair value of $43,761 and $47,686,
     respectively                            42,128           45,927
Loans held for sale, net                     50,984           24,479
Loans, net                                  163,068          154,745
Federal Home Loan Bank stock                  2,370            1,062
Corporate premises and equipment,
      net of accumulated depreciation         6,429            6,581
Accrued interest receivable                   2,661            2,196
Other assets                                  4,110            4,452
                                            -------         --------

    Total assets                            $318,956        $278,106
                                            ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non-interest-bearing demand deposits      $42,511         $ 35,295
  Savings and interest-bearing demand
     deposits                                91,071           95,105
  Time deposits                             103,023          101,113
                                            -------         --------
    Total deposits                          236,605          231,513
Other borrowings                             42,739            9,336
Accrued interest payable                        600              592
Other liabilities                             4,635            4,865
                                            -------         --------
    Total liabilities                       284,579          246,306
                                            -------         --------

Shareholders' Equity
  Preferred stock ($1.00 par value,
     3,000,000 shares authorized)             --               --
  Common stock ($1.00 par value, 8,000,000
     shares authorized, 3,863,388 and
     1,916,190 shares issued and outstanding
     at June 30, 1998 and December 31, 1997,
     respectively)                            3,863            1,916
  Additional paid-in capital                    384              118
  Retained earnings                          29,546           29,236
  Accumulated other comprehensive
    income, net of tax of
    $300 and $273, respectively                 584              530
                                            -------         --------

    Total shareholders' equity               34,377           31,800
                                            -------         --------

    Total liabilities and
    shareholders' equity                    $318,956        $278,106
                                            ========        ========

The Company's notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
            (In thousands of dollars, except for per share amounts)


                                          Three Months Ended   Six  Months Ended
                                                June 30,            June 30,
Interest Income                            1998       1997       1998     1997
                                           ----       ----       ----     ----

   Interest and fees on loans           $  4,570   $  3,534   $  8,575  $  6,892
   Interest on other market investments        7         18         17        46
   Interest on investment securities
      U.S. Treasury Securities                49         50         99        99
      U.S. Government agencies and
      corporations620                        620        613      1,257     1,297
   Tax-exempt obligations of states and
      political subdivisions                 525        517      1,033     1,046
   Corporate bonds and other                  94        112        197       214
                                        --------   --------   --------  --------
      Total interest income                5,865      4,844     11,178     9,594

Interest Expense
   Savings and interest-bearing deposits     675        653      1,358     1,320
   Certificates of deposit, $100,000 or
      more                                   186        105        386       217
   Other time deposits                     1,141      1,107      2,251     2,162
   Short-term borrowings and other           544        135        739       179
                                        --------   --------   --------  --------
      Total interest expense               2,546      2,000      4,734     3,878

Net interest income                        3,319      2,844      6,444     5,716

Provision for loan losses                    175         60        250        90
                                        --------   --------   --------  --------

Net interest income after provision for
      loan losses                          3,144     2,784       6,194     5,626

Other Operating Income
   Gain on sale of loans                   1,865        771      3,143     1,371
   Service charges on deposit accounts       256        263        518       500
   Other service charges and fees            461        234        825       424
   Other income                              259        152        494       270
                                        --------   --------   --------  --------
      Total other operating income         2,841      1,420      4,980     2,565

Other Operating Expenses
   Salaries and employee benefits          1,987      1,421      3,783     2,825
   Occupancy expenses                        515        420      1,005       841
   Goodwill amortization                      69         69        138       138
   Other expenses                          1,201        725      2,081     1,336
                                        --------   --------   --------  --------
      Total other operating expenses       3,772      2,635      7,007     5,140

Income before income taxes                 2,213      1,569      4,167     3,051
Income tax expense                           596        346      1,115       654
                                        --------   --------   --------  --------
Net Income                              $  1,617   $  1,223   $  3,052  $  2.397
                                        ========   ========   ========  ========

Per Share Data
Net Income - Assuming Dilution          $    .41   $    .32   $    .78  $    .59
Cash Dividends Paid and Declared        $    .11   $    .09   $    .21       .17
Weighted average number of shares and
   common stock equivalents
   outstanding                         3,929,502  3,876,546  3,912,197 4,056,056

The Company's notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                       (Amounts in thousands of dollars)


                                                                                     Accumulated
                                           Additional                                  Other
                              Common        Pain-In    Comprehensive   Retained     Comprehensive
                               Stock        Capital       Income       Earnings         Income        Total
                              -------      ----------  -------------  ---------    --------------    ------

  Balance January 1, 1998     $  1,916       $   118                $  29,236        $   530      $  31,800

  Comprehensive Income
   Net income                                             $3,052        3,052                         3,052
   Other comprehensive
     income, net of tax
      Unrealized gain on
      securities, net of
      reclassification
      adjustment1                                             54                          54             54
                                                           ------

  Comprehensive income                                    $3,106
                                                          ======


  Stock options exercised          15            266                                                    281

  Stock dividends               1,932                                  (1,932)

  Cash dividends                                                         (810)                         (810)
                               ------        -------                ---------        --------       ---------

  Balance June 30, 199       $  3,863        $   384                $  29,546        $   584       $ 34,377
                             ========        ========               =========        =======        =========





  ---------------------------

  1 There were no reclassification adjustments for the six months ended June 30, 1998.

  The Company's notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

                                                Six Months Ended June 30,
                                                  1998           1997
Cash flows from operating activities:
   Net income                                 $  3,052        $ 2,397
   Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
      Depreciation                                 505            389
      Amortization of goodwill                     137            138
      Provision for loan losses                    250             90
      Accretion of discounts and amortization of
         premiums on investment securities, net    (25)           (39)
      Net realized (gain) loss on securities       --               7
      Proceeds from sale of loans              210,258        104,575
      Origination of loans held for sale      (236,763)      (113,627)
      Change in other assets and liabilities:
Accrued interest receivable                       (465)            77
Other assets                                       206           (214)
        Accrued interest payable                     7             19
        Other liabilities                         (258)          (236)
                                               -------        -------
      Net cash (used in) operating activities  (23,096)        (6,424)
                                               --------       -------

Cash flows from investing activities:
   Proceeds from maturities of investments
      held to maturity                           6,363          8,857
   Proceeds from sales and maturities of
      investments available for sale             4,036          4,077
   Purchase of investment securities            (2,573)        (2,000)
   Purchase of investments available for sale  (11,577)          (753)
   Net decrease (increase) in customer loans    (8,574)        (7,815)
   Purchase of corporate premises and equipment   (352)          (398)
   Purchase of Federal Home Loan Bank stock     (1,308)          (205)
                                                -------        ------
      Net cash (used in) provided by
         investing activities                  (13,985)         1,763

Cash flows from financing activities:
   Net increase (decrease) in demand,
      interest-bearing demand and savings
      deposits                                   3,181          2,056
   Net increase in time deposits                 1,911          3,502
   Net increase in other borrowings             33,404          4,242
   Proceeds from exercise of stock options         281           --
   Repurchase of common stock                      --          (4,331)
   Cash dividends                                 (810)          (682)
      Net cash provided by financing activities 37,967          4,787
                                                ------         ------

Net increase (decrease) in cash and cash
   equivalents                                     886            126
Cash and cash equivalents at beginning of
   period                                        8,871          8,799
                                               -------         ------
Cash and cash equivalents at end of period      $9,757         $8,925
                                                ======         ======
Supplemental disclosure
   Interest paid                                $4,727         $3,859
   Income taxes paid                            $1,221         $  686


The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-K for the year ended December 31, 1997. Certain previously reported amounts have been reclassified to agree with the current presentation.
     The consolidated financial statements include the accounts of the Company and its subsidiary, with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

     On June 16, 1998, the Company declared a 100% stock dividend in the form of a two-for-one stock split. All the financial data included in this Form 10-Q reflects the effect of the stock split.
     Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,929,502 and 3,876,546 for the three months ended June 30, 1998 and 1997, respectively, and 3,912,197 and 4,056,056 for the six months ended June 30, 1998 and 1997, respectively.

Note 3

     During the first quarter of 1998, the Company adopted Financial Accounting Standards ("FAS") 130, "Reporting Comprehensive Income." Adoption of this standard did not impact the Company's consolidated financial position, results of operations or cash flow. The consolidated statement of shareholders' equity has been changed to include columns for comprehensive income and accumulated other comprehensive income. Comprehensive income for the Company includes net income plus the change in the unrealized gain or loss on securities available for sale. Accumulated other comprehensive income includes the cumulative changes in unrealized gain or loss on securities available for sale.


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

Overview

      Net income increased 32% to $1,617,000 for the three months ended June 30, 1998 compared to $1,223,000 for the same period of 1997. Earnings per share were $.41 for the three month period, up 28% from $.32 per share for the three months ended June 30, 1997. Net income for the first six months ended June 30, 1998 increased 27% to $3,052,000 compared to $2,397,000 for the same period of 1997. Earnings per share were $.78 for the six month period, up 32% from $.59 per share for the six months ended June 30, 1997.
      Profitability as measured by the Company's annualized return on average assets (ROA) increased to 2.08% for the three months ended June 30, 1998, up from 1.92% for the same period of 1997. For the first six months of 1998, ROA increased to 2.06%, up from 1.89% for the first six months of 1997. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended June 30, 1998 was 19.12%, compared to 16.26% for the three months ended June 30, 1997. For the first six months of 1998, ROE was 18.40% compared to 15.32% for the first six months of 1997.

RESULTS OF OPERATIONS

Net Interest Income

      Net interest income for the three months ended June 30, 1998 was $3.3 million, an increase of $475,000, or 17%, from $2.8 million for the three months ended June 30, 1997. Net interest income for the six months ended June 30, 1998 was $6.4 million, an increase of $728,000, or 13%, from $5.7 million for the six months ended June 30, 1997. The increase in net interest income is a result of an increase in the average balance of interest earning assets. For the three months ended June 30, 1998 the average balance of interest earning assets increased to $292.4 million from $237.9 million for the same period in 1997. For the six months ended June 30, 1998 the average balance of interest earning assets increased to $278.4 million from $236.4 million for the same period in 1997. The increase in average earning assets is a result of an increase in the average balance of loans held in Citizens and Farmers Bank's ("the Bank") loan portfolio and an increase in the average balance of loans held for sale by C&F Mortgage Corporation (a wholly owned subsidiary of Citizens and Farmers Bank). For the three months ended June 30, 1998 loans held in the Bank's loan portfolio increased 15% from the comparable period in 1997 and the average balance of loans held for sale by C&F Mortgage Corporation increased 154% from the comparable period in 1997. For the six months ended June 30, 1998 loans held in the Bank's loan portfolio increased 14% from the comparable period of 1997 while the balance of loans held for sale by C&F Mortgage Corporation increased 148% from the comparable period in 1997. The increase in loans at the Bank is a result of increased loan demand and management's effort to redirect maturing investments into higher yielding loans. The increase in loans held for sale is a result of increased production at C&F Mortgage Corporation. Loan closings at C&F Mortgage Corporation increased to $132,671,000 and $236,763,000 for the three and six months ended June 30, 1998, respectively, compared to $70,439,000 and $113,627,000 for the three and six months ended June 30, 1997, respectively. The increase in production at C&F Mortgage is a result of overall growth and an increase in refinancings attributed to the lower interest rate environment. The increase in the average balance of interest earning assets was offset by a decrease in the Company's interest rate spread on a taxable equivalent basis to 4.08% for the three months ended June 30, 1998 from 4.44% for the same period in 1997, and a decrease in the Company's net interest margin on a taxable equivalent basis to 4.94% for the three months ended June 30, 1998 from 5.23% for the same period in 1997. The interest rate spread on a taxable equivalent basis for the six months ended June 30, 1998 decreased to 4.19% from 4.51% for the same period in 1997 and the net interest margin on a taxable equivalent basis decreased to 5.05% from 5.29% for the six month period ended June 30, 1998 compared to the same period in 1997. The decrease in the net interest margin is a result of a decrease in the yield on interest earning assets to 8.43% for the second quarter of 1998 from 8.59% for the same period in 1997 and an increase in the cost of funds to 4.35% for the three months ended June 30, 1998 compared to 4.15% for the same period in 1997. For the six months ended June 30, 1998, the yield on interest earning assets decreased to 8.45% from 8.57% for the same period in 1997 and the cost of funds increased to 4.26% for the six months ended June 30, 1998 from 4.07% for the same period in 1997. The decrease in the yield on interest earning assets is a result of the overall lower interest rate environment and the increase in the average balance of loans held for sale which has a lower yield than the Bank's loan portfolio. The increase in the cost of funds is mainly attributed to increased borrowings from the Federal Home Loan Bank ("FHLB"). Borrrowings from the FLHB are used to fund loans originated and subsequently sold by C&F Mortgage.

Non-Interest Income

      Other operating income increased $1,421,000, or 100%, to $2,841,000 for the second quarter of 1998 from $1,420,000 for the second quarter of 1997. Other operating income increased $2,415,000, or 94%, to $4,980,000 for the first six months of 1998 from $2,565,000 for the first six months of 1997. The increase in other income is mainly attributed to an increase in gain on sale of loans resulting from increased production at C&F Mortgage Corporation.

Non-Interest Expense

      Other operating expenses increased $1,137,000, or 43%, to $3,772,000 for the second quarter of 1998 from $2,635,000 for the second quarter of 1997. Other operating expenses increased $1,867,000, or 36%, to $7,007,000 for the first six months of 1998 from $5,140,000 for the first six months of 1997. The increase in other expenses is mainly attributed to increases in salaries and employee benefits due to increased production at C&F Mortgage Corporation.

Year 2000 Issue

      The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The mainframe processing systems and related communication networks include various software packages licensed to the Bank by outside vendors. All of these systems are vulnerable to the Year 2000 issue.
      In 1997 the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. Based on this assessment, the Bank's mainframe hardware and banking software are currently Year 2000 compliant. However, testing is scheduled for the third and fourth quarters of 1998 to confirm this compliance. For certain other systems, the Company has determined that it will have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. For systems that the Company relies on third party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Year 2000 compliant.
      The Company has also initiated formal communications with all significant loan and deposit customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. The Company believes that exposure to customers not being Year 2000 compliant is minimal.
      The Company plans to complete the majority of the Year 2000 project by December 31, 1998. To date, the Company has expensed $150,000 related to the assessment of and efforts in connection with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Company's consolidated financial statements.
      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues, and similar uncertainties.

Income Taxes

      Income tax expense for the three months ended June 30, 1998 amounted to $596,000, resulting in an effective tax rate of 26.9% compared to $346,000, or 22.1%, for the three months ended June 30, 1997. Income tax expense for the six months ended June 30, 1998 amounted to $1,115,000, resulting in an effective tax rate of 26.7% compared to $654,000, or 21.4%, for the six months ended June 30, 1997. The increase in the effective tax rate for the quarter and for the year is a result of the increase in earnings subject to a 34% tax rate versus earnings subject to no taxes such as certain loans to municipalities or investment obligations of state and political subdivisions.


Asset Quality-Allowance /Provision For Loan Losses

      The Company had $250,000 in provision expense for the first six months of 1998 compared to $90,000 for the same period in 1997. Loans charged off amounted to $46,000 and $10,000 for the six months ended June 30, 1998 and 1997. Recoveries amounted to $25,000 and $4,000 for the six months ended June 30, 1998 and 1997, respectively. The ratio of net charge-offs to average outstanding loans was .01% for the six months ended June 30, 1998. The allowance for loan losses was $2.5 million at June 30, 1998 and $2.2 million at December 31, 1997. The allowance approximates 1.5% and 1.4% of total loans outstanding at June 30, 1998 and December 31, 1997, respectively. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible.

Nonperforming Assets

      Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned was $455,000 at June 30, 1998, a decrease of $486,000 from December 31, 1997. This decrease is mainly a result of a decrease in the balance of other real estate owned. The balance in other real estate owned consisted of one piece of property which was sold in the second quarter of 1998.


FINANCIAL CONDITION

Summary

      At June 30, 1998, the Company had total assets of $319.0 million compared to $278.1 million at December 31, 1997.

Loan Portfolio

      At June 30, 1998, loans held for sale amounted to $51.0 million, an increase over the $24.5 million held at December 31, 1997. This increase is a result of increased loan production at C&F Mortgage Corporation. At June 30, 1998, the Bank's loans net of unearned income and reserve for loan losses, totals $163.1 million, an increase of 5.4% over the 1997 year-end total of $154.7 million.
      The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                      June 30, 1998          December 31, 1997
                                             (Dollars in Thousands)
                                     Amount     Percent        Amount    Percent

Real estate - mortgage            $  89,034      53.8%       $ 88,974     56.7%
Real estate - construction            4,092        2.5          4,454      2.8
Commercial, financial and

  agricultural                       55,618       33.6         48,737     31.1
Equity lines                          7,873        4.7          7,131      4.5
Consumer                              8,915        5.4          7,683      4.9
                                    --------       ----       --------   ------
Total loans                         165,532      100.0%       156,979    100.0%
                                                  ======                 ======
Less unearned discount                   (1)                       (1)
Less allowance for possible
   loan losses                       (2,463)                   (2,233)
                                   ----------               ---------
Total loans, net                  $ 163,068                $  154,745
                                   =========                ==========



Investment Securities

      At June 30, 1998, total investment securities were $79.6 million compared to $75.7 for December 31, 1997. Securities of U.S. Government agencies and corporations represent 41.5% of the total securities portfolio, obligations of state and political subdivisions were 48.6%, U.S. Treasury securities were 3.8%, and preferred stocks were 6.1% at June 30, 1998.

Deposits

      Deposits totaled $236.7 million at June 30, 1998 compared to $231.5 at December 31, 1997. Non-interest bearing deposits totaled $42.5 million at June 30, 1998 compared to $35.3 million at December 31, 1997.

Liquidity

      At June 30, 1998, cash, securities classified as available for sale and interest-bearing deposits were 15.8% of total earning assets. Asset liquidity is also provided by managing the investment maturities.
      Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.


Capital Resources

    The Company's capital position continues to exceed regulatory requirements. The Company's Tier I capital ratio was 13.1% at June 30, 1998 compared to 14.1% at December 31, 1997. The total risk-based capital ratio was 14.1% at June 30, 1998 compared to 15.2% at December 31, 1997. These ratios are in excess of the mandated minimum requirements.
    Shareholders' equity was $34.4 million at the end of the second quarter of 1998 compared to $31.8 million at December 31, 1997. The leverage ratio consists of Tier I capital divided by average assets. At June 30, 1998, the Company's leverage ratio was 10.8% compared to 11.4% at December 31, 1997. Each of these exceeds the required minimum leverage ratio of 3%.

New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It also requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. FAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Corporation's consolidated financial position, results of operations or cash flow, and any effect will be limited to the form and content of its disclosures.
    In February 1998, the FASB issued FAS 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." FAS 132 revises employers' disclosures about pension and other post-retirement benefits. It does not change the measurement or recognition of those plans. FAS 132 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Corporation's consolidated financial position, results of operations or cash flow, and any effect will be limited to the form and content of its disclosures.
    In June 1998, FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. The standard also allows securities classified as held-to-maturity to be transferred to the available-for-sale category at the date of initial application of this standard. FAS 133 is effective for all fiscal quarters of years beginning after June 15, 1999. Management is currently reviewing this statement to determine the impact it will have on the Company.

Effects of Inflation

    The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demands, and deposits are reflected in the consolidated financial statements.

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


PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party of or which property of the Company is subject.


ITEM 2 - CHANGES IN SECURITIES - Inapplicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Inapplicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5 - OTHER INFORMATION - Inapplicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

         The Company filed a Form 8-K on June 26, 1998 to announce a 100% stock dividend in the form of a two-for-one stock split.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            C&F FINANCIAL CORPORATION
                                  (Registrant)




Date                 July 31, 1998                          /s/ Larry G. Dillon
      ------------------------------                        --------------------
                                                            Larry G. Dillon,
                                                            President and Chief
                                                            Executive Officer



Date                  July 31, 1998                         /s/ Thomas F. Cherry
      ------------------------------                        --------------------
                                                            Thomas F. Cherry,
                                                            Chief Accounting
                                                            Officer