Form 10-Q
period 1998-09-30
C & F FINANCIAL CORP
filed 1998-11-12
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                          FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934.

For the quarterly period ended                    September 30, 1998
                              -------------------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to
                               ----------------------  ------------------------

Commission file number                         000-23423
                      ---------------------------------------------------------

                           C&F Financial Corporation
-------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


           Virginia                                              54-1680165
 -------------------------------                             ----------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation of organization)                             Identification No.)


   Eighth and Main Streets             West Point VA                23181
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(Issuer's telephone number)                    (804) 843-2360
                           ----------------------------------------------------


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [x] Yes   [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable

date:     3,863,588 as of November 10, 1998.
        -------------------------------------

                                TABLE OF CONTENTS



Part I - Financial Information
Page

Item 1.       Financial Statements
              Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997.......................................................1

              Consolidated Statements of Income -
                  Three months and nine months ended September 30, 1998 and 1997.................................2

              Consolidated Statements of Shareholders' Equity
                  Nine months ended September 30, 1998 ..........................................................3

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1998 and 1997..................................................4

              Notes to Consolidated Financial Statements.........................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operation ......................................................................5

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................11


Part II - Other Information

Item 1.       Legal Proceedings ................................................................................11

Item 2.       Changes in Securities ............................................................................11

Item 3.       Defaults Upon Senior Securities...................................................................11

Item 4.       Submission of Matters to a Vote of Security Holders ..............................................11

Item 5.       Other Information ................................................................................11

Item 6.       Exhibits and Reports on Form 8-K..................................................................11

Signatures    ..................................................................................................12








PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
ASSETS                                                        September 30, 1998      December 31, 1997
------                                                        ------------------      -----------------
                                                                   (Unaudited)

Cash and due from banks                                         $     6,925             $     7,844
Interest -bearing deposits in other banks                             4,014                   1,027
                                                                -----------             -----------
      Total cash and cash equivalents                                10,939                   8,871
Investment securities
   Available for sale securities at fair value,
   amortized cost of $28,048 and $29,498,
      respectively                                                   28,636                  29,793
   Held to maturity at amortized cost,
      fair value of $41,655 and $47,686,
      respectively                                                   39,370                  45,927
Loans held for sale, net                                             47,498                  24,479
Loans, net                                                          159,816                 154,745
Federal Home Loan Bank stock                                          1,706                   1,062
Corporate premises and equipment,
      net of accumulated depreciation                                 6,463                   6,581
Accrued interest receivable                                           2,218                   2,196
Other assets                                                          4,190                   4,452
                                                                -----------             -----------

      Total assets                                              $   300,836             $   278,106
                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits                         $    45,968             $    35,295
   Savings and interest-bearing demand deposits                      93,045                  95,105
   Time deposits                                                    107,380                 101,113
                                                                -----------             -----------
      Total deposits                                                246,393                 231,513
Other borrowings                                                     12,070                   9,336
Accrued interest payable                                                717                     592
Other liabilities                                                     5,919                   4,865
                                                                -----------             -----------
      Total liabilities                                             265,099                 246,306
                                                                -----------             -----------

Shareholders' Equity
   Preferred stock ($1.00 par value,
       3,000,000 shares authorized)                                   --                      --
   Common stock ($1.00 par value, 8,000,000 shares
       authorized, 3,863,588 and 1,916,190 shares
       issued and outstanding at September 30, 1998
       and December 31, 1997, respectively)                           3,864                   1,916
   Additional paid-in capital                                           385                     118
   Retained earnings                                                 30,794                  29,236
   Accumulated other comprehensive
      income, net of tax of
      $358 and $273, respectively                                       694                     530
                                                                -----------             -----------

      Total shareholders' equity                                     35,737                  31,800
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                      $   300,836             $   278,106
                                                                ===========             ===========

The Company's notes are an integral part of the consolidated financial statements.



                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                (In thousands of dollars, except for per share amounts)
                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,              September 30,
                                                                    -------------              -------------

Interest Income                                                1998           1997          1998            1997
                                                               ----           ----          ----            ----
     Interest and fees on loans                           $       4,539  $       3,839  $      13,114   $      10,731
     Interest on other market investments                            28             13             45              59
     Interest on investment securities
         U.S. Treasury Securities                                    50             50            149             149
         U.S. Government agencies and corporations                  490            549          1,747           1,846
     Tax-exempt obligations of states and political
         subdivisions                                               529            494          1,562           1,540
     Corporate bonds and other                                      120             68            317             282
                                                          -------------  -------------  -------------   -------------
         Total interest income                                    5,756          5,013         16,934          14,607

Interest Expense
     Savings and interest-bearing deposits                          683            689          2,041           2,009
     Certificates of deposit, $100,000 or more                      205            102            591             318
     Other time deposits                                          1,178          1,173          3,429           3,336
     Short-term borrowings and other                                442             86          1,181             265
                                                          -------------  -------------  -------------   -------------
         Total interest expense                                   2,508          2,050          7,242           5,928

Net interest income                                               3,248          2,963          9,692           8,679

Provision for loan losses                                           175             75            425             165
                                                          -------------  -------------  -------------   -------------

Net interest income after provision for loan losses               3,073          2,888          9,267           8,514

Other Operating Income
     Gain on sale of loans                                        2,108          1,263          5,250           2,634
     Service charges on deposit accounts                            250            249            767             749
     Other service charges and fees                                 485            301          1,310             725
     Other income                                                   282            167            777             437
                                                          -------------  -------------  -------------   -------------
         Total other operating income                             3,125          1,980          8,104           4,545

Other Operating Expenses
     Salaries and employee benefits                               2,180          1,721          5,964           4,546
     Occupancy expenses                                             504            449          1,509           1,290
     Goodwill amortization                                           69             69            206             206
     Other expenses                                               1,085            811          3,166           2,147
                                                          -------------  -------------  -------------   -------------
         Total other operating expenses                           3,838          3,050         10,845           8,189

Income before income taxes                                        2,360          1,818          6,526           4,870
Income tax expense                                                  687            484          1,802           1,139
                                                          -------------  -------------  -------------   -------------
Net Income                                                $       1,673  $       1,334  $       4,724   $       3,731
                                                          =============  =============  =============   =============

Per Share Data
Net Income - Assuming Dilution                            $         .43  $         .35  $        1.21   $         .94
Cash Dividends Paid and Declared                          $         .11  $         .09  $         .32             .26
Weighted average number of shares and
     common stock equivalents outstanding                     3,929,414      3,841,174      3,917,936       3,984,428

The Company's notes are an integral part of the consolidated financial statements.





                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (Amounts in thousands of dollars)


                                                                                              Accumulated
                                              Additional                                         Other
                                   Common       Pain-In      Comprehensive      Retained     Comprehensive
                                    Stock       Capital         Income          Earnings        Income        Total
                                    -----       -------         ------          --------        ------        -----

Balance January 1, 1998           $  1,916    $   118                          $  29,236        $   530     $  31,800

Comprehensive Income
   Net income                                                $    4,724            4,724                        4,724
   Other comprehensive
     income, net of tax
       Unrealized gain on
       securities, net of
       reclassification
       adjustment(1)                                                164                             164           164
                                                              ---------

Comprehensive income                                         $    4,888
                                                             ==========

Stock options exercised                 16        267                                                             283

Stock dividends                      1,932                                        (1,932)

Cash dividends                                                                    (1,234)                      (1,234)
                                   -------     ------                          ----------       -------     ----------

Balance September 30, 1998        $  3,864     $  385                          $  30,794        $   694     $  35,737
                                  ========     ======                          =========        =======     =========




   ---------------------------

(1) There were no reclassification adjustments for the nine months ended September 30, 1998.



   The Company's notes are an integral part of the consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          1998                1997
                                                                          ----                ----
Cash flows from operating activities:
     Net income                                                       $    4,724           $    3,731
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Depreciation                                                        718                  635
         Amortization of goodwill                                            206                  206
         Provision for loan losses                                           425                  165
         Accretion of discounts and amortization of
              premiums on investment securities, net                         (33)                 (72)
         Net realized (gain) loss on securities                               --                    7
         Proceeds from sale of loans                                     346,981              187,115
         Origination of loans held for sale                             (370,000)            (198,321)
         Change in other assets and liabilities:
             Accrued interest receivable                                     (22)                 221
             Other assets                                                     20                 (541)
             Accrued interest payable                                        124                  127
             Other liabilities                                             1,005                  194
                                                                      ----------           ----------
         Net cash (used in) operating activities                         (15,852)              (6,533)
                                                                      ----------           ----------

Cash flows from investing activities:
     Proceeds from maturities of investments
         held to maturity                                                 14,758               18,198
     Proceeds from sales and maturities of
         investments available for sale                                    9,113                5,577
     Purchase of investment securities                                    (2,573)              (2,250)
     Purchase of investments available for sale                          (13,303)              (8,942)
     Net decrease (increase) in customer loans                            (5,496)             (14,817)
     Purchase of corporate premises and equipment                           (599)              (1,049)
     Proceeds from sale of corporate premises and equipment                   --                  170
     Purchase of Federal Home Loan Bank stock                               (644)                (205)
                                                                      ----------           ----------
         Net cash provided by (used in) investing activities               1,256               (3,318)
                                                                      ----------           ----------

Cash flows from financing activities:
     Net increase in demand, interest-bearing
         demand and savings deposits                                       8,613                7,178
     Net increase in time deposits                                         6,268                5,809
     Net increase in other borrowings                                      2,734                   15
     Proceeds from exercise of stock options                                 283                   --
     Repurchase of common stock                                               --               (4,331)
     Cash dividends                                                       (1,234)              (1,026)
                                                                      ----------           ----------
         Net cash provided by financing activities                        16,664                7,645
                                                                      ----------           ----------

Net increase (decrease) in cash and cash equivalents                       2,068               (2,206)
Cash and cash equivalents at beginning of period                           8,871                8,799
                                                                      ----------           ----------
Cash and cash equivalents at end of period                            $   10,939           $    6,593
                                                                      ==========           ==========

Supplemental disclosure
     Interest paid                                                    $    7,118           $    5,801
     Income taxes paid                                                $    2,005           $    1,103

The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-K for the year ended December 31, 1997. Certain previously reported amounts have been reclassified to agree with the current presentation.
       The consolidated financial statements include the accounts of the Company and its subsidiary, with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

       On June 16, 1998, the Company declared a 100% stock dividend in the form of a two-for-one stock split. All the financial data included in this Form 10-Q has been retroactively restated to reflect the effect of the stock split.
       Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,929,414 and 3,841,174 for the three months ended September 30, 1998 and 1997, respectively, and 3,917,936 and 3,984,428 for the nine months ended September 30, 1998 and 1997, respectively.

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

Overview

         Net income increased 25% to $1,673,000 for the three months ended September 30, 1998 compared to $1,334,000 for the same period of 1997. Earnings per share was $.43 for the three month period, up 23% from $.35 per share for the three months ended September 30, 1997. Net income for the first nine months ended September 30, 1998 increased 27% to $4,724,000 compared to $3,731,000 for the same period of 1997. Earnings per share were $1.21 for the nine month period, up 29% from $.94 per share for the nine months ended September 30, 1997.

         Profitability, as measured by the Company's annualized return on average assets (ROA), increased to 2.19% for the three months ended September 30, 1998, up from 2.03% for the same period of 1997. For the first nine months of 1998, ROA increased to 2.10%, up from 1.94% for the first nine months of 1997. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended September 30, 1998 was 19.10%, compared to 17.84% for the three months ended September 30, 1997. For the first nine months of 1998, ROE was 18.63% compared to 16.14% for the first nine months of 1997.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended September 30, 1998 was $3.2 million, an increase of $285,000, or 9.6%, from $2.9 million for the three months ended September 30, 1997. Net interest income for the nine months ended September 30, 1998 was $9.7 million, an increase of $1,013,000, or 11.71%, from $8.7 million for the nine months ended September 30, 1997. The increase in net interest income is a result of an increase in the average balance of interest earning assets. For the three months ended September 30, 1998 the average balance of interest earning assets increased to $288.1 million from $246.1 million for the same period in 1997. For the nine months ended September 30, 1998 the average balance of interest earning assets increased to $281.7 million from $240.1 million for the same period in 1997. The increase in average earning assets is a result of an increase in the average balance of loans held in Citizens and Farmers Bank's ("the Bank") loan portfolio and an increase in the average balance of loans held for sale by C&F Mortgage Corporation (a wholly owned subsidiary of Citizens and Farmers Bank). For the three months ended September 30, 1998 loans held in the Bank's loan portfolio increased 11% from the comparable period in 1997 and the average balance of loans held for sale by C&F Mortgage Corporation increased 83% from the comparable period in 1997. For the nine months ended September 30, 1998 loans held in the Bank's loan portfolio increased 13% from the comparable period of 1997 while the balance of loans held for sale by C&F Mortgage Corporation increased 119% from the comparable period in 1997.

         The increase in loans at the Bank is a result of increased loan demand. The increase in loans held for sale is a result of increased production at C&F Mortgage Corporation. Loan closings at C&F Mortgage Corporation increased to $133,237,000 and $370,000,000 for the three and nine months ended September 30, 1998, respectively, compared to $85,806,000 and $199,370,000 for the three and nine months ended September 30, 1997, respectively. The increase in production at C&F Mortgage is a result of overall growth and an increase in refinancings attributed to the lower interest rate environment.

         The increase in the average balance of interest earning assets was offset by a decrease in the Company's interest rate spread on a taxable equivalent basis to 4.02% for the three months ended September 30, 1998 from 4.38% for the same period in 1997, and a decrease in the Company's net interest margin on a taxable equivalent basis to 4.93% for the three months ended September 30, 1998 from 5.23% for the same period in 1997. The interest rate spread on a taxable equivalent basis for the nine months ended September 30, 1998 decreased to 4.14% from 4.45% for the same period in 1997 and the net interest margin on a taxable equivalent basis decreased to 5.01% from 5.26% for the nine month period ended September 30, 1998 compared to the same period in 1997. The decrease in the net interest margin is a result of a decrease in the yield on interest earning assets to 8.41% for the third quarter of 1998 from 8.56% for the same period in 1997 and an increase in the cost of funds to 4.39% for the three months ended September 30, 1998 compared to 4.18% for the same period in 1997. For the nine months ended September 30, 1998, the yield on interest earning assets decreased to 8.44% from 8.55% for the same period in 1997 and the cost of funds increased to 4.30% for the nine months ended September 30, 1998 from 4.10% for the same period in 1997. The decrease in the yield on interest earning assets is a result of the overall lower interest rate environment and the increase in the average balance of loans held for sale which has a lower yield than the Bank's loan portfolio. The increase in the cost of funds is mainly attributed to increased borrowings from the Federal Home Loan Bank ("FHLB") to fund loans originated and subsequently sold by C&F Mortgage.

Non-Interest Income

         Other operating income increased $1,145,000, or 58%, to $3,125,000 for the third quarter of 1998 from $1,980,000 for the third quarter of 1997. Other operating income increased $3,559,000, or 78%, to $8,104,000 for the first nine months of 1998 from $4,545,000 for the first nine months of 1997. The increase in other income is mainly attributed to an increase in gain on sale of loans resulting from increased production at C&F Mortgage Corporation.

Non-Interest Expense

         Other operating expenses increased $788,000, or 26%, to $3,838,000 for the third quarter of 1998 from $3,050,000 for the third quarter of 1997. Other operating expenses increased $2,656,000, or 32%, to $10,845,000 for the first nine months of 1998 from $8,189,000 for the first nine months of 1997. The increase in other expenses is mainly attributed to increases in salaries and employee benefits due to increased production at C&F Mortgage Corporation.

Year 2000 Issue

         The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The mainframe processing systems and related communication networks include various software packages licensed to the Bank by outside vendors. All of these systems are vulnerable to the Year 2000 issue.

         In 1997, the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. Based on this assessment, the Bank's mainframe hardware and banking software are currently Year 2000 compliant. However, testing is required to confirm this. Testing began this quarter and will continue through the fourth quarter of 1998. For certain other systems, the Company has determined that it will have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. For systems that the Company relies on third party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Year 2000 compliant.

         The Company has also initiated formal communications with all significant loan and deposit customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. The Company believes that exposure to customers not being Year 2000 compliant is minimal.

         The Company plans to complete the majority of the Year 2000 project by March 31, 1999. To date, the Company has expensed $150,000 related to the assessment of and efforts in connection with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Company's consolidated financial statements.

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

Income Taxes

         Income tax expense for the three months ended September 30, 1998 amounted to $687,000, resulting in an effective tax rate of 29.1% compared to $484,000, or 26.6%, for the three months ended September 30, 1997. Income tax expense for the nine months ended September 30, 1998 amounted to $1,802,000, resulting in an effective tax rate of 27.6% compared to $1,139,000, or 23.4%, for the nine months ended September 30, 1997. The increase in the effective tax rate for the quarter and for the year is a result of the increase in earnings subject to a 34% tax rate versus earnings subject to no taxes such as certain loans to municipalities or investment obligations of state and political subdivisions.

Asset Quality-Allowance /Provision For Loan Losses

         The Company had $425,000 in provision expense for the first nine months of 1998 compared to $165,000 for the same period in 1997. Loans charged off amounted to $61,000 and $11,000 for the nine months ended September 30, 1998 and 1997, respectively. Recoveries amounted to $25,000 and $4,000 for the nine months ended September 30, 1998 and 1997, respectively. The ratio of net charge-offs to average outstanding loans was .02% for the nine months ended September 30, 1998. The allowance for loan losses was $2.6 million at September 30, 1998 and $2.2 million at December 31, 1997. The allowance approximates 1.6% and 1.4% of total loans outstanding at September 30, 1998 and December 31, 1997, respectively. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible.

Nonperforming Assets

         Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned was $470,000 at September 30, 1998, a decrease of $471,000 from December 31, 1997. This decrease is mainly a result of a decrease in the balance of other real estate owned. The balance in other real estate owned consisted of one piece of property which was sold in the second quarter of 1998.

FINANCIAL CONDITION

Summary

         At September 30, 1998, the Company had total assets of $300.8 million compared to $278.1 million at December 31, 1997.

Loans

         At September 30, 1998, loans held for sale amounted to $47.5 million, a 94% increase over the $24.5 million held at December 31, 1997. This increase is a result of increased loan production at C&F Mortgage Corporation. At September 30, 1998, the Bank's loans net of unearned income and reserve for loan losses, totaled $159.8 million, an increase of 3% over the 1997 year-end total of $154.7 million.
         The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                                September 30, 1998                     December 31, 1997
                                                                     (Dollars in Thousands)
                                            Amount                Percent           Amount             Percent
                                            ------                -------           ------             -------

Real estate - mortgage                  $      87,636              54.0%          $    88,974           56.7%
Real estate - construction                      4,883               3.0                 4,454            2.8
Commercial, financial and
   agricultural                                52,471              32.3                48,737           31.1
Equity lines                                    8,189               5.0                 7,131            4.5
Consumer                                        9,261               5.7                 7,683            4.9
                                        -------------             -----           -----------          -----
Total loans                                   162,440             100.0%              156,979          100.0%
                                                                  =====                                =====
Less unearned discount                             (1)                                     (1)
Less allowance for possible
     loan losses                               (2,623)                                 (2,233)
                                        -------------                             -----------
Total loans, net                        $     159,816                             $   154,745
                                        =============                             ===========

Investment Securities

         At September 30, 1998, total investment securities were $68.0 million compared to $75.7 million for December 31, 1997. Securities of U.S. Government agencies and corporations represent 30.3% of the total securities portfolio, obligations of state and political subdivisions were 58.2%, U.S. Treasury securities were 4.4%, and preferred stocks were 7.1% at September 30, 1998. The decrease in investment securities is a result of securities being called due in the lower interest rate environment.

Deposits

         Deposits totaled $246.4 million at September 30, 1998 compared to $231.5 at December 31, 1997. Non-interest bearing deposits totaled $46.0 million at September 30, 1998 compared to $35.3 million at December 31, 1997.

Liquidity

         At September 30, 1998, cash, securities classified as available for sale and interest-bearing deposits were 14.1% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

         Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.

Capital Resources

      The Company's capital position continues to exceed regulatory requirements. The Company's Tier I capital ratio was 13.5% at September 30, 1998 compared to 14.1% at December 31, 1997. The total risk-based capital ratio was 14.6% at September 30, 1998 compared to 15.2% at December 31, 1997. These ratios are in excess of the mandated minimum requirements.

      Shareholders' equity was $35.7 million at the end of the third quarter of 1998 compared to $31.8 million at December 31, 1997. The leverage ratio consists of Tier I capital divided by average assets. At September 30, 1998, the Company's leverage ratio was 11.0% compared to 11.4% at December 31, 1997. Each of these exceeds the required minimum leverage ratio of 3%.

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

      In June 1998, FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. The standard also allows securities classified as held-to-maturity to be transferred to the available-for-sale category at the date of initial application of this standard. FAS 133 is effective for all fiscal quarters of years beginning after June 15, 1999. Management is currently reviewing this statement to determine the impact, if any, it will have since the Company currently has no derivative instruments.

Effects of Inflation

      The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price level indices. Impacts of inflation on interest rates, loan demands, and deposits are reflected in the consolidated financial statements.

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



                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)




Date       November 10, 1998             /s/ Larry G. Dillon
     ----------------------------        ----------------------------------
                                         Larry G. Dillon, President
                                         and Chief Executive Officer



Date       November 10, 1998             /s/ Thomas F. Cherry
     ----------------------------        ----------------------------------
                                         Thomas F. Cherry, Chief
                                         Accounting Officer