Form 10-K
period 1998-12-31
C & F FINANCIAL CORP
filed 1999-03-08
CIK 913341

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1998
                          ----------------------------------------------
                                     or

(   ) TRANSITION REPORT PURSUANT TO SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934

For the transition period from ______________   to  ___________________

Commission file number                000-23423
                      --------------------------------------------
                            C&F FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Virginia                                             54-1680165
State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization                              Identification No.)

 Eighth and Main Streets, West Point, VA                           23181
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (804) 843-2360

Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock $1.00 Par
                                (Title of class)

      Indicate  by check  mark  whether  the  registrant  (1) has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.( X )Yes(   ) No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $59,757,000 as of March 3, 1999.

      The number of shares outstanding of the registrant's common stock, $1.00 par value was 3,731,888 at March 3, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-K                                 Incorporated Document
---------------------                                 ---------------------

PART II
-------
Item 5 -  Market for Registrants Common                The Company's 1998 Annual Report to
          Equity and Related Stockholder               Shareholders for fiscal years ended
          Matters                                      December 31, 1998, Quarterly Condensed Statements of
                                                       Income-Unaudited, page 43, and
                                                       Investor Information, page 45.

Item 6 -  Selected Financial Data                      The Company's 1998 Annual Report to Shareholders for
                                                       fiscal years ended December 31, 1998, Five Year Financial
                                                       Summary, page 10.

Item 7 -  Management's Discussion and                  The Company's 1998 Annual Report to Shareholders
          Analysis of Financial Conditions             for the fiscal years ended December 31, 1998,
          and Results of Operations                    Management's Discussion and Analysis of Financial
                                                       Condition and Results of Operations, pages 9 through 23.

Item 7a - Quantitative and Qualitative Disclosures     The Company's 1998 Annual Report to Shareholders for
          about Market Risk                            for the fiscal years ended December 31, 1998, Market
                                                       Risk Management, pages 13 through 15.

Item 8  - Financial Statements and                     The  Company's  1998  Annual  Report  to Shareholders
          Supplementary Data                           for fiscal years ended December 31, 1998, Consolidated
                                                       Financial Statements, Notes to Consolidated Financial
                                                       Statements, and Independent Auditors' Report,
                                                       pages 24 through 44.


PART III

Item 10 - Directors and Executive                     The Company's 1998 Proxy  Statement, Election
          Officers of the Registrant                  of  Directors, pages 2 through 3.


Item 11 - Executive Compensation                      The Company's 1999 Proxy Statement, Executive
                                                      Compensation, pages 5 through 6.


Item 12 - Security Ownership of Certain               The Company's 1999 Proxy Statement, Principal Holders
                                                      Beneficial Owners and Management of Capital Stock, page 2.


Item 13 - Certain Relationships and                  The Company's 1999 Proxy Statement, Interest of
          Related Transactions                       Management in Certain Transactions, pages 4 through 5.


                              TABLE OF CONTENTS



PART 1

ITEM 1.  BUSINESS....................................................page 1

ITEM 2.  PROPERTIES..................................................page 2

ITEM 3.  LEGAL PROCEEDINGS...........................................page 3

ITEM 4.  SUBMISSION OF MATTERS
           TO A VOTE OF SECURITY HOLDERS.............................page 3

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...........................page 4

ITEM 6.  SELECTED FINANCIAL DATA.....................................page 4

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION..............page 4

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..page 4

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................page 4

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE....................page 4

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
            OF THE REGISTRANT........................................page 5

ITEM 11. EXECUTIVE COMPENSATION......................................page 5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.....................................page 6

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..............................................page 6

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K............................page 7

PART  I




Item 1. BUSINESS


General

     C&F Financial Corporation (the "Company") is a bank holding company which was incorporated under the laws of the Commonwealth of Virginia in March, 1994. The Company owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the "Bank"), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank has a total of nine branches including the main office. The Bank has its main office at Eighth and Main Streets, West Point, Virginia, and has branch offices in the locations of Norge, Middlesex, Providence Forge, Quinton, Tappahannock, Varina, Williamsburg and West Point (two branches). The Bank was originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927.

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

     The Bank has three wholly-owned subsidiaries, C&F Title Agency, Inc., C&F Investment Services, Inc., and C&F Mortgage Corporation, all incorporated under the laws of the Commonwealth of Virginia. C&F Title Agency, Inc. sells title insurance to the mortgage loan customers of the Company. C&F Investment Services, Inc., organized April, 1995, is a full-service brokerage firm offering a comprehensive range of investment options including stocks, bonds, annuities and mutual funds. C&F Mortgage Corporation, organized in September, 1995, originates and sells residential mortgages. See Note 16 to the Consolidated Financial Statements for summarized financial information by business segment.

     C&F Mortgage Corporation provides mortgage services through six locations in Virginia and two in Maryland. The Virginia offices are in Richmond (two locations), Williamsburg, Newport News, Charlottesville, and Chester. The Maryland offices are in Crofton and Bel Aire.

     As of December 31, 1998, a total of 230 persons were employed by the Company, of whom 17 were part-time. The Company considers relations with its employees to be excellent.

Competition

      The Bank is subject to competition from various financial institutions and other companies or firms that offer financial services. The Bank's principal competition in its market area consists of all the major statewide banks. The Bank also competes for deposits with savings associations, credit unions and money-market funds. In making loans, the Bank competes with consumer finance companies, credit unions, leasing companies and other lenders.

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

      The Company owns the headquarters located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Citizens and Farmers Bank main office branch and office space for the Company's administrative personnel.

      The Company also owns a building located at Seventh and Main Streets in West Point, Virginia. The building provides space for Citizens and Farmers Bank operations functions and staff. The building was originally constructed prior to 1935 and remodeled by the Company in 1991. The two-story building has 20,000 square feet.

      Citizens and Farmers Bank owns eight other branch locations in Virginia. Also, the Bank owns several lots in West Point, Virginia, and one other lot in New Kent County, Virginia.

      C&F Mortgage Corporation has eight leased offices, six in Virginia and two in Maryland. Rental expense for these locations totaled $297,000 for the year ended December 31, 1998.

      All of the Company's properties are in good operating condition and are adequate for the Company's present and anticipated future needs.

ITEM 3.LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The information contained on pages 43 and 45 of the 1998 Annual Report to
Shareholders, which is attached hereto as Exhibit 13, under the captions, "Note 18: Quarterly Condensed Statements of Income - Unaudited" and "Investor Information" is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
     The information contained on page 10 of the 1998 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Five Year Financial Summary" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
      The information contained on pages 9 through 23 of the 1998 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operation", is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information contained on pages 13 through 15 of the 1998 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operation," is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information contained on pages 24 through 44 of the 1998 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the captions, "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", and "Independent Auditors' Report", is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by Item 10 with respect to the Directors of the Registrant is contained on pages 2 through 3 of the 1999 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Election of Directors", is incorporated herein by reference.

     The information in the following table pertains to the executive officers of the Company.

                   Executive Officers of C&F Financial Corporation

   Name (Age)                Business Experience                        Number of Shares Beneficially
Present Position            During Past Five Years                       Owned as of March 3, 1999
------------------------   ------------------------------              -------------------------------
Larry G. Dillon (46)     President of the Bank since 1989;                         44,336 (1)
Chairman, President and  Senior Vice President of the Bank
Chief Executive Officer  prior to 1989

Gari B. Sullivan (61)    Senior Vice President of the Bank since 1990;             10,944 (1)
Secretary                Vice President of the Bank from 1989 to 1990;
                         President of the Middlesex Region of First
                         Virginia Bank prior to 1989

Brad E. Schwartz (36)    Promoted to Senior Vice President of the Bank             13,106 (1)
Chief Operating Officer  in December 1997.  Vice President of the Bank
                         from 1991 to December 1997; Administrative Officer of
                         the Bank from 1989 to 1991; Senior Financial
                         Institutions Examiner with the Bureau of Financial
                         Institutions of the Virginia State Corporation
                         Commission prior to 1989

Thomas F. Cherry (30)    Promoted to Senior Vice President of the Bank in           1,667 (1)
Chief Financial Officer  December 1998.   Vice President of the Bank from
                         December 1996 to December 1998. Manager  with  Price
                         Waterhouse, LLP in Norfolk, prior to December 1996.


(1)Includes exercisable options of 16,602, 8,202, 12,202 and 1,467 held by Messrs. Dillon, Sullivan, Schwartz, and Cherry, respectively.


ITEM 11. EXECUTIVE COMPENSATION

     The information contained on pages 5 through 6 of the 1999 Proxy Statement,
which  is  attached  hereto  as  Exhibit  99,  under  the  caption,   "Executive
Compensation", is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP ON CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information contained on page 2 of the 1999 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Principal Holders of Capital Stock", is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained on pages 4 through 5 of the 1999 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Interest of Management In Certain Transactions", is incorporated herein by reference.

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

           Exhibit No. 13: C&F Financial Corporation 1998 Annual Report to
              Shareholders

           Exhibit No. 21: Subsidiaries of the Registrant

              Citizens and Farmers Bank, incorporated in the Commonwealth of Virginia (100% owned)

           Exhibit No. 23: Consents of experts and counsel

              23.1 Consent of Yount, Hyde & Barbour, P.C.
              23.2 Consent of Deloitte & Touche LLP

           Exhibit No. 27: Financial Data Schedule

           Exhibit No. 99: Additional Exhibits

              99.1 C&F Financial Corporation 1999 Annual Meeting Proxy Statement
              99.2 Independent Auditors Report of Deloitte & Touche LLP for 1996

   14 (b)  Reports on Form 8-K filed in the fourth quarter of 1998:
           None.

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

   14 (d) Financial Statements Excluded from Annual Report to Shareholders pursuant to Rule 14a3(b).
           Not applicable.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C&F Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                          C&F FINANCIAL CORPORATION





/s/ Larry G. Dillon                                   /s/ Thomas F. Cherry
--------------------                                  --------------------------
Larry G. Dillon                                       Thomas F. Cherry
Chairman, President and Chief Executive Officer       Senior Vice President and
                                                      Chief Financial Officer

Date: March 3, 1999                                   Date: March 3, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ J. P. Causey Jr.                                        Date: March 3, 1999
--------------------------
J. P. Causey Jr., Director


/s/ James H. Hudson III                                     Date: March 3, 1999
------------------------------
James H. Hudson, III, Director


/s/ Larry G. Dillon                                         Date: March 3, 1999
-------------------------
Larry G. Dillon, Director


/s/ William E. O'Connell Jr.                                Date: March 3, 1999
-----------------------------------
William E. O'Connell, Jr., Director


/s/ Sture G. Olsson,                                        Date: March 3, 1999
------------------------------
Sture G. Olsson, Director