Form 10-Q
period 1999-03-31
C & F FINANCIAL CORP
filed 1999-05-13
CIK 913341

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)                          FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________________________to__________________

Commission file number     000-23423

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,646,976 as of May 12, 1999.

                               TABLE OF CONTENTS



Part I - Financial Information
                                                                            Page

Item 1.     Financial Statements

         Consolidated Balance Sheets -
            March 31, 1999 and December 31, 1998..............................1

         Consolidated Statements of Income -
            Three months ended March 31, 1999 and 1998........................2

         Consolidated Statements of Shareholders' Equity
            Three months ended March 31, 1999 and 1998 .......................3

         Consolidated Statements of Cash Flows -
            Three months ended March 31, 1999 and 1998........................5

         Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis ................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........13


Part II - Other Information

Item 1.  Legal Proceedings ..................................................14

Item 2.  Changes in Securities ..............................................14

Item 3.  Defaults Upon Senior Securities.....................................14

Item 4.  Submission of Matters to a Vote of Security Holders ................14

Item 5.  Other Information ..................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



ASSETS                                                March 31, 1999     December 31, 1998
------                                                --------------     -----------------
                                                        (Unaudited)


Cash and due from banks                                  $  9,460             $  8,140
Interest -bearing deposits in other banks                  27,598                  333
                                                         --------             --------
    Total cash and cash equivalents                        37,058                8,473
Available for sale securities at fair value, amortized
 cost of $20,699 and $21,481, respectively                 20,752               21,888
Held to maturity securities at amortized cost,
   fair value of $39,880 and $40,865,
   respectively                                            37,984               38,810
Loans held for sale, net                                   26,565               66,993
Loans, net                                                171,495              169,918
Federal Home Loan Bank stock                                1,706                1,706
Corporate premises and equipment,
      net of accumulated depreciation                       6,612                6,466
Accrued interest receivable                                 1,741                2,374
Other assets                                                4,353                4,235
                                                         --------             --------
    Total assets                                         $308,266             $320,863
                                                         ========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits
  Non-interest-bearing demand deposits                   $ 42,223             $ 40,908
  Savings and interest-bearing demand deposits            107,133              101,631
  Time deposits                                           108,531              109,134
                                                         --------             --------
    Total deposits                                        257,887              251,673
Borrowings                                                 11,791               24,661
Accrued interest payable                                      713                  598
Other liabilities                                           4,446                7,284
                                                         --------             --------
    Total liabilities                                     274,837              284,216
                                                         --------             --------

Shareholders' Equity
  Preferred stock ($1.00 par value,
     3,000,000 shares authorized)                              --                   --
  Common stock ($1.00 par value, 8,000,000
     shares authorized, 3,633,688 and 3,866,888
     shares issued and outstanding at March 31,
     1999 and December 31, 1998, respectively)              3,634                3,867
  Additional paid-in capital                                    8                  476
  Retained earnings                                        29,466               31,739
  Accumulated other comprehensive,
    net of tax of $165 and $291, respectively                 321                  565
                                                         --------             --------
    Total shareholders' equity                             33,429               36,647
                                                         --------             --------

    Total liabilities and
    shareholders' equity                                 $308,266             $320,863
                                                         ========             ========



The Company's notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (In thousands of dollars, except for per share amounts)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------

Interest Income                                                     1999              1998
                                                                    ----              ----

   Interest and fees on loans                                 $    5,004          $    4,006
   Interest on other market investments                              230                  10
   Interest on investment securities
      U.S. Treasury Securities                                        49                  49
      U.S. Government agencies and corporations                      163                 637
      Tax-exempt obligations of states and political
          subdivisions                                               529                 508
      Corporate bonds and other                                      115                 104
                                                              ----------          ----------
      Total interest income                                        6,090               5,314

Interest Expense
   Savings and interest-bearing deposits                             699                 683
   Certificates of deposit, $100,000 or more                         222                 200
   Other time deposits                                             1,137               1,110
   Short-term borrowings and other                                   182                 196
                                                              ----------          ----------
      Total interest expense                                       2,240               2,189
                                                              ----------          ----------

Net interest income                                                3,850               3,125

Provision for loan losses                                            175                  75
                                                              ----------          ----------

Net interest income after provision for loan losses                3,675               3,050

Other Operating Income
   Gain on sale of loans                                           2,164               1,277
   Service charges on deposit accounts                               269                 261
   Other service charges and fees                                    485                 365
   Other income                                                      260                 236
                                                              ----------          ----------
      Total other operating income                                 3,178               2,139

Other Operating Expenses
   Salaries and employee benefits                                  2,260               1,797
   Occupancy expenses                                                476                 490
   Goodwill amortization                                              69                  69
   Other expenses                                                  1,003                 880
                                                              ----------          ----------
      Total other operating expenses                               3,808               3,236
                                                              ----------          ----------


Income before income taxes                                         3,045               1,953
Income tax expense                                                   899                 518
                                                              ----------          ----------
Net Income                                                    $    2,146          $    1,435
                                                              ==========          ==========


Per Share Data
Net Income - assuming dilution                                $      .56          $      .37
Cash Dividends Paid and Declared                              $      .12          $      .10
Weighted average number of shares and
   common stock equivalents outstanding                        3,861,910           3,894,892


The Company's notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (Amounts in thousands of dollars)




                                                                               Accumulated
                                        Additional                               Other
                              Common      Paid-In  Comprehensive   Retained   Comprehensive
                               Stock      Capital      Income      Earnings       Income        Total
                              -------   ---------- -------------   --------   -------------     ------



  Balance January 1, 1998     $  1,916     $   118                 $  29,236      $   530     $  31,800

  Comprehensive Income
   Net income                                          $1,435          1,435                      1,435
   Other comprehensive
     income, net of tax
      Unrealized gain on
      securities, net of
      reclassification
      adjustment(1)                                      (100)                       (100)         (100)
                                                       -------


  Comprehensive income                                 $1,335
                                                       ======

  Stock options exercised           11         176                                                  187

  Cash dividends                                                        (385)                      (385)
                              ---------     -------                ---------      --------    ---------
  Balance March 31, 1998      $  1,927     $   294                 $  30,286      $   430     $  32,937
                              =========     =======                =========      ========    =========

--------------------
(1)There were no reclassification adjustments for the three months ended March 31, 1998.






The Company's notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (Amounts in thousands of dollars)




                                                                                Accumulated
                                           Additional                             Other
                               Common       Paid-In   Comprehensive  Retained  Comprehensive
                               Stock        Capital      Income      Earnings     Income      Total
                              --------     ----------  -------------  -------  -------------  -----



  Balance January 1, 1999     $  3,867       $   476              $  31,739   $   565     $  36,647

  Comprehensive Income
   Net income                                           $2,146        2,146                   2,146
   Other comprehensive
     income, net of tax
      Unrealized gain on
      securities, net of
      reclassification
      adjustment(1)                                       (244)                  (244)         (244)
                                                        --------
  Comprehensive income                                  $1,902
                                                        ========

  Stock options exercised            2            14                                             16

  Repurchase of
   common stock                   (235)         (482)                (3,971)                 (4,688)

  Cash dividends                                                       (448)                   (448)
                              ---------     --------              ----------  ------      -----------
  Balance March 31, 1999      $  3,634       $     8              $  29,466   $   321     $  33,429
                              =========     ========              ==========  ======      ===========




----------------------------

(1)There were no reclassification adjustments for the three months ended March 31, 1999.




The Company's notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS ON CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                       1999               1998
                                                                       ----               -----

Cash flows from operating activities:
   Net income                                                      $   2,146              $1,435
   Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation                                                       224                 248
      Amortization of goodwill                                            69                  69
      Provision for loan losses                                          175                  75
      Accretion of discounts and amortization of
         premiums on investment securities, net                          (12)                (10)
   Proceeds from sale of loans                                       156,892              85,144
      Origination of loans held for sale                            (116,464)           (104,092)
      Change in other assets and liabilities:
      Accrued interest receivable                                        633                 (73)
      Other assets                                                      (120)               (249)
        Accrued interest payable                                         115                 103
        Other liabilities                                             (2,779)                774
                                                                   ---------           ---------
      Net cash provided by (used in) operating activities             40,879             (16,576)
                                                                   ---------           ---------


Cash flows from investing activities:
   Proceeds from maturities of investments
      held to maturity                                                   819               3,306
   Proceeds from sales and maturities of
      investments available for sale                                   9,685               3,000
   Purchase of investment securities                                      --              (1,954)
   Purchase of investments available for sale                         (8,900)            (10,354)
   Net increase in customer loans                                     (1,752)             (3,149)
   Purchase of corporate premises and equipment                         (370)               (210)
   Purchase of Federal Home Loan Bank stock                               --                (291)
                                                                   ---------           ---------
      Net cash used in investing activities                             (518)             (9,652)
                                                                   ---------           ---------

Cash flows from financing activities:
   Net increase in demand,
      interest-bearing demand and savings deposits                     8,215               4,377
   Net (increase) decrease in time deposits                           (2,001)              1,988
   Net (increase) decrease in other borrowings                       (12,870)             17,971
   Repurchase of common stock                                         (4,688)                 --
   Proceeds from exercise of stock options                                16                 187
   Cash dividends                                                       (448)               (385)
                                                                   ---------           ---------
   Net cash provided by (used in) financing activities               (11,776)             24,138
                                                                   ---------           ---------


Net increase (decrease) in cash and cash equivalents                  28,585              (2,090)
Cash and cash equivalents at beginning of period                       8,473               8,871
                                                                   ---------           ---------
Cash and cash equivalents at end of period                         $  37,058           $   6,781
                                                                   =========           =========


Supplemental disclosure
   Interest paid                                                   $   2,125           $   2,086
   Income taxes paid                                               $      84           $      79


The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-K for the year ended December 31, 1998.
     The consolidated financial statements include the accounts of C&F Financial Corporation ("the Company") and its subsidiary, Citizens and Farmers Bank ("the Bank"), with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

     Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,861,910 and 3,894,892 for the three months ended March 31, 1999 and 1998, respectively.

Note 3

     During March of 1999 the Company repurchased 235,000 shares of its common stock from six shareholders at prices between $19.88 and $20.00 per share in privately negotiated transactions.

Note 4

     During April of 1999 Citizens and Farmers Bank announced that it has signed a contract to purchase a piece of land in Williamsburg, Virginia. The site will house the Bank's tenth office, the third in the James City County/Williamsburg market. The Bank plans to open this office by late 1999.

     Also, the Company announced the formation of a bank in Hanover County which will be operated as a division of Citizens and Farmers Bank. The first branch will be located in the Mechanicsville area of Hanover County. Two to three additional locations are anticipated in the next two to three years. This Hanover bank will have a President and a local board of directors with local decision making responsibilities.

Note 5

     The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended March 31, 1999 and 1998.


                                            Period Ended March 31, 1999
                                    Retail         Mortgage
                                    Banking        Banking        Other       Eliminations  Consolidated
                                   --------      ---------      --------      ------------  ------------

Revenues:
Interest income                     $  5,927      $    578      $     --      $   (415)      $  6,090
Gain on sale of loans                     --         2,164            --            --          2,164
Other                                    441           394           179            --          1,014
                                    --------      ---------     --------      ---------      --------
Total operating income                 6,367         3,136           179          (415)         9,267
                                    --------      ---------     --------      ---------      --------
Expenses:
Interest expense                       2,240           415            --          (415)         2,240
Salaries and employee benefits         1,152         1,039            69            --
                                                                                                2,260
Other                                  1,025           662            36            --          1,723
                                   ---------     ---------     --------      ---------        --------
Total operating expenses               4,417         2,116           105          (415)         6,223
                                   ---------     ---------     --------      ---------        --------
Income before income taxes             1,951         1,020            74            --          3,045
                                   ---------     ---------     --------      ---------       --------

Total assets                         305,814        26,150            44       (23,742)       308,266
Capital expenditures                $    300      $     70      $     --      $     --       $    370





                                                   Period Ended March 31, 1998
                                     Retail        Mortgage
                                     Banking       Banking        Other      Eliminations   Consolidated
                                    --------      ---------     --------     ------------   ------------

Revenues:
Interest income                     $  5,254      $    408     $      --      $   (348)      $  5,314
Gain on sale of loans                     --         1,277            --            --          1,277
Other                                    404           301           157            --            862
                                    --------      ---------     --------      ---------       --------
Total operating income                 5,658         1,986           157          (348)         7,453
                                    --------      ---------     --------      ---------       --------
Expenses:
Interest expense                       2,189           348            --          (348)         2,189
Salaries and employee benefits         1,081           663            53            --          1,797
                                    --------      ---------     --------      ---------       --------
Other                                    977           509            28            --          1,514
                                    --------      ---------     --------      ---------       --------
Total operating expenses               4,247         1,520            81          (348)         5,500
                                    --------      ---------     --------      ---------       --------
Income before income taxes             1,411           466            76            --          1,953
                                    --------      ---------     --------      ---------       --------

Total assets                         300,729        43,462            15       (39,747)       304,459
Capital expenditures                $    186      $     24      $     --      $     --       $    210





The retail banking segment provides the mortgage banking segment with the funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the daily FHLB advance rate plus 50 basis points. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the retail banking segment are not allocated to the mortgage banking and other segments.

ITEM 2. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
            RESULTS OF OPERATION

      The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of C&F Financial Corporation (the "Company"). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and supplemental financial data.

Overview

      Net income for the three months ended March 31, 1999 was $2,146,000 compared to $1,435,000 for the same period of 1998. Earnings per diluted share was $.56 for the three months ended March 31, 1999 compared to $.37 per diluted share for the same period of 1998. Included in earnings for the first quarter of 1999 is $370,000 in interest income (after taxes) resulting from the payoff of a non-accrual loan which has been on the Bank's books for the past several years. Excluding this interest income, both net income and earnings per share for the first quarter of 1999 increased 24% over the first quarter of 1998.
      As seen in the segment information in Note 5 to the Consolidated Financial Statements, the increase in income was mainly attributed to increased income at C&F Mortgage Corporation (Mortgage Banking), a wholly owned subsidiary of the Bank. Excluding the one-time interest income mentioned above, retail banking income was down slightly.
      Profitability, as measured by the Company's annualized return on average assets (ROA), increased to 2.32% for the three months ended March 31, 1999, up from 2.03% for the same period of 1998. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended March 31, 1999 was 23.75%, compared to 17.65% for the three months ended March 31, 1998. Excluding the one-time interest income mentioned above, ROA and ROE wsa 2.32% and 19.66%, respectively, for the three months ended March 31, 1999.

RESULTS OF OPERATIONS

Net Interest Income

      Net interest income for the three months ended March 31, 1999, excluding the one-time interest income of approximately $560,000 before taxes, was $3.3 million, an increase of $165,000, or 5%, from $3.1 million for the three months ended March 31, 1998. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $289.1 million for the three months ended March 31, 1999 compared to $264.3 million for the same period in 1998.
      The increase in average earning assets is a result of the increase in the average balance of loans and interest deposits in other banks offset by a decrease in the average balance of investment securities. The average balance of loans increased 15%. This was a result of an 11% increase in the average balance of loans held in the Bank's loan portfolio and a 41% increase in the average balance of loans held for sale by C&F Mortgage Corporation. The increase in the average balance of loans held in the Bank's loan portfolio is a result of the Bank's ongoing effort to increase its emphasis on commercial and consumer lending. The increase in the average balance of loans held for sale is a result of increased production at C&F Mortgage Corporation. Loan originations at C&F Mortgage Corporation increased to $116,464,000 for the quarter ended March 31, 1999 compared to $104,092,000 for the first quarter of 1998. The increase in production at C&F Mortgage is a result of overall growth and the lower interest rate environment.

      As a result of the lower interest rate environment experienced during 1998 and the first quarter of 1999, numerous investment securities have been called decreasing the average balance of the investment securities portfolio by 28%. The cash resulting from the decrease in the investment securities portfolio has been reinvested in loans when possible and in interest bearing deposit accounts in other institutions such as the Federal Home Loan Bank (FHLB). The average balance of interest bearing deposits in other banks has increased to $19,859,000 for the first quarter of 1999 compared to $638,000 for the first quarter of 1998. It is the Company's intention to invest these excess funds in loans when possible and other investment securities when yields become more attractive.
      The increase in the average balance of interest earning assets was offset by a decrease in the Company's interest rate spread on a taxable equivalent basis, excluding the one-time interest income mentioned above, to 4.11% for the three months ended March 31, 1999 from 4.33% for the same period in 1998, and a decrease in the Company's net interest margin on a taxable equivalent basis to 4.98% for the first three months of 1999 from 5.17% for the same period in 1998. The decrease in the interest margin is a result of a decrease in the yield on interest earning assets to 8.07% for the first quarter of 1999 from 8.48% for the same period in 1998. The decrease in the yield on interest earning assets is a result of the lower interest rate environment and excess funds being held in interest bearing deposits of other banks which has significantly lower yields than loans and investment securities.
      The decrease in the yield on interest earning assets is offset by a decrease in the cost of funds to 3.97% for the first quarter of 1999 from 4.15% for the same period in 1998. This decrease is a result of the overall lower interest rate environment.

Non-Interest Income

      Non-interest income increased $1,039,000, or 49%, for the three months ended March 31, 1999 from the same period of 1998. The majority of this increase was a result of a $887,000 increase in the gain on sale of loans due to the increase in volume of loans sold by C&F Mortgage Corporation. Loans sold during the first quarter of 1999 amounted to $156,892,000 compared to $85,144,000 for the first quarter of 1998.

Non-Interest Expense

      Non-interest expense increased $572,000, or 18%, for the three month period ended March 31, 1999 from the same period in 1998. This increase is mainly attributable to increased production at C&F Mortgage Corporation and the overall growth in the Company.

Year 2000 Issue

      The Y2K issue involves the risk that computer programs and computer systems may not be able to perform without interruption into the year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interst payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Company, its suppliers, and its borrowers to address the Y2K issue could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.
      In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. Based on this assessment, we believe the Company's mainframe hardware and banking software are currently Y2K compliant. However, testing is required to confirm this. Testing began in the first quarter of 1998 and will continue through the second quarter of 1999. For certain other systems, the Company has determined that it will have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. For systems that the Company relies on third-party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Y2K compliant.

      The Company has also initiated formal communications with all significant loan and deposit customers to determine the extent to which the Company is vulnerable to those third-parties' failure to remedy their own Y2K issue. The Company believes that exposure to customers' not being Y2K compliant is minimal.
      The Company plans to complete the majority of the Year 2000 project by June 30, 1999. To date, the Company has expensed $150,000 related to the assessment of and efforts in connection with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Company's consolidated financial statements.
      The Company continues to assess its risk from other environmental factors over which it has little direct control, such as electrical power supply, and voice and data transmission. Because of the nature of these external factors, the Company is not actively engaged in any repair, replacement, or testing efforts for these services. Based on its current assessments and remediation plans, which are based in part on certain representations of third-party services, the Company does not expect that it will experience a significant disruption of its operations as a result of the change in the new millennium. Although the Company has no reason to conclude that a failure will occur, the most likely worst-case Y2K scenario would entail a disruption or failure of the Company's power suppliers' or voice and data transmission suppliers' capability to provide power to data transmission services to a computer system or a facility. If such a failure were to occur, the Company would implement a contingency plan as described below. While it is impossible to quantify the impact of such a scenario, the most likely worst-case scenario would entail diminishment of service levels, some customer inconvenience, and additional, as yet not understood, costs associated with the implementation of the contingency plan.
      For the computer systems and facilities that it has determined to be most critical, the Company expects to complete development, testing, and adoption and testing of business contingency plans by June 30, 1999. These plans will conform to recently issued guidelines from the FFIEC on business contingency planning for Y2K readiness. Contingency plans will include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Y2K-related failure. While the Company will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Company will not be adversely affected in the event of a prolonged disruption or failure.
      Additionally, there can be no assurance that the FFIEC or other federal or state regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Company's Y2K project.
      The costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third-party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues, and similar uncertainties.

Income Taxes

      Applicable income taxes on earnings for the first three months of 1999 amounted to $899,000 resulting in an effective tax rate of 29.5% compared to $518,000, or 26.5%, for the same period in 1998. The increase in the effective tax rate is a result of the increase in earnings subject to a 34% tax rate versus earnings subject to no taxes such as certain loans to municipalities or investment obligations of state and political subdivisions.

Asset Quality-Allowance /Provision For Loan Losses

      The Company had $175,000 in provision expense for the first three months of 1999 compared to $75,000 for the same period in 1998. Loans charged off amounted to $300 for the three months ended March 31, 1999 and $35,000 for the same period of 1998. Recoveries amounted to $16,000 and $25,000 for the three months ended March 31, 1999 and 1998, respectively. The allowance for loan losses was $3.0 million and $2.8 million at March 31, 1999 and December 31, 1998, respectively. The allowance approximates 1.69% and 1.60% of total loans outstanding at March 31, 1999 and December 31, 1998, respectively. Management feels that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

      Total non-performing assets, which consist of the Company's non-accrual loans was $540,000 at March 31, 1999 compared to $463,000 at December 31, 1998.


FINANCIAL CONDITION

Summary

      At March 31, 1999, the Company had total assets of $308.3 million compared to $320.9 million at December 31, 1998.

Interest-Bearing Deposits in Other Banks

      At March 31, 1999, interest-bearing deposits in other banks amounted to $27,598,000 compared to $333,000 at December 31, 1998. This increase is a result of excess funds resulting from an approximate $40.4 million decrease in loans held for sale offset by an approximate $12.9 decrease in other borrowings.

Loan Portfolio

      At March 31, 1999, loans held for sale amounted to $26.6 million compared to $67.0 million at December 31, 1998. The decrease in the balance from December 31, 1998 is a result of a decrease in originations from $154,000,000 for the fourth quarter of 1998 to $116,000,000 for the first quarter of 1999. The decrease in originations for the first quarter of 1999 is a result of an increase in interest rates for the first quarter of 1999 as compared to the fourth quarter of 1998.

      The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:



                                       March 31, 1999                 December 31, 1998
                                                 (Dollars in Thousands)
                                   Amount         Percent          Amount          Percent
                                 --------        --------         --------        --------


Real estate - mortgage           $  84,269              48%       $  86,311             50%
Real estate - construction           3,893               2            5,359              3
Commercial, financial and

  agricultural                      67,055              39           62,885             36
Equity lines                         8,667               5            8,580              5
Consumer                            10,563               6            9,544              6
                                 ---------       ---------        ---------      ---------
Total loans                        174,447             100%         172,679            100%
                                                 =========                       =========
Less unearned discount                  (1)                              (1)
Less allowance for possible
   loan losses                      (2,951)                          (2,760)
                                 ---------                        ---------
Total loans, net                 $ 171,495                        $ 169,918
                                 =========                        =========




Investment Securities

      At March 31, 1999, total investment securities were $58,736,000 million compared to $60,698,000 at December 31, 1998. Securities of U.S. Government agencies and corporations represent 17% of the total securities portfolio, obligations of state and political subdivisions were 73%, U.S. Treasury securities were 2%, and preferred stocks were 8% at March 31, 1999.

Deposits

      Deposits totaled $257.9 million at March 31, 1999 compared to $251.7 at December 31, 1998. Non-interest bearing deposits totaled $42.2 million at March 31, 1999 compared to $40.9 million at December 31, 1998.

Liquidity

      At March 31, 1999, cash, securities classified as available for sale and interest-bearing deposits were 20.2% of total earning assets. Asset liquidity is also provided by managing the investment maturities.
      Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.

Capital Resources

    The Company's Tier I capital ratio was 13.2% at March 31, 1999 compared to 12.5% at December 31, 1998. The total risk-based capital ratio was 14.5% at March 31, 1999 compared to 13.4% at December 31, 1998. These ratios are in excess of the mandated minimum requirements. The increase in the Tier I capital ratio and the total risked based capital ratio was a result of current quarter's earnings and the reduction of risk-weighted assets offset by the repurchase of 235,000 shares of common stock at prices between $19.88 and $20.00 per share and the first quarter dividend. The reduction in risk weighted assets is due to a decline in the recourse exposure which results from loans being sold by C&F Mortgage Corporation.

    Shareholders' equity was $33.4 million at the end of the first quarter of 1999 compared to $36.7 million at December 31, 1998. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 1999, the Company's leverage ratio was 10.5% compared to 11.5% at December 31, 1998. Each of these exceeds the required minimum leverage ratio of 3%. The decrease in the leverage ratio is a result of the repurchase of common stock mentioned above and current quarter dividends offset by current quarter's earnings.

New Accounting Pronouncements

    There have been no significant pronouncements since the December 31, 1998 Form 10 K was filed.

Effects of Inflation

    The effect of changing prices in financial institutions is typically different from other industries because the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demands, and deposits are reflected in the consolidated financial statements.

Safe Harbor  Statement  Under the Private  Securities  Litigation  Reform Act of
1995

    The statements contained in this report that are not historical facts may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be estimates or speak only as of the dates the statements were made.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 1998 Form 10 K.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or of which property of the Company is subject.


ITEM 2.  CHANGES IN SECURITIES - Inapplicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Inapplicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      C&F Financial Corporation's Annual Shareholders Meeting was held on April 20, 1999.

(a) J. P. Causey Jr. and William E. O'Connell Jr. were elected as Class III Directors to the Board of Directors until the 2002 Annual Meeting of Shareholders.

(b) The Company's Amended and Restated 1998 Non-Employee Director Stock Compensation Plan was approved.

(c) Yount, Hyde & Barbour, P.C. was appointed as independent auditors of the Company for 1999.


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



                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)




Date           May 12, 1999         /s/ Larry G. Dillon
               ------------         ---------------------------------------
                                    Larry G. Dillon, Chairman and President



Date           May 12, 1999        /s/ Thomas F. Cherry
               ------------         ------------------------------------------
                                    Thomas F. Cherry, Chief Accounting Officer