Form 10-Q
period 1999-06-30
C & F FINANCIAL CORP
filed 1999-08-13
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                          FORM 10-Q

[   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

For the quarterly period ended                June 30, 1999
                              --------------------------------------------------

[       ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________________to______________________

Commission file number              000-23423
                      -------------------------------------------

                            C&F Financial Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


             Virginia                                         54-1680165
             --------                                         ----------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                           Identification No.)


   Eighth and Main Streets           West Point VA                23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

(Issuer's telephone number)                (804) 843-2360
                           -----------------------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,650,276 as of August 12, 1999.

                                                 TABLE OF CONTENTS


Part I - Financial Information                                                                                Page
------------------------------                                                                                ----
Item 1.       Financial Statements

              Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998............................................................1

              Consolidated Statements of Income -
                  Three months and six months ended June 30, 1999 and 1998.......................................2

              Consolidated Statements of Shareholders' Equity
                  Six months ended June 30, 1999 and 1998 .......................................................3

              Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1999 and 1998........................................................5

              Notes to Consolidated Financial Statements.........................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operation ......................................................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................14


Part II - Other Information
---------------------------

Item 1.       Legal Proceedings ................................................................................14

Item 2.       Changes in Securities ............................................................................14

Item 3.       Defaults Upon Senior Securities...................................................................14

Item 4.       Submission of Matters to a Vote of Security Holders ..............................................14

Item 5.       Other Information ................................................................................15

Item 6.       Exhibits and Reports on Form 8-K..................................................................15

Signatures    ..................................................................................................16

PART I - FINANCIAL STATEMENTS
ITEM 1 - FINANCIAL STATEMENTS

                                       CONSOLIDATED BALANCE SHEETS
                                         (Dollars in thousands)

ASSETS                                                         June 30, 1999        December 31, 1998
------                                                         -------------        -----------------
                                                                (Unaudited)

Cash and due from banks                                         $     5,891             $     8,140
Interest -bearing deposits in other banks
     and fed funds                                                      432                     333
                                                                -----------             -----------
      Total cash and cash equivalents                                 6,323                   8,473
Investment securities
   Available for sale securities at fair value,
   amortized cost of $27,458 and $21,481,
      respectively                                                   27,095                  21,888
   Held to maturity at amortized cost,
      fair value of $38,638 and $40,865,
      respectively                                                   37,589                  38,810
Loans held for sale, net                                             39,578                  66,993
Loans, net                                                          181,642                 169,918
Federal Home Loan Bank stock                                          1,585                   1,706
Corporate premises and equipment,
      net of accumulated depreciation                                 7,293                   6,466
Accrued interest receivable                                           1,939                   2,374
Other assets                                                          4,663                   4,235
                                                                -----------             -----------

      Total assets                                              $   307,707             $   320,863
                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits                         $    40,742             $    40,908
   Savings and interest-bearing demand deposits                     107,668                 101,631
   Time deposits                                                    108,270                 109,134
                                                                -----------             -----------
      Total deposits                                                256,680                 251,673
Other borrowings                                                     12,036                  24,661
Accrued interest payable                                                609                     598
Other liabilities                                                     3,912                   7,284
                                                                -----------             -----------
      Total liabilities                                             273,237                 284,216
                                                                -----------             -----------

Shareholders' Equity
   Preferred stock ($1.00 par value,
       3,000,000 shares authorized)                                   --                      --
   Common stock ($1.00 par value, 8,000,000
       shares authorized, 3,646,976 and 3,866,888
       shares issued and outstanding at June 30, 1999
       and December 31, 1998, respectively)                           3,647                   3,867
   Additional paid-in capital                                           123                     476
   Retained earnings                                                 30,662                  31,739
   Accumulated other comprehensive
      income, net of tax of
      $20 and $291, respectively                                         38                     565
                                                                -----------             -----------

      Total shareholders' equity                                     34,470                  36,647
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                      $   307,707             $   320,863
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


                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                         (In thousands of dollars, except for per share amounts)

                                                                  Three Months Ended           Six Months Ended
                                                                        June 30,
June 30,

Interest Income                                                 1999           1998             1999         1998
                                                                ----           ----             ----         ----
     Interest and fees on loans                            $      4,505    $     4,570    $       9,509   $     8,575
     Interest on other market investments
         and fed funds                                              173              7              404            17
     Interest on investment securities
         U.S. Treasury Securities                                    20             49               69            99
         U.S. Government agencies and corporations                  200            620              363         1,257
         Tax-exempt obligations of states and political
              subdivisions                                          587            525            1,116         1,033
         Corporate bonds and other                                  107             94              221           197
                                                           ------------    -----------    -------------   -----------
         Total interest income                                    5,592          5,865           11,682        11,178

Interest Expense
     Savings and interest-bearing deposits                          744            675            1,443         1,358
     Certificates of deposit, $100,000 or more                      216            186              438           386
     Other time deposits                                          1,116          1,141            2,253         2,251
     Short-term borrowings and other                                131            544              313           739
                                                           ------------    -----------    -------------   -----------
         Total interest expense                                   2,207          2,546            4,447         4,734

Net interest income                                               3,385          3,319            7,235         6,444

Provision for loan losses                                            75            175              250           250
                                                           ------------    -----------    -------------   -----------

Net interest income after provision for loan losses               3,310          3,144            6,985         6,194

Other Operating Income
     Gain on sale of loans                                        1,719          1,865            3,883         3,143
     Service charges on deposit accounts                            273            256              542           518
     Other service charges and fees                                 625            461            1,110           825
     Other income                                                   328            259              588           494
                                                           ------------    -----------    -------------   -----------
         Total other operating income                             2,945          2,841            6,123         4,980

Other Operating Expenses
     Salaries and employee benefits                               2,403          1,987            4,663         3,783
     Occupancy expenses                                             521            515              997         1,005
     Goodwill amortization                                           69             69              138           138
     Other expenses                                               1,099          1,201            2,101         2,081
                                                           ------------    -----------    -------------   -----------
         Total other operating expenses                           4,092          3,772            7,899         7,007

Income before income taxes                                        2,163          2,213            5,209         4,167
Income tax expense                                                  529            596            1,429         1,115
                                                           ------------    -----------    -------------   -----------
Net Income                                                 $      1,634    $     1,617    $       3,780   $     3,052
                                                           ============    ===========    =============   ===========

Per Share Data
Net Income - Basic                                         $        .45    $       .42    $        1.02   $       .78
Net Income - Assuming Dilution                             $        .44    $       .41    $        1.00   $       .78
Cash Dividends Paid and Declared                           $        .12    $       .11    $         .24           .21
Weighted average number of shares and
     common stock equivalents outstanding                     3,698,418      3,929,502        3,780,164     3,912,197

The  Company's  notes  are  an  integral  part  of  the  consolidated  financial statements.


                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (Unaudited)
                                    (Amounts in thousands of dollars)

                                                                                             Accumulated
                                            Additional                                          Other
                                 Common       Paid-In      Comprehensive      Retained      Comprehensive
                                  Stock       Capital         Income          Earnings         Income         Total
                                  -----       -------         ------          --------         ------         -----

   Balance January 1, 1998      $  1,916     $   118                         $  29,236        $   530       $  31,800

   Comprehensive Income
     Net income                                             $   3,052            3,052                          3,052
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment(1)                                             54                              54              54
                                                            ---------

   Comprehensive income                                     $   3,106
                                                            =========

   Stock options exercised            15         266                                                              281

   Stock dividends                 1,932                                        (1,932)

   Cash dividends                                                                 (810)                          (810)
                                --------      ------                         ---------        -------       ---------

   Balance June 30, 1998        $  3,863      $  384                         $  29,546        $   584       $  34,377
                                ========      ======                         =========        =======       =========

   ---------------------------

   (1) There were no  reclassification  adjustments  for the six months ended June 30, 1998.


   The  Company's  notes  are an  integral  part of the  consolidated  financial statements.


                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (Unaudited)
                                    (Amounts in thousands of dollars)


                                                                                             Accumulated
                                            Additional                                          Other
                                 Common       Paid-In      Comprehensive      Retained      Comprehensive
                                  Stock       Capital         Income          Earnings         Income         Total
                                  -----       -------         ------          --------         ------         -----


   Balance January 1, 1999      $  3,867     $   476                         $  31,739        $   565       $  36,647

   Comprehensive Income
     Net income                                             $   3,780            3,780                          3,780
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment(1)                                           (527)                           (527)           (527)
                                                            ---------

   Comprehensive income                                     $   3,253
                                                            =========

   Stock options exercised            15         129                                                              144

   Repurchase of
     Common Stock                   (235)       (482)                           (3,971)                        (4,688)

   Cash dividends                                                                 (886)                          (886)
                                --------      ------                         ---------         ------       ---------

   Balance June 30, 1999        $  3,647      $  123                         $  30,662         $   38       $  34,470
                                ========      ======                         =========         ======       =========




   ---------------------------

   (1) There were no  reclassification  adjustments  for the six months ended June 30, 1999.



The  Company's  notes  are  an  integral  part  of  the  consolidated  financial  statements.



                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                    (Amounts in thousands of dollars)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                          1999                 1998
                                                                          ----                 ----
Cash flows from operating activities:
     Net income                                                       $    3,780           $    3,052
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Depreciation                                                        455                  505
         Amortization of goodwill                                            138                  138
         Provision for loan losses                                           250                  250
         Accretion of discounts and amortization of
              premiums on investment securities, net                         (41)                 (25)
         Proceeds from sale of loans                                     285,138              210,258
         Origination of loans held for sale                             (257,722)            (236,763)
         Change in other assets and liabilities:
           Accrued interest receivable                                       435                 (465)
           Other assets                                                     (379)                 206
           Accrued interest payable                                           11                    7
           Other liabilities                                              (3,289)                (259)
                                                                      -----------          -----------
         Net cash provided by (used in) operating activities              28,776              (23,096)
                                                                      ----------           -----------

Cash flows from investing activities:
     Proceeds from maturities of investments
         held to maturity                                                  1,227                6,363
     Proceeds from sales and maturities of
         investments available for sale                                   10,185                4,036
     Purchase of investment securities                                      --                 (2,573)
     Purchase of investments available for sale                          (16,155)             (11,577)
     Net increase in customer loans                                      (11,974)              (8,574)
     Purchase of corporate premises and equipment                         (1,282)                (352)
     Sale (purchase) of Federal Home Loan Bank stock                         121               (1,308)
                                                                      ----------           ----------
         Net cash used in investing activities                           (17,878)             (13,985)
                                                                      -----------          -----------

Cash flows from financing activities:
     Net increase in demand,
         interest-bearing demand and savings deposits                      5,871                3,181
     Net (decrease) increase in time deposits                               (864)               1,911
     Net (decrease) increase in other borrowings                         (12,625)              33,404
     Proceeds from exercise of stock options                                 144                  281
     Repurchase of common stock                                           (4,688)                --
     Cash dividends                                                         (886)                (810)
                                                                      -----------          -----------
         Net cash (used in) provided by financing activities             (13,048)              37,967
                                                                      -----------          ----------

Net increase (decrease) in cash and cash equivalents                      (2,150)                 886
Cash and cash equivalents at beginning of period                           8,473                8,871
                                                                      ----------           ----------
Cash and cash equivalents at end of period                            $    6,323           $    9,757
                                                                      ==========           ==========

Supplemental disclosure
     Interest paid                                                    $    4,436           $    4,727
     Income taxes paid                                                $    1,457           $    1,221


The  Company's  notes  are  an  integral  part  of  the  consolidated  financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-K for the year ended December 31, 1998.
       The consolidated financial statements include the accounts of C&F Financial Corporation ("the Company") and its subsidiary, Citizens and Farmers Bank ("the Bank") with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

       Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,698,418 and 3,929,502 for the three months ended June 30, 1999 and 1998, respectively, and 3,780,164 and 3,912,197 for the six months ended June 30, 1999 and 1998, respectively.

Note 3

       During March of 1999 the Company repurchased 235,000 shares of its common stock from six shareholders at prices between $19.88 and $20.00 per share in privately negotiated transactions.

Note 4

       During April of 1999 Citizens and Farmers Bank announced that it had signed a contract to purchase a piece of land in Williamsburg, Virginia. The site will house the Bank's tenth office, the third in the James City County/Williamsburg market. The Bank plans to open this office by late 1999 or early 2000.
       Also during the first quarter of 1999, the Company announced the formation of a bank in Hanover County which would be operated as a division of Citizens and Farmers Bank with the first branch being located in the Mechanicsville area of Hanover County. As a result of a change in its strategic vision, Citizens and Farmers Bank has decided to currently forego the Hanover market and instead concentrate its initial efforts on the market more central to Richmond proper. The Bank recently announced the formation of Citizens & Commerce Bank ("CCB") which will be operated as a division of the Bank. CCB will have an Area President and a Regional Board of Directors with local decision-making responsibilities. CCB plans to open its first full-service branch banking facility in November of 1999 at 8001 W. Broad Street in Richmond, Virginia. The opening of multiple branch banking facilities in the greater Richmond area is anticipated over the next several years.

Note 5

       The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended June 30, 1999 and 1998.

--------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended June 30, 1999
                                            Retail        Mortgage
                                            Banking        Banking       Other      Eliminations       Consolidated
                                            -------        -------       -----      ------------       ------------
Revenues:
Interest income                       $       5,498    $        435    $    --       $     (341)         $     5,592
Gain on sale of loans                           --            1,719         --               --                1,719
Other                                           468             530        228               --                1,226
Total operating income                        5,966           2,684        228             (341)               8,537
Expenses:
Interest expense                              2,207             341         --             (341)               2,207
Salaries and employee benefits                1,291           1,033         79               --                2,403
Other                                         1,052            667          45               --                1,764
Total operating expenses                      4,550           2,041        124             (341)               6,374
Income before income taxes                    1,416             643        104               --                2,163
Total assets                                303,859          39,287         54          (35,493)             307,707
Capital expenditures                  $         847    $         65    $    --       $       --          $       912


--------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended June 30, 1998
                                            Retail        Mortgage
                                            Banking        Banking       Other      Eliminations       Consolidated
                                            -------        -------       -----      ------------       ------------
Revenues:
Interest income                       $       5,743    $        779    $    --       $     (657)         $     5,865
Gain on sale of loans                            --           1,865         --               --                1,865
Other                                           424             371        181               --                  976
Total operating income                        6,167           3,015        181             (657)               8,706
Expenses:
Interest expense                              2,546             657         --             (657)               2,546
Salaries and employee benefits                1,041             886         60               --                1,987
Other                                         1,103            825          32               --                1,960
Total operating expenses                      4,690           2,368         92             (657)               6,493
Income before income taxes                    1,477             647         89               --                2,213
Total assets                                317,039          50,546         43          (48,672)             318,956
Capital expenditures                  $          90    $         52    $    --       $       --          $       142




--------------------------------------------------------------------------------------------------------------------
                                                        Six Months Ended June 30, 1999
                                            Retail        Mortgage
                                            Banking        Banking       Other      Eliminations       Consolidated
                                            -------        -------       -----      ------------       ------------
Revenues:
Interest income                       $      11,425    $      1,013    $    --       $     (756)          $   11,682
Gain on sale of loans                           --            3,883         --               --                3,883
Other                                           909             924        407               --                2,240
Total operating income                       12,334           5,820        407             (756)              17,805
Expenses:
Interest expense                              4,447             756         --             (756)               4,447
Salaries and employee benefits                2,443           2,072        148               --                4,663
Other                                         2,077           1,329         80               --                3,486
Total operating expenses                      8,967           4,157        228             (756)              12,596
Income before income taxes                    3,367           1,663        179               --                5,209
Total assets                                303,859          39,287         54          (35,493)             307,707
Capital expenditures                  $       1,147    $        135    $    --        $      --            $   1,282


--------------------------------------------------------------------------------------------------------------------
                                                        Six Months Ended June 30, 1998
                                            Retail        Mortgage
                                            Banking        Banking       Other      Eliminations       Consolidated
                                            -------        -------       -----      ------------       ------------
Revenues:
Interest income                       $      10,996    $      1,187    $    --       $   (1,005)         $    11,178
Gain on sale of loans                            --           3,143         --               --                3,143
Other                                           827             672        338               --                1,837
Total operating income                       11,823           5,002        338           (1,005)              16,158
Expenses:
Interest expense                              4,734           1,005         --           (1,005)               4,734
Salaries and employee benefits                2,121           1,549        113               --                3,783
Other                                         2,080           1,334         60               --                3,474
Total operating expenses                      8,935           3,888        173           (1,005)              11,991
Income before income taxes                    2,888           1,114        165               --                4,167
Total assets                                317,039          50,546         43          (48,672)             318,956
Capital expenditures                  $         276    $         76    $    --       $       --          $       352

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


Overview

         Net income increased 1% to $1,634,000 for the three months ended June 30, 1999 compared to $1,617,000 for the same period of 1998. Earnings per share were $.44 for the three month period, up 7% from $.41 per share for the three months ended June 30, 1998. Net income for the first six months ended June 30, 1999 was $3,780,000 compared to $3,052,000 for the same period of 1998. Included in earnings for the first six months of 1999 is $370,000 in interest income (after taxes) which was collected in February 1999 resulting from the payoff of a non-accrual loan which has been on the Bank's books for the past several years. Excluding this interest income, net income increased 12% and earnings per share increased 15% over the six months ended June 30, 1998.
         Profitability as measured by the Company's annualized return on average assets (ROA) was 2.15% for the three months ended June 30, 1999 compared to 2.08% for the same period of 1998. For the first six months of 1999, ROA, excluding the one-time interest income, was 2.23% compared to 2.06% for the first six months of 1998. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended June 30, 1999 was 19.09% compared to 19.12% for the three months ended June 30, 1998. For the first six months of 1999, excluding the one-time interest income, ROE was 19.38% compared to 18.40% for the first six months of 1998.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended June 30, 1999 was $3.4 million, an increase of $66,000, or 2%, from $3.3 million for the three months ended June 30, 1998. For the quarter ended June 30, 1999, the net interest margin on a taxable equivalent basis increased to 5.18% from 4.94% for the quarter ended June 30, 1998. This increase was offset by a decrease in the balance of average earning assets to $286.7 million for the quarter ended June 30, 1999 from $292.4 million for the quarter ended June 30, 1998. The decrease in average earning assets is a result of an approximate $20.8 million decrease in the securities' portfolio which was a result of securities being called due to the lower interest rate environment experienced during the second half of 1998 and the first quarter of 1999. The excess funds resulting from the securities being called was used to pay off borrowings from the Federal Home Loan Bank (FHLB). The Bank borrows from the FHLB to fund loans originated and subsequently sold by C&F Mortgage Corporation. For the three months ended June 30, 1999, the yield on interest earning assets decreased to 8.26% from 8.43% for the three months ended June 30, 1998. The decrease in the yield is mainly attributed to a decrease in the yield on the Bank's loan portfolio resulting from the overall lower interest rate environment in the second quarter of 1999 as compared to the second quarter of 1998. The decrease in the yield on interest earning assets was offset by a decrease in the Company's cost of funds to 3.89% for the second quarter of 1999 from 4.35% for the same period in 1998. The decrease was a result of the overall lower interest rate environment and a decrease in higher cost borrowings from the FHLB.

         Net interest income for the six months ended June 30, 1999, excluding the one-time intrest income of approximately $560,000 before taxes, was $6.7 million, an increase of $231,000, or 4%, from $6.4 million for the six months ended June 30, 1998. The net interest margin on a taxable equivalent basis for the six months ended June 30, 1999 was relatively flat at 5.08% compared to 5.05% for the first six months of 1998. The average balance of interest earning assets increased $9.4 million to $287.9 million for the first six months of 1999 from $278.5 million for the first six months of 1998. The increase in average earning assets is a result of an increase in the average balance of the Bank's loan portfolio, interest earning deposits in other banks and fed funds offset by a decrease in the average balance in securities portfolio. The increase in interest earning deposits in other banks and fed funds is a result of excess funds generated from an increase in deposits and funds generated from securities being called. While the Bank's loan portfolio continues to grow, excess funds cannot be deployed into loans fast enough. The yield on interest earning assets decreased to 8.17% for the six months ended June 30, 1999 from 8.45% for the same period in 1998. This decrease was more than offset by a decrease in the cost of funds to 3.93% for the first half of 1999 from 4.26% for the first half of 1998. The decrease in the yield on interest earning assets is the result of the overall lower interest rate environment and the increase in the average balances held in lower yielding interest deposits in other banks and fed funds. The decrease in the cost of funds is a result of the overall lower interest rate environment and the decrease in the average balance of higher cost borrowings from the FHLB.

Non-Interest Income

         Other operating income increased $104,000, or 4%, to $2,945,000 for the second quarter of 1999 from $2,841,000 for the second quarter of 1998. Other operating income increased $1,143,000, or 23%, to $6,123,000 for the first six months of 1999 from $4,980,000 for the first six months of 1998. The increase in other income is mainly attributed to an increase in gain on sale of loans resulting from increased production at C&F Mortgage Corporation. Loans closed at C&F Mortgage Corporation for the quarter ended June 30, 1999 and 1998 was $141,078,000 and $132,705,000, respectively. Loans sold were $128,004,000 and
$124,190,000 for the quarters ended June 30, 1999 and 1998, respectively. Loans closed for the six months ended June 30, 1999 and 1998 were $257,722,000 and $236,798,000, respectively, while loans sold were $285,005,000 and $208,163,000 for the six months ended June 30, 1999 and 1998, respectively.

Non-Interest Expense

         Other operating expenses increased $320,000, or 8%, to $4,092,000 for the second quarter of 1999 from $3,772,000 for the second quarter of 1998. Other operating expenses increased $892,000, or 13%, to $7,899,000 for the first six months of 1999 from $7,007,000 for the first six months of 1998. The increase in other expenses is mainly attributed to increases in salaries and employee benefits due to increased production at C&F Mortgage Corporation.

Year 2000 Issue

         The Y2K issue involves the risk that computer programs and computer systems may not be able to perform without interruption into the year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Company, its suppliers, and its borrowers to address the Y2K issue could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.
         In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. Based on this assessment, we believe the Company's mainframe hardware and banking software are currently Y2K compliant. However, testing is required to confirm this. Testing began in the first quarter of 1998 and was substantially complete by June 30, 1999. For certain other systems, the Company has determined that it will have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. For systems that the Company relies on third-party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Y2K compliant.
         The Company has also initiated formal communications with all significant loan and deposit customers to determine the extent to which the Company is vulnerable to those third-parties' failure to remedy their own Y2K issue. The Company believes that exposure to customers' not being Y2K compliant is minimal.
         The Company plans to complete the majority of the Year 2000 project by September 30, 1999. To date, the Company has expensed $150,000 related to the assessment of and efforts in connection with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Company's consolidated financial statements.
         The Company continues to assess its risk from other environmental factors over which it has little direct control, such as electrical power supply, and voice and data transmission. Because of the nature of these external factors, the Company is not actively engaged in any repair, replacement, or testing efforts for these services. Based on its current assessments and remediation plans, which are based in part on certain representations of third-party services, the Company does not expect that it will experience a significant disruption of its operations as a result of the change in the new millennium. Although the Company has no reason to conclude that a failure will occur, the most likely worst-case Y2K scenario would entail a disruption or failure of the Company's power suppliers' or voice and data transmission suppliers' capability to provide power to data transmission services to a computer system or a facility. If such a failure were to occur, the Company would implement a contingency plan as described below. While it is impossible to quantify the impact of such a scenario, the most likely worst-case scenario would entail diminishment of service levels, some customer inconvenience, and additional, as yet not understood, costs associated with the implementation of the contingency plan.
         For the computer systems and facilities that it has determined to be most critical, the Company expects to complete development, testing, and adoption and testing of business contingency plans by September 30, 1999. These plans will conform to recently issued guidelines from the FFIEC on business contingency planning for Y2K readiness. Contingency plans will include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Y2K-related failure. While the Company will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Company will not be adversely affected in the event of a prolonged disruption or failure.
         Additionally, there can be no assurance that the FFIEC or other federal or state regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Company's Y2K project.
         The costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third-party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues, and similar uncertainties.

Income Taxes

         Income tax expense for the three months ended June 30, 1999 amounted to $529,000, resulting in an effective tax rate of 24.5% compared to $596,000, or 26.9%, for the three months ended June 30, 1998. Income tax expense for the six months ended June 30, 1999 amounted to $1,429,000, resulting in an effective tax rate of 27.4% compared to $1,115,000, or 26.7%, for the six months ended June 30, 1998. The increase in the effective tax rate for the quarter and for the year is a result of the increase in earnings subject to a 34% tax rate versus earnings subject to no taxes such as certain loans to municipalities or investment obligations of state and political subdivisions.


Asset Quality-Allowance /Provision For Loan Losses

         The Company had $250,000 in provision expense for the first six months of 1999 and for the first six months of 1998. Loans charged off amounted to $6,000 and $46,000 for the six months ended June 30, 1999 and 1998, respectively. Recoveries amounted to $18,000 and $25,000 for the six months ended June 30, 1999 and 1998, respectively. The allowance for loan losses was $3.0 million at June 30, 1999 and $2.8 million at December 31, 1998. The allowance approximates 1.6% of total loans outstanding at June 30, 1999 and December 31, 1998. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible.

Nonperforming Assets

         Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned was $627,000 at June 30, 1999 compared to $463,000 at December 31, 1998.

FINANCIAL CONDITION

Summary

         At June 30, 1999, the Company had total assets of $307.7 million compared to $320.9 million at December 31, 1998.

Interest-Bearing Deposits in Other Banks and Fed Funds

         At June 30, 1999, interest-bearing deposits in other banks and fed funds amounted to $432,000 compared to $333,000 at December 31, 1998.

Loan Portfolio

         At June 30, 1999, loans held for sale amounted to $39.6 million compared to $67.0 million held at December 31, 1998. The decrease in the balance from December 31, 1998 is a result of a decrease in loan originations from

$154,000,000 for the fourth quarter of 1998 to $141,000,000 for the second quarter of 1999. The decrease in originations for the second quarter of 1999 is a result of an increase in the interest rates for the second quarter of 1999 as compared to the fourth quarter of 1998.
         The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                             June 30, 1999                      December 31, 1998
                                                            (Dollars in Thousands)
                                        Amount           Percent             Amount           Percent
                                        ------           -------             ------           -------

Real estate - mortgage              $      86,936         47%              $    86,311         50%
Real estate - construction                  4,740          3                     5,359          3
Commercial, financial and
   agricultural                            72,183         39                    62,885         36
Equity lines                                9,703          5                     8,580          5
Consumer                                   11,102          6                     9,544          6
                                    -------------        ---               -----------        ---
Total loans                               184,664        100%                  172,679        100%
Less unearned discount                         (1)                                  (1)
Less allowance for possible
     loan losses                           (3,021)                              (2,760)
                                    -------------                          -----------
Total loans, net                    $     181,642                          $   169,918


Investment Securities

         At June 30, 1999, total investment securities were $64.7 million compared to $60.7 for December 31, 1998. Securities of U.S. Government agencies and corporations represent 21.2% of the total securities portfolio, obligations of state and political subdivisions were 69.4%, U.S. Treasury securities were 1.6%, and preferred stocks were 7.8% at June 30, 1999.

Deposits

         Deposits totaled $256.7 million at June 30, 1999 compared to $251.7 at December 31, 1998. Non-interest bearing deposits totaled $40.7 million at June 30, 1999 compared to $40.9 million at December 31, 1998.

Liquidity

         At June 30, 1999, cash, securities classified as available for sale and interest-bearing deposits were 11.6% of total earning assets. Asset liquidity is also provided by managing the investment maturities.
         Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.


Capital Resources

      The Company's capital position continues to exceed regulatory requirements. The Company's Tier I capital ratio was 13.5% at June 30, 1999 compared to 12.5% at December 31, 1998. The total risk-based capital ratio was 14.7% at June 30, 1999 compared to 13.4% at December 31, 1998. These ratios are in excess of the mandated minimum requirements.
      Shareholders' equity was $34.5 million at the end of the second quarter of 1999 compared to $36.6 million at December 31, 1998. The leverage ratio consists of Tier I capital divided by average assets. At June 30, 1999, the Company's leverage ratio was 10.8% compared to 11.5% at December 31, 1997. Each of these exceeds the required minimum leverage ratio of 3%.

New Accounting Pronouncements

      There have been no significant pronouncements since the December 31, 1998 10K was filed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There  have  been  no  significant   changes  from  the  quantitative  and
qualitative disclosures made in the December 31, 1998 Form 10K.


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



                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)




Date           August 12, 1999                /s/ Larry G. Dillon
        ------------------------------        ----------------------------------
                                              Larry G. Dillon, President and
                                                Chief Executive Officer



Date           August 12, 1999                /s/ Thomas F. Cherry
        ------------------------------        ----------------------------------
                                              Thomas F. Cherry, Chief Financial
                                                Officer