Form 10-Q
period 1999-09-30
C & F FINANCIAL CORP
filed 1999-11-08
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                         FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended                    September 30, 1999
                              --------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________________to________________________________

Commission file number                                 000-23423
                      ----------------------------------------------------------

                            C&F Financial Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


           Virginia                                            54-1680165
 -------------------------------                            ----------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation of organization)                            Identification No.)


   Eighth and Main Streets                      West Point VA           23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(Issuer's telephone number)                            (804) 843-2360
                           -----------------------------------------------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         3,643,456 as of  November 5, 1999.
        ----------------------------------

                                TABLE OF CONTENTS

Part I - Financial Information                                                                                 Page
------------------------------                                                                                 ----
Item 1.       Financial Statements

              Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998.......................................................1

              Consolidated Statements of Income -
                  Three months and nine months ended September 30, 1999 and 1998.................................2

              Consolidated Statements of Shareholders' Equity
                  Nine months ended September 30, 1999 and 1998 .................................................3

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 1998..................................................5

              Notes to Consolidated Financial Statements.........................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operation ......................................................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................15


Part II - Other Information
---------------------------

Item 1.       Legal Proceedings ................................................................................15

Item 2.       Changes in Securities ............................................................................15

Item 3.       Defaults Upon Senior Securities...................................................................15

Item 4.       Submission of Matters to a Vote of Security Holders ..............................................15

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


                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)




Date                   November 5, 1999              /s/ Larry G. Dillon
        ------------------------------------         ---------------------------------------------------------------
                                                     Larry G. Dillon, President and Chief Executive Officer



Date                    November 5, 1999             /s/ Thomas F. Cherry
        ------------------------------------         ---------------------------------------------------------------
                                                     Thomas F. Cherry, Chief Financial Officer

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                                        September 30, 1999      December 31, 1998
------                                                        ------------------      -----------------
                                                                   (Unaudited)

Cash and due from banks                                         $     7,885             $     8,140
Interest -bearing deposits in other banks
     and fed funds                                                    2,001                     333
                                                                -----------             -----------
      Total cash and cash equivalents                                 9,886                   8,473
Investment securities
   Available for sale securities at fair value,
   amortized cost of $30,801 and $21,481,
      respectively                                                   29,618                  21,888
   Held to maturity at amortized cost,
      fair value of $37,553 and $40,865,
      respectively                                                   37,036                  38,810
Loans held for sale, net                                             23,342                  66,993
Loans, net                                                          196,726                 169,918
Federal Home Loan Bank stock                                          1,585                   1,706
Corporate premises and equipment,
      net of accumulated depreciation                                 8,063                   6,466
Accrued interest receivable                                           2,097                   2,374
Other assets                                                          5,009                   4,235
                                                                -----------             -----------

      Total assets                                              $   313,362             $   320,863
                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits
   Non-interest-bearing demand deposits                         $    39,600             $    40,908
   Savings and interest-bearing demand deposits                     115,997                 101,631
   Time deposits                                                    105,861                 109,134
                                                                -----------             -----------
      Total deposits                                                261,458                 251,673
Other borrowings                                                     13,105                  24,661
Accrued interest payable                                                693                     598
Other liabilities                                                     2,953                   7,284
                                                                -----------             -----------
      Total liabilities                                             278,209                 284,216
                                                                -----------             -----------

Shareholders' Equity
   Preferred stock ($1.00 par value,
       3,000,000 shares authorized)                                   --                      --
   Common stock ($1.00 par value, 8,000,000 shares
       authorized, 3,643,691 and 3,866,888 shares
       issued and outstanding at September 30, 1999
       and December 31, 1998, respectively)                           3,644                   3,867
   Additional paid-in capital                                            33                     476
   Retained earnings                                                 31,990                  31,739
   Accumulated other comprehensive
      income, (loss) net of tax benefit of ($265)
      and tax of  $291, respectively                                   (514)                    565
                                                                ------------            -----------

      Total shareholders' equity                                     35,153                  36,647
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                      $   313,362             $   320,863
                                                                ===========             ===========

THE COMPANY'S NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (In thousands of dollars, except for per share amounts)

                                                          Three Months Ended          Nine Months Ended
                                                          ------------------          -----------------
                                                            September 30,               September 30,
                                                            -------------               -------------

Interest Income                                             1999        1998         1999          1998
                                                            ----        ----         ----          ----
     Interest and fees on loans                       $    4,886   $    4,539   $   14,394   $   13,114
     Interest on other market investments
         and fed funds                                        42           28          446           45
     Interest on investment securities
         U.S. Treasury Securities                             20           50           89          149
         U.S. Government agencies and corporations           253          490          617        1,747
     Tax-exempt obligations of states and political
         subdivisions                                        612          529        1,728        1,562
     Corporate bonds and other                               111          120          333          317
                                                      ----------   ----------   ----------   ----------
         Total interest income                             5,924        5,756       17,607       16,934

Interest Expense
     Savings and interest-bearing deposits                   786          683        2,229        2,041
     Certificates of deposit, $100,000 or more               213          205          651          591
     Other time deposits                                   1,099        1,178        3,352        3,429
     Short-term borrowings and other                         166          442          480        1,181
                                                      ----------   ----------   ----------   ----------
         Total interest expense                            2,264        2,508        6,712        7,242

Net interest income                                        3,660        3,248       10,895        9,692

Provision for loan losses                                    105          175          355          425
                                                      ----------   ----------   ----------   ----------

Net interest income after provision for loan losses        3,555        3,073       10,540        9,267

Other Operating Income
     Gain on sale of loans                                 1,629        2,108        5,513        5,250
     Service charges on deposit accounts                     310          250          851          767
     Other service charges and fees                          579          485        1,689        1,310
     Other income                                            384          282          972          777
                                                      ----------   ----------   ----------   ----------
         Total other operating income                      2,902        3,125        9,025        8,104

Other Operating Expenses
     Salaries and employee benefits                        2,440        2,180        7,104        5,964
     Occupancy expenses                                      499          504        1,496        1,509
     Goodwill amortization                                    69           69          206          206
     Other expenses                                        1,065        1,085        3,166        3,166
                                                      ----------   ----------   ----------   ----------
         Total other operating expenses                    4,073        3,838       11,972       10,845

Income before income taxes                                 2,384        2,360        7,593        6,526
Income tax expense                                           619          687        2,048        1,802
                                                      ----------   ----------   ----------   ----------
Net Income                                            $    1,765   $    1,673   $    5,545   $    4,724
                                                      ==========   ==========   ==========   ==========

Per Share Data
Net Income - Basic                                    $      .48   $      .43   $     1.50   $     1.23
Net Income - Assuming Dilution                        $      .48   $      .43   $     1.48   $     1.21
Cash Dividends Paid and Declared                      $      .12   $      .11   $      .36          .32
Weighted average number of shares and
     common stock equivalents outstanding              3,694,020    3,929,414    3,751,449    3,917,936

THE COMPANY'S NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (Amounts in thousands of dollars)

                                                                                              Accumulated
                                              Additional                                         Other
                                   Common       Pain-In      Comprehensive      Retained     Comprehensive
                                    Stock       Capital         Income          Earnings        Income        Total
                                    -----       -------         ------          --------        ------        -----
Balance January 1, 1999           $  3,867    $   476                          $  31,739        $   565     $  36,647

Comprehensive Income
   Net income                                                $    5,545            5,545                        5,545
   Other comprehensive
     income (loss), net of tax
       Unrealized loss on
       securities, net of
       reclassification
        adjustment
       (see disclosure below)                                    (1,079)                         (1,079)       (1,079)
                                                              ----------

Comprehensive income                                         $    4,466
                                                             ==========

Stock options exercised                 20        167                                                             187

Repurchase of
   Common Stock                       (243)      (610)                            (3,971)                      (4,824)

Cash dividends                     _______      _____                             (1,323)        ______        (1,323)
                                                                            -------------                  -----------

Balance September 30, 1999        $  3,644      $  33                          $  31,990       $   (514)    $  35,153
                                  ========      =====                          =========       =========    =========


   ---------------------------

DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized net holding losses arising during period            $   (999)
Less: reclassification adjustment for gains
Included in net income                                              (80)
                                                                  ------
Net unrealized losses on securities                             $(1,079)
                                                                 =======



THE COMPANY'S NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (Amounts in thousands of dollars)

                                                                                              Accumulated
                                              Additional                                         Other
                                   Common       Pain-In      Comprehensive      Retained     Comprehensive
                                    Stock       Capital         Income          Earnings        Income        Total
                                    -----       -------         ------          --------        ------        -----
Balance January 1, 1998           $  1,916    $   118                          $  29,236        $   530     $  31,800

Comprehensive Income
   Net income                                                $    4,724            4,724                        4,724
   Other comprehensive
     income, net of tax
       Unrealized gain on
       securities, net of
       reclassification
       adjustment(1)                                                164                             164           164
                                                              ---------

Comprehensive income                                         $    4,888
                                                             ==========

Stock options exercised                 16        267                                                             283

Stock dividends                      1,932                                        (1,932)

Cash dividends                                                                    (1,234)                      (1,234)
                                  --------     ------                       -------------      --------   ------------

Balance September 30, 1998        $  3,864     $  385                          $  30,794        $   694     $  35,737
                                  ========     ======                          =========        =======     =========

   ---------------------------

   (1)There were no reclassification adjustments for the nine months ended September 30, 1998.


   THE COMPANY'S NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

                                                                          Nine Months Ended September  30,
                                                                          --------------------------------
                                                                            1999                 1998
                                                                            ----                 ----
Cash flows from operating activities:
     Net income                                                       $    5,545           $    4,724
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Depreciation                                                        669                  718
         Amortization of goodwill                                            203                  206
         Provision for loan losses                                           355                  425
         Accretion of discounts and amortization of
              premiums on investment securities, net                         (57)                 (33)
         Net realized gain on securities                                    (115)                  --
         Proceeds from sale of loans                                     415,393              346,981
         Origination of loans held for sale                             (371,742)            (370,000)
         Change in other assets and liabilities:
         Accrued interest receivable                                         277                  (22)
         Other assets                                                       (601)                  20
           Accrued interest payable                                           95                  124
           Other liabilities                                              (4,152)               1,005
                                                                      -----------          ----------
         Net cash provided by (used in) operating activities              45,870              (15,852)
                                                                      -----------          -----------

Cash flows from investing activities:
     Proceeds from maturities of investments
         held to maturity                                                 10,545               14,758
     Proceeds from sales and maturities of
         investments available for sale                                    1,893                9,113
     Purchase of investment securities                                       --                (2,573)
     Purchase of investments available for sale                          (19,856)             (13,303)
     Net increase in customer loans                                      (27,163)              (5,496)
     Purchase of corporate premises and equipment                         (2,266)                (599)
     Proceeds from sale of corporate premises and equipment                  --                    --
     Proceeds (purchase) of Federal Home Loan Bank stock                     121                 (644)
                                                                      -----------          ----------
         Net cash provided by (used in) investing activities             (36,726)               1,256
                                                                      ------------         ----------

Cash flows from financing activities:
     Net increase in demand, interest-bearing
         demand and savings deposits                                      13,058                8,613
     Net increase (decrease) in time deposits                             (3,273)               6,268
     Net increase (decrease) in other borrowings                         (11,556)               2,734
     Proceeds from exercise of stock options                                 187                  283
     Repurchase of common stock                                           (4,824)                  --
     Cash dividends                                                       (1,323)              (1,234)
                                                                      -----------          -----------
         Net cash provided by (used in) financing activities              (7,731)              16,664
                                                                      -----------          ----------

Net increase in cash and cash equivalents                                  1,413                2,068
Cash and cash equivalents at beginning of period                           8,473                8,871
                                                                      ----------           ----------
Cash and cash equivalents at end of period                            $    9,886           $   10,939
                                                                      ==========           ==========

Supplemental disclosure
     Interest paid                                                    $    6,617           $    7,118
     Income taxes paid                                                $    2,098           $    2,005

THE COMPANY'S NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1998.
       The consolidated financial statements include the accounts of the C&F Financial Corporation ("the Company") and its subsidiary, Citizens and Farmers Bank ("the Bank"), with all significant intercompany transactions and accounts being eliminated in consolidation.

NOTE 2

       Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,694,020 and 3,929,414 for the three months ended September 30, 1999 and 1998, respectively, and 3,751,449 and 3,917,936 for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 3

       During March of 1999 the Company repurchased 235,000 shares of its common stock from six shareholders at prices between $19.88 and $20.00 per share in privately negotiated transactions. In August and September of 1999 the Company repurchased a further 7,600 shares of its common stock in the open market at prices between $17.25 and $18.00 per share.

NOTE 4

       During April of 1999 the Bank announced that it had signed a contract to purchase a piece of land in Williamsburg, Virginia. The site will house the Bank's tenth office, the third in the James City County/Williamsburg market. The Bank plans to open this office by March 2000.
       Also, during the first quarter of 1999, the company announced the formation of a bank in Hanover County which would be operated as a division of the Bank. As a result of a change in its strategic vision, the Bank has decided to currently forego the Hanover market and instead concentrate its initial efforts on the market more central to Richmond proper. The Bank recently announced the formation of Citizens & Commerce Bank ("CCB") which will be operated as a division of the Bank. CCB will have an area President and a Regional Board of Directors with local decision-making responsibilities. CCB plans to open its first full-service branch banking facility on November 15, 1999 at 8001 W. Broad Street in Richmond, Virginia. The opening of multiple branch banking facilities in the greater Richmond area is anticipated over the next several years.

Note 5

       The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended September 30, 1999 and 1998.

---------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  Retail     Mortgage
                                  Banking     Banking    Other   Eliminations    Consolidated
---------------------------------------------------------------------------------------------
REVENUES:
Interest income                  $  5,765   $    517   $   --     $   (358)        $  5,924
Gain on sale of loans                --        1,629       --         --              1,629
Other                                 649        367        257       --              1,273
---------------------------------------------------------------------------------------------
Total operating income              6,414      2,513        257       (358)           8,826
---------------------------------------------------------------------------------------------
EXPENSES:
Interest expense                    2,264        358       --         (358)           2,264
Salaries and employee benefits      1,368        970        102       --              2,440
Other                               1,042        663         33       --              1,738
---------------------------------------------------------------------------------------------
Total operating expenses            4,674      1,991        135       (358)           6,442
---------------------------------------------------------------------------------------------
Income before income taxes          1,740        522        122       --              2,384
---------------------------------------------------------------------------------------------
Total assets                      309,460     23,141         50    (19,289)         313,362
Capital expenditures             $    963   $     21   $   --     $   --           $    984
---------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                  Retail     Mortgage
                                  Banking     Banking    Other   Eliminations    Consolidated
---------------------------------------------------------------------------------------------
REVENUES:
Interest income                  $  5,678   $    757        $--   $   (679)       $  5,756
Gain on sale of loans                --        2,108       --         --             2,108
Other                                 444        375        198       --             1,017
---------------------------------------------------------------------------------------------
Total operating income              6,122      3,240        198       (679)          8,881
---------------------------------------------------------------------------------------------
EXPENSES:
Interest expense                    2,508        679       --         (679)          2,508
Salaries and employee benefits      1,122        985         73       --             2,180
Other                               1,117        686         30       --             1,833
---------------------------------------------------------------------------------------------
Total operating expenses            4,747      2,350        103       (679)          6,521
---------------------------------------------------------------------------------------------
Income before income taxes          1,375        890         95       --             2,360
---------------------------------------------------------------------------------------------
Total assets                      297,951     47,063         51    (44,229)        300,836
Capital expenditures             $    226   $     21   $   --     $   --          $    247
---------------------------------------------------------------------------------------------





---------------------------------------------------------------------------------------------
                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  Retail     Mortgage
                                  Banking     Banking    Other   Eliminations    Consolidated
---------------------------------------------------------------------------------------------
REVENUES:
Interest income                  $ 17,190   $  1,530   $   --     $ (1,114)        $ 17,607
Gain on sale of loans                --        5,513       --         --              5,513
Other                               1,558      1,291        663       --              3,512
---------------------------------------------------------------------------------------------
Total operating income             18,748      8,334        664     (1,114)          26,632
---------------------------------------------------------------------------------------------
EXPENSES:
Interest expense                    6,712      1,114       --       (1,114)           6,712
Salaries and employee benefits      3,812      3,042        250       --              7,104
Other                               3,119      1,991        113       --              5,223
---------------------------------------------------------------------------------------------
Total operating expenses           13,643      6,147        363     (1,114)          19,039
---------------------------------------------------------------------------------------------
Income before income taxes          5,105      2,187        301       --              7,593
---------------------------------------------------------------------------------------------
Total assets                      309,460     23,141         50    (19,289)         313,362
Capital expenditures             $  2,110   $    156   $   --     $   --           $  2,266
---------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------
                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  Retail     Mortgage
                                  Banking     Banking    Other   Eliminations    Consolidated
---------------------------------------------------------------------------------------------
REVENUES:
Interest income                  $ 16,673   $  1,945        $--   $ (1,684)        $ 16,934
Gain on sale of loans                --        5,250       --         --              5,250
Other                               1,271      1,047        536       --              2,854
---------------------------------------------------------------------------------------------
Total operating income             17,944      8,242        536     (1,684)          25,038
---------------------------------------------------------------------------------------------
EXPENSES:
Interest expense                    7,242      1,684       --       (1,684)           7,242
Salaries and employee benefits      3,243      2,535        186       --              5,964
Other                               3,197      2,019         90       --              5,306
---------------------------------------------------------------------------------------------
Total operating expenses           13,682      6,238        276     (1,684)          18,512
---------------------------------------------------------------------------------------------
Income before income taxes          4,262      2,004        260       --              6,526
---------------------------------------------------------------------------------------------
Total assets                      297,951     47,063         51    (44,229)         300,836
Capital expenditures             $    502   $     97   $   --     $   --           $    599
---------------------------------------------------------------------------------------------


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


OVERVIEW

         Net income increased 6% to $1,765,000 for the three months ended September 30, 1999 compared to $1,673,000 for the same period of 1998. Earnings per share were $.48 for the three month period, up 12% from $.43 per share for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 increased to $5,545,000 compared to $4,724,000 for the same period of 1998. Included in earnings for the first nine months of 1999 is $370,000 in interest income (after taxes) collected in February 1999 resulting from the payoff of a non-accrual loan which has been on the Bank's books for the past several years. Excluding this interest income, net income increased 10% and earnings per share increased 14% over the nine months ended September 30, 1998.
         Profitability, as measured by the Company's annualized return on average assets (ROA), increased to 2.29% for the three months ended September 30, 1999, up from 2.19% for the same period of 1998. For the first nine months of 1999, ROA, excluding the one-time interest income, was 2.25%, up from 2.10% for the first nine months of 1998. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended September 30, 1999 was 20.22%, compared to 19.10% for the three months ended September 30, 1998. For the first nine months of 1999, excluding the one-time interest income, ROE was 19.66% compared to 18.63% for the first nine months of 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income for the three months ended September 30, 1999 was $3.7 million, an increase of $412,000, or 12.7%, from $3.2 million for the three months ended September 30, 1998. The increase in net interest income is a result of a slight increase in the average balance of interest earning assets and an increase in the net interest margin on a taxable equivalent basis to 5.36% for the three months ended September 30, 1999 from 4.93% for the same period in 1998.
         For the three months ended September 30, 1999 the average balance of interest earning assets increased to $291.0 million from $288.1 million for the same period in 1998. The increase in average earning assets is a result of an increase in the average balance of loans held in the Bank's loan portfolio which was partially offset by a decrease in the average balance of loans held for sale by C&F Mortgage Corporation and a decrease in the average balance of the securities portfolio. The increase in the Bank's loan portfolio is a result of increased loan demand. The decrease in loans held for sale is a result of decreased production at C&F Mortgage Corporation due to increasing interest rates during the third quarter of 1999. Loans closed at C&F Mortgage Corporation for the three months ended September 30, 1999 were

$114,020,000 compared to $133,237,000 for the comparable period in 1998. Loans sold during the third quarter of 1999 were $130,014,000 compared to $135,800,000 for the third quarter of 1998. The decrease in the average balance of the securities portfolio is a result of securities being called due to the lower interest rate environment experienced during the second half of 1998 and the first quarter of 1999.
         The increase in the net interest margin is a result of an increase in the yield on interest earning assets to 8.48% for the third quarter of 1999 from 8.41% for the same period in 1998 and a decrease in the cost of funds to 3.89% for the three months ended September 30, 1999 from 4.39% for the same period in 1998. The increase in the yield on interest earning assets is mainly a result of an increase in the yield on loans resulting from the increase in interest rates during the third quarter of 1999 and a decrease in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation. The decrease in the cost of funds is attributed to an overall lower cost of deposits resulting from the lower interest rate environment during the first half of 1999 and a decrease in higher cost borrowings from the Federal Home Loan Bank ("FHLB"). The bank borrows from the FHLB to fund loans originated and subsequently sold by C&F Mortgage Corporation.
         Net interest income for the nine months ended September 30, 1999, excluding the interest income collected on a non-accrual loan mentioned above, was $10.3 million, an increase of $647,000 or 6.7%, from $9.7 million for the nine months ended September 30, 1998. The increase in net interest income is a result of an increase in the average balance of interest earning assets and an increase in the net interest margin on a taxable equivalent basis to 5.21% for the nine months ended September 30, 1999 from 5.01% for the same period in 1998.
         For the nine months ended September 30, 1999 the average balance of interest earning assets increased to $288.9 million from $281.7 million for the same period in 1998. The increase in average earning assets is a result of an increase in the average balance of loans held in the Bank's loan portfolio which was partially offset by a decrease in the average balance of loans held for sale by C&F Mortgage Corporation and a decrease in the average balance of the securities portfolio. The increase in the Bank's loan portfolio is a result of increased loan demand. The decrease in loans held for sale is a result of relatively flat loan closings with an increase in loans sold. Loans closed at C&F Mortgage Corporation for the nine months ended September 30, 1999 were $371,742,000 compared to $370,000,000 for the comparable period in 1998. Loans sold for the first nine months of 1999 were $415,018,000 compared to $343,900,000 for the first nine months of 1998. The decrease in the securities portfolio is a result of securities being called due to the lower interest rate environment experienced during the second half of 1998 and the first quarter of 1999.
         The increase in the net interest margin is a result of a decrease in the cost of funds to 3.90% for the nine months ended September 30, 1999 from 4.30% for the same period in 1998 offset by a decrease in the yield on interest earning assets to 8.30% for the nine months ended September 30, 1999 from 8.44% for the same period in 1998. The decrease in the cost of funds is attributed to the overall lower cost of deposits resulting from the lower interest rate environment experienced during the second half of 1998 and the first half of 1999 and a decrease in higher cost borrowings from the FHLB. The decrease in the yield on interest earning assets is a result of the decrease in the yield on loans resulting from the overall lower rate environment during the first half of 1999 offset by the decrease in lower yielding loans held for sale and the increase in the average balance of lower yielding fed funds and deposits in other banks. Excess liquidity created by securities being called and the decrease in loans held for sale during the first half of 1999 was invested in fed funds and deposits in other banks.

NON-INTEREST INCOME

         Other operating income decreased $233,000, or 7%, to $2,902,000 for the third quarter of 1999 from $3,125,000 for the third quarter of 1998. The decrease in non-interest income during the third quarter of 1999 is mainly attributed to a decrease in loans sold at C&F Mortgage Corporation. Other operating income increased $921,000, or 11%, to $9,025,000 for the first nine months of 1999 from $8,104,000 for the first nine months of 1998. The increase in non-interest income is mainly attributed to an increase in loans sold at C&F Mortgage Corporation during the first nine months of 1999.

NON-INTEREST EXPENSE

         Other operating expenses increased $235,000, or 6%, to $4,073,000 for the third quarter of 1999 from $3,838,000 for the third quarter of 1998. The increase in noninterest expense during the third quarter of 1999 is a result of the overall growth of the Company including expenses associated with the start up of Citizens and Commerce Bank. Other operating expenses increased $1,127,000, or 10%, to $11,972,000 for the first nine months of 1999 from $10,845,000 for the first nine months of 1998. The increase in other expenses is mainly attributed to increases in salaries and employee benefits due to increased production at C&F Mortgage Corporation and the overall growth of the Company.

YEAR 2000 ISSUE

         The Y2K issue involves the risk that computer programs and computer systems may not be able to perform without interruption into the year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Company, its suppliers, and its borrowers to address the Y2K issue could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.
         In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. Based on this assessment, we believe the Company's mainframe hardware and banking software are currently Y2K compliant. However, testing was required to confirm this. Testing began in the first quarter of 1998 and was completed during the third quarter of 1999. For certain other systems, the Company determined that it would have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. These systems have been replaced. For systems that the Company relies on third-party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Y2K compliant.
         The Company has also initiated formal communications with all significant loan and deposit customers to determine the extent to which the Company is vulnerable to those third-parties' failure to remedy their own Y2K issue. The Company believes that exposure to customers' not being Y2K compliant is minimal.
         To date, the Company has expensed $150,000 related to the assessment of and efforts in connection with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Company's consolidated financial statements.
         The Company continues to assess its risk from other environmental factors over which it has little direct control, such as electrical power supply, and voice and data transmission. Because of the nature of these external factors, the Company is not actively engaged in any repair, replacement, or testing efforts for these services. Based on its current assessments and remediation plans, which are based in part on certain representations of third-party services, the Company does not expect that it will experience a significant disruption of its operations as a result of the change in the new millennium. Although the Company has no reason to conclude that a failure will occur, the most likely worst-case Y2K scenario would entail a disruption or failure of the Company's power suppliers' or voice and data transmission suppliers' capability to provide power to data transmission services to a computer system or a facility. If such a failure were to occur, the Company would implement a contingency plan as described below. While it is impossible to quantify the impact of such a scenario, the most likely worst-case scenario would entail diminishment of service levels, some customer inconvenience, and additional, as yet not understood, costs associated with the implementation of the contingency plan.
         For the computer systems and facilities that it has determined to be most critical, the Company expects to complete development, testing, and adoption and testing of business contingency plans during the fourth quarter of 1999. These plans will conform to recently issued guidelines from the FFIEC on business contingency planning for Y2K readiness. Contingency plans will include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Y2K-related failure. While the Company will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Company will not be adversely affected in the event of a prolonged disruption or failure.
         Additionally, there can be no assurance that the FFIEC or other federal or state regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Company's Y2K project.
         The costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third-party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues, and similar uncertainties.

INCOME TAXES

         Income tax expense for the three months ended September 30, 1999 amounted to $619,000, resulting in an effective tax rate of 25.8% compared to $687,000, or 29.1%, for the three months ended September 30, 1998. Income tax expense for the nine months ended September 30, 1999 amounted to $2,048,000, resulting in an effective tax rate of 26.9% compared to $1,802,000, or 27.6%, for the nine months ended September 30, 1998. The decrease in the effective tax rate for the quarter and for the year is a result of the increase in earnings subject to no taxes such as certain loans to municipalities or investment obligations of state and political subdivisions.

ASSET QUALITY-ALLOWANCE /PROVISION FOR LOAN LOSSES

         The Company had $355,000 in provision expense for the first nine months of 1999 compared to $425,000 for the same period in 1998. Loans charged off amounted to $26,000 and $61,000 for the nine months ended September 30, 1999 and 1998, respectively. Recoveries amounted to $18,000 and $25,000 for the nine months ended September 30, 1999 and 1998, respectively. The ratio of net charge-offs to average outstanding loans was .01% for the nine months ended September 30, 1999. The allowance for loan losses was $3.1 million at September 30, 1999 and $2.8 million at December 31, 1998. The allowance approximates 1.6% of total loans outstanding at September 30, 1999 and December 31, 1998, respectively. Management feels that the reserve is adequate to absorb any losses on existing loans which may become uncollectible.

NONPERFORMING ASSETS

         Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned was $20,000 at September 30, 1999 compared to $463,000 at December 31, 1998.


FINANCIAL CONDITION

SUMMARY

         At September 30, 1999, the Company had total assets of $313.4 million compared to $320.9 million at December 31, 1998.

LOANS

         At September 30, 1999, loans held for sale amounted to $23.3 million compared to $67.0 million held at December 31, 1998. The decrease in the balance from December 31, 1998 is a result of a decrease in loan originations from $154,000,000 for the fourth quarter of 1998 to $114,000,000 for the third quarter of 1999. The decrease in originations for the third quarter of 1999 is a result of an increase in the interest rates for the third quarter of 1999 as compared to the fourth quarter of 1998.
         The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                          September 30, 1999                    December 31, 1998
                                                            (Dollars in Thousands)
                                        Amount           Percent             Amount         Percent
                                        ------           -------             ------         -------

Real estate - mortgage             $       89,573         45%              $    86,311         50%
Real estate - construction                  5,582          3                     5,359          3
Commercial, financial and
agricultural                               83,398         41                    62,885         36
Equity lines                                9,723          5                     8,580          5
Consumer                                   11,558          6                     9,544          6
                                    -------------          -               -----------       ----
Total loans                               199,834        100%                  172,679        100%
                                                         ====                                 ====
Less unearned discount                         (1)                                  (1)
Less allowance for possible



     loan losses                          (3,107)                              (2,760)
                                    -------------                          ----------
Total loans, net                    $     196,726                          $  169,918
                                    =============                          ==========


INVESTMENT SECURITIES

         At September 30, 1999, total investment securities were $68.2 million compared to $60.7 for December 31, 1998. Securities of U.S. Government agencies and corporations represent 22.8% of the total securities portfolio, obligations of state and political subdivisions were 68.4%, U.S. Treasury securities were 1.5%, and preferred stocks were 7.3% at September 30, 1999

DEPOSITS

         Deposits totaled $261.5 million at September 30, 1999 compared to $251.7 at December 31, 1998. Non-interest bearing deposits totaled $39.6 million at September 30, 1999 compared to $40.9 million at December 31, 1998.

BORROWINGS

         Borrowings totaled $13.1 million at September 30, 1999 compared to $24.7 million at December 31, 1998. The decrease in borrowings is a result of a decrease in production at C&F Mortgage Corporation in the third quarter of 1999 as compared to the fourth quarter of 1998. Borrowings from the FHLB are used to fund loans originated and subsequently sold by C&F Mortgage Corporation.

LIQUIDITY

         At September 30, 1999, cash, securities classified as available for sale and interest-bearing deposits were 12.0% of total earning assets. Asset liquidity is also provided by managing the investment maturities.
         Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.

CAPITAL RESOURCES

         The Company's capital position continues to exceed regulatory requirements. The Company's Tier I capital ratio was 13.8% at September 30, 1999 compared to 12.5% at December 31, 1998. The total risk-based capital ratio was 15.1% at September 30, 1999 compared to 13.4% at December 31, 1998. These ratios are in excess of the mandated minimum requirements.
         Shareholders' equity was $35.2 million at the end of the third quarter of 1999 compared to $36.6 million at December 31, 1998. The leverage ratio consists of Tier I capital divided by average assets. At September 30, 1999, the Company's leverage ratio was 11.2% compared to 11.5% at December 31, 1997. Each of these exceeds the required minimum leverage ratio of 3%.

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