Form 10-K
period 1999-12-31
C & F FINANCIAL CORP
filed 2000-03-28
CIK 913341

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 1999
                          ------------------------------------------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to_______________________

Commission file number                        000-23423
                       ---------------------------------------------------------

                           C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Virginia                                      54-1680165
   ------------------------------                     -------------------
   State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization                      Identification No.)

  Eighth and Main Streets, West Point, VA                          23181
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code     (804) 843-2360
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock    $1.00 Par
--------------------------------------------------------------------------------
                               (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $50,171,000 as of March 21, 2000.

    The number of shares outstanding of the registrant's common stock, $1.00 par value was $3,644,324 at March 21, 2000.

                               TABLE OF CONTENTS

PART I
ITEM 1.     BUSINESS..................................................  page 1

ITEM 2.     PROPERTIES................................................  page 2

ITEM 3.     LEGAL PROCEEDINGS.........................................  page 3

ITEM 4.     SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS............................  page 3

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS..........................  page 4

ITEM 6.     SELECTED FINANCIAL DATA...................................  page 4

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION.............  page 4

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.....................................................  page 4

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............  page 4

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...................  page 4

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT........................................  page 5

ITEM 11.    EXECUTIVE COMPENSATION....................................  page 5

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT....................................  page 5

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS.............................................  page 6

PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K..........................  page 6

                      DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                  Incorporated Document
---------------------                                  ---------------------

PART II
-------
Item 5 -   Market for Registrants Common               The Corporation's 1999 Annual Report to Shareholders for
                                                       fiscal years ended December 31, 1999, Quarterly Condensed
           Equity and Related Stockholder Matters      Statements of Income-Unaudited, page 43, and Investor
                                                       Information, page 45.

Item 6 -   Selected Financial Data                     The Corporation's 1999 Annual Report to Shareholders for
                                                       fiscal years ended December 31, 1999, Five Year Financial
                                                       Summary, page 10.

Item 7 -   Management's Discussion and                 The Corporation's 1999 Annual Report to Shareholders
           Analysis of Financial Conditions            for the fiscal years ended December 31, 1999,
           and Results of Operations                   Management's Discussion and Analysis of Financial
                                                       Condition and Results of Operations, pages 9 through 23.

Item 7a -  Quantitative and Qualitative Disclosures    The Corporation's 1999 Annual Report to Shareholders
           about Market Risk                           for the fiscal years ended December 31, 1999, Market
                                                       Risk Management, pages 14 through 16.

Item 8 -   Financial Statements and                    The Corporation's 1999 Annual Report to Shareholders
           Supplementary Data                          for fiscal years ended December 31, 1999, Consolidated
                                                       Financial Statements, Notes to Consolidated Financial
                                                       Statements, and Independent Auditors' Report,
                                                       pages 24 through 44.

PART III
--------

Item 10 -  Directors and Executive                     The Corporation's 2000 Proxy Statement, Election of
           Officers of the Registrant                  Directors, pages 3 through 4.

Item 11 -  Executive Compensation                      The Corporation's 2000 Proxy Statement, Executive
                                                       Compensation, pages 5 through 7.

Item 12 -  Security Ownership of Certain               The Corporation's 2000 Proxy Statement, Principal
           Beneficial Owners and Management            Holders of Capital Stock, page 2.

Item 13 -  Certain Relationships and                   The Corporation's 2000 Proxy Statement, Interest of
           Related Transactions                        Management in Certain Transactions, page 5.

                                    PART  I

ITEM 1.  BUSINESS
         --------

General

   C&F Financial Corporation (the "Corporation") is a bank holding company which was incorporated under the laws of the Commonwealth of Virginia in March, 1994. The Corporation owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the "Bank"), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank has a total of ten branches including the main office. The Bank has its main office at Eighth and Main Streets, West Point, Virginia, and has branch offices in the locations of Richmond, Norge, Middlesex, Providence Forge, Quinton, Tappahannock, Varina, Williamsburg, and West Point (two branches). The Bank was originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927.

   The local community served by the Bank is defined as those portions of King William County, King and Queen County, Hanover County and Henrico County which are east of Route 360; Essex, Middlesex, New Kent, Charles City, and James City Counties; that portion of York County which is directly north of James City County; that portion of Gloucester County surrounded by Routes 14 and 17; and the western portion of the City of Richmond along the Route 250 corridor.

   The Corporation, through its subsidiaries, offers a wide range of banking services available to both individuals and small businesses. These services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile, and other installment, demand and term loans. Also, the Bank offers ATMs at all locations, credit card services, trust services, travelers' checks, money orders, safe deposit rentals, collections, notary public, wire services, and other customary bank services to its customers.

   The Bank has four wholly-owned subsidiaries, C & F Title Agency, Inc., C&F Investment Services, Inc., C&F Insurance Services, Inc., and C&F Mortgage Corporation, all incorporated under the laws of the Commonwealth of Virginia. C&F Title Agency, Inc. sells title insurance to the mortgage loan customers of the Corporation. C&F Investment Services, Inc., organized April 1995, is a full-service brokerage firm offering a comprehensive range of investment options including stocks, bonds, annuities, and mutual funds. C&F Insurance Services, Inc., organized in July 1999, owns 2.4% of the Virginia Bankers Insurance Center, LLC which is in the process of buying an existing insurance agency. C&F Mortgage Corporation, organized in September 1995, originates and sells residential mortgages. See Note 16 to the Consolidated Financial Statements for summarized financial information by business segment.

   C&F Mortgage Corporation provides mortgage services through seven locations in Virginia and two in Maryland. The Virginia offices are in Richmond (two locations), Williamsburg, Newport News, Charlottesville, Lynchburg, and Chester. The Maryland offices are in Crofton and Columbia.

   As of December 31, 1999, a total of 278 persons were employed by the Corporation, of whom 24 were part-time. The Corporation considers relations with its employees to be excellent.

Competition

   The Bank is subject to competition from various financial institutions and other companies or firms that offer financial services. The Bank's principal competition in its market area consists of all the major statewide banks. The Bank also competes for deposits with savings associations, credit unions, money-market funds, and other community banks. In making loans, the Bank competes with consumer finance companies, credit unions, leasing companies, and other lenders.

   C&F Mortgage Corporation competes for mortgage loans in its market areas with other mortgage companies, commercial banks, and other financial institutions.

   C&F Investment Services and C&F Insurance Services compete with other investment companies, brokerage firms, and insurance companies to provide these services.

   C&F Title Agency competes with other title companies.

Regulation and Supervision

   The Corporation is subject to regulation by the Federal Reserve Bank under the Bank Holding Company Act of 1956. The Corporation is also under the jurisdiction of the Securities and Exchange Commission and certain state securities commissions with respect to matters relating to the offer and sale of its securities. In addition, the Bank is subject to regulation and examination by the State Corporation Commission and the Federal Deposit Insurance Corporation.

ITEM 2.  PROPERTIES
         ----------

   The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation and its subsidiary.

   The Corporation owns the headquarters located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Citizens and Farmers Bank main office branch and office space for the Coorporation's administrative personnel.

   The Corporation owns a building located at Seventh and Main Streets in West Point, Virginia. The building provides space for Citizens and Farmers Bank operations functions and staff. The building was originally constructed prior to 1935 and remodeled by the Corporation in 1991. The two-story building has 20,000 square feet.

   The Corporation also owns a building located at Sixth and Main Streets in West Point, Virginia. The building provides space for Citizens and Farmers Bank loan operations functions and staff. The building was bought and remodeled by the Corporation in 1998. The building has 5,000 square feet.

   Citizens and Farmers Bank owns ten other branch locations in Virginia. Also, the Bank owns several lots in West Point, Virginia, and one other lot in New Kent County, Virginia.

   C&F Mortgage Corporation has nine leased offices, seven in Virginia and two in Maryland. Rental expense for these locations totaled $330,000 for the year ended December 31, 1999.

   All of the Corporation's properties are in good operating condition and are adequate for the Corporation's present and anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

   There are no material pending legal proceedings to which the Corporation is a party or of which the property of the Corporation is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

   No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Corporation through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

   The information contained on pages 43 and 45 of the 1999 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the captions, "Note 18: Quarterly Condensed Statements of Income - Unaudited" and "Investor Information," is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

   The information contained on page 10 of the 1999 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Five Year Financial Summary," is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATION
------------

   The information contained on pages 9 through 23 of the 1999 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operation," is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

   The information contained on pages 14 through 16 of the 1999 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operation," is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------

   The information contained on pages 24 through 44 of the 1999 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the captions, "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

       None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

   The information required by Item 10 with respect to the Directors of the Registrant is contained on pages 3 through 4 of the 2000 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Election of Directors," is incorporated herein by reference.

   The information in the following table pertains to the executive officers of the Corporation.

                Executive Officers of C&F Financial Corporation

       Name (Age)                        Business Experience                             Number of Shares Beneficially
    Present Position                    During Past Five Years                            Owned as of March 21, 2000
-------------------------  ------------------------------------------------     ----------------------------------------------
Larry G. Dillon (47)       President of the Bank since 1989                                       47,634 /(1)/
Chairman, President and
Chief Executive Officer

Gari B. Sullivan (62)      Senior Vice President of the Bank since 1990                            9,451 /(1)/
Secretary

Thomas F. Cherry (31)      Promoted to Senior Vice President of the Bank in                        3,500 /(1)/
Chief Financial Officer    December 1998; Vice President of the Bank from
                           December 1996 to December 1998; Manager with Price
                           Waterhouse, LLP in Norfolk, prior to December 1996

/(1)/ Includes exercisable options of 17,500, 7,167, and 3,300 held by Messrs. Dillon, Sullivan, and Cherry, respectively.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

   The information contained on pages 5 through 7 of the 2000 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Executive Compensation," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP ON CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

   The information contained on page 2 of the 2000 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Principal Holders of Capital Stock," is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   The information contained on page 5 of the 2000 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Interest of Management In Certain Transactions," is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

  14 (a)  Exhibits

          Exhibit No.  3:  Articles of Incorporation and Bylaws

               Articles of Incorporation and Bylaws of C&F Financial Corporation filed as Exhibit Nos. 3.1 and 3.2, respectively, to Form 10KSB filed March 29, 1996, of C&F Financial Corporation is incorporated herein by reference.

          Exhibit No. 10: Material Contracts

          Exhibit No. 13: C&F Financial Corporation 1999 Annual Report to
                          Shareholders

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

  14 (b)  Reports on Form 8-K filed in the fourth quarter of 1999:
          None.

  14 (c) Exhibits to this Form 10-K are either filed as part of this Report or are incorporated herein by reference.

  14 (d) Financial Statements Excluded from Annual Report to Shareholders pursuant to Rule 14a3(b).
          Not applicable.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C&F Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           C&F FINANCIAL CORPORATION



__________________________________                ______________________________
Larry G. Dillon                                   Thomas F. Cherry
Chairman, President and Chief Executive Officer   Senior Vice President and
                                                  Chief Financial Officer

Date: March 21, 2000                              Date: March 21, 2000
----------------------------------                ------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                  Date: March 21, 2000
__________________________________                ------------------------------
J. P. Causey Jr., Director

                                                  Date: March 21, 2000
__________________________________                ------------------------------
James H. Hudson III, Director


                                                  Date: March 21, 2000
__________________________________                ------------------------------
Larry G. Dillon, Director


                                                  Date: March 21, 2000
__________________________________                ------------------------------
William E. O'Connell Jr., Director


                                                  Date: March 21, 2000
__________________________________                ------------------------------
Sture G. Olsson, Director