Form 10-Q
period 2000-03-31
C & F FINANCIAL CORP
filed 2000-05-10
CIK 913341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                          FORM 10-Q

[   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

For the quarterly period ended            March 31, 2000
                              ------------------------------------

[       ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to
                              ------------------   ---------------------

Commission file number               000-23423
                      ------------------------------------------

                            C&F Financial Corporation
    ------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


           Virginia                                               54-1680165
---------------------------------                            -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)


   Eighth and Main Streets                   West Point VA               23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(Issuer's telephone number)                 (804) 843-2360
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable

date:   3,622,924 as of May 10, 2000.
       ------------------------------

                                TABLE OF CONTENTS



Part I - Financial Information                                              Page

Item 1.       Financial Statements

              Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999........................1

              Consolidated Statements of Income -
                  Three months ended March 31, 2000 and 1999..................2

              Consolidated Statements of Shareholders' Equity
                  Three months ended March 31, 2000 and 1999 .................3

              Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 1999..................5

              Notes to Consolidated Financial Statements......................6

Item 2.       Management's Discussion and Analysis .......................... 8

Item 3..      Quantitative and Qualitative Disclosures About Market Risk..... 12


Part II - Other Information

Item 1.       Legal Proceedings .............................................13

Item 2.       Changes in Securities .........................................13

Item 3.       Defaults Upon Senior Securities................................13

Item 4.       Submission of Matters to a Vote of Security Holders ...........13

Item 5.       Other Information .............................................13

Item 6.       Exhibits and Reports on Form 8-K...............................13

Signatures    ...............................................................14

                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)

ASSETS                                                         March 31, 2000        December 31, 1999
------                                                         --------------        -----------------
                                                                 (Unaudited)
Cash and due from banks                                         $     7,736             $    13,424
Interest -bearing deposits in other banks                             2,879                   2,062
                                                                -----------             -----------
      Total cash and cash equivalents                                10,615                  15,486
Securities -available for sale at fair value, amortized
    cost of $32,094 and $32,112, respectively                        30,334                  30,208
Securities-held to maturity at amortized cost,
    fair value of $34,862 and $34,976,
    respectively                                                     34,699                  34,791
Loans held for sale, net                                             12,988                  24,886
Loans, net                                                          214,816                 206,116
Federal Home Loan Bank stock                                          1,585                   1,585
Corporate premises and equipment,
      net of accumulated depreciation                                 8,875                   8,404
Accrued interest receivable                                           2,069                   2,136
Other assets                                                          6,135                   5,629
                                                                -----------             -----------

      Total assets                                              $   322,116             $  329,241
                                                                ===========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest-bearing demand deposits                         $    33,685             $    34,827
   Savings and interest-bearing demand deposits                     120,345                 121,646
   Time deposits                                                    110,468                 104,381
                                                                -----------             -----------
      Total deposits                                                264,498                 260,854
Borrowings                                                           18,230                  30,035
Accrued interest payable                                                729                     567
Other liabilities                                                     2,569                   2,656
                                                                -----------             -----------
      Total liabilities                                             286,026                 294,112
                                                                -----------             -----------

Shareholders' Equity
   Preferred stock ($1.00 par value,
       3,000,000 shares authorized)                                   --                      --
   Common stock ($1.00 par value, 8,000,000
       shares authorized, 3,643,324 and 3,644,456
       shares issued and outstanding at March 31,
       2000 and December 31, 1999, respectively)                      3,643                   3,645
   Additional paid-in capital                                             -                      14
   Retained earnings                                                 33,609                  32,728
   Accumulated other comprehensive (loss)
      net of tax of $598 and $647, respectively                      (1,162)                 (1,257)
                                                                -----------             -----------

      Total shareholders' equity                                     36,090                  35,130
                                                                -----------             -----------

      Total liabilities and
      shareholders' equity                                      $   322,116             $   329,241
                                                                ===========             ===========

The Company's notes are an integral part of the consolidated financial statements.


                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                          (In thousands of dollars, except for per share amounts)
                                                                           Three Months Ended March 31,
                                                                           ----------------------------
Interest Income                                                           2000                   1999
                                                                          ----                   ----
     Interest and fees on loans                                      $       5,101           $       5,004
     Interest on other market investments                                       44                     230
     Interest on securities
         U.S. Treasury Securities                                               20                      49
         U.S. Government agencies and corporations                             238                     163
         Tax-exempt obligations of states and political
             subdivisions                                                      622                     529
         Corporate bonds and other                                             122                     115
                                                                     -------------            ------------
         Total interest income                                               6,147                   6,090

Interest Expense
     Savings and interest-bearing deposits                                     815                     699
     Certificates of deposit, $100,000 or more                                 228                     222
     Other time deposits                                                     1,078                   1,137
     Short-term borrowings and other                                           332                     182
                                                                     -------------           -------------
         Total interest expense                                              2,453                   2,240
                                                                     -------------           -------------

Net interest income                                                          3,694                   3,850

Provision for loan losses                                                       75                     175
                                                                     -------------           -------------

Net interest income after provision for loan losses                          3,619                   3,675

Other Operating Income
     Gain on sale of loans                                                   1,073                   2,164
     Service charges on deposit accounts                                       306                     269
     Other service charges and fees                                            394                     485
     Gain on sale of available for sale securities                             105                      --
     Other income                                                              190                     260
                                                                     -------------           -------------
         Total other operating income                                        2,068                   3,178

Other Operating Expenses
     Salaries and employee benefits                                          2,331                   2,260
     Occupancy expenses                                                        585                     476
     Goodwill amortization                                                      69                      69
     Other expenses                                                            937                   1,003
                                                                     -------------           -------------
         Total other operating expenses                                      3,922                   3,808
                                                                     -------------           -------------

Income before income taxes                                                   1,765                   3,045
Income tax expense                                                             396                     899
                                                                     -------------           -------------
Net Income                                                           $       1,369           $       2,146
                                                                     =============           =============

Per Share Data
Net Income - Basic                                                   $         .38           $         .56
Net Income - Assuming Dilution                                       $         .37           $         .56
Cash Dividends Paid and Declared                                     $         .13           $         .12
Weighted average number of shares and
     common stock equivalents outstanding                                3,678,010               3,861,910

The Company's notes are an integral part of the consolidated financial statements.

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      (Unaudited)
                                           (Amounts in thousands of dollars)

                                                                                             Accumulated
                                            Additional                                          Other
                                 Common       Paid-In      Comprehensive      Retained      Comprehensive
                                  Stock       Capital         Income          Earnings         Income         Total
                                  -----       -------         ------          --------         ------         -----


   Balance January 1, 1999      $  3,867     $   476                         $  31,739        $   565       $  36,647

   Comprehensive Income
     Net income                                             $   2,146            2,146                          2,146
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment(1)                                           (244)                           (244)           (244)
                                                            ---------

   Comprehensive income                                     $   1,902
                                                            =========

   Stock options exercised             2          14                                                               16

   Repurchase of
     common stock                   (235)       (482)                           (3,971)                        (4,688)

   Cash dividends                                                                 (448)                          (448)
                               ---------   ---------                         ---------      ---------       ----------

   Balance March 31, 1999      $   3,634   $       8                         $  29,466      $     321       $  33,429
                               =========   =========                         =========      =========       =========

----------------------------

(1) There were no reclassification adjustments for the three months ended March 31, 1999.




The Company's notes are an integral part of the consolidated financial statements.

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (Amounts in thousands of dollars)
                                                      (Unaudited)


                                                                                             Accumulated
                                            Additional                                          Other
                                 Common       Paid-In      Comprehensive      Retained      Comprehensive
                                  Stock       Capital         Income          Earnings         Income         Total
                                  -----       -------         ------          --------         ------         -----


   Balance January 1, 2000      $  3,645     $    14                         $  32,728        $(1,257)      $  35,130

   Comprehensive Income
     Net income                                             $   1,369            1,369                          1,369
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment
         (See disclosure below)                                    95                              95              95
                                                            ---------

   Comprehensive income                                     $   1,464
                                                            =========

   Stock options exercised             1          17                                                               18

   Repurchase of
     common stock                     (3)        (31)                              (14)                           (48)

   Cash dividends                                                                 (474)                          (474)
                               ---------   ---------                         ---------      ---------       ----------

   Balance March 31, 2000       $  3,643     $  --                           $  33,609     $   (1,162)      $  36,090
                                ========     =======                         =========     ===========      =========

----------------------------

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period              $   164
Less: reclassification adjustment for gains
Included in net income                                              (69)
                                                                  ------
Net unrealized gains on securities                                $  95
                                                                  =====

The Company's notes are an integral part of the consolidated financial statements.

                                 CONSOLIDATED STATEMENTS ON CASH FLOWS
                                              (Unaudited)
                                   (Amounts in thousands of dollars)
                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                            2000                 1999
                                                                            ----                 ----
Cash flows from operating activities:
     Net income                                                       $    1,369           $    2,146
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Depreciation                                                        240                  224
         Amortization of goodwill                                             69                   69
         Provision for loan losses                                            75                  175
         Accretion of discounts and amortization of
              premiums on investment securities, net                         (11)                 (12)
     Proceeds from sale of loans                                          70,319              156,892
         Origination of loans held for sale                              (58,420)            (116,464)
         Change in other assets and liabilities:
           Accrued interest receivable                                        67                  633
           Other assets                                                     (641)                (120)
           Accrued interest payable                                          163                  115
           Other liabilities                                                 (72)              (2,779)
                                                                      ----------           ----------
         Net cash provided by operating activities                        13,158               40,879
                                                                      ----------           ----------

Cash flows from investing activities:
     Proceeds from maturities of investments
         held to maturity                                                    100                  819
     Proceeds from sales and maturities of
         investments available for sale                                      372                9,685
     Purchase of investment securities                                     --                   --
     Purchase of investments available for sale                             (351)              (8,900)
     Net increase in customer loans                                       (8,775)              (1,752)
     Purchase of corporate premises and equipment                           (710)                (370)
                                                                      ----------           ----------
         Net cash used in investing activities                            (9,364)                (518)
                                                                      -----------          ----------

Cash flows from financing activities:
     Net increase (decrease) in demand, interest bearing
         interest-bearing demand and savings deposits                     (2,443)               8,215
     Net increase (decrease) in time deposits                              6,087               (2,001)
     Net decrease in other borrowings                                    (11,805)             (12,870)
     Repurchase of common stock                                              (48)              (4,688)
     Proceeds from exercise of stock options                                  18                   16
     Cash dividends                                                         (474)                (448)
                                                                      -----------          ----------
     Net cash used in financing activities                                (8,665)             (11,776)
                                                                      -----------          -----------

Net increase (decrease) in cash and cash equivalents                      (4,871)              28,585
Cash and cash equivalents at beginning of period                          15,486                8,473
                                                                      ----------           ----------
Cash and cash equivalents at end of period                            $   10,615           $   37,058
                                                                      ==========           ==========

Supplemental disclosure
     Interest paid                                                         2,290           $    2,125
     Income taxes paid                                                        52           $       84


The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in C&F Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
       The consolidated financial statements include the accounts of C&F Financial Corporation ("the Company") and its subsidiary, Citizens and Farmers Bank ("the Bank"), with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

       Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,678,010 and 3,861,910 for the three months ended March 31, 2000 and 1999, respectively.

Note 3

       During the first quarter of 2000 the board of directors of C&F Financial Corporation authorized management to buy up to 10% of the Company's outstanding common stock in the open market at prices that management and the board of directors determine are prudent. The Company will consider current market conditions and the Company's current capital level, in addition to other factors, when deciding whether to repurchase stock.
       During February and March of 2000 the Company repurchased 3,000 shares of its common stock in the open market at prices between $14.625 and $16.50 per share. During March of 1999 the Company repurchased 235,000 shares of its common stock from six shareholders at prices between $19.88 and $20.00 per share in privately negotiated transactions.

Note 4

       On April 10, 2000 Citizens and Farmers Bank opened its tenth branch office at 1167 Jamestown Road in the City of Williamsburg, Virginia.

Note 5

       The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended March 31, 2000 and 1999.

-------------------------------------------------------------------------------------------------------------------
                                                          Period Ended March 31, 2000
                                            Retail         Mortgage
                                            Banking        Banking       Other      Eliminations       Consolidated
-------------------------------------------------------------------------------------------------------------------
Revenues:
Interest income                       $       6,039    $        265    $    --       $     (157)         $   6,147
Gain on sale of loans                            --           1,073         --               --              1,073
Other                                           585             258        151               --                994
------------------------------------------------------------------------------------------------------------------
Total operating income                        6,624           1,596        151             (157)             8,214
------------------------------------------------------------------------------------------------------------------
Expenses:
Interest expense                              2,453             157         --             (157)             2,453
Salaries and employee benefits                1,467             780         84               --              2,331
Other                                         1,082             554         30               --              1,666
------------------------------------------------------------------------------------------------------------------
Total operating expenses                      5,002           1,491        114             (157)             6,450
------------------------------------------------------------------------------------------------------------------
Income before income taxes                    1,622             105         38               --              1,765
------------------------------------------------------------------------------------------------------------------
Total assets                                317,441          14,219         23           (9,567)           322,116
Capital expenditures                  $         681    $         29    $    --       $       --          $     710
------------------------------------------------------------------------------------------------------------------
                                                          Period Ended March 31, 1999
                                            Retail         Mortgage
                                            Banking        Banking       Other      Eliminations       Consolidated
-------------------------------------------------------------------------------------------------------------------
Revenues:
Interest income                       $       5,927    $        578    $  --         $     (415)         $   6,090
Gain on sale of loans                           --            2,164       --                 --              2,164
Other                                           441             394        179               --              1,014
------------------------------------------------------------------------------------------------------------------
Total operating income                        6,367           3,136        179             (415)             9,267
------------------------------------------------------------------------------------------------------------------
Expenses:
Interest expense                              2,240             415         --             (415)             2,240
Salaries and employee benefits                1,152           1,039         69               --              2,260
Other                                         1,025             662         36               --              1,723
------------------------------------------------------------------------------------------------------------------
Total operating expenses                      4,417           2,116        105             (415)             6,223
------------------------------------------------------------------------------------------------------------------
Income before income taxes                    1,951           1,020         74               --              3,045
------------------------------------------------------------------------------------------------------------------
Total assets                                305,814          26,150         44          (23,742)           308,266
Capital expenditures                  $         300    $         70    $    --       $       --          $     370
------------------------------------------------------------------------------------------------------------------

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

Overview

         Net income for the three months ended March 31, 2000 was $1,369,000 compared to $2,146,000 for the same period of 1999. Earnings per diluted share were $.37 for the three months ended March 31, 2000 compared to $.56 per diluted share for the same period of 1999. Included in earnings for the first quarter of 1999 was $370,000 in interest income (after taxes) resulting from the payoff of a non-accrual loan which had been on the Bank's books for the past several years. Excluding this interest income, net income decreased 23% and earnings per share decreased 17% over the first quarter of 1999.
         Profitability, as measured by the Company's annualized return on average assets (ROA), decreased to 1.73% for the three months ended March 31, 2000, down from 2.80% for the same period of 1999. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended March 31, 2000 was 15.45%, compared to 23.75% for the three months ended March 31, 1999. Excluding the one-time interest income mentioned above, ROA and ROE was 2.32% and 19.66%, respectively, for the three months ended March 31, 1999.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended March 31, 2000 was $3.7 million, an increase of $404,000, or 1.2%, from $3.3 million, excluding the one-time interest income of approximately $560,000 before taxes, for the three months ended March 31, 1999. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $297.9 million for the three months ended March 31, 2000 compared to $289.1 million for the same period in 1999 and an increase in the net interest margin on a taxable equivalent basis to 5.43% for the three months ended March 31, 1999 from 4.98% for the same period in 1999.

         The increase in average earning assets is a result of the increase in the average balance of loans held in the Bank's portfolio and an increase in the average balance of investment securities offset by a decrease in the average balance of loans held for sale by C&F Mortgage Corporation and a decrease in interest bearing deposits in other institutions. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from an increased emphasis on commercial and consumer lending. The increase in the average balance of the securities portfolio and the decrease in interest bearing balances in other institutions was a result of excess funds that were deposited in other institutions being invested in loans and securities during the second and third quarters of 1999. During the fourth quarter of 1998 and the first quarter of 1999 interest rates were at the lowest levels in years. As a result, numerous securities were called and the excess cash was deposited in interest bearing accounts the Federal Home Loan Bank. As rates began to rise in 1999, funds that were not being invested in loans were reinvested in securities.

         The decrease in loans held for sale is a result of decreased production at C&F Mortgage due to increasing interest rates during the first quarter of 2000. Loans closed at C&F Mortgage Corporation for the three months ended March 31, 2000 were $58,420,000 compared to $116,374,000 for the comparable period in 1999. Loans sold during the first quarter of 2000 were $70,322,000 compared to $156,999,000 for the first quarter of 1999

         The increase in the Company's net interest margin on a taxable equivalent basis to 5.43% for the first three months of 2000 from 4.98% for the same period in 1999 was a result of an increase in the yield on interest earning assets to 8.73% for the first quarter of 2000 from 8.07% for the same period in 1999. The cost of funds for the first quarter of 2000 was flat compared to the first quarter of 1999. The increase in the yield on interest earning assets was a result of an increase in the yield on loans held by the Bank, a decrease in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation and a decrease in the significantly lower yielding deposits at the Federal Home Loan Bank. The increase in the yield on loans held by the Bank is a result of the rising interest rate environment

         The cost of funds for the Company remained relatively flat for the first quarter of 2000 compared to the first quarter of 1999. A decrease in the cost of deposits for the first quarter of 2000 was offset by an increase in the cost of borrowings from the FHLB. The decrease in the cost of deposits was mainly a result of the increase in the average balance of lower yielding interest checking accounts as a percentage of total average interest bearing deposits. The increase in the cost of borrowings was a result of higher cost funds from the FHLB resulting from the rising interest rate environment

Non-Interest Income

         Non-interest income decreased $1,110,000, or 35%, for the three months ended March 31, 1999 from the same period of 1998. The majority of this decrease was a result of a $1,091,000 decrease in the gain on sale of loans due to the decrease in volume of loans sold by C&F Mortgage Corporation. Loans sold during the first quarter of 2000 amounted to $70,322,000 compared to $156,999,000 for the first quarter of 1999.

Non-Interest Expense

         Non-interest expense increased $114,000, or 3%, for the three month period ended March 31, 2000 from the same period in 1999. This increase is mainly attributable to an additional branch office at the Bank, the creation of Citizens and Commerce Bank, a division of the Bank, in the fourth quarter of 1999 and the overall growth in the Company offset by a decrease in salaries expense at C&F Mortgage Corporation.

Year 2000 Issue

         The Y2K issue involved the risk that computer programs and computer systems would not be able to perform without interruption into the year 2000. If computer systems did not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could have failed or created erroneous results. All computer programs and systems at the Corporation operated without problems when the date changed from December 31, 1999 to January 2000. While the Corporation will continue to monitor computer programs and systems, no problems are expected.

         To date the Corporation has expensed $150,000 related with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Corporation's consolidated financial statements.

Income Taxes

         Applicable income taxes on earnings for the first three months of 2000 amounted to $396,000 resulting in an effective tax rate of 22.4% compared to $899,000, or 29.5%, for the same period in 1999. The decrease in the effective tax rate for the quarter is a result of the increase in earnings subject to no taxes, such as certain loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income. This increase is primarily a result of the decrease in income at C&F Mortgage Corporation.


Asset Quality-Allowance /Provision For Loan Losses

         The Company had $75,000 in provision expense for the first three months of 2000 compared to $175,000 for the same period in 1999. Loans charged off amounted to $12,000 for the three months ended March 31, 1999 and $300 for the same period of 1999. Recoveries amounted to $700 and $16,000 for the three months ended March 31, 2000 and 1999, respectively. The allowance for loan losses was $3.4 million and $3.3 million at March 31, 2000 and December 31, 1999, respectively. The allowance approximates 1.54% and 1.60% of total loans outstanding at March 31, 2000 and December 31, 1999, respectively. Management feels that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

         Total non-performing assets, which consist of the Company's non-accrual loans were $73,000 at March 31, 2000 compared to $49,000 at December 31, 1999.


FINANCIAL CONDITION

Summary

         At March 31, 2000, the Company had total assets of $322.1 million compared to $329.2 million at December 31, 1999.

Loan Portfolio

         At March 31, 2000, loans held for sale amounted to $12.9 million compared to $24.9 million at December 31, 1999. The decrease in the balance from December 31, 1999 is a result of a decrease in originations from $84,000,000 for the fourth quarter of 1999 to $58,000,000 for the first quarter of 2000. The decrease in originations for the first quarter of 2000 is a result of an increase in interest rates for the first quarter of 2000 as compared to the fourth quarter of 1999.

         The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                            March 31, 2000                      December 31, 1999
                                                            (Dollars in Thousands)
                                        Amount           Percent             Amount           Percent
                                        ------           -------             ------           -------
Real estate - mortgage              $      90,472         41%              $    90,947         43%
Real estate - construction                  8,810          4                     7,980          4
Commercial, financial and
   agricultural                            97,699         45                    89,139         42
Equity lines                               10,313          5                    10,272          5
Consumer                                   11,913          5                    12,091          6
                                    -------------       ------             -----------        ---
Total loans                               219,207        100%                  210,429        100%
                                                         ====                                 ====
Less unearned loan fees                    (1,026)                              (1,011)
Less allowance for possible
     loan losses                           (3,365)                              (3,302)
                                    -------------                          -----------
Total loans, net                    $     214,816                          $   206,116
                                    =============                          ===========

Investment Securities

         At March 31, 2000, total investment securities were $65,033,000 million compared to $64,999,000 at December 31, 1999. Securities of U.S. Government agencies and corporations represent 20% of the total securities portfolio, obligations of state and political subdivisions were 70%, U.S. Treasury securities were 2%, and preferred stocks were 8% at March 31, 2000.

Deposits

         Deposits totaled $264.5 million at March 31, 2000 compared to $260.9 million at December 31, 1999. Non-interest bearing deposits totaled $33.7 million at March 31, 2000 compared to $34.8 million at December 31, 1999.

Liquidity

         At March 31, 2000, cash, securities classified as available for sale and interest-bearing deposits were 13.9% of total earning assets. Asset liquidity is also provided by managing the investment maturities.
         Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.

Capital Resources

      The Company's Tier I capital ratio was 14.4% at March 31, 2000 compared to 14.0% at December 31, 1999. The total risk-based capital ratio was 15.6% at March 31, 1999 compared to 15.2% at December 31, 1999. These ratios are in excess of the mandated minimum requirements. The increase in the Tier I capital ratio and the total risked based capital ratio was a result of the current quarter's earnings.
      Shareholders' equity was $36.1 million at the end of the first quarter of 2000 compared to $35.1 million at December 31, 1999. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 2000, the Company's leverage ratio was 11.4% compared to 11.3% at December 31, 1999. Each of these exceeds the required minimum leverage ratio of 4%. The increase in the leverage ratio is a result of the current quarter's earnings.

New Accounting Pronouncements

      There have been no significant pronouncements since the December 31, 1999 Form 10 K was filed.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There  have  been  no  significant   changes  from  the  quantitative  and
qualitative disclosures made in the December 31, 1999 Form 10 K.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which property of the Company is subject.


ITEM 2.  CHANGES IN SECURITIES - Inapplicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Inapplicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         C&F Financial Corporation's Annual Shareholders Meeting was held on April 18, 2000.

(a) Larry G. Dillon and James H. Hudson III were elected as Class I Directors to the Board of Directors until the 2003 Annual Meeting of Shareholders.

(b)   The Amendment of the Company's 1994 Incentive Stock Plan was approved.

(c) Yount, Hyde & Barbour, P.C. was appointed as independent auditors of the Company for 2000.


ITEM 5.  OTHER INFORMATION - Inapplicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

              On March 30, 2000 a report on Form 8-K was filed to announce the Company's Stock Repurchase Plan.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               C&F FINANCIAL CORPORATION
                                                     (Registrant)




Date        May 10, 2000               /s/ Larry G. Dillon
        ---------------------          ---------------------------------------
                                       Larry G. Dillon, Chairman and President



Date        May 10, 2000               /s/ Thomas F. Cherry
        ---------------------          ---------------------------------------
                                       Thomas F. Cherry, Chief Financial Officer