Form 10-Q
period 2000-06-30
C & F FINANCIAL CORP
filed 2000-08-10
CIK 913341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

For the quarterly period ended    June 30, 2000
                                ------------------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ____________________________to__________________

Commission file number        000-23423
                       ---------------------------------------------------------

                            C&F Financial Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


          Virginia                                         54-1680165
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                         Identification No.)


 Eighth and Main Streets            West Point VA                   23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

(Issuer's telephone number)   (804) 843-2360
                           -----------------------------------------------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [ x ] Yes  [  ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,590,784 as of August 8, 2000.
                                                 -------------------------------

                               TABLE OF CONTENTS



Part I - Financial Information                                           Page
------------------------------                                           ----

Item 1.                                           Financial Statements

             Consolidated Balance Sheets -
             June 30, 2000 and December 31, 1999.......................... 1

             Consolidated Statements of Income -
             Three months and six months ended June 30, 2000 and 1999..... 2

             Consolidated Statements of Shareholders' Equity
             Six months ended June 30, 2000 and 1999...................... 3

             Consolidated Statements of Cash Flows -
             Six months ended June 30, 2000 and 1999...................... 5

             Notes to Consolidated Financial Statements................... 6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operation..................................... 9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...14


Part II - Other Information
-----------------------------

Item 1.      Legal Proceedings............................................14

Item 2.      Changes in Securities........................................14

Item 3.      Defaults Upon Senior Securities..............................14

Item 4.      Submission of Matters to a Vote of Security Holders..........14

Item 5.      Other Information............................................15

Item 6.      Exhibits and Reports on Form 8-K.............................15

Signatures................................................................16

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                                     June 30, 2000   December 31, 1999
---------------------------------------------------------  --------------  ------------------
                                                            (Unaudited)
Cash and due from banks                                         $ 10,196            $ 13,424
Interest -bearing deposits in other banks                          3,660               2,062
                                                                --------            --------
   Total cash and cash equivalents                                13,856              15,486
Securities -available for sale at fair value, amortized
 cost of $32,435 and $32,112, respectively                        30,553              30,208
Securities-held to maturity at amortized cost,
 fair value of $34,371 and $34,976,
 respectively                                                     34,158              34,791
Loans held for sale, net                                          20,977              24,886
Loans, net                                                       224,415             206,116
Federal Home Loan Bank stock                                       1,585               1,585
Corporate premises and equipment,
     net of accumulated depreciation                               8,988               8,404
Accrued interest receivable                                        2,212               2,136
Other assets                                                       6,279               5,629
                                                                --------            --------

   Total assets                                                 $343,023            $329,241
                                                                ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits
 Non-interest-bearing demand deposits                           $ 36,997            $ 34,827
 Savings and interest-bearing demand deposits                    113,841             121,646
 Time deposits                                                   119,512             104,381
                                                                --------            --------
   Total deposits                                                270,350             260,854
Borrowings                                                        33,104              30,035
Accrued interest payable                                             718                 566
Other liabilities                                                  2,766               2,656
                                                                --------            --------
   Total liabilities                                             306,938             294,111
                                                                --------            --------

Shareholders' Equity
 Preferred stock ($1.00 par value,
   3,000,000 shares authorized)                                       --                  --
 Common stock ($1.00 par value, 8,000,000
   shares authorized, 3,590,784 and 3,644,456
   shares issued and outstanding at June 30,
   2000 and December 31, 1999, respectively)                       3,591               3,645
 Additional paid-in capital                                            -                  14
 Retained earnings                                                33,737              32,728
 Accumulated other comprehensive loss
   net of tax of $640 and $647, respectively                      (1,243)             (1,257)
                                                                --------            --------

   Total shareholders' equity                                     36,085              35,130
                                                                --------            --------

   Total liabilities and
   shareholders' equity                                         $343,023            $329,241
                                                                ========            ========

The Company's notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
            (In thousands of dollars, except for per share amounts)



                                                         Three Months Ended       Six Months Ended
                                                       ----------------------  ----------------------
                                                              June 30,                June 30,
                                                       ----------------------  ----------------------
Interest Income                                              2000        1999        2000        1999
                                                       ----------  ----------  ----------  ----------
  Interest and fees on loans                           $    5,437  $    4,505  $   10,538  $    9,509
  Interest on other market investments
     and fed funds                                             36         173          80         404
  Interest on investment securities
     U.S. Treasury Securities                                  20          20          40          69
     U.S. Government agencies and corporations                239         200         477         363
     Tax-exempt obligations of states and political
       subdivisions                                           616         587       1,238       1,116
     Corporate bonds and other                                113         107         235         221
                                                       ----------  ----------  ----------  ----------
     Total interest income                                  6,461       5,592      12,608      11,682

Interest Expense
  Savings and interest-bearing deposits                       798         744       1,613       1,443
  Certificates of deposit, $100,000 or more                   304         216         531         438
  Other time deposits                                       1,193       1,116       2,272       2,253
  Short-term borrowings and other                             404         131         736         313
                                                       ----------  ----------  ----------  ----------
     Total interest expense                                 2,699       2,207       5,152       4,447

Net interest income                                         3,762       3,385       7,456       7,235

Provision for loan losses                                     100          75         175         250
                                                       ----------  ----------  ----------  ----------

Net interest income after provision for loan losses         3,662       3,310       7,281       6,985

Other Operating Income
  Gain on sale of loans                                     1,214       1,719       2,287       3,883
  Service charges on deposit accounts                         323         273         630         542
  Other service charges and fees                              534         625         927       1,110
  Other income                                                235         328         529         588
                                                       ----------  ----------  ----------  ----------
     Total other operating income                           2,306       2,945       4,373       6,123

Other Operating Expenses
  Salaries and employee benefits                            2,417       2,403       4,748       4,663
  Occupancy expenses                                          624         521       1,208         997
  Goodwill amortization                                        69          69         137         138
  Other expenses                                            1,039       1,099       1,977       2,101
                                                       ----------  ----------  ----------  ----------
     Total other operating expenses                         4,149       4,092       8,070       7,899

Income before income taxes                                  1,819       2,163       3,584       5,209
Income tax expense                                            421         529         817       1,429
                                                       ----------  ----------  ----------  ----------
Net Income                                             $    1,398  $    1,634  $    2,767  $    3,780
                                                       ==========  ==========  ==========  ==========

Per Share Data
Net Income - Basic                                     $      .38  $      .45  $      .76  $     1.02
Net Income - Assuming Dilution                                .38  $      .44         .75  $     1.00
Cash Dividends Paid and Declared                              .13  $      .12         .26  $      .24
Weighted average number of shares and
  common stock equivalents outstanding                  3,652,452   3,698,418   3,665,231   3,780,164

The Company's notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                       (Amounts in thousands of dollars)



                                                                                Accumulated
                                       Additional                                   Other
                             Common     Paid-In     Comprehensive   Retained    Comprehensive
                             Stock      Capital        Income       Earnings       Income      Total
                             -----      -------        -------      --------       ------      -----
 Balance January 1, 1999     $3,867       $ 476                     $31,739        $ 565       $36,647

 Comprehensive Income
  Net income                                            $3,780        3,780                      3,780
  Other comprehensive
   income, net of tax
     Unrealized gain on
     securities, net of
     reclassification
     adjustment1                                          (527)                     (527)        (527)
                                                        --------

 Comprehensive income                                   $3,253
                                                        ========

 Stock options exercised         15         129                                                   144

 Repurchase of
  Common Stock                 (235)       (482)                     (3,971)                   (4,688)

 Cash dividends                                                        (886)                     (886)
                             ------       -----                     -------        -----     --------
 Balance June 30, 1999       $3,647       $ 123                     $30,662        $  38      $34,470
                             ======       =====                     =======        =====     ========


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

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (Amounts in thousands of dollars)
                                  (Unaudited)



                                                                                Accumulated
                                       Additional                                   Other
                             Common     Paid-In     Comprehensive   Retained    Comprehensive
                             Stock      Capital        Income       Earnings       Income      Total
                             -----      -------        -------      --------       ------      -----
 Balance January 1, 2000      $3,645     $ 14                       $32,728      $(1,257)     $35,130

 Comprehensive Income
  Net income                                           $2,767         2,767                     2,767
  Other comprehensive
   income, net of tax
     Unrealized gain on
     securities, net of
     reclassification
     adjustment
     (See disclosure below)                                14                         14           14
                                                       ------

 Comprehensive income                                  $2,781
                                                       ======

 Stock options exercised           7       64                                                      71

 Repurchase of
  common stock                   (61)     (78)                         (814)                     (953)

 Cash dividends                                                        (944)                     (944)
                              ------   ------                       --------    --------     --------

 Balance June 30, 2000        $3,591   $ --                         $33,737      $(1,243)     $36,085
                              ======   ======                       =======     ========     ========


----------------------------

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period     $   87
Less: reclassification adjustment for gains
Included in net income                                    (73)
                                                       ------
Net unrealized gains on securities                     $   14
                                                       ======




The Company's notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               2000           1999
                                                            ---------      ---------
Cash flows from operating activities:
  Net income                                                $   2,767   $   3,780
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                                 509         455
     Amortization of goodwill                                     137         138
     Provision for loan losses                                    175         250
     Accretion of discounts and amortization of
       premiums on investment securities, net                     (23)        (41)
     Proceeds from sale of loans                              146,402     285,138
     Origination of loans held for sale                      (142,493)   (257,722)
     Change in other assets and liabilities:
      Accrued interest receivable                                 (76)        435
      Other assets                                               (836)       (379)
      Accrued interest payable                                    152          11
      Other liabilities                                           151      (3,289)
                                                            ---------   ---------
     Net cash provided by operating activities                  6,865      28,776
                                                            ---------   ---------

Cash flows from investing activities:
  Proceeds from maturities and calls of investments
     held to maturity                                             650       1,227
  Proceeds from sales, maturities, and calls of
     investments available for sale                               372      10,185
  Purchase of investments available for sale                     (690)    (16,155)
  Net increase in customer loans                              (18,473)    (11,974)
  Purchase of corporate premises and equipment                 (1,093)     (1,282)
  Sale of Federal Home Loan Bank stock                            --          121
                                                            ---------   ---------
     Net cash used in investing activities                    (19,234)    (17,878)
                                                            ---------   ---------

Cash flows from financing activities:
  Net(decrease)  increase in demand,
     interest-bearing demand and savings deposits              (5,635)      5,871
  Net (decrease) increase in time deposits                     15,131        (864)
  Net (decrease) increase in other borrowings                   3,069     (12,625)
  Proceeds from exercise of stock options                          71         144
  Repurchase of common stock                                     (953)     (4,688)
  Cash dividends                                                 (944)       (886)
                                                            ---------   ---------
     Net cash provided by (used in) financing activities       10,739     (13,048)
                                                            ---------   ---------

Net (decrease) in cash and cash equivalents                    (1,630)     (2,150)
Cash and cash equivalents at beginning of period               15,486       8,473
                                                            ---------   ---------
Cash and cash equivalents at end of period                  $  13,856   $   6,323
                                                            =========   =========

Supplemental disclosure
  Interest paid                                             $   5,001   $   4,436
  Income taxes paid                                         $     545   $   1,457

The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

   These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-K for the year ended December 31, 1999.

   The consolidated financial statements include the accounts of C&F Financial Corporation ("the Company") and its subsidiary, Citizens and Farmers Bank ("the Bank") with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

   Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,652,452 and 3,698,418 for the three months ended June 30, 2000 and 1999, respectively, and 3,665,231 and 3,780,164 for the six months ended June 30, 2000 and 1999, respectively.

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

   During the first quarter of 2000 the Company repurchased 3,000 shares of its common stock in the open market at prices between $14.625 and $16.50 per share. The Company repurchased 58,000 shares of its common stock in the open market during the second quarter of 2000 at prices between $12.375 and $17.00 per share. During March of 1999 the Company repurchased 235,000 shares of its common stock from six shareholders at prices between $19.88 and $20.00 per share in privately negotiated transactions.

Note 4

   The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended June 30, 2000 and 1999.



                                                Three Months Ended June 30, 2000
                                      Retail   Mortgage
                                     Banking   Banking   Other  Eliminations   Consolidated
                                     --------  --------  -----  -------------  ------------
Revenues:
Interest income                      $  6,347   $   313   $ --      $   (199)      $  6,461
Gain on sale of loans                      --     1,214     --            --          1,214
Other                                     566       315    211            --          1,092
-------------------------------------------------------------------------------------------
Total operating income                  6,913     1,842    211          (199)         8,767
-------------------------------------------------------------------------------------------
Expenses:
Interest expense                        2,699       199     --          (199)         2,699
Salaries and employee benefits          1,461       842    114            --          2,417
Other                                   1,215       580     37            --          1,832
-------------------------------------------------------------------------------------------
Total operating expenses                5,375     1,621    151          (199)         6,948
-------------------------------------------------------------------------------------------
Income before income taxes              1,538       221     60            --          1,819
-------------------------------------------------------------------------------------------
Total assets                          337,609    22,268     48       (16,902)       343,023
Capital expenditures                 $    340   $    43   $ --      $     --       $    383


                                                Three Months Ended June 30, 1999
                                      Retail   Mortgage
                                     Banking   Banking   Other  Eliminations   Consolidated
                                     --------  --------  -----  ------------   ------------
Revenues:
Interest income                      $  5,498   $   435   $ --      $   (341)      $  5,592
Gain on sale of loans                      --     1,719     --            --          1,719
Other                                     468       530    228            --          1,226
-------------------------------------------------------------------------------------------
Total operating income                  5,966     2,684    228          (341)         8,537
-------------------------------------------------------------------------------------------
Expenses:
Interest expense                        2,207       341     --          (341)         2,207
Salaries and employee benefits          1,291     1,033     79            --          2,403
Other                                   1,052       667     45            --          1,764
-------------------------------------------------------------------------------------------
Total operating expenses                4,550     2,041    124          (341)         6,374
-------------------------------------------------------------------------------------------
Income before income taxes              1,416       643    104            --          2,163
-------------------------------------------------------------------------------------------
Total assets                          303,859    39,287     54       (35,493)       307,707
Capital expenditures                 $    847   $    65   $ --      $     --       $    912


                                               Six Months Ended June 30, 2000
                                    Retail   Mortgage
                                   Banking   Banking   Other  Eliminations   Consolidated
                                   --------  --------  -----  -------------  ------------
Revenues:
Interest income                    $ 12,386   $   578   $ --      $   (356)      $ 12,608
Gain on sale of loans                    --     2,287     --            --          2,287
Other                                 1,151       573    362            --          2,086
-----------------------------------------------------------------------------------------
Total operating income               13,537     3,438    362          (356)        16,981
-----------------------------------------------------------------------------------------
Expenses:
Interest expense                      5,152       356     --          (356)         5,152
Salaries and employee benefits        2,928     1,622    198            --          4,748
Other                                 2,298     1,133     66            --          3,497
-----------------------------------------------------------------------------------------
Total operating expenses             10,378     3,111    264          (356)        13,397
-----------------------------------------------------------------------------------------
Income before income taxes            3,159       327     98            --          3,584
-----------------------------------------------------------------------------------------
Total assets                        337,609    22,268     48       (16,902)       343,023
Capital expenditures               $  1,021   $    72   $ --      $     --       $  1,093



                                                Six Months Ended June 30, 1999
                                    Retail   Mortgage
                                   Banking   Banking   Other  Eliminations   Consolidated
                                   --------  --------  -----  ------------   ------------
Revenues:
Interest income                    $ 11,425   $ 1,013   $ --      $   (756)      $ 11,682
Gain on sale of loans                    --     3,883     --            --          3,883
Other                                   909       924    407            --          2,240
-----------------------------------------------------------------------------------------
Total operating income               12,334     5,820    407          (756)        17,805
-----------------------------------------------------------------------------------------
Expenses:
Interest expense                      4,447       756     --          (756)         4,447
Salaries and employee benefits        2,443     2,072    148            --          4,663
Other                                 2,077     1,329     80            --          3,486
-----------------------------------------------------------------------------------------
Total operating expenses              8,967     4,157    228          (756)        12,596
-----------------------------------------------------------------------------------------
Income before income taxes            3,367     1,663    179            --          5,209
-------------------------------------------------------------------------------- --------
Total assets                        303,859    39,287     54       (35,493)       307,707
Capital expenditures               $  1,147   $   135   $ --      $     --       $  1,282

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


Overview

     Net income decreased 14.4% to $1,398,000 for the three months ended June 30, 2000 compared to $1,634,000 for the same period of 1999. Earnings per share were $.38 for the three month period, down 13.6% from $.44 per share for the three months ended June 30, 1999. Net income for the first six months ended June 30, 2000 was $2,767,000 compared to $3,780,000 for the same period of 1999. Included in earnings for the first six months of 1999 is $370,000 in interest income (after taxes) which was collected in February 1999 resulting from the payoff of a non-accrual loan which had been on the Bank's books for the past several years. Excluding this interest income, net income decreased 18.9% and earnings per share decreased 16.7% over the six months ended June 30, 1999.

     Profitability as measured by the Company's annualized return on average assets (ROA) was 1.72% for the three months ended June 30, 2000 compared to 2.15% for the same period of 1999. For the first six months of 2000 ROA was 1.72% compared to 2.23%, excluding the one-time interest income, for the first six months of 1999. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended June 30, 2000 was 15.52% compared to 19.09% for the three months ended June 30, 1999. For the first six months of 2000 ROE was 15.48% compared to 19.38%, excluding the one-time interest income, for the first six months of 1999.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended June 30, 2000 was $3.8 million, an increase of $377,000, or 11%, from $3.4 million for the three months ended June 30, 1999. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $308.5 million for the three months ended June 30, 2000 compared to $286.7 million for the same period in 1999 and an increase in the net interest margin on a taxable equivalent basis to 5.33% for the quarter ended June 30, 2000 from 5.18% for the same quarter in 1999.

     The increase in average earning assets is a result of the increase in the average balance of loans held in the Bank's portfolio and an increase in the average balance of investment securities offset by a decrease in the average balance of loans held for sale by C&F Mortgage Corporation, a decrease in interest bearing deposits in other institutions and a decrease in fed funds sold. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from an increased emphasis on commercial and consumer lending. The increase in the average balance of the securities portfolio and the decrease in interest bearing balances in other institutions and fed funds sold was a result of those excess funds being invested in loans and securities during the second and third quarters of 1999. During the fourth quarter of 1998 and the first quarter of 1999 interest rates were at the lowest levels in years. As a result, numerous securities were called and the excess funds were deposited in interest bearing accounts at the Federal Home Loan Bank or sold as fed funds. When rates began to rise during the second and third quarters of 1999, those funds that were not used to support growth in the loan portfolio were invested in securities.

     The decrease in loans held for sale is a result of decreased production at C&F Mortgage Corporation due to increasing interest rates during the first half of 2000. Loans closed at C&F Mortgage Corporation for the three months ended June 30, 2000 were $84,072,000 compared to $141,618,000 for the comparable period in 1999. Loans sold during the second quarter of 2000 were $75,953,000 compared to $128,511,000 for the second quarter of 1999.

     The increase in the company's net interest margin on a taxable equivalent basis for the three months ended June 30, 2000 compared to the same period in 1999 was a result of an increase in the yield on interest earning assets to 8.83% for the second quarter of 2000 from 8.26% for the same period in 1999 offset by an increase in the cost of funds to 4.21% for the second quarter of 2000 compared to 3.89% for the same period in 1999. The increase in the yield on interest earning assets is a result of an increase in the yield on loans held by the Bank, a decrease in the average balance of lower yielding loans held for sale at C&F Mortgage corporation and a decrease in the significantly lower yielding, deposits at the Federal Home Loan Bank (FHLB) offset by a small decrease in the yield on the securities portfolio. The increase in the yield on loans held by the Bank is a result of the rising interest rate environment. The decrease in the yield on the securities portfolio is a result of the fact that the investments that were purchased during 1999 yielded less than those securities which were called during 1999. The increase in the cost of funds is a result of an increase in rates paid on certificates of deposit and an increase in the rates paid and average balance of higher cost borrowings from the FHLB.

     Net interest income for the six months ended June 30, 2000 was $7.5 million, an increase of $781,000, or 11.7%, from $6.7 million, excluding the one-time interest income of approximately $560,000 before taxes, for the six months ended June 30, 1999. The increase in net interest income is a result of an increase in the average balance of interest earning assets and an increase in the net interest margin on a taxable equivalent basis to 5.38% for the six months ended June 30, 2000 from 5.08% for the first six months of 1999.

     The average balance of interest earning assets increased $15.3 million to $303.2 million for the first six months of 2000 from $287.9 million for the first six months of 1999. The increase in average earning assets is a result of an increase in the average balance of the Bank's loan portfolio and securities portfolio offset by a decrease in the average balance of loans held for sale by C&F Mortgage Corporation and a decrease in the average balance in interest earning deposits in other banks and fed funds sold. The increase in the Bank's loan portfolio is the result of increased loan demand.

     The decrease in loans held for sale is a result of decreased production at C&F Mortgage Corporation due to increasing interest rates during the first half of 2000. Loans closed at C&F Mortgage Corporation for the six months ended June 30, 2000 were $142,493,000 compared to $257,722,000 for the comparable period in 1999. Loans sold during the first half of 2000 were $146,402,000 compared to $285,138,000 for the first half of 1999.

     The increase in the company's net interest margin on a taxable equivalent basis for the six months ended June 30, 2000 compared to the same period in 1999 was a result of an increase in the yield on interest earning assets to 8.78% for the first half of 2000 from 8.17% for the same period in 1999 offset by an increase in the cost of funds to 4.08% for the first half of 2000 compared to 3.93% for the same period in 1999. The increase in the yield on interest earning assets is a result of an increase in the yield on loans held by the Bank, a decrease in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation and a decrease in the significantly lower yielding deposits at the Federal Home Loan Bank (FHLB) offset by a small decrease in the yield on the securities portfolio. The increase in the yield on loans held by the Bank is a result of the rising interest rate environment. The decrease in the yield on the securities portfolio is a result of the fact that the investments that were purchased during 1999 yielded less than those securities which were called during 1999. The increase in the cost of funds is a result of an increase in rates paid on certificates of deposit and an increase in the rates paid and average balance of higher cost borrowings from the FHLB.

Non-Interest Income

     Other operating income decreased $639,000, or 21.7%, to $2,306,000 for the second quarter of 2000 from $2,945,000 for the second quarter of 1999. Other operating income decreased $1,750,000, or 28.6%, to $4,373,000 for the first six months of 2000 from $6,123,000 for the first six months of 1999. The decrease in other income is mainly attributed to a decrease in gain on sale of loans resulting from decrease in volume of loans sold by C&F Mortgage Corporation

Non-Interest Expense

     Other operating expenses increased $57,000, or 1.4%, to $4,149,000 for the second quarter of 2000 from $4,092,000 for the second quarter of 1999. Other operating expenses increased $171,000, or 2.2%, to $8,070,000 for the first six months of 2000 from $7,899,000 for the first six months of 1999. This increase is mainly attributable to an additional branch office at the Bank, during the first half of 2000, the creation of Citizens and Commerce Bank, a division of the Bank, in the fourth quarter of 1999 and the overall growth of the Bank offset by a decrease in salaries expense at C&F Mortgage Corporation.

Year 2000 Issue

     The Y2K issue involved the risk that computer programs and computer systems would not be able to perform without interruption into the year 2000. If computer systems did not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. All computer programs and systems at the Company operated without problems when the date changed from December 31, 1999 to January 2000. While the Company will continue to monitor computer programs and systems, no problems are expected.

     The Company, to date, has expensed $150,000 related to the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Company's consolidated financial statements.

Income Taxes

     Income tax expense for the three months ended June 30, 2000 amounted to $421,000, resulting in an effective tax rate of 23.1% compared to $529,000, or 24.5%, for the three months ended June 30, 1999. Income tax expense for the six months ended June 30, 2000 amounted to $817,000, resulting in an effective tax rate of 22.8% compared to $1,429,000, or 27.4%, for the six months ended June 30, 1999. The decrease in the effective tax rate for the quarter and for the six months is a result of the increase in earnings subject to no taxes, such as loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income. This increase in earnings subject to no taxes as a percentage of total income is primarily a result of the decrease in income at C&F Mortgage Corporation.

Asset Quality-Allowance /Provision For Loan Losses

     The Company had $175,000 in provision expense for the first six months of 2000 and $250,000 for the first six months of 1999. Loans charged off amounted to $26,000 for the six months ended June 30, 2000 and $6,000 for the same period in 1999. Recoveries amounted to $2,000 and $18,000 for the six months ended June 30, 2000 and 1999, respectively. The allowance for loan losses was $3.5 million at June 30, 2000 and $3.3 million at December 31, 1999. The allowance approximates 1.51% and 1.57% of total loans outstanding at June 30, 2000 and December 31, 1999. Management feels that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

     Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned was $288,000 at June 30, 2000 compared to $49,000 at December 31, 1999.

FINANCIAL CONDITION

Summary

     At June 30, 2000, the Company had total assets of $343.0 million compared to $329.2 million at December 31, 1999.

Interest-Bearing Deposits in Other Banks and Fed Funds

     At June 30, 2000, interest-bearing deposits in other banks and fed funds amounted to $3,660,000 compared to $2,062,000 at December 31, 1999.

Loan Portfolio

     At June 30, 2000, loans held for sale amounted to $20.9 million compared to $24.9 million held at December 31, 1999. The decrease is a result of the continued increase in interest rates for the first half of 2000.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                  June 30, 2000      December 31, 1999
                                        (Dollars in Thousands)
                                Amount     Percent     Amount    Percent
                               ---------   --------  ----------  --------

Real estate - mortgage         $ 91,591        40%   $ 90,947        43%
Real estate - construction       10,370         4       7,980         4
Commercial, financial and
 agricultural                   103,017        45      89,139        42
Equity lines                     11,007         5      10,272         5
Consumer                         12,913         6      12,091         6
                               --------       ---    --------       ---
Total loans                     228,898       100%    210,429       100%
                                              ===                   ===
Less unearned loan fees          (1,030)               (1,011)
Less allowance for possible
  loan losses                    (3,453)               (3,302)
                               --------              --------
Total loans, net               $224,415              $206,116
                               ========              ========


Investment Securities

     At June 30, 2000, total investment securities were $64,711,000 compared to $64.999,000 for December 31, 1999. Securities of U.S. Government agencies and corporations represent 22.1% of the total securities portfolio, obligations of state and political subdivisions were 68.3%, U.S. Treasury securities were 1.5%, and preferred stocks were 8.1% at June 30, 2000.

Deposits

     Deposits totaled $270.4 million at June 30, 2000 compared to $260.9 at December 31, 1999. Non-interest bearing deposits totaled $36.9 million at June 30, 2000 compared to $34.8 million at December 31, 1999.

Liquidity

     At June 30, 2000, cash, securities classified as available for sale and interest-bearing deposits were 14.1% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

     Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.


Capital Resources

   The Company's Tier I capital ratio was 13.6% at June 30, 2000 compared to 14.0% at December 31, 1999. The total risk-based capital ratio was 14.9% at June 30, 2000 compared to 15.2% at December 31, 1999. These ratios are in excess of the mandated minimum requirements. The decrease in the Tier I capital ratio and the total risked based capital ratio was a result of the repurchase of stock throughout the year and the increase in total assets.

   Shareholders' equity was $36.1 million at the end of the second quarter of 2000 compared to $35.1 million at December 31, 1999. The leverage ratio consists of Tier I capital divided by quarterly average assets. At June 30, 2000, the Company's leverage ratio was 10.3% compared to 11.3% at December 31, 1999. Each of these exceeds the required minimum leverage ratio of 4%. The decrease in the leverage ratio is a result of the repurchase of stock throughout the year and the increase in total assets.

New Accounting Pronouncements

   There have been no significant pronouncements since the December 31, 1999 10K was filed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 1999 Form 10K.


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



                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)



Date August 8, 2000       /s/ Larry G. Dillon
     --------------       ------------------------------------------------------
                          Larry G. Dillon, President and Chief Executive Officer




Date August 8, 2000      /s/ Thomas F. Cherry
     -------------       -------------------------------------------------------
                         Thomas F. Cherry, Chief Financial Officer