Form 10-Q
period 2000-09-30
C & F FINANCIAL CORP
filed 2000-11-09
CIK 913341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended    September 30, 2000
                                  ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  __________________ to ________________

Commission file number        000-23423
                       -----------------------------------------------

                            C&F Financial Corporation
   --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


              Virginia                            54-1680165
    ------------------------------            -------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation of organization)            Identification No.)


        Eighth and Main Streets           West Point VA        23181
----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

(Issuer's telephone number)                  (804) 843-2360
                           ---------------------------------------------------

------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,578,939 as of November 8, 2000.
--------------------------------

                               TABLE OF CONTENTS



Part I - Financial Information                                          Page
------------------------------                                          ----

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         September 30, 2000 and December 31, 1999......................   1

         Consolidated Statements of Income -
         Three months and nine months ended September 30, 2000 and 1999   2

         Consolidated Statements of Shareholders' Equity
         Nine months ended September 30, 2000 and 1999.................   3

         Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2000 and 1999.................   5

         Notes to Consolidated Financial Statements....................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation......................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  14


Part II - Other Information
-----------------------------

Item 1.  Legal Proceedings.............................................  14

Item 2.  Changes in Securities.........................................  14

Item 3.  Defaults Upon Senior Securities...............................  14

Item 4.  Submission of Matters to a Vote of Security Holders...........  14

Item 5.  Other Information.............................................  15

Item 6.  Exhibits and Reports on Form 8-K..............................  15

Signatures.............................................................  16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

 ASSETS                                                    September 30, 2000   December 31, 1999
---------------------------------------------------------  -------------------  ------------------
                                                               (Unaudited)

Cash and due from banks                                              $  7,877            $ 13,424
Interest -bearing deposits in other banks                               9,929               2,062
                                                                     --------            --------
   Total cash and cash equivalents                                     17,806              15,486
Securities -available for sale at fair value, amortized
 cost of $32,336 and $32,112, respectively                             30,956              30,208
Securities-held to maturity at amortized cost,
 fair value of $34,432 and $34,976,
 respectively                                                          33,812              34,791
Loans held for sale, net                                               21,098              24,886
Loans, net                                                            231,393             206,116
Federal Home Loan Bank stock                                            1,595               1,585
Corporate premises and equipment,
     net of accumulated depreciation                                    9,292               8,404
Accrued interest receivable                                             2,197               2,136
Other assets                                                            5,384               5,629
                                                                     --------            --------

   Total assets                                                      $353,533            $329,241
                                                                     ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------

Deposits
 Non-interest-bearing demand deposits                                $ 42,311            $ 34,827
 Savings and interest-bearing demand deposits                         114,701             121,646
 Time deposits                                                        125,131             104,381
                                                                     --------            --------
   Total deposits                                                     282,143             260,854
Borrowings                                                             29,821              30,035
Accrued interest payable                                                  926                 566
Other liabilities                                                       3,137               2,656
                                                                     --------            --------
   Total liabilities                                                  316,027             294,111
                                                                     --------            --------

Shareholders' Equity
 Preferred stock ($1.00 par value,
   3,000,000 shares authorized)                                            --                  --
 Common stock ($1.00 par value, 8,000,000
   shares authorized, 3,587,184 and 3,644,456
   shares issued and outstanding at September 30,
   2000 and December 31, 1999, respectively)                            3,587               3,645
 Additional paid-in capital                                                 3                  14
 Retained earnings                                                     34,827              32,728
 Accumulated other comprehensive loss
   net of tax of $640 and $647, respectively                             (911)             (1,257)
                                                                     --------            --------

   Total shareholders' equity                                          37,506              35,130
                                                                     --------            --------

   Total liabilities and
   shareholders' equity                                              $353,533            $329,241
                                                                     ========            ========

   The Company's notes are an integral part  of the consolidated  financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (In thousands of dollars, except for per share amounts)


                                                         Three Months Ended        Nine Months Ended
                                                       ----------------------  -------------------------
                                                           September 30,            September 30,
                                                       ----------------------  -------------------------

Interest Income                                              2000        1999           2000        1999
                                                       ----------  ----------     ----------  ----------
  Interest and fees on loans                           $    5,792  $    4,886     $   16,331  $   14,394
  Interest on other market investments
     and fed funds                                             53          42            133         446
  Interest on investment securities
     U.S. Treasury Securities                                  20          20             60          89
     U.S. Government agencies and corporations                239         253            715         617
     Tax-exempt obligations of states and political
       subdivisions                                           609         612          1,848       1,728
     Corporate bonds and other                                117         111            352         333
                                                       ----------  ----------     ----------  ----------
     Total interest income                                  6,830       5,924         19,439      17,607

Interest Expense
  Savings and interest-bearing deposits                       812         786          2,425       2,229
  Certificates of deposit, $100,000 or more                   349         213            880         651
  Other time deposits                                       1,358       1,099          3,630       3,352
  Short-term borrowings and other                             482         166          1,218         480
                                                       ----------  ----------     ----------  ----------
     Total interest expense                                 3,001       2,264          8,153       6,712

Net interest income                                         3,829       3,660         11,286      10,895

Provision for loan losses                                      75         105            250         355
                                                       ----------  ----------     ----------  ----------

Net interest income after provision for loan losses         3,754       3,555         11,036      10,540

Other Operating Income
  Gain on sale of loans                                     1,374       1,629          3,661       5,513
  Service charges on deposit accounts                         347         310            977         851
  Other service charges and fees                              469         495          1,272       1,498
  Other income                                                217         384            746         972
                                                       ----------  ----------     ----------  ----------
     Total other operating income                           2,407       2,818          6,656       8,834

Other Operating Expenses
  Salaries and employee benefits                            2,507       2,440          7,255       7,104
  Occupancy expenses                                          552         499          1,761       1,496
  Goodwill amortization                                        69          69            206         206
  Other expenses                                              886         981          2,739       2,975
                                                       ----------  ----------     ----------  ----------
     Total other operating expenses                         4,014       3,989         11,961      11,781

Income before income taxes                                  2,147       2,384          5,731       7,593
Income tax expense                                            532         619          1,349       2,048
                                                       ----------  ----------     ----------  ----------
Net Income                                             $    1,615  $    1,765     $    4,382  $    5,545
                                                       ==========  ==========     ==========  ==========

Per Share Data
Net Income - Basic                                     $      .45  $      .48     $     1.21  $     1.50
Net Income - Assuming Dilution                                .45  $      .48           1.20  $     1.48
Cash Dividends Paid and Declared                              .13  $      .12            .39  $      .36
Weighted average number of shares and
  common stock equivalents outstanding                  3,621,786   3,694,020      3,650,749   3,751,449


   The Company's notes are an integral part  of the consolidated  financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                       (Amounts in thousands of dollars)




                                                                                  Accumulated
                                        Additional                                   Other
                              Common    Paid-In      Comprehensive    Retained    Comprehensive
                              Stock     Capital          Income       Earnings       Income         Total
                              -----     -------      ------------     --------    -------------     -----

 Balance January 1, 1999       $ 3,867   $ 476                        $31,739       $   565        $36,647

 Comprehensive Income
  Net income                                           $ 5,545          5,545                        5,545
  Other comprehensive
   income, net of tax
     Unrealized gain on
     securities, net of
     reclassification
     adjustment/1/                                      (1,079)                      (1,079)        (1,079)
                                                       -------

 Comprehensive income                                  $ 4,466
                                                       =======

 Stock options exercised            20     167                                                         187

 Repurchase of
  Common Stock                    (243)   (610)                        (3,971)                      (4,824)

 Cash dividends                                                        (1,323)                      (1,323)
                               -------   -----                         -------       --------       -------

 Balance September 30, 1999    $ 3,644   $  33                        $31,990        $ (514)       $35,153
                               =======   =====                        =======        =======       ========



 ___________________________

 Disclosure of Reclassification Amount:

 Unrealized net holding losses arising during period   $  (999)
 Less: reclassification adjustment for gains
 Included in net income                                    (80)
                                                      ---------
 Net unrealized losses on securities                   $(1,079)
                                                      =========


                The Company's notes are an integral part of the
                       consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (Amounts in thousands of dollars)
                                  (Unaudited)



                                                                                  Accumulated
                                        Additional                                   Other
                              Common    Paid-In      Comprehensive    Retained    Comprehensive
                              Stock     Capital          Income       Earnings       Income         Total
                              -----     -------      ------------     --------    -------------     -----


 Balance January 1, 2000      $3,645      $ 14                         $32,728      $(1,257)       $35,130

 Comprehensive Income
  Net income                                            $4,382           4,382                       4,382
  Other comprehensive
   income, net of tax
     Unrealized gain on
     securities, net of
     reclassification
     adjustment
     (See disclosure below)                                346                          346            346
                                                        ------

 Comprehensive income                                   $4,728
                                                        ======

 Stock options exercised           7        68                                                          75

 Repurchase of
  common stock                   (65)      (79)                           (873)                     (1,017)

 Cash dividends                                                         (1,410)                     (1,410)
                             -------     ------                         -------    -------          ------

 Balance September 30, 2000   $3,587    $    3                         $34,827     $ (911)         $37,506
                              ======    =======                        =======     =======         ========

----------------------------



Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period     $  412
Less: reclassification adjustment for gains
Included in net income                                    (66)
                                                       ------
Net unrealized gains on securities                     $  346
                                                       ======





     The Company's notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (Amounts in thousands of dollars)

                                                       Nine Months Ended September 30,
                                                       -------------------------------

                                                                 2000        1999
                                                            ---------   ---------
Cash flows from operating activities:
  Net income                                                $   4,382   $   5,545
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                                 741         669
     Amortization of goodwill                                     206         206
     Provision for loan losses                                    250         355
     Accretion of discounts and amortization of
       premiums on investment securities, net                     (34)        (57)
     Net realized gain on securities                             (100)       (115)
     Proceeds from sale of loans                              226,443     415,393
     Origination of loans held for sale                      (222,654)   (371,742)
     Change in other assets and liabilities:
      Accrued interest receivable                                 (61)        277
      Other assets                                               (158)       (604)
      Accrued interest payable                                    360          95
      Other liabilities                                           395      (4,152)
                                                            ---------   ---------
     Net cash provided by operating activities                  9,770      45,870
                                                            ---------   ---------

Cash flows from investing activities:
  Proceeds from maturities and calls of investments
     held to maturity                                             906      10,545
  Proceeds from sales, maturities, and calls of
     investments available for sale                             1,010       1,893
  Purchase of investments available for sale                   (1,028)    (19,856)
  Net increase in customer loans                              (25,527)    (27,163)
  Purchase of corporate premises and equipment                 (1,628)     (2,266)
  Purchase of Federal Home Loan Bank stock                        (10)         --
  Sale of Federal Home Loan Bank stock                            --          121
                                                            ---------   ---------
     Net cash used in investing activities                    (26,277)    (36,726)
                                                            ---------   ---------

Cash flows from financing activities:
  Net increase in demand, interest bearing demand
     and savings deposits                                         643      13,058
  Net (decrease) increase in time deposits                     20,750      (3,273)
  Net decrease in other borrowings                               (214)    (11,556)
  Proceeds from exercise of stock options                          75         187
  Repurchase of common stock                                   (1,017)     (4,824)
  Cash dividends                                               (1,410)     (1,323)
                                                            ---------   ---------
     Net cash provided by (used in) financing activities       18,827      (7,731)
                                                            ---------   ---------

Net increase in cash and cash equivalents                       2,320       1,413
Cash and cash equivalents at beginning of period               15,486       8,473
                                                            ---------   ---------
Cash and cash equivalents at end of period                  $  17,806   $   9,886
                                                            =========   =========

Supplemental disclosure
  Interest paid                                             $   7,793   $   6,617
  Income taxes paid                                         $   1,084   $   2,098


    The Company's notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

   Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note 2

   Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,621,786 and 3,694,020 for the three months ended September 30, 2000 and 1999, respectively, and 3,650,749 and 3,751,449 for the nine months ended September 30, 2000 and 1999, respectively.

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

   During the first quarter of 2000 the Company repurchased 3,000 shares of its common stock in the open market at prices between $14.625 and $16.50 per share. The Company repurchased 58,000 shares of its common stock in the open market during the second quarter of 2000 at prices between $12.375 and $17.00 per share. The Company repurchased 4,000 shares of its common stock in the open market during the third quarter at prices between $15.75 and $15.875 per share. During March of 1999 the Company repurchased 235,000 shares of its common stock from six shareholders at prices between $19.88 and $20.00 per share in privately negotiated transactions.

Note 4

   The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended September 30, 2000 and 1999.



                                                  Three Months Ended September 30, 2000
                                           Retail   Mortgage
                                          Banking   Banking   Other  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Revenues:
Interest income                           $  6,708   $   370   $ --      $   (248)      $  6,830
Gain on sale of loans                           --     1,374     --            --          1,374
Other                                          505       341    188            --          1,034
------------------------------------------------------------------------------------------------
Total operating income                       7,213     2,085    188          (248)         9,238
------------------------------------------------------------------------------------------------
Expenses:
Interest expense                             3,001       248     --          (248)         3,001
Salaries and employee benefits               1,499       905    103            --          2,507
Other                                          981       573     29            --          1,583
------------------------------------------------------------------------------------------------
Total operating expenses                     5,481     1,726    132          (248)         7,091
------------------------------------------------------------------------------------------------
Income before income taxes                   1,732       359     56            --          2,147
------------------------------------------------------------------------------------------------
Total assets                               346,063    23,838     11       (16,379)       353,533
Capital expenditures                      $    533   $     5   $ --      $     --       $    538
================================================================================================





                                                  Three Months Ended September 30, 1999
                                           Retail   Mortgage
                                          Banking   Banking   Other  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Revenues:
Interest income                           $  5,765   $   517   $ --      $   (358)      $  5,924
Gain on sale of loans                           --     1,629     --            --          1,629
Other                                          565       367    257            --          1,189
------------------------------------------------------------------------------------------------
Total operating income                       6,330     2,513    257          (358)         8,742
------------------------------------------------------------------------------------------------
Expenses:
Interest expense                             2,264       358     --          (358)         2,264
Salaries and employee benefits               1,368       970    102            --          2,440
Other                                          958       663     33            --          1,654
------------------------------------------------------------------------------------------------
Total operating expenses                     4,590     1,991    135          (358)         6,358
------------------------------------------------------------------------------------------------
Income before income taxes                   1,740       522    122            --          2,384
------------------------------------------------------------------------------------------------
Total assets                               309,460    23,141     50       (19,289)       313,362
Capital expenditures                      $    963   $    21   $ --      $     --       $    984
================================================================================================



                                                  Nine Months Ended September 30, 2000
                                          Retail   Mortgage
                                         Banking   Banking   Other  Eliminations   Consolidated
-----------------------------------------------------------------------------------------------
Revenues:
Interest income                          $ 19,095   $   949   $ --      $   (605)      $ 19,439
Gain on sale of loans                          --     3,661     --            --          3,661
Other                                       1,531       914    550            --          2,995
-----------------------------------------------------------------------------------------------
Total operating income                     20,626     5,524    550          (605)        26,095
-----------------------------------------------------------------------------------------------
Expenses:
Interest expense                            8,153       605     --          (605)         8,153
Salaries and employee benefits              4,427     2,528    300            --          7,255
Other                                       3,154     1,706     96            --          4,956
-----------------------------------------------------------------------------------------------
Total operating expenses                   15,734     4,839    396          (605)        20,364
-----------------------------------------------------------------------------------------------
Income before income taxes                  4,892       685    154            --          5,731
-----------------------------------------------------------------------------------------------
Total assets                              346,063    23,838     11       (16,379)       353,533
Capital expenditures                     $  1,553   $    77   $ --      $     --       $  1,630
===============================================================================================






                                               Nine Months Ended September 30, 1999
                                          Retail   Mortgage
                                         Banking   Banking   Other  Eliminations   Consolidated
-----------------------------------------------------------------------------------------------
Revenues:
Interest income                          $ 17,191   $ 1,530   $ --      $ (1,114)      $ 17,607
Gain on sale of loans                          --     5,513     --            --          5,513
Other                                       1,367     1,291    663            --          3,321
-----------------------------------------------------------------------------------------------
Total operating income                     18,558     8,334    663        (1,114)        26,441
-----------------------------------------------------------------------------------------------
Expenses:
Interest expense                            6,712     1,114     --        (1,114)         6,712
Salaries and employee benefits              3,812     3,042    250            --          7,104
Other                                       2,928     1,991    113            --          5,032
-----------------------------------------------------------------------------------------------
Total operating expenses                   13,452     6,147    363        (1,114)        18,848
-----------------------------------------------------------------------------------------------
Income before income taxes                  5,106     2,187    300            --          7,593
-----------------------------------------------------------------------------------------------
Total assets                              309,460    23,141     50       (19,289)       313,362
Capital expenditures                     $  2,110   $   156   $ --      $     --       $  2,266
===============================================================================================

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


Overview

     Net income decreased 8.5% to $1,615,000 for the three months ended September 30, 2000 compared to $1,765,000 for the same period of 1999. Earnings per share were $.45 for the three month period, down 6.3% from $.48 per share for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $4,382,000 compared to $5,545,000 for the same period of 1999. Included in earnings for the first nine months of 1999 was $370,000 in interest income (after taxes) which was collected in February 1999 resulting from the payoff of a non-accrual loan which had been on the Bank's books for the past several years. Excluding this interest income, net income decreased 15.3% and earnings per share decreased 13.0% over the nine months ended September 30, 1999.

     Profitability as measured by the Company's annualized return on average assets (ROA) was 1.91% for the three months ended September 30, 2000 compared to 2.29% for the same period of 1999. For the first nine months of 2000 ROA was 1.78% compared to 2.25%, excluding the one-time interest income, for the first nine months of 1999. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended September 30, 2000 was 17.45% compared to 20.22% for the three months ended September 30, 1999. For the first nine months of 2000 ROE was 16.16% compared to 19.66%, excluding the one-time interest income, for the first nine months of 1999.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended September 30, 2000 was $3.8 million, an increase of $170,000, or 5%, from $3.7 million for the three months ended September 30, 1999. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $319.4 million for the three months ended September 30, 2000 compared to $291.0 million for the same period in 1999 offset by a decrease in the net interest margin on a taxable equivalent basis to 5.23% for the quarter ended September 30, 2000 from 5.50% for the same quarter in 1999.

     The increase in average earning assets is a result of the increase in the average balance of loans held in the Bank's portfolio offset by a decrease in the average balance of loans held for sale by C&F Mortgage Corporation. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from an increased emphasis on commercial and consumer lending. The decrease in loans held for sale is a result of decreased production at C&F Mortgage Corporation due to increasing interest rates during the first half of 2000. Loans closed at C&F Mortgage Corporation for the three months ended September 30, 2000 were $80,474,000 compared to $114,472,000 for the comparable period in 1999. Loans sold during the third quarter of 2000 were $80,420,000 compared to $129,770,000 for the third quarter of 1999.

     The decrease in the company's net interest margin on a taxable equivalent basis for the three months ended September 2000 compared to the same period in 1999 was a result of an increase in the yield on interest earning assets to 8.99% for the third quarter of 2000 from 8.61% for the same period in 1999 offset by an increase in the cost of funds to 4.52% for the third quarter of 2000 compared to 3.89% for the same period in 1999. The increase in the yield on interest earning assets is a result of an increase in the yield on loans held by the Bank and a decrease in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation. The increase in the yield on loans held by the Bank is a result of the rising interest rate environment. The increase in the cost of funds is a result of an increase in rates paid on certificates of deposit and an increase in the rates paid and average balance of higher cost borrowings from the FHLB. The increase in the average balance of borrowings from the FHLB is a result of loan growth outpacing deposit growth.

     Net interest income for the nine months ended September 30, 2000 was $11.3 million, an increase of $951,000, or 9.2%, from $10.3 million, excluding the one-time interest income of approximately $560,000 before taxes, for the nine months ended September 30, 1999. The increase in net interest income is a result of an increase in the average balance of interest earning assets and an increase in the net interest margin on a taxable equivalent basis to 5.31% for the nine months ended September 30, 2000 from 5.21% for the first nine months of 1999.

     The average balance of interest earning assets increased $19.7 million to $308.6 million for the first nine months of 2000 from $288.9 million for the first nine months of 1999. The increase in average earning assets is a result of an increase in the average balance of the Bank's loan portfolio and securities portfolio offset by a decrease in the average balance of loans held for sale by C&F Mortgage Corporation and a decrease in the average balance in interest earning deposits in other banks and fed funds sold. The increase in the Bank's loan portfolio is the result of increased loan demand.

     The decrease in loans held for sale is a result of decreased production at C&F Mortgage Corporation due to increasing interest rates during the first half of 2000. Loans closed at C&F Mortgage Corporation for the nine months ended September 30, 2000 were $222,654,000 compared to $371,742,000 for the comparable period in 1999. Loans sold during the nine months ended September 30 of 2000 were $226,443,000 compared to $415,393,000 for the nine months ended September 30 1999. The decrease in the average balance in interest earning deposits in other banks and fed funds sold is the result of those funds being invested in higher yielding loans.

     The increase in the company's net interest margin on a taxable equivalent basis for the nine months ended September 30, 2000 compared to the same period in 1999 was a result of an increase in the yield on interest earning assets to 8.83% for the nine months ended September 30, 2000 from 8.30% for the same period in 1999 offset by an increase in the cost of funds to 4.22% for the nine months ended September 30, 2000 compared to 3.90% for the same period in 1999. The increase in the yield on interest earning assets is a result of an increase in the yield on loans held by the Bank offset by a decrease in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation, a decrease in the significantly lower yielding deposits at the Federal Home Loan Bank (FHLB) and a small decrease in the yield on the securities portfolio. The increase in the yield on loans held by the Bank is a result of the rising interest rate environment. The decrease in the yield on the securities portfolio is a result of the fact that the investments that were purchased during 1999 yielded less than those securities which were called during 1999. The increase in the cost of funds is a result of an increase in rates paid on certificates of deposit and an increase in the rates paid and average balance of higher cost borrowings from the FHLB. The increase in the average balance of borrowings from the FHLB is a result of loan growth outpacing deposit growth.

Non-Interest Income

     Other operating income decreased $411,000, or 14.6%, to $2,407,000 for the third quarter of 2000 from $2,818,000 for the third quarter of 1999. Other operating income decreased $2,178,000, or 24.6%, to $6,656,000 for the first nine months of 2000 from $8,834,000 for the first nine months of 1999. The decrease in other income is mainly attributed to a decrease in gain on sale of loans and other fees resulting from decrease in volume of loans originated and sold by C&F Mortgage Corporation.

Non-Interest Expense

     Other operating expenses increased $25,000, or 0.6%, to $4,014,000 for the third quarter of 2000 from $3,989,000 for the third quarter of 1999. Other operating expenses increased $180,000, or 1.5%, to $11,961,000 for the first nine months of 2000 from $11,781,000 for the first nine months of 1999. This increase is mainly attributable to a increase in occupancy and other expenses relating to an additional branch office at the Bank during the first half of 2000, the creation of Citizens and Commerce Bank, a division of the Bank, in the fourth quarter of 1999 and the overall growth of the Bank offset by a decrease in salaries expense and other operating expenses at C&F Mortgage Corporation resulting from the decrease in origination of loans due to the higher interest rate environment.

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

Income Taxes

     Income tax expense for the three months ended September 30, 2000 amounted to $532,000, resulting in an effective tax rate of 24.8% compared to $619,000, or 25.9%, for the three months ended September 30, 1999. Income tax expense for the nine months ended September 30, 2000 amounted to $1,349,000, resulting in an effective tax rate of 23.5% compared to $2,048,000, or 26.9%, for the nine months ended September 30, 1999. The decrease in the effective tax rate for the quarter and for the nine months is a result of the increase in earnings subject to no taxes, such as loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income. This increase in earnings subject to no taxes as a percentage of total income is primarily a result of the decrease in income at C&F Mortgage Corporation.

Asset Quality-Allowance /Provision For Loan Losses

     The Company had $250,000 in provision expense for the first nine months of 2000 and $355,000 for the first nine months of 1999. Loans charged off amounted to $56,000 for the nine months ended September 30, 2000 and $26,000 for the same period in 1999. Recoveries amounted to $6,000 and $18,000 for the nine months ended September 30, 2000 and 1999, respectively. The allowance for loan losses was $3.5 million at September 30, 2000 and $3.3 million at December 31, 1999. The allowance approximates 1.48% and 1.57% of total loans outstanding at September 30, 2000 and December 31, 1999. Management feels that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

     Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned was $593,000 at September 30, 2000 compared to $49,000 at December 31, 1999. The increase in non-performing assets was mainly a result of a lending relationship with a builder being put on nonaccrual status. The Company is closely monitoring this relationship and does not anticipate a significant loss.

FINANCIAL CONDITION

Summary

     At September 30, 2000, the Company had total assets of $353.5 million compared to $329.2 million at December 31, 1999.

Interest-Bearing Deposits in Other Banks and Fed Funds

     At September 30, 2000, interest-bearing deposits in other banks and fed funds amounted to $9,929,000 compared to $2,062,000 at December 31, 1999. This increase is a result of balances on deposit with the FHLB being unusually high at the end of September.

Loan Portfolio

     At September 30, 2000, loans held for sale amounted to $21.1 million compared to $24.9 million held at December 31, 1999.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:


                                September 30, 2000    December 31, 1999
                                         (Dollars in Thousands)
                                 Amount    Percent     Amount    Percent
                               ----------  --------  ----------  --------


Real estate - mortgage          $ 88,630        38%   $ 90,947        43%
Real estate - construction         8,941         4       7,980         4
Commercial, financial and
 agricultural                    113,939        48      89,139        42
Equity lines                      11,344         5      10,272         5
Consumer                          13,066         5      12,091         6
                                --------       ---    --------       ---
Total loans                      235,920       100%    210,429       100%
                                               ===                   ===
Less unearned loan fees           (1,024)               (1,011)
Less allowance for possible
  loan losses                     (3,503)               (3,302)
                                --------              --------
Total loans, net                $231,393              $206,116
                                ========              ========


Investment Securities

     At September 30, 2000, total investment securities were $64,768,000 compared to $64.999,000 for December 31, 1999. Securities of U.S. Government agencies and corporations represent 19.8% of the total securities portfolio, obligations of state and political subdivisions were 71.1%, U.S. Treasury securities were 1.5%, and preferred stocks were 7.6% at September 30, 2000.

Deposits

     Deposits totaled $282.1 million at September 30, 2000 compared to $260.9 at December 31, 1999. Non-interest bearing deposits totaled $42.3 million at September 30, 2000 compared to $34.8 million at December 31, 1999. The increase in deposits is a result of the addition the new Williamsburg branch in April of 2000 and the addition of the Broad Street branch of Citizens and Commerce Bank in November of 1999 as well as the overall growth of the existing branches.

Liquidity

     At September 30, 2000, cash, securities classified as available for sale and interest-bearing deposits were 13.3% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

     Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.

Capital Resources

   The Company's Tier I capital ratio was 13.9% at September 30, 2000 compared to 14.0% at December 31, 1999. The total risk-based capital ratio was 15.1% at September 30, 2000 compared to 15.2% at December 31, 1999. These ratios are in excess of the mandated minimum requirements. The decrease in the Tier I capital ratio and the total risked based capital ratio was a result of the repurchase of stock throughout the year and the increase in total assets.

   Shareholders' equity was $37.5 million at the end of the third quarter of 2000 compared to $35.1 million at December 31, 1999. The leverage ratio consists of Tier I capital divided by quarterly average assets. At September 30, 2000, the Company's leverage ratio was 11.0% compared to 11.3% at December 31, 1999. Each of these exceeds the required minimum leverage ratio of 4%. The decrease in the leverage ratio is a result of the repurchase of stock throughout the year and the increase in total assets.

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



                            C&F FINANCIAL CORPORATION
                            -------------------------
                                  (Registrant)



Date        November 8, 2000                 /s/ Larry G. Dillon
           -----------------                 -----------------------------------
                                             Larry G. Dillon, President and
                                             Chief Executive Officer



Date        November 8, 2000                 /s/ Thomas F. Cherry
            ----------------                 -----------------------------------
                                             Thomas F. Cherry,
                                             Chief Financial Officer