Form 10-K
period 2000-12-31
C & F FINANCIAL CORP
filed 2001-03-27
CIK 913341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2000
                         -------------------------------------------------------

                                       or

(   )  TRANSITION REPORT PURSUANT TO SECTION  13 OR 15 (d) OF THE SECURITIES
       EXCHANGE  ACT OF 1934

For the transition period from________ to_______________________________________

Commission file number          000-23423
                      ----------------------------------------------------------

                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            Virginia                                        54-1680165
------------------------------                      ---------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

  Eighth and Main Streets, West Point, VA                           23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (804) 843-2360
                                                  ----------------

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

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $52,839,000 as of March 21, 2001.

    The number of shares outstanding of the registrant's common stock, $1.00 par value was 3,562,639 at March 21, 2001.

                               TABLE OF CONTENTS



PART I

ITEM 1.     BUSINESS..................................................  page 1

ITEM 2.     PROPERTIES................................................  page 2

ITEM 3.     LEGAL PROCEEDINGS.........................................  page 3

ITEM 4.     SUBMISSION OF MATTERS
              TO A VOTE OF SECURITY HOLDERS...........................  page 3

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS.........................  page 4

ITEM 6.     SELECTED FINANCIAL DATA...................................  page 4

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION............  page 4

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  page 4

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............  page 4

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..................  page 4

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
              OF THE REGISTRANT.......................................  page 5

ITEM 11.    EXECUTIVE COMPENSATION....................................  page 5

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT...................................  page 5

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS............................................  page 6

PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K..........................  page 6


                                     PART I


ITEM 1.  BUSINESS

General

   C&F Financial Corporation (the "Corporation") is a bank holding company which was incorporated under the laws of the Commonwealth of Virginia in March, 1994. The Corporation owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the "Bank"), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank has a total of eleven branches including the main office. The Bank has its main office at Eighth and Main Streets, West Point, Virginia, and has branch offices in the locations of Richmond, Norge, Middlesex, Providence Forge, Quinton, Tappahannock, Varina, Williamsburg (two branches), and West Point (two branches). The Bank was originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927.

   The local community served by the Bank is defined as those portions of King William County, King and Queen County, Hanover County and Henrico County which are east of Route 360; Essex, Middlesex, New Kent, Charles City, and James City Counties; that portion of York County which is directly north of James City County; that portion of Gloucester County surrounded by Routes 14 and 17; and the western portion of the City of Richmond and western Henrico County along the Route 250 corridor.

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

   The Bank has four wholly-owned subsidiaries, C & F Title Agency, Inc., C&F Investment Services, Inc., C&F Insurance Services, Inc., and C&F Mortgage Corporation, all incorporated under the laws of the Commonwealth of Virginia. C&F Title Agency, Inc. sells title insurance to the mortgage loan customers of the Corporation. C&F Investment Services, Inc., organized April 1995, is a full-service brokerage firm offering a comprehensive range of investment options including stocks, bonds, annuities, and mutual funds. C&F Insurance Services, Inc., organized in July 1999, owns 2.4% of the Virginia Bankers Insurance Center, LLC which currently offers insurance products to commercial customers. C&F Mortgage Corporation, organized in September 1995, originates and sells residential mortgages. See Note 16 to the Consolidated Financial Statements for summarized financial information by business segment.

   C&F Mortgage Corporation provides mortgage services through seven locations in Virginia and four in Maryland. The Virginia offices are in Richmond (two locations), Williamsburg, Newport News, Charlottesville, Lynchburg, and Chester. The Maryland offices are in Annapolis, Crofton, Columbia, and Ellicott City.

   As of December 31, 2000, a total of 265 persons were employed by the Corporation, of whom 23 were part-time. The Corporation considers relations with its employees to be excellent.

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

   The Corporation owns the headquarters located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Citizens and Farmers Bank main office branch and office space for the Corporation's administrative personnel.

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

   C&F Mortgage Corporation has eleven leased offices, seven in Virginia and four in Maryland. Rental expense for these locations totaled $411,000 for the year ended December 31, 2000.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The information contained on pages 43 and 45 of the 2000 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the captions, "Note 18: Quarterly Condensed Statements of Income - Unaudited" and "Investor Information," is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

   The information contained on page 10 of the 2000 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Five Year Financial Summary," is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The information contained on pages 9 through 23 of the 2000 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operation," is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information contained on pages 14 through 16 of the 2000 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operation," is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information contained on pages 24 through 44 of the 2000 Annual Report to Shareholders, which is attached hereto as Exhibit 13, under the captions, "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 with respect to the Directors of the Registrant is contained on pages 3 through 4 of the 2001 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Election of Directors," is incorporated herein by reference.

   The information in the following table pertains to the executive officers of the Corporation.

                Executive Officers of C&F Financial Corporation

       Name (Age)                             Business Experience                Number of Shares Beneficially
    Present Position                         During Past Five Years                Owned as of March 21, 2001
---------------------                      --------------------------          --------------------------------
Larry G. Dillon (48)               President of the Bank since 1989                         48,368 (1)
Chairman, President and
Chief Executive Officer

Gari B. Sullivan (63)              Senior Vice President of the Bank since 1990              6,683 (1)
Secretary

Thomas F. Cherry (32)              Promoted to Senior Vice President of the Bank in          5,700 (1)
Chief Financial Officer            December 1998; Vice President of the Bank from
                                   December 1996 to December 1998; Manager with
                                   Price Waterhouse,   LLP in Norfolk, prior to
                                   December 1996

(1) Includes exercisable options of 18,534, 5,200, and 5,500 held by Messrs. Dillon, Sullivan, and Cherry, respectively.


ITEM 11.  EXECUTIVE COMPENSATION

   The information contained on pages 5 through 7 of the 2001 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Executive Compensation," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP ON CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained on page 2 of the 2001 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Principal Holders of Capital Stock," is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained on page 5 of the 2001 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Interest of Management In Certain Transactions," is incorporated herein by reference.

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

           Exhibit No.  10:      Material Contracts

           Exhibit No.  13:      C&F Financial Corporation 2000 Annual Report to
                                 Shareholders

           Exhibit No.  21:      Subsidiaries of the Registrant

              Citizens and Farmers Bank, incorporated in the Commonwealth of Virginia (100% owned)

           Exhibit No.  23:      Consents of experts and counsel

              23.1 Consent of Yount, Hyde & Barbour, P.C.

           Exhibit No. 99:       Additional Exhibits

              99.1 C&F Financial Corporation 2001 Annual Meeting Proxy Statement
              99.2 Virginia Bankers Association Master Defined Contribution Plan
                   and Trust Adoption Agreement dated February 9, 2000

  14 (b)   Reports on Form 8-K filed in the fourth quarter of 2000:
           None.

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

  14 (d) Financial Statements Excluded from Annual Report to Shareholders pursuant to Rule 14a3(b).
           Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-K                                    Incorporated Document
---------------------                                    ---------------------

PART II
-------

Item 5 -  Market for Registrants Common                  The Corporation's 2000 Annual Report to Shareholders for
                                                         fiscal years ended December 31, 2000, Quarterly
          Equity and Related Stockholder Matters         Condensed Statements of Income-Unaudited, page 43, and
                                                         Investor Information, page 45.

Item 6 -  Selected Financial Data                        The Corporation's 2000 Annual Report to Shareholders for
                                                         fiscal years ended December 31, 2000, Five Year Financial
                                                         Summary, page 10.

Item 7 -  Management's Discussion and                    The Corporation's 2000 Annual Report to Shareholders
          Analysis of Financial Conditions               for the fiscal years ended December 31, 2000,
          and Results of Operations                      Management's Discussion and Analysis of Financial
                                                         Condition and Results of Operations, pages 9 through
                                                         23.

Item 7a - Quantitative and Qualitative Disclosures       The Corporation's 2000 Annual Report to Shareholders
          about Market Risk                              for the fiscal years ended December 31, 2000, Market
                                                         Risk Management, pages 14 through 16.

Item 8 -  Financial Statements and                       The Corporation's 2000 Annual Report to Shareholders
          Supplementary Data                             for fiscal years ended December 31, 2000, Consolidated
                                                         Financial Statements, Notes to Consolidated Financial
                                                         Statements, and Independent Auditors' Report,
                                                         pages 24 through 44.

PART III
--------

Item 10 - Directors and Executive                        The Corporation's 2001 Proxy Statement, Election of
          Officers of the Registrant                     Directors, pages 3 through 4.



Item 11 - Executive Compensation                         The Corporation's 2001 Proxy Statement, Executive
                                                         Compensation, pages 5 through 8.


Item 12 - Security Ownership of Certain                  The Corporation's 2001 Proxy Statement, Principal
          Beneficial Owners and Management               Holders of Capital Stock, page 2.


Item 13 - Certain Relationships and                      The Corporation's 2001 Proxy Statement, Interest of
          Related Transactions                           Management in Certain Transactions, page 5.

SIGNATURES
----------


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C&F Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           C&F FINANCIAL CORPORATION



/s/ Larry G. Dillon                                     /s/ Thomas F. Cherry
------------------------------------------------       -------------------------
Larry G. Dillon                                        Thomas F. Cherry
Chairman, President and Chief Executive Officer        Senior Vice President and
                                                         Chief Financial Officer

Date:  March 22, 2001                                  Date:    March 22, 2001
-------------------------------------                  -------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. P. Causey Jr.                                   Date:  March 22, 2001
----------------------------------                     -------------------------
J. P. Causey Jr., Director


/s/ Larry G. Dillon                                    Date:  March 22, 2001
----------------------------------                     -------------------------
Larry G. Dillon, Director


/s/ James H. Hudson III                                Date:  March 22, 2001
----------------------------------                     -------------------------
James H. Hudson III, Director


/s/ Joshua H. Lawson                                   Date:  March 22, 2001
----------------------------------                     -------------------------
Joshua H. Lawson, Director


/s/ William E. O'Connell Jr.                           Date:  March 22, 2001
----------------------------------                     -------------------------
William E. O'Connell Jr., Director


/s/ Paul C. Robinson                                   Date:  March 22, 2001
---------------------------------                      -------------------------
Paul C. Robinson, Director