Form 10-Q
period 2001-03-31
C & F FINANCIAL CORP
filed 2001-05-04
CIK 913341

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)                                             FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For the quarterly period ended                March 31, 2001
                              --------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to
                              -------------------  ----------------------

Commission file number                000-23423
                      ----------------------------------------------------

                            C&F Financial Corporation
   --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


           Virginia                                   54-1680165
---------------------------------            ------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation of organization)                   Identification No.)


   Eighth and Main Streets                  West Point VA          23181
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number)                    (804) 843-2360
                           ------------------------------------------------

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x] Yes [_] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable

date:   3,556,639 as of May 3, 2001.
       ------------------------------

                               TABLE OF CONTENTS


Part I - Financial Information                                          Page
------------------------------                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000........................   1

         Consolidated Statements of Income -
             Three months ended March 31, 2001 and 2000..................   2

         Consolidated Statements of Shareholders' Equity
             Three months ended March 31, 2001 and 2000 .................   3

         Consolidated Statements of Cash Flows -
             Three months ended March 31, 2001 and 2000..................   5

         Notes to Consolidated Financial Statements......................   6

Item 2.  Management's Discussion and Analysis ...........................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  12


Part II - Other Information
---------------------------

Item 1.  Legal Proceedings ..............................................  12

Item 2.  Changes in Securities ..........................................  12

Item 3.  Defaults Upon Senior Securities.................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ............  12

Item 5.  Other Information ..............................................  12

Item 6.  Exhibits and Reports on Form 8-K................................  12

Signatures...............................................................  13

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS                                                          March 31, 2001        December 31, 2000
------                                                          --------------        -----------------
                                                                   (Unaudited)
Cash and due from banks                                         $     8,540             $     8,923
Interest -bearing deposits in other banks                             1,173                   5,915
                                                                -----------             -----------
      Total cash and cash equivalents                                 9,713                  14,838
Securities -available for sale at fair value, amortized
      cost of $62,341 and $32,419, respectively                      63,928                  31,913
Securities-held to maturity at amortized cost,
      fair value of $0 and $34,836, respectively                         --                  33,770
Loans held for sale, net                                             40,190                  17,600
Loans, net                                                          243,040                 229,944
Federal Home Loan Bank stock                                          1,595                   1,595
Corporate premises and equipment,
      net of accumulated depreciation                                11,581                   9,890
Accrued interest receivable                                           2,406                   2,404
Other assets                                                          4,735                   5,518
                                                                -----------             -----------

       Total assets                                             $   377,188             $   347,472
                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits
   Non-interest-bearing demand deposits                         $    43,620             $    35,735
   Savings and interest-bearing demand deposits                     119,630                 117,566
   Time deposits                                                    147,861                 137,387
                                                                -----------             -----------
      Total deposits                                                311,111                 290,688
Borrowings                                                           17,355                  13,969
Accrued interest payable                                              1,111                     993
Other liabilities                                                     6,716                   3,041
                                                                -----------             -----------
      Total liabilities                                             336,293                 308,691
                                                                -----------             -----------

Commitments and contingent liabilities

Shareholders' Equity
   Preferred stock ($1.00 par value,
      3,000,000 shares authorized)                                      --                       --
   Common stock ($1.00 par value, 8,000,000
      shares authorized, 3,556,639 and 3,571,039
      shares issued and outstanding at March 31,
      2001 and December 31, 2000, respectively)                       3,557                   3,571
   Additional paid-in capital                                            --                      20
   Retained earnings                                                 36,292                  35,523
   Accumulated other comprehensive income (loss)
      net of tax of $540 and $172, respectively                       1,046                    (333)
                                                                -----------             ------------

      Total shareholders' equity                                     40,895                  38,781
                                                                -----------             -----------

      Total liabilities and
         shareholders' equity                                   $   377,188             $   347,472
                                                                ===========             ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (In thousands of dollars, except for per share amounts)

                                                                             Three Months Ended March 31,
                                                                     ------------------------------------------
Interest Income                                                              2001                    2000
                                                                             ----                    ----
     Interest and fees on loans                                      $       5,929           $       5,101
     Interest on other market investments                                       18                      44
     Interest on securities
         U.S. treasury securities                                               20                      20
         U.S. government agencies and corporations                             216                     238
         Tax-exempt obligations of states and political
             subdivisions                                                      618                     622
         Corporate bonds and other                                             114                     122
                                                                     -------------            ------------
         Total interest income                                               6,915                   6,147
                                                                     -------------            ------------

Interest Expense
     Savings and interest-bearing deposits                                     801                     815
     Certificates of deposit, $100,000 or more                                 448                     228
     Other time deposits                                                     1,689                   1,078
     Short-term borrowings and other                                           210                     332
                                                                     -------------            ------------
         Total interest expense                                              3,148                   2,453
                                                                     -------------            ------------

Net interest income                                                          3,767                   3,694

Provision for loan losses                                                      100                      75
                                                                     -------------            ------------

Net interest income after provision for loan losses                          3,667                   3,619
                                                                     -------------            ------------

Other Operating Income
     Gain on sale of loans                                                   1,696                   1,073
     Service charges on deposit accounts                                       378                     306
     Other service charges and fees                                            611                     394
     Gain on sale of available for sale securities                              --                     105
     Other income                                                              273                     190
                                                                     -------------           -------------
         Total other operating income                                        2,958                   2,068
                                                                     -------------           -------------

Other Operating Expenses
     Salaries and employee benefits                                          2,944                   2,331
     Occupancy expenses                                                        601                     585
     Goodwill amortization                                                      69                      69
     Other expenses                                                          1,012                     937
                                                                     -------------           -------------
         Total other operating expenses                                      4,626                   3,922
                                                                     -------------           -------------

Income before income taxes                                                   1,999                   1,765
Income tax expense                                                             502                     396
                                                                     -------------           -------------
Net income                                                           $       1,497           $       1,369
                                                                     =============           =============

Per Share Data
    Net income - basic                                               $         .42           $         .38
    Net income - assuming dilution                                   $         .42           $         .37
    Cash dividends paid and declared                                 $         .14           $         .13
    Weighted average number of shares and
       common stock equivalents outstanding                              3,595,882               3,678,010

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (Amounts in thousands of dollars)
                                  (Unaudited)

                                                                                             Accumulated
                                            Additional                                          Other
                                 Common       Paid-In      Comprehensive      Retained      Comprehensive
                                  Stock       Capital         Income          Earnings         Income         Total
                                  -----       -------         ------          --------         ------         -----
   Balance January 1, 2000      $  3,645     $    14                         $  32,728      $  (1,257)      $  35,130

   Comprehensive Income
     Net income                                             $   1,369            1,369                          1,369
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment
         (See disclosure below)                                    95                              95              95
                                                            ---------

   Comprehensive income                                     $   1,464
                                                            =========

   Stock options exercised             1          17                                --             --              18

   Repurchase of
     common stock                     (3)        (31)                              (14)            --             (48)

   Cash dividends                     --          --                              (474)            --            (474)
                                --------     -------                         ----------     ---------       ---------

   Balance March 31, 2000       $  3,643     $    --                         $  33,609      $  (1,162)      $  36,090
                                ========     =======                         ==========     =========       =========

----------------------------
Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period              $   164
Less: reclassification adjustment for gains
     included in net income                                         (69)
                                                                -------
Net unrealized gains on securities                              $    95
                                                                =======

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                       (Amounts in thousands of dollars)

                                                                                             Accumulated
                                            Additional                                          Other
                                 Common       Paid-In      Comprehensive      Retained      Comprehensive
                                  Stock       Capital         Income          Earnings         Income         Total
                                  -----       -------         ------          --------         ------         -----
   Balance January 1, 2001      $  3,571   $      20                         $  35,523       $   (333)      $  38,781

   Comprehensive Income
     Net income                                             $   1,497            1,497                          1,497
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment/1/                                          1,379                           1,379           1,379
                                                            ---------

   Comprehensive income                                     $   2,876
                                                            =========

   Stock options exercised             8          66                                --             --              74

   Repurchase of
     common stock                    (22)        (86)                             (229)            --            (337)

   Cash dividends                     --          --                              (499)            --            (499)
                                --------   ---------                         ---------       --------       ---------

   Balance March 31, 2001       $  3,557   $      --                         $  36,292       $  1,046       $  40,895
                                ========   =========                         =========       ========       =========

----------------------------

/1/ There were no reclassification adjustments for the three months ended March
    31, 2001.

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

                                                                          Three Months Ended March 31,
                                                                            2001                2000
                                                                         ---------           ---------
Cash flows from operating activities:
     Net income                                                          $   1,497           $   1,369
     Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
         Depreciation                                                          307                 240
         Amortization of goodwill                                               69                  69
         Provision for loan losses                                             100                  75
         Accretion of discounts and amortization of
              premiums on investment securities, net                           (23)                (11)
         Proceeds from sale of loans                                        84,506              70,319
         Origination of loans held for sale                               (107,095)            (58,420)
         Change in other assets and liabilities:
           Accrued interest receivable                                          (2)                 67
           Other assets                                                          3                (641)
           Accrued interest payable                                            118                 163
           Other liabilities                                                 3,738                 (72)
                                                                         ---------           ---------
         Net cash provided by (used in) operating activities               (16,782)             13,158
                                                                         ---------           ---------
Cash flows from investing activities:
     Proceeds from maturities of investments
         held to maturity                                                       --                 100
     Proceeds from sales and maturities of
         investments available for sale                                      3,955                 372
     Purchase of investments available for sale                                (87)               (351)
     Net increase in customer loans                                        (13,196)             (8,775)
     Purchase of corporate premises and equipment                           (1,999)               (710)
                                                                         ---------           ---------
         Net cash used in investing activities                             (11,327)             (9,364)
                                                                         ---------           ---------
Cash flows from financing activities:
     Net increase (decrease) in demand, interest bearing
         interest-bearing demand and savings deposits                        9,886              (2,443)
     Net increase (decrease) in time deposits                               10,474               6,087
     Net increase (decrease) in other borrowings                             3,386             (11,805)
     Repurchase of common stock                                               (337)                (48)
     Proceeds from exercise of stock options                                    74                  18
     Cash dividends                                                           (499)               (474)
                                                                         ---------           ---------
     Net cash provided by (used in) financing activities                    22,984              (8,665)
                                                                         ---------           ---------
Net increase (decrease) in cash and cash equivalents                        (5,125)             (4,871)
Cash and cash equivalents at beginning of period                            14,838              15,486
                                                                         ---------           ---------
Cash and cash equivalents at end of period                               $   9,713           $  10,615
                                                                         =========           =========

Supplemental disclosure
     Interest paid                                                       $   3,030           $   2,290
     Income taxes paid                                                   $      --           $      52

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in C&F Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
       The consolidated financial statements include the accounts of C&F Financial Corporation ("the Company") and its subsidiary, Citizens and Farmers Bank ("the Bank"), with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

       Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,595,882 and 3,678,010 for the three months ended March 31, 2001 and 2000, respectively.

Note 3

       During the first quarter of 2000 the board of directors of C&F Financial Corporation authorized management to buy up to 10% of the Company's outstanding common stock in the open market at prices that management and the board of directors determine are prudent. The Company will consider current market conditions and the Company's current capital level, in addition to other factors, when deciding whether to repurchase stock.
       During the first three months of 2001 the Company repurchased 22,000 shares of its common stock in the open market at prices between $14.88 and $15.50 per share. During the first three months of 2000 the Company repurchased 3,000 shares of its common stock in the open market at prices between $14.625 and $16.50 per share.

Note 4

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Company adopted this Statement effective January 1, 2001 and, as permitted by the Statement, transferred securities with a book value of $33,770,000 and a market value of $34,836,000 to the available-for-sale category. Since the Company does not use derivative instruments and strategies, the adoption of the Statement did not have any effect on earnings or financial position.

Note 5

       The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended March 31, 2001 and 2000.

-------------------------------------------------------------------------------------------------------------------
                                                               Period Ended March 31, 2001
                                            Retail        Mortgage
                                            Banking        Banking       Other      Eliminations       Consolidated
-------------------------------------------------------------------------------------------------------------------
Revenues:
Interest income                       $       6,809    $        407    $    --       $      (301)        $   6,915
Gain on sale of loans                            --           1,696         --                --             1,696
Other                                           530             515        217                --             1,262
------------------------------------------------------------------------------------------------------------------
Total operating income                        7,339           2,618        217              (301)            9,873
------------------------------------------------------------------------------------------------------------------
Expenses:
Interest expense                              3,148             301         --              (301)            3,148
Salaries and employee benefits                1,593           1,251        100                --             2,944
Other                                         1,117             632         33                --             1,782
------------------------------------------------------------------------------------------------------------------
Total operating expenses                      5,858           2,184        133              (301)            7,874
------------------------------------------------------------------------------------------------------------------
Income before income taxes                    1,481             434         84                --             1,999
------------------------------------------------------------------------------------------------------------------
Total assets                                365,947          43,499         21           (32,279)          377,188
Capital expenditures                  $       1,928    $         71    $    --       $        --         $   1,999
------------------------------------------------------------------------------------------------------------------

                                                                Period Ended March 31, 2000
                                            Retail        Mortgage
                                            Banking        Banking       Other      Eliminations       Consolidated
-------------------------------------------------------------------------------------------------------------------
Revenues:
Interest income                       $       6,039    $        265    $    --       $      (157)         $  6,147
Gain on sale of loans                            --           1,073         --                --             1,073
Other                                           585             258        152                --               995
------------------------------------------------------------------------------------------------------------------
Total operating income                        6,624           1,596        152              (157)            8,215
------------------------------------------------------------------------------------------------------------------
Expenses:
Interest expense                              2,453             157         --              (157)            2,453
Salaries and employee benefits                1,467             780         84                --             2,331
Other                                         1,082             554         30                --             1,666
------------------------------------------------------------------------------------------------------------------
Total operating expenses                      5,002           1,491        114              (157)            6,450
------------------------------------------------------------------------------------------------------------------
Income before income taxes                    1,622             105         38                --             1,765
------------------------------------------------------------------------------------------------------------------
Total assets                                317,441          14,219         23            (9,567)          322,116
Capital expenditures                  $         681    $         29    $    --       $        --         $     710
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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

Overview

         Net income for the three months ended March 31, 2001 was $1,497,000 compared to $1,369,000 for the same period of 2000. Earnings per diluted share were $.42 for the three months ended March 31, 2001 compared to $.37 per diluted share for the same period of 2000.
         Profitability, as measured by the Company's annualized return on average assets (ROA), decreased to 1.68% for the three months ended March 31, 2001, down from 1.73% for the same period of 2000. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended March 31, 2001 was 15.02%, compared to 15.45% for the three months ended March 31, 2000. For the year ended December 31, 2000, the Company's peer group, as reported by the Federal Reserve, had an average ROE and ROA of 12.06% and 1.05%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended March 31, 2001 was $3.8 million, an increase of $73,000, or 1.9%, from $3.7 million for the three months ended March 31, 2000. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $333.2 million for the three months ended March 31, 2001 compared to $297.9 million for the same period in 2000 offset by a decrease in the net interest margin on a taxable equivalent basis to 4.88% for the three months ended March 31, 2001 from 5.43% for the same period in 2000.
         The increase in average earning assets is a result of the increase in the average balance of loans held in the Bank's portfolio and an increase in the average balance of loans held for sale by C&F Mortgage Corporation. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from a continuing emphasis on commercial and consumer lending. The increase in loans held for sale is a result of increased production at C&F Mortgage Corporation due to decreasing interest rates during the first quarter of 2001. Loans closed at C&F Mortgage Corporation for the three months ended March 31, 2001 were $107,455,000 compared to $58,420,000 for the comparable period in 2000. Loans sold during the first quarter of 2001 were $84,506,000 compared to $70,322,000 for the first quarter of 2000.
         The decrease in the Company's net interest margin on a taxable equivalent basis to 4.88% for the first three months of 2001 from 5.43% for the same period in 2000 was a result of a decrease in the yield on interest earning assets to 8.68% for the first quarter of 2001 from 8.73% for the same period in 2000 and an increase in the cost of funds for the first quarter of 2001 to

4.57% from 3.95% the first quarter of 2000. The decrease in the yield on interest earning assets was a result of a decrease in the yield on loans held by the Bank and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation. Also, the yield on the Company's securities portfolio declined to 7.72% for the first quarter of 2001 compared to 7.91% for the same period in 2000 as a result of the maturities and calls of higher yielding securities. The decrease in the yield on loans held by the Bank is a result of the falling interest rate environment. The increase in the cost of funds for the Company was a result of the increase in the average balance of higher cost certificates of deposit as a percentage of total average interest bearing deposits. The increase in the average balance of certificates of deposit was a result of the increase in rates paid during 2000. The Federal Reserve increased interest rates 100 basis points during the first half of 2000. As a result rates paid on certificates of deposit rose accordingly. As interest rates have begun to decline during the first quarter of this year, the majority of these certificates of deposit should reprice throughout the current year thus reducing the company's cost of funds.

Non-Interest Income

         Non-interest income increased $890,000, or 43%, to $2,958,000 for the three months ended March 31, 2001 from $2,068,000 for the same period in 2000. The majority of this increase was a result of a $623,000 increase in the gain on sale of loans and other fees due to the increase in volume of loans originated and sold by C&F Mortgage Corporation.

Non-Interest Expense

         Non-interest expense increased $704,000, or 18%, to $4,626,000 for the three month period ended March 31, 2001 from $3,922,000 for the same period in 2000. This increase is mainly attributable to an additional branch office at the Bank, the overall growth in the Company and an increase in salaries expense and other operating expenses at C&F Mortgage Corporation resulting from the increase in origination of loans due to the lower interest rate environment.

Income Taxes

         Applicable income taxes on earnings for the first three months of 2001 amounted to $502,000 resulting in an effective tax rate of 25.1% compared to $396,000, or 22.4%, for the same period in 2000. The increase in the effective tax rate for the quarter is a result of the decrease in earnings subject to no taxes, such as certain loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income. This decrease in earnings subject to no taxes as a percentage of total income is primarily a result of the increase in income at C&F Mortgage Corporation.


Asset Quality-Allowance /Provision For Loan Losses

         The Company had $100,000 in provision expense for the first three months of 2001 compared to $75,000 for the same period in 2000. Loans charged off amounted to $23,000 for the three months ended March 31, 2001 and $12,000 for the same period of 2000. Recoveries amounted to $2,000 and $700 for the three months ended March 31, 2001 and 2000, respectively. The allowance for loan losses was $3.7 million and $3.6 million at March 31, 2001 and December 31, 2000, respectively. The allowance approximates 1.50% and 1.55% of total loans outstanding at March 31, 2001 and December 31, 2000, respectively. Management feels that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

         Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned were $291,000 at March 31, 2001 compared to $473,000 at December 31, 2000.


FINANCIAL CONDITION

Summary

         At March 31, 2001, the Company had total assets of $377.2 million compared to $347.5 million at December 31, 2000.

Loan Portfolio

         At March 31, 2001 loans held for sale amounted to $40.2 million compared to $17.6 million at December 31, 2000. The increase is a result of increased originations at C&F Mortgage Corporation resulting from the decrease in interest rates during the first quarter of this year.

         The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                            March 31, 2001                      December 31, 2000
                                                            (Dollars in Thousands)
                                        Amount           Percent             Amount           Percent
                                       --------         ---------           --------        ----------
Real estate - mortgage              $      87,924         35%              $    87,428         37%
Real estate - construction                  9,100          4                     9,109          4
Commercial, financial and
   agricultural                           126,750         51                   113,571         48
Equity lines                               11,304          5                    11,616          5
Consumer                                   12,642          5                    12,815          6
                                    -------------        ---               -----------        ---
Total loans                               247,720        100%                  234,539        100%
                                                         ===                                  ===
Less unearned loan fees                      (992)                                (986)
Less allowance for possible
     loan losses                           (3,688)                              (3,609)
                                    -------------                          -----------
Total loans, net                    $     243,040                          $   229,944
                                    =============                          ===========

Investment Securities

         At March 31, 2001, total investment securities were $65,523,000 compared to $67,278,000 at December 31, 2000. Securities of U.S. Government agencies and corporations represent 18% of the total securities portfolio, obligations of state and political subdivisions were 72%, U.S. Treasury securities were 2%, and preferred stocks were 8% at March 31, 2001.

Deposits

          Deposits totaled $311.1 million at March 31, 2001 compared to $290.7 million at December 31, 2000. Non-interest bearing deposits totaled $43.6 million at March 31, 2001 compared to $35.7 million at December 31, 2000.

Liquidity

          At March 31, 2001, cash, securities classified as available for sale and interest-bearing deposits were 21.09% of total earning assets. Asset liquidity is also provided by managing the investment maturities.
          Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.

Capital Resources

     The Company's Tier I capital ratio was 13.5% at March 31, 2001 compared to 14.4% at December 31, 2000. The total risk-based capital ratio was 14.7% at March 31, 2001 compared to 15.6% at December 31, 2000. These ratios are in excess of the mandated minimum requirements. The decrease in the Tier I capital ratio and the total risked based capital ratio was a result of an increase in the Company's loan portfolio and in loans held for sale by C&F Mortgage Corporation.
     Shareholders' equity was $40.9 million at the end of the first quarter of 2001 compared to $38.8 million at December 31, 2000. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 2001 and December 31, 2000, the Company's leverage ratio was 10.9%. This exceeds the required minimum leverage ratio of 4%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 2000 Form 10 K.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or of which property of the Company is subject.


ITEM 2.  CHANGES IN SECURITIES - Inapplicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Inapplicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          C&F Financial Corporation's Annual Shareholders Meeting was held on April 17, 2001.

(a) Joshua H. Lawson and Paul C. Robinson were elected as Class II Directors to the Board of Directors until the 2004 Annual Meeting of Shareholders.

(b) Yount, Hyde & Barbour, P.C. was appointed as independent auditors of the Company for 2001.


ITEM 5.  OTHER INFORMATION - Inapplicable


ITEM 6.  REPORTS ON FORM 8-K

(a)      Reports on Form 8-K

              On March 27, 2001 a report on Form 8-K was filed to announce the continuation of the Company's Stock Repurchase Plan.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                 (Registrant)




Date May 3, 2001                  /s/ Larry G. Dillon
     -----------                  ---------------------------------------
                                  Larry G. Dillon, Chairman and President


Date May 3, 2001                  /s/ Thomas F. Cherry
     -----------                  ---------------------------------------
                                  Thomas F. Cherry, Chief Financial Officer