Form 10-Q
period 2001-06-30
C & F FINANCIAL CORP
filed 2001-08-09
CIK 913341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended    June 30, 2001
                                  -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ___________________ to _______________________

Commission file number        000-23423
                              ---------

                            C&F Financial Corporation
                            -------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


             Virginia                            54-1680165
             --------                            ----------
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation of organization)           Identification No.)


   Eighth and Main Streets      West Point VA                   23181
   ---------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

(Issuer's telephone number)              (804) 843-2360
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,536,639 as of August 7, 2001.
                                                 -------------------------------

                               TABLE OF CONTENTS



Part I - Financial Information                                           Page
------------------------------                                           ----

Item 1.   Financial Statements

          Consolidated Balance Sheets -
             June 30, 2001 and December 31, 2000........................   1

          Consolidated Statements of Income -
             Three months and six months ended June 30, 2001 and 2000...   2

          Consolidated Statements of Shareholders' Equity
             Six months ended June 30, 2001 and 2000....................   3

          Consolidated Statements of Cash Flows -
             Six months ended June 30, 2001 and 2000....................   5

          Notes to Consolidated Financial Statements....................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operation...................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....  14


Part II - Other Information
-----------------------------

Item 1.   Legal Proceedings.............................................  14

Item 2.   Changes in Securities.........................................  14

Item 3.   Defaults Upon Senior Securities...............................  14

Item 4.   Submission of Matters to a Vote of Security Holders...........  14

Item 5.   Other Information.............................................  14

Item 6.   Exhibits and Reports on Form 8-K..............................  15

Signatures..............................................................  16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                                     June 30, 2001   December 31, 2000
------                                                     -------------  ------------------
                                                            (Unaudited)
Cash and due from banks                                         $  9,822            $  8,923
Interest -bearing deposits in other banks                          1,445               5,915
                                                                --------            --------
   Total cash and cash equivalents                                11,267              14,838
Securities -available for sale at fair value, amortized
 cost of $56,006 and $32,419, respectively                        57,297              31,913
Securities-held to maturity at amortized cost,
 fair value of $0 and $34,976,
 respectively                                                         --              33,770
Loans held for sale, net                                          54,832              17,600
Loans, net                                                       250,378             229,944
Federal Home Loan Bank stock                                       1,595               1,595
Corporate premises and equipment,
     net of accumulated depreciation                              12,618               9,890
Accrued interest receivable                                        2,417               2,404
Other assets                                                       6,237               5,518
                                                                --------            --------

   Total assets                                                 $396,641            $347,472
                                                                ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits
 Non-interest-bearing demand deposits                           $ 47,336            $ 35,735
 Savings and interest-bearing demand deposits                    118,311             117,566
 Time deposits                                                   154,159             137,387
                                                                --------            --------
   Total deposits                                                319,806             290,688
Borrowings                                                        26,991              13,969
Accrued interest payable                                           1,018                 993
Other liabilities                                                  6,757               3,041
                                                                --------            --------
   Total liabilities                                             354,572             308,691
                                                                --------            --------

Commitments and contingent liabilities

Shareholders' Equity
 Preferred stock ($1.00 par value,
   3,000,000 shares authorized)                                       --                  --
 Common stock ($1.00 par value, 8,000,000
   shares authorized, 3,556,639 and 3,571,039
   shares issued and outstanding at June 30,
   2001 and December 31, 2000, respectively)                       3,557               3,571
 Additional paid-in capital                                            -                  20
 Retained earnings                                                37,660              35,523
 Accumulated other comprehensive income (loss)
   net of tax of $439 and ($172), respectively                       852                (333)
                                                                --------            --------

   Total shareholders' equity                                     42,069              38,781
                                                                --------            --------

   Total liabilities and
   shareholders' equity                                         $396,641            $347,472
                                                                ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollars in thousands, except for per share amounts)

                                                         Three Months Ended       Six Months Ended
                                                       ----------------------  ----------------------
                                                              June 30,                June 30,
                                                       ----------------------  ----------------------
Interest Income                                              2001        2000        2001        2000
                                                       ----------  ----------  ----------  ----------
  Interest and fees on loans                           $    6,333  $    5,437  $   12,262  $   10,538
  Interest on other investments
     and fed funds                                             12          36          30          80
  Interest on investment securities
     U.S. Treasury Securities                                  10          20          30          40
     U.S. Government agencies and corporations                149         239         365         477
     Tax-exempt obligations of states and political
       subdivisions                                           600         616       1,219       1,238
     Corporate bonds and other                                118         113         232         235
                                                       ----------  ----------  ----------  ----------
     Total interest income                                  7,222       6,461      14,138      12,608

Interest expense
  Savings and interest-bearing deposits                       713         798       1,514       1,613
  Certificates of deposit, $100,000 or more                   453         304         901         531
  Other time deposits                                       1,757       1,193       3,447       2,272
  Short-term borrowings and other                             275         404         485         736
                                                       ----------  ----------  ----------  ----------
     Total interest expense                                 3,198       2,699       6,347       5,152

Net interest income                                         4,024       3,762       7,791       7,456

Provision for loan losses                                     100         100         200         175
                                                       ----------  ----------  ----------  ----------

Net interest income after provision for loan losses         3,924       3,662       7,591       7,281

Other operating income
  Gain on sale of loans                                     2,424       1,214       4,119       2,287
  Service charges on deposit accounts                         364         323         742         630
  Other service charges and fees                              849         534       1,460         927
  Other income                                                245         235         519         529
                                                       ----------  ----------  ----------  ----------
     Total other operating income                           3,882       2,306       6,840       4,373

Other operating expenses
  Salaries and employee benefits                            3,192       2,417       6,136       4,748
  Occupancy expenses                                          679         624       1,281       1,208
  Goodwill amortization                                        69          69         137         137
  Other expenses                                            1,256       1,039       2,268       1,977
                                                       ----------  ----------  ----------  ----------
     Total other operating expenses                         5,196       4,149       9,822       8,070

Income before income taxes                                  2,610       1,819       4,609       3,584
Income tax expense                                            744         421       1,246         817
                                                       ----------  ----------  ----------  ----------
Net income                                             $    1,866  $    1,398  $    3,363  $    2,767
                                                       ==========  ==========  ==========  ==========

Per share data
Net income - basic                                      $     .52  $      .38  $      .94  $      .76
Net income - assuming dilution                                .52  $      .38         .94  $      .75
Cash dividends paid and declared                              .14  $      .13         .28  $      .26
Weighted average number of shares - basic               3,556,639   3,620,468   3,562,880   3,632,752
Weighted average number of shares -
  assuming dilution                                     3,589,145   3,652,452   3,592,513   3,665,231

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)



                                                                                                Accumulated
                                                            Additional                              Other
                                                       Common Paid-In  Comprehensive  Retained  Comprehensive
                                                        Stock Capital  Income         Earnings  Income (Loss)  Total
                                                        ----- -------  -------------  --------  -------------  -----
 Balance January 1, 2000                               $3,645   $ 14                   $32,728    $(1,257)   $35,130

 Comprehensive income
  Net income                                               --     --   $2,767            2,767         --      2,767
  Other comprehensive
   income, net of tax
     Unrealized gain on
     securities, net of
     reclassification
     adjustment
     (See disclosure below)                                --     --       14               --         14         14
                                                                       ------

 Comprehensive income                                                  $2,781
                                                                       ======

 Stock options exercised                                    7     64                        --         --         71

 Repurchase of
  common stock                                            (61)   (78)                     (814)        --       (953)

 Cash dividends                                            --     --                      (944)        --       (944)
                                                       ------   ----                  --------   --------   --------

 Balance June 30, 2000                                 $3,591   $ --                   $33,737    $(1,243)   $36,085
                                                       ======   ====                  ========   ========   ========

----------------------------

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period                     $   87
Less: reclassification adjustment for gains
  included in net income                                                  (73)
                                                                       ------
Net unrealized gains on securities                                     $   14
                                                                       ======

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                             (Dollars in thousands)



                                                                         Accumulated
                                     Additional                              Other
                              Common  Paid-In   Comprehensive  Retained  Comprehensive
                              Stock    Capital  Income         Earnings  Income (Loss)    Total
                              -----    -------  ------------   --------  -------------  --------



 Balance January 1, 2001      $3,571      $ 20                   $35,523    $ (333)      $38,781

 Comprehensive Income
  Net income                      --        --   $3,363            3,363        --         3,363
  Other comprehensive
   income, net of tax
     Unrealized gain on
     securities, net of
     reclassification
     adjustment(1)                --        --    1,185               --     1,185         1,185
                                                 ------

 Comprehensive income                            $4,548
                                                 ======

 Stock options exercised           8        66                        --        --            74

 Repurchase of
  common stock                   (22)      (86)                     (229)       --          (337)

 Cash dividends                   --        --                      (997)       --          (997)
                              ------   -------                   --------    ------      --------

 Balance June 30, 2001        $3,557      $ --                   $37,660    $  852       $42,069
                              ======   =======                  ========    ======      ========

____________________________

(1) There were no reclassification adjustments for the six months ended June 30, 2001.



The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                           Six Months Ended June 30,
                                                         ----------------------------
                                                                 2001        2000
                                                            ---------   ---------
Cash flows from operating activities:
  Net income                                                $   3,363   $   2,767
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
     Depreciation                                                 648         509
     Amortization of goodwill                                     137         137
     Provision for loan losses                                    200         175
     Accretion of discounts and amortization of
       premiums on investment securities, net                     (33)        (23)
     Proceeds from sale of loans                              236,005     146,402
     Origination of loans held for sale                      (273,237)   (142,493)
     Change in other assets and liabilities:
      Accrued interest receivable                                 (14)        (76)
      Other assets                                             (1,467)       (836)
      Accrued interest payable                                     25         152
      Other liabilities                                         3,716         151
                                                            ---------   ---------
     Net cash provided by (used in) operating activities      (30,657)      6,865
                                                            ---------   ---------

Cash flows from investing activities:
  Proceeds from maturities and calls of investments
     held to maturity                                              --         650
  Proceeds from sales, maturities, and calls of
     investments available for sale                            10,908         372
  Purchase of investments available for sale                     (691)       (690)
  Net increase in customer loans                              (20,635)    (18,473)
  Purchase of corporate premises and equipment                 (3,375)     (1,093)
                                                            ---------   ---------
       Net cash used in investing activities                  (13,793)    (19,234)
                                                            ---------   ---------

Cash flows from financing activities:
  Net increase (decrease) in demand,
     interest-bearing demand and savings deposits              12,346      (5,635)
  Net increase in time deposits                                16,771      15,131
  Net increase in other borrowings                             13,022       3,069
  Proceeds from exercise of stock options                          74          71
  Repurchase of common stock                                     (337)       (953)
  Cash dividends                                                 (997)       (944)
                                                            ---------   ---------
     Net cash provided by financing activities                 40,879      10,739
                                                            ---------   ---------

Net (decrease) in cash and cash equivalents                    (3,571)     (1,630)
Cash and cash equivalents at beginning of period               14,838      15,486
                                                            ---------   ---------
Cash and cash equivalents at end of period                  $  11,267   $  13,856
                                                            =========   =========

Supplemental disclosure
  Interest paid                                             $   6,322   $   5,001
  Income taxes paid                                         $     939   $     545

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

   These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-K for the year ended December 31, 2000.

   The consolidated financial statements include the accounts of C&F Financial Corporation ("the Company") and its subsidiary, Citizens and Farmers Bank ("the Bank") with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

   Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,589,145 and 3,652,452 for the three months ended June 30, 2001 and 2000, respectively, and 3,592,513 and 3,665,231 for the six months ended June 30, 2001 and 2000, respectively.

Note 3

   During the first quarter of 2001 the board of directors of C&F Financial Corporation authorized management to buy up to 10% of the Company's outstanding common stock in the open market at prices that management and the board of directors determine are prudent. The Company will consider current market conditions and the Company's current capital level, in addition to other factors, when deciding whether to repurchase stock.

   During the first six months of 2001 the Company repurchased 22,000 shares of its common stock in the open market at prices between $14.88 and $15.50 per share. During the first six months of 2000 the Company repurchased 61,000 shares of its common stock in the open market at prices between $12.375 and $17.00 per share

Note 4

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Company adopted this Statement effective January 1, 2001 and, as permitted by the Statement, transferred securities with a book value of $33,770,000 and a market value of $34,836,000 to the available-for-sale category. Since the Company does not use derivative instruments and strategies, the adoption of the Statement did not have any effect on earnings or financial position.

Note 5

   On August 6, 2001, the Company signed an agreement with Northern Neck State Bank for the sale of its Tappahannock Branch Office. The transaction includes approximately $16 million in deposits and $3.0 million in loans. The sale will result in a gain based on the amount of deposits held by the branch at the date of closing, which is expected by the end of October 2001, subject to regulatory approval.

Note 6

   The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended June 30, 2001 and 2000.


                                             Three Months Ended June 30, 2001
                                   Retail   Mortgage
                                  Banking   Banking   Other  Eliminations   Consolidated
                                  --------  --------  -----  -------------  ------------
Revenues:
Interest income                   $  6,949   $   750   $ --      $   (477)      $  7,222
Gain on sale of loans                   --     2,424     --            --          2,424
Other                                  548       690    220            --          1,458
--------------------------------  --------   -------   ----      --------       --------
Total operating income               7,497     3,864    220          (477)        11,104
--------------------------------  --------   -------   ----      --------       --------
Expenses:
Interest expense                     3,198       477     --          (477)         3,198
Salaries and employee benefits       1,557     1,546     89            --          3,192
Other                                1,310       751     43            --          2,104
--------------------------------  --------   -------   ----      --------       --------
Total operating expenses             6,065     2,774    132          (477)         8,494
--------------------------------  --------   -------   ----      --------       --------
Income before income taxes           1,432     1,090     88            --          2,610
--------------------------------  --------   -------   ----      --------       --------
Total assets                       384,319    59,044     38       (46,760)       396,641
Capital expenditures              $  1,329   $    49   $ --      $     --       $  1,378


                                              Three Months Ended June 30, 2000
                                    Retail   Mortgage
                                   Banking   Banking   Other  Eliminations   Consolidated
                                   --------  --------  -----  -------------  ------------
Revenues:
Interest income                    $  6,347   $   313   $ --      $   (199)      $  6,461
Gain on sale of loans                    --     1,214     --            --          1,214
Other                                   566       315    211            --          1,092
---------------------------------  --------   -------   ----      --------       --------
Total operating income                6,913     1,842    211          (199)         8,767
---------------------------------  --------   -------   ----      --------       --------
Expenses:
Interest expense                      2,699       199     --          (199)         2,699
Salaries and employee benefits        1,461       842    114            --          2,417
Other                                 1,215       580     37            --          1,832
---------------------------------  --------   -------   ----      --------       --------
Total operating expenses              5,375     1,621    151          (199)         6,948
---------------------------------  --------   -------   ----      --------       --------
Income before income taxes            1,538       221     60            --          1,819
---------------------------------  --------   -------   ----      --------       --------
Total assets                        337,609    22,268     48       (16,902)       343,023
Capital expenditures               $    340   $    43   $ --      $     --       $    383

=========================================================================================
                                              Six Months Ended June 30, 2001
                                    Retail   Mortgage
                                   Banking   Banking   Other  Eliminations   Consolidated
                                   --------  --------  -----  ------------   ------------
Revenues:
Interest income                    $ 13,758   $ 1,159   $ --      $   (779)      $ 14,138
Gain on sale of loans                    --     4,119     --            --          4,119
Other                                 1,078     1,205    438            --          2,721
---------------------------------  --------   -------   ----      --------       --------
Total operating income               14,836     6,483    438          (779)        20,978
---------------------------------  --------   -------   ----      --------       --------
Expenses:
Interest expense                      6,347       779     --          (779)         6,347
Salaries and employee benefits        3,150     2,796    190            --          6,136
Other                                 2,427     1,383     76            --          3,886
---------------------------------  --------   -------   ----      --------       --------
Total operating expenses             11,924     4,958    266          (779)        16,369
---------------------------------  --------   -------   ----      --------       --------
Income before income taxes            2,912     1,525    172            --          4,609
---------------------------------  --------   -------   ----      --------       --------
Total assets                        384,319    59,044     38       (46,760)       396,641
Capital expenditures               $  3,255   $   120   $ --      $     --       $  3,375


                                              Six Months Ended June 30, 2000
                                   Retail   Mortgage
                                  Banking   Banking   Other  Eliminations   Consolidated
                                  --------  --------  -----  -------------  ------------
Revenues:
Interest income                   $ 12,386   $   578   $ --      $   (356)      $ 12,608
Gain on sale of loans                   --     2,287     --            --          2,287
Other                                1,151       573    362            --          2,086
--------------------------------  --------   -------   ----      --------       --------
Total operating income              13,537     3,438    362          (356)        16,981
--------------------------------  --------   -------   ----      --------       --------
Expenses:
Interest expense                     5,152       356     --          (356)         5,152
Salaries and employee benefits       2,928     1,622    198            --          4,748
Other                                2,298     1,133     66            --          3,497
--------------------------------  --------   -------   ----      --------       --------
Total operating expenses            10,378     3,111    264          (356)        13,397
--------------------------------  --------   -------   ----      --------       --------
Income before income taxes           3,159       327     98            --          3,584
--------------------------------  --------   -------   ----      --------       --------
Total assets                       337,609    22,268     48       (16,902)       343,023
Capital expenditures              $  1,021   $    72   $ --      $     --       $  1,093


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of C&F Financial Corporation (the "Company"). This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, and supplemental financial data.


Overview

     Net income increased 33.5% to $1,866,000 for the three months ended June 30, 2001 compared to $1,398,000 for the same period of 2000. Earnings per diluted share were $.52 for the three month period, up 36.8% from $.38 per diluted share for the three months ended June 30, 2000. Net income for the first six months ended June 30, 2001 increased 21.5% to $3,363,000 compared to $2,767,000 for the same period of 2000. Earnings per diluted share increased 25.3% to $.94 per diluted share for the six months ended June 30, 2001 compared to $.75 per diluted share for the same period in 2000.

     Profitability as measured by the Company's annualized return on average assets (ROA) was 1.95% for the three months ended June 30, 2001 compared to 1.72% for the same period of 2000. For the first six months of 2001 ROA was 1.82% compared to 1.72% for the first six months of 2000. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended June 30, 2001 was 18.03% compared to 15.52% for the three months ended June 30, 2000. For the first six months of 2001 ROE was 16.55% compared to 15.48% for the first six months of 2000. The increase in income is attributed to an increase in profitability at C&F Mortgage Corporation resulting from the lower interest rate environment.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended June 30, 2001 was $4.0 million, an increase of $262,000, or 6.9% from $3.8 million for the three months ended June 30, 2000. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $358.5 million for the three months ended June 30, 2001 compared to $308.5 million for the same period in 2000 offset by a decrease in the net interest margin on a taxable equivalent basis to 4.85% for the quarter ended June 30, 2001 from 5.33% for the same quarter in 2000.

     The increase in average earning assets is a result of the increase in the average balance of loans held in the Bank's portfolio and an increase in the average balance of loans held for sale by C&F Mortgage Corporation offset by a decrease in the average balance of investment securities. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from a continuing emphasis on commercial and consumer lending. The decrease in the average balance of the securities portfolio was the result of maturities and calls due to the sharp decline in interest rates during the first half of 2001. The funds from these calls and maturities were used to support growth in the loan portfolio.

     The increase in loans held for sale is a result of increased production at C&F Mortgage Corporation due to declining interest rates during the first half of 2001. Loans closed at C&F Mortgage Corporation for the three months ended June 30, 2001 were $166,096,000 compared to $84,072,000 for the comparable period in 2000. Loans sold during the second quarter of 2001 were $151,499,000 compared to $75,953,000 for the second quarter of 2000.

     The decrease in the company's net interest margin on a taxable equivalent basis for the three months ended June 30, 2001 compared to the same period in 2000 was a result of a decrease in the yield on interest earning assets to 8.44% for the second quarter of 2001 from 8.83% for the same period in 2000 and an increase in the cost of funds to 4.37% for the second quarter of 2001 compared to 4.21% for the same period in 2000. The decrease in the yield on interest earning assets is a result of a decrease in the yield on loans held by the Bank and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation. The decrease in the yield on loans held by the Bank is a result of the declining interest rate environment. The increase in the cost of funds is a result of an increase in rates paid on certificates of deposit, offset by a decrease in rates paid on interest checking, money market and savings accounts and a decrease in rates paid on borrowings from the FHLB. The increase in the rates paid on certificates of deposit was a result of the higher interest rate environment during 2000. As the majority of these certificates mature in 2001, the rates paid on certificates of deposit will continue to decline. The decrease in rates paid on interest checking, money market and savings accounts and rates paid on borrowings from the FHLB is due to the lower interest rate environment during 2001.

     Net interest income for the six months ended June 30, 2001 was $7.8 million, an increase of $335,000, or 4.5%, from $7.5 million for the six months ended June 30, 2000. The increase in net interest income is a result of an increase in the average balance of interest earning assets offset by a decrease in the net interest margin on a taxable equivalent basis to 4.86% for the six months ended June 30, 2001 from 5.38% for the first six months of 2000.

     The average balance of interest earning assets increased $42.7 million to $345.9 million for the first six months of 2001 from $303.2 million for the first six months of 2000. The increase in average earning assets is a result of an increase in the average balance of the Bank's loan portfolio and in the average balance of loans held for sale by C&F Mortgage Corporation offset by a decrease in the Bank's securities portfolio. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from a continuing emphasis on commercial and consumer lending. The decrease in the average balance of the securities portfolio was the result of maturities and calls due to the sharp decline in interest rates during the first half of 2001. The funds from these calls and maturities were used to support growth in the loan portfolio.

     The increase in loans held for sale is a result of increased production at C&F Mortgage Corporation due to decreasing interest rates during the first half of 2001. Loans closed at C&F Mortgage Corporation for the six months ended June 30, 2001 were $273,237,000 compared to $142,493,000 for the comparable period in 2000. Loans sold during the first half of 2001 were $236,005,000 compared to $146,402,000 for the first half of 2000.

     The decrease in the company's net interest margin on a taxable equivalent basis for the six months ended June 30, 2001 compared to the same period in 2000 was a result of a decrease in the yield on interest earning assets to 8.55% for the first half of 2001 from 8.78% for the same period in 2000 and a increase in the cost of funds to 4.47% for the first half of 2001 compared to 4.08% for the same period in 2000. The decrease in the yield on interest earning assets is a result of a decrease in the yield on loans held by the Bank, an increase in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation and a decrease in the yield on the securities portfolio. The decrease in the yield on loans held by the Bank is a result of the declining interest rate environment. The decrease in the yield on the securities portfolio is a result of the calls and maturities of higher yielding securities during the first six months of 2001. The increase in the cost of funds is a result of an increase in rates paid on certificates of deposit, offset by a decrease in rates paid on interest checking, money market and savings accounts and a decrease in rates paid on borrowings from the FHLB. The increase in the rates paid on certificates of deposit was a result of the high interest rate environment during 2000. As the majority of these certificates mature in 2001, the rates paid on certificates of deposit will continue to decline. The decrease in rates paid on interest checking, money market and savings accounts and rates paid on borrowings from the FHLB was due to the lower interest rate environment during 2001.

Non-Interest Income

     Other operating income increased $1,576,000, or 68.3%, to $3,882,000 for the second quarter of 2001 from $2,306,000 for the second quarter of 2000. Other operating income increased $2,466,000, or 56.4%, to $6,840,000 for the first six months of 2001 from $4,373,000 for the first six months of 2000. The increase in other operating income is mainly attributed to an increase in gain on sale of loans resulting from an increase in volume of loans sold by C&F Mortgage Corporation.


Non-Interest Expense

     Other operating expenses increased $1,047,000, or 25.2%, to $5,196,000 for the second quarter of 2001 from $4,149,000 for the second quarter of 2000.
Other operating expenses increased $1,752,000, or 21.4%, to $9,822,000 for the first six months of 2001 from $8,070,000 for the first six months of 2000. This increase is mainly attributable to the opening of an additional branch office at the Bank during the second quarter of 2000, the overall growth in the Company and an increase in salaries and employee benefits expense and other operating expenses at C&F Mortgage Corporation resulting from the increase in origination of loans due to the lower interest rate environment.

Income Taxes

     Income tax expense for the three months ended June 30, 2001 amounted to $744,000, resulting in an effective tax rate of 28.5% compared to $421,000, or 23.1%, for the three months ended June 30, 2000. Income tax expense for the six months ended June 30, 2001 amounted to $1,246,000, resulting in an effective tax rate of 27.0% compared to $817,000, or 22.8%, for the six months ended June 30, 2000. The increase in the effective tax rate for the quarter and for the six months is a result of the decrease in earnings subject to no taxes, such as certain loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income. This increase in earnings subject to taxes as a percentage of total income is primarily a result of the increase in income at C&F Mortgage Corporation.

Asset Quality-Allowance /Provision For Loan Losses

     The Company had $200,000 in provision expense for the first six months of 2001 and $175,000 for the first six months of 2000. Loans charged off amounted to $72,000 for the six months ended June 30, 2001 and $26,000 for the same period in 2000. Recoveries amounted to $4,000 and $2,000 for the six months ended June 30, 2001 and 2000, respectively. The allowance for loan losses was $3.7 million at June 30, 2001 and $3.6 million at December 31, 2000. The allowance approximates 1.47% and 1.54% of total loans outstanding at June 30, 2001 and December 31, 2000. Management feels that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

     Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned was $339,000 at June 30, 2001 compared to $473,000 at December 31, 2000.

FINANCIAL CONDITION

     At June 30, 2001, the Company had total assets of $396.6 million compared to $347.5 million at December 31, 2000.

Loan Portfolio

     At June 30, 2001, loans held for sale amounted to $54.8 million compared to $17.6 million held at December 31, 2000. The increase is a result of increased originations at C&F Mortgage Corporation resulting from the decrease in interest rates during the first half of this year.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:


                                  June 30, 2001      December 31, 2000
                                        (Dollars in Thousands)
                                Amount    Percent     Amount    Percent
                               ---------  --------  ----------  --------

Real estate - mortgage         $ 85,847        34%   $ 87,428        37%
Real estate - construction        9,835         4       9,109         4
Commercial, financial and
 agricultural                   135,175        53     113,571        48
Equity lines                     11,046         4      11,616         5
Consumer                         13,249         5      12,815         6
                               --------       ---    --------       ---
Total loans                     255,152       100%    234,539       100%
                                              ===                   ===
Less unearned loan fees          (1,033)                 (986)
Less allowance for possible
  loan losses                    (3,741)               (3,609)
                               --------              --------
Total loans, net               $250,378              $229,944
                               ========              ========


Investment Securities

     At June 30, 2001, total investment securities were $57,297,000 compared to $66,889,000 for December 31, 2000. Securities of U.S. Government agencies and corporations represent 8.04% of the total securities portfolio, obligations of state and political subdivisions were 82.04%, and preferred stocks were 9.92% at June 30, 2001. The decrease in investment securities is a result of numerous investment securities being called as a result of the lower interest rate environment.

Deposits

     Deposits totaled $319.8 million at June 30, 2001 compared to $290.7 at December 31, 2000. Non-interest bearing deposits totaled $47.3 million at June 30, 2001 compared to $35.7 million at December 31, 2000.

Liquidity

     At June 30, 2001, cash, securities classified as available for sale and interest-bearing deposits were 17.3% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

     Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.


Capital Resources

   The Company's Tier I capital ratio was 12.8% at June 30, 2001 compared to 14.4% at December 31, 2000. The total risk-based capital ratio was 13.9% at June 30, 2001 compared to 15.6% at December 31, 2000. These ratios are in excess of the mandated minimum requirements. The decrease in the Tier I capital ratio and the total risked based capital ratio was a result of the shares repurchased as a part of the Company's stock repurchase plan and an increase in total assets mainly attributed to an increase in the Company's loan portfolio and in loans held for sale by C&F Mortgage Corporation.

   Shareholders' equity was $42.1 million at the end of the second quarter of 2000 compared to $38.8 million at December 31, 2000. The leverage ratio consists of Tier I capital divided by quarterly average assets. At June 30, 2001, the Company's leverage ratio was 10.4% compared to 10.9% at December 31, 2000. Each of these exceeds the required minimum leverage ratio of 4%. The decrease in the leverage ratio is a result of the shares repurchased as a part of the Company's stock repurchase plan and the increase in total assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 2000 Form 10K.


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


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Inapplicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION - Inapplicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

       On August 7, 2001 a report on Form 8-K was filed to announce the Company's signing of an agreement to sell its Tappahannock Branch Office.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            C&F FINANCIAL CORPORATION
   ---------------------------------------------------------------------------
                                  (Registrant)



Date  August 7, 2001      /s/ Larry G. Dillon
     ---------------      ------------------------------------------------------
                          Larry G. Dillon, President and Chief Executive Officer



Date August 7, 2001       /s/ Thomas F. Cherry
     --------------      -------------------------------------------------------
                         Thomas F. Cherry, Chief Financial Officer