Form 10-Q
period 2001-09-30
C & F FINANCIAL CORP
filed 2001-11-09
CIK 913341

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)                         FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended         September 30, 2001
                                   ---------------------------------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to ______________________


     Commission file number                      000-23423
                           -----------------------------------------------------

                           C&F Financial Corporation
--------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


           Virginia                                      54-1680165
-------------------------------                  -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation of organization)                      Identification No.)


  Eighth and Main Streets                    West Point VA               23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(Issuer's telephone number)                 (804) 843-2360
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,523,326 as of November 6,
                                                    ---------------------------
2001.
----

                               TABLE OF CONTENTS


Part I - Financial Information                                                                Page
------------------------------                                                                ----
Item 1.   Financial Statements

          Consolidated Balance Sheets -
              September 30, 2001 and December 31, 2000.....................................     1

          Consolidated Statements of Income -
              Three months and nine months ended September 30, 2001 and 2000...............     2

          Consolidated Statements of Shareholders' Equity
              Nine months ended September 30, 2001 and 2000 ...............................     3

          Consolidated Statements of Cash Flows -
              Nine months ended September 30, 2001 and 2000................................     5

          Notes to Consolidated Financial Statements.......................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operation ....................................................     9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................    15


Part II - Other Information
---------------------------

Item 1.   Legal Proceedings ...............................................................    15

Item 2.   Changes in Securities ...........................................................    15

Item 3.   Defaults Upon Senior Securities..................................................    15

Item 4.   Submission of Matters to a Vote of Security Holders .............................    15

Item 5.   Other Information ...............................................................    15

Item 6.   Exhibits and Reports on Form 8-K.................................................    15

Signatures.................................................................................    16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

ASSETS                                                        September 30, 2001      December 31, 2000
------                                                        ------------------      -----------------
                                                                   (Unaudited)
Cash and due from banks                                          $     8,756              $     8,923
Interest-bearing deposits in other banks                              12,409                    5,915
                                                                 -----------              -----------
      Total cash and cash equivalents                                 21,165                   14,838
Securities -available for sale at fair value, amortized
    cost of $51,540 and $32,419, respectively                         53,411                   31,913
Securities-held to maturity at amortized cost,
    fair value of $0 and $34,976,
    respectively                                                          --                   33,770
Loans held for sale, net                                              50,342                   17,600
Loans, net                                                           244,751                  229,944
Federal Home Loan Bank stock                                           1,595                    1,595
Corporate premises and equipment,
    net of accumulated depreciation                                   13,673                    9,890
Accrued interest receivable                                            2,116                    2,404
Other assets                                                           5,023                    5,518
                                                                 -----------              -----------

      Total assets                                               $   392,076              $  347,472
                                                                 ===========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits
   Non-interest-bearing demand deposits                          $    47,562              $    35,735
   Savings and interest-bearing demand deposits                      120,995                  117,566
   Time deposits                                                     159,413                  137,387
                                                                 -----------              -----------
      Total deposits                                                 327,970                  290,688
Borrowings                                                             9,812                   13,969
Accrued interest payable                                               1,078                      993
Other liabilities                                                      9,843                    3,041
                                                                 -----------              -----------
      Total liabilities                                              348,703                  308,691
                                                                 -----------              -----------

Commitments and contingent liabilities

Shareholders' Equity
   Preferred stock ($1.00 par value,
       3,000,000 shares authorized)                                       --                       --
   Common stock ($1.00 par value, 8,000,000
       shares authorized, 3,522,658 and 3,571,039
       shares issued and outstanding at September 30,
       2001 and December 31, 2000, respectively)                       3,523                    3,571
   Additional paid-in capital                                              -                       20
   Retained earnings                                                  38,616                   35,523
   Accumulated other comprehensive income (loss)
      net of tax of $637 and ($172), respectively                      1,234                     (333)
                                                                 -----------              ------------

      Total shareholders' equity                                      43,373                   38,781
                                                                 -----------              -----------

      Total liabilities and
      shareholders' equity                                       $   392,076              $   347,472
                                                                 ===========              ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
            (In thousands of dollars, except for per share amounts)

                                                            Three Months Ended              Nine Months Ended
                                                            ------------------              -----------------
                                                               September 30,                   September 30,
                                                               -------------                   -------------

Interest Income                                              2001            2000           2001           2000
                                                             ----            ----           ----           ----
   Interest and fees on loans                             $    6,294     $    5,792      $    18,556    $   16,331
   Interest on other market investments
       and fed funds                                              33             53               63           133
   Interest on investment securities
       U.S. Treasury Securities                                    -             20               30            60
       U.S. Government agencies and corporations                  73            239              438           715
       Tax-exempt obligations of states and political
          subdivisions                                           584            609            1,803         1,848
       Corporate bonds and other                                 111            117              343           352
                                                          ----------     ----------      -----------    ----------
       Total interest income                                   7,095          6,830           21,233        19,439

Interest Expense
   Savings and interest-bearing deposits                         697            812            2,211         2,425
   Certificates of deposit, $100,000 or more                     442            349            1,343           880
   Other time deposits                                         1,698          1,358            5,145         3,630
   Short-term borrowings and other                               144            482              629         1,218
                                                          ----------     ----------      -----------    ----------
       Total interest expense                                  2,981          3,001            9,328         8,153

Net interest income                                            4,114          3,829           11,905        11,286

Provision for loan losses                                        100             75              300           250
                                                          ----------     ----------      -----------    ----------

Net interest income after provision for loan losses            4,014          3,754           11,605        11,036

Other Operating Income
   Gain on sale of loans                                       2,951          1,374            7,070         3,661
   Service charges on deposit accounts                           337            347            1,079           977
   Other service charges and fees                                817            469            2,277         1,272
   Other income                                                  331            217              850           746
                                                          ----------     ----------      -----------    ----------
       Total other operating income                            4,436          2,407           11,276         6,656

Other Operating Expenses
   Salaries and employee benefits                              3,499          2,507            9,635         7,255
   Occupancy expenses                                            682            552            1,963         1,761
   Goodwill amortization                                          69             69              206           206
   Other expenses                                              1,210            886            3,478         2,739
                                                          ----------     ----------      -----------    ----------
       Total other operating expenses                          5,460          4,014           15,282        11,961

Income before income taxes                                     2,990          2,147            7,599         5,731
Income tax expense                                               900            532            2,146         1,349
                                                          ----------     ----------      -----------    ----------
Net Income                                                $    2,090     $    1,615      $     5,453    $    4,382
                                                          ==========     ==========      ===========    ==========

Per Share Data
Net Income - Basic                                        $      .59     $      .45      $      1.53    $     1.21
Net Income - Assuming Dilution                                   .58     $      .45             1.52    $     1.20
Cash Dividends Paid and Declared                                 .15     $      .13              .43    $      .39
Weighted average number of shares - basic                  3,541,136      3,589,584        3,555,632     3,618,363
Weighted average number of shares -
   assuming dilution                                       3,582,276      3,621,786        3,589,101     3,650,749

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (Amounts in thousands of dollars)
                                  (Unaudited)

                                                                                             Accumulated
                                             Additional                                          Other
                                   Common      Paid-In      Comprehensive      Retained      Comprehensive
                                    Stock      Capital         Income          Earnings      Income (Loss)      Total
                                    -----      -------         ------          --------      -------------      -----
   Balance January 1, 2000         $ 3,645     $    14                        $  32,728          $(1,257)     $  35,130

   Comprehensive Income
     Net income                                               $   4,382           4,382                           4,382
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment
         (See disclosure below)                                     346                              346            346
                                                              ---------

   Comprehensive income                                       $   4,728
                                                              =========

   Stock options exercised               7          68                                                               75

   Repurchase of
     common stock                      (65)        (79)                            (873)                         (1,017)

   Cash dividends                                                                (1,410)          ______         (1,410)
                                   -------     -------                        ---------                     -----------

   Balance September 30, 2000      $ 3,587     $     3                        $  34,827         $   (911)     $  37,506
                                   =======     =======                        =========         =========     =========

----------------------------

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period             $  412
Less: reclassification adjustment for gains
Included in net income                                            (66)
                                                               ------
Net unrealized gains on securities                             $  346
                                                               ======



The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                             Accumulated
                                             Additional                                          Other
                                   Common      Paid-In      Comprehensive      Retained      Comprehensive
                                    Stock      Capital         Income          Earnings      Income (Loss)      Total
                                    -----      -------         ------          --------      -------------      -----
   Balance January 1, 2001         $ 3,571     $    20                        $  35,523          $  (333)     $  38,781

   Comprehensive Income
     Net income                         --          --        $   5,453           5,453               --          5,453
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment/1/                  --          --            1,567              --            1,567          1,567
                                                              ---------

   Comprehensive income                                       $   7,020
                                                              =========

   Stock options exercised              12         101                               --               --            113

   Repurchase of
     common stock                      (60)       (121)                            (833)              --         (1,014)

   Cash dividends                       --          --                           (1,527)              --         (1,527)
                                 ---------   ---------                        ---------       ----------      ---------

   Balance
      September 30, 2001         $   3,523   $      --                        $  38,616       $    1,234      $  43,373
                                 =========   =========                        =========       ==========      =========


----------------------------

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period            $ 1,573
Less: reclassification adjustment for gains
Included in net income                                             (6)
                                                              -------
Net unrealized gains on securities                            $ 1,567
                                                              =======



The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (Amounts in thousands of dollars)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                            2001                 2000
                                                                            ----                 ----
Cash flows from operating activities:
     Net income                                                       $    5,453           $    4,382
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation                                                        976                  741
         Amortization of goodwill                                            206                  206
         Provision for loan losses                                           300                  250
         Accretion of discounts and amortization of
              premiums on investment securities, net                         (43)                 (34)
         Net realized gain on securities                                      (6)                (100)
         Proceeds from sale of loans                                     396,162              226,443
         Origination of loans held for sale                             (428,904)            (222,654)
         Change in other assets and liabilities:
           Accrued interest receivable                                       288                  (61)
           Other assets                                                     (519)                (158)
           Accrued interest payable                                           85                  360
           Other liabilities                                               6,799                  395
                                                                      ----------           ----------
         Net cash provided by (used in) operating activities             (19,203)               9,770
                                                                      ----------           ----------

Cash flows from investing activities:
     Proceeds from maturities and calls of investments
         held to maturity                                                     --                  906
     Proceeds from sales, maturities, and calls of
         investments available for sale                                   16,696                1,010
     Purchase of investments available for sale                           (1,997)              (1,028)
     Net increase in customer loans                                      (15,107)             (25,527)
     Purchase of corporate premises and equipment                         (4,759)              (1,628)
     Purchase of Federal Home Loan Bank stock                                 --                  (10)
                                                                      ----------           ----------
         Net cash used in investing activities                            (5,167)             (26,277)
                                                                      ----------           ----------

Cash flows from financing activities:
     Net increase in demand, interest bearing demand
         and savings deposits                                             15,256                  643
     Net increase in time deposits                                        22,026               20,750
     Net decrease in other borrowings                                     (4,157)                (214)
     Proceeds from exercise of stock options                                 113                   75
     Repurchase of common stock                                           (1,014)              (1,017)
     Cash dividends                                                       (1,527)              (1,410)
                                                                      ----------           ----------
         Net cash provided by financing activities                        30,697               18,827
                                                                      ----------           ----------

Net increase in cash and cash equivalents                                  6,327                2,320
Cash and cash equivalents at beginning of period                          14,838               15,486
                                                                      ----------           ----------
Cash and cash equivalents at end of period                            $   21,165           $   17,806
                                                                      ==========           ==========

Supplemental disclosure
     Interest paid                                                    $    9,243           $    7,793
     Income taxes paid                                                $    1,812           $    1,084


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 2

       Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,582,276 and 3,621,786 for the three months ended September 30, 2001 and 2000, respectively, and 3,589,101 and 3,650,749 for the nine months ended September 30, 2001 and 2000, respectively.

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

       During the first nine months of 2001 the Company repurchased 59,981 shares of its common stock in the open market at prices between $14.88 and $18.00 per share. During the first nine months of 2000 the Company repurchased 65,000 shares of its common stock in the open market at prices between $12.375 and $17.00 per share

Note 4

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Company adopted this Statement effective January 1, 2001 and, as permitted by the Statement, transferred securities with a book value of $33,770,000 and a market value of $34,836,000 to the available-for-sale category. Since the Company does not use derivative instruments and strategies, the adoption of the Statement did not have any effect on earnings or financial position.

Note 5

       On August 6, 2001, the Company signed an agreement with Northern Neck State Bank for the sale of its Tappahannock Branch Office. The transaction includes approximately $16 million in deposits and $3.0 million in loans. The sale will result in a gain based on the amount of deposits held by the branch at the date of closing, which is expected by the middle of November 2001, subject to regulatory approval.

Note 6

       The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended September 30, 2001 and 2000.

===============================================================================================
                                               Three Months Ended September 30, 2001
                                  Retail     Mortgage
                                  Banking    Banking     Other   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------
Revenues:
Interest income                  $  6,707   $    798    $    --   $    (410)     $  7,095
Gain on sale of loans                  --      2,951         --          --         2,951
Other                                 544        681        260          --         1,485
------------------------------------------------------------------------------------------
Total operating income              7,251      4,430        260        (410)       11,531
------------------------------------------------------------------------------------------
Expenses:
Interest expense                    2,981        410         --        (410)        2,981
Salaries and employee benefits      1,554      1,850         95          --         3,499
Other                               1,271        755         35          --         2,061
------------------------------------------------------------------------------------------
Total operating expenses            5,806      3,015        130        (410)        8,541
------------------------------------------------------------------------------------------
Income before income taxes          1,445      1,415        130          --         2,990
------------------------------------------------------------------------------------------
Total assets                      375,960     54,857         45     (38,786)      392,076
Capital expenditures             $  1,345   $     40    $    --   $      --      $  1,385
=========================================================================================

===================================================================================================
                                                 Three Months Ended September 30, 2000
                                             Retail   Mortgage
                                            Banking   Banking      Other  Eliminations Consolidated
---------------------------------------------------------------------------------------------------
Revenues:
Interest income                           $  6,708   $    370      $  --    $   (248)   $  6,830
Gain on sale of loans                           --      1,374         --          --       1,374
Other                                          505        341        188          --       1,034
----------------------------------------------------------------------------------------------------
Total operating income                       7,213      2,085        188        (248)      9,238
----------------------------------------------------------------------------------------------------
Expenses:
Interest expense                             3,001        248         --        (248)      3,001
Salaries and employee benefits               1,499        905        103          --       2,507
Other                                          981        573         29          --       1,583
----------------------------------------------------------------------------------------------------
Total operating expenses                     5,481      1,726        132        (248)      7,091
----------------------------------------------------------------------------------------------------
Income before income taxes                   1,732        359         56          --       2,147
----------------------------------------------------------------------------------------------------
Total assets                               346,063     23,838         11     (16,379)    353,533
Capital expenditures                      $    533   $      5      $  --    $     --    $    538
====================================================================================================

===================================================================================================
                                           Nine Months Ended September 30, 2001
                                  Retail     Mortgage
                                  Banking    Banking   Other  Eliminations Consolidated
---------------------------------------------------------------------------------------
Revenues:
Interest income                  $ 20,466   $  1,956   $  --   $ (1,189)      $ 21,233
Gain on sale of loans                  --      7,070      --         --          7,070
Other                               1,621      1,886     699         --          4,206
--------------------------------------------------------------------------------------
Total operating income             22,087     10,912     699     (1,189)        32,509
--------------------------------------------------------------------------------------
Expenses:
Interest expense                    9,328      1,189      --     (1,189)         9,328
Salaries and employee benefits      4,704      4,647     284         --          9,635
Other                               3,696      2,138     113         --          5,947
--------------------------------------------------------------------------------------
Total operating expenses           17,728      7,974     397     (1,189)        24,910
--------------------------------------------------------------------------------------
Income before income taxes          4,359      2,938     302         --          7,599
--------------------------------------------------------------------------------------
Total assets                      375,960     54,857      45    (38,786)       392,076
Capital expenditures             $  4,599   $    160   $  --   $     --       $  4,759
======================================================================================

======================================================================================================================
                                                     Nine Months Ended September 30, 2000
                                    Retail    Mortgage
                                   Banking     Banking      Other    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------
Revenues:
Interest income                  $ 19,095     $    949       $ --    $   (605)          $ 19,439
Gain on sale of loans                  --        3,661         --          --              3,661
Other                               1,531          914        550          --              2,995
------------------------------------------------------------------------------------------------
Total operating income             20,626        5,524        550        (605)            26,095
------------------------------------------------------------------------------------------------
Expenses:
Interest expense                    8,153          605         --        (605)             8,153
Salaries and employee benefits      4,427        2,528        300          --              7,255
Other                               3,154        1,706         96          --              4,956
------------------------------------------------------------------------------------------------
Total operating expenses           15,734        4,839        396        (605)            20,364
------------------------------------------------------------------------------------------------
Income before income taxes          4,892          685        154          --              5,731
------------------------------------------------------------------------------------------------
Total assets                      346,063       23,838         11     (16,379)           353,533
Capital expenditures             $  1,553     $     77       $ --    $     --           $  1,630
================================================================================================

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

Overview

       Net income increased 29.4% to $2,090,000 for the three months ended September 30, 2001 compared to $1,615,000 for the same period of 2000. Earnings per diluted share were $.58 for the three month period, up 30.7% from $.45 per diluted share for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2001 increased 24.4% to $5,453,000 compared to $4,382,000 for the same period of 2000. Earnings per diluted share increased 26.6% to $1.52 per diluted share for the nine months ended September 30, 2001 compared to $1.20 per diluted share for the same period in 2000.

       Profitability as measured by the Company's annualized return on average assets (ROA) was 2.17% for the three months ended September 30, 2001 compared to 1.91% for the same period of 2000. For the first nine months of 2001 ROA was 1.93% compared to 1.78% for the first nine months of 2000. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended September 30, 2001 was 19.53% compared to 17.45% for the three months ended September 30, 2000. For the first nine months of 2001 ROE was 17.54% compared to 16.16% for the first nine months of 2000. The increase in income is attributed to an increase in profitability at C&F Mortgage Corporation resulting from the lower interest rate environment.

RESULTS OF OPERATIONS

Net Interest Income

       Net interest income for the three months ended September 30, 2001 was $4.1 million, an increase of $285,000, or 7.4% from $3.8 million for the three months ended September 30, 2000. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $358.8 million for the three months ended September 30, 2001 compared to $319.4 million for the same period in 2000 offset by a decrease in the net interest margin on a taxable equivalent basis to 4.93% for the quarter ended September 30, 2001 from 5.23% for the same quarter in 2000.

       The increase in average earning assets is a result of the increase in the average balance of loans held in the Bank's portfolio and an increase in the average balance of loans held for sale by C&F Mortgage Corporation offset by a decrease in the average balance of investment securities. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from a continuing emphasis on commercial and consumer lending. The decrease in the average balance of the securities portfolio was the result of maturities and calls due to the sharp decline in interest rates during the first nine months of 2001. The funds from these calls and maturities were used to support growth in the loan portfolio.

       The increase in loans held for sale is a result of increased production at C&F Mortgage Corporation due to declining interest rates during the first nine months of 2001. Loans closed at C&F Mortgage Corporation for the three months ended September 30, 2001 were $156,123,000 compared to $80,474,000 for the comparable period in 2000. Loans sold during the third quarter of 2001 were $160,157,000 compared to $80,420,000 for the third quarter of 2000.

       The decrease in the company's net interest margin on a taxable equivalent basis for the three months ended September 30, 2001 compared to the same period in 2000 was a result of a decrease in the yield on interest earning assets to 8.28% for the third quarter of 2001 from 8.99% for the same period in 2000 which was partially offset by a decrease in the cost of funds to 4.11% for the third quarter of 2001 compared to 4.47% for the same period in 2000. The decrease in the yield on interest earning assets is a result of a decrease in the yield on loans held by the Bank and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation. The decrease in the yield on loans held by the Bank is a result of the declining interest rate environment. The decrease in the cost of funds is a result of a decrease in rates paid on certificates of deposit, interest checking, money market and savings accounts and a decrease in rates paid on borrowings from the FHLB due to the lower interest rate environment during 2001.

       Net interest income for the nine months ended September 30, 2001 was $11.9 million, an increase of $619,000, or 5.5%, from $11.3 million for the nine months ended September 30, 2000. The increase in net interest income is a result of an increase in the average balance of interest earning assets offset by a decrease in the net interest margin on a taxable equivalent basis to 4.90% for the nine months ended September 30, 2001 from 5.31% for the first nine months of 2000.

       The average balance of interest earning assets increased $41.7 million to $350.3 million for the first nine months of 2001 from $308.6 million for the first nine months of 2000. The increase in average earning assets is a result of an increase in the average balance of the Bank's loan portfolio and in the average balance of loans held for sale by C&F Mortgage Corporation offset by a decrease in the Bank's securities portfolio. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from a continuing emphasis on commercial and consumer lending. The decrease in the average balance of the securities portfolio is the result of maturities and calls due to the sharp decline in interest rates during the first nine months of 2001. The funds from these calls and maturities were used to support growth in the loan portfolio.

       The increase in loans held for sale is a result of increased production at C&F Mortgage Corporation due to decreasing interest rates during the first nine months of 2001. Loans closed at C&F Mortgage Corporation for the nine months ended September 30, 2001 were $428,904,000 compared to $222,654,000 for the comparable period in 2000. Loans sold during the first nine months of 2001 were $396,162,000 compared to $226,443,000 for the first nine months of 2000.

       The decrease in the company's net interest margin on a taxable equivalent basis for the nine months ended September 30, 2001 compared to the same period in 2000 was a result of a decrease in the yield on interest earning assets to 8.47% for the first nine months of 2001 from 8.83% for the same period in 2000 and an increase in the cost of funds to 4.34% for the first nine months of 2001 compared to 4.22% for the same period in 2000. The decrease in the yield on interest earning assets is a result of a decrease in the yield on loans held by the Bank and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation. The decrease in the yield on loans held by the Bank is a result of the declining interest rate environment. The increase in the cost of funds is a result of an increase in rates paid on certificates of deposit, offset by a decrease in rates paid on interest checking, money market and savings accounts and a decrease in rates paid on borrowings from the FHLB. The increase in the rates paid on certificates of deposit was a result of the high interest rate environment during 2000. As the majority of these certificates mature in 2001, the rates paid on certificates of deposit will continue to decline. The decrease in rates paid on interest checking, money market and savings accounts and rates paid on borrowings from the FHLB was due to the lower interest rate environment during 2001.

Non-Interest Income

       Other operating income increased $2,029,000, or 84.3%, to $4,436,000 for the third quarter of 2001 from $2,407,000 for the third quarter of 2000. Other operating income increased $4,620,000, or 69.4%, to $11,276,000 for the first nine months of 2001 from $6,656,000 for the first nine months of 2000. The increase in other operating income is mainly attributed to an increase in gain on sale of loans resulting from an increase in volume of loans sold by C&F Mortgage Corporation.

Non-Interest Expense

       Other operating expenses increased $1,446,000, or 36.0%, to $5,460,000 for the third quarter of 2001 from $4,014,000 for the third quarter of 2000. Other operating expenses increased $3,321,000, or 27.8%, to $15,282,000 for the first nine months of 2001 from $11,961,000 for the first nine months of 2000. This increase is mainly attributable to the opening of an additional branch office at the Bank during the second quarter of 2000, the overall growth in the Company and an increase in salaries and employee benefits expense and other operating expenses at C&F Mortgage Corporation resulting from the increase in origination of loans due to the lower interest rate environment.

Income Taxes

         Income tax expense for the three months ended September 30, 2001 amounted to $900,000, resulting in an effective tax rate of 30.1% compared to $532,000, or 24.8%, for the three months ended September 30, 2000. Income tax expense for the nine months ended September 30, 2001 amounted to $2,146,000, resulting in an effective tax rate of 28.2% compared to $1,349,000, or 23.5%, for the nine months ended September 30, 2000. The increase in the effective tax rate for the quarter and for the nine months is a result of the decrease in earnings subject to no taxes, such as certain loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income. This increase in earnings subject to taxes as a percentage of total income is primarily a result of the increase in income at C&F Mortgage Corporation.

Asset Quality-Allowance /Provision For Loan Losses

         The Company had $300,000 in provision for loan losses for the first nine months of 2001 and $250,000 for the first nine months of 2000. Loans charged off amounted to $149,000 for the nine months ended September 30, 2001 and $56,000 for the same period in 2000. Recoveries amounted to $18,000 and $6,000 for the nine months ended September 30, 2001 and 2000, respectively. The allowance for loan losses was $3.8 million at September 30, 2001 and $3.6 million at December 31, 2000. The allowance approximates 1.51% and 1.55% of total loans outstanding at September 30, 2001 and December 31, 2000. Management feels that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

         Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned was $395,000 at September 30, 2001 compared to $520,000 at December 31, 2000.

FINANCIAL CONDITION

         At September 30, 2001, the Company had total assets of $392.1 million compared to $347.5 million at December 31, 2000.

Loan Portfolio

         At September 30, 2001, loans held for sale amounted to $50.3 million compared to $17.6 million held at December 31, 2000. The increase is a result of increased originations at C&F Mortgage Corporation resulting from the decrease in interest rates throughout this year.

         The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                          September 30, 2001                    December 31, 2000
                                                            (Dollars in Thousands)
                                        Amount           Percent             Amount           Percent
Real estate - mortgage              $      82,799         33%              $    87,428         37%
Real estate - construction                 10,388          4                     9,109          4
Commercial, financial and
   agricultural                           132,707         53                   113,571         48
Equity lines                               10,634          4                    11,616          5
Consumer                                   13,012          6                    12,815          6
                                    -------------         ---              -----------       -----
Total loans                               249,540        100%                  234,539        100%
                                                         ====                                 ====
Less unearned loan fees                    (1,011)                                (986)
Less allowance for possible
     loan losses                           (3,778)                              (3,609)
                                    --------------                         ------------
Total loans, net                    $     244,751                          $  229,944
                                    ==============                         ============

Investment Securities

         At September 30, 2001, total investment securities were $53,411,000 compared to $65,683,000 for December 31, 2000. Securities of U.S. Government agencies and corporations represent 0.97% of the total securities portfolio, obligations of state and political subdivisions were 88.03%, and preferred stocks were 11.00% at September 30, 2001. The decrease in investment securities is a result of numerous investment securities being called as a result of the lower interest rate environment.

Deposits

         Deposits totaled $327.9 million at September 30, 2001 compared to $290.7 at December 31, 2000. Non-interest bearing deposits totaled $47.5 million at September 30, 2001 compared to $35.7 million at December 31, 2000.

Liquidity

         At September 30, 2001, cash, securities classified as available for sale and interest-bearing deposits were 19.0% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

         Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.

Capital Resources

      The Company's Tier I capital ratio was 12.9% at September 30, 2001 compared to 14.4% at December 31, 2000. The total risk-based capital ratio was 14.2% at September 30, 2001 compared to 15.6% at December 31, 2000. These ratios are in excess of the mandated minimum requirements. The decrease in the Tier I capital ratio and the total risked based capital ratio was a result of the shares repurchased as a part of the Company's stock repurchase plan and an increase in total assets mainly attributed to an increase in the Company's loan portfolio and in loans held for sale by C&F Mortgage Corporation.

      Shareholders' equity was $43.4 million at the end of the second quarter of 2000 compared to $38.8 million at December 31, 2000. The leverage ratio consists of Tier I capital divided by quarterly average assets. At September 30, 2001, the Company's leverage ratio was 10.6% compared to 10.9% at December 31, 2000. Each of these exceeds the required minimum leverage ratio of 4%. The decrease in the leverage ratio is a result of the shares repurchased as a part of the Company's stock repurchase plan and the increase in total assets.

New Accounting Pronouncements

         In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

         The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

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



                           C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                 (Registrant)




Date         November 6, 2001          /s/ Larry G. Dillon
      ----------------------------     -----------------------------------------
                                       Larry G. Dillon, President and Chief
                                       Executive Officer



Date         November 6, 2001          /s/ Thomas F. Cherry
      ----------------------------     -----------------------------------------
                                       Thomas F. Cherry, Chief Financial Officer