Form 10-K
period 2001-12-31
C & F FINANCIAL CORP
filed 2002-03-15
CIK 913341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

(X)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                                                 or
                                       or
( )         TRANSITION REPORT PURSUANT TO SECTION  13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________
                          Commission file No.000-23423

                            C&F FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Virginia                              54-1680165
     (State of incorporation)         (I.R.S. Employer Identification No.)

                  Eighth and Main Streets, West Point, VA 23181
                    (Address of principal executive offices)

                  Registrant's telephone number (804) 843-2360

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                    $1.00 Par

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )  No (   )
               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $69,327,000 as of February 26, 2002.

The number of shares of the registrant's common stock outstanding as of February 26, 2002 was 3,529,726.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 15, 2002 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 16, 2002 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS ........................................................   page 1

ITEM 2.   PROPERTIES ......................................................   page 2

ITEM 3.   LEGAL PROCEEDINGS ...............................................   page 3

ITEM 4.   SUBMISSION OF MATTERS
            TO A VOTE OF SECURITY HOLDERS .................................   page 3

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS ...............................   page 3

ITEM 6.   SELECTED FINANCIAL DATA .........................................   page 4

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION ..................   page 5

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......   page 18

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................   page 22

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE ........................   page 43

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
            OF THE REGISTRANT .............................................   page 43

ITEM 11.  EXECUTIVE COMPENSATION ..........................................   page 43

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT .........................................   page 43

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS ..................................................   page 44

PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K ................................   page 44

ITEM 1.   BUSINESS
          --------

General

       C&F Financial Corporation (the "Corporation") is a bank holding company which was incorporated under the laws of the Commonwealth of Virginia in March, 1994. The Corporation owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the "Bank"), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank has a total of twelve branches including the main office. The Bank has its main office at Eighth and Main Streets, West Point, Virginia, and has branch offices in Richmond, Norge, Middlesex, Midlothian, Providence Forge, Quinton, Sandston, Varina, Williamsburg (two branches), and West Point (two branches). The Bank was originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927.

       The local community served by the Bank is generally defined as those portions of King William County, King and Queen County, Hanover County and Henrico County which are east of Route 360; Essex, Middlesex, New Kent, Charles City, and James City Counties; that portion of York County which is directly north of James City County; that portion of Gloucester County which is north and west of Routes 14 and 17; Northwestern Chesterfield County, the western portion of the City of Richmond and western Henrico County along the Route 250 corridor.

       The Corporation, through its subsidiaries, offers a wide range of banking services available to both individuals and businesses. These services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile, and other installment, demand and term loans. The Bank also offers ATMs, internet banking services, credit card services, trust services, travelers' checks, money orders, safe deposit rentals, collections, notary public, wire services, and other customary bank services to its customers.

       The Bank has four wholly-owned subsidiaries, C&F Title Agency, Inc., C&F Investment Services, Inc., C&F Insurance Services, Inc., and C&F Mortgage Corporation, all incorporated under the laws of the Commonwealth of Virginia. The Bank also operates Citizens and Commerce Bank (CCB), a division of the Bank, to offer banking services to the Richmond Market. CCB operates two of the Bank's Richmond Branches. C&F Title Agency, Inc. organized in October 1992, sells title insurance. C&F Investment Services, Inc., organized April 1995, is a full-service brokerage firm offering a comprehensive range of investment options including stocks, bonds, annuities, and mutual funds. C&F Insurance Services, Inc., organized in July 1999, owns 2.4% of the Virginia Bankers Insurance Center, LLC which currently offers insurance products to commercial customers. C&F Mortgage Corporation, organized in September 1995, originates and sells residential mortgages. C&F Mortgage Corporation provides mortgage services through seven locations in Virginia and three in Maryland. The Virginia offices are in Richmond (two locations), Williamsburg, Newport News, Charlottesville, Lynchburg, and Chester. The Maryland offices are in Annapolis, Crofton, and Ellicott City. See Note 16 to the Consolidated Financial Statements for summarized financial information by business segment.

       As of December 31, 2001, a total of 311 persons were employed by the Corporation, of whom 32 were part-time. The Corporation considers relations with its employees to be excellent.

Competition

        The Bank is subject to competition from various financial institutions and other companies or firms that offer financial services. The Bank's principal competition in its market area consists of all the major statewide and national banks. The Bank also competes for deposits with savings associations, credit unions, money-market funds, and other community banks. In making loans, the Bank competes with consumer finance companies, credit unions, leasing companies, and other lenders.

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

        The Corporation owns the headquarters building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Citizens and Farmers Bank main office branch and office space for the Corporation's administrative personnel.

        The Corporation owns a building located at Seventh and Main Streets in West Point, Virginia. The building provides space for Citizens and Farmers Bank operations functions and staff. The building was originally constructed prior to 1935 and remodeled by the Corporation in 1991. The two-story building has 20,000 square feet.

        The Corporation owns a building located at Sixth and Main Streets in West Point, Virginia. The building provides space for Citizens and Farmers Bank loan operations functions and staff. The building was bought and remodeled by the Corporation in 1998. The building has 5,000 square feet.

       The Corporation owns a building located at 1400 Alverser Drive in Midlothian, Virginia. The building provides space for CCB's main office and branch and for C&F Mortgage Corporation's administrative office. This two-story building has 25,000 square feet

       Citizens and Farmers Bank owns ten other branch locations in Virginia. Also, the Bank owns several lots in West Point, Virginia, and one other lot in New Kent County, Virginia.

       C&F Mortgage Corporation has ten leased offices, seven in Virginia and three in Maryland. Rental expense for these locations totaled $580,000 for the year ended December 31, 2001.

       All of the Corporation's properties are in good operating condition and are adequate for the Corporation's present and anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

       There are no material pending legal proceedings to which the Corporation is a party or to which the property of the Corporation is subject.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

The Corporation's common stock is traded on the over-the-counter market and is listed on the Nasdaq Stock Market under the symbol "CFFI." As of March 5, 2002, there were approximately 1,100 shareholders of record. Following are the high and low closing prices along with the dividends that were paid quarterly in 2001 and 2000. Over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not necessarily represent actual transactions.

                                       2001                             2000
                            --------------------------       --------------------------
               Quarter      High       Low     Dividends     High        Low     Dividends
               First       $16.50     $14.50     $0.14      $18.00     $11.25      $0.13
               Second       17.20      15.90      0.14       17.75      11.25       0.13
               Third        18.20      16.25      0.15       17.38      15.00       0.13
               Fourth       21.00      18.68      0.15       16.25      14.50       0.14

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

FIVE YEAR FINANCIAL SUMMARY
---------------------------

                                                     2001            2000             1999             1998           1997
-----------------------------------------------------------------------------------------------------------------------------
Selected Year-End Balances:
Total assets                                    $404,075,974    $347,471,672     $329,241,321     $320,863,629   $278,105,969
Total capital                                     44,743,023      38,780,450       35,129,710       36,647,493     31,800,533
Total loans (net)                                246,112,369     229,943,715      206,115,896      169,918,428    154,744,620
Total deposits                                   323,912,501     290,688,036      260,853,635      251,673,159    231,513,152
-----------------------------------------------------------------------------------------------------------------------------
Summary of Operations:
Interest income                                   28,234,385      26,421,479       23,643,557       22,617,509     19,763,048
Interest expense                                  11,984,392      11,309,399        9,067,867        9,558,059      8,002,301
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                               16,249,993      15,112,080       14,575,690       13,059,450     11,760,747
Provision for loan losses                            400,000         400,000          600,000          600,000        330,000
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
   losses                                         15,849,993      14,712,080       13,975,690       12,459,450     11,430,747
Other operating income                            17,420,619       8,945,062       11,004,456       10,835,243      6,657,608
Other operating expenses                          21,964,093      15,998,380       15,829,550       14,807,306     11,537,565
-----------------------------------------------------------------------------------------------------------------------------
Income before taxes                               11,306,519       7,658,762        9,150,596        8,487,387      6,550,790
Income tax expense                                 3,317,802       1,822,731        2,394,366        2,353,351      1,613,963
-----------------------------------------------------------------------------------------------------------------------------
Net income                                      $  7,988,717    $  5,836,031     $  6,756,230     $  6,134,036   $  4,936,827
=============================================================================================================================
Per share
      Earnings per common share--assuming
         dilution                               $       2.23    $       1.60     $       1.81     $       1.56   $       1.25
      Dividends                                          .58             .53              .49              .44            .35
-----------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares--assuming
   dilution                                        3,587,307       3,640,314        3,738,234        3,919,775      3,952,756
-----------------------------------------------------------------------------------------------------------------------------

Significant Ratios                                                                       2001             2000           1999
-----------------------------------------------------------------------------------------------------------------------------
Return on average assets                                                                 2.09%            1.76%          2.19%
Return on average equity                                                                18.93            15.99          19.22
Dividend payout ratio                                                                   25.74            32.74          26.60
Average equity to average assets                                                        11.05            10.99          11.38
-----------------------------------------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATION
------------

OVERVIEW

         Net income totaled $8.0 million in 2001, an increase of 36.9% compared to 2000. Included in earnings for 2001 was $776,000 in other operating income (after taxes) which resulted from a gain on the sale of the Bank's Tappahannock branch. Excluding this gain, net income increased 23.6% compared to 2000. In 2000, net income totaled $5.8 million, a 13.6% decrease compared to 1999. Diluted earnings per share were $2.23, $1.60, and $1.81, in 2001, 2000, and 1999, respectively. Excluding the gain on the sale of the branch, diluted earnings per share were $2.01 in 2001. The increase in earnings per share for 2001 was a result of higher net income and the repurchase of 59,981 shares of the Corporation's common stock. The decrease in earnings per share for 2000 was a result of lower net income offset by the repurchase of 85,000 shares of the Corporation's common stock.

         Profitability as measured by the Corporation's return on average equity
(ROE) was 18.93% in 2001, 15.99% in 2000, and 19.22% in 1999. Another key
indicator of performance, the return on average assets (ROA) for 2001, was 2.09%, compared to 1.76% in 2000, and 2.19% for 1999.

         TABLE 1: Average Balances, Income and Expense, Yields and Rates

     The following table shows the average balance sheets for each of the years ended December 31, 2001, 2000, and 1999. In addition, the amounts of interest earned on earning assets, with related yields and interest on interest-bearing liabilities, together with the rates, are shown. Loans include loans held for sale. Loans placed on a non-accrual status are included in the balances and were included in the computation of yields, upon which they had an immaterial effect. Interest on tax-exempt securities is on a taxable-equivalent basis, which was computed using the federal corporate income tax rate of 34% for all three years.

                                                     2001                          2000                          1999
                                          --------------------------   ---------------------------   ---------------------------
                                          Average   Income/   Yield/   Average    Income/   Yield/   Average    Income/   Yield/
(Dollars in thousands)                    Balance   Expense   Rate     Balance    Expense   Rate     Balance    Expense   Rate
--------------------------------------------------------------------------------------------------------------------------------
Assets
Securities:
         Taxable                         $  8,402   $   591    7.03%   $ 16,089   $ 1,157    7.19%   $ 15,293   $ 1,097    7.17%
         Tax-exempt                        51,185     4,088    7.99      52,068     4,196    8.06      49,049     4,013    8.18
--------------------------------------------------------------------------------------------------------------------------------
         Total securities                  59,587     4,679    7.85      68,157     5,353    7.85      64,342     5,110    7.94
Loans, net                                293,056    24,810    8.47     241,291    22,245    9.22     216,295    18,850    8.71
Interest-bearing deposits
     in other banks and fed funds           3,216       100    3.11       3,482       215    6.17       9,621       458    4.76
--------------------------------------------------------------------------------------------------------------------------------
         Total earning assets             355,859   $29,589    8.31%    312,930   $27,813    8.89%    290,258   $24,418    8.41%
Reserve for loan losses                    (3,730)                       (3,451)                       (3,003)
Total non-earning assets                   29,638                        22,723                        21,710
--------------------------------------------------------------------------------------------------------------------------------
         Total assets                    $381,767                      $332,202                      $308,965
--------------------------------------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
Time and savings deposits:
         Interest-bearing deposits       $ 54,481   $ 1,046    1.92%   $ 50,977   $ 1,236    2.42%   $ 45,627   $ 1,084    2.38%
         Money market deposit accounts     26,290       802    3.05      25,938       877    3.38      25,207       807    3.20
         Savings accounts                  38,921       952    2.45      38,640     1,150    2.98      39,131     1,164    2.97
         Certificates of deposit,
             $100M or more                 32,421     1,769    5.46      22,955     1,266    5.52      17,977       857    4.77
         Other certificates of deposit    119,535     6,639    5.55      96,004     5,203    5.42      89,467     4,416    4.94
--------------------------------------------------------------------------------------------------------------------------------
         Total time and savings deposits  271,648    11,208    4.13     234,514     9,732    4.15     217,409     8,328    3.83
--------------------------------------------------------------------------------------------------------------------------------
Borrowings                                 19,628       836    4.26      25,774     1,577    6.12      15,002       740    4.93
--------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
             liabilities                  291,276    12,044    4.14%    260,288    11,309    4.34%    232,411     9,068    3.90%
--------------------------------------------------------------------------------------------------------------------------------
Demand deposits                            39,240                        31,511                        35,697
Other liabilities                           9,060                         3,895                         5,701
--------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                339,576                       295,694                       273,809
Shareholders' equity                       42,191                        36,508                        35,156
--------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
             Shareholders' equity        $381,767                      $332,202                     $308,965
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                 $17,545                       $16,504                       $15,350
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                           4.17                          4.55                          4.51
--------------------------------------------------------------------------------------------------------------------------------
Interest expense to
    average earning assets                                     3.38                          3.61                          3.12
--------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                            4.93%                         5.27%                         5.29%
================================================================================================================================

RESULTS OF OPERATIONS

NET INTEREST INCOME

         During 2001, net interest income, on a taxable equivalent basis, increased 6.3% to $17.5 million from $16.5 million. This was a result of a 13.7% increase in the average balance of interest earning assets offset by a decrease in the net interest margin to 4.93% in 2001 from 5.27% in 2000. The increase in average earning assets was the result of an increase in the average balance of the loan portfolio at the Bank and an increase in the average balance of loans held for sale by C&F Mortgage Corporation (the "Mortgage Corporation") offset by a decrease in the Bank's securities portfolio and an increase in non-earning assets. The increase in loans at the Bank was a result of overall higher loan demand. The decrease in the average balance of securities was a result of calls and maturities of securities during 2001. The increase in non-earning assets principally resulted from the addition of new branch locations. Numerous securities were called as a result of the lower interest rate environment in 2001. The increase in loans held for sale at the Mortgage Corporation was a result of an increase in loan originations to $627 million in 2001 from $294 million in 2000 and an increase in loan fundings (sales) to $575 million in 2001 from $302 million in 2000. The decrease in the net interest margin was a result of a decrease in the yield on average earning assets from 8.89% in 2000 to 8.31% in 2001 offset by a decrease in the cost of funds from 4.34% in 2000 to 4.14% in 2001. The decrease in the average yield on interest earning assets was primarily a result of the declining interest rate environment. The decrease in the cost of funds was primarily a result of the declining interest rate environment during 2001 and a decrease in the average balance of borrowings from the Federal Home Loan Bank ("FHLB"). During 2001, the Federal Reserve decreased the federal funds rate 11 times for a total of 475 basis points.

         During 2000, net interest income, on a taxable equivalent basis, increased 7.5% to $16.5 million from $15.4 million, excluding the one-time interest collected on a non-accrual loan in 1999. This was a result of a 7.8% increase in the average balance of interest earning assets offset by a slight decrease in the net interest margin to 5.27% in 2000 from 5.29% in 1999. The increase in average earning assets was the result of an increase in the average balance of the loan portfolio and securities portfolio at the Bank offset by a decrease in the average balance of loans held for sale by the Mortgage Corporation, and a decrease in the average balance in interest earning deposits in other banks and fed funds sold. The increase in loans at the Bank was a result of overall higher loan demand. The increase in the average balance of securities was a result of the purchase of securities during the last six months of 1999. A large number of securities were called in the first half of 1999 and were replaced in the second half of 1999. The current year reflects the effect of a full year of these purchases. The decrease in loans held for sale at the Mortgage Corporation was a result of a decrease in loan originations to $294 million in 2000 from $457 million in 1999 and a decrease in loan fundings (sales) to $302 million in 2000 from $499 million in 1999. The decrease in the average balance in interest earning deposits in other banks and fed funds sold was a result of excess liquidity being invested in higher yielding loans and securities. The decrease in the net interest margin was a result of an increase in the cost of funds from 3.90% in 1999 to 4.34% in 2000 offset by an increase in the yield on average earning assets from 8.41% in 1999 to 8.89% in 2000. The increase in the cost of funds was a result of the overall higher interest rate environment during 2000 and an increase in the average balance of higher cost borrowings from the FHLB. From August 1999 to March 2000, the interest rates on fed funds increased 150 basis points. This increase was clearly reflected in the average cost of certificates of deposit paid by the Corporation. The increase in the average balance of borrowings from the FHLB was a result of loan growth outpacing deposit growth during most of 2000. In addition to providing funding for loans originated and subsequently sold by the Mortgage Corporation, borrowings from the FHLB are occasionally used for funding of the Bank's loan portfolio. The increase in the average yield on interest earning assets was mainly a result of the higher interest rate environment and the decrease in the average balance of lower yielding loans held for sale at the Mortgage Corporation.

                          TABLE 2: Rate-Volume Recap

         Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following analysis shows the direct causes of the year-to-year changes in the components of net interest earnings on a taxable-equivalent basis. The rate and volume variances are calculated by a formula prescribed by the Securities and Exchange Commission. Rate/volume variances, the third element in the calculation, are not shown separately, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both non-accrual loans and loans held for sale.

                                                                 2001 from 2000                          2000 from  1999
                                                          -------------------------------  ---------------------------------
                                                            Increase (Decrease)     Total     Increase (Decrease)      Total
                                                                  Due to           Increase           Due to          Increase
(Dollars in thousands)                                        Rate       Volume  (Decrease)       Rate      Volume   (Decrease)
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
Loans                                                     $ (1,925)   $   4,490   $   2,565    $ 1,133     $ 2,262     $ 3,395
Securities:
   Taxable                                                     (25)        (541)       (566)         3          57          60
   Tax-exempt                                                  (37)         (71)       (108)       (61)        244         183
------------------------------------------------------------------------------------------------------------------------------
Total securities                                               (62)        (612)       (674)       (58)        301         243
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits in other banks
   and fed funds                                               (97)         (18)       (115)        43        (286)       (243)
------------------------------------------------------------------------------------------------------------------------------
Total interest income                                       (2,084)       3,860       1,776      1,118       2,277       3,395
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Time and savings deposits:
   Interest-bearing deposits                                  (270)          80        (190)        23         129         152
   Money market deposit accounts                               (87)          12         (75)        46          24          70
   Savings accounts                                           (206)           8        (198)         1         (15)        (14)
   Certificates of deposit, $100M or more                      (14)         517         503        148         261         409
   Other certificates of deposit                               132        1,304       1,436        451         336         787
------------------------------------------------------------------------------------------------------------------------------
Total time and savings deposits                               (445)       1,921       1,476        669         735       1,404
Other borrowings                                              (415)        (326)       (741)       210         627         837
------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                        (860)       1,595         735        879       1,362       2,241
------------------------------------------------------------------------------------------------------------------------------
Change in net interest income                             $ (1,224)   $   2,265   $   1,041    $   239     $   915     $ 1,154
==============================================================================================================================

NON-INTEREST INCOME
                          TABLE 3: Non-Interest Income

                                                                                                   Year Ended December 31,
                                                                                                   ------------------------
(Dollars in thousands)                                                                          2001         2000       1999
-----------------------------------------------------------------------------------------------------------------------------
Gain on sale of loans                                                                         $10,390      $ 5,009    $ 6,692
Service charges on deposit accounts                                                             1,442        1,336      1,154
Other service charges and fees                                                                  3,211        1,675      1,950
Gain on calls of available for sale securities                                                      6          100        139
Gain on sale of branch                                                                          1,176           --         --
Other income                                                                                    1,196          825      1,069
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              $17,421      $ 8,945    $11,004
=============================================================================================================================

2001 vs. 2000

         Non-interest income increased by $8.5 million, or 94.8%, in 2001. The increase was mainly a result of a $5.4 million increase in the gain on sale of loans at the Mortgage Corporation. This increase was a result of the overall increase in production at the Mortgage Corporation which was a result of the lower interest rate environment in 2001 compared to 2000. Other service charges and fees increased $1,536,000 as a result of increased production at the Mortgage Corporation and other income increased $371,000 largely due to increased production at the Mortgage Corporation and C&F Title Agency. The gain on sale of branch was a result of the sale of the Bank's Tappahannock branch office during the fourth quarter of 2001. Management believed this location did not fit into the Bank's geographic focus.

2000 vs. 1999

         Non-interest income decreased by $2.1 million, or 18.7%, in 2000. The decrease was mainly a result of a $1.7 million decrease in the gain on sale of loans at the Mortgage Corporation. This decrease was a result of the overall decrease in production at the Mortgage Corporation which was a result of the higher interest rate environment in 2000 compared to 1999. In addition, other service charges and fees at the Mortgage Corporation declined $309,000 and other income at the Title Company, declined $132,000. These decreases were partially offset by an increase in service charges on deposit accounts at the Bank of $181,000 which was due to the overall growth of the Bank during 2000.

NON-INTEREST EXPENSE
                          TABLE 4: Non-Interest Expense

                                                                                                   Year Ended December 31,
                                                                                                   -----------------------
(Dollars in thousands)                                                                          2001         2000      1999
-----------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                                                $13,443      $ 9,603    $ 9,366
Occupancy expense                                                                               2,886        2,378      2,044
Goodwill amortization                                                                             268          275        275
Other expenses                                                                                  5,367        3,742      4,145
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              $21,964      $15,998    $15,830
=============================================================================================================================

2001 vs. 2000

         Non-interest expense increased $5,966,000, or 37.3%, over 2000. This increase was primarily a result of increased salaries and variable compensation at the Mortgage Corporation due to an increase in production. Salaries and benefits at the Bank also increased as a result of overall growth, the opening of a new branch by CCB, and the opening of a branch of the Bank in Sandston during the fourth quarter of 2001. The opening of the two new branches along with investments in imaging and internet banking technology resulted in an increase in occupancy expenses. Other expenses increased mainly as a result of increased production at the Mortgage Corporation.

2000 vs. 1999

         Non-interest expense increased $168,000, or 1.1%, over 1999. This increase was a result of increased salaries and benefits at the Bank offset by decreased salaries and variable compensation at the Mortgage Corporation due to a decrease in production. The increase in salaries and benefits at the Bank was due to overall growth including the formation of CCB, and the opening of a branch of the Bank in Williamsburg, Virginia during the second quarter of 2000. CCB was formed in the second half of 1999. The growth of the Bank also resulted in an increase in occupancy expense. Other expenses declined mainly as a result of decreased production at the Mortgage Corporation.

INCOME TAXES

         Applicable income taxes on 2001 earnings amounted to $3,318,000, resulting in an effective tax rate of 29.3% compared to $1,823,000, or 23.8% in 2000, and $2,394,000, or 26.1% in 1999. The increase in the effective tax rate for 2001 as compared to 2000 was a result of a decrease in earnings from tax exempt assets as a percentage of total income mainly resulting from the increased earnings at the Mortgage Corporation. The decrease for 2000 compared to 1999 was a result of the increase in earnings from tax exempt assets as a percentage of total income mainly resulting from the decrease in earnings at the Mortgage Corporation.

                       TABLE 5: Allowance for Loan Losses

                                                                                          Year Ended December 31,
                                                                                  ------------------------------------
(Dollars in thousands)                                                       2001        2000       1999        1998        1997
-----------------------------------------------------------------------------------------------------------------------------------
Reserve, beginning of period                                               $3,609     $3,302      $2,760      $2,234      $1,927
Provision for loan losses                                                     400        400         600         600         330
Loans charged off:
   Real estate--mortgage                                                       --         --          10          33          12
   Real estate--construction                                                   32         31          --          --          --
   Commercial, financial, and agricultural                                    126         --          --          --           3
   Consumer                                                                   192         71          76          66          12
--------------------------------------------------------------------------------------------------------------------------------
Total loans charged off                                                       350        102          86          99          27
Recoveries of loans previously charged off:
   Real estate--mortgage                                                       --         --          --          25          --
   Commercial, financial, and agricultural                                     --         --          13          --          --
   Consumer                                                                    25          9          15          --           4
--------------------------------------------------------------------------------------------------------------------------------
   Total recoveries                                                            25          9          28          25           4
Net loans charged off                                                         325         93          58          74          23
--------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                     $3,684     $3,609      $3,302      $2,760      $2,234
--------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average total loans
   outstanding during period                                                  .11%       .04%        .03%        .04%        .01%
================================================================================================================================

            TABLE 6: Allocation of Allowance for Possible Loan Losses

         The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs in 2002 will occur in these amounts, or that the allocation indicates future trends. The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:


(Dollars in thousands)                                                       2001       2000       1999        1998        1997
---------------------------------------------------------------------------------------------------------------------------------
Allocation of allowance for loan losses, end of year:
Real estate--mortgage                                                      $  619      $  743     $  753      $  667      $  692
Real estate--construction                                                     263         251        160         108          89
Commercial, financial, and agricultural                                     2,203       2,005      1,686       1,211         926
Equity lines                                                                  113         116        103          86          71
Consumer                                                                      290         267        380         251         167
Unallocated                                                                   196         227        220         437         289
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                       $3,684      $3,609     $3,302      $2,760      $2,234
--------------------------------------------------------------------------------------------------------------------------------
Ratio of loans to total year-end loans:
Real estate--mortgage                                                          32%         37%        43%         50%         57%
Real estate--construction                                                       4           4          4           3           3
Commercial, financial, and agricultural                                        55          49         42          36          31
Equity lines                                                                    4           5          5           5           4
Consumer                                                                        5           5          6           6           5
--------------------------------------------------------------------------------------------------------------------------------
                                                                              100%        100%       100%        100%        100%
================================================================================================================================

ASSET QUALITY-ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses is to provide for potential losses in the loan portfolio. Among other factors, management considers the Corporation's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits, and current economic conditions. There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

         In 2001, the provision for loan losses was $400,000 compared to $400,000 in 2000 and $600,000 in 1999. Over the past several years, the Corporation has substantially increased its portfolio of commercial, financial, and agricultural loans. The risks associated with increasing the volume of such loans resulted in an increase in the provision for loan losses for 1999 when compared to years prior to 1998. While the Corporation continues to increase its commercial, financial and agricultural loan portfolio, the portfolio also continues to become "more seasoned" allowing management to better assess the risk associated with the portfolio. Accordingly, management was able to reduce the provision for loan losses in 2001 and 2000 to $400,000 from $600,000 in 1999. Table 6 presents the allocation of the allowance for possible loan losses by loan category.

         Loans charged off during 2001 amounted to $350,000 compared to $102,000 in 2000 and $86,000 in 1999. Recoveries amounted to $24,000, $9,000, and $28,000 in 2001, 2000, and 1999, respectively. The ratio of net charge-offs to average outstanding loans was .11% in 2001,.04% in 2000, and .03% in 1999. Management believes that the reserve is adequate to absorb any losses on existing loans that may become uncollectible. Table 5 presents the Corporation's loan loss and recovery experience for the past five years.

NON-PERFORMING ASSETS

         Total non-performing assets, which consist of the Corporation's non-accrual loans and real estate owned, were $1,026,000 at December 31, 2001, an increase of $506,000 from December 31, 2000. The increase in non-performing assets is a result of certain lending relationships being put on non-accrual status during the year. The Corporation is closely monitoring these relationships and does not anticipate a significant loss.

         Loans are generally placed on non-accrual status when the collection of principal or interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than ninety days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans which are carried on non-accrual status, interest is recognized on the cash basis. $91,000, $37,000, and $8,000 in additional gross interest income would have been recorded if non-accrual loans had been current throughout the period outstanding for 2001, 2000, and 1999, respectively. Interest income received on non-accrual loans was $2,000, $2,000, and $551,000 for the periods ended December 31, 2001, 2000, and 1999, respectively.

         Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan's observable market price) or the fair value of the collateral if the loan is collateral dependent. The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment. The balances of impaired loans at December 31, 2001 and 2000, was $1,026,000 and $473,000 respectively, with no specific valuation allowance associated with these loans. The average balances of impaired loans for 2001 and 2000 were $513,000 and $357,000, respectively.

         Table 7 summarizes non-performing assets for the past five years.

                     TABLE 7: Non-Performing Asset Activity


(Dollars in thousands)                                                       2001       2000          1999       1998        1997
----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                          $1,026      $ 473          $ 49       $463        $497
Real estate owned                                                              --         47            --         --         444
---------------------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                                              1,026        520            49        463         941
---------------------------------------------------------------------------------------------------------------------------------
Principal and/or interest past due for 90 days or more                     $  913     $1,586          $786       $958        $768
---------------------------------------------------------------------------------------------------------------------------------
Non-performing loans to total loans                                           .41%       .20%          .02%       .27%        .31%
Allowance for loan losses to total loans                                     1.47       1.55          1.58       1.60        1.42
Allowance for loan losses to non-performing loans                          359.06     763.00      6,738.78     596.11      449.30
Non-performing assets to total assets                                         .25%       .15%          .01%       .14%        .34%
=================================================================================================================================

FINANCIAL CONDITION

SUMMARY

         A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's maximum profitability while maintaining an acceptable level of risk.

         At the end of 2001, the Corporation had total assets of $404 million, up 16.4% over the previous year-end. In 2000, there was an increase of 5.5% in total assets over year-end 1999. Asset growth in 2001 is attributable to an increase in loans at the Bank and an increase in loans held for sale at the Mortgage Corporation.

                         TABLE 8: Summary of Total Loans

                                                                                      Year Ended December 31,
                                                                 ------------------------------------------------------------------
(Dollars in thousands)                                                  2001          2000         1999         1998         1997
-----------------------------------------------------------------------------------------------------------------------------------
Real estate--mortgage                                                 $ 80,977     $ 86,453     $ 89,952     $ 86,311     $ 88,973
Real estate--construction                                                8,819        9,099        7,968        5,359        4,454
Commercial, financial, and agricultura/l/                              137,374      113,570       89,135       62,885       48,737
Equity lines                                                            11,284       11,616       10,272        8,580        7,131
Consumer                                                                11,342       12,815       12,091        9,543        7,684
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                                            249,796      233,553      209,418      172,678      156,979
Less allowance for loan losses                                          (3,684)      (3,609)      (3,302)      (2,760)      (2,234)
----------------------------------------------------------------------------------------------------------------------------------
Total loans, net                                                      $246,112     $229,944     $206,116     $169,918     $154,745
==================================================================================================================================

 /1/ Includes loans secured by real estate


                  TABLE 9: Maturity/Repricing Schedule of Loans

                                                                                              December 31, 2001
                                                                                     ------------------------------------
                                                                                    Commercial, financial,   Real estate
(Dollars in thousands)                                                               and agricultural        construction
-------------------------------------------------------------------------------------------------------------------------
Variable Rate:
   Within 1 year                                                                           $49,523           $     --
   1 to 5 years                                                                             19,846                 --
   After 5 years                                                                             9,657                 --
Fixed Rate:
   Within 1 year                                                                             8,695              8,819
   1 to 5 years                                                                             18,540                 --
   After 5 years                                                                            31,113                 --
=========================================================================================================================

LOAN PORTFOLIO

         At December 31, 2001, loans, net of unearned income and reserve for loan losses, totaled $246.1 million, an increase of 7.0% over the 2000 total of $229.9 million. Net loans increased 11.6% and 21.3% in 2000 and 1999, respectively.

         The corporation's lending activities are its principal source of income. All loans are attributable to domestic operations. Residential real estate loans, both construction and permanent, and commercial, including, commercial real estate, represent the major portion of the Corporation's loan portfolio. Tables 8 and 9 present information pertaining to the composition of loans and the maturity/repricing of loans.

                        TABLE 10: Maturity of Securities

                                                                                    Year Ended December 31,
                                                                       ------------------------------------------------
                                                                   2001                 2000                     1999
                                                        ----------------------    --------------------  ----------------------
                                                                        Weighted              Weighted                Weighted
                                                            Amortized   Average   Amortized    Average   Amortized     Average
(Dollars in thousands)                                         Cost     Yield        Cost      Yield        Cost       Yield
-------------------------------------------------------------------------------------------------------------------------------
U.S. government agencies and corporations:
Maturing after 5 years, but within 10 years                       $  --     --%    $  4,500      7.03%    $  4,500        7.03%
Maturing after 10 years                                              --     --        9,000      7.08        9,000        7.08
------------------------------------------------------------------------------------------------------------------------------
Total U.S. government agencies and corporations                      --     --       13,500      7.07       13,500        7.07
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries:
Maturing within 1 year                                               --     --        1,000      8.01           --          --
Maturing after 1 year, but within 5 years                            --     --           --        --        1,000        8.01
------------------------------------------------------------------------------------------------------------------------------
Total U.S. Treasuries                                                --     --        1,000      8.01        1,000        8.01
------------------------------------------------------------------------------------------------------------------------------
Mortgage backed securities:
Maturing after 1 year, but within 5 years                         1,948   5.83           --        --           --          --
------------------------------------------------------------------------------------------------------------------------------
Total mortgage backed securities                                  1,948   5.83           --        --           --          --
------------------------------------------------------------------------------------------------------------------------------
States and municipals:1
Maturing within 1 year                                            1,164   8.55        2,028     10.43          155        9.77
Maturing after 1 year, but within 5 years                         4,234   8.20        4,378      8.42        4,190        8.87
Maturing after 5 years, but within 10 years                      19,061   7.54       15,871      7.61       14,352        7.97
Maturing after 10 years                                          20,817   7.22       23,907      7.29       28,496        7.52
------------------------------------------------------------------------------------------------------------------------------
Total states and municipals                                      45,276   7.48       46,184      7.64       47,193        7.66
------------------------------------------------------------------------------------------------------------------------------
Total securities:2
Maturing within 1 year                                            1,164   8.55        3,028      9.63          155        9.77
Maturing after 1 year, but within 5 years                         6,182   7.46        4,378      8.42        5,190        8.71
Maturing after 5 years, but within 10 years                      19,061   7.54       20,371      7.48       18,852        7.95
Maturing after 10 years                                          20,817   7.22       32,907      7.24       37,496        1.36
------------------------------------------------------------------------------------------------------------------------------
Total securities                                               $ 47,224   7.41%    $ 60,684      7.52%    $ 61,693        7.54%
==============================================================================================================================

/1/ Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
/2/ Total securities excludes preferred stock at amortized cost of $5,899,358, $5,504,870, and $5,209,736 at December 31, 2001, 2000, and 1999,
    respectively ($5,468,496, $5,054,587, and $4,738,879 estimated fair value at December 31, 2001, 2000, and 1999, respectively).

SECURITIES

         The investment portfolio plays a primary role in the management of interest rate sensitivity of the Corporation and generates substantial interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements.

         The investment portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity based on management's intent and the Corporation's ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in the securities' prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available for sale and are carried at estimated fair value.

         At year-end 2001, total securities were $53.9 million, down 17.90% from $65.7 million at year-end 2000. Mortgage backed securities represented 3.6% of the total securities portfolio, obligations of states and political subdivisions were 86.3%, and preferred stocks were 10.1% at December 31, 2001.

         The Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001 and, as permitted by the Statement, transferred securities with a book value of $33,770,000 and a market value of $34,836,000 to the available-for-sale category.

         Table 10 presents information pertaining to the composition of the securities portfolio.

DEPOSITS

         The Corporation's predominant source of funds is depository accounts. The Corporation's deposit base is comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation's deposits are provided by individuals and businesses located within the communities served.

         Total deposits increased $33.2 million, or 11.4%, in 2001 over 2000. In 2001, the growth by deposit category was a 7.7% increase in non-interest-bearing deposits, an 11.9% increase in savings and interest-bearing demand deposits, and a 12.0% increase in time deposits. In 2000, total deposits increased $29.8 million, or 11.4%, over 1999. Deposit growth in 2001 over 2000 was attributed to growth at existing branch locations and to the opening of two new branches, CCB in Midlothian and the Bank in Sandston, offset by the sale of the Bank's Tappahannock branch during 2001. Table 11 presents the average deposit balances and average rates paid for the years 2001, 2000, and 1999. Table 12 details maturities of certificates of deposit with balances of $100,000 and over at December 31, 2001.

                    TABLE 11: Average Deposits and Rates Paid

                                                                                Year Ended December 31,
                                                                    ---------------------------------------------
                                                                   2001                     2000                    1999
                                                                 ---------                ---------               ---------
                                                            Average     Average      Average     Average      Average    Average
(Dollars in thousands)                                      Balance      Rate        Balance      Rate        Balance      Rate
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                       $ 39,240                 $ 31,511                 $ 35,697
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing transaction accounts                        54,481      1.92%        50,977      2.42%        45,627       2.38%
Money market deposit accounts                                26,290      3.05         25,938      3.38         25,207       3.20
Savings accounts                                             38,921      2.45         38,640      2.98         39,131       2.97
Certificates of deposit, $100M or more                       32,421      5.46         22,955      5.52         17,977       4.77
Other certificates of deposit                               119,535      5.55         96,004      5.42         89,467       4.94
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                             271,648      4.13%       234,514      4.15%       217,409       3.83%
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                             $310,888                 $266,025                 $253,106
------------------------------------------------------------------------------------------------------------------------------------

  TABLE 12: Maturities of Certificates of Deposit with Balances of $100,000 or
                                      More

(Dollars in thousands)                                                                                            December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
3 months or less                                                                                                   $ 11,169
3-6 months                                                                                                            9,208
6-12 months                                                                                                          14,870
Over 12 months                                                                                                        3,234
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                              $ 38,481
------------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities available for sale, and investments and loans maturing within one year. As a result of the Corporation's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet customers' credit needs.

         At December 31, 2001, cash and cash equivalents and securities classified as available for sale were 17.9% of total earning assets, compared to 14.6% at December 31, 2000.

         Additional sources of liquidity available to the Corporation include the Bank's capacity to borrow funds through an established line of credit with a regional correspondent bank and from the FHLB.

CAPITAL RESOURCES

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Corporation's capital is reviewed by management on an ongoing basis. Management seeks to maintain a structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         During 2001 the Corporation repurchased 59,981 shares of its common stock in the open market at prices between $14.88 and $18.00 per share. During 2000, the Corporation repurchased 85,000 shares of its common stock, in the open market at prices between $13.69 and $17.00 per share. During March of 1999, the Corporation repurchased 235,000 shares of its common stock in privately negotiated transactions at prices between $19.88 and $20.00 per share and during the second half of 1999, the Corporation repurchased an additional 12,500 shares of its common stock in the open market at prices between $17.00 and $18.00 per share. These repurchases were made to reduce capital since it was high relative to the Corporation's asset size.

         The Corporation's capital position continues to exceed regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios. Tier I capital consists of common and qualifying preferred shareholders' equity less goodwill. Total capital consists of Tier I capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The Corporation's Tier I capital ratio was 13.3% at December 31, 2001, compared to 14.4% at December 31, 2000. The total capital ratio was 14.4% at December 31, 2001 compared to 15.6% at December 31, 2000. These ratios are in excess of the mandated minimum requirements of 4.0% and 8.0%, respectively.

         Shareholders' equity was $44.7 million at year-end 2001 compared to $38.8 million at year-end 2000. The leverage ratio consists of Tier I capital divided by average assets. At December 31, 2001, the Corporation's leverage ratio was 10.8%, compared to 10.9% at December 31, 2000, which exceeds the required minimum leverage ratio of 4.0%. The dividend payout ratio was 25.7%, 32.7%, and 26.6%, in 2001, 2000, and 1999, respectively. During 2001, the
Corporation paid dividends of $0.58 per share, up 9.4% from $0.53 per share paid in 2000.

         The Corporation is not aware of any current recommendations by any regulatory authorities which, if they were implemented, would have a material effect on the Corporation's liquidity, capital resources, or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

         The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards is not expected to have a material impact on the Corporation's financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is not expected to have a material effect on the Corporation's financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Corporation's financial statements.

EFFECTS OF INFLATION

         The effect of changing prices on financial institutions is typically different from other industries as the Corporation's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price-level indices. The consolidated financial statements reflect the impacts of inflation on interest rates, loan demands, and deposits.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in this annual report that are not historical facts may constitute "forward-looking statements" as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the company include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements, and readers are cautioned not to place undue reliance on such statements, which speak only as of their dates.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

MARKET RISK MANAGEMENT

         As the holding company for a commercial bank, the Corporation's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact the level of both income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Corporation's interest-earning assets and all of the Corporation's interest-bearing liabilities are held by the Bank, virtually all of the Corporation's interest rate risk exposure lies at the Bank level. Therefore, all significant interest rate risk management procedures are performed by management of the Bank. Based on the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in the Virginia counties of King William, King and Queen, Hanover, Henrico, Chesterfield, Middlesex, New Kent, Charles City, York, and James City, and is, therefore, subject to risks associated with the local economy. As of December 31, 2001, the Corporation does not own any trading assets nor does it have any hedging transactions in place such as interest rate swaps and caps.

         The Bank's interest rate management strategy is designed to stabilize net interest income and preserve capital. The Bank manages interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. In addition, the Bank monitors interest rate sensitivity through analysis, measuring the terms to maturity or next repricing date of interest-earning assets and interest-bearing liabilities. The matching of the maturities of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be "interest rate sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between the amount of interest-earning assets anticipated, based on certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based on certain assumptions, to mature or reprice within that time period. A gap is considered negative when the amount of interest-rate-sensitive liabilities maturing or repricing within a specific time period exceeds the amount of interest-rate-sensitive assets maturing or repricing within that same time period. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to result in an increase in net interest income. In a declining interest rate environment, an institution with a negative gap would generally be expected, absent the effect of other factors, to experience a greater decrease in the cost of its liabilities relative to the yield of its assets and thus an increase in the institution's net interest income, whereas an institution with a positive gap would be expected to experience the opposite result.

         Certain shortcomings are inherent in any method of rate analysis used to estimate a financial institution's interest rate sensitivity gap. The analysis is based at a given point in time and does not take into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, although certain assets and liabilities may have similar maturities or repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities also may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. The interest rates on loans with call features may or may not change depending on their interest rates relative to market interest rates.

         The Corporation is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans, which may also affect the Corporation's interest rate sensitivity gap position.

         As part of its borrowings, the Corporation may utilize, from time to time, daily, convertible and adjustable rate advances from the FHLB. Convertible advances generally provide for a fixed rate of interest for a portion of the term of the advance, an ability for the FHLB to convert the advance from a fixed rate to an adjustable rate at some predetermined time during the remaining term of the advance (the "conversion" feature), and a concurrent opportunity for the Corporation to prepay the advance with no prepayment penalty in the event the FHLB elects to exercise the conversion feature. At December 31, 2001, the Bank did not hold convertible advances from the FHLB. Also, the methodology used estimates various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience.

                     TABLE 13: Interest Sensitivity Analysis

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, that are subject to repricing or that mature in each of the time periods shown. Additionally, loans and securities with call provisions are included in the period in which they may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

                                                                                     Interest-Sensitive Periods
                                                                      ----------------------------------------------------------
                                                                       Within       91-365         1-5         Over
(Dollars in thousands)                                               90 Days        Days         Years       5 Years      Total
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2001
Earning assets:
Loans, net of unearned income                                         $149,019   $  25,283     $ 78,018       $66,739     $319,059
Securities                                                               2,711       1,945       24,131        25,931       54,718
Federal funds sold and other short-term investments                        930           -            -             -          930
-----------------------------------------------------------------------------------------------------------------------------------
   Total earning assets                                                152,660      27,228      102,149        92,670      374,707
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Interest-bearing transaction accounts                                    9,002      27,006       24,006             -       60,014
Savings accounts                                                         6,213      18,640       16,569             -       41,422
Money market deposit accounts                                            4,511      13,533       12,029             -       30,073
Certificates of deposit, $100M or more                                  11,169      24,078        3,234             -       38,481
Other certificates of deposit                                           22,802      69,541       22,847           243      115,433
Borrowings                                                              27,204           -            -             -       27,204
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                                   80,901     152,798       78,685           243     $312,627
-----------------------------------------------------------------------------------------------------------------------------------
Period gap                                                              71,759    (125,570)      23,464        92,427
Cumulative gap                                                        $ 71,759   $ (53,811)    $(30,347)      $62,080
Ratio of cumulative gap to total earning assets                          19.15%     (14.36)%      (8.10)%       16.57%
-----------------------------------------------------------------------------------------------------------------------------------

         The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2001 and 2000, based on the information and assumptions set forth in the notes. The Corporation believes that the assumptions utilized are reasonable. The expected maturity date values for loans were calculated by adjusting the instruments' contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding, as set forth in the notes. From a risk-management perspective, however, the Corporation utilizes both maturity and repricing dates, as opposed to solely using expected maturity dates.

         As shown in the table, there has been no significant changes in the maturities of interest-earning assets or interest-bearing liabilities as compared to 2000. The increase in loans held for sale maturing within one year is a result of increased production at the Mortgage Corporation. All loans originated at the Mortgage Corporation are usually sold within one month. The increase in borrowings is also a result of the increase in loans held for sale. The decrease in the yield on interest earning assets and amount paid on interest-bearing liabilities is a result of the decrease in interest rates throughout 2001.

            TABLE 14: Maturity of Interest-Bearing Assets/Liabilities

                                                      Principal Amount Maturing in:
                                        ------------------------------------------------------------
(Dollars in thousands)                  1 Year    2 Years   3 Years   4 Years    5 Years  Thereafter    Total   Fair Value
----------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Fixed rate loans /1, 2/
      December 31, 2001                 $ 28,366    $14,235   $10,870   $ 8,154    $ 7,183    $49,907   $118,715   $124,139
      December 31, 2000                   23,371     11,329     9,830     8,457      6,740     44,280    104,007    104,356
   Average interest rate
      December 31, 2001                     8.12%      8.68%     8.43%     8.34%      8.25%      8.27%      8.30%
      December 31, 2000                     9.43%      8.89%     8.71%     8.53%      8.38%      8.43%      8.74%
Variable rate loans /1, 2/
      December 31, 2001                 $ 52,599    $16,492    $4,108   $ 4,759    $ 4,054    $50,026   $132,038   $135,612
      December 31, 2000                   46,426     10,372     5,489     5,039      4,516     58,690    130,532    130,574
   Average interest rate
      December 31, 2001                     6.78%      6.76%     9.98%     8.12%      7.96%      7.74%      7.32%
      December 31, 2000                    10.43%      9.44%     8.90%     8.88%      8.79%      8.34%      9.23%
Loans held for sale
      December 31, 2001                 $ 69,263    $     -   $     -      $  -    $     -    $     -   $ 69,263   $ 70,166
      December 31, 2000                   17,600          -         -         -          -          -     17,600     17,984
   Average interest rate
      December 31, 2001                     6.69%         -         -         -          -          -       6.69%
      December 31, 2000                     9.26%         -         -         -          -          -       9.26%
Securities /3, 4/
      December 31, 2001                 $    944    $ 1,504   $   705   $   781    $ 1,017    $49,767   $ 54,718   $ 55,548
      December 31, 2000                    1,385      1,148     1,504       806      1,084     61,856     67,783     68,484
   Average interest rate
      December 31, 2001                     5.77%      5.85%     6.01%     5.58%      5.25%      5.27%      5.31%
      December 31, 2000                     5.43%      4.67%     4.73%     4.72%      4.39%      5.39%      5.34%
Interest-Bearing Liabilities:
Money market, savings, and interest-
   bearing transaction accounts /5/
      December 31, 2001                 $ 78,905    $13,151   $13,151   $13,151    $13,151    $     -   $131,509   $132,312
      December 31, 2000                   70,540     11,757    11,757    11,757     11,756          -    117,567    118,590
   Average interest rate
      December 31, 2001                     1.79%      1.79%     1.79%     1.79%      1.79%         -       1.79%
      December 31, 2000                     2.72%      2.72%     2.72%     2.72%      2.72%         -       2.72%
Certificates of deposit
      December 31, 2001                 $127,590    $17,309   $ 5,488   $ 1,450    $ 1,833    $   244   $153,914   $156,115
      December 31, 2000                  117,552     12,186     4,232     1,385      1,387        645    137,387    137,505
   Average interest rate
      December 31, 2001                     4.40%      4.77%     5.17%     6.20%      5.35%      2.38%      4.49%
      December 31, 2000                     6.07%      5.86%     5.83%     5.21%      6.23%      4.36%      6.03%
Borrowings
      December 31, 2001                 $ 22,204    $ 5,000   $     -   $     -    $     -    $     -   $ 27,204   $ 27,190
      December 31, 2000                   13,969          -         -         -          -          -     13,969     13,969
   Average interest rate
      December 31, 2001                     1.74%      5.35%        -         -          -          -       2.40%
      December 31, 2000                     5.66%         -         -         -          -          -       5.66%
----------------------------------------------------------------------------------------------------------------------------

/1/ Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
/2/ For single-family residential loans, assumes annual prepayment rate of 12%. No prepayment assumptions were used for all other loans.
/3/  Includes the Corporation's investment in Federal Home Loan Bank stock.
/4/ Average interest rates are the average of stated coupon rates and have not been adjusted for taxes.
/5/ Assumes an annual decay rate of 60% for year 1 and 10% for each of the years 2 through 5.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                             ------------------------------
                                                                                 2001             2000
-----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                      $ 10,127,368     $  8,922,524
Interest-bearing deposits in other banks                                          929,549        5,915,378
-----------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                          11,056,917       14,837,902
Securities--available for sale at fair value, amortized cost of
   $53,123,058 and $32,418,548, respectively                                   53,952,938       31,913,344
Securities--held to maturity at amortized cost, fair value of
   $0 and $34,835,759, respectively                                                    --       33,769,925
Loans held for sale, net                                                       69,263,294       17,600,164
Loans, net of reserve for loan losses of $3,683,658 and $3,608,966,
   respectively                                                               246,112,369      229,943,715
Federal Home Loan Bank stock                                                    1,595,000        1,595,000
Corporate premises and equipment, net                                          14,638,441        9,889,649
Accrued interest receivable                                                     2,134,218        2,403,921
Other assets                                                                    5,322,797        5,518,052
-----------------------------------------------------------------------------------------------------------
      Total assets                                                           $404,075,974     $347,471,672
-----------------------------------------------------------------------------------------------------------
Liabilities
Deposits
   Non-interest-bearing demand deposits                                      $ 38,489,428     $ 35,734,625
   Savings and interest-bearing demand deposits                               131,508,973      117,566,594
   Time deposits                                                              153,914,100      137,386,817
-----------------------------------------------------------------------------------------------------------
      Total deposits                                                          323,912,501      290,688,036
Borrowings                                                                     27,203,667       13,969,173
Accrued interest payable                                                          811,088          992,852
Other liabilities                                                               7,405,695        3,041,161
-----------------------------------------------------------------------------------------------------------
      Total liabilities                                                       359,332,951      308,691,222
-----------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities

Shareholders' Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)                         --               --
Common stock ($1.00 par value, 8,000,000 shares authorized,
   3,526,126 and 3,571,039 shares issued and outstanding at
   December 31, 2001 and 2000, respectively)                                    3,526,126        3,571,039
Additional paid-in capital                                                         46,871           20,133
Retained earnings                                                              40,622,304       35,522,711
Accumulated other comprehensive income (loss), net of tax of
   $282,159 and ($171,771), respectively                                          547,722         (333,433)
-----------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                               44,743,023       38,780,450
-----------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                             $404,075,974     $347,471,672
-----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Year Ended December 31,
                                                                              ------------------------------------------
                                                                                 2001            2000           1999
------------------------------------------------------------------------------------------------------------------------
Interest income
   Interest and fees on loans                                                 $24,809,972     $22,244,860   $19,405,445
   Interest on money market investments
      Federal funds sold                                                            2,005              --        90,964
      Other money market investments                                               97,846         563,687       366,971
   Interest on securities
      U.S. Treasury securities                                                     29,663          80,193       109,112
      U.S. government agencies and corporations                                   439,380         953,900       864,461
      Tax-exempt obligations of states and political subdivisions               2,385,946       2,455,762     2,347,868
      Corporate bonds and other                                                   469,573         123,077       458,736
------------------------------------------------------------------------------------------------------------------------
      Total interest income                                                    28,234,385      26,421,479    23,643,557
------------------------------------------------------------------------------------------------------------------------
Interest expense
   Savings and interest-bearing deposits                                        2,799,884       3,263,427     3,055,792
   Certificates of deposit, $100M or more                                       1,768,972       1,266,707       856,670
   Other time deposits                                                          6,639,327       5,202,728     4,415,594
   Short-term borrowings and other                                                776,209       1,576,537       739,811
------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                   11,984,392      11,309,399     9,067,867
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                            16,249,993      15,112,080    14,575,690
Provision for loan losses                                                         400,000         400,000       600,000
------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses                      15,849,993      14,712,080    13,975,690
------------------------------------------------------------------------------------------------------------------------
Other operating income
   Gain on sale of loans                                                       10,389,684       5,008,850     6,691,998
   Service charges on deposit accounts                                          1,442,253       1,335,679     1,154,373
   Other service charges and fees                                               3,210,921       1,674,937     1,949,714
   Gain on calls of available for sale securities                                   6,000         100,157       138,830
   Gain on sale of branch                                                       1,176,279              --            --
   Other income                                                                 1,195,482         825,439     1,069,541
------------------------------------------------------------------------------------------------------------------------
      Total other operating income                                             17,420,619       8,945,062    11,004,456
------------------------------------------------------------------------------------------------------------------------
Other operating expenses
   Salaries and employee benefits                                              13,442,765       9,603,442     9,365,548
   Occupancy expenses                                                           2,886,245       2,377,608     2,044,013
   Goodwill amortization                                                          267,860         275,160       275,160
   Other expenses                                                               5,367,223       3,742,170     4,144,829
------------------------------------------------------------------------------------------------------------------------
      Total other operating expenses                                           21,964,093      15,998,380    15,829,550
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                     11,306,519       7,658,762     9,150,596
Income tax expense                                                              3,317,802       1,822,731     2,394,366
------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $ 7,988,717     $ 5,836,031   $ 6,756,230
------------------------------------------------------------------------------------------------------------------------
Earnings per common share--basic                                              $      2.25     $      1.62   $      1.83
------------------------------------------------------------------------------------------------------------------------
Earnings per common share--assuming dilution                                  $      2.23     $      1.60   $      1.81
------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        Accumulated
                                                             Additional                                    Other
                                                   Common      Paid-In    Comprehensive    Retained    Comprehensive
                                                   Stock      Capital        Income        Earnings     Income (Loss)     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                       $3,866,888    $ 475,928                  $31,739,483   $  565,194     $36,647,493

Repurchase of common stock                        (247,500)    (690,351)                  (3,971,173)          --      (4,909,024)
Stock options exercised                             25,068      228,819                           --           --         253,887
Comprehensive income
   Net income                                                              $ 6,756,230     6,756,230                    6,756,230
   Other comprehensive income, net of
    tax
      Unrealized holding losses arising
         during the period net of tax of
         $938,495                                                           (1,821,784)                (1,821,784)     (1,821,784)
                                                                           -----------
Comprehensive income                                                       $ 4,934,446
                                                                           -----------
Cash dividends ($.49 per share)                         --           --                   (1,797,092)          --      (1,797,092)
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                        3,644,456       14,396                   32,727,448   (1,256,590)     35,129,710

Repurchase of common stock                         (85,000)    (114,272)                  (1,130,139)          --      (1,329,411)
Stock options exercised                             11,583      120,009                           --           --         131,592
Comprehensive income
   Net income                                                              $ 5,836,031     5,836,031                    5,836,031
   Other comprehensive income, net of
        tax
      Unrealized holding gains arising
         during the period net of tax of
         $475,566                                                              923,157                    923,157         923,157
                                                                           -----------
Comprehensive income                                                       $ 6,759,188
                                                                           -----------
Cash dividends ($.53 per share)                         --           --                   (1,910,629)          --      (1,910,629)
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                        3,571,039       20,133                   35,522,711     (333,433)     38,780,450

Repurchase of common stock                         (59,981)    (121,308)                    (833,031)          --      (1,014,320)
Stock options exercised                             15,068      148,046                           --           --         163,114
Comprehensive income
   Net income                                                              $ 7,988,717     7,988,717                    7,988,717
   Other comprehensive income, net of
        tax
      Unrealized holding gains arising
         during the period net of tax of
         $453,928                                                              881,155                    881,155         881,155
                                                                           -----------
Comprehensive income                                                       $ 8,869,872
                                                                           -----------
Cash dividends ($.58 per share)                         --           --                   (2,056,093)          --      (2,056,093)
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001                       $3,526,126    $  46,871                  $40,622,304   $  547,722     $44,743,023
===================================================================================================================================

Disclosure of reclassification amount for the year ended December 31:

                                                                                   2001       2000        1999
------------------------------------------------------------------------------------------------------------------
Unrealized net holding gains (losses) arising during period                      $885,115   $989,272  $(1,730,156)
Less: reclassification adjustment for gains
   included in net income                                                           3,960     66,115       91,628
                                                                                 --------   --------  ------------
Net unrealized gains (losses) on securities                                      $881,155   $923,157  $(1,821,784)
                                                                                 ========   ========  ============

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended December 31,
                                                                                     ----------------------------------------------
                                                                                           2001           2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net income                                                                        $   7,988,717  $   5,836,031   $   6,756,230
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Depreciation                                                                    1,336,192      1,018,342         928,314
         Amortization of goodwill                                                          267,860        275,160         275,160
         Deferred income taxes                                                             (37,024)      (154,178)       (123,139)
         Provision for loan losses                                                         400,000        400,000         600,000
         Accretion of discounts and amortization of premiums
           on securities, net                                                              (49,035)       (45,047)        (69,467)
         Net realized gain on securities                                                    (6,000)      (100,157)       (138,830)
         Origination of loans held for sale                                           (627,303,955)  (294,483,773)   (456,926,073)
         Sale of loans                                                                 575,640,825    301,770,123     499,032,881
         Gain on sale of branch                                                         (1,176,279)            --              --
         Change in other assets and liabilities:
           Accrued interest receivable                                                     269,703       (267,828)        237,690
           Other assets                                                                   (489,510)      (485,864)       (881,041)
           Accrued interest payable                                                       (181,764)       426,386         (31,680)
           Other liabilities                                                             4,364,534        384,756      (4,353,878)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by operating activities                              (38,975,736)    14,573,951      45,306,167
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Proceeds from maturities of securities held to maturity                                      --      1,060,000       3,628,850
   Proceeds from maturities and calls of securities available for
      sale                                                                              17,297,400        906,576      10,806,084
   Purchase of securities available for sale                                            (4,176,950)    (1,107,101)    (21,287,142)
   Redemption (purchase) of FHLB stock                                                          --        (10,000)        121,200
   Net increase in customer loans                                                      (19,233,654)   (24,227,819)    (36,797,468)
   Purchase of corporate premises and equipment                                         (6,426,178)    (2,503,902)     (2,867,029)
   Sale of branch                                                                      (10,857,527)            --              --
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                            (23,396,909)   (25,882,246)    (46,395,505)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Net increase (decrease) in demand, interest-bearing demand
      and savings deposits                                                              23,615,182     (3,171,413)     13,933,670
   Net increase (decrease) in time deposits                                             24,649,283     33,005,814      (4,753,194)
   Net increase (decrease) in other borrowings                                          13,234,494    (16,066,120)      5,374,215
   Repurchase of common stock                                                           (1,014,320)    (1,329,411)     (4,909,024)
   Proceeds from exercise of stock options                                                 163,114        131,592         253,887
   Cash dividends                                                                       (2,056,093)    (1,910,629)     (1,797,092)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                         58,591,660     10,659,833       8,102,462
-----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                    (3,780,985)      (648,462)      7,013,124
Cash and cash equivalents at beginning of year                                          14,837,902     15,486,364       8,473,240
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $  11,056,917  $  14,837,902   $  15,486,364
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure
   Interest paid                                                                     $  12,166,156  $  10,883,013   $   9,099,547
   Income taxes paid                                                                 $   2,805,205  $   1,735,591   $   2,743,114
===================================================================================================================================

  See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

The accounting and reporting policies of C&F Financial Corporation and subsidiary (the "Corporation") conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

Nature of Operations: C&F Financial Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the "Bank"), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank offers a wide range of banking services available to both individuals and businesses.

The Bank has four wholly owned subsidiaries, C&F Title Agency, Inc., C&F Investment Services, Inc., C&F Mortgage Corporation, and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Title Agency, Inc., organized in October 1992, sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage Corporation. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Mortgage Corporation, organized in September 1995, was formed to originate and sell residential mortgages. C&F Insurance Services, organized in July 1999, owns an equity interest in an insurance agency which sells insurance products to customers of the bank, C&F Mortgage Corporation and other financial institutions which have an equity interest in the agency.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation and its wholly owned subsidiary, Citizens and Farmers Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interest-bearing Deposits in Banks: Interest-bearing deposits in banks mature within one year and are carried at cost.

Securities: Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management's intent. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses included in shareholders' equity on an after-tax basis. Securities classified as held to maturity are carried at amortized cost. The Corporation does not have any securities classified as trading securities. Gains or losses are recognized only on realization at the time of sale using the amortized cost of the specific security sold.

Federal Home Loan Bank Stock: Federal Home Loan Bank stock is stated at cost. No ready market exists for this stock, and it has no quoted market value. For presentation purposes, such stock is assumed to have market value which is equal to cost. In addition, such stock is not considered a debt or equity security in accordance with Statement of Financial Accounting Standards 115.

Loans: Loans are stated at face value, net of unearned discount and the allowance for loan losses. Unearned discount on certain installment loans is recognized as income over the terms of the loans by a method which approximates the effective interest method. Interest on other loans is credited to operations based on the principal amount outstanding. Loans are generally placed on non-accrual status when the collection of principal or interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than ninety days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans which are carried on non-accrual status, interest is recognized on the cash basis. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield using the level-yield method. The Corporation is amortizing these amounts over the contractual life of the related loans.

Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan's observable market price) or the fair value of the collateral if the loan is collateral dependent. The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

Consistent with the Corporation's method for non-accrual loans, interest receipts for impaired loans are recognized on the cash basis.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market, determined in the aggregate. Market value considers commitment agreements with investors and prevailing market prices. Substantially all loans originated by the mortgage banking operations are held for sale to outside investors.

Other Real Estate Owned: Foreclosed assets held for sale are carried at the lower of (a) fair value minus estimated costs to sell or (b) cost at the time of foreclosure. Such determination is made on an individual asset basis. If the fair value of the asset minus the estimated costs to sell the asset is less than the cost of the asset, the deficiency is recognized as a valuation allowance. If the fair value of the asset minus the estimated costs to sell the asset subsequently increases and the fair value of the asset minus the estimated costs to sell the asset is more than its carrying amount, the valuation allowance is reduced, but not below zero. Increases or decreases in the valuation allowance are charged or credited to income.

Corporate Premises and Equipment: Corporate premises and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture, and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is reflected in income.

Income Taxes: The Corporation uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Reserve for Loan Losses: The reserve for loan losses is established through a provision for loan losses charged to expense. The reserve represents an amount which, in management's judgment, will be adequate to absorb any losses on existing loans which may become uncollectible. Management's judgment in determining the adequacy of the reserve is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower's ability to repay, overall portfolio quality, and review of specific potential losses. Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal is unlikely. Actual future losses may differ from estimates as a result of unforeseen events.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Earnings Per Common Share: Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Shareholders' Equity: During 2001 the Corporation repurchased 59,981 shares of its common stock in the open market at prices between $14.88 and $18.00 per share. During 2000, the Corporation repurchased 85,000 shares of its common stock in the open market at prices between $13.69 and $17.00 per share. During March 1999, the Corporation repurchased 235,000 shares of its common stock from six shareholders at prices between $19.88 and $20.00 per share in privately negotiated transactions. During the second half of 1999, the Corporation repurchased an additional 12,500 shares of its common stock in the open market at prices between $17.00 and $18.00 per share.

Statement of Cash Flows: For the purpose of the statement of cash flows, the Corporation considers cash equivalents to include amounts due from banks, federal funds sold, and money market investments purchased with a maturity of three months or less. Generally, federal funds are purchased and sold for one-day periods.

Reclassifications: Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NOTE 2: Securities

Debt and equity securities are summarized as follows:

                                                                                           December 31, 2001
                                                                      ------------------------------------------------------------
                                                                                        Gross         Gross
                                                                        Amortized     Unrealized    Unrealized        Estimated
Available for Sale                                                        Cost          Gains        Losses           Fair Value
----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                                              $ 1,947,440    $       --  $  (23,064)        $ 1,924,376
Obligations of states and political subdivisions                         45,276,293     1,384,319    (100,546)         46,560,066
Preferred stock                                                           5,899,325        86,840    (517,669)          5,468,496
----------------------------------------------------------------------------------------------------------------------------------
                                                                        $53,123,058    $1,471,159  $ (641,279)        $53,952,938
==================================================================================================================================

                                                                                           December 31, 2000
                                                                      ------------------------------------------------------------
                                                                                        Gross         Gross
                                                                        Amortized     Unrealized    Unrealized        Estimated
Available for Sale                                                        Cost          Gains        Losses           Fair Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. government agencies and corporations                               $13,500,000    $       --  $ (201,649)        $13,298,351
Obligations of states and political subdivisions                         13,413,678       219,405     (52,677)         13,580,406
Preferred stock                                                           5,504,870         7,313    (477,596)          5,034,587
----------------------------------------------------------------------------------------------------------------------------------
                                                                        $32,418,548    $  226,718  $ (731,922)        $31,913,344
----------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                                $   999,950    $    8,179  $       --         $ 1,008,129
Obligations of states and political subdivisions                         32,769,975     1,059,569      (1,914)         33,827,630
----------------------------------------------------------------------------------------------------------------------------------
                                                                        $33,769,925    $1,067,748  $   (1,914)        $34,835,759
==================================================================================================================================

The amortized cost and estimated fair value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

                                                         December 31, 2001
                                                  ------------------------------
                                                     Amortized       Estimated
Available for Sale                                     Cost          Fair Value
--------------------------------------------------------------------------------
Due in one year or less                               $1,163,403     $1,180,146
Due after one year through five years                  6,181,857      6,318,720
Due after five years through ten years                19,061,079     19,838,185
Due after ten years                                   20,817,394     21,147,391
Preferred Stock                                        5,899,325      5,468,496
--------------------------------------------------------------------------------
                                                     $53,123,058    $53,952,938
================================================================================

Proceeds from the maturities and the calls of securities available for sale in 2001 were $17,297,400, resulting in gross realized gains of $6,000. The amortized cost and estimated fair value of securities pledged to secure public deposits amounted to $11,484,000 and $11,938,000, respectively, at December 31, 2001.

Proceeds from the maturities and calls of securities held to maturity in 2000 were $1,060,000. There were no realized gains or losses. Proceeds from the maturities and the calls of securities available for sale were $906,576, resulting in gross realized gains of $100,157.

Proceeds from maturities and the calls of securities held to maturity in 1999 were $3,628,850. There were no realized gains or losses. Proceeds from maturities and the calls of securities available for sale were $10,806,084, resulting in gross realized gains of $138,830.

The Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001 and, as permitted by the Statement, transferred securities with a book value of $33,770,000 and a market value of $34,836,000 to the available-for-sale category.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

                                                          December 31,
                                                -------------------------------
                                                     2001              2000
--------------------------------------------------------------------------------
Real estate--mortgage                            $ 81,924,063      $ 87,428,166
Real estate--construction                           8,829,850         9,109,165
Commercial, financial, and agricultural           137,374,333       113,570,467
Equity lines                                       11,283,617        11,616,307
Consumer                                           11,341,663        12,815,274
--------------------------------------------------------------------------------
                                                  250,753,526       234,539,379
Less unearned loan fees                              (957,499)         (986,698)
--------------------------------------------------------------------------------
                                                  249,796,027       233,552,681
Less reserve for loan losses                       (3,683,658)       (3,608,966)
--------------------------------------------------------------------------------
                                                 $246,112,369      $229,943,715
================================================================================

Loans on non-accrual status were $1,026,000 and $473,000 at December 31, 2001 and 2000, respectively. If interest income had been recognized on non-performing loans at their stated rates during fiscal years 2001, 2000, and 1999, interest income would have increased by approximately $91,000, $37,000, and $8,000, respectively. The balance of impaired loans at December 31, 2001 and 2000, was $1,026,000 and $473,000 respectively, with no specific valuation allowance associated with these loans. The average balance of impaired loans for 2001 and 2000 were $513,000 and $357,000, respectively.

NOTE 4: Reserve for Loan Losses

Changes in the reserve for loan losses were as follows:

                                                                                                 Year Ended December 31,
                                                                                              ------------------------------
                                                                                               2001         2000        1999
-----------------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                                                         $3,608,966     $3,301,778     $2,760,263
Provision charged to operations                                                             400,000        400,000        600,000
Loans charged off                                                                          (349,784)      (101,733)       (86,220)
Recoveries of loans previously charged off                                                   24,476          8,921         27,735
-----------------------------------------------------------------------------------------------------------------------------------
Balance at the end of year                                                               $3,683,658     $3,608,966     $3,301,778
-----------------------------------------------------------------------------------------------------------------------------------

NOTE 5: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

                                                                                                               December 31,
                                                                                                            --------------------
                                                                                                             2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Land                                                                                                     $ 3,523,577   $ 2,308,838
Buildings                                                                                                 10,108,440     7,018,997
Equipment, furniture, and fixtures                                                                        10,962,859     9,459,348
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          24,594,876    18,787,183
Less accumulated depreciation                                                                             (9,956,435)   (8,897,534)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         $14,638,441   $ 9,889,649
------------------------------------------------------------------------------------------------------------------------------------


NOTE 6: Time Deposits

Time deposits are summarized as follows:

                                                                                                               December 31,
                                                                                                            ----------------------
                                                                                                              2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit, $100M or more                                                                  $ 38,481,546   $ 27,018,509
Other time deposits                                                                                      115,432,554    110,368,308
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $153,914,100   $137,386,817
------------------------------------------------------------------------------------------------------------------------------------

Remaining maturities on time deposits are as follows:

                                                                                                           Year ending December 31,
------------------------------------------------------------------------------------------------------------------------------------
2002                                                                                                             $127,590,499
2003                                                                                                               17,309,102
2004                                                                                                                5,488,385
2005                                                                                                                1,450,373
2006                                                                                                                2,075,741
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 $153,914,100
------------------------------------------------------------------------------------------------------------------------------------

NOTE 7: Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all real estate mortgage loans secured by one-to-four family residential properties. The balance outstanding on loans subject to the FHLB lien was $81,924,000 on December 31, 2001.

The table below presents selected information on short-term borrowings:


                                                                                                            December 31,
                                                                                                     -------------------------
                                                                                                      2001              2000
--------------------------------------------------------------------------------------------------------------------------------
Balance outstanding at year end                                                                   $22,203,667       $ 8,969,173
Maximum balance at any month-end during the year                                                  $25,666,748       $28,103,898
Average balance for the year                                                                       14,628,473       $22,676,362
Weighted average rate for the year                                                                       4.26%             6.12%
Weighted average rate on borrowings at year-end                                                          1.86%             5.45%
Estimated fair value                                                                              $22,203,522       $ 8,969,173
--------------------------------------------------------------------------------------------------------------------------------

The Corporation has unused lines of credit for borrowings totaling approximately $89,305,000 at December 31, 2001.

Long-term borrowings consist of adjustable-rate advances from the FHLB. At December 31, 2001, adjustable-rate advances totaled $5,000,000 with an interest rate of 5.45% and a maturity date of May 19, 2003. At December 31, 2000, adjustable-rate advances totaled $5,000,000 with an interest rate of 6.55% and a maturity date of May 19, 2003. These advances are also secured by a blanket floating lien on all real estate mortgage loans secured by one-to-four family residential properties.

NOTE 8: Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.

                                                                                                           December 31,
                                                                                                --------------------------------
                                                                                                   2001        2000      1999
--------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares used in earnings per
 common share--basic                                                                             3,547,873  3,608,673  3,684,796
Effect of dilutive securities:
 Stock options                                                                                      39,434     31,641     53,438
--------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares used in earnings per
 common share--assuming dilution                                                                 3,587,307  3,640,314  3,738,234
--------------------------------------------------------------------------------------------------------------------------------

Options on approximately 89,000, 175,000 and 15,000 shares were not included in computing earnings per common share--assuming dilution for the years ended December 31, 2001, 2000, and 1999, respectively, because their effects were antidilutive.

NOTE 9: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

                                                                                                Year Ended December 31,
                                                                                            ---------------------------------
                                                                                              2001          2000        1999
--------------------------------------------------------------------------------------------------------------------------------
Current taxes                                                                             $3,354,826    $1,976,909   $2,517,505
Deferred taxes                                                                               (37,024)     (154,178)    (123,139)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          $3,317,802    $1,822,731   $2,394,366
--------------------------------------------------------------------------------------------------------------------------------

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

                                                                                      Year Ended December 31,
                                                           ------------------------------------------------------------------------
                                                                        Percent                  Percent                 Percent
                                                                          of                       of                      of
                                                                        Pre-tax                  Pre-tax                 Pre-tax
                                                              2001       Income       2000        Income       1999       Income
-----------------------------------------------------------------------------------------------------------------------------------
Income tax computed at federal statutory rates             $3,844,216     34.0%   $2,603,979       34.0%  $3,111,203       34.0%
Tax effect of exclusion of interest income on
   obligations of states and political subdivisions          (850,319)    (7.5)     (879,995)     (11.5)    (833,784)      (9.1)
Reduction of interest expense incurred to carry tax-
   exempt assets                                              105,654       .9       116,418        1.5       94,336        1.0
State income taxes, net of federal tax benefit                203,782      1.8        59,348         .8      128,383        1.4
Tax effect of dividends-received deduction on
   preferred stock                                            (82,712)     (.7)      (83,036)      (1.1)     (79,695)       (.9)
Other                                                          97,181       .8         6,017         .1      (26,077)       (.3)
-----------------------------------------------------------------------------------------------------------------------------------
                                                           $3,317,802     29.3%   $1,822,731       23.8%  $2,394,366       26.1%
===================================================================================================================================

Other assets include deferred income taxes of $1,343,638 and $1,760,544 at December 31, 2001 and 2000, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                                                                          Year Ended December 31,
                                                                                                        ---------------------------
                                                                                                            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax asset
   Allowance for loan losses                                                                            $1,136,137      $1,097,141
   Deferred compensation                                                                                   348,194         244,953
   Net unrealized loss on securities available for sale                                                         --         171,771
   Interest on non-accrual loans                                                                            30,869          12,631
   Accrued pension                                                                                              --          46,697
   Intangible asset                                                                                         73,321         177,248
   Other                                                                                                    54,718          46,877
-----------------------------------------------------------------------------------------------------------------------------------
      Deferred tax asset                                                                                 1,643,239       1,797,318
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax liability
   Depreciation                                                                                            (17,442)        (36,774)
   Net unrealized gain on securities available for sale                                                   (282,159)             --
-----------------------------------------------------------------------------------------------------------------------------------
      Deferred tax liability                                                                              (299,601)        (36,774)
-----------------------------------------------------------------------------------------------------------------------------------
      Net deferred tax asset                                                                            $1,343,638      $1,760,544
===================================================================================================================================

NOTE 10: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the "Profit-Sharing Plan") sponsored by the Virginia Bankers Association. The Profit-Sharing Plan was amended effective January 1, 1997, to include a 401(k) savings provision which authorizes a maximum voluntary salary deferral of up to 15% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank's profitability for a given year and on each participant's yearly earnings. All full-time employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the Virginia Bankers Association. Contributions and earnings are tax-deferred. An employee is 20% vested after three years of service, 40% after four years, 60% after five years, 80% after six years, and fully vested after seven years. The amounts charged to expense under this plan were $385,805, $347,552, and $293,584, in 2001, 2000, and 1999, respectively.

The Mortgage Corporation maintains a Defined Contribution 401(k) Savings Plan which authorizes a maximum voluntary salary deferral of up to 15% of compensation, subject to statutory limitations. All full-time employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The Mortgage Corporation reserves the right for an annual discretionary contribution to the account of each eligible employee based in part on the Mortgage Corporation's profitability for a given year, and on each participant's yearly earnings. An employee is vested 25% after two years of service, 50% after three years of service, 75% after four years of service, and fully vested after five years. The amount charged to expense under the Plan was $279,500, $53,000, and $160,000, for 2001, 2000, and 1999,
respectively.

The Bank adopted a Management Incentive Bonus Plan (the "Bonus Plan") effective January 1, 1987. The Bonus Plan is offered to selected members of management. The Bonus Plan is derived from a pool of funds determined by the Bank's total performance relative to (1) prescribed growth-rates of assets and deposits, (2) return on average assets, and (3) absolute level of net income. Attainment, in whole or in part, of these goals dictates the amount set aside in the pool of funds. Evaluation of attainment and approval of the pool amount are performed by the Board. Payment of the bonus is based on individual performance and is paid in cash. Expense is accrued in the fiscal year of the specified bonus performance. Expenses under this plan were $242,500, $204,300, and $173,200, in 2001, 2000, and 1999, respectively.

The Bank has a non-qualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for arbitrary limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank's Profit Sharing/401(k) Plans and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $32,350 and $25,200 in 2001 and 2000, respectively. There were no expenses under the plan for 1999.

The Bank has a non-contributory, defined benefit pension plan for full-time employees over twenty-one years of age. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan follows:

                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                                  2001          2000
--------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
  Benefit obligation, beginning                                                               $2,017,537       $1,741,750
  Service cost                                                                                   227,178          178,489
  Interest cost                                                                                  151,185          130,501
  Actuarial (gain)/loss                                                                          (39,910)          80,457
  Benefits paid                                                                                   (3,248)        (113,660)
--------------------------------------------------------------------------------------------------------------------------
   Benefit obligation, ending                                                                 $2,352,742       $2,017,537
--------------------------------------------------------------------------------------------------------------------------
Change in Plan Assets

   Fair value of plan assets, beginning                                                       $2,212,205       $1,862,559
   Actual return on plan assets                                                                 (312,236)         285,634
   Employer contributions                                                                        324,525          177,672
   Benefits paid                                                                                  (3,248)        (113,660)
---------------------------------------------------------------------------------------------------------------------------
   Fair value of plan assets, ending                                                          $2,221,246       $2,212,205
---------------------------------------------------------------------------------------------------------------------------
   Funded status                                                                              $  131,496)      $  194,668
   Unrecognized net actual gain                                                                  160,991         (309,717)
   Unrecognized net obligation at transition                                                     (54,134)         (59,547)
   Unrecognized prior service cost                                                                34,151           37,255
--------------------------------------------------------------------------------------------------------------------------
   Prepaid (accrued) benefit cost                                                             $    9,512       $ (137,341)
--------------------------------------------------------------------------------------------------------------------------

                                                                       Year Ended December 31,
                                                            -------------------------------------------
                                                                2001             2000           1999
-------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
   Service cost                                             $ 227,178       $ 178,489      $ 161,535
   Interest cost                                              151,185         130,501        118,101
   Expected return on plan assets                            (193,322)       (149,027)      (115,003)
   Amortization of prior service cost                           3,104           3,104          3,104
   Amortization of net obligation at transition                (5,413)         (5,413)        (5,413)
   Recognized net actuarial gain                               (5,060)         (3,970)            (4)
-------------------------------------------------------------------------------------------------------
   Net periodic benefit cost                                $ 177,672       $ 153,684      $ 162,320
-------------------------------------------------------------------------------------------------------
Weighted-Average Assumptions as of December 31
   Discount rate                                                  7.5%            7.5%           7.5%
   Expected return on plan assets                                 9.0             9.0            9.0
   Rate of compensation increase                                  4.0             4.0            4.0
=======================================================================================================


NOTE 11: Related Party Transactions

Loans to directors and officers totaled $1,040,000 and $812,000 at December 31, 2001 and 2000, respectively. New advances to directors and officers totaled $527,000 and repayments totaled $299,000 in the year ended December 31, 2001.

NOTE 12: Stock Options

Under the Incentive Stock Option Plan ("the Plan"), options to purchase common stock are granted to certain key employees of the Corporation. Options are issued to employees at a price equal to the fair market value of common stock at the date granted. For options granted prior to December 21, 1999, one-third of the options granted are exercisable commencing one year after the grant date with an additional one-third becoming exercisable after each of the following two years. Options granted on or after December 21, 1999, become exercisible five years after the grant date. In 1983, the shareholders authorized 100,000 shares of common stock for issuance under the Plan. An additional 200,000 and 300,000 shares were authorized for the Plan in 1994 and 2000, respectively. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the Non-Employee Director Stock Option Plan (the "Director Plan"). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options to purchase common stock may be granted to non-employee directors of the Bank. Options are issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. The options granted are exercisable six months after grant. All options expire ten years from the grant date.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the 1999 Regional Director Stock Compensation Plan. Under this plan, options to purchase common stock are granted to non-employee regional directors of Citizens & Commerce Bank, a division of the Bank. Options are issued to non-employee regional directors at a price equal to the fair market value of common stock at the date granted. One third of the options granted become exercisable commencing one year after the grant date with an additional one-third becoming exercisable after each of the following two years. All options expire ten years from the grant date.

The Corporation applies APB Opinion 25 and related interpretations in accounting for the stock option plans. Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the plans been determined based on the fair value at the grant dates of options consistent with FASB Statement 123, the Corporation's net income, earnings per share-basic and earnings per share-assuming dilution would have been

$7,745,779, $2.18 and $2.16, $5,627,587, $1.56 and $1.55, and, $6,625,664, $1.80
and $1.77, respectively for the years ended December 31, 2001, 2000 and 1999, respectively.

The fair value of each option granted during the years ended December 31, 2001, 2000, and 1999, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999, respectively: risk-free rate of 5.3, 5.2, and 6.7% and volatility of 35, 30, and 25%. The dividend yield used in the pricing model was 3.5, 3.5, and 2.8% for 2001, 2000, and 1999, respectively. The expected life used was eight years for 2001, 2000, and 1999.

Transactions under the various plans for the periods indicated were as follows:

                                                                          2001                   2000                  1999
                                                                    ------------------    ------------------    ------------------
                                                                              Exercise              Exercise              Exercise
                                                                    Shares      Price*    Shares     Price*     Shares     Price*
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                     262,429  $  14.93    208,444  $   14.37    169,860   $  12.36
Granted                                                               71,650     18.55     69,800      15.80     68,350      17.64
Exercised                                                            (15,068)     9.71    (11,583)      9.62    (25,068)      9.44
Canceled                                                              (7,700)    17.12     (4,232)     16.22     (4,698)     15.27
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                           311,311  $  15.97    262,429     $14.93    208,444   $  14.37
==================================================================================================================================
*Weighted average

Options exercisable at year-end                                      139,051              122,730               108,761
Weighted-average fair value of options granted during the year      $   5.95             $   4.57              $   5.40
==================================================================================================================================

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                       Options Outstanding                              Options Exercisable
                                          ---------------------------------------------           -------------------------------
                                               Number                                                 Number
                                            Outstanding       Remaining                           Exercisable at
                                          at December 31,    Contractual       Exercise            December 31,          Exercise
Range of Exercise Prices                        2001             Life           Price*                 2001               Price*
----------------------------------------------------------------------------------------------------------------------------------
$8.87 to $12.50                                72,378            4.48          $ 10.62                72,378              $10.62
$15.75 to $20.50                              238,933            8.72            17.59                66,673               18.34
----------------------------------------------------------------------------------------------------------------------------------
$8.87 to $20.50                               311,311            7.74          $ 15.97               139,051              $14.32
==================================================================================================================================

*Weighted average

NOTE 13: Regulatory Requirements and Restrictions

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined) less goodwill. For both the Corporation and the Bank, Tier I capital consists of shareholders' equity excluding any net unrealized gain (loss) on securities available for sale less goodwill, and total capital consists of Tier I capital and a portion of the allowance for loan losses. Risk-weighted assets for the Corporation and the Bank were $325,379,000 and $317,199,000 at December 31, 2001 and $264,375,000 and $256,559,000 at December 31, 2000. Management believes, as of December 31, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Corporation's and the Bank's actual capital amounts and ratios are presented in the table.

                                                                                                      Minimum To Be
                                                                                                    Well Capitalized
                                                                                                      Under Prompt
                                                                           Minimum Capital          Corrective Action
                                                         Actual              Requirements               Provisions
                                                   ----------------        ---------------          -----------------
(Dollars in thousands)                             Amount     Ratio        Amount    Ratio          Amount      Ratio
------------------------------------------------------------------------------------------------------------------------
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)
   Corporation                                     $46,793     14.4%       $26,030    8.0%              N/A      N/A
   Bank                                             38,999     12.3         25,376    8.0           $31,720     10.0%
Tier I Capital (to Risk-Weighted Assets)
   Corporation                                      43,110     13.3         13,015    4.0               N/A      N/A
   Bank                                             35,346     11.1         12,688    4.0            19,032      6.0
Tier I Capital (to Average Assets)
   Corporation                                      43,110     10.8         16,027    4.0               N/A      N/A
   Bank                                             35,346      9.0         15,716    4.0            19,645      5.0

As of December 31, 2000:
Total Capital (to Risk-Weighted Assets)
   Corporation                                     $41,331     15.6%       $21,174    8.0%              N/A      N/A
   Bank                                             33,764     13.2         20,554    8.0           $25,693     10.0%
Tier I Capital (to Risk-Weighted Assets)
   Corporation                                      38,023     14.4         10,587    4.0               N/A      N/A
   Bank                                             30,552     11.9         10,227    4.0            15,416      6.0
Tier I Capital (to Average Assets)
   Corporation                                      38,023     10.9         13,874    4.0               N/A      N/A
   Bank                                             30,552      9.0         13,582    4.0            16,978      5.0
------------------------------------------------------------------------------------------------------------------------

Transfers of funds from the Bank to the Corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2001, the aggregate amount of unrestricted funds which could be transferred from the Bank to the Corporation, without prior regulatory approval, totaled $5,200,000 or 1.3% of the total consolidated net assets.

NOTE 14: Commitments and Financial Instruments with Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount on the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral is obtained based on management's credit assessment of the customer.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The total amount of loan commitments was $70,374,000 and $54,428,000 at December 31, 2001 and 2000,
respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $3,943,000 and $5,016,000 at December 31, 2001 and 2000, respectively.

Commitments to sell loans are designed to eliminate the Mortgage Corporation's exposure to fluctuations in interest rates in connection with loans held for sale. The Mortgage Corporation sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loan. Recourse periods vary from ninety days up to one year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance, or are insured or guaranteed by an agency of the U.S. Government.

At December 31, 2001, the Mortgage Corporation had locked-rate commitments to originate mortgage loans amounting to approximately $25,000,000. The Mortgage Corporation has entered into mandatory commitments, on a best-effort basis, to sell loans of approximately $94,263,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Mortgage Corporation does not expect any counterparty to fail to meet its obligations.

The Mortgage Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $580,000, $411,000, and $330,000, for the years ended December 31, 2001,
2000, and 1999, respectively.

Future minimum lease payments under these leases are as follows:

  Year Ending December 31,
------------------------------------------------------------
         2002                                       $418,077
         2003                                        222,306
         2004                                         20,202
------------------------------------------------------------
                                                    $660,585
============================================================

As of December 31, 2001, the Corporation had $6,836,331 in deposits in financial institutions in excess of amounts insured by the FDIC.

NOTE 15: Fair Market Value of Financial Instruments and Interest Rate Risk

     The estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies. Loan commitments are conditional and subject to market pricing and, therefore, do not reflect a gain or loss of market value. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on estimated costs to terminate them or otherwise settle the obligations with the counterparties at the reporting date. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and short-term investments. The nature of these instruments and their relatively short maturities provide for the reporting of fair value equal to the historical cost.

Securities. The fair value of investment securities is based on quoted market prices.

Loans. The estimated fair value of the loan portfolio is based on present values using applicable spreads to the U.S. treasury yield curve.

Loans held for sale. The fair value of loans held for sale is estimated based on commitments into which individual loans will be delivered.

Deposits and borrowings. The fair value of all demand deposit accounts is the amount payable at the report date. For all other deposits and borrowings, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Accrued interest. The carrying amount of accrued interest approximates fair value.

                                                      December 31,
                                         ------------------------------------------
                                              2001                      2000
                                         -----------------    ------------------
                                         Carrying  Estimated  Carrying    Estimated
(Dollars in thousands)                     Amount Fair Value    Amount   Fair Value
-----------------------------------------------------------------------------------
Financial assets:
   Cash and short-term investments       $ 11,057   $ 11,057  $ 14,838   $ 14,838
   Securities                              53,952     53,952    66,594     67,336
   Net loans                              246,112    255,110   229,944    230,334
   Loans held for sale, net                69,263     70,166    17,600     17,984
   Accrued interest receivable              2,134      2,134     2,404      2,404
Financial liabilities:
   Demand deposits                        169,998    170,802   153,301    154,325
   Time deposits                          153,914    156,115   137,387    137,505
   Borrowings                              27,204     27,190    13,969     13,969
   Accrued interest payable                   811        811       993        993
Off-balance-sheet items:
   Letters of credit                           --      3,943        --      5,016
   Unused portions of lines of credit          --     70,374        --     54,428
-----------------------------------------------------------------------------------

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to manage interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

NOTE 16: Business Segments

The Corporation operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. The Corporation also has an investment company, an insurance company and a title company subsidiary which derive revenues from brokerage, insurance and title insurance services. The results of these subsidiaries' are not significant to the Corporation as a whole and have been included in "Other." The following table presents segment information for the years ended December 31, 2001, 2000, and 1999.

                                             Year Ended December 31, 2001
                                        -------------------------------------------
                                   Retail      Mortgage
(Dollars in thousands)             Banking     Banking      Other    Eliminations    Consolidated
-------------------------------------------------------------------------------------------------
Revenues:
Interest income                    $ 26,848   $ 2,931       $   --   $ (1,545)       $ 28,234
Gain on sale of loans                    --    10,390           --         --          10,390
Other                                 3,340     2,690        1,001         --           7,031
-------------------------------------------------------------------------------------------------
Total operating income               30,188    16,011        1,001     (1,545)         45,655
-------------------------------------------------------------------------------------------------
Expenses:

Interest expense                     11,984     1,545           --     (1,545)         11,984
Salaries and employee benefits        6,372     6,681          390         --          13,443
Other                                 5,465     3,296          160         --           8,921
-------------------------------------------------------------------------------------------------
Total operating expenses             23,821    11,522          550     (1,545)         34,348
-------------------------------------------------------------------------------------------------
Income before income taxes         $  6,367   $ 4,489      $   451   $     --        $ 11,307
-------------------------------------------------------------------------------------------------
Total assets                       $389,426   $74,701      $    52   $(60,103)       $404,076
Capital expenditures               $  6,121   $   304      $    --   $     --        $  6,426
=================================================================================================

                                                Year Ended December 31, 2000
                                                ------------------------------
                                   Retail      Mortgage
(Dollars in Thousands)             Banking     Banking      Other    Eliminations    Consolidated
-------------------------------------------------------------------------------------------------
Revenues:
Interest income                    $ 25,974   $ 1,298      $    --   $   (851)       $ 26,421
Gain on sale of loans                    --     5,009           --         --           5,009
Other                                 2,036     1,183          717         --           3,936
-------------------------------------------------------------------------------------------------
Total operating income               28,010     7,490          717       (851)         35,366
-------------------------------------------------------------------------------------------------
Expenses:
Interest expense                     11,309       851           --       (851)         11,309
Salaries and employee benefits        5,829     3,368          406         --           9,603
Other                                 4,387     2,283          125         --           6,795
-------------------------------------------------------------------------------------------------
Total operating expenses             21,525     6,502          531       (851)         27,707
-------------------------------------------------------------------------------------------------
Income before income taxes         $  6,485   $   988      $   186   $     --        $  7,659
-------------------------------------------------------------------------------------------------
Total assets                       $339,877   $23,946      $     9   $(16,360)       $347,472
Capital expenditures               $  2,361   $   145      $    --   $     --        $  2,506
=================================================================================================

                                            Year Ended December 31, 1999
                                      ----------------------------------------
                                 Retail    Mortgage
(Dollars in Thousands)           Banking   Banking  Other  Eliminations Consolidated
------------------------------------------------------------------------------------
Revenues:
Interest income                  $ 23,096  $ 1,916 $   --  $ (1,368)    $ 23,644
Gain on sale of loans                  --    6,692     --        --        6,692
Other                               2,134    1,589    860        --        4,583
------------------------------------------------------------------------------------
Total operating income             25,230   10,197    860    (1,368)      34,919
------------------------------------------------------------------------------------
Expenses:
Interest expense                    9,068    1,368     --    (1,368)       9,068
Salaries and employee benefits      5,127    3,889    350        --        9,366
Other                               4,586    2,599    149        --        7,334
------------------------------------------------------------------------------------
Total operating expenses           18,781    7,856    499    (1,368)      25,768
------------------------------------------------------------------------------------
Income before income taxes        $ 6,449  $ 2,341 $  361  $     --     $  9,151
------------------------------------------------------------------------------------
Total assets                     $327,877  $24,673 $   36   (23,345)    $329,241
Capital expenditures             $  2,709  $   158 $   --  $     --     $  2,867
====================================================================================


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

NOTE 17: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

                                                            December 31,
                                                        ---------------------
Balance Sheets                                            2001         2000
------------------------------------------------------------------------------
Assets
   Cash                                               $    92,211 $    62,073
   Securities available for sale                        5,468,496   5,034,587
   Other assets                                         2,682,061   2,209,188
   Investments in subsidiary                           36,695,062  31,620,321
------------------------------------------------------------------------------
      Total assets                                    $44,937,830 $38,926,169
------------------------------------------------------------------------------
Liabilities and shareholders' equity
   Other liabilities                                  $   194,807 $   145,719
   Shareholders' equity                                44,743,023  38,780,450
------------------------------------------------------------------------------
      Total liabilities and shareholders' equity      $44,937,830 $38,926,169
==============================================================================

                                                                        Year Ended December 31,
                                                                      -------------------------
Statements of Income                                               2001          2000           1999
-------------------------------------------------------------------------------------------------------
Interest income on securities                                 $  347,529     $  354,357      $ 339,886
Interest income on loans                                         162,796        184,000        102,627
Dividends received from bank subsidiary                        3,408,649      2,940,632      7,859,692
Distributions in excess of equity in net income of subsidiary         --             --     (1,479,099)
Equity in undistributed net income of subsidiary               4,219,625      2,459,459             --
Other income                                                       5,124         94,630        151,153
Other expenses                                                  (155,006)      (197,047)      (218,029)
-------------------------------------------------------------------------------------------------------
Net income                                                    $7,988,717     $5,836,031    $ 6,756,230
=======================================================================================================


                                                                              Year Ended December 31,
                                                                        ----------------------------------
Statements of Cash Flows                                                2001         2000         1999
----------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                           $7,988,717  $ 5,836,031  $ 6,756,230
Adjustments to reconcile net income to net cash provided by operating activities:
   Distributions in excess of equity in net income of subsidiary             --           --    1,479,099
   Equity in undistributed earnings of subsidiary                    (4,219,625)  (2,459,459)          --
   Increase in other assets                                            (486,288)    (237,372)  (1,368,443)
   Increase in other liabilities                                         49,088       80,369      219,672
----------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                          3,331,892    3,219,569    7,086,558
----------------------------------------------------------------------------------------------------------
Investing activities:
Proceeds from maturities and calls of securities                         50,000      811,945      667,249
Purchase of securities                                                 (444,455)  (1,107,101)  (1,107,292)
----------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                               (394,455)    (295,156)    (440,043)
----------------------------------------------------------------------------------------------------------
Financing activities:
Repurchase of common stock                                           (1,014,320)  (1,329,411)  (4,909,024)
Dividends paid                                                       (2,056,093)  (1,910,629)  (1,797,092)
Proceeds from the issuance of stock                                     163,114      131,592      253,887
----------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                             (2,907,299)  (3,108,448)  (6,452,229)
----------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents               30,138     (184,035)     194,286
Cash at beginning of year                                                62,073      246,108       51,822
----------------------------------------------------------------------------------------------------------
Cash at end of year                                                    $ 92,211  $    62,073  $   246,108
----------------------------------------------------------------------------------------------------------

NOTE 18: Quarterly Condensed Statements of Income--Unaudited
                                                                        2001 Quarter Ended
                                                                ----------------------------------
Dollars in thousands (except per share)                 March 31    June 30    September 30    December 31
----------------------------------------------------------------------------------------------------------
Total interest income                                   $ 6,915     $ 7,222      $ 7,095         $ 7,002
Net interest income after provision for loan losses       3,667       3,924        4,014           4,245
Other income                                              2,958       3,882        4,436           6,145
Other expenses                                            4,626       5,196        5,460           6,682
Income before income taxes                                1,999       2,610        2,990           3,708
Net income                                                1,497       1,866        2,090           2,536
Earnings per common share--assuming dilution            $   .42    $   .52      $   .58         $   .71
Dividends per common share                                  .14         .14          .15             .15
-----------------------------------------------------------------------------------------------------------

                                                                        2000 Quarter Ended
                                                                ----------------------------------
Dollars in thousands (except per share)                 March 31    June 30    September 30    December 31
----------------------------------------------------------------------------------------------------------
Total interest income                                  $ 6,147      $ 6,461      $ 6,830         $ 6,983
Net interest income after provision for loan losses      3,619        3,662        3,754           3,677
Other income                                             2,068        2,306        2,407           2,164
Other expenses                                           3,922        4,149        4,014           3,913
Income before income taxes                               1,765        1,819        2,147           1,927
Net income                                               1,369        1,398        1,615           1,454
Earnings per common share--assuming dilution           $   .37      $   .38      $   .45         $   .40
Dividends per common share                                 .13          .13          .13             .14
----------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

[LOGO YHB]

The Board of Directors and Shareholders
C&F Financial Corporation

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

Yount, Hyde & Barbour, P.C.

January 15, 2002
Winchester, Virginia

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ----------------------------------------------------------------
           FINANCIAL  DISCLOSURE
           ---------------------

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

       The information required by Item 10 with respect to the Directors of the Registrant is contained on pages 3 through 4 of the 2002 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Election of Directors," is incorporated herein by reference. The information required by Section 16(a) reporting requirements with respect to Directors and Executive Officers is contained on page 13 of the 2002 Proxy Statement, which is attached hereto as
Exhibit 99, under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated herein by reference.

       The information in the following table pertains to the executive officers of the Corporation:

                 Executive Officers of C&F Financial Corporation

      Name (Age)                   Business Experience                          Number of Shares Beneficially
   Present Position              During Past Five Years                         Owned as of February 26, 2002
----------------------       -------------------------------------             -------------------------------
Larry G. Dillon (49)         President of the Bank since 1989                            46,202 (1)
Chairman, President and
Chief Executive Officer

Gari B. Sullivan (64)        Senior Vice President of the Bank since 1990                 3,237 (1)
Secretary

Thomas F. Cherry (33)        Promoted to Senior Vice President of the Bank in             5,700 (1)
Chief Financial Officer      December 1998; Vice President of the Bank from
                             December 1996 to December 1998; Manager with
                             Price Waterhouse, LLP in Norfolk, prior to
                             December 1996

(1) Includes exercisable options of 17,700, 1,500, and 5,500 held by Messrs. Dillon, Sullivan, and Cherry, respectively.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

       The information contained on pages 5 through 7 of the 2002 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Executive Compensation," is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

       The information contained on page 2 of the 2002 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

       The information contained on page 5 of the 2002 Proxy Statement, which is attached hereto as Exhibit 99, under the caption, "Interest of Management In Certain Transactions," is incorporated herein by reference.

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

             Exhibit No. 10:  Material Contracts

                 10.1 Employment agreement dated December 16, 1997 between C&F Financial Corporation and Larry Dillon filed as Exhibit No. 10 to Form 10K filed March 23, 1998, of C&F Financial Corporation is incorporated herein by reference.
                 10.2 Employment agreement dated August 1, 1999 between C&F Financial Corporation and Tom Cherry filed as Exhibit No. 10 to Form 10K filed March 28, 2000, of C&F Financial Corporation is incorporated herein by reference.
                 10.3  C&F Executive Deferred Compensation Plan
                 10.4 C&F Financial Corporation 1994 Executive Stock Option Plan filed as Exhibit 4.3 to Form S-8 filed May 1, 2000 is incorporated herein by reference.
                 10.5 C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan filed as Exhibit 4.3 to Form S-8 filed September 18, 1998 is incorporated herein by reference.

             Exhibit No. 13:  C&F Financial Corporation 2001 Annual Report to
                              Shareholders

             Exhibit No. 21:  Subsidiaries of the Registrant

                 Citizens and Farmers Bank, incorporated in the Commonwealth of Virginia (100% owned)

             Exhibit No. 23:  Consents of experts and counsel

                 23.1  Consent of Yount, Hyde & Barbour, P.C.

             Exhibit No. 99:  Additional Exhibits

                 99.1 C&F Financial Corporation 2002 Annual Meeting Proxy Statement

  14 (b)     Reports on Form 8-K filed in the fourth quarter of 2001:
             None.

  14 (c) Exhibits to this Form 10-K are either filed as part of this Report or are incorporated herein by reference.

  14 (d) Financial Statements excluded from Annual Report to Shareholders pursuant to Rule 14a-3(b).

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C&F Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                            C&F FINANCIAL CORPORATION

/s/ Larry G. Dillon                                      /s/ Thomas F. Cherry
---------------------------------------                  ------------------------------
Larry G. Dillon                                          Thomas F. Cherry
Chairman, President and Chief Executive Officer          Senior Vice President and
                                                         Chief Financial Officer

Date: March 15, 2002                                     Date:   March 15, 2002
---------------------------------------                  ------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ J. P. Causey Jr.                                     Date:   March 15, 2002
---------------------------------------                  ------------------------------
J. P. Causey Jr., Director

/s/Barry R. Chernack                                     Date:   March 15, 2002
---------------------------------------                  ------------------------------
Barry R. Chernack, Director

/s/ Larry G. Dillon                                      Date:   March 15, 2002
---------------------------------------                  ------------------------------
Larry G. Dillon, Director

/s/ James H. Hudson III                                  Date:   March 15, 2002
---------------------------------------                  ------------------------------
James H. Hudson III, Director

/s/ Joshua H. Lawson                                     Date:   March 15, 2002
---------------------------------------                  ------------------------------
Joshua H. Lawson, Director

/s/ William E. O'Connell Jr.                             Date:   March 15, 2002
---------------------------------------                  ------------------------------
William E. O'Connell Jr., Director

/s/ Paul C. Robinson                                     Date:   March 15, 2002
---------------------------------------                  ------------------------------
Paul C. Robinson, Director