Form 10-Q
period 2002-03-31
C & F FINANCIAL CORP
filed 2002-05-10
CIK 913341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                          FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended           March 31, 2002
                              --------------------------------------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to __________________________

Commission file number                     000-23423
                      ----------------------------------------------------------

                            C&F Financial Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


            Virginia                                        54-1680165
 --------------------------------                    ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation of organization)                         Identification No.)


 Eighth and Main Streets                   West Point VA               23181
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number)                    (804) 843-2360
                           -----------------------------------------------------

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [x] Yes   [_] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,533,093 as of May 9, 2002.
      ----------------------------

                                TABLE OF CONTENTS

Part I - Financial Information                                                   Page
------------------------------                                                   ----
Item 1.    Financial Statements

           Consolidated Balance Sheets -
              March 31, 2002 and December 31, 2001 ............................    1

           Consolidated Statements of Income -
              Three months ended March 31, 2002 and 2001 ......................    2

           Consolidated Statements of Shareholders' Equity
              Three months ended March 31, 2002 and 2001 ......................    3

           Consolidated Statements of Cash Flows -
              Three months ended March 31, 2002 and 2001 ......................    5

           Notes to Consolidated Financial Statements .........................    6

Item 2.    Management's Discussion and Analysis ...............................    8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .........   12


Part II - Other Information
---------------------------

Item 1.    Legal Proceedings ..................................................   13

Item 2.    Changes in Securities ..............................................   13

Item 3.    Defaults Upon Senior Securities ....................................   13

Item 4.    Submission of Matters to a Vote of Security Holders ................   13

Item 5.    Other Information ..................................................   13

Item 6.    Exhibits and Reports on Form 8-K ...................................   13

Signatures ....................................................................   14

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                                         March 31, 2002     December 31, 2001
------                                                         --------------     -----------------
                                                                (Unaudited)
Cash and due from banks                                         $    10,651         $    10,127
Interest-bearing deposits in other banks                             35,109                 930
                                                                -----------         -----------
      Total cash and cash equivalents                                45,760              11,057
Securities-available for sale at fair value, amortized
      cost of $57,659 and $53,123, respectively                      58,576              53,953
Loans held for sale, net                                             50,937              69,263
Loans, net                                                          240,826             246,112
Federal Home Loan Bank stock                                          1,690               1,595
Corporate premises and equipment,
      net of accumulated depreciation                                14,635              14,639
Accrued interest receivable                                           1,952               2,134
Other assets                                                          5,262               5,323
                                                                -----------         -----------

       Total assets                                             $   419,638         $   404,076
                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits
   Non-interest-bearing demand deposits                         $    50,193         $    38,489
   Savings and interest-bearing demand deposits                     144,271             131,509
   Time deposits                                                    159,127             153,914
                                                                -----------         -----------
      Total deposits                                                353,591             323,912
Borrowings                                                           10,330              27,204
Accrued interest payable                                                828                 811
Other liabilities                                                     8,734               7,406
                                                                -----------         -----------
      Total liabilities                                             373,483             359,333
                                                                -----------         -----------

Commitments and contingent liabilities

Shareholders' Equity
   Preferred stock ($1.00 par value,
      3,000,000 shares authorized)                                       --                  --
   Common stock ($1.00 par value, 8,000,000
      shares authorized, 3,531,493 and 3,526,126
      shares issued and outstanding at March 31,
      2002 and December 31, 2001, respectively)                       3,531               3,526
   Additional paid-in capital                                           116                  47
   Retained earnings                                                 41,902              40,622
   Accumulated other comprehensive income
      net of tax of $312 and $282, respectively                         606                 548
                                                                -----------         -----------

      Total shareholders' equity                                     46,155              44,743
                                                                -----------         -----------
      Total liabilities and
         shareholders' equity                                   $   419,638         $   404,076
                                                                ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (In thousands, except for share and per share amounts)

                                                                Three Months Ended March 31,
                                                                ----------------------------

Interest income                                                      2002                  2001
                                                                     ----                  ----
     Interest and fees on loans                             $       5,770           $       5,929
     Interest on other market investments                              68                      18
     Interest on securities
         U.S. treasury securities                                      --                      20
         U.S. government agencies and corporations                     --                     216
         Tax-exempt obligations of states and political
             subdivisions                                             578                     618
         Corporate bonds and other                                    136                     114
                                                            -------------           -------------
         Total interest income                                      6,552                   6,915
                                                            -------------           -------------

Interest expense

     Savings and interest-bearing deposits                            610                     801
     Certificates of deposit, $100,000 or more                        362                     448
     Other time deposits                                            1,251                   1,689
     Short-term borrowings and other                                  105                     210
                                                            -------------           --------------
         Total interest expense                                     2,328                   3,148
                                                            -------------           -------------

Net interest income                                                 4,224                   3,767

Provision for loan losses                                              75                     100
                                                            -------------           -------------
Net interest income after provision for loan losses                 4,149                   3,667
                                                            -------------           -------------

Other operating income
     Gain on sale of loans                                          2,594                   1,696
     Service charges on deposit accounts                              413                     378
     Other service charges and fees                                   731                     611
     Gain on maturities and calls of available
         for sale securities                                           15                      --
     Other income                                                     328                     273
                                                            -------------           -------------
         Total other operating income                               4,081                   2,958
                                                            -------------           -------------

Other operating expenses
     Salaries and employee benefits                                 3,735                   2,944
     Occupancy expenses                                               775                     601
     Goodwill amortization                                             47                      69
     Other expenses                                                 1,163                   1,012
                                                            -------------           -------------
         Total other operating expenses                             5,720                   4,626
                                                            -------------           -------------

Income before income taxes                                          2,510                   1,999
Income tax expense                                                    700                     502
                                                            -------------           -------------
Net income                                                  $       1,810           $       1,497
                                                            =============           =============

Per share data
    Net income - basic                                      $         .51           $          42
    Net income - assuming dilution                          $         .50           $          42
    Cash dividends paid and declared                        $         .15           $          14
    Weighted average number of shares - basic                   3,529,267               3,569,121
    Weighted average number of shares - assuming dilution       3,595,822               3,595,882


The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                             Accumulated
                                            Additional                                          Other
                                 Common       Paid-In      Comprehensive      Retained      Comprehensive
                                  Stock       Capital         Income          Earnings         Income         Total
                                  -----       -------         ------          --------         ------         -----
   Balance January 1, 2001      $  3,571   $      20                         $  35,523       $   (333)      $  38,781

   Comprehensive income
     Net income                                             $   1,497            1,497                          1,497
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment/1/                                          1,379                           1,379           1,379
                                                            ---------

   Comprehensive income                                     $   2,876
                                                            =========

   Stock options exercised             8          66                                --            --               74

   Repurchase of
     common stock                    (22)        (86)                             (229)           --             (337)

   Cash dividends                     --          --                              (499)           --             (499)
                               ---------   ---------                         ---------      ---------       ---------

   Balance March 31, 2001      $   3,557   $      --                         $  36,292      $   1,046       $  40,895
                               =========   =========                         =========      =========       =========

____________________________

/1/There were no reclassification adjustments for the three months ended March 31, 2001.

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                                             Accumulated
                                            Additional                                          Other
                                 Common       Paid-In      Comprehensive      Retained      Comprehensive
                                  Stock       Capital         Income          Earnings         Income         Total
                                  -----       -------         ------          --------         ------         -----
   Balance January 1, 2002      $  3,526     $    47                         $  40,622           $548       $  44,743

   Comprehensive income
     Net income                                             $   1,810            1,810                          1,810
     Other comprehensive
       income, net of tax
         Unrealized gain on
         securities, net of
         reclassification
         adjustment
         (See disclosure below)                                    58                              58              58
                                                            ---------

   Comprehensive income                                     $   1,868
                                                            =========

   Stock options exercised             5          69                                --             --              74

   Cash dividends                     --          --                              (530)            --            (530)
                                --------     -------                         ---------       --------       ---------

   Balance March 31, 2002       $  3,531     $   116                         $  41,902       $    606       $  46,155
                                ========     =======                         =========       ========       =========

____________________________

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period                $  68
Less: reclassification adjustment for gains
     included in net income                                         (10)
                                                                  -----
Net unrealized gains on securities                                $  58
                                                                  =====

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                      2002          2001
                                                                      ----          ----
Cash flows from operating activities:
     Net income                                                 $    1,810    $    1,497
     Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
         Depreciation                                                  412           307
         Amortization of goodwill                                       47            69
         Provision for loan losses                                      75           100
         Accretion of discounts and amortization of
              premiums on investment securities, net                    (3)          (23)
         Net realized gain on securities                               (15)           --
         Proceeds from sale of loans                               156,961        84,506
         Origination of loans held for sale                       (138,635)     (107,095)
         Change in other assets and liabilities:
           Accrued interest receivable                                 182            (2)
           Other assets                                                (14)            3
           Accrued interest payable                                     17           118
           Other liabilities                                         1,328         3,738
                                                                ----------    ----------
         Net cash provided by (used in) operating activities        22,165       (16,782)
                                                                ----------    ----------

Cash flows from investing activities:
     Proceeds from maturities and calls of
         securities available for sale                               1,715         3,955
     Purchase of securities available for sale                      (6,232)          (87)
     Net (increase) decrease in customer loans                       5,211       (13,196)
     Purchase of corporate premises and equipment                     (426)       (1,999)
     Sale of corporate premises and equipment                           16            --
     Purchase of Federal Home Loan Bank Stock                          (95)           --
                                                                ----------    ----------

         Net cash provided by (used in) investing activities           189       (11,327)
                                                                ----------    ----------

Cash flows from financing activities:
     Net increase in demand, interest bearing
         interest-bearing demand and savings deposits               24,466         9,886
     Net increase in time deposits                                   5,213        10,474
     Net increase (decrease) in other borrowings                   (16,874)        3,386
     Repurchase of common stock                                         --          (337)
     Proceeds from exercise of stock options                            74            74
     Cash dividends                                                   (530)         (499)
                                                                ----------    ----------
         Net cash provided by financing activities                  12,349        22,984
                                                                ----------    ----------

Net increase (decrease) in cash and cash equivalents                34,703        (5,125)
Cash and cash equivalents at beginning of period                    11,057        14,838
                                                                ----------    ----------
Cash and cash equivalents at end of period                      $   45,760    $    9,713
                                                                ==========    ==========

Supplemental disclosure
     Interest paid                                              $    2,311    $    3,030
     Income taxes paid                                          $       --    $       --


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles in the United States of America. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in C&F Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

     The consolidated financial statements include the accounts of C&F Financial Corporation ("the Company") and its subsidiary, Citizens and Farmers Bank ("the Bank"), with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

     Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,595,822 and 3,595,882 for the three months ended March 31, 2002 and 2001, respectively.

Note 3

     During the first quarter of 2001, the Company repurchased 22,000 shares of its common stock in the open market at prices between $14.88 and $15.50 per share. During the first quarter of 2002, the Company did not repurchase any shares of its common stock.

Note 4

     The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. The Company also has an investment company, an insurance company and a title company subsidiary which derive revenues from brokerage, insurance and title insurance services. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended March 31, 2002 and 2001.

==================================================================================================================
                                                        Period Ended March 31, 2002
                                          Retail        Mortgage
                                          Banking        Banking       Other      Eliminations       Consolidated
------------------------------------------------------------------------------------------------------------------
Revenues:
Interest income                       $     6,035    $        758    $    --       $      (241)         $    6,552
Gain on sale of loans                          --           2,594         --                --               2,594
Other                                         588             653        246                --               1,487
------------------------------------------------------------------------------------------------------------------
Total operating income                      6,623           4,005        246              (241)             10,633
------------------------------------------------------------------------------------------------------------------
Expenses:
Interest expense                            2,328             241         --              (241)              2,328
Salaries and employee benefits              1,724           1,909        102                --               3,735
Other                                       1,308             708         44                --               2,060
------------------------------------------------------------------------------------------------------------------
Total operating expenses                    5,360           2,858        146              (241)              8,123
------------------------------------------------------------------------------------------------------------------
Income before income taxes                  1,263           1,147        100                --               2,510
------------------------------------------------------------------------------------------------------------------
Total assets                              403,667          55,594         32           (39,655)            419,638
Capital expenditures                  $       296    $        130    $    --       $        --          $      426
------------------------------------------------------------------------------------------------------------------


                                                        Period Ended March 31, 2001
                                          Retail        Mortgage
                                          Banking        Banking       Other      Eliminations       Consolidated
------------------------------------------------------------------------------------------------------------------
Revenues:
Interest income                       $     6,809    $        407    $    --       $      (301)         $    6,915
Gain on sale of loans                          --           1,696         --                --               1,696
Other                                         530             515        217                --               1,262
------------------------------------------------------------------------------------------------------------------
Total operating income                      7,339           2,618        217              (301)              9,873
------------------------------------------------------------------------------------------------------------------
Expenses:
Interest expense                            3,148             301         --              (301)              3,148
Salaries and employee benefits              1,593           1,251        100                --               2,944
Other                                       1,117             632         33                --               1,782
------------------------------------------------------------------------------------------------------------------
Total operating expenses                    5,858           2,184        133              (301)              7,874
------------------------------------------------------------------------------------------------------------------
Income before income taxes                  1,481             434         84                --               1,999
------------------------------------------------------------------------------------------------------------------
Total assets                              365,947          43,499         21           (32,279)            377,188
Capital expenditures                  $     1,928    $         71    $    --       $        --          $    1,999
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

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

Critical Accounting Policies

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

     Impaired Loans: Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan's observable market price) or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan impaired when it is probable that the Company will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

     Valuation of Derivatives: The Company does not hold any derivative instruments in its securities portfolio.

Overview

     Net income for the three months ended March 31, 2002 was $1,810,000 compared to $1,497,000 for the same period of 2001. Earnings per diluted share were $.50 for the three months ended March 31, 2002 compared to $.42 per diluted share for the same period of 2001.

     Profitability, as measured by the Company's annualized return on average assets (ROA), increased to 1.81% for the three months ended March 31, 2002, up from 1.68% for the same period of 2001. Another key indicator of performance, the annualized return on average equity (ROE) for the three months ended March 31, 2002 was 15.77%, compared to 15.02% for the three months ended March 31, 2001. For the year ended December 31, 2001, the Company's peer group, as reported by the Federal Reserve, had an average ROE and ROA of 11.11% and 1.03%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended March 31, 2002 was $4.2 million, an increase of $457,000, or 12.2%, from $3.8 million for the three months ended March 31, 2001. The increase in net interest income is a result of an increase in the average balance of interest earning assets to $371.3 million for the three months ended March 31, 2002 compared to $333.2 million for the same period in 2001 and an increase in the net interest margin on a taxable equivalent basis to 4.96% for the three months ended March 31, 2002 from 4.88% for the same period in 2001.

     The increase in average earning assets is a result of the increase in the average balance of loans held in the Bank's portfolio and an increase in the average balance of loans held for sale by C&F Mortgage Corporation. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from a continuing emphasis on commercial and consumer lending. The increase in loans held for sale is a result of increased production at C&F Mortgage Corporation due to the lower interest rate environment during the first quarter of 2002 as compared to the first quarter of 2001. Loans closed at C&F Mortgage Corporation for the three months ended March 31, 2002 were $138,635,000 compared to $107,095,000 for the comparable period in 2001. Loans sold during the first quarter of 2002 were $156,961,000 compared to $84,506,000 for the first quarter of 2001.

     The increase in the Company's net interest margin on a taxable equivalent basis to 4.96% for the first three months of 2002 from 4.88% for the same period in 2001 was a result of a decrease in the cost of funds for the first quarter of 2002 to 3.10% from 4.57% the first quarter of 2001 offset by a decrease in the yield on interest earning assets to 7.50% for the first quarter of 2002 from 8.68% for the same period in 2001. The decrease in the yield on interest earning assets was a result of a decrease in the yield on loans held by the Bank resulting from the lower interest rate environment, an increase in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation and an increase in the average balance of lower yielding interest bearing deposits at other banks. Also, the yield on the Company's securities portfolio declined to 7.61% for the first quarter of 2002 compared to 7.72% for the same period in 2001 as a result of the maturities and calls of higher yielding securities. The decrease in the yield on loans held by the Bank is a result of the falling interest rate environment. The decrease in the cost of funds for the Company was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates. The increase in the average balance of interest bearing deposits at other banks was a result of an increase in liquidity caused by an increase in deposits that was greater than the increase in the loan and investment portfolios.

Non-Interest Income

     Non-interest income increased $1,123,000, or 38%, to $4,081,000 for the three months ended March 31, 2002 from $2,958,000 for the same period in 2001. The majority of this increase was a result of an $897,000 increase in the gain on sale of loans and other fees due to the increase in volume of loans originated and sold by C&F Mortgage Corporation.

Non-Interest Expense

     Non-interest expense increased $1,094,000, or 24%, to $5,720,000 for the three month period ended March 31, 2002 from $4,626,000 for the same period in 2001. This increase is mainly attributable to two additional branch offices at the Bank, the overall growth in the Company and an increase in salaries expense and other operating expenses at C&F Mortgage Corporation resulting from the increase in origination of loans due to the lower interest rate environment.

Income Taxes

     Applicable income taxes on earnings for the first three months of 2002 amounted to $700,000 resulting in an effective tax rate of 27.9% compared to $502,000, or 25.1%, for the same period in 2001. The increase in the effective tax rate for the quarter is a result of the decrease in non-taxable earnings, such as certain loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income. This decrease in non-taxable earnings as a percentage of total income is primarily a result of the increase in income at C&F Mortgage Corporation.

Asset Quality-Allowance /Provision For Loan Losses

     The Company had $75,000 in provision expense for the first three months of 2002 compared to $100,000 for the same period in 2001. Loans charged off amounted to $9,000 for the three months ended March 31, 2002 and $23,000 for the same period of 2001. Recoveries amounted to $8,000 and $2,000 for the three months ended March 31, 2002 and 2001, respectively. The allowance for loan losses was $3.8 million and $3.7 million at March 31, 2002 and December 31, 2001, respectively. The allowance approximates 1.54% and 1.47% of total loans outstanding at March 31, 2002 and December 31, 2001, respectively. Management feels that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

     Total non-performing assets, which consist of the Company's non-accrual loans and other real estate owned were $796,000 at March 31, 2002 compared to $1,026,000 at December 31, 2001.

FINANCIAL CONDITION

Summary

     At March 31, 2002, the Company had total assets of $419.6 million compared to $404.1 million at December 31, 2001.

Loan Portfolio

     At March 31, 2002 loans held for sale amounted to $50.9 million compared to $69.3 million at December 31, 2001. The decrease is a result of decreased originations at C&F Mortgage Corporation resulting from decreased originations in the first quarter of 2002 compared to the fourth quarter of 2001.

         The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

                                            March 31, 2002                      December 31, 2001
                                                            (Dollars in Thousands)
                                           Amount      Percent                  Amount      Percent
                                           ------      -------                  ------      -------
Real estate - mortgage              $      76,480         31%              $    81,924         33%
Real estate - construction                  8,346          3                     8,830          4
Commercial, financial and
   agricultural                           138,405         56                   137,374         55
Equity lines                               11,422          5                    11,284          4
Consumer                                   10,832          5                    11,342          4
                                    -------------        ----              -----------        ----
Total loans                               245,485        100%                  250,754        100%
                                                         ====                                 ====
Less unearned loan fees                      (901)                                (958)
Less allowance for possible
     loan losses                           (3,758)                              (3,684)
                                    -------------                          -----------
Total loans, net                    $     240,826                          $   246,112
                                    =============                          ===========

Investment Securities

         At March 31, 2002, total investment securities were $58,575,000 compared to $53,953,000 at December 31, 2001. Mortgage backed securities represent 12% of the total securities portfolio, obligations of state and political subdivisions were 79%, and preferred stocks were 9% at March 31, 2002. Mortgage backed securities represented 3.6% of the total securities portfolio, obligations of states and political subdivisions were 86.3%, and preferred stocks were 10.1% at December 31, 2001.

Deposits

         Deposits totaled $353.6 million at March 31, 2002 compared to $323.9 million at December 31, 2001. Non-interest bearing deposits totaled $50.2 million at March 31, 2002 compared to $38.5 million at December 31, 2001.

Liquidity

         At March 31, 2002, cash, securities classified as available for sale and interest-bearing deposits were 27.39% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

         Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the Federal Home Loan Bank.

Capital Resources

      The Company's Tier I capital ratio was 13.6% at March 31, 2002 compared to 13.3% at December 31, 2001. The total risk-based capital ratio was 14.7% at March 31, 2002 compared to 14.4% at December 31, 2001. These ratios are in excess of the mandated minimum requirements. The increase in the Tier I capital ratio and the total risked based capital ratio was a result of earnings for the first quarter of 2002 and a decrease in the Company's loan portfolio and in loans held for sale by C&F Mortgage Corporation.
     Shareholders' equity was $46.2 million at the end of the first quarter of 2002 compared to $44.7 million at December 31, 2001. The leverage ratio consists of Tier I capital divided by quarterly average assets. At March 31, 2002 the Company's leverage ratio was 11.1% compared to 10.8% at December 31, 2001. This exceeds the required minimum leverage ratio of 4%.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The statements contained in this report that are not historical facts may constitute "forward-looking statements" as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the company include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements, and readers are cautioned not to place undue reliance on such statements, which speak only as of their dates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 2001 Form 10 K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which property of the Company is subject.

ITEM 2.  CHANGES IN SECURITIES - Inapplicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Inapplicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     C&F Financial Corporation's Annual Shareholders Meeting was held on April 16, 2002.

(a) J. P. Causey Jr., Barry R. Chernack and William E. O'Connell Jr. were elected as Class III Directors to the Board of Directors until the 2005 Annual Meeting of Shareholders.

(b) Yount, Hyde & Barbour, P.C. was appointed as independent auditors of the Company for 2002


ITEM 5.  OTHER INFORMATION

     On April 16, 2002 Thomas F. Cherry was appointed Secretary of the Company by the Board of Directors.

ITEM 6.  REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     On January 31, 2002 a report on Form 8-K was filed to announce the appointment of Barry R. Chernack to the Board of Directors.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            C&F FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)

Date  May 9, 2002                  /s/ Larry G. Dillon
      -----------                  ---------------------------------------------
                                   Larry G. Dillon, Chairman and President



Date  May 9, 2002                  /s/ Thomas F. Cherry
      -----------                  ---------------------------------------------
                                   Thomas F. Cherry, Chief Financial Officer