Form 10-Q
period 2002-06-30
C & F FINANCIAL CORP
filed 2002-08-09
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________to_____________

000-23423
Commission file number

C&F Financial Corporation

(Exact name of small business issuer as specified in its charter)

Virginia	54-1680165

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
Eighth and Main Streets	West Point VA	23181

(Address of principal executive offices)		(Zip Code)

(804) 843-2360

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,539,793 as of August 6, 2002.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share amounts)

ASSETS	June 30, 2002	December 31, 2001

	(Unaudited)
Cash and due from banks	$9,859	$10,127
Interest -bearing deposits in other banks	22,006	930

Total cash and cash equivalents	31,865	11,057
Securities -available for sale at fair value, amortized cost of $60,779 and $53,123, respectively	62,865	53,953
Loans held for sale, net	47,657	69,263
Loans, net	247,611	246,112
Federal Home Loan Bank stock	1,690	1,595
Corporate premises and equipment, net of accumulated depreciation	14,382	14,639
Accrued interest receivable	2,023	2,134
Other assets	5,255	5,323

Total assets	$413,348	$404,076

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest-bearing demand deposits	$47,578	$38,489
Savings and interest-bearing demand deposits	143,593	131,509

Time deposits	155,183	153,914
Total deposits	346,354	323,912
Borrowings	11,927	27,204
Accrued interest payable	673	811
Other liabilities	5,585	7,406

Total liabilities	364,539	359,333

Commitments and contingent liabilities
Shareholders' equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000
shares authorized, 3,539,793 and 3,526,126
shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively)	3,540	3,526
Additional paid-in capital	213	47
Retained earnings	43,679	40,622
Accumulated other comprehensive income net of tax of $709 and $282, respectively	1,377	548

Total shareholders' equity	48,809	44,743

Total liabilities and shareholders' equity	$413,348	$404,076

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended

	June 30,		June 30,

Interest Income	2002	2001	2002	2001

Interest and fees on loans	$5,451	$6,333	$11,220	$12,262
Interest on other investments and fed funds	148	12	217	30
Interest on investment securities
U.S. treasury securities	—	10	—	30
U.S. government agencies and corporations	—	149	—	365
Tax-exempt obligations of states and political subdivisions	607	600	1,185	1,219
Corporate bonds and other	199	118	335	232

Total interest income	6,405	7,222	12,957	14,138
Interest expense
Savings and interest-bearing deposits	516	713	1,126	1,514
Certificates of deposit, $100 or more	304	453	667	901
Other time deposits	1,155	1,757	2,405	3,447
Short-term borrowings and other	84	275	189	485

Total interest expense	2,059	3,198	4,387	6,347
Net interest income	4,346	4,024	8,570	7,791
Provision for loan losses	125	100	200	200

Net interest income after provision for loan losses	4,221	3,924	8,370	7,591
Other operating income
Gain on sale of loans	3,045	2,424	5,639	4,119
Service charges on deposit accounts	471	364	884	742
Other service charges and fees	820	849	1,551	1,460
Gain on maturities and calls of available for sale securities	20	—	35	—
Other income	625	245	953	519

Total other operating income	4,981	3,882	9,062	6,840
Other operating expenses
Salaries and employee benefits	3,921	3,192	7,656	6,136
Occupancy expenses	796	679	1,571	1,281
Goodwill amortization	47	69	94	137
Other expenses	1,305	1,256	2,468	2,268

Total other operating expenses	6,069	5,196	11,789	9,822
Income before income taxes	3,133	2,610	5,643	4,609
Income tax expense	826	744	1,526	1,246

Net income	$2,307	$1,866	$4,117	$3,363

Per share data
Net income - basic	$.65	$.52	$1.17	$.94
Net income - assuming dilution	.64	$.52	1.14	$.94
Cash dividends paid and declared	.15	$.14	.30	$.28
Weighted average number of shares - basic	3,534,200	3,556,639	3,531,734	3,562,880
Weighted average number of shares - assuming dilution	3,626,289	3,589,145	3,611,056	3,592,513

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Capital	Income	Earnings	Income (Loss)	Total

Balance January 1, 2001	$3,571	$20		$35,523	$(333)	38,781

Comprehensive income
Net income	—	—	$3,363	3,363	—	3,363
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification
adjustment1	—	—	1,185	—	1,185	1,185

Comprehensive income			$4,548

Stock options exercised	8	66		—	—	74
Repurchase of common stock	(22)	(86)		(229)	—	(337)
Cash dividends	—	—		(997)	—	(997)

Balance June 30, 2001	$3,557	$--		$37,660	$852	$42,069

There were no reclassification adjustments for the six months ended June 30, 2001.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Capital	Income	Earnings	Income	Total

Balance January 1, 2002	$3,526	$47	$40,622	$548	$44,743

Comprehensive income
Net income	—	—	$4,117	4,117	—	4,117
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification
adjustment (See disclosure below)	—	—	829	—	829	829

Comprehensive income			$4,946

Stock options exercised	14	166		—	—	180

Cash dividends	—	—		(1,060)	—	(1,060)

Balance June 30, 2002	$3,540	$213		$43,679

					$1,377	$48,809

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period	$852
Less: reclassification adjustment for gains included in net income	(23)

Net unrealized gains on securities	$829

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$4,117	$3,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Depreciation	815	648
Amortization of goodwill	94	137
Provision for loan losses	200	200
Accretion of discounts and amortization of premiums on investment securities, net	16	(33)
Net realized gain on securities	(35)
Proceeds from sale of loans	314,299	236,005
Origination of loans held for sale	(292,693)	(273,237)
Change in other assets and liabilities: Accrued interest receivable	111	(14)
Other assets	(454)	(1,467)
Accrued interest payable	(138)	25
Other liabilities	(1,821)	3,716

Net cash provided by (used in) operating activities	24,511	(30,657)

Cash flows from investing activities:
Proceeds from maturities, and calls of securities available for sale	2,562	10,908
Purchase of securities available for sale	(10,198)	(691)
Net increase in customer loans	(1,699)	(20,635)
Purchase of corporate premises and equipment	(574)	(3,375)
Sale of corporate premises and equipment	16	—
Purchase of Federal Home Loan Bank Stock	(95)	—

Net cash used in investing activities	(9,988)	(13,793)

Cash flows from financing activities:
Net increase in demand, interest-bearing demand and savings deposits	21,173	12,346
Net increase in time deposits	1,269	16,771
Net increase (decrease) in other borrowings	(15,277)	13,022
Proceeds from exercise of stock options	180	74
Repurchase of common stock	—	(337)
Cash dividends	(1,060)	(997)

Net cash provided by financing activities	6,285	40,879

Net increase (decrease) in cash and cash equivalents	20,808	(3,571)
Cash and cash equivalents at beginning of period	11,057	14,838

Cash and cash equivalents at end of period	$31,865	$11,267

Supplemental disclosure
Interest paid	$4,525	$6,322
Income taxes paid	$1,727	$939

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles in the United States of America. In the opinion of C&F Financial Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Annual Report on Form 10-K for the year ended December 31, 2001.

        The consolidated financial statements include the accounts of C&F Financial Corporation ("the Company") and its subsidiary, Citizens and Farmers Bank ("the Bank") with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

        Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Weighted average number of shares of common stock and common stock equivalents was 3,626,289 and 3,589,145 for the three months ended June 30, 2002 and 2001, respectively, and 3,611,056 and 3,592,513 for the six months ended June 30, 2002 and 2001, respectively.

Note 3

        During the first six months of 2001, the Company repurchased 22,000 shares of its common stock in the open market at prices between $14.88 and $15.50 per share. During the first six months of 2002 the Company did not repurchase any shares of its common stock.

Note 4

        The Company operates in a decentralized fashion in two principal business activities, retail banking and mortgage banking. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist mainly of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. The Company also has an investment company and a title company subsidiary which derive revenues from brokerage and title insurance services, respectively. The results of these subsidiaries are not significant to the Company as a whole and have been included in "Other." The following table presents segment information for the periods ended June 30, 2002 and 2001.

	Three Months Ended June 30, 2002
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated

Revenues:
Interest income	$5,992	$570	$—	$(157)	$6,405
Gain on sale of loans	—	3,045	—	—	3,045
Other	989	657	290	—	1,936

Total operating income	6,981	4,272	290	(157)	11,386

Expenses:
Interest expense	2,059	157	—	(157)	2,059
Salaries and employee benefits	1,762	2,050	109	—	3,921
Other	1,494	733	46	—	2,273

Total operating expenses	5,315	2,940	155	(157)	8,253

Income before income taxes	1,666	1,332	135	—	3,133

Total assets	399,048	52,683	33	(38,416)	413,348
Capital expenditures	$145	$4	$—	$—	$149

	Three Months Ended June 30, 2001
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated

Revenues:
Interest income	$6,949	$750	$—	$(477)	$7,222
Gain on sale of loans	—	2,424	—	—	2,424
Other	548	690	220	—	1,458

Total operating income	7,497	3,864	220	(477)	11,104

Expenses:
Interest expense	3,198	477	—	(477)	3,198
Salaries and employee benefits	1,557	1,546	89	—	3,192
Other	1,310	751	43	—	2,104

Total operating expenses	6,065	2,774	132	(477)	8,494

Income before income taxes	1,432	1,090	88	—	2,610

Total assets	384,319	59,044	38	(46,760)	396,641
Capital expenditures	$1,329	$49	$—	$—	$1,378

	Six Months Ended June 30, 2002
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated

Revenues:
Interest income	$12,027	$1,329	$—	$(399)	$12,957
Gain on sale of loans	—	5,639	—	—	5,639
Other	1,577	1,310	536	—	3,423

Total operating income	13,604	8,278	536	(399)	22,019

Expenses:
Interest expense	4,387	399	—	(399)	4,387
Salaries and employee benefits	3,486	3,959	211	—	7,656
Other	2,803	1,440	90	—	4,333

Total operating expenses	10,676	5,798	301	(399)	16,376

Income before income taxes	2,928	2,480	235	—	5,643

Total assets	399,048	52,683	33	(38,416)	413,348
Capital expenditures	$441	$133	$—	$—	$574

	Six Months Ended June 30, 2001
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated

Revenues:
Interest income	$13,758	$1,159	$—	$(779)	$14,138
Gain on sale of loans	—	4,119	—	—	4,119
Other	1,078	1,205	438	—	2,721

Total operating income	14,836	6,483	438	(779)	20,978

Expenses:
Interest expense	6,347	779	—	(779)	6,347
Salaries and employee benefits	3,150	2,796	190	—	6,136
Other	2,427	1,383	76	—	3,886

Total operating expenses	11,924	4,958	266	(779)	16,369

Income before income taxes	2,912	1,525	172	—	4,609

Total assets	384,319	59,044	38	(46,760)	396,641
Capital expenditures	$3,255	$120	$—	$—	$3,375

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

        Valuation of Derivatives: The Company does not hold any derivative instruments in its securities portfolio nor has it entered into any derivative hedging transactions.

Overview

        Net income increased 23.6% to $2,307,000 for the three months ended June 30, 2002 compared to $1,866,000 for the same period of 2001. Earnings per diluted share were $.64 for the three month period, up 23.1% from $.52 per diluted share for the three months ended June 30, 2001. Net income for the first six months ended June 30, 2002 increased 22.4% to $4,117,000 compared to $3,363,000 for the same period of 2001. Earnings per diluted share increased 21.3% to $1.14 per diluted share for the six months ended June 30, 2002 compared to $.94 per diluted share for the same period in 2001. Included in net income for both the quarter and six months ended June 30, 2002 was a non-recurring insurance benefit of $277,000. Excluding this insurance benefit, net income increased 8.8% and earnings per diluted share increased 7.7% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and net income increased 14.2% and earnings per diluted share increased 12.8% for the six months ended June 30, 2002 compared to the same period of 2001.

        The increase in net income for the quarter and the six months ended June 30, 2002 continues to be the result of an increase in income at C&F Mortgage Corporation. This increase is the result of the decrease in interest rates that started in January 2001 and continued strong home sales. From January 2001 through December 2001 the prime interest rate charged by banks decreased from 9.50% to 4.75%. The prime rate has remained steady at 4.75% through June 2002. While interest rates on mortgage loans are not directly tied to the prime rate, mortgage interest rates have generally followed the decline in the prime interest rate. The lower interest rates and strong home sales have resulted in strong demand for both mortgage loans to refinance existing loans as well as mortgage loans for new and resale home purchases. Income at C&F Mortgage Corporation is generally correlated to changes in interest rates and new and resale home purchases. A decrease in interest rates usually results in an increase in loan volume. For the first six months of 2002, the amount of loan originations at C&F Mortgage resulting from refinancing was $94,000,000 compared to $93,000,000 for the first six months of 2001. Loans for new and resale home purchases for these two time periods were $199,000,000 and $180,000,000, respectively. For the three months ended June 30, 2002, the amount of refinancing and new and resale home loans were $39,000,000 and $116,000,000, respectively, compared to $51,000,000 and $115,000,000, respectively for the three months ended June 30, 2001. While loan originations were down for the second quarter, loans sold during the second quarter of 2002 increased to $157,812,000 from $151,499,000 for the second quarter of 2001. Loans sold are a function of loans originated during the current quarter and the previous quarter. Loans originated in the first quarter of 2002 exceeded originations for the first quarter of 2001. C&F Mortgage Corporation would expect that future loan volume will be affected by changes in interest rates and demand for new and resale home sales.

        Performance as measured by the Company's annualized return on average assets (ROA), excluding the non-recurring insurance benefit, was 1.98% for the three months ended June 30, 2002 compared to 1.95% for the same period of 2001. For the first six months of 2002 ROA, excluding the non-recurring insurance benefit, was 1.90% compared to 1.82% for the first six months of 2001. Another key indicator of performance, the annualized return on average equity (ROE), excluding the non-recurring insurance benefit, for the three months ended June 30, 2002 was 17.10% compared to 18.03% for the three months ended June 30, 2001. For the first six months of 2002 ROE, excluding the non-recurring insurance benefit, was 16.44% compared to 16.55% for the first six months of 2001

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income for the three months ended June 30, 2002 was $4.3 million, an increase of $322,000, or 8.0% from $4.0 million for the three months ended June 30, 2001. The increase in net interest income is a result of an increase in the average balance of interest earning assets and an increase in the net interest margin on a taxable equivalent basis (this converts interest income on loans and investments for which no taxes are paid to the equivalent yield if taxes were paid) to 4.93% for the quarter ended June 30, 2002 from 4.85% for the same quarter in 2001.

        The average balance of interest earning assets increased $22.5 million to $380.9 million for the three months ended June 30, 2002 from $358.5 million for the three months ended June 30, 2001. The increase in average earning assets is a result of a large increase in the average balance of interest bearing deposits at other banks (primarily at the Federal Home Loan Bank) offset by a decrease in the average balance of loans held for sale by C&F Mortgage Corporation. The large increase in the average balance of interest bearing deposits at other banks was a result of an increase in liquidity caused by an increase in deposits, as investors moved funds from stocks and mutual funds to banks, that was greater than the increase in the loan portfolio. While the Company continues to deploy funds into higher yielding loans and investments, the increase in deposits have outpaced the demand for loans and the flow of quality investment securities.

        The decrease in average balance of loans held for sale is a result of a decrease in originations at C&F Mortgage Corporation of mortgages resulting from refinancing due to the stability of the interest rate environment since the beginning of 2002. Loans closed at C&F Mortgage Corporation for the three months ended June 30, 2002 were $155,104,000 compared to $166,096,000 for the comparable period in 2001. Loans sold during the second quarter of 2002 were $157,812,000 compared to $151,499,000 for the second quarter of 2001.

        The increase in the Company's net interest margin on a taxable equivalent basis was a result of a decrease in the cost of funds for the second quarter of 2002 to 2.66% from 4.37% for the second quarter of 2001 offset by a decrease in the yield on interest earning assets to 7.09% for the second quarter of 2002 from 8.44% for the same period in 2001. The decrease in the yield on interest earning assets was a result of a decrease in the yield on loans held by the Bank resulting from the lower interest rate environment, an increase in the average balance of lower yielding interest bearing deposits at other banks offset by a decrease in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation. Also, the yield on the Company's securities portfolio declined to 7.50% for the second quarter of 2002 compared to 7.86% for the same period in 2001 as a result of the maturities and calls of higher yielding securities. The decrease in the cost of funds for the Company was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates.

        Net interest income for the six months ended June 30, 2002 was $8.6 million, an increase of $779,000, or 9.9%, from $7.8 million for the six months ended June 30, 2001. The increase in net interest income is a result of an increase in the average balance of interest earning assets and an increase in the net interest margin on a taxable equivalent basis to 4.95% for the six months ended June 30, 2002 from 4.86% for the first six months of 2001.

        The average balance of interest earning assets increased $30.3 million to $376.2 million for the first six months of 2002 from $345.9 million for the first six months of 2001. The increase in average earning assets is a result of a slight increase in the average balance of the Bank's loan portfolio and in the average balance of loans held for sale by C&F Mortgage Corporation, a large increase in the average balance of lower yielding interest bearing deposits at other banks, offset by a decrease in the Bank's securities portfolio. The increase in the Bank's loan portfolio is a result of increased loan demand resulting from a continuing emphasis on commercial and consumer lending. The decrease in the average balance of the securities portfolio was the result of maturities and calls due to the decline in interest rates during 2001. The large increase in the average balance of interest bearing deposits at other banks was a result of an increase in liquidity caused by an increase in deposits, as investors moved funds from stocks and mutual funds to banks, that was greater than the increase in the loan portfolio.

        The increase in the average balance of loans held for sale is a result of increased production at C&F Mortgage Corporation due to the lower interest rate environment during the first half of 2002 as compared to the first half of 2001. Loans closed at C&F Mortgage Corporation for the six months ended June 30, 2002 were $292,693,000 compared to $273,237,000 for the comparable period in 2001. Loans sold during the first half of 2002 were $314,299,000 compared to $236,005,000 for the first half of 2001.

        The increase in the Company's net interest margin on a taxable equivalent basis was a result of a decrease in the cost of funds for the first six months of 2002 to 2.88% from 4.47% for the same period in 2001 offset by a decrease in the yield on interest earning assets to 7.30% for the first six months of 2002 from 8.55% for the same period in 2001. The decrease in the yield on interest earning assets was a result of a decrease in the yield on loans held by the Bank resulting from the lower interest rate environment, an increase in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation and an increase in the average balance of lower yielding interest bearing deposits at other banks. Also, the yield on the Company's securities portfolio declined to 7.55% for the first six months of 2002 compared to 7.76% for the same period in 2001 as a result of the maturities and calls of higher yielding securities. The decrease in the cost of funds for the Company was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates.

Non-Interest Income

         Other operating income increased $1,099,000, or 28.3%, to $4,981,000 for the second quarter of 2002 from $3,882,000 for the second quarter of 2001. Other operating income increased $2,222,000, or 32.5%, to $9,062,000 for the first six months of 2002 from $6,840,000 for the first six months of 2001. The increase in other operating income is attributed to an increase in gain on sale of loans resulting from an increase in volume of loans sold by C&F Mortgage Corporation and to the receipt of a non-recurring insurance benefit by the Bank.

Non-Interest Expense

         Other operating expenses increased $873,000, or 16.8%, to $6,069,000 for the second quarter of 2002 from $5,196,000 for the second quarter of 2001. Other operating expenses increased $1,967,000, or 20.0%, to $11,789,000 for the first six months of 2002 from $9,822,000 for the first six months of 2001. This increase is mainly attributable to the opening of two additional branch offices at the Bank during the fourth quarter of 2001, the overall growth in the Company and an increase in salaries and employee benefits expense and other operating expenses at C&F Mortgage Corporation resulting from the increase in the origination of loans due to the lower interest rate environment and strong new and resale home purchases.

Income Taxes

        Income tax expense for the three months ended June 30, 2002 amounted to $826,000, resulting in an effective tax rate of 26.4% compared to $744,000, or 28.5%, for the three months ended June 30, 2001. Income tax expense for the six months ended June 30, 2002 amounted to $1,526,000, resulting in an effective tax rate of 27.0% compared to $1,246,000, or 27.0%, for the six months ended June 30, 2001. The decrease in the effective tax rate for the quarter is a result of the non-recurring insurance benefit which is not subject to income taxes. The effective tax rate for the first six months of 2002 did not change when compared to the same period in 2001. The increase in earnings subject to taxes, because of the increase in income at C&F Mortgage, as a percentage of total income was offset by the non-recurring insurance benefit subject to no taxes.

Asset Quality-Allowance /Provision For Loan Losses

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

        The Company provided $200,000 in loan loss expense for the first six months of 2002 and 2001. Loans charged off amounted to $56,000 for the six months ended June 30, 2002 and $72,000 for the same period in 2001. Recoveries amounted to $46,000 and $4,000 for the six months ended June 30, 2002 and 2001, respectively. Nonperforming assets, as shown in the following table under the section titled "Nonperforming Assets," increased to $1,679,000 at June 30, 2002 from $1,026,000 at December 31, 2001. The allowance for loan losses was $3.9 million at June 30, 2002 and $3.7 million at December 31, 2001. The allowance approximates 1.54% and 1.47% of total loans outstanding at June 30, 2002 and December 31, 2001, respectively. Over the past several years, the Corporation has substantially increased its portfolio of commercial, financial, and agricultural loans. While the Corporation continues to increase its commercial, financial and agricultural loan portfolio, the portfolio also continues to become ''more seasoned'' allowing management to better assess the risk associated with the portfolio. Management believes that the reserve is adequate to absorb any losses on existing loans, which may become uncollectible.

Nonperforming Assets

(Dollars in thousands)	June 30, 2002	December 31, 2001
Non-accrual loans	$1,679	$1,026
Real estate owned	—	—
Total non-performing assets	1,679	1,026
Principal and/or interest past due for 90 days or more	$672	$913
Non-performing loans to total loans	.67%	.41%
Allowance for loan losses to total loans	1.54	1.47
Allowance for loan losses to non-performing loans	230.7	359.06
Non-performing assets to total assets	.41%	.25%

        Loans are generally placed on non-accrual status when the collection of principal or interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than ninety days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans which are carried on non-accrual status, interest is recognized on the cash basis. Management believes that the collateral and current reserves are adequate to cover any potential losses associated with nonperforming assets.

FINANCIAL CONDITION

        At June 30, 2002, the Company had total assets of $413.3 million compared to $404.1 million at December 31, 2001.

Loan Portfolio

        At June 30, 2002, loans held for sale amounted to $47.7 million compared to $69.3 million held at December 31, 2001. This balance fluctuates based on originations and loan sales at C&F Mortgage Corporation. While the volume at C&F Mortgage remains strong, timing of originations and subsequent sales of loans can result in fluctuations of the balance in loans held for sale.

        The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated:

	June 30, 2002		December 31, 2001
	(Dollars in Thousands)
	Amount	Percent	Amount	Percent

Real estate - mortgage	$78,592	31%	$81,924	32%
Real estate - construction	9,274	4	8,830	4
Commercial, financial and agricultural	140,821	56	137,374	55
Equity lines	11,703	4	11,284	4
Consumer	12,014	5	11,342	5

Total loans	252,404	100%	250,754	100%

Less unearned loan fees	(919)		(958)
Less allowance for possible loan losses	(3,874)		(3,684)

Total loans, net	$247,611		$246,112

Investment Securities

        At June 30, 2002, total investment securities were $62,865,000 compared to $53,953,000 for December 31, 2001. Mortgage backed securities represent 11.2% of the total securities portfolio, obligations of state and political subdivisions were 79.2%, and preferred stocks were 9.6% at June 30, 2002. Mortgage backed securities represented 3.6% of the total securities portfolio, obligations of states and political subdivisions were 86.3%, and preferred stocks were 10.1% at December 31, 2001.

Deposits

        Deposits totaled $346.4 million at June 30, 2002 compared to $323.9 at December 31, 2001. Non-interest bearing deposits totaled $47.6 million at June 30, 2002 compared to $38.5 million at December 31, 2001. The increase in deposits is a result of an increase in deposits at branches that were opened in the last quarter of 2001 and the result of investors moving funds from stocks and mutual funds to banks.

Other Borrowings

        Short-term borrowings consist of securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all real estate mortgage loans secured by one-to-four family residential properties. The balance outstanding under advances from the FHLB totaled $5,000,000 as of June 30, 2002.

Liquidity

        At June 30, 2002, cash, securities classified as available for sale and interest-bearing deposits were 24.8% of total earning assets. Asset liquidity is also provided by managing the investment maturities.

        Additional sources of liquidity available to the Company include its subsidiary bank's capacity to borrow additional funds through an established federal funds line of $10,000,000 with a regional correspondent bank that had no outstanding balance as of June 30, 2002 and through an established line with the Federal Home Loan Bank that had $5,000,000 outstanding under a total line of $121,000,000.

Capital Resources

The Company's and the Bank's actual capital amounts and ratios are presented in the table

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2002:
Total Capital (to Risk-Weighted Assets)
Company	$50,393	15.2%	$26,611	8.0%	N/A	N/A
Bank	42,194	13.0	25,957	8.0	$32,446	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	46,519	14.0	13,305	4.0	N/A	N/A
Bank	38,350	11.8	12,978	4.0	19,468	6.0
Tier I Capital (to Average Assets)
Company	46,519	11.4	16,349	4.0	N/A	N/A
Bank	38,350	9.6	16,003	4.0	20,003	5.0

As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)
Company	$46,793	14.4%	$26,030	8.0%	N/A	N/A
Bank	38,999	12.3	25,376	8.0	$31,720	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	43,110	13.3	13,015	4.0	N/A	N/A
Bank	35,346	11.1	12,688	4.0	19,032	6.0
Tier I Capital (to Average Assets)
Company	43,110	10.8	16,027	4.0	N/A	N/A
Bank	35,346	9.0	15,716	4.0	19,645	5.0

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes from the quantitative and qualitative disclosures made in the December 31, 2001 Form 10K.

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

                    None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION

(Registrant)

Date	August 6, 2002	/s/ Larry G. Dillon

Larry G. Dillon, Chairman and President

Date	August 6, 2002	/s/ Thomas F. Cherry

Thomas F. Cherry, Chief Financial Officer and Chief Accounting Officer

(Certification of CEO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.)