Form 10-Q
period 2002-09-30
C & F FINANCIAL CORP
filed 2002-11-15
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number          000-23423

C&F Financial Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-1680165

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Eighth and Main Streets West Point, VA	23181

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number) (804) 843-2360

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

☒	Yes	☐	No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   3,641,793, $1.00 par value, as of November 13, 2002.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and due from banks	$10,614	$10,127
Interest -bearing deposits in other banks	5,833	930

Total cash and cash equivalents	16,447	11,057
Securities -available for sale at fair value, amortized cost of $59,624 and $53,123, respectively	62,743	53,953
Loans held for sale, net	75,794	69,263
Loans, net	322,974	246,112
Federal Home Loan Bank stock	1,690	1,595
Corporate premises and equipment, net of accumulated depreciation	14,218	14,639
Accrued interest receivable	2,045	2,134
Other assets	15,563	5,323

Total assets	$511,474	$404,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$53,824	$38,489
Savings and interest-bearing demand deposits	151,054	131,509
Time deposits	166,796	153,914

Total deposits	371,674	323,912
Borrowings	68,584	27,204
Accrued interest payable	726	811
Other liabilities	16,585	7,406

Total liabilities	457,569	359,333

Commitments and contingent liabilities
Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,641,793 and 3,526,126 shares issued and outstanding, respectively)	3,642	3,526
Additional paid-in capital	2,418	47
Retained earnings	45,786	40,622
Accumulated other comprehensive income net of tax of $1,060 and $282, respectively	2,059	548

Total shareholders’ equity	53,905	44,743

Total liabilities and shareholders’ equity	$511,474	$404,076

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands of dollars, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income
Interest and fees on loans	$6,755	$6,294	$17,976	$18,556
Interest on other market investments and fed funds	113	33	329	63
Interest on investment securities
U.S. treasury securities	—	—	—	30
U.S. government agencies and corporations	—	73	—	438
Tax-exempt obligations of states and political subdivisions	610	584	1,795	1,803
Corporate bonds and other	164	111	499	343

Total interest income	7,642	7,095	20,599	21,233
Interest expense
Savings and interest-bearing deposits	488	697	1,614	2,211
Certificates of deposit, $100,000 or more	302	442	969	1,343
Other time deposits	1,120	1,698	3,526	5,145
Borrowings and other	334	144	522	629

Total interest expense	2,244	2,981	6,631	9,328
Net interest income	5,398	4,114	13,968	11,905
Provision for loan losses	291	100	491	300

Net interest income after provision for loan losses	5,107	4,014	13,477	11,605
Other operating income
Gain on sale of loans	3,729	2,951	9,368	7,070
Service charges on deposit accounts	523	337	1,407	1,079
Other service charges and fees	1,055	817	2,606	2,277
Gain on maturities and calls of available for sale securities	34	6	69	6
Other income	371	325	1,324	844

Total other operating income	5,712	4,436	14,774	11,276
Other operating expenses
Salaries and employee benefits	4,679	3,499	12,335	9,635
Occupancy expenses	726	682	2,297	1,963
Goodwill amortization	47	69	141	206
Other expenses	1,435	1,210	3,902	3,478

Total other operating expenses	6,887	5,460	18,675	15,282
Income before income taxes	3,932	2,990	9,576	7,599
Income tax expense	1,242	900	2,769	2,146

Net income	$2,690	$2,090	$6,807	$5,453

Per Share Data
Net income – basic	$.75	$.59	$1.92	$1.53
Net income – assuming dilution	.74	$.58	1.88	$1.52
Cash dividends declared and paid	.16	$.15	.46	$.43
Weighted average number of shares – basic	3,575,576	3,541,136	3,546,348	3,555,632
Weighted average number of shares – assuming dilution	3,655,301	3,582,276	3,625,804	3,589,101

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2001	$3,571	$20		$35,523	$(333)	$38,781
Comprehensive income
Net income	—	—	$5,453	5,453	—	5,453
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment[1]	—	—	1,567	—	1,567	1,567

Comprehensive income			$7,020

Stock options exercised	12	101		—	—	113
Repurchase of common stock	(60)	(121)		(833)	—	(1,014)
Cash dividends	—	—		(1,527)	—	(1,527)

Balance September 30, 2001	$3,523	$—		$38,616	$1,234	$43,373

1Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period	$1,573
Less: reclassification adjustment for gains Included in net income	(6)

Net unrealized gains on securities	$1,567

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2002	$3,526	$47		$40,622	$548	$44,743
Comprehensive income
Net income	—	—	$6,807	6,807	—	6,807
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment	—	—	1,511	—	1,511	1,511

Comprehensive income			$8,318

Stock options exercised	16	182		—	—	198
Issuance of common stock in connection with acquisition	100	2,189		—	—	2,289
Cash dividends	—	—		(1,643)	—	(1,643)

Balance September 30, 2002	$3,642	$2,418		$45,786	$2,059	$53,905

1Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period	$1,557
Less: reclassification adjustment for gains Included in net income	(46)

Net unrealized gains on securities	$1,511

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands of dollars)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$6,807	$5,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,169	976
Amortization of goodwill	141	206
Provision for loan losses	491	300
Accretion of discounts and amortization of premiums on investment securities, net	53	(43)
Net realized gain on securities	(69)	(6)
Proceeds from sale of loans	496,798	396,162
Origination of loans held for sale	(503,329)	(428,904)
Change in other assets and liabilities:
Accrued interest receivable	90	288
Other assets	(253)	(519)
Accrued interest payable	(85)	85
Other liabilities	6,062	6,799

Net cash provided by (used in) operating activities	7,875	(19,203)

Cash flows from investing activities:
Proceeds from sales, maturities, and calls of securities available for sale	4,495	16,696
Purchase of securities available for sale	(10,979)	(1,997)
Net increase in customer loans	(11,724)	(15,107)
Purchase of corporate premises and equipment	(702)	(4,759)
Sale of corporate premises and equipment	16	—
Purchase of Federal Home Loan Bank stock	(95)	—
Acquisition of subsidiary	(10,499)	—

Net cash used in investing activities	(29,488)	(5,167)

Cash flows from financing activities:
Net increase in demand, interest bearing demand and savings deposits	34,880	15,256
Net increase in time deposits	12,881	22,026
Net decrease in other borrowings	(19,313)	(4,157)
Proceeds from exercise of stock options	198	113
Repurchase of common stock	—	(1,014)
Cash dividends	(1,643)	(1,527)

Net cash provided by financing activities	27,003	30,697

Net increase in cash and cash equivalents	5,390	6,327
Cash and cash equivalents at beginning of period	11,057	14,838

Cash and cash equivalents at end of period	$16,447	$21,165

Supplemental disclosure
Interest paid	$6,694	$9,243
Income taxes paid	$2,835	$1,812
Transactions related to the acquisition of subsidiary:
Issuance of common stock	$2,289
Issuance of Debt	8,000
Increase in assets and liabilities:
Loans	65,628
Other assets	63
Borrowings	52,693
Other liabilities	3,117

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles in the United States of America.  In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001 have been made.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
          These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2001.
          The consolidated financial statements include the accounts of C&F Financial Corporation (the “Company”) and its subsidiary, Citizens and Farmers Bank (the “Bank”) with all significant intercompany transactions and accounts being eliminated in consolidation.

Note 2

          Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods.  Weighted average number of shares of common stock and common stock equivalents outstanding was 3,655,301 and 3,582,276 for the three months ended September 30, 2002 and 2001, respectively, and 3,625,804 and 3,589,101 for the nine months ended September 30, 2002 and 2001, respectively.

Note 3

          During the first nine months of 2001 the Company repurchased 59,981 shares of its common stock in the open market at prices between $14.88 and $18.00 per share.  During the first nine months of 2002, the Company did not repurchase any shares of its common stock.

Note 4

          On September 1, 2002, the Company acquired Moore Loans Inc.  Moore Loans is a leading regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia and portions of eastern Tennessee.  Under the terms of the acquisition, the outstanding shares of Moore Loans’ common stock were purchased for $11,000,000 in cash, $3,000,000 in subordinated notes of the Bank, 100,000 shares of the Company’s common stock and up to an additional $3,000,000 in cash contingent on Moore Loans attaining certain financial goals within the next three years.  Also, the Company has guaranteed a stock price of $30 per share for shares still held by the sellers on the three-year anniversary date of the transaction. The transaction was accounted for using the purchase method of accounting.  The purchase price of $16.3 million was allocated to the assets acquired and liabilities assumed as follows:

Loans	$65,629
Other assets	3,851
Goodwill	7,119
Liabilities assumed	(60,310)

Total Purchase Price	$16,289

          The results of operations are included in the financial statements from the acquisition.

          The Company’s acquisition of Moore Loans is consistent with its strategy of diversifying revenue through different lines of business.  Moore Loans will operate as an autonomous subsidiary of the Bank and the existing management team and employees will remain in place.

          The following table presents pro forma combined results of operations of C&F Financial Corporation and Moore Loans as if the business combination had been completed as of the beginning of each respective period:

	For the Three Months Ended September 30,

(unaudited, in thousands, except per share amounts)	2002	2001

Net interest income	$6,797	$6,799
Net income	2,996	2,525
Earnings per share – assuming dilution	$0.81	$0.69

	For the Nine Months Ended September 30,

	2002	2001

Net interest income	$19,482	$16,361
Net income	8,381	6,296
Earnings per share – assuming dilution	$2.26	$1.71

Note 5

          The Company operates in a decentralized fashion in three principal business activities; retail banking, mortgage banking and consumer finance.  Revenues from retail banking operations consist primarily of interest earned on loans and investment securities.  Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income.  Revenues from consumer finance consist primarily of interest earned on automobile loans.  The Company also has investment and title company subsidiaries which derive revenues from brokerage and title insurance services, respectively.  The results of these other subsidiaries are not significant to the Company as a whole and have been included in “Other.”  The following table presents segment information for the periods ended September 30, 2002 and 2001.

Three Months Ended September 30, 2002

	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated

Revenues:
Interest income	$6,230	$692	$961	$—	$(241)	$7,642
Gain on sale of loans	—	3,729	—	—	—	3,729
Other	766	927	10	280	—	1,983

Total operating income	6,996	5,348	971	280	(241)	13,354

Expenses:
Interest expense	2,049	206	230	—	(241)	2,244
Salaries and employee benefits	1,822	2,633	123	101	—	4,679
Other	1,396	777	273	53	—	2,499

Total operating expenses	5,267	3,616	626	154	(241)	9,422

Income before income taxes	1,729	1,732	345	126	—	3,932

Total assets	451,679	80,213	76,378	30	(96,826)	511,474
Capital expenditures	$101	$27	$—	$—	$—	$128

Three Months Ended September 30, 2001

	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated

Revenues:
Interest income	$6,707	$798	$—	$—	$(410)	$7,095
Gain on sale of loans	—	2,951	—	—	—	2,951
Other	544	681	—	260	—	1,485

Total operating income	7,251	4,430	—	260	(410)	11,531

Expenses:
Interest expense	2,981	410	—	—	(410)	2,981
Salaries and employee benefits	1,554	1,850	—	95	—	3,499
Other	1,271	755	—	35	—	2,061

Total operating expenses	5,806	3,015	—	130	(410)	8,541

Income before income taxes	1,445	1,415	—	130	—	2,990

Total assets	375,960	54,857	—	45	(38,786)	392,076
Capital expenditures	$1,345	$40	$—	$—	$—	$1,385

Nine Months Ended September 30, 2002

	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated

Revenues:
Interest income	$18,257	$2,021	$961	$—	$(640)	$20,599
Gain on sale of loans	—	9,368	—	—	—	9,368
Other	2,344	2,236	10	816	—	5,406

Total operating income	20,601	13,625	971	816	(640)	35,373

Expenses:
Interest expense	6,437	604	230	—	(640)	6,631
Salaries and employee benefits	5,308	6,592	123	312	—	12,335
Other	4,198	2,217	273	143	—	6,831

Total operating expenses	15,943	9,413	626	455	(640)	25,797

Income before income taxes	4,658	4,212	345	361	—	9,576

Total assets	451,679	80,213	76,378	30	(96,826)	511,474
Capital expenditures	$542	$152	$—	$8	$—	$702

Nine Months Ended September 30, 2001

	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated

Revenues:
Interest income	$20,466	$1,956	$—	$—	$(1,189)	$21,233
Gain on sale of loans	—	7,070	—	—	—	7,070
Other	1,621	1,886	—	699	—	4,206

Total operating income	22,087	10,912	—	699	(1,189)	32,509

Expenses:
Interest expense	9,328	1,189	—	—	(1,189)	9,328
Salaries and employee benefits	4,704	4,647	—	284	—	9,635
Other	3,696	2,138	—	113	—	5,947

Total operating expenses	17,728	7,974	—	397	(1,189)	24,910

Income before income taxes	4,359	2,938	—	302	—	7,599

Total assets	375,960	54,857	—	45	(38,786)	392,076
Capital expenditures	$4,599	$160	$—	$—	$—	$4,759

          The retail banking segment provides the mortgage banking segment with the funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the daily FHLB advance rate plus 50 basis points.  The retail banking segment also provides the consumer finance segment with a portion of the funds needed to originate loans and charges the consumer finance segment interest at LIBOR plus 250 basis points.  These transactions are eliminated to reach consolidated totals.  Certain corporate overhead costs incurred by the retail banking segment are not allocated to the mortgage banking, consumer finance and other segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The following discussion supplements and provides information about the major components of the results of operations and financial condition, liquidity and capital resources of C&F Financial Corporation (the “Company”).  This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, and supplemental financial data.

Critical Accounting Policies

          Reserve for Loan Losses:  The reserve for loan losses is established through a provision for loan losses charged to expense.  The reserve represents an amount which, in management’s judgment, will be adequate to absorb any losses on existing loans which may become uncollectible.  Management’s judgment in determining the adequacy of the reserve is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses.  Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal is unlikely.  Actual future losses may differ from estimates as a result of unforeseen events.

          Impaired Loans:  Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan’s observable market price) or the fair value of the collateral if the loan is collateral dependent.  The Company considers a loan impaired when it is probable that the Company will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected.  A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

          Valuation of Derivatives:  The Company does not hold any derivative instruments in its securities portfolio nor has it entered into any derivative hedging transactions.

Overview

          Net income increased 28.7% to $2,690,000 for the three months ended September 30, 2002 compared to $2,090,000 for the same period of 2001. Earnings per diluted share were $.74 for the three month period, up 27.6% from $.58 per diluted share for the three months ended September 30, 2001.  Net income for the nine months ended September 30, 2002 increased 24.8% to $6,807,000 compared to $5,453,000 for the same period of 2001.  Earnings per diluted share increased 23.7% to $1.88 per diluted share for the nine months ended September 30, 2002 compared to $1.52 per diluted share for the same period in 2001.  Included in net income for the nine months ended September 30, 2002 was a non-recurring insurance benefit of $277,000.  Excluding this insurance benefit, net income increased 19.8% and earnings per diluted share increased 18.4% for the nine months ended September 30, 2002 compared to the same period of 2001.
          Performance as measured by the Company’s annualized return on average assets (ROA) was 2.41% for the three months ended September 30, 2002 compared to 2.17% for the same period of 2001.  For the first nine months of 2002 ROA, excluding the non-recurring insurance benefit, was 2.08% compared to 1.93% for the first nine months of 2001.  Including the insurance benefit, ROA was 2.17%.  Another key indicator of performance, the annualized return on average equity (ROE), was 21.06% for the three months ended September 30, 2002 compared to 19.53 for the three months ended September 30, 2001.

For the first nine months of 2002 ROE, excluding the non-recurring insurance benefit, was 18.07% compared to 17.54% for the first nine months of 2001.  Including the insurance benefit, ROE was 18.84%.
          The increase in net income for the quarter and the nine months ended September 30, 2002 is a result of an increase in income in all of the Company’s business segments.  A discussion of the significant segments follows:
          Retail Banking:  The increase in income in the retail banking segment for the third quarter of 2002 and the nine months ended September 30, 2002 is the result of an increase in net interest income resulting from both an increase in the average balance of earning assets and net interest margin and an increase in other non-interest income offset by an increase in other non-interest expense.  These individual items are more fully discussed in the section “Results of Operations.”
          Mortgage Banking:  The increase in income at C&F Mortgage Corporation is the result of the decrease in interest rates that started in January 2001 and continued strong home sales.  From January 2001 through December 2001 the prime interest rate charged by banks decreased from 9.50% to 4.75%.  The prime rate has remained steady at 4.75% through September 2002.  While interest rates on mortgage loans are not directly tied to the prime rate, mortgage interest rates have generally followed the decline in the prime interest rate.  The lower interest rates and strong home sales have resulted in strong demand for both mortgage loans to refinance existing loans as well as mortgage loans for new and resale home purchases.  Income at C&F Mortgage Corporation is generally correlated to changes in interest rates and new and resale home purchases.  A decrease in interest rates usually results in an increase in loan volume.  For the first nine months of 2002, the amount of loan originations at C&F Mortgage resulting from refinancing was $166,000,000 compared to $163,000,000 for the first nine months of 2001.  Loans for new and resale home purchases for these two time periods were $337,000,000 and $266,000,000, respectively.  For the three months ended September 30, 2002, the amount of refinancing and new and resale home loan originations were $74,000,000 and $70,000,000, respectively, compared to $137,000,000 and $86,000,000, respectively for the three months ended September 30, 2001.  C&F Mortgage Corporation would expect that future loan volume will be affected by changes in interest rates and demand for new and resale home sales.
          Consumer Finance:  As discussed in Note 4, on September 1, 2002 the Bank acquired Moore Loans, Inc.  The consolidated results of operations include the results of Moore Loans from the date of acquisition.  For the one month ended September 30, 2002 earnings after taxes approximated $214,000.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data

	Three Months Ended

	September 30, 2002		September 30, 2001

(dollars in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost

Securities	$61,623	7.29%	$56,385	7.80%
Loans	327,408	8.25%	297,963	8.45%
Fed funds sold / interest bearing deposits at other banks	25,288	1.79%	4,435	3.07%

Total earning assets	414,319	7.71%	358,783	8.28%

Time and savings deposits	305,659	2.50%	276,245	4.11%
Other borrowings	31,791	4.19%	16,574	4.08%

Total interest bearing liabilities	$337,450	2.66%	$292,819	4.11%

Net interest margin		5.55%		4.93%

          Net interest income for the three months ended September 30, 2002 was $5.4 million, an increase of $1,284,000, or 31.2%, from $4.1 million for the three months ended September 30, 2001.  The increase in net interest income is a result of an increase in the average balance of interest earning assets and an increase in the net interest margin on a taxable equivalent basis (this converts interest income on loans and investments for which no taxes are paid to the equivalent yield if taxes were paid) to 5.55% for the quarter ended September 30, 2002 from 4.93% for the same quarter in 2001.
          The average balance of interest earning assets increased $55.5 million to $414.3 million for the three months ended September 30, 2002 from $358.8 million for the three months ended September 30, 2001.  The increase in average earning assets is primarily a result of a $29.4 million increase in average loans, a $20.8 million increase in the average balance of interest bearing deposits at other banks (primarily at the Federal Home Loan Bank) and a $5.2 million increase in the average balance of securities.
          The increase in average loans is a result of an increase in loans at the Bank, loans held for sale at C&F Mortgage Corporation and the acquisition of Moore Loans on September 1, 2002.  The increase in the average balance of loans at the Bank is a result of overall growth.  The average balance of loans for Moore Loans for the quarter was approximately $22.3 million. The increase in the average balance of loans held for sale is a result of an increase in originations at C&F Mortgage Corporation. Loans closed at C&F Mortgage Corporation for the three months ended September 30, 2002 were $210,636,000 compared to $155,667,000 for the comparable period in 2001.  Loans sold during the third quarter of 2002 were $182,499,000 compared to $160,157,000 for the third quarter of 2001.
          The increase in the average balance of interest bearing deposits at other banks was a result of an increase in liquidity caused by an increase in deposits as investors moved funds from stocks and mutual funds to banks, which was greater than the increase in the loan portfolio.  While the Company continues to deploy funds into higher yielding loans and investments, the increase in deposits have outpaced the demand for loans and the availability of quality investment securities.  The increase in the average balance of securities was a result of management’s effort to deploy some of these excess funds.

          The increase in the Company’s net interest margin on a taxable equivalent basis was a result of a decrease in the cost of funds for the third quarter of 2002 to 2.66% from 4.11% for the third quarter of 2001 offset by a decrease in the yield on interest earning assets to 7.71% for the third quarter of 2002 from 8.28% for the same period in 2001.  The decrease in the yield on interest earning assets was a result of a decrease in the yield on loans held by the Bank resulting from the lower interest rate environment, an increase in the average balance of lower yielding interest bearing deposits at other banks and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation offset by an increase in yield on average loans at Moore Loans relative to the Bank and C&F Mortgage Corporation.  For the three months ended September 30, 2002, Moore Loans had an average balance of loans of $22.3 million with a yield of approximately 17.0%.  Also, the yield on the Company’s securities portfolio declined to 7.29% for the third quarter of 2002 compared to 7.80% for the same period in 2001 as a result of the maturities and calls of higher yielding securities.
          The decrease in the cost of funds for the Company was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates offset by higher cost funds related to Moore Loans.  Moore Loans has a line of credit with an unrelated third party, which bears interest at LIBOR plus 250 basis points.  In addition, as part of the acquisition of Moore Loans, the Bank borrowed $15 million from the FHLB at rates between 2.8% and 3.3% and $5 million from an unrelated third party, which bears interest at 6.0%.  Also as part of the purchase price of Moore Loans, the Bank issued $3 million in subordinated debt to the shareholders of Moore Loans, which bears interest at 8.0%.

Selected Average Balance Sheet Data

	Nine Months Ended

	September 30, 2002		September 30, 2001

(dollars in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost

Securities	$59,367	7.44%	$61,634	7.85%
Loans	303,472	7.90%	286,375	8.64%
Fed funds sold / interest bearing deposits at other banks	26,169	1.68%	2,241	3.84%

Total earning assets	389,008	7.41%	350,250	8.47%

Time and savings deposits	298,847	2.73%	268,560	4.32%
Other borrowings	18,512	3.76%	19,531	4.70%

Total interest bearing liabilities	$317,359	2.79%	$288,091	4.34%

Net interest margin		5.14%		4.90%

          Net interest income for the nine months ended September 30, 2002 was $14.0 million, an increase of $2.1 million, or 17.3%, from $11.9 million for the nine months ended September 30, 2001.  The increase in net interest income is a result of an increase in the average balance of interest earning assets and an increase in the net interest margin on a taxable equivalent basis to 5.14% for the nine months ended September 30, 2002 from 4.90% for the first nine months of 2001.
          The average balance of interest earning assets increased $38.7 million to $389.0 million for the first nine months of 2002 from $350.3 million for the first nine months of 2001.  The increase in average earning assets is primarily a result of a $17.1 million increase in average loans and a $23.9 million increase in the average balance of interest bearing deposits at other banks (primarily at the Federal Home Loan Bank) offset by a  $2.3 million decrease in the average balance of securities.

          The increase in average loans is a result of an increase in loans at the Bank, Moore Loans and loans held for sale at C&F Mortgage Corporation.  The increase in the average balance of loans at the Bank is a result of overall growth.  The increase in average loans at Moore Loans is a result of the acquisition on September 1, 2002. The average balance of loans for Moore Loans for the nine months ended was approximately $7.5 million. The increase in average balance of loans held for sale is a result of an increase in originations at C&F Mortgage Corporation. Loans closed at C&F Mortgage Corporation for the nine months ended September 30, 2002 were $503,329,000 compared to $428,904,000 for the comparable period in 2001.  Loans sold during the first nine months of 2002 were $496,798,000 compared to $396,162,000 for the first nine months of 2001.
          The increase in the average balance of interest bearing deposits at other banks was the result of an increase in liquidity caused by an increase in deposits as investors moved funds from stocks and mutual funds to banks, which was greater than the increase in the loan portfolio. The decrease in the average balance of the securities portfolio was the result of maturities and calls due to the decline in interest rates during 2001 and the unavailability of suitable securities in which to reinvest funds.
          The increase in the Company’s net interest margin on a taxable equivalent basis was the result of a decrease in the cost of funds for the first nine months of 2002 to 2.79% from 4.34% for the same period in 2001 offset by a decrease in the yield on interest earning assets to 7.41% for the first nine months of 2002 from 8.47% for the same period in 2001.   The decrease in the yield on interest earning assets was a result of a decrease in the yield on loans held by the Bank resulting from the lower interest rate environment, an increase in the average balance of lower yielding interest bearing deposits at other banks and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage Corporation offset, in part, by an increase in yield on average loans at Moore Loans relative to the Bank and C&F Mortgage Corporation.  For the nine months ended September 30, 2002, Moore Loans had an average balance of loans of $7.5 million with a yield of approx 17.0%.   Also, the yield on the Company’s securities portfolio declined to 7.44% for the first nine months of 2002 compared to 7.85% for the same period in 2001 as a result of the maturities and calls of higher yielding securities.
          The decrease in the cost of funds for the Company was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates offset, in part, by the higher cost funds related to Moore Loans mentioned above.

Non-Interest Income

	Three Months ended September 30, 2002

(dollars in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Gain on sale of loans	$—	$3,729	$—	$—	$3,729
Service charges on deposit accounts	523	—	—	—	523
Other service charges and fees	193	862	—	—	1,055
Gain on calls of available for sale securities	34	—	—	—	34
Other income	16	65	10	280	371

Total non-interest income	$766	$4,656	$10	$280	$5,712

	Three Months ended September 30, 2001

(dollars in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Gain on sale of loans	$—	$2,951	$—	$—	$2,951
Service charges on deposit accounts	337	—	—	—	337
Other service charges and fees	169	648	—	—	817
Gain on calls of available for sale securities	6	—	—	—	6
Other income	32	33	—	260	325

Total non-interest income	$544	$3,632	$—	$260	$4,436

	Nine Months ended September 30, 2002

(dollars in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Gain on sale of loans	$—	$9,368	$—	$—	$9,368
Service charges on deposit accounts	1,407	—	—	—	1,407
Other service charges and fees	501	2,104	—	—	2,605
Gain on calls of available for sale securities	69	—	—	—	69
Other income	367	132	10	816	1,325

Total non-interest income	$2,344	$11,604	$10	$816	$14,774

	Nine Months ended September 30, 2001

(dollars in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Gain on sale of loans	$—	$7,070	$—	$—	$7,070
Service charges on deposit accounts	1,079	—	—	—	1,079
Other service charges and fees	463	1,814	—	—	2,277
Gain on calls of available for sale securities	6	—	—	—	6
Other income	73	72	—	699	844

Total non-interest income	$1,621	$8,956	$—	$699	$11,276

          Other operating income increased $1,276,000 or 28.8% to $5,712,000 for the third quarter of 2002 from $4,436,000,for the third quarter of 2001.  Other operating income increased $3,498,000, or 31.0%, to $14,774,000 for the first nine months of 2002 from $11,276,000 for the first nine months of 2001.

This increase is mainly attributed to an increase in gain on sale of loans and other service charges and fees resulting from an increase in volume of loans sold and closed by C&F Mortgage Corporation.  Included in other income for the first nine months of 2002 in the retail banking segment is the previously mentioned non-recurring insurance benefit.  The increase in service charges at the retail banking segment is a result of the Bank’s new overdraft program that was started at the beginning of 2002.

Non-Interest Expense

	Three Months ended September 30, 2002

(dollars in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Salaries and employee benefits	$1,822	$2,633	$123	$101	$4,679
Occupancy expense	538	168	10	10	726
Goodwill amortization	47	—	—	—	47
Other expenses	710	610	72	43	1,435

Total non-interest expense	$3,117	$3,411	$205	$154	$6,887

	Three Months ended September 30, 2001

(dollars in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Salaries and employee benefits	$1,554	$1,850	$—	$95	$3,499
Occupancy expense	464	214	—	4	682
Goodwill amortization	69	—	—	—	69
Other expenses	636	542	—	32	1,210

Total non-interest expense	$2,723	$2,606	$—	$131	$5,460

	Nine Months ended September 30, 2002

(dollars in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Salaries and employee benefits	$5,308	$6,592	$123	$312	$12,335
Occupancy expense	1,733	531	10	23	2,297
Goodwill amortization	141	—	—	—	141
Other expenses	2,023	1,687	72	120	3,902

Total non-interest-expense	$9,205	$8,810	$205	$455	$18,675

	Nine Months ended September 30, 2001

(dollars in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Salaries and employee benefits	$4,704	$4,647	$—	$284	$9,635
Occupancy expense	1,342	609	—	12	1,963
Goodwill amortization	206	—	—	—	206
Other expenses	1,848	1,529	—	101	3,478

Total non-interest expense	$8,100	$6,785	$—	$397	$15,282

          Other operating expenses increased $1,427,000, or 26.1%, to $6,887,000 for the third quarter of 2002 from $5,460,000 for the third quarter of 2001.  Other operating expenses increased $3,393,000, or 22.2%, to $18,675,000 for the first nine months of 2002 from $15,282,000 for the first nine months of 2001.  This increase is mainly attributable to the opening of two additional branch offices at the Bank during the fourth quarter of 2001 and an increase in commissioned salaries and employee benefits expense and other operating expenses at C&F Mortgage Corporation resulting from the increase in the origination of loans due to the lower interest rate environment and strong new and resale home purchases.

Income Taxes

          Income tax expense for the three months ended September 30, 2002 amounted to $1,242,000, resulting in an effective tax rate of 31.6% compared to $900,000, or 30.1%, for the three months ended September 30, 2001.  Income tax expense for the nine months ended September 30, 2002 amounted to $2,769,000, resulting in an effective tax rate of 28.9%, compared to $2,146,000, or 28.2%, for the nine months ended September 30, 2001.  The increase in the effective tax rate for the quarter and for the first nine months of 2002 is a result of the increase in income subject to taxes primarily as a result of increased income at C&F Mortgage and the addition of income from Moore Loans.

Asset Quality-Allowance /Provision For Loan Losses /Non-Performing Assets

          The allowance for loan losses is to provide for potential losses in the loan portfolio.  Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current economic conditions.  There are additional risks of future loan losses which cannot be precisely quantified or attributed to particular loans or classes of loans.  Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate.  The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.
          Moore Loans serves customers who have limited access to traditional automobile financing.  Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest income.  Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources.  As Moore Loans provides financing in a relatively higher risk market, Moore Loans also expects to sustain a higher level of credit losses than traditional automobile financing sources.
          The Company provided $491,000 (including $191,000 related to Moore Loans) in loan loss provision for the nine months ended September 30, 2002 and  $ 300,000 for the same period in 2001.  Loans charged off amounted to $452,000 (including $130,000 related to Moore Loans) for the nine months ended September 30, 2002 and $149,000 for the same period in 2001.  Recoveries amounted to $105,000 (including $52,000 related to Moore Loans) and $18,000 for the nine months ended September 30, 2002 and 2001, respectively.

Non-Performing Assets

Retail and Mortgage Banking

(Dollars in thousands)	September 30, 2002	December 31, 2001

Non-accrual loans	$2,471	$1,026
Real estate owned	—	—

Total non-performing assets	2,471	1,026

Principal and/or interest past due for 90 days or more	450	913

Allowance for loan losses	3,715	3,684

Non-performing loans to total loans	.95%	.41%
Allowance for loan losses to total loans	1.42	1.47
Allowance for loan losses to non-performing loans	150.3	359.06

Consumer Finance

(Dollars in thousands)	September 30, 2002

Non-accrual loans	$719

Allowance for loan losses	2,806

Dealer reserves	$2,265

Non-accrual loans to total loans	1.05%
Allowance for loan losses and dealer reserves to total loans	7.43
Allowance for loan losses and dealer reserves to non-accrual loans	705.1

          Non-performing assets, as shown in the above table titled “Non performing Assets at the Retail and Mortgage Banking Segment,” increased to $2,471,000 at September 30, 2002 from $1,026,000 at December 31, 2001.  The allowance for loan losses was $3.7 million at September 30, 2002 and at December 31, 2001.  The allowance approximates 1.42% and 1.47% of total loans outstanding at September 30, 2002 and December 31, 2001, respectively.  The increase in non-performing assets was mainly a result of certain lending relationships being put on non-accrual status.  The Company is closely monitoring these relationships and believes the collateral securing these loans and the reserves related to these loans are adequate.  Over the past several years, the Company has substantially increased its portfolio of commercial loans.    While the Company continues to increase its commercial loan portfolio, the portfolio also continues to become ‘‘more seasoned’’ allowing management to better assess the risk associated with the portfolio.  Management believes that the reserve is adequate to absorb any losses on existing loans which may become uncollectible.
          As shown in the above table titled “Non performing Assets at the Consumer Finance Segment,” the allowance for loan losses at the consumer finance segment was $2.8 million at September 30, 2002.  Dealer reserves at September 30, 2002 were $2.3 million.  Dealer reserves are established at the time a loan is made and are specific to an individual dealer.  At the time a loan is made, a reserve at the specific dealer is credited for 1.5% of future interest payments.  Loans charged off at Moore Loans are first charged to the dealer reserves, to the extent that an individual dealer has reserves, and the remainder is charged to the general allowance.  Dealer reserves are a liability of Moore Loans and payable to individual dealers upon the termination of the relationship with Moore Loans and the payment of outstanding loans associated with a specific dealer.
          During periods of economic slowdown or recession, such as the United States economy is experiencing, delinquencies, defaults, repossessions and losses generally increase at the consumer finance segment.  These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default.  Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales.  Because Moore Loans focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn.  While Moore Loans seeks to manage the higher risk inherent in loans made to non-prime borrowers through underwriting criteria and collection methods it employs no assurance can be given that these criteria or methods will afford adequate protection against these risks.  However, management believes that the current allowance for loan losses and dealer reserves are adequate to absorb any losses on existing loans in the consumer finance segment, which may become uncollectible.
          Loans at the retail banking and mortgage banking segment are generally placed on non-accrual status when the collection of principal or interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.  Loans greater than ninety days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest.  For those loans which are carried on non-accrual status, interest is recognized on the cash basis.  Management believes that the collateral and current reserves are adequate to cover any potential losses associated with non-performing assets.
          At the consumer finance segment, automobiles securing the loans are generally repossessed after a loan becomes more than 60 days delinquent.  Repossessions are handled by independent repossession firms engaged by Moore Loans and must be approved by a collections officer.  Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction.  Moore Loans does not sell any vehicles on a retail basis.  The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the loan.  Auction proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the loan, and the resulting deficiency is charged-off.  The charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent loan, including accrued interest.  Moore Loans pursues collection of deficiencies when it deems such action to be appropriate.
          Loans are generally placed on non-accrual status at the consumer finance segment after 60 days, if the automobiles securing the loans are not repossessed.  For those loans which are carried on non-accrual status, interest is recognized on the cash basis.

FINANCIAL CONDITION

          At September 30, 2002, the Company had total assets of $511.5 million compared to $404.1 million at December 31, 2001.  The increase is principally a result of the acquisition of Moore Loans on September 1, 2002, growth of assets at the Bank and increased volume at C&F Mortgage.

Loan Portfolio

          The following table sets forth the composition of the Company’s loans in dollar amounts and as a percentage of the Company’s total gross loans held for investment at the dates indicated:

	September 30, 2002		December 31, 2001

	(Dollars in Thousands)
	Amount	Percent	Amount	Percent

Real estate - mortgage	$76,692	23%	$81,924	32%
Real estate - construction	10,035	3	8,830	4
Commercial, financial and agricultural	151,154	46	137,374	55
Equity lines	11,950	4	11,284	4
Consumer	12,281	4	11,342	5
Consumer-Moore Loans	68,242	20	—	—

Total loans	330,354	100%	250,754	100%

Less unearned loan fees	(859)		(958)
Less allowance for possible loan losses
Retail and Mortgage Banking	(3,715)		(3,684)
Consumer Finance	(2,806)		—

Total loans, net	$322,974		$246,112

          At September 30, 2002, loans held for sale amounted to $75.8 million compared to $69.3 million held at December 31, 2001.  This balance fluctuates based on originations and loan sales at C&F Mortgage. While the volume at C&F Mortgage remains strong, timing of originations and subsequent sales of loans can result in fluctuations of the balance in loans held for sale.

Investment Securities

          At September 30, 2002, total investment securities were $62,743,000 compared to $53,953,000 for December 31, 2001.  Mortgage backed securities represent 9.6% of the total securities portfolio, obligations of state and political subdivisions were 80.6% and preferred stocks were 9.8% at September 30, 2002.  Mortgage backed securities represented 3.6% of the total securities portfolio, obligations of states and political subdivisions were 86.3% and preferred stocks were 10.1% at December 31, 2001.

Deposits

          Deposits totaled $371.7 million at September 30, 2002 compared to $323.9 at December 31, 2001.  Non-interest bearing deposits totaled $53.8 million at September 30, 2002 compared to $38.5 million at December 31, 2001.  The increase in deposits is primarily a result of an increase in deposits at branches that were opened in the last quarter of 2001, and the result of investors moving funds from stocks and mutual funds to banks.

Other Borrowings

          Short-term borrowings consist of securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold.  Balances outstanding under repurchase agreements were $7.7 million on September 30, 2002 and $5.2 million on December 31, 2001.  Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all real estate mortgage loans secured by one-to-four family residential properties.  Short term advances from the FHLB were $ 8.0 million on September 30, 2002 and $17.0 million on December 31, 2001.
          Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all real estate mortgage loans secured by one-to-four family residential properties, advances under a non-recourse revolving bank line of credit secured by loans at Moore Loans, subordinated debt issued to the former owners of Moore Loans and an unsecured loan from a third party financial institution.  These long-term borrowings were used to fund the acquisition of Moore Loans.
          Advances from the FHLB consist of $5 million at 2.8% which matures in five years with a three year call provision and $10 million at 3.24% which matures in ten years with a five year call provision.  The interest rate on the revolving bank line of credit floats at LIBOR plus 250 basis points, and the outstanding balance as of September 30, 2002 was $29.1 million.  The $3.7 million subordinated note bears interest at 8.0% and matures in seven years.  The interest rate on the $5.0 million loan from the third party financial institution is fixed at 6.0% and matures in five years.

          The contractual maturities of long-term borrowings, excluding call provisions, are as follows:

(in thousands of dollars)	Fixed Rate	Floating Rate	Total

Due in 2 Years	$—	$30,094	$30,094
Due in 4 Years	5,000	—	5,000
Due in 5 Years	7,755	—	7,755
Thereafter	13,000	—	13,000

Total long term debt	$25,755	$30,094	$55,849

Liquidity

          At September 30, 2002, cash, securities classified as available for sale and interest-bearing deposits were 17.2% of total earning assets.  Asset liquidity is also provided by managing the investment maturities.
          Additional sources of liquidity available to the Company include its subsidiary bank’s capacity to borrow additional funds through an established federal funds line with a regional correspondent bank and through an established line with the FHLB.

Capital Resources

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2002:
Total Capital (to Risk-Weighted Assets)
Company	$52,736	12.7%	$33,360	8.0%	N/A	N/A
Bank	49,266	12.1	32,709	8.0	$40,886	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	43,758	10.5	16,680	4.0	N/A	N/A
Bank	40,389	9.9	16,354	4.0	24,532	6.0
Tier I Capital (to Average Assets)
Company	43,758	9.1	19,225	4.0	N/A	N/A
Bank	40,389	9.4	17,202	4.0	21,502	5.0
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)
Company	$46,793	14.4%	$26,030	8.0%	N/A	N/A
Bank	38,999	12.3	25,376	8.0	$31,720	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	43,110	13.3	13,015	4.0	N/A	N/A
Bank	35,346	11.1	12,688	4.0	19,032	6.0
Tier I Capital (to Average Assets)
Company	43,110	10.8	16,027	4.0	N/A	N/A
Bank	35,346	9.0	15,716	4.0	19,645	5.0

New Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board issued Statement 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.  This Statement is not expected to have a material effect on the Company’s financial statements.
          In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.  This Statement is not expected to have a material effect on the Company’s financial statements.
          The Financial Accounting Standards Board issued Statement  No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002.  FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions.  Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement.  In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.
          Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.
          This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.
          The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001).  Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense.  The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill. This Statement is not expected to have a material effect on the Company’s financial statements.

Effects of Inflation

          The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature.  Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices.  Impacts of inflation on interest rates, loan demand and deposits are reflected in the consolidated financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

          The statements contained in this report that are not historical facts may constitute “forward-looking statements” as defined by federal securities laws.  These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.  Factors that could have a material adverse effect on the operations and future prospects of the company include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating the forward-looking statements, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As part of the acquisition of Moore Loans as of September 1, 2002, the Company acquired certain interest bearing assets and interest bearing liabilities.  The five year maturity schedule of these interest bearing assets and interest bearing liabilities are as follows:

	Principal Amount Maturing in:

(Dollars in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter		Total

Fixed rate loans
September 30, 2002	$2,097	$8,630	$8,577	$23,401	$23,401	$	,2,136	$68,242
Borrowings
September 30, 2002	$—	$30,094	$—	$5,000	$7,755		$13,000	$55,849

          Other than the changes resulting from the Moore Loans acquisition, there have been no significant changes from the quantitative and qualitative disclosures made in the Company’s report on Form 10-K for the year ended December 31, 2001.

ITEM 4.   CONTROLS AND PROCEDURES

          Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party of or which property of the Company is subject.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - Inapplicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Inapplicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION - Inapplicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit No.     2.1:      Stock Purchase Agreement by and between Citizens and Farmers Bank, C&F Financial Corporation, Moore Loans, Inc., Abby W. Moore, Joanne Moore and John D. Moore dated as of August 30, 2002 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 3, 2002)

Exhibit No. 3: Articles of Incorporation and Bylaws

Articles of Incorporation and Bylaws of C&F Financial Corporation filed as Exhibit Nos. 3.1 and 3.2, respectively, to Form 10KSB filed March 29, 1996, of C&F Financial Corporation is incorporated herein by reference.

(b)          Reports on Form 8-K

                    On September 3, 2002 the Company filed  a report on Form 8-K to announce the Company’s purchase of Moore Loans, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly  caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION

(Registrant)

Date	November 13, 2002	/s/ LARRY G. DILLON

Larry G. Dillon, President and Chief Executive Officer

Date	November 13, 2002	/s/ THOMAS F. CHERRY

Thomas F. Cherry, Chief Financial Officer

(certification of CEO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing)

CERTIFICATION

          I, Larry G. Dillon, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of C&F Financial Corporation;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002	/s/ LARRY G. DILLON

Larry G. Dillon, Chairman and President

          I, Thomas F. Cherry, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of C&F Financial Corporation;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          c)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

d) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

e) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          f)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

g) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002	/s/ THOMAS F. CHERRY

Thomas F. Cherry, Chief Financial Officer and Chief Accounting Officer