Form 10-K
period 2002-12-31
C & F FINANCIAL CORP
filed 2003-03-14
CIK 913341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

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

Registrant’s telephone number: (804) 843-2360

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $73,118,955 as of June 28, 2002.

The number of shares of the registrant’s common stock outstanding as of February 14, 2003 was 3,652,359.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 14, 2003 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 15, 2003 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

            C&F Financial Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in March 1994.  The Corporation owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the “Bank”), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.  The Bank was originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927.  The Bank has five wholly owned subsidiaries:  C&F Mortgage Corporation (“C&F Mortgage”), C&F Title Agency, Inc., Moore Loans, Inc. (“Moore Loans”), C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia.

            The Corporation operates in a decentralized fashion in three principal business activities:  retail banking, mortgage banking and consumer finance.  The following general business discussion focuses on the activities within each of these segments.  The Corporation conducts brokerage activities through C&F Investment Services, Inc., insurance activities through C&F Insurance Services, Inc. and title insurance services through C&F Title Agency, Inc.; however, the financial position and operating results of these subsidiaries are not significant to the Corporation as a whole and are not considered principal activities of the Corporation at this time.

Retail Banking

            Retail banking services are provided at the Bank’s main office located in West Point, Virginia and eleven other Virginia branches located one each in Richmond, Norge, Middlesex, Midlothian, Providence Forge, Quinton, Sandston, Varina and West Point and two in Williamsburg.  These branches provide a wide range of banking services available to both individuals and businesses.  These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans.  The Bank also offers ATMs, internet banking, credit card and trust services, as well as travelers’ checks, safe deposit rentals, collections, notary public, wire services and other customary bank services to its customers.  Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services.  At and for the year ended December 31, 2002, total assets of the retail banking segment totaled $496.3 million and income before income taxes totaled $6.0 million.

Mortgage Banking

            Mortgage banking activities are conducted through C&F Mortgage, which was organized in September 1995.  C&F Mortgage provides mortgage services through eight locations in Virginia and three in Maryland.  The Virginia offices are located one each in Williamsburg, Newport News, Charlottesville, Lynchburg, Fredericksburg and Chester and two in Richmond.  The Maryland offices are located in Annapolis, Crofton and Ellicott City.  C&F Mortgage offers a wide variety of residential mortgage loans, which are originated on a pre-sold basis to numerous investors.  C&F Mortgage does not securitize loans.  Purchasers of loans include, but are not limited to Countrywide, Chase Manhattan Mortgage Corporation, Washington Mutual, Wells Fargo Home Mortgage, Principal Financial Corporation and Platinum Direct Funding Corporation.  C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (“FHA”), mortgage loans partially guaranteed by the Department of Veterans Affairs (“VA”) and home equity loans.  A majority of the conventional loans are conforming loans that qualify to be purchased by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $322,700 or other loans that do not meet Fannie Mae or Freddie Mac guidelines).  Revenues from mortgage banking operations consist principally of interest earned on mortgage loans held for sale, gains on sale of loans in the secondary mortgage market and loan origination fee income.  At and for the year ended December 31, 2002, total assets of the mortgage banking segment totaled $112.8 million and income before income taxes totaled $6.2 million.

Consumer Finance

            Consumer finance activities are conducted through Moore Loans, which was acquired by the Bank on September 1, 2002.  Moore Loans is a leading regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia and portions of eastern Tennessee.  Moore Loans is an indirect lender through automobile lending programs that are designed to serve customers who have limited access to traditional automobile financing.  Moore Loans generally originates loans through manufacturer-franchised dealerships with used car operations and selected independent dealerships.  Moore Loans selects these dealers based on the types of vehicles sold.  Specifically, Moore Loans prefers to finance later model, low mileage used vehicles and moderately priced new vehicles.  Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest income.  Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans typically charges interest at higher rates than those charged by traditional financing sources.  As Moore Loans provides financing in a relatively high-risk market, it also expects to experience a higher level of credit losses than traditional automobile financing sources.  Revenues from consumer finance operations consist principally of interest earned on automobile loans.  At December 31, 2002, total assets of the consumer finance segment totaled $76.3 million and income before income taxes for the period since acquisition totaled $1.2 million.

Employees

            As of December 31, 2002, the Corporation employed a total of 362 full-time equivalent employees.  The Corporation considers relations with its employees to be excellent.

Competition

Retail Banking

            In its market area, the Bank competes with large national and regional financial institutions, savings and loans and other independent community banks, as well as credit unions, mutual funds and life insurance companies.  Competition has increasingly come from out-of-state banks through their acquisition of Virginia-based banks.

            The banking business in Virginia generally, and in the Bank’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.  Recent legislation expanding the array of firms that can own banks may also result in increased competition for the Bank.

            Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution.  The Bank has been able to compete effectively by emphasizing customer service and technology; establishing long-term customer relationships and building customer loyalty; and providing products and services designed to address the specific needs of our customers.  The Bank targets individual and small/medium size business customers.

            No material part of the business of the Bank is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Bank.

Mortgage Banking

            The mortgage lending industry has undergone rapid consolidation in recent years, due to several factors.  First, the continuing evolution of the secondary mortgage market has caused mortgages to become more commodity-like.  Second, the ever-increasing regulation imposed on the industry has resulted in significant costs and the need for higher levels of specialization.  Third, interest rate volatility has risen markedly over the last decade.  At the same time, mortgagors’ propensity to refinance their mortgages has increased significantly.  The combined result has been relatively large swings in the volume of loans originated from year to year.  These factors overall have dramatically increased the level of complexity in the business.  To operate profitably in this environment requires lenders to have a very high level of operational and risk management skills, as well as technological expertise.

            As a result, large, sophisticated financial institutions currently dominate the mortgage industry.  These are primarily commercial banks, through their mortgage banking subsidiaries.  Generally, C&F Mortgage competes by offering a wide selection of products through multiple channels; providing consistent, high quality customer service; and pricing its products at competitive rates.

            No material part of the business of C&F Mortgage is dependent upon a single or a few customers or investors, and the loss of any single customer or investor would not have a materially adverse effect upon the business of C&F Mortgage.

Consumer Finance

            Competition in the field of non-prime automobile finance is intense.  The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies.  Many of these competitors have substantially greater financial resources and lower costs of funds than Moore Loans.  In addition, Moore Loans’ competitors often provide financing on terms more favorable to automobile purchasers or dealers than Moore Loans offers.  Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which are not provided by Moore Loans.

            Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers.  In seeking to establish itself as one of the principal financing sources at the dealers it serves, Moore Loans competes predominately on the basis of its high level of dealer service and strong dealer relationships and by offering flexible loan terms.

            No material part of the business of Moore Loans is dependent on a single or a few dealer relationships, and the loss of any single dealership would not have a materially adverse effect upon the business of Moore Loans.

Regulation and Supervision

General

            Bank holding companies and banks are extensively regulated under both federal and state law.  The following summary briefly addresses certain provisions of applicable federal and state laws and certain regulations and the potential impact of such provisions on the Corporation and the Bank.  This summary does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Regulation of the Corporation

            The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”).  As an Exchange Act reporting company, the Corporation is directly affected by the recently enacted Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures.  The Corporation is already complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future.

            As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company.  The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

            Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits.  Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching.  Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

            There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (the “FDIC”) insurance funds in the event the depository institution becomes in danger of default or is in default.  For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength for its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  In addition, “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (“SAIF”) or the Bank Insurance Fund (“BIF”) as a result of the default of a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both.  An FDIC claim for damage is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

            The Federal Deposit Insurance Act (the “FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general creditor or stockholder.  This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Bank.

            The Corporation is also a registered bank holding company under the bank holding company laws of Virginia.  Accordingly, the Corporation is also subject to regulation and supervision by the State Corporation Commission of Virginia.

Capital Requirements

            The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise.  Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%.  At least half of the total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (“Tier 1 capital”).  The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance.  The Tier 1 capital to risk-weighted asset ratios of the Corporation and the Bank as of December 31, 2002 were 10.4% and 9.7%, respectively, and the total capital to risk-weighted asset ratios were 12.5% and 11.8%, respectively, exceeding the minimum requirements.

            In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets) (“Tier l leverage ratio”).  These guidelines provide for a minimum Tier l leverage ratio of 4% for banks and bank holding companies.  The Tier l leverage ratios of the Corporation and the Bank as of December 31, 2002 were 8.8% and 8.3%, respectively.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Limits on Dividends

            The Corporation is a legal entity, separate and distinct from the Bank.  A significant portion of the revenues of the Corporation result from dividends paid to it by the Bank.  Both the Corporation and the Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and only (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  In addition, under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).

            The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.  During the year ended December 31, 2002, the Bank declared $2.2 million in dividends payable to the Corporation.

Regulation of the Bank and Other Subsidiaries

            As a Virginia state bank, the Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (the “VFBI”).  The Bank is also subject to regulation, supervision and examination by the FDIC.  The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, the incurrence of debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices.

            Community Reinvestment Act.  The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”).  The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions.  A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors.  These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

            Insurance of Accounts, Assessments and Regulation by the FDIC.  As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC.  There is a base assessment for all institutions.  In addition, the FDIC has implemented a risk-based assessment schedule, potentially imposing an additional assessment ranging from zero to 0.27% of an institution’s average assessment base.  The actual assessment to be paid by each BIF member is based on the institution’s assessment risk classification, which is determined by whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.  In 2002, the Corporation paid only the base assessment rate through the Bank, which amounted to $58,000 in deposit insurance premiums.

            Federal Home Loan Bank (“FHLB”) of Atlanta.  The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development lending.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the Bank.

            USA Patriot Act.  The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering.  Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities.  Interim rules implementing the USA Patriot Act were issued effective March 4, 2002.  The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions.  Although it does create a reporting obligation, the Bank does not expect the USA Patriot Act to materially affect its products, services or other business activities.

            Reporting Terrorist Activities.  The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC.  The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists.  If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

            The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

            Mortgage Banking Regulation.  The Bank’s mortgage banking segment is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (“HUD”), the FHA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans.  Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees.  In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder.  These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

            Consumer Financing Regulation.  The Bank’s consumer finance segment is also regulated by the VBFI.  The VBFI regulates and enforces laws relating to consumer lenders and sales finance agencies such as Moore Loans.  Such rules and regulations generally provide for licensing of sales finance agencies, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights.

Other Safety and Soundness Regulations

            The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” All such terms are defined under uniform regulations specifying such capital levels issued by each of the federal banking agencies regulating these capital levels.

The Gramm-Leach-Bliley Act of 1999

            The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States.  The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers.  A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities.  The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

            To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company.  To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA.  In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company.  While the Corporation satisfies these requirements, the Corporation has not elected for various reasons to be treated as a financial holding company under the GLBA.

            We do not believe that the GLBA will have a material adverse impact on the Corporation’s or the Bank’s operations.  To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation.  The GLBA may have the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

            The GLBA and certain new regulations issued by federal banking agencies also provide new protections against the transfer and use by financial institutions of consumer nonpublic personal information.  A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

ITEM 2.	PROPERTIES

            The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

            The Corporation owns the headquarters building located at Eighth and Main Streets in the business district of West Point, Virginia.  The building, originally constructed in 1923, has three floors totaling 15,000 square feet.  This building houses the Bank’s main office branch and office space for the Bank’s administrative personnel.

            The Corporation owns a building located at Seventh and Main Streets in West Point, Virginia.  The building provides space for the Bank’s operations functions and staff.  The building was originally constructed prior to 1935 and remodeled by the Corporation in 1991.   The two-story building has 14,000 square feet.

            The Corporation owns a building located at Sixth and Main Streets in West Point, Virginia.  The building provides space for the Bank’s loan operations functions and staff.  The building was bought and remodeled by the Corporation in 1998.  The building has 5,000 square feet.

            The Corporation owns a building located at 1400 Alverser Drive in Midlothian, Virginia.  The building provides space for a branch office of the Bank and for a C&F Mortgage branch office, as well as C&F Mortgage’s main administrative offices.  This two-story building has 25,000 square feet and was constructed in 2001.

            The Corporation owns ten other Bank branch locations in Virginia.

            The Corporation has nine leased offices, six in Virginia and three in Maryland for C&F Mortgage.  Rental expense for these locations totaled $373,000 for the year ended December 31, 2002.

            The Corporation has three leased offices in Virginia for Moore Loans.  Rental expense for these locations totaled $28,000 from the acquisition on September 1, 2002 through December 31, 2002.

            All of the Corporation’s properties are in good operating condition and are adequate for the Corporation’s present and anticipated future needs.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years

Larry G. Dillon (50) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Bank since 1989

Thomas F. Cherry (34) Senior Vice President, Chief Financial Officer and Secretary	Secretary since 2002; Senior Vice President of the Bank since December 1998; Vice President of the Bank from December 1996 to December 1998

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Corporation’s common stock is traded on the over-the-counter market and is listed on the Nasdaq National Stock Market under the symbol “CFFI.” As of March 14, 2003, there were approximately 2,000 shareholders of record.  Following are the high and low closing prices along with the dividends that were paid quarterly in 2002 and 2001.  Over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not necessarily represent actual transactions.

	2002			2001

Quarter	High	Low	Dividends	High	Low	Dividends

First	$22.00	$19.00	$0.15	$16.50	$14.50	$0.14
Second	25.25	21.24	0.15	17.20	15.90	0.14
Third	23.96	19.92	0.16	18.20	16.25	0.15
Fourth	25.00	21.55	0.16	21.00	18.68	0.15

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

	2002	2001	2000	1999	1998

Selected Year-End Balances:
Total assets	$551,921,923	$404,075,974	$347,471,672	$329,241,321	$320,863,629
Total capital	56,233,417	44,743,023	38,780,450	35,129,710	36,647,493
Total loans (net)	328,634,085	246,112,369	229,943,715	206,115,896	169,918,428
Total deposits	383,532,936	323,912,501	290,688,036	260,853,635	251,673,159

Summary of Operations:
Interest income	30,619,860	28,234,385	26,421,479	23,643,557	22,617,509
Interest expense	9,184,145	11,984,392	11,309,399	9,067,867	9,558,059

Net interest income	21,435,715	16,249,993	15,112,080	14,575,690	13,059,450
Provision for loan losses	1,141,459	400,000	400,000	600,000	600,000

Net interest income after provision for loan losses	20,294,256	15,849,993	14,712,080	13,975,690	12,459,450
Other operating income	21,452,868	17,420,619	8,945,062	11,004,456	10,835,243
Other operating expenses	27,845,609	21,964,093	15,998,380	15,829,550	14,807,306

Income before taxes	13,901,515	11,306,519	7,658,762	9,150,596	8,487,387
Income tax expense	4,136,827	3,317,802	1,822,731	2,394,366	2,353,351

Net income	$9,764,688	$7,988,717	$5,836,031	$6,756,230	$6,134,036

Per share
Earnings per common share – assuming dilution	$2.67	$2.23	$1.60	$1.81	$1.56
Dividends	.62	.58	.53	.49	.44

Weighted average number of shares – assuming dilution	3,652,668	3,587,307	3,640,314	3,738,234	3,919,775

Significant Ratios
Return on average assets	2.19%	2.09%	1.76%	2.19%	2.03%
Return on average equity	19.62	18.93	15.99	19.22	17.81
Dividend payout ratio	22.80	25.74	32.74	26.60	27.70
Average equity to average assets	11.15	11.05	10.99	11.38	11.42

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts.  These statements may constitute “forward-looking statements” as defined by federal securities laws.  These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.  Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:  interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

CRITICAL ACCOUNTING POLICIES

          Allowance for Loan Losses:  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses.  Loan losses are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

          Valuation of Derivatives:  The Corporation enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.   The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 45 to 120 days.  For such rate lock commitments, the Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby an investor commits to buy the loan at the time the borrower commits to an interest rate with the intent that the investor has assumed the interest rate risk on the loan.

          The Corporation does not hold any derivative instruments in its securities portfolio nor has it entered into any derivative hedging transactions.

OVERVIEW

          Net income for 2002 increased 22.2% to $9.8 million compared to $8.0 million for 2001.  Earnings per diluted share increased 19.7% to $2.67 per diluted share for 2002 compared to $2.23 per diluted share for 2001.  Included in net income for 2002 was a net non-recurring insurance benefit of $277,000.  Included in earnings for 2001 was a net gain on sale of a branch of $776,000.  Excluding this insurance benefit and the gain on sale of the branch, net income increased 31.5% and earnings per diluted share increased 29.3% for 2002 compared to 2001.

          Performance as measured by the Corporation’s return on average assets (ROA) was 2.13% for the year ended December 31, 2002 compared to 1.89% for 2001 (excluding the non-recurring insurance benefit in 2002 and the gain on sale of the branch in 2001).  Another key indicator of performance, the return on average equity (ROE), was 19.07% for the year ended December 31, 2002 compared to 17.09% for 2001 (excluding the non-recurring insurance benefit in 2002 and the gain on the sale of the branch in 2001).

          The increase in net income for 2002 is a result of an increase in income at all of the Corporation’s business segments.  The overview of the significant segments presented below is followed by a more detailed discussion in the section “Results of Operations.”

          Retail Banking:  Pre-tax earnings for the retail banking segment (excluding the non-recurring insurance benefit in 2002 and the gain on sale of the branch in 2001) increased 10% to $5.7 million in 2002 from $5.2 million in 2001.  The increase in income in the retail banking segment is the result of an increase in net interest income resulting from an increase in the average balance of earning assets and an increase in non-interest income (excluding the non-recurring insurance benefit in 2002 and the gain on sale of the branch in 2001), the impacts of which were partially offset by an increase in non-interest expense.

          Mortgage Banking:  Pre-taxearnings for the mortgage banking segment increased 38% to $6.2 million in 2002 from $4.5 million in 2001.  Income at C&F Mortgage is generally correlated to changes in interest rates and new and resale home purchases.  A decrease in interest rates usually results in an increase in loan volume.  From January 2001 through December 2001 the prime interest rate charged by banks decreased from 9.50% to 4.75%.  The prime rate remained steady at 4.75% for most of 2002 until it was reduced to 4.25% in November 2002.  While interest rates on mortgage loans are not directly tied to the prime rate, mortgage interest rates have generally followed the decline in the prime interest rate.  The lower interest rates and strong home sales have resulted in strong demand for both mortgage loans to refinance existing loans as well as mortgage loans for new and resale home purchases.  For 2002, the amount of loan originations at C&F Mortgage resulting from refinancings was $352 million compared to $238 million for 2001.  Loans for new and resale home purchases for these two time periods were $431 million and $389 million, respectively.  C&F Mortgage would expect that future loan volume will be affected by changes in interest rates and demand for new and resale home sales.

          Consumer Finance:  On September 1, 2002, the Bank acquired Moore Loans.  The consolidated results of operations include the results of Moore Loans from the date of acquisition.  For 2002, pre-tax earnings approximated $1.2 million.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

          The following table shows the average balance sheets for each of the years ended December 31, 2002, 2001 and 2000.  In addition, the amounts of interest earned on earning assets, with related yields and interest on interest-bearing liabilities, together with the rates, are shown.  Loans include loans held for sale.  Loans placed on a non-accrual status are included in the balances and were included in the computation of yields, upon which they had an immaterial effect.  Interest on tax-exempt securities is on a taxable-equivalent basis (which converts the income on loans and investments for which no taxes are paid to the equivalent yield if taxes were paid), which was computed using the federal corporate income tax rate of 34% for all three years.

	2002			2001			2000

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
(Dollars in thousands)

Assets
Securities:
Taxable	$6,888	$268	3.89%	$8,402	$591	7.03%	$16,089	$1,157	7.19%
Tax-exempt	52,765	4,142	7.85	51,185	4,088	7.99	52,068	4,196	8.06

Total securities	59,653	4,410	7.39	59,587	4,679	7.85	68,157	5,353	7.85
Loans, net	334,336	27,240	8.15	293,056	24,810	8.47	241,291	22,245	9.22
Interest-bearing deposits in other banks and fed funds	20,492	341	1.66	3,216	100	3.11	3,482	215	6.17

Total earning assets	414,481	31,991	7.72%	355,859	29,589	8.31%	312,930	27,813	8.89%
Allowance for loan losses	(4,733)			(3,730)			(3,451)
Total non-earning assets	36,620			29,638			22,723

Total assets	$446,368			$381,767			$332,202

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$61,760	677	1.10%	$54,481	1,046	1.92%	$50,977	1,236	2.42%
Money market deposit accounts	37,021	695	1.88	26,290	802	3.05	25,938	877	3.38
Savings accounts	45,252	667	1.47	38,921	952	2.45	38,640	1,150	2.98
Certificates of deposit, $100 thousand or more	38,163	1,266	3.32	32,421	1,769	5.46	22,955	1,266	5.52
Other certificates of deposit	122,238	4.592	3.76	119,535	6,639	5.55	96,004	5,203	5.42

Total time and savings deposits	304,434	7,897	2.59	271,648	11,208	4.13	234,514	9,732	4.15

Borrowings	34,215	1,287	3.76	19,628	836	4.26	25,774	1,577	6.12

Total interest-bearing liabilities	338,649	9,184	2.71%	291,276	12,044	4.14%	260,288	11,309	4.34%

Demand deposits	45,246			39,240			31,511
Other liabilities	12,707			9,060			3,895

Total liabilities	396,602			339,576			295,694
Shareholders’ equity	49,766			42,191			36,508

Total liabilities and shareholders’ equity	$446,368			$381,767			$332,202

Net interest income		$22,807			$17,545			$16,504

Interest rate spread			5.01			4.17			4.55

Interest expense to average earning assets			2.22			3.38			3.61

Net interest margin			5.50%			4.93%			5.27%

RESULTS OF OPERATIONS

NET INTEREST INCOME

          During 2002, net interest income, on a taxable equivalent basis, increased 30.0% to $22.8 million from $17.5 million in 2001.  This was a result of an increase of 16.5% in the average balance of interest earning assets and an increase in the net interest margin to 5.50% in 2002 from 4.93% in 2001.  The increase in average earning assets was a result of a $41.3 million increase in the average balance of loans and a $17.3 million increase in the average balance of interest earning deposits at other banks (primarily at the FHLB).

          The increase in average loans is a result of an increase in loans at the Bank, Moore Loans and loans held for sale at C&F Mortgage.  The increase in average loans at the Bank approximated $6.7 million.  This increase was a result of overall growth.  The average balance of loans at Moore Loans, which was acquired September 1, 2002, was $22.8 million.  The increase in average loans at C&F Mortgage approximated $11.8 million.  The increase in the average balance of loans held for sale is a result of an increase in originations at C&F Mortgage. Loans originated at C&F Mortgage for 2002 were $783.0 million compared to $627.3 million for 2001.  Loans sold during 2002 were $745.0 million compared to $575.6 million for 2001.

          The increase in the average balance of interest bearing deposits at other banks was the result of an increase in liquidity caused by an increase in deposits as investors moved funds from stocks and mutual funds to banks, offset in part by the increase in the loan portfolio.

          The increase in the Corporation’s net interest margin on a taxable-equivalent basis was the result of a decrease in the cost of funds for 2002 to 2.71% from 4.14% for 2001, the impact of which was partially offset by a decrease in the yield on interest earning assets to 7.72% for 2002 from 8.31% for 2001.   The decrease in the yield on interest earning assets was a result of a decrease in the yield on loans held by the Bank resulting from the lower interest rate environment, an increase in the average balance of lower yielding interest bearing deposits at other banks and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage offset, in part, by  the higher yield on average loans at Moore Loans relative to the Bank and C&F Mortgage.  For 2002, Moore Loans had an average balance of loans of $22.8 million with a yield of approximately 16.5%.   The taxable-equivalent yield on the Corporation’s securities portfolio declined to 7.39% for 2002 compared to 7.85% for 2001 as a result of the maturities and calls of higher yielding securities.

          The decrease in the cost of funds for the Corporation was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates, the effects of which were partially offset by higher costing funds related to Moore Loans.  Moore Loans has a line of credit with an unrelated third party, which bears interest at LIBOR plus 250 basis points.  In addition, as part of the acquisition of Moore Loans, the Bank borrowed $20 million from the FHLB at rates between 2.8% and 3.3% and $5 million from an unrelated third party, which bears interest at 6.0%.  As part of the purchase price of Moore Loans, the Bank issued $3 million in subordinated debt to the shareholders of Moore Loans, which bears interest at 8.0%.

          During 2001, net interest income, on a taxable equivalent basis, increased 6.3% to $17.5 million from $16.5 million in 2000.  This was a result of a 13.7% increase in the average balance of interest earning assets offset by a decrease in the net interest margin to 4.93% in 2001 from 5.27% in 2000.  The increase in average earning assets was the result of an increase in the average balance of the loan portfolio at the Bank and an increase in the average balance of loans held for sale by C&F Mortgage offset by a decrease in the Bank’s securities portfolio and an increase in non-earning assets.

          The increase in loans at the Bank was a result of overall higher loan demand.  The increase in loans held for sale at C&F Mortgage was a result of an increase in loan originations to $627.3 million in 2001 from $294.5 million in 2000 and an increase in loan sales to $575.6 million in 2001 from $301.8 million in 2000.  The decrease in the average balance of securities was a result of calls and maturities of securities during 2001.  Numerous securities were called as a result of the lower interest rate environment in 2001.  The increase in non-earning assets principally resulted from the addition of new branch locations.

          The decrease in the net interest margin was a result of a decrease in the yield on average earning assets from 8.89% in 2000 to 8.31% in 2001 offset, in part, by a decrease in the cost of funds from 4.34% in 2000 to 4.14% in 2001.  The decrease in the average yield on interest earning assets was primarily a result of the declining interest rate environment.  The decrease in the cost of funds was primarily a result of the declining interest rate environment during 2001 and a decrease in the average balance of higher-costing borrowings from the FHLB.  During 2001, the Federal Reserve decreased the federal funds rate 11 times for a total of 475 basis points.

          Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors.  The following analysis shows the direct causes of the year-to-year changes in the components of net interest earnings on a taxable-equivalent basis.  The rate and volume variances are calculated by a formula prescribed by the SEC.  Rate/volume variances, the third element in the calculation, are not shown separately, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.  Loans include both non-accrual loans and loans held for sale.

TABLE 2: Rate-Volume Recap

	2002 from 2001			2001 from 2000

	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)

(Dollars in thousands)	Rate	Volume		Rate	Volume

Interest income:
Loans	$(961)	$3,391	$2,430	$(1,925)	$4,490	$2,565
Securities:
Taxable	(230)	(93)	(323)	(25)	(541)	(566)
Tax-exempt	(71)	125	54	(37)	(71)	(108)

Total securities	(301)	32	(269)	(62)	(612)	(674)

Interest-bearing deposits in other banks and fed funds	(66)	307	241	(97)	(18)	(115)

Total interest income	(1,328)	3,730	2,402	(2,084)	3,860	1,776

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(496)	127	(369)	(270)	80	(190)
Money market deposit accounts	(370)	263	(107)	(87)	12	(75)
Savings accounts	(422)	137	(285)	(206)	8	(198)
Certificates of deposit, $100M or more	(778)	275	(503)	(14)	517	503
Other certificates of deposit	(2,194)	147	(2,047)	132	1,304	1,436

Total time and savings deposits	(4,260)	949	(3,311)	(445)	1,921	1,476
Other borrowings	(108)	559	451	(415)	(326)	(741)

Total interest expense	(4,368)	1,508	(2,860)	(860)	1,595	735

Change in net interest income	$3,040	$2,222	$5,262	$(1,224)	$2,265	$1,041

NON-INTEREST INCOME

TABLE 3: Non-Interest Income

	Year Ended December 31, 2002

(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Gain on sale of loans	$—	$13,929	$—	$—	$13,929
Service charges on deposit accounts	1,987	—	—	—	1,987
Other service charges and fees	662	3,130	—	—	3,792
Gain on calls of available for sale securities	43	—	—	—	43
Other income	406	142	21	1,133	1,702

Total non-interest income	$3,098	$17,201	$21	$1,133	$21,453

	Year Ended December 31, 2001

(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Gain on sale of loans	$—	$10,390	$—	$—	$10,390
Service charges on deposit accounts	1,442	—	—	—	1,442
Other service charges and fees	602	2,609	—	—	3,211
Gain on calls of available for sale securities	6	—	—	—	6
Gain on sale of branch	1,176	—	—	—	1,176
Other income	111	84	—	1,001	1,196

Total non-interest income	$3,337	$13,083	$—	$1,001	$17,421

	Year Ended December 31, 2000

(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Gain on sale of loans	$—	$5,009	$—	$—	$5,009
Service charges on deposit accounts	1,336	—	—	—	1,336
Other service charges and fees	536	1,139	—	—	1,675
Gain on calls of available for sale securities	100	—	—	—	100
Other income	65	43	—	717	825

Total non-interest income	$2,037	$6,191	$—	$717	$8,945

2002 vs. 2001

          Non-interest income increased by $4.0 million, or 23.1%, in 2002.  The increase was mainly attributable to an increase in the gain on sale of loans and other service charges and fees resulting from an increase in the volume of loans sold by C&F Mortgage.  The increase in service charges at the retail banking segment is a result of the Bank’s new overdraft program that was started at the beginning of 2002.  Included in other income for the retail banking segment for 2002 is the previously mentioned non-recurring insurance benefit of $277,000.

2001 vs. 2000

          Non-interest income increased by $8.5 million, or 94.8%, in 2001.  The increase was mainly a result of a $5.4 million increase in the gain on sale of loans at C&F Mortgage.  This increase was a result of the overall increase in production at C&F Mortgage, which was a result of the lower interest rate environment in 2001 compared to 2000 and the strong sales of new and existing homes.  Other service charges and fees increased $1.5 million as a result of increased production at C&F Mortgage and other income increased $371,000 largely due to increased production at  C&F Mortgage and C&F Title Agency.  The gain on sale of branch was a result of the sale of the Bank’s Tappahannock branch office during the fourth quarter of 2001.  Management believed this location did not fit into the Bank’s long-term geographic focus.

NON-INTEREST EXPENSE

TABLE 4: Non-Interest Expense

	Year Ended December 31, 2002

(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Salaries and employee benefits	$7,157	$9,934	$505	$440	$18,036
Occupancy expense	2,304	808	44	27	3,183
Goodwill amortization	188	—	—	—	188
Other expenses	3,199	2,619	445	176	6,439

Total non-interest expense	$12,848	$13,361	$994	$643	$27,846

	Year Ended December 31, 2001

(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Salaries and employee benefits	$6,372	$6,681	$—	$390	$13,443
Occupancy expense	1,900	970	—	16	2,886
Goodwill amortization	268	—	—	—	268
Other expenses	2,897	2,326	—	144	5,367

Total non-interest expense	$11,437	$9,977	$—	$550	$21,964

	Year Ended December 31, 2000

(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Salaries and employee benefits	$5,829	$3,368	$—	$406	$9,603
Occupancy expense	1,597	763	—	18	2,378
Goodwill amortization	275	—	—	—	275
Other expenses	2,115	1,520	—	107	3,742

Total non-interest expense	$9,816	$5,651	$—	$531	$15,998

2002 vs. 2001

          Non-interest expense in 2002 increased $5.9 million, or 26.8%, over 2001.  This increase was mainly attributable to the opening of two additional branch offices at the Bank during the fourth quarter of 2001 and an increase in variable compensation and employee benefits expense and other operating expenses at C&F Mortgage resulting from the increase in the sale of loans due to the lower interest rate environment and strong new and resale home purchases.  The increase is also a result of the activities of Moore Loans from the date of acquisition on September 1, 2002 through December 31, 2002.

2001 vs. 2000

          Non-interest expense in 2001 increased $6.0 million, or 37.3%, over 2000.  This increase was primarily a result of increased salaries and variable compensation at C&F Mortgage due to an increase in production.  Salaries and benefits at the Bank also increased as a result of overall growth and the opening of two new Bank branches during the fourth quarter of 2001.  The opening of the two new branches along with investments in imaging and Internet banking technology resulted in an increase in occupancy expenses, which include equipment expenses and depreciation thereon.  Other expenses increased mainly as a result of increased production at C&F Mortgage, coupled with the impact of the two new Bank branches.

INCOME TAXES

          Applicable income taxes on 2002 earnings amounted to $4.1 million, resulting in an effective tax rate of 29.8% compared to $3.3 million, or 29.3% in 2001 and $1.8 million, or 23.8% in 2000.  The increase in the effective tax rate for 2002 as compared to 2001 and 2000 was a result of a decrease in earnings from tax exempt assets as a percentage of total income mainly resulting from the increased earnings at C&F Mortgage and Moore Loans.

ASSET QUALITY

Allowance and Provision for Loan Losses

          The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible.  The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries.  The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Allowance, beginning of period	$3,684	$3,609	$3,302	$2,760	$2,234
Provision for loan losses:
Retail banking and mortgage banking	500	400	400	600	600
Consumer finance	641	—	—	—	—

Total provision for loan losses	1,141	400	400	600	600
Loans charged off:
Real estate – residential mortgage	—	—	—	10	33
Real estate – construction	—	32	31	—	—
Commercial, financial and agricultural	161	126	—	—	—
Consumer	326	192	71	76	66
Consumer finance	573	—	—	—	—

Total loans charged off	1,060	350	102	86	99
Recoveries of loans previously charged off:
Real estate – residential mortgage	—	—	—	—	25
Commercial, financial and agricultural	47	—	—	13	—
Consumer	21	25	9	15	—
Consumer finance	196	—	—	—	—

Total recoveries	264	25	9	28	25
Net loans charged off	796	325	93	58	74
Acquisition of Moore Loans	2,693	—	—	—	—

Allowance, end of period	6,722	$3,684	$3,609	$3,302	$2,760

Ratio of net charge-offs to average total loans outstanding during period for consumer finance	1.65%	—%	—%	—%	—%

Ratio of net charge-offs to average total loans outstanding during period - excluding consumer finance	.13	.11	.04	.03	.04

          In 2002, the provision for loan losses was $1.1 million compared to $400,000 in 2001 and 2000.  Loans charged off during 2002 totaled $1.1 million compared to $350,000 in 2001 and $102,000 in 2000.  Recoveries totaled $264,000, $25,000 and $9,000 in 2002, 2001 and 2000, respectively.  In addition, the allowance increased $2.7 million in connection with the acquisition of Moore Loans on September 1, 2002.  The increase in the provision was a result of the increase in net loan charge-offs in 2002 and an increase in non-performing assets.  The increase in the provision and  net charge-offs was a result of the acquisition of Moore Loans.

          The Corporation conducts an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with loan officers identifying problem loans to be reviewed on an individual basis for impairment.  In addition to these loans, all commercial loans are considered for individual impairment testing.  Impairment testing includes consideration of the current collateral value of the loan, as well as any known internal or external factors that may affect collectibility.  When a loan has been identified as impaired, a specific allowance may be established based on the difference between the carrying value of the loan and its computed fair value.  The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as impaired loans, are segregated from performing loans within the portfolio.  Loans are then grouped by loan type (e.g., commercial, consumer) and by risk rating (e.g., substandard, doubtful).  Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category.  Classified loans are assigned a higher allowance factor than non-rated loans within a particular loan type due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower.  Allowance factors increase with the severity of classification.  Allowance factors used for unclassified loans are based on management’s analysis of charge-off history and management’s judgment based on the overall analysis of the lending environment including the general economic conditions.  The allowance for loan losses is the aggregate of specific allowances, the calculated allowance required for classified loans by category and the general allowance for each portfolio type.

          In conjunction with the methodology described above, management considers the following risk elements that are inherent in the loan portfolio:

•	Residential real estate loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan.  Construction loans also bear the risk that the general contractor, who may or may not be a Bank loan customer, is unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Commercial real estate loans may carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate because the repayment of these loans may be dependent upon the profitability and cash flows of the business or property

•

Commercial business loans carry risks associated with the successful operation of a business, which is usually the source of loan repayment, and the value of the collateral, which may depreciate over time and cannot be appraised with as much precision as residential real estate.

•

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly depreciable assets such as automobiles), or lack thereof.  Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

          The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance Loan Losses

(Dollars in thousands)	2002	2001	2000	1999	1998

Allocation of allowance for loan losses, end of year:
Real estate–residential mortgage	$573	$619	$743	$753	$667
Real estate–construction	107	263	251	160	108
Commercial, financial and agricultural	2,670	2,203	2,005	1,686	1,211
Equity lines	94	113	116	103	86
Consumer	287	290	267	380	251
Consumer finance	2,957	—	—	—	—

Unallocated	34	196	227	220	437

Balance, December 31	$6,722	$3,684	$3,609	$3,302	$2,760

Ratio of loans to total year-end loans:
Real estate – mortgage	23%	32%	37%	43%	50%
Real estate – construction	3	4	4	4	3
Commercial, financial and agricultural	47	55	49	42	36
Equity lines	4	4	5	5	5
Consumer	3	5	5	6	6
Consumer finance	20	—	—	—	—

	100%	100%	100%	100%	100%

Non-Performing Assets

          Non-performing assets of the combined retail and mortgage banking segment, as shown in Table 7, increased to $2.4 million at December 31, 2002 from $1.0 million at December 31, 2001.  The corresponding allowance for loan losses was $3.8 million at December 31, 2002 and $3.7 million at December 31, 2001.  The allowance approximates 1.40% and 1.47% of total loans outstanding at December 31, 2002 and December 31, 2001, respectively.  The increase in non-performing assets was a result of certain lending relationships being put on non-accrual status and an increase in real estate owned.  The Corporation is closely monitoring these relationships and believes the collateral securing the non-accrual loans and the loss allowances related to these loans are adequate.  During the fourth quarter of 2002, the Corporation foreclosed on two properties.  These properties are currently being marketed and management believes the properties will be sold for not less than the current carrying value.  Over the past several years, the Corporation has substantially increased its portfolio of commercial loans.  While the Corporation continues to increase its commercial loan portfolio, the portfolio also continues to become ‘‘more seasoned,” allowing management to better assess the risk associated with the portfolio.  Management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

          As shown in Table 7, the allowance for loan losses at the consumer finance segment was $2.9 million at December 31, 2002.  Dealer reserves at December 31, 2002 were $2.1 million.  Dealer reserves are established at the time a loan is made and are specific to an individual dealer.  At the time a loan is made, a reserve for the specific dealer is credited for 1.5% of future interest payments.  Loans charged off at Moore Loans are first charged to the dealer reserves, to the extent that an individual dealer has reserves, and the remainder is charged to the allowance for loan losses.  Dealer reserves are a liability of Moore Loans and payable to individual dealers upon the termination of the relationship with Moore Loans and the payment of outstanding loans associated with a specific dealer.

          During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase at the consumer finance segment.  These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default.  Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales.  Because Moore Loans focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn.  While Moore Loans seeks to manage the higher risk inherent in loans made to non-prime borrowers through underwriting criteria and collection methods it employs, no assurance can be given that these criteria or methods will afford adequate protection against these risks.  However, management believes that the current allowance for loan losses and dealer reserves are adequate to absorb any losses on existing loans in the consumer finance segment that may become uncollectible.

          Loans at the retail banking, mortgage banking and consumer finance segments are generally placed on non-accrual status when the collection of principal or interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.  Loans greater than ninety days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest.  For those loans, which are carried on non-accrual status, interest is recognized on the cash basis.

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

          For those loans, which are carried on non-accrual status, interest is recognized on the cash basis.  $157,000, $91,000 and $37,000 in additional gross interest income would have been recorded if non-accrual loans had been current throughout the period outstanding for 2002, 2001 and 2000, respectively.  Interest income received on non-accrual loans was $15,000, $2,000 and $2,000 for the periods ended December 31, 2002, 2001 and 2000, respectively.

          Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan’s observable market price) or the fair value of the collateral if the loan is collateral dependent.  The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected.  A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.  The balances of impaired loans at December 31, 2002 and 2001, were $1.7 million and $1.0 million, respectively, with no specific valuation allowance associated with these loans.  The average balances of impaired loans for 2002 and 2001 were $1.4 million and $513,000, respectively.

          Table 7 summarizes non-performing assets for the past five years.

TABLE 7: Non-Performing Assets

Retail and Mortgage Banking

(Dollars in thousands)	2002	2001	2000	1999	1998

Non-accrual loans	$1,656	$1,026	$473	$49	$463
Real estate owned	703	—	47	—	—

Total non-performing assets	$2,359	$1,026	$520	$49	$463

Accruing loans past due for 90 days or more	$69	$913	$1,586	$786	$958

Allowance for loan losses	$3,765	$3,684	$3,609	$3.302	$2.760

Non-performing assets to total loans* and real estate owned	.88%	.41%	.20%	.02%	.27%
Allowance for loan losses to total loans* and real estate owned	1.40	1.47	1.55	1.58	1.60
Allowance for loan losses to non-performing assets	159.60	359.06	694.04	6,738.78	596.11

*Total loans above excludes consumer finance loans at Moore Loans.

Consumer Finance

(Dollars in thousands)	2002	2001	2000	1999	1998

Non-accrual loans	$688	$—	$—	$—	$—

Accruing loans past due for 90 days or more	293	—	—	—	—

Allowance for loan losses	2,957	—	—	—	—

Dealer reserves	2,071	—	—	—	—

Non-accrual consumer finance loans to total consumer finance loans	1.02%	—	—	—	—
Allowance for loan losses and dealer reserves to total consumer finance loans	7.48	—	—	—	—
Allowance for loan losses and dealer reserves to total non-accrual consumer finance loans	730.81	—	—	—	—

FINANCIAL CONDITION

SUMMARY

          A financial institution’s primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities.  Effective management of these sources and uses of funds is essential in attaining a financial institution’s maximum profitability while maintaining an acceptable level of risk.

          At the end of 2002 the Corporation had total assets of $552 million, up 36.6% over the previous year-end.  In 2001, there was an increase of 16.4% in total assets over year-end 2000.  Asset growth in 2002 was principally attributable to an increase in loans at the Bank, an increase in loans held for sale at C&F Mortgage, and the acquisition of Moore Loans on September 1, 2002.

LOAN PORTFOLIO

General

          The Corporation, through the Bank, engages in a wide range of lending activities, which include the origination, primarily in its market area, of one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans.  The Corporation engages in sub-prime automobile lending through Moore Loans and in residential mortgage lending with loans sold to third party investors through C&F Mortgage.  At December 31, 2002, the Corporation’s total loans held for investment in all categories totaled $335.4 million and loans held for sale totaled $107.2 million.

Held for Investment Loan Portfolio Composition

Tables 8 and 9 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 8: Summary of Loans Held for Investment

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Real estate – residential mortgage	$75,684	$80,977	$86,453	$89,952	$86,311
Real estate – construction	8,572	8,819	9,099	7,968	5,359
Commercial, financial, and agricultural[1]	158,350	137,374	113,570	89,135	62,885
Equity lines	12,181	11,284	11,616	10,272	8,580
Consumer	13,375	11,342	12,815	12,091	9,543
Consumer finance	67,194	—	—	—	—

Total loans	335,356	249,796	233,553	209,418	172,678
Less allowance for loan losses	(6,722)	(3,684)	(3,609)	(3,302)	(2,760)

Total loans, net	$328,634	$246,112	$229,944	$206,116	$169,918

1 Includes loans secured by real estate

TABLE 9: Maturity/Repricing Schedule of Loans

	December 31, 2002

(Dollars in thousands)	Commercial, financial, and agricultural	Real estate construction

Variable Rate:
Within 1 year	$58,060	$—
1 to 5 years	14,925	—
After 5 years	7,862	—
Fixed Rate:
Within 1 year	21,241	8,572
1 to 5 years	34,504	—
After 5 years	21,758	—

Credit Policy

          The Corporation’s credit policy establishes minimum requirements and provides for appropriate limitations on overall concentration of credit within the Corporation.  The policy provides guidance in general credit policies, underwriting policies and risk management, credit approval, and administrative and problem asset management policies.  The overall goal of the Corporation’s credit policy is to ensure that loan growth is accompanied by acceptable asset quality with uniform and consistently applied approval, administration, and documentation practices and standards.

Residential Mortgage Lending – Held for Sale

          C&F Mortgage’s guidelines for underwriting conventional conforming loans comply with the underwriting criteria established by Fannie Mae and/or Freddie Mac.  The guidelines for conventional non-conforming loans are based on the requirements of private investors and information provided by third-party investors.  The guidelines used by C&F Mortgage to originate FHA-insured and VA-guaranteed loans comply with the criteria established by HUD and the VA.  The conventional loans that C&F Mortgage originates or purchases that have loan-to-value ratios greater than 80% at origination are generally covered by private mortgage insurance.  The borrower pays the cost of the insurance.

Residential Mortgage Lending – Held for Investment

          The Bank originates residential mortgage loans secured by properties located in its primary market area in southeastern Virginia.  The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate loans.  Such loans include 10 and 15-year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 30 years but subject to call after five, seven or ten years at the option of the Bank.  The Bank underwrites the loans on terms consistent with preexisting secondary mortgage market standards.

          Loans associated with residential mortgage lending are included in the real estate--residential mortgage category in Table 8.

Construction Lending

          The Bank has an active construction lending program.  The Bank makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings.  The Bank also makes construction loans for office and warehouse facilities and other nonresidential projects generally limited to borrowers that present other business opportunities for the Bank.

          The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and the guarantors of the loan.  The term for the Bank’s typical construction loan ranges from 9 to 12 months for the construction of an individual residence and from 18 months to a maximum of three years for larger residential or commercial projects.  The Bank does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan.  The Bank’s construction loans generally have a floating or variable prime rate of interest plus a margin but occasionally have a fixed interest rate.  The Bank does not generally finance the construction of commercial real estate projects built on a speculative basis.  For residential builder loans, the Bank limits the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record, and other factors.  Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80% of the property’s fair market value, or 85% of the property’s fair market value if the property will be the borrower’s primary residence.  The fair market value of a project is determined on the basis of an appraisal of the project usually conducted by an independent, outside appraiser acceptable to the Bank.  For larger projects where unit absorption or leasing is a concern, the Bank may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

          Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Bank than residential mortgage loans.  The Bank attempts to minimize such risks by making construction loans in accordance with the Bank’s underwriting standards to established customers in its primary market area and by monitoring the quality, progress, and cost of construction.  The maximum loan-to-value ratio established by the Bank for non-residential projects and multi-unit residential projects is 75%; however, this maximum can be waived for particularly strong borrowers on an exception basis.

          Loans associated with construction lending are included in the real estate—construction category in Table 8.

Consumer Lot Lending

          Consumer lot loans are loans made to individuals for the purpose of acquiring an unimproved building site for the construction of a residence to be occupied by the borrower.  Consumer lot loans are made only to individual borrowers, and each borrower generally must certify to the Bank his intention to build and occupy a single-family residence on his lot generally within three or five years of the date of origination of the loan.  These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term.  The interest rate for these loans is usually a fixed rate that is slightly higher than prevailing fixed rates for one-to-four family residential mortgage loans.  Management does not view consumer lot loans as bearing as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community.

          Loans associated with consumer lot lending are included in the real estate--construction category in Table 8.

Commercial Real Estate Lending

          The Bank’s commercial real estate loans are primarily secured by the value of real property and the income arising from such property.  The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property.  The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties.  The Bank’s present policy is generally to restrict the making of commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations.  However, the Bank will also consider making commercial real estate loans under the following two conditions.  First, the Bank will consider making commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Bank.  Second, the Bank will consider making commercial real estate loans to creditworthy borrowers who have substantially pre-leased the improvements to recognized credit quality tenants.  Generally, such loans require full amortization over a lesser term than the normal twenty-five year amortization period.

          Commercial real estate loans are usually amortized over a period of time ranging from fifteen years to twenty-five years and usually have a term to maturity ranging from five years to fifteen years.  These loans normally have provisions for interest rate adjustments generally after the loan is three to five years old.  The Bank’s maximum loan-to-value ratio for a commercial real estate loan is 80%; however, this maximum can be waived for particularly strong borrowers on an exception basis.  Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

          In recent years, the Bank has structured many of its commercial real estate loans as mini-permanent loans.  The amortization period, term, and interest rates for these loans vary based on borrower preferences and the Bank’s assessment of the loan and the degree of risk involved.  If the borrower prefers a fixed rate of interest, the Bank usually offers a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to twenty-five years.  The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term.  Additionally, the Bank offers a fixed rate of interest for up to fifteen years for loans that fully amortize during the fifteen-year term.  If the borrower prefers a variable or floating rate of interest, the Bank usually offers a loan with an interest rate indexed to the Bank’s prime rate plus a margin for a term of five years with the remaining balance of the loan due and payable in a single balloon payment at the end of five years.  Management of the Bank believes that shorter maturities for commercial real estate loans are necessary to give the Bank some protection from changes in the borrower’s business and income as well as changes in general economic conditions.  In the case of fixed-rate commercial real estate loans, shorter maturities also provide the Bank with an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with the Bank’s asset/liability management strategies.

          Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans.  Because payments on loans secured by commercial real estate are usually dependent on successful operation or management of the properties securing such loans, repayment of such loans is subject to changes in both general and local economic conditions and the borrower’s business and income.  As a result, events beyond the control of the Bank, such as a downturn in the local economy, could adversely affect the performance of the Bank’s commercial real estate loan portfolio.  The Bank seeks to minimize these risks by lending to established customers and generally restricting its commercial real estate loans to its primary market area.  Emphasis is placed on the income producing characteristics and capacity of the collateral.

          Loans associated with commercial real estate lending are included in the commercial, financial and agricultural category in Table 8.

Land Acquisition and Development Lending

          Land acquisition and development loans are loans made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings, and a variety of commercial uses.  The Bank’s present policy is to make land acquisition loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction.  The Bank will also make land acquisition and development loans to residential builders, experienced developers and others in strong financial condition in order to provide additional construction and mortgage lending opportunities for the Bank.

          Land acquisition and development loans are underwritten and processed by the Bank in much the same manner as commercial construction loans and commercial real estate loans.  The Bank uses a lower loan-to-value ratio for these types of loans, which is a maximum of 65% for unimproved land and 80% for developed lots for single-family or townhouse construction of the discounted appraised value of the property as determined in accordance with the Bank’s appraisal policies.  The maximum loan-to-value ratio can be waived for particularly strong borrowers on an exception basis.  The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to generally, a maximum of three years for other types of projects.  All land acquisition and development loans are generally further secured by one or more unconditional personal guarantees.  Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Bank carefully evaluates the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

          Loans associated with land acquisition and development lending are included in the commercial, financial and agricultural category in Table 8.

Commercial Business Lending

          Commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans.  In general, all of these credit facilities carry the unconditional guaranty of owners/stockholders.

          Revolving and operating lines of credit are typically secured by all current assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, and are re-underwritten or renewed annually.  Interest rates generally will float at a spread tied to the Bank’s prime lending rate.  Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of from two to five years, on either a fixed or floating rate basis.

          Loans associated with commercial business lending are included in the commercial, financial and agricultural category in Table 8.

Home Equity and Second Mortgage Lending

          The Bank offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes.  Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at the prime lending rate plus a spread.  Second mortgage loans are offered with fixed and adjustable rates.  Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans.  Second mortgage loans are granted for a fixed period of time, usually between five and twenty years, and home equity lines of credit are made on an open-end, revolving basis.  Home equity loans, second mortgage loans, and other consumer loans secured by a personal residence generally do not present as much risk to the Bank as other types of consumer loans.

          Loans associated with home equity and second mortgage lending are included in the equity lines category in Table 8.

Consumer Lending

          The Bank offers a variety of consumer loans, including automobile, personal (secured and unsecured), credit card, and loans secured by savings accounts or certificates of deposit.  The Bank offers consumer loans to its customers because the shorter terms and generally higher interest rates on such loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds.

          Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans.  Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral.  However, the Bank believes the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.

          Loans associated with consumer lending are included in the consumer category in Table 8.

Subprime Automobile Lending

          Moore Loans has an extensive automobile dealer network from which it buys automobile loan contracts through its branch offices.  Branch personnel have a specific credit authority based upon their experience and historical loan portfolio results, as well as established underwriting criteria.  Although the credit approval process is decentralized, Moore Loan’s application processing system includes controls designed to ensure that credit decisions comply with its underwriting policies and procedures.

          Finance contract application packages completed by prospective obligors are received from automobile dealers via facsimile or by telephone.  Once the application is received, a credit bureau report is accessed.  Moore Loan personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or deny the application.  The credit decision is based primarily on the applicant’s credit history and current employment status.

          Moore Loan’s underwriting and collateral guidelines form the basis for the credit decision.  Exceptions to credit policies and authorities must be approved by a designated credit officer.  Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest income.  Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Corporation expects to sustain a higher level of credit losses than traditional automobile financing sources.  However, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources, the impact of which should more than offset the increase in the provision for loan losses for this segment of the Corporation’s loan portfolio.

          Loans associated with subprime automobile lending are included in the consumer finance category in Table 8.

SECURITIES

TABLE 10: Maturity of Securities

	Year Ended December 31,

	2002		2001		2000

(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

U.S. government agencies and corporations:
Maturing after 5 years, but within 10 years	$—	—%	$—	—%	$4,500	7.03%
Maturing after 10 years	—	—	—	—	9,000	7.08

Total U.S. government agencies and corporations			—	—	13,500	7.07

U.S. Treasuries:
Maturing within 1 year	—	—	—	—	1,000	8.01

Maturing after 1 year, but within 5 years	—	—	—	—	—	—
Total U.S. Treasuries	—	—	—	—	1,000	8.01
Mortgage backed securities:
Maturing after 1 year, but within 5 years	4,295	4.86	1,948	5.83	—	—

Total mortgage backed securities	4,295	4.86	1,948	5.83	—	—

States and municipals:[1]
Maturing within 1 year	1,205	8.29	1,164	8.55	2,028	10.43
Maturing after 1 year, but within 5 years	5,308	7.69	4,234	8.20	4,378	8.42
Maturing after 5 years, but within 10 years	19,222	7.48	19,061	7.54	15,871	7.61
Maturing after 10 years	21,971	7.09	20,817	7.22	23,907	7.29

Total states and municipals	47,706	7.34	45,276	7.48	46,184	7.64

Total securities:[2]
Maturing within 1 year	1,205	8.29	1,164	8.55	3,028	9.63
Maturing after 1 year, but within 5 years	9,604	6.44	6,182	7.46	4,378	8.42
Maturing after 5 years, but within 10 years	19,222	7.48	19,061	7.54	20,371	7.48
Maturing after 10 years	21,971	7.09	20,817	7.22	32,907	7.24

Total securities	$52,002	7.14%	$47,224	7.41%	$60,684	7.52%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]

Total securities excludes preferred stock at amortized cost of $5,724,291, $5,899,358, and $5,504,870 at December 31, 2002, 2001, and 2000, respectively ($5,617,811, $5,468,496, and $5,054,587 estimated fair value at December 31, 2002, 2001, and 2000, respectively).

          The investment portfolio plays a primary role in the management of interest rate sensitivity of the Corporation and generates substantial interest income.  In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements.  Table 10 presents information pertaining to the composition of the securities portfolio.

          The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors.  These securities are carried at estimated fair value.

          At year-end 2002, the total fair value of securities was $60.6 million, up 12.40% from $54.0 million at year-end 2001.  Mortgage backed securities represented 7.2% of the total securities portfolio, obligations of states and political subdivisions were 83.5%, and preferred stocks were 9.3% at December 31, 2002.

          At year-end 2001, the total fair value of securities was $54.0 million, down 17.90% from $65.7 million at year-end 2000.  Mortgage backed securities represented 3.6% of the total securities portfolio, obligations of states and political subdivisions were 86.3%, and preferred stocks were 10.1% at December 31, 2001.

          The Corporation adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001 and, as permitted by the Statement, transferred securities with a book value of $33.8 million and a market value of $34.8 million to the available-for-sale category.

DEPOSITS

          The Corporation’s predominant source of funds is depository accounts.  The Corporation’s deposit base is comprised of demand deposits, savings and money market accounts, and time deposits.  The Corporation’s deposits are provided by individuals and businesses located within the communities served.

          Total deposits at December 31, 2002 increased $59.6 million, or 18.4%, over 2001.  In 2002, the growth by deposit category was a 38.7% increase in non-interest-bearing deposits, a 22.4% increase in savings and interest-bearing demand deposits and a 9.9% increase in time deposits.  Deposit growth in 2002 over 2001 was attributable to growth at existing branch locations, in particular, the two new branches that were opened in the fourth quarter of 2001.  The increase in deposits can also be attributed to investors moving funds from stocks and mutual funds to banks as a result of the decline in the value of the stock market.  In 2001, total deposits increased $33.2 million, or 11.4%, over 2000.  Deposit growth in 2001 over 2000 was attributable to growth at existing branch locations and to the opening of two new Bank branches, offset by the sale of deposits at the Bank’s Tappahannock branch during 2001.  Table 11 presents the average deposit balances and average rates paid for the years 2002, 2001 and 2000.  Table 12 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2002.

TABLE 11: Average Deposits and Rates Paid

	Year Ended December 31,

	2002		2001		2000

(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing demand deposits	$45,246		$39,240		$31,511

Interest-bearing transaction accounts	61,780	1.10%	54,481	1.92%	50,977	2.42%
Money market deposit accounts	37,021	1.88	26,290	3.05	25,938	3.38
Savings accounts	45,252	1.47	38,921	2.45	38,640	2.98
Certificates of deposit, $100M or more	38,163	3.32	32,421	5.46	22,955	5.52
Other certificates of deposit	122,238	3.76	119,535	5.55	96,004	5.42

Total interest-bearing deposits	304,434	2.59%	271,648	4.13%	234,514	4.15%

Total deposits	$349,680		$310,888		$266,025

TABLE 12: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2002

3 months or less	$9,655
3-6 months	7,099
6-12 months	17,032
Over 12 months	5,936

Total	$39,722

BORROWINGS

          The Corporation utilizes short-term borrowings to fund its day-to-day operations.  Long-term borrowings in the form of advances from the FHLB secured by a blanket floating lien on all qualifying one-to-four family residential mortgage loans held for investment, advances under a non-recourse revolving bank line of credit secured by loans at Moore Loans, subordinated debit issued to the former owners of Moore Loans and an unsecured loan from a third party financial institution.  These long-term borrowings were used to fund the acquisition of Moore loans and a portion of the related outstanding loans.

LIQUIDITY

          Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities available for sale, and investments and loans maturing within one year.  As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs.

          At December 31, 2002, cash and cash equivalents and securities classified as available for sale were 15.3% of total earning assets, compared to 17.9% at December 31, 2001.

          Additional sources of liquidity available to the Corporation include the capacity to borrow additional funds through an established federal funds line with a regional correspondent bank of $9.1 million that had no outstanding balance as of December 31, 2002, through an established line with the FHLB that had $49 million outstanding under a total line of $60 million as of December 31, 2002 and a revolving line of credit with a third party bank that had $29 million outstanding under a total line of $55 million as of December 31, 2002.

CAPITAL RESOURCES

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces.  Management on an ongoing basis reviews the adequacy of the Corporation’s capital.  Management seeks to maintain a structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

          During 2001, the Corporation repurchased 59,981 shares of its common stock in the open market at prices between $14.88 and $18.00 per share.  During 2000, the Corporation repurchased 85,000 shares of its common stock, in the open market at prices between $13.69 and $17.00 per share.  These repurchases were made to reduce capital since it was high relative to the Corporation’s asset size and planned growth.  No shares were repurchased during 2002.

          The Corporation’s capital position continues to exceed regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1.  The Corporation’s Tier I capital ratio was 10.4% at December 31, 2002, compared to 13.3% at December 31, 2001.  The total capital ratio was 12.5% at December 31, 2002, compared to 14.4% at December 31, 2001.  The leverage ratio was 8.8% at December 31, 2002, compared to 10.8% at December 31, 2001.  These ratios are in excess of the mandated minimum requirements.

          Shareholders’ equity was $56.2 million at year-end 2002 compared to $44.7 million at year-end 2001.  The dividend payout ratio was 22.8%, 25.7%, and 32.7%, in 2002, 2001, and 2000, respectively.  During 2002, the Corporation paid dividends of $0.62 per share, up 6.9% from $0.58 per share paid in 2001.

          The Corporation is not aware of any current recommendations by any regulatory authorities, which, if they were implemented, would have a material effect on the Corporation’s liquidity, capital resources, or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

          In December, 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides.  This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Corporation’s financial statements.

          On March 13, 2002, the Financial Accounting Standards Board (“FASB”) determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002.  The Bank enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments).  Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives.  Accordingly, these commitments including any fees received from the potential borrower are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.  Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.  The cumulative effect of adopting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), for rate lock commitments as of December 31, 2002 was not material.  The Corporation originally adopted SFAS 133 on January 1, 2001.

          In April 2002, the FASB issued Statement No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  The amendment to FASB Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of SFAS 145 related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

          In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146 requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity.  The liability should be measured at fair value.  The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002.

          Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, SFAS 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life.  Branch acquisition transactions were outside the scope of SFAS 142 and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

          In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions (“SFAS 147”).  SFAS 147 amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of FASB Statement No. 141, Business Combinations, and SFAS 142 to branch acquisitions if such transactions meet the definition of a business combination.  The provisions of SFAS 147 do not apply to transactions between two or more mutual enterprises.  In addition, SFAS 147 amends FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”), to include in its scope core deposit intangibles of financial institutions.  Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

          The adoption of SFAS 142, 145, 146 and 147 did not, and will not, have a material impact on the Corporation’s consolidated financial statements.

          The FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Statement No. 123 (“SFAS 148”), in December 2002.  SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Finally, SFAS 148 amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), to require disclosure about the effects of stock options in interim financial information.  The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002.  The amendments to APB 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged for both amendments.  While the Corporation complies with the disclosure requirements of SFAS 148 as of December 31,

2002, the Corporation continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under SFAS 148.

EFFECTS OF INFLATION

          The effect of changing prices on financial institutions is typically different from other industries as the Corporation’s assets and liabilities are monetary in nature.  Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price-level indices.  The consolidated financial statements reflect the impacts of inflation on interest rates, loan demands, and deposits.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

          As the holding company for a commercial bank, the Corporation’s primary component of market risk is interest rate volatility.  Fluctuation in interest rates will ultimately impact the level of both income and expense recorded on a large portion of the Corporation’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity.  Since the majority of the Corporation’s interest-earning assets and all of the Corporation’s interest-bearing liabilities are held by the Bank, virtually all of the Corporation’s interest rate risk exposure lies at the Bank level.  Therefore, management of the Bank performs all significant interest rate risk management procedures.  Based on the nature of the Bank’s operations, the Bank is not subject to foreign currency exchange or commodity price risk.  The retail banking loan portfolio is concentrated primarily in the Virginia counties of King William, King and Queen, Hanover, Henrico, Chesterfield, Middlesex, New Kent, Charles City, York, and James City, and is, therefore, subject to risks associated with the local economy.  The consumer finance loan portfolio is concentrated primarily in eastern, central and southwest Virginia and portions of eastern Tennessee and is, therefore, subject to risks associated with the local economy.  As of December 31, 2002, the Corporation does not own any trading assets nor does it have any hedging transactions in place such as interest rate swaps or caps.

          The Corporation enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments).  Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives.  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 45 to 120 days.  The Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

          The Bank’s interest rate management strategy is designed to stabilize net interest income and preserve capital.  The Bank manages interest rate risk through the use of a simulation model that measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates.  In addition, the Bank monitors interest rate sensitivity through analysis, measuring the terms to maturity or next repricing date of interest-earning assets and interest-bearing liabilities.  The matching of the maturities of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are ‘‘interest rate sensitive’’ and by monitoring an institution’s interest rate sensitivity “gap.”  An asset or liability is said to be “interest rate sensitive” within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity “gap” is defined as the difference between the amount of interest-earning assets anticipated, based on certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based on certain assumptions, to mature or reprice within that same time period.  A gap is considered negative when the amount of interest-rate-sensitive liabilities maturing or repricing within a specific time period exceeds the amount of interest-rate-sensitive assets maturing or repricing within that same time period.  During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to result in an increase in net interest income.  In a declining interest rate environment, an institution with a negative gap would generally be expected, absent the effect of other factors, to experience a greater decrease in the cost of its liabilities relative to the yield of its assets and thus an increase in the institution’s net interest income, whereas an institution with a positive gap would be expected to experience the opposite result.

          Certain shortcomings are inherent in any method of analysis used to estimate a financial institution’s interest rate sensitivity gap.  The analysis is based at a given point in time and does not take into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, although certain assets and liabilities may have similar maturities or repricing, they may react differently to changes in market interest rates.  The interest rates on certain types of assets and liabilities also may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  The interest rates on loans with call features may or may not change depending on their interest rates relative to market interest rates.

          The Corporation is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative.  Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans, which may also affect the Corporation’s interest rate sensitivity gap position.

          The methodologies used for interest rate management estimate various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience.

          As part of its borrowings, the Corporation may utilize, from time to time, daily, convertible, fixed and adjustable rate advances from the FHLB.  Convertible advances generally provide for a fixed rate of interest for a portion of the term of the advance, an ability for the FHLB to convert the advance from a fixed rate to an adjustable rate at some predetermined time during the remaining term of the advance (the “conversion” feature), and a concurrent opportunity for the Corporation to prepay the advance with no prepayment penalty in the event the FHLB elects to exercise the conversion feature.  The interest rates paid on borrowings with convertible features may or may not change depending on their interest rates relative to market interest rates.  Also as part of its borrowings and in conjunction with the Moore Loans purchase, the Corporation has adjustable rate and fixed rate borrowing relationships with third party banks and subordinated fixed rate debt with the previous owners of Moore Loans.

          The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, that are subject to repricing or that mature in each of the time periods shown.  Additionally, loans, securities, and borrowings with call or convertible provisions are included in the period in which they may first be called.  Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

TABLE 13: Interest Sensitivity Analysis

	Interest-Sensitive Periods

(Dollars in thousands)	Within 90 Days	91-365 Days	1-5 Years	Over 5 Years	Total

December 31, 2002
Earning assets:
Loans, net of unearned income	$213,059	$18,168	$143,827	$67,529	$442,583
Securities	3,211	5,015	27,955	24,305	60,486
Federal funds sold and other short-term investments	6,287	—	—	—	6,287

Total earning assets	222,557	23,183	171,782	91,834	$509,356

Interest-bearing liabilities:
Interest-bearing transaction accounts	11,165	33,497	29,775	—	$74,437
Savings accounts	7,187	21,561	19,165	—	47,913
Money market deposit accounts	5,798	17,393	15,461	—	38,652
Certificates of deposit, $100M or more	9,655	24,130	5,820	117	39,722
Other certificates of deposit	31,051	64,028	33,682	646	129,407
Borrowings	60,730	5,000	25,000	3,749	94,479

Total interest-bearing liabilities	125,586	165,609	128,903	4,512	$424,610

Period gap	96,971	(142,426)	42,879	87,322
Cumulative gap	$96,971	$(45,455)	$(2,576)	$84,746
Ratio of cumulative gap to total earning assets	19.04%	(8.92)%	(0.51)%	16.64%

          Table 14 provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2002 and 2001, based on the information and assumptions set forth in the notes.  The Corporation believes that the assumptions utilized are reasonable.  The expected maturity date values for loans were calculated by adjusting the instruments’ contractual maturity date for expectations of prepayments, as set forth in the notes.  Similarly, expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding, as set forth in the notes.  From a risk management perspective, however, the Corporation utilizes both maturity and repricing dates, as opposed to solely using expected maturity dates as shown in the following schedule.

          As shown in the table, there have been no significant changes in the maturities of interest-earning assets or interest-bearing liabilities as compared to 2001 other than for overall growth.  In particular, the acquisition of Moore Loans has resulted in a large increase in fixed rate loans and borrowings.  The increase in loans held for sale maturing within one year is a result of increased production at C&F Mortgage.  All loans originated at C&F Mortgage are usually sold within one month of loan closing.  The decrease in the yield on variable rate loans and deposits, including certificates of deposits, is a result of the decrease in interest rates through 2002 and 2001.  The increase in the yield on fixed rate loans is the result of the acquisition of Moore Loans.  The rate charged on loans at Moore Loans is higher due to the inherent risk of its loan portfolio.  The increase in the rate on borrowings is a result of an increase in long-term borrowings resulting from the acquisition of Moore Loans.

TABLE 14: Maturity of Interest-Earning Assets/Interest-Bearing Liabilities

	Principal Amount Maturing in:

(Dollars in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value

Interest-Earning Assets:
Fixed rate loans [1,2]
December 31, 2002	$46,693	$31,735	$24,732	$34,965	$32,367	$34,848	$205,340	$209,878
December 31, 2001	$28,366	$14,235	$10,870	$8,154	$7,183	$49,907	$118,715	$124,139
Average interest rate
December 31, 2002	7.69%	9.64%	10.27%	12.52%	12.90%	7.77%	9.97%
December 31, 2001	8.12%	8.68%	8.43%	8.34%	8.25%	8.27%	8.30%
Variable rate loans [1,2]
December 31, 2002	$64,772	$11,983	$8,464	$6,331	$5,202	$34,056	$130,808	$134,052
December 31, 2001	$52,599	$16,492	$4,108	$4,759	$4,054	$50,026	$132,038	$135,612
Average interest rate
December 31, 2002	6.17%	6.79%	7.14%	7.33%	7.31%	7.34%	6.68%
December 31, 2001	6.78%	6.76%	9.98%	8.12%	7.96%	7.74%	7.32%
Loans held for sale
December 31, 2002	$107,227	$—	$—	$—	$—	$—	$107,227	$109,029
December 31, 2001	$69,263	$—	$—	$—	$—	$—	$69,263	$70,166
Average interest rate
December 31, 2002	6.03%	—	—	—	—	—	6.03%
December 31, 2001	6.69%	—	—	—	—	—	6.69%
Securities [3,4]
December 31, 2002	$1,205	$705	$563	$2,950	$3,113	$51,950	$60,486	$63,389
December 31, 2001	$944	$1,504	$705	$781	$1,017	$49,767	$54,718	$55,548
Average interest rate
December 31, 2002	5.66%	6.01%	5.33%	4.69%	4.96%	5.22%	5.20%
December 31, 2001	5.77%	5.85%	6.01%	5.58%	5.25%	5.27%	5.31%
Interest-Bearing Liabilities:
Money market, savings, and interest-bearing transaction accounts [5]
December 31, 2002	$96,602	$16,100	$16,100	$16,100	$16,100	$—	$161,002	$159,645
December 31, 2001	$78,905	$13,151	$13,151	$13,151	$13,151	$—	$131,509	$132,312
Average interest rate
December 31, 2002	1.08%	1.08%	1.08%	1.08%	1.08%	—	1.08%
December 31, 2001	1.79%	1.79%	1.79%	1.79%	1.79%	—	1.79%
Certificates of deposit
December 31, 2002	$128,865	$24,393	$8,193	$2,133	$5,545	$—	$169,129	$171,634
December 31, 2001	$127,590	$17,309	$5,488	$1,450	$2,077	$—	$153,914	$156,115
Average interest rate
December 31, 2002	2.91%	3.13%	4.04%	5.14%	3.99%	—	3.06%
December 31, 2001	4.40%	4.77%	5.17%	6.20%	5.00%	—	4.49%
Borrowings
December 31, 2002	$36,935	$28,795	$5,000	$5,000	$—	$18,749	$94,479	$92,624
December 31, 2001	$22,204	$5,000	$—	$—	$—	$—	$27,204	$27,190
Average interest rate
December 31, 2002	1.56%	4.15%	6.12%	2.81%	—	4.19%	3.18%
December 31, 2001	1.74%	5.35%	—	—	—	—	2.40%

[1]	Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
[2]	For single-family residential loans, assumes annual prepayment rate of 12%. No prepayment assumptions were used for all other loans.
[3]	Includes the Corporation’s investment in Federal Home Loan Bank stock.
[4]	Average interest rates are the average of stated coupon rates and have not been adjusted for taxes.
[5]	Assumes an annual decay rate of 60% for year 1 and 10% for each of the years 2 through 5.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

Assets
Cash and due from banks	$13,352,252	$10,127,368
Interest-bearing deposits in other banks	4,978,895	929,549

Total cash and cash equivalents	18,331,147	11,056,917
Securities–available for sale at fair value, amortized cost of $57,725,583 and $53,123,058, respectively	60,629,033	53,952,938
Loans held for sale, net	107,226,897	69,263,294
Loans, net of reserve for loan losses of $6,722,165 and $3,683,658, respectively	328,634,085	246,112,369
Federal Home Loan Bank stock	2,760,000	1,595,000
Corporate premises and equipment, net	14,059,837	14,638,441
Accrued interest receivable	2,270,134	2,134,218
Goodwill	7,860,063	—
Other assets	10,150,727	5,322,797

Total assets	$551,921,923	$404,075,974

Liabilities
Deposits
Non-interest-bearing demand deposits	$53,401,913	$38,489,428
Savings and interest-bearing demand deposits	161,001,850	131,508,973
Time deposits	169,129,173	153,914,100

Total deposits	383,532,936	323,912,501
Borrowings	94,478,910	27,203,667
Accrued interest payable	713,761	811,088
Other liabilities	16,962,899	7,405,695

Total liabilities	495,688,506	359,332,951

Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,649,859 and 3,526,126 shares issued and outstanding at December 31, 2002 and 2001, respectively)	3,649,859	3,526,126
Additional paid-in capital	2,506,776	46,871
Retained earnings	48,160,504	40,622,304
Accumulated other comprehensive income, net of tax of $987,172 and $282,159, respectively	1,916,278	547,722

Total shareholders’ equity	56,233,417	44,743,023

Total liabilities and shareholders’ equity	$551,921,923	$404,075,974

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

Interest income
Interest and fees on loans	$27,239,735	$24,809,972	$22,244,860
Interest on money market investments
Federal funds sold	—	2,005	—
Other money market investments	341,120	97,846	563,687
Interest on securities
U.S. Treasury securities	—	29,663	80,193
U.S. government agencies and corporations	—	439,380	953,900
Tax-exempt obligations of states and political subdivisions	2,401,869	2,385,946	2,455,762
Corporate bonds and other	637,136	469,573	123,077

Total interest income	30,619,860	28,234,385	26,421,479

Interest expense
Savings and interest-bearing deposits	2,039,202	2,799,884	3,263,427
Certificates of deposit, $100M or more	1,266,245	1,768,972	1,266,707
Other time deposits	4,592,006	6,639,327	5,202,728
Short-term borrowings and other	1,286,692	776,209	1,576,537

Total interest expense	9,184,145	11,984,392	11,309,399

Net interest income	21,435,715	16,249,993	15,112,080
Provision for loan losses	1,141,459	400,000	400,000

Net interest income after provision for loan losses	20,294,256	15,849,993	14,712,080

Other operating income
Gain on sale of loans	13,929,486	10,389,684	5,008,850
Service charges on deposit accounts	1,986,886	1,442,253	1,335,679
Other service charges and fees	3,792,210	3,210,921	1,674,937
Gain on calls of available for sale securities	42,895	6,000	100,157
Gain on sale of branch	—	1,176,279	—
Other income	1,701,391	1,195,482	825,439

Total other operating income	21,452,868	17,420,619	8,945,062

Other operating expenses
Salaries and employee benefits	18,035,723	13,442,765	9,603,442
Occupancy expenses	3,182,840	2,886,245	2,377,608
Amortization of intangible assets	187,560	267,860	275,160
Other expenses	6,439,486	5,367,223	3,742,170

Total other operating expenses	27,845,609	21,964,093	15,998,380

Income before income taxes	13,901,515	11,306,519	7,658,762
Income tax expense	4,136,827	3,317,802	1,822,731

Net income	$9,764,688	$7,988,717	$5,836,031

Earnings per common share–basic	$2.73	$2.25	$1.62

Earnings per common share–assuming dilution	$2.67	$2.23	$1.60

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 1999	$3,644,456	$14,396		$32,727,448	$(1,256,590)	$35,129,710
Repurchase of common stock	(85,000)	(114,272)		(1,130,139)	—	(1,329,411)
Stock options exercised	11,583	120,009		—	—	131,592
Comprehensive income
Net income			$5,836,031	5,836,031		5,836,031
Other comprehensive income, net of tax
Unrealized holding gains arising during the period net of tax of $475,566			923,157		923,157	923,157

Comprehensive income			$6,759,188

Cash dividends ($.53 per share)	—	—		(1,910,629)	—	(1,910,629)

Balance December 31, 2000	3,571,039	20,133		35,522,711	(333,433)	38,780,450
Repurchase of common stock	(59,981)	(121,308)		(833,031)	—	(1,014,320)
Stock options exercised	15,068	148,046		—	—	163,114
Comprehensive income
Net income			$7,988,717	7,988,717		7,988,717
Other comprehensive income, net of tax
Unrealized holding gains arising during the period net of tax of $453,928			881,155		881,155	881,155

Comprehensive income			$8,869,872

Cash dividends ($.58 per share)	—	—		(2,056,093)	—	(2,056,093)

Balance December 31, 2001	3,526,126	46,871		40,622,304	547,722	44,743,023
Issuance of common stock in connection with acquisition	100,000	2,189,000			—	2,289,000
Stock options exercised	23,733	270,905			—	294,638
Comprehensive income			$9,764,688	9,764,688		9,764,688
Net income
Other comprehensive income, net of tax
Unrealized holding gains arising during the period net of tax of $705,014			1,368,556		1,368,556	1,368,556

Comprehensive income			$11,133,244

Cash dividends ($.62 per share)	—	—		(2,226,488)	—	(2,226,488)

Balance December 31, 2002	$3,649,859	$2,506,776		$48,160,504	$1,916,278	$56,233,417

Disclosure of reclassification amount for the year ended December 31:

	2002	2001	2000

Unrealized net holding gains arising during period	$1,396,867	$885,115	$989,272
Less: reclassification adjustment for gains included in net income	28,311	3,960	66,115

Net unrealized gains on securities	$1,368,556	$881,155	$923,157

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Operating Activities:
Net income	$9,764,688	$7,988,717	$5,836,031
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,549,906	1,336,192	1,018,342
Amortization of intangible assets	187,560	267,860	275,160
Deferred income taxes	(348,500)	(37,024)	(154,178)
Provision for loan losses	1,141,459	400,000	400,000
Accretion of discounts and amortization of premiums on securities, net	84,223	(49,035)	(45,047)
Net realized gain on securities	(42,895)	(6,000)	(100,157)
Origination of loans held for sale	(782,971,539)	(627,303,955)	(294,483,773)
Sale of loans	745,007,936	575,640,825	301,770,123
Gain on sale of branch	—	(1,176,279)	—
Change in other assets and liabilities:
Accrued interest receivable	(135,916)	269,703	(267,828)
Other assets	(1,399,555)	(489,510)	(485,864)
Accrued interest payable	(97,327)	(181,764)	426,386
Other liabilities	6,214,615	4,364,534	384,756

Net cash (used in) provided by operating activities	(21,045,345)	(38,975,736)	14,573,951

Investing Activities:
Proceeds from maturities of securities held to maturity	—	—	1,060,000
Proceeds from maturities and calls of securities available for sale	6,817,897	17,297,400	906,576
Purchase of securities available for sale	(11,461,750)	(4,176,950)	(1,107,101)
Purchase of FHLB stock	(1,165,000)	—	(10,000)
Net increase in customer loans	(18,733,862)	(19,233,654)	(24,227,819)
Purchase of corporate premises and equipment	(924,518)	(6,426,178)	(2,503,902)
Sale of corporate premises and equipment	16,372	—	—
Sale of branch	—	(10,857,527)	—
Acquisition of subsidiary	(11,000,000)	—	—

Net cash used in investing activities	(36,450,861)	(23,396,909)	(25,882,246)

Financing Activities:
Net increase (decrease) in demand, interest-bearing demand and savings deposits	44,405,362	23,615,182	(3,171,413)
Net increase in time deposits	15,215,073	24,649,283	33,005,814
Net increase (decrease) in borrowings	7,081,851	13,234,494	(16,066,120)
Repurchase of common stock	—	(1,014,320)	(1,329,411)
Proceeds from exercise of stock options	294,638	163,114	131,592
Cash dividends	(2,226,488)	(2,056,093)	(1,910,629)

Net cash provided by financing activities	64,770,436	58,591,660	10,659,833

Net increase (decrease) in cash and cash equivalents	7,274,230	(3,780,985)	(648,462)
Cash and cash equivalents at beginning of year	11,056,917	14,837,902	15,486,364

Cash and cash equivalents at end of year	$18,331,147	$11,056,917	$14,837,902

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	Year Ended December 31,

	2002	2001	2000

Supplemental disclosure
Interest paid	$9,281,472	$12,166,156	$10,883,013
Income taxes paid	$4,380,493	$2,805,205	$1,735,591
Transactions related to the acquisition of subsidiary:
Increase in assets and liabilities:
Loans	$64,929,313	—	—
Other assets	11,895,668	—	—
Borrowings	57,193,392	—	—
Other liabilities	3,342,589	—	—
Issuance of debt	3,000,000	—	—
Issuance of common stock	2,289,000	—	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation and its wholly owned subsidiary, Citizens and Farmers Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies of C&F Financial Corporation and subsidiary (the ‘‘Corporation’’) conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

Nature of Operations: C&F Financial Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia.  The Corporation owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the ‘‘Bank’’), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.  The Bank offers a wide range of banking services available to both individuals and businesses.

The Bank has five wholly owned subsidiaries:  C&F Mortgage Corporation (“C&F Mortgage”), C&F Title Agency, Inc., Moore Loans, Inc. (“Moore Loans”), C&F Investment Services, Inc., and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia.  C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages.  C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage.  Moore Loans, acquired on September 1, 2002, is a leading regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia and portions of eastern Tennessee.  C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services.  C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency.  Business segment data is presented in Note 17.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Significant Group Concentrations of Credit Risk:  Substantially all of the Corporation’s lending activities are with customers located in Virginia, Maryland and portions of eastern Tennessee.  Note 3 discusses the Corporation’s investment activities and Note 4 discusses the Corporation’s lending activities.  The Corporation does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents:  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

Securities: Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent.  Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Gains or losses are recognized on trade date using the amortized cost of the specific security sold.  The Corporation does not have any securities classified as held to maturity or trading.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or estimated fair value, determined in the aggregate.  Fair value considers commitment agreements with investors and prevailing market prices.  All loans originated by C&F Mortgage are held for sale to outside investors.

Loans: The Corporation makes mortgage, commercial and consumer loans to customers.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances adjusted for charges-offs, unearned discount, any deferred fees or costs on originated loans, and the allowance for loan losses.  Unearned discounts on certain installment loans are recognized as income over the terms of the loans by a method that approximates the effective interest method.  Interest on other loans is credited to operations based on the principal amount outstanding.  Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method.  The Corporation is amortizing these amounts over the contractual life of the related loans.

Loans are generally placed on non-accrual status when the collection of principal or interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.  Loans greater than ninety days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest.  For those loans that are carried on non-accrual status, interest is recognized on the cash basis.

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.  Consistent with the Corporation’s method for non-accrual loans, interest receipts for impaired loans are recognized on the cash basis.

Allowance for Loan Losses: The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses.  Loan losses are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as loss, doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Off Balance Sheet Credit Related Financial Instruments:  In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit.  Such financial instruments are recorded when they are funded.

Rate Lock Commitments:  On March 13, 2002, the Financial Accounting Standards Board (“FASB”) determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002.  The Corporation enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments).  Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives.  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 45 to 120 days.  The Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

The cumulative effect of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), for rate lock commitments as of December 31, 2002 was not material.  The Corporation originally adopted SFAS 133 on January 1, 2001.

Federal Home Loan Bank Stock: Federal Home Loan Bank (“FHLB”) stock is stated at cost.  No ready market exists for this stock and it has no quoted market value.  For presentation purposes, such stock is assumed to have a market value that is equal to cost.  In addition, such stock is not considered a debt or equity security in accordance with Statement of Financial Accounting Standards No. 115.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Corporate Premises and Equipment: Land is carried at cost.  Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets.  Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture, and fixtures.  Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is reflected in income.

Goodwill: The Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.  Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142.

Sale of Loans:  Transfers of loans are accounted for as sales when control over the loans has been surrendered.  Control over transferred loans is deemed to be surrendered when (1) the loans have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and (3) the Corporation does not maintain effective control over the transferred loans through an agreement to repurchase them before their maturity.

Income Taxes: The Corporation determines deferred income tax assets and liabilities using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Retirement Plan:  The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period.  The aggregate cost method is utilized for funding purposes.

Stock Compensation Plans:  At December 31, 2002, the Corporation has three stock-based compensation plans, which are described more fully in Note 13.  The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,

	2002	2001	2000

Net income, as reported	$9,764,688	$7,988,717	$5,836,031
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(251,231)	(242,938)	(208,444)

Pro forma net income	$9,513,457	$7,745,779	$5,627,587

Earnings per share:
Basic – as reported	$2.73	$2.25	$1.62
Basic – pro forma	$2.66	$2.18	$1.56
Diluted – as reported	$2.67	$2.23	$1.60
Diluted – pro forma	$2.60	$2.16	$1.55

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2002	2001	2000

Dividend yield	2.8%	3.5%	3.5%
Expected life	8 years	8 years	8 years
Expected volatility	35.0%	35.0%	30.0%
Risk-free interest rate	4.2%	5.3%	5.2%

Earnings Per Common Share: Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per share calculations are presented in Note 9.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  These components are presented in the Corporation’s Consolidated Statements of Shareholders’ Equity.

Shareholders’ Equity: During 2001 the Corporation repurchased 59,981 shares of its common stock in the open market at prices between $14.88 and $18.00 per share.  During 2000, the Corporation repurchased 85,000 shares of its common stock in the open market at prices between $13.69 and $17.00 per share.  No shares were repurchased in 2002.

Reclassifications: Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NOTE 2: Acquisition

On September 1, 2002, the Corporation acquired Moore Loans.  Moore Loans is a leading regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia and portions of eastern Tennessee.  Under the terms of the acquisition, the outstanding shares of Moore Loans’ common stock were purchased for $11,000,000 in cash, $3,000,000 in subordinated notes of the Bank, 100,000 shares of the Corporation’s common stock and up to an additional $3,000,000 in cash contingent on Moore Loans attaining certain financial goals within the next three years, of which $337,000 was earned in 2002.  Also, the Corporation has guaranteed a stock price of $30 per share for shares still held by the sellers on the three-year anniversary date of the transaction.  The transaction was accounted for using the purchase method of accounting.  The purchase price of $16.3 million was allocated to the assets acquired and liabilities assumed as follows (dollars in thousands):

Loans	$64,929
Other assets	4,372
Goodwill	7,523
Liabilities assumed	(60,535)

Total purchase price	$16,289

The results of operations are included in the financial statements from the date of the acquisition.  The entire amount of the goodwill resulting from this acquisition is expected to be deductible for tax purposes.

The following table presents pro forma combined results of operations of C&F Financial Corporation and Moore Loans as if the business combination had been completed as of the beginning of each respective period:

	Year Ended December 31,

Dollars in thousands (except per share)	2002	2001

Net interest income	$27,103	$22,755
Net income	11,434	9,405
Earnings per share – assuming dilution	3.06	2.55

NOTE 3: Securities

Debt and equity securities are summarized as follows:

	December 31, 2002

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$4,295,633	$93,736	$(2,288)	$4,387,081
Obligations of states and political subdivisions	47,705,659	2,918,501	(19)	50,624,141
Preferred stock	5,724,291	231,170	(337,650)	5,617,811

	$57,725,583	$3,243,407	$(339,957)	$60,629,033

	December 31, 2001

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$1,947,440	$—	$(23,064)	$1,924,376
Obligations of states and political subdivisions	45,276,293	1,384,319	(100,546)	46,560,066
Preferred stock	5,899,325	86,840	(517,669)	5,468,496

	$53,123,058	$1,471,159	$(641,279)	$53,952,938

The amortized cost and estimated fair value of securities at December 31, 2002, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2002

Available for Sale	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,204,801	$1,216,902
Due after one year through five years	9,603,800	9,982,516
Due after five years through ten years	19,221,794	20,533,349
Due after ten years	21,970,897	23,278,455
Preferred Stock	5,724,291	5,617,811

	$57,725,583	$60,629,033

Proceeds from the maturities and calls of securities available for sale in 2002 were $6,817,897, resulting in gross realized gains of $42,895.  The amortized cost and estimated fair value of securities pledged to secure public deposits amounted to $13,192,000 and $14,123,000, respectively, at December 31, 2002.

Proceeds from the maturities and calls of securities available for sale in 2001 were $17,297,400, resulting in gross realized gains of $6,000.

Proceeds from the maturities of securities held to maturity in 2000 were $1,060,000.  There were no realized gains or losses. Proceeds from the maturities and the calls of securities available for sale in 2000 were $906,576, resulting in gross realized gains of $100,157.

The Corporation adopted SFAS 133 effective January 1, 2001 and, as permitted by the Statement, transferred securities with a book value of $33,770,000 and a market value of $34,836,000 to the available-for-sale category.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,

	2002	2001

Real estate–mortgage	$76,471,821	$81,924,063
Real estate–construction	8,575,095	8,829,850
Commercial, financial, and agricultural	158,349,956	137,374,333
Equity lines	12,181,479	11,283,617
Consumer	80,569,986	11,341,663

	336,148,337	250,753,526
Less unearned loan fees	(792,087)	(957,499)

	335,356,250	249,796,027
Less allowance for loan losses	(6,722,165)	(3,683,658)

	$328,634,085	$246,112,369

Loans on non-accrual status were $1,656,000 and $1,026,000 at December 31, 2002 and 2001, respectively.  If interest income had been recognized on non-accrual loans at their stated rates during fiscal years 2002, 2001, and 2000, interest income would have increased by approximately $157,000, $91,000, and, $37,000, respectively.  The balance of impaired loans at December 31, 2002 and 2001 was $1,656,000 and $1,026,000, respectively, with no specific valuation allowance associated with these loans.  The average balances of impaired loans for 2002 and 2001 were $1,351,000 and $513,000, respectively.

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,

	2002	2001	2000

Balance at the beginning of year	$3,683,658	$3,608,966	$3,301,778
Provision charged to operations	1,141,459	400,000	400,000
Loans charged off	(1,059,782)	(349,784)	(101,733)
Recoveries of loans previously charged off	263,660	24,476	8,921
Acquisition of Moore Loans	2,693,170	—	—

Balance at the end of year	$6,722,165	$3,683,658	$3,608,966

NOTE 6: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,

	2002	2001

Land	$3,523,577	$3,523,577
Buildings	10,491,924	10,108,440
Equipment, furniture, and fixtures	11,527,929	10,962,859

	25,543,430	24,594,876
Less accumulated depreciation	(11,483,593)	(9,956,435)

	$14,059,837	$14,638,441

NOTE 7: Time Deposits

Time deposits are summarized as follows:

	December 31,

	2002	2001

Certificates of deposit, $100M or more	$39,721,984	$38,481,546
Other time deposits	129,407,189	115,432,554

	$169,129,173	$153,914,100

Remaining maturities on time deposits at December 31, 2002 are as follows:

2003	$128,864,921
2004	24,392,960
2005	8,193,267
2006	2,132,811
2007	5,545,214

$169,129,173

NOTE 8: Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold.  Balances outstanding under repurchase agreements were $7.9 million on December 31, 2002 and $5.2 million on December 31, 2001.  Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate mortgage loans secured by one-to-four family residential properties.  Short-term advances from the FHLB were $29.0 million on December 31, 2002 and $17.0 million on December 31, 2001.

The table below presents selected information on short-term borrowings:

	December 31,

	2002	2001

Balance outstanding at year end	$36,934,633	$22,203,667
Maximum balance at any month-end during the year	$36,934,633	$25,666,748
Average balance for the year	$13,582,796	$14,628,473
Weighted average rate for the year	2.93%	4.26%
Weighted average rate on borrowings at year-end	1.65%	1.86%
Estimated fair value	$36,934,633	$22,203,667

Long-term borrowings consist of:  advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate mortgage loans held for investment and secured by one-to-four family residential properties; advances under a non-recourse revolving bank line of credit secured by loans at Moore Loans; subordinated debt issued to the former owners of Moore Loans; and an unsecured loan from a third party financial institution.  These long-term borrowings were used to fund the acquisition of Moore Loans and the related outstanding loans.

Advances from the FHLB at December 31, 2002 consist of $5 million at 2.8% which matures in five years with a three year call provision, $10 million at 3.24% which matures in ten years with a five year call provision and $5 million at 3.25% which matures in ten years with a five year call provision.  The interest rate on the revolving bank line of credit floats at LIBOR plus 250 basis points, and the outstanding balance as of December 31, 2002 was $28.8 million, which matures in three years.  The $3.7 million subordinated notes bear interest at 8.0% and mature in seven years.  The interest rate on the $5.0 million loan from the third party financial institution is fixed at 6.0% and matures in five years.

The contractual maturities of long-term borrowings, excluding call provisions, at December 31, 2002 are as follows:

	Fixed Rate	Floating Rate	Total

2003	$—	$—	$—
2004	—	—	—
2005	—	28,795,202	28,795,202
2006	—	—	—
2007	10,000,000	—	10,000,000
Thereafter	18,749,075	—	18,749,075

Total long-term borrowings	$28,749,075	$28,795,202	$57,544,277

At December 31, 2001, adjustable-rate advances totaled $5,000,000 with an interest rate of 5.45% and a maturity date of May 19, 2003.

The Corporation’s unused lines of credit for future borrowings totals approximately $46.5 million at December 31, 2002, which consists of $11.2 million for advances from the FHLB, $26.2 million on the revolving bank line of credit and $9.1 million under a federal funds agreement with a third party financial institution.

NOTE 9: Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.

	December 31,

	2002	2001	2000

Weighted average number of common shares used in earnings per common share–basic	3,571,057	3,547,873	3,608,673
Effect of dilutive securities:
Stock options	81,611	39,434	31,641

Weighted average number of common shares used in earnings per common share–assuming dilution	3,652,668	3,587,307	3,640,314

Options on approximately 2,000, 89,000 and 175,000 shares were not included in computing earnings per common share–assuming dilution for the years ended December 31, 2002, 2001, and 2000, respectively, because their effects were antidilutive.

NOTE 10: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,

	2002	2001	2000

Current taxes	$4,485,327	$3,354,826	$1,976,909
Deferred taxes	(348,500)	(37,024)	(154,178)

	$4,136,827	$3,317,802	$1,822,731

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,

	2002	Percent of Pre-tax Income	2001	Percent of Pre-tax Income	2000	Percent of Pre-tax Income

Income tax computed at federal statutory rates	$4,726,515	34.0%	$3,844,216	34.0%	$2,603,979	34.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(831,105)	(6.0)	(850,319)	(7.5)	(879,995)	(11.5)
Reduction of interest expense incurred to carry tax-exempt assets	68,113.5		105,654.9		116,418	1.5
State income taxes, net of federal tax benefit	315,118	2.3	203,782	1.8	59,348.8
Tax effect of dividends-received deduction on preferred stock	(87,865)	(.6)	(82,712)	(.7)	(83,036)	(1.1)
Other	(53,949)	(.4)	97,181.8		6,017.1

	$4,136,827	29.8%	$3,317,802	29.3%	$1,822,731	23.8%

Other assets include deferred income taxes of $987,125 and $1,343,638 at December 31, 2002 and 2001, respectively.  The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,

	2002	2001

Deferred tax asset
Allowance for loan losses	$1,304,870	$1,136,137
Deferred compensation	526,462	348,194
Interest on non-accrual loans	84,401	30,869
Intangible asset	48,962	73,321
Depreciation	7,452	—
Other	51,685	54,718

Deferred tax asset	2,023,832	1,643,239

Deferred tax liability
Depreciation	—	(17,442)
Accrued pension	(49,535)	—
Net unrealized gain on securities available for sale	(987,172)	(282,159)

Deferred tax liability	(1,036,707)	(299,601)

Net deferred tax asset	$987,125	$1,343,638

NOTE 11: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the ‘‘Profit-Sharing Plan’’) sponsored by the Virginia Bankers Association.  The Profit-Sharing Plan was amended effective January 1, 1997, to include a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 15% of compensation (with a partial company match), subject to statutory limitations.  The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings.  All full-time employees who have attained the age of eighteen and have at least three months of service are eligible to participate.  Contributions and earnings may be invested in various investment vehicles offered through the Virginia Bankers Association.  Contributions and earnings are tax-deferred.  An employee is 20% vested after two years of service, 40% after three years, 60% after four years, 80% after five years, and fully vested after six years.  The amounts charged to expense under this plan were $382,190, $385,805, and $347,552, in 2002, 2001 and 2000, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a maximum voluntary salary deferral of up to 15% of compensation, subject to statutory limitations.  All full-time employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date.  C&F Mortgage reserves the right for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s yearly contributions.  An employee is vested 25% after two years of service, 50% after three years of service, 75% after four years of service, and fully vested after five years.  The amounts charged to expense under this plan were $411,909,  $279,500, and $53,000 for 2002, 2001 and 2000, respectively.

Moore Loans has a profit sharing plan for the benefit of all eligible employees.  Eligible employees include all full time employees that have at least six months of service on the enrollment dates of July 1 or January 1.  Contributions are discretionary.  The allocation of the contribution is based upon a percentage of eligible employee salaries.  The amount charged to expense under this plan was $12,000 in 2002.

Individual performance bonuses are awarded annually to selected members of management under a management incentive bonus policy adopted by the Bank effective January 1, 1987.  The Bank Board approves awards.  In determining the management awards, the Company’s total performance, including its growth rate, returns on average assets and equity, and absolute level of income are considered.  In addition, the Bank Board considers the individual performance of the members of management who may receive awards.  The expense for these bonus awards is accrued in the year of the specified performance.  Expenses under this plan were $286,500, $242,500, and $204,300, in 2002, 2001, and 2000, respectively.

The Bank has a non-qualified defined contribution plan for certain executives.  The plan allows for elective salary and bonus deferrals.  The plan also allows for employer contributions to make up for arbitrary limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing/401(k) Plans and to enhance retirement benefits by providing supplemental contributions from time to time.  Expenses under this plan were $34,902, $32,350 and $25,200 in 2002, 2001 and 2000, respectively.

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

	Year Ended December 31,

	2002	2001

Change in Benefit Obligation
Benefit obligation, beginning	$2,352,742	$2,017,537
Service cost	238,559	227,178
Interest cost	176,325	151,185
Plan amendments	81,667	—
Actuarial (gain)/loss	329,583	(39,910)
Benefits paid	(97,023)	(3,248)

Benefit obligation, ending	$3,081,853	$2,352,742

Change in Plan Assets
Fair value of plan assets, beginning	$2,221,246	$2,212,205
Actual return on plan assets	(161,714)	(312,236)
Employer contributions	365,350	324,525
Benefits paid	(97,023)	(3,248)

Fair value of plan assets, ending	$2,327,859	$2,221,246

Funded status	$(753,994)	$(131,496)
Unrecognized net actuarial gain	835,696	160,991
Unrecognized net obligation at transition	(48,721)	(54,134)
Unrecognized prior service cost	112,714	34,151

Prepaid benefit cost	$145,695	$9,512

	Year Ended December 31,

	2002	2001	2000

Components of Net Periodic Benefit Cost
Service cost	$238,559	$227,178	$178,489
Interest cost	176,325	151,185	130,501
Expected return on plan assets	(183,408)	(193,322)	(149,027)
Amortization of prior service cost	3,104	3,104	3,104
Amortization of net obligation at transition	(5,413)	(5,413)	(5,413)
Recognized net actuarial gain	—	(5,060)	(3,970)

Net periodic benefit cost	$229,167	$177,672	$153,684

Weighted-Average Assumptions as of December 31
Discount rate	7.0%	7.5%	7.5%
Expected return on plan assets	9.0	9.0	9.0
Rate of compensation increase	4.0	4.0	4.0

NOTE 12: Related Party Transactions

Loans to directors and officers totaled $879,000 and $1,040,000 at December 31, 2002 and 2001, respectively.  New advances to directors and officers totaled $557,000 and repayments totaled $718,000 in the year ended December 31, 2002.

NOTE 13: Stock Options

Under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the “Plan’’), options to purchase common stock are granted to certain key employees of the Corporation.  Options are issued to employees at a price equal to the fair market value of common stock at the date granted.  For options granted prior to December 21, 1999, one-third of the options granted are exercisable commencing one year after the grant date with an additional one-third becoming exercisable after each of the following two years.  Options granted on or after

December 21, 1999, become exercisable five years after the grant date.  The maximum aggregate number of shares that may be issued pursuant to awards made under the Plan shall not exceed 500,000.  All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the ‘‘Director Plan’’).  In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance.  Under the Director Plan, options to purchase common stock may be granted to non-employee directors of the Bank.  Options are issued to non-employee directors at a price equal to the fair market value of common stock at the date granted.  The options granted are exercisable twelve months after grant. All options expire ten years from the grant date.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan.  Under this plan, options to purchase common stock are granted to non-employee regional directors of Citizens & Commerce Bank, a division of the Bank.  Options are issued to non-employee regional directors at a price equal to the fair market value of common stock at the date granted.  One third of the options granted become exercisable commencing one year after the grant date with an additional one-third becoming exercisable after each of the following two years.  All options expire ten years from the grant date.

Transactions under the various plans for the periods indicated were as follows:

	2002		2001		2000

	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*

Outstanding at beginning of year	311,311	$15.97	262,429	$14.93	208,444	$14.37
Granted	82,450	22.70	71,650	18.55	69,800	15.80
Exercised	(22,066)	10.89	(15,068)	9.71	(11,583)	9.62
Canceled	(4,800)	16.13	(7,700)	17.12	(4,232)	16.22

Outstanding at end of year	366,895	$17.78	311,311	$15.97	262,429	$14.93

*Weighted average

Options exercisable at year-end	134,395	139,051	122,730
Weighted-average fair value of options granted during the year	$7.57	$5.95	$4.57

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2002	Remaining Contractual Life	Exercise Price*	Number Exercisable at December 31, 2002	Exercise Price*

$9.13 to $12.50	52,212	3.97	$10.85	52,212	$10.85
$15.75 to $23.49	314,683	8.33	18.93	82,183	18.08

$9.13 to $23.49	366,895	7.71	$17.78	134,395	$15.27

*Weighted average

NOTE 14: Regulatory Requirements and Restrictions

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Corporation’s and the Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined) less goodwill.  For both the Corporation and the Bank, Tier I capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale and goodwill, and total capital consists of Tier I capital and a portion of the allowance for loan losses.  Risk-weighted assets for the Corporation and the Bank were $444.3 million and $435.9 million, respectively, at December 31, 2002 and $325.4 million and $317.2 million, respectively, at December 31, 2001.  Management believes, as of December 31, 2002, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Corporation	$55,322	12.5%	$35,548	8.0%	N/A	N/A
Bank	51,441	11.8	34,870	8.0	$43,588	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	46,002	10.4	17,774	4.0	N/A	N/A
Bank	42,228	9.7	17,435	4.0	26,153	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	46,002	8.8	20,805	4.0	N/A	N/A
Bank	42,228	8.3	20,450	4.0	25,562	5.0
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)
Corporation	$46,793	14.4%	$26,030	8.0%	N/A	N/A
Bank	38,999	12.3	25,376	8.0	$31,720	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	43,110	13.3	13,015	4.0	N/A	N/A
Bank	35,346	11.1	12,688	4.0	19,032	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	43,110	10.8	16,027	4.0	N/A	N/A
Bank	35,346	9.0	15,716	4.0	19,645	5.0

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

NOTE 15: Commitments and Financial Instruments with Off-Balance-Sheet Risk

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Collateral is obtained based on management’s credit assessment of the customer.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding.  Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The total amount of loan commitments was $46,327,000 and $45,374,000 at December 31, 2002 and 2001, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $3,084,000 and $3,943,000 at December 31, 2002 and 2001, respectively.

At December 31, 2002, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $73.5 million and loans held for sale of $107.2 million.  C&F Mortgage has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans of approximately $180.7 million.  These commitments to sell loans are designed to eliminate C&F Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation.  Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loan.  Recourse periods vary from ninety days up to one year and conditions for repurchase vary with the investor.  Mortgages subject to recourse are collateralized by single-family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance, or are insured or guaranteed by an agency of the U.S. Government.  Risks also arise from the possible inability of counterparties to meet the terms of their contracts.  C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

C&F Mortgage and Moore Loans are committed under noncancelable operating leases for certain office locations.  Rent expense associated with these operating leases was $401,000, $580,000, and $411,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

Future minimum lease payments due under these leases as of December 31, 2002 are as follows:

2003	$266,962
2004	127,524
2005	110,538
2006	113,850
2007	87,291
Thereafter	—

$706,165

As of December 31, 2002, the Corporation had $13,271,000 in deposits in financial institutions in excess of amounts insured by the FDIC.

NOTE 16: Fair Market Value of Financial Instruments and Interest Rate Risk

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

Letters of credit.  The contract amount of standby letters of credit approximates fair value.

Unused portions of lines of credit.  The contract amount of the unused portions of lines of credit approximates fair value.

	December 31,

	2002		2001

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and short-term investments	$18,331	$18,331	$11,057	$11,057
Securities	60,629	60,629	53,952	53,952
Net loans	328,634	336,416	246,112	255,110
Loans held for sale, net	107,227	109,029	69,263	70,166
Accrued interest receivable	2,270	2,270	2,134	2,134
Financial liabilities:
Demand deposits	214,404	213,047	169,998	170,802
Time deposits	169,129	171,634	153,914	156,115
Borrowings	94,479	92,624	27,204	27,190
Accrued interest payable	714	714	811	811
Off-balance-sheet items:
Letters of credit	—	3,084	—	3,943
Unused portions of lines of credit	—	46,327	—	45,374

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to manage interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

NOTE 17: Business Segments

The Corporation operates in a decentralized fashion in three principal business segments; retail banking, mortgage banking and consumer finance.  Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services.  Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income.  Revenues from consumer finance consist primarily of interest earned on automobile loans.  The Corporation also has an investment company, an insurance company and a title company subsidiary that derive revenues from brokerage, insurance and title insurance services.  The results of these subsidiaries are not significant to the Corporation as a whole and have been included in ‘‘Other.’’  The following table presents segment information for the years ended December 31, 2002, 2001, and 2000.

	Year Ended December 31, 2002

(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated

Revenues:
Interest income	$24,858	$3,376	$3,756	$—	$(1,370)	$30,620
Gain on sale of loans	—	13,929	—	—	—	13,929
Other	3,098	3,272	21	1,133	—	7,524

Total operating income	27,956	20,577	3,777	1,133	(1,370)	52,073

Expenses:
Interest expense	8,622	1,003	929	—	(1370)	9,184
Salaries and employee benefits	7,157	9,934	505	440	—	18,036
Other	6,191	3,427	1,130	203	—	10,951

Total operating expenses	21,970	14,364	2,564	643	(1,370)	$38,171

Income before income taxes	$5,986	$6,213	$1,213	$490	$—	$13,902

Total assets	$496,265	$112,770	$76,307	$32	$(133,452)	$551,922
Goodwill	$—	$—	$7,860	$—	$—	$7,860

Capital expenditures	$645	$256	$16	$8	$—	$925

	Year Ended December 31, 2001

(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated

Revenues:
Interest income	$26,848	$2,931	$—	$—	$(1,545)	$28,234
Gain on sale of loans	—	10,390	—	—	—	10,390
Other	3,340	2,690	—	1,001	—	7,031

Total operating income	30,188	16,011	—	1,001	(1,545)	45,655

Expenses:
Interest expense	11,984	1,545	—	—	(1,545)	11,984
Salaries and employee benefits	6,372	6,681	—	390	—	13,443
Other	5,465	3,296	—	160	—	8,921

Total operating expenses	23,821	11,522	—	550	(1,545)	34,348

Income before income taxes	$6,367	$4,489	$—	$451	$—	$11,307

Total assets	$389,426	$74,701	$—	$52	$(60,103)	$404,076
Goodwill	$—	$—	$—	$—	$—	$—

Capital expenditures	$6,121	$304	$—	$—	$—	$6,426

	Year Ended December 31, 2000

(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated

Revenues:
Interest income	$25,974	$1,298	$—	$—	$(851)	$26,421
Gain on sale of loans	—	5,009	—	—	—	5,009
Other	2,036	1,183	—	717	—	3,936

Total operating income	28,010	7,490	—	717	(851)	35,366

Expenses:
Interest expense	11,309	851	—	—	(851)	11,309
Salaries and employee benefits	5,829	3,368	—	406	—	9,603
Other	4,387	2,283	—	125	—	6,795

Total operating expenses	21,525	6,502	—	531	(851)	27,707

Income before income taxes	$6,485	$988	$—	$186	$—	$7,659

Total assets	$339,877	$23,946	$—	$9	$(16,360)	$347,472
Goodwill	$—	$—	$—	$—	$—	$—

Capital expenditures	$2,361	$145	$—	$—	$—	$2,506

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

NOTE 18: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,

Balance Sheets	2002	2001

Assets
Cash	$848,884	$92,211
Securities available for sale	5,617,811	5,468,496
Other assets	2,574,108	2,682,061
Investments in subsidiary	52,403,842	36,695,062

Total assets	$61,444,645	$44,937,830

Liabilities and shareholders’ equity
Borrowings	$5,000,000	$—
Other liabilities	211,228	194,807
Shareholders’ equity	56,233,417	44,743,023

Total liabilities and shareholders’ equity	$61,444,645	$44,937,830

	Year Ended December 31,

Statements of Income	2002	2001	2000

Interest income on securities	$369,181	$347,529	$354,357
Interest income on loans	163,506	162,796	184,000
Interest expense on borrowings	(98,100)	—	—
Dividends received from bank subsidiary	2,226,488	3,408,649	2,940,632
Equity in undistributed net income of subsidiary	7,265,302	4,219,625	2,459,459
Other income	15,917	5,124	94,630
Other expenses	(177,606)	(155,006)	(197,047)

Net income	$9,764,688	$7,988,717	$5,836,031

	Year Ended December 31,

Statements of Cash Flows	2002	2001	2000

Operating activities:
Net income	$9,764,688	$7,988,717	$5,836,031
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(7,265,302)	(4,219,625)	(2,459,459)
Net gain on securities	(7,481)	—	—
Provision for losses on preferred stock	40,000	—	—
Increase in other assets	(2,318)	(486,288)	(237,372)
Increase in other liabilities	16,421	49,088	80,369

Net cash provided by operating activities	2,546,008	3,331,892	3,219,569

Investing activities:
Increase in investment in subsidiary	(5,000,000)	—	—
Proceeds from maturities and calls of securities	523,945	50,000	811,945
Purchase of securities	(381,430)	(444,455)	(1,107,101)

Net cash used in investing activities	(4,857,485)	(394,455)	(295,156)

Financing activities:
Proceeds from borrowing	5,000,000	—	—
Repurchase of common stock	—	(1,014,320)	(1,329,411)
Dividends paid	(2,226,488)	(2,056,093)	(1,910,629)
Proceeds from the issuance of stock	294,638	163,114	131,592

Net cash provided by (used in) financing activities	3,068,150	(2,907,299)	(3,108,448)

Net increase (decrease) in cash and cash equivalents	756,673	30,138	(184,035)
Cash at beginning of year	92,211	62,073	246,108

Cash at end of year	$848,884	$92,211	$62,073

NOTE 19: Quarterly Condensed Statements of Income—Unaudited

	2002 Quarter Ended

Dollars in thousands (except per share)	March 31	June 30	September 30	December 31

Total interest income	$6,552	$6,405	$7,642	$10,021
Net interest income after provision for loan losses	4,149	4,221	5,107	6,817
Other income	4,081	4,981	5,712	6,679
Other expenses	5,720	6,069	6,887	9,170
Income before income taxes	2,510	3,133	3,932	4,326
Net income	1,810	2,307	2,690	2,958
Earnings per common share—assuming dilution	$.50	$.64	$.74	$.79
Dividends per common share	.15	.15	.16	.16

	2001 Quarter Ended

Dollars in thousands (except per share)	March 31	June 30	September 30	December 31

Total interest income	$6,915	$7,222	$7,095	$7,002
Net interest income after provision for loan losses	3,667	3,924	4,014	4,245
Other income	2,958	3,882	4,436	6,145
Other expenses	4,626	5,196	5,460	6,682
Income before income taxes	1,999	2,610	2,990	3,708
Net income	1,497	1,866	2,090	2,536
Earnings per common share—assuming dilution	$.42	$.52	$.58	$.71
Dividends per common share	.14	.14	.15	.15

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Shareholders
C&F Financial Corporation

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ YOUNT, HYDE & BARBOUR, P.C.

January 20, 2003

Winchester, Virginia

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information with respect to the Directors of the Corporation is contained on pages 3 through 4 of the 2003 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference.  The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 14 of the 2003 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.  The information concerning Executive Officers of the Corporation is included in Part I of this Form 10-K under the caption, “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

          The information contained on pages 6 through 7 of the 2003 Proxy Statement under the caption, “Executive Compensation,” is incorporated herein by reference.  The information regarding Director compensation contained on page 5 of the 2003 Proxy Statement under the caption, “Directors Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information contained on pages 2 through 3 of the 2003 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

          The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	358,895	$17.72	235,580	(3)
Equity compensation plan not approved by shareholders (2)	8,000	$20.31	17,000	(4)

Total	366,895	$17.78	252,580

(1)

This plan category consists of (i) the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (“Incentive Plan”) and (ii) the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (“Director Plan”).

(2)

This plan category consists solely of the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (“Regional Director Plan”).  The Board of Directors of the Corporation adopted the Regional Director Plan on October 19, 1999.  This plan will expire on October 18, 2009, unless sooner terminated by the Corporation’s Board of Directors.  The Regional Director Plan makes available up to 25,000 shares of common stock for awards to eligible members of the regional board of Citizens and Commerce Bank, a division of the Bank, or any other regional board of the Corporation, the Bank, any other division of the Bank or any other affiliate of the Corporation approved for participation in the Regional Director Plan, in the form of stock options.  The purpose of the Regional Director Plan is to promote a greater identity of interest between regional directors and the Corporation’s shareholders by increasing the ownership of the regional directors in the Corporation’s equity securities through the receipt of awards in the form of options.  All regional directors who are not employees or directors of the Corporation, the Bank or any other affiliate of the Corporation are eligible for awards under the Regional Director Plan.  This plan is administered by a Stock Option Committee consisting of one or more persons appointed by the Corporation’s Board of Directors who are members of the Corporation’s Board.

(3)	Includes 145,330 shares available to be granted in the form of options under the Incentive Plan and 90,250 shares available to be granted in the form of options under the Director Plan.
(4)	Includes 17,000 shares to be granted in the form of options under the Regional Director Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained on page 5 of the 2003 Proxy Statement under the caption,  “Interest of Management in Certain Transactions,” is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

          Within the 90 days prior to the filing of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic SEC filings.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15 (a)	Exhibits

	Exhibit No. 3:	Articles of Incorporation and Bylaws

	3.1	Articles of Incorporation of C&F Financial Corporation, filed as Exhibit No. 3.1 to Form 10-KSB filed March 29, 1996, is incorporated herein by reference.
	3.2	Bylaws of C&F Financial Corporation, filed as Exhibit 3.2, respectively, to Form 10-KSB filed March 29, 1996, is incorporated herein by reference.

	Exhibit No. 10:	Material Contracts

10.1

Change in Control Agreement dated December 16, 1997 between C&F Financial Corporation and Larry G. Dillon, filed as Exhibit No. 10 to Form 10-K filed March 23, 1998, is incorporated herein by reference.

	10.3	Change in Control Agreement dated April 16, 2002 between C&F Financial Corporation and Thomas F. Cherry, filed herewith.
	10.4	C&F Executive’s Deferred Compensation Plan, filed as Exhibit 10.3 to Form 10-K filed March 15, 2002, is incorporated herein by reference.
	10.5	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan, filed as Exhibit 4.3 to Form S-8 filed May 1, 2000, is incorporated herein by reference.
	10.6	C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan, filed as Exhibit 4.3 to Form S-8 filed September 18, 1998, is incorporated herein by reference.
	10.7	C&F Financial Corporation 1999 Regional Director Stock Compensation Plan, filed as Exhibit 4.3 to Form S-8 filed October 22, 1999, is incorporated herein by reference.
	10.8	Written Description of Management Incentive Bonus Policy, filed herewith.
10.9

Stock Purchase Agreement by and between Citizens and Farmers Bank, C&F Financial Corporation, Moore Loans, Inc., Abby W. Moore, Joanne Moore and John D. Moore dated as of August 30, 2002, filed as Exhibit 2.1 to Form 8-K filed on September 3, 2002, is incorporated herein by reference.

	Exhibit No. 13:	C&F Financial Corporation 2002 Annual Report to Shareholders

	Exhibit No. 21:	Subsidiaries of the Registrant

Citizens and Farmers Bank, incorporated in the Commonwealth of Virginia (100% owned)

Exhibit No. 23:		Consents of experts and counsel

	23.1	Consent of Yount, Hyde & Barbour, P.C.

15 (b)	Reports on Form 8-K filed in the fourth quarter of 2002:

On October 1, 2002, the Corporation filed an amended report on Form 8-K/A to provide the financial statements of Moore Loans, Inc. and pro forma financial information reflecting the pro forma effects of the Corporation’s acquisition of Moore Loans, Inc.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C&F Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

C&F FINANCIAL CORPORATION

/s/ LARRY G. DILLON	/s/ THOMAS F. CHERRY

Larry G. Dillon Chairman, President and Chief Executive Officer (Principal Executive Officer)	Thomas F. Cherry Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 14, 2003	Date: March 14, 2003

(Certification of CEO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 is enclosed separately as correspondence with this filing.)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ J. P. CAUSEY JR.	Date: March 14, 2003

J. P. Causey Jr., Director

/s/ BARRY R. CHERNACK	Date: March 14, 2003

Barry R. Chernack, Director

/s/ LARRY G. DILLON	Date: March 14, 2003

Larry G. Dillon, Director

/s/ JAMES H. HUDSON III	Date: March 14, 2003

James H. Hudson III, Director

/s/ JOSHUA H. LAWSON	Date: March 14, 2003

Joshua H. Lawson, Director

/s/ WILLIAM E. O’CONNELL JR.	Date: March 14, 2003

William E. O’Connell Jr., Director

/s/ PAUL C. ROBINSON	Date: March 14, 2003

Paul C. Robinson, Director

CERTIFICATIONS

I, Larry G. Dillon, certify that:

1. I have reviewed this annual report on Form 10-K of C&F Financial Corporation;

                    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                    4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                    6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 14, 2003	/s/ LARRY G. DILLON

Larry G. Dillon, Chairman and President

I, Thomas F. Cherry, certify that:

1. I have reviewed this annual report on Form 10-K of C&F Financial Corporation;

                    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                    4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                    6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 14, 2003	/s/ THOMAS F. CHERRY

Thomas F. Cherry, Chief Financial Officer and Chief Accounting Officer