Form 10-Q
period 2003-03-31
C & F FINANCIAL CORP
filed 2003-05-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from to

Commission file number 000-23423

C&F Financial Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-1680165
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Eighth and Main Streets West Point VA	23181
(Address of principal executive offices)	(Zip Code)

(804) 843-2360

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,592,009 as of May 8, 2003.

Page

Part I - Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$11,775	$13,352
Interest-bearing deposits in other banks	5,181	4,979

Total cash and cash equivalents	16,956	18,331
Securities-available for sale at fair value, amortized cost of $58,303 and $57,726, respectively	61,794	60,629
Loans held for sale, net	89,334	107,227
Loans, net	333,642	328,634
Federal Home Loan Bank stock	2,072	2,760
Corporate premises and equipment, net of accumulated depreciation	13,927	14,060
Accrued interest receivable	2,594	2,270
Goodwill	7,860	7,860
Other assets	10,279	10,151

Total assets	$538,458	$551,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$52,935	$53,402
Savings and interest-bearing demand deposits	163,989	161,002
Time deposits	172,187	169,129

Total deposits	389,111	383,533
Borrowings	74,265	94,479
Accrued interest payable	696	714
Other liabilities	17,105	16,963

Total liabilities	481,177	495,689

Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,585,809 and 3,649,859 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively)	3,586	3,650
Additional paid-in capital	539	2,506
Retained earnings	50,852	48,161
Accumulated other comprehensive income net of tax of $1,187 and $987, respectively	2,304	1,916

Total shareholders’ equity	57,281	56,233

Total liabilities and shareholders’ equity	$538,458	$551,922

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2003	2002
Interest income
Interest and fees on loans	$8,762	$5,770
Interest on other market investments	36	68
Interest on securities
U.S. government agencies and corporations	3	—
Tax-exempt obligations of states and political subdivisions	592	578
Corporate bonds and other	145	136

Total interest income	9,538	6,552

Interest expense
Savings and interest-bearing deposits	418	610
Certificates of deposit, $100,000 or more	270	362
Other time deposits	933	1,251
Short-term borrowings and other	694	105

Total interest expense	2,315	2,328

Net interest income	7,223	4,224
Provision for loan losses	538	75

Net interest income after provision for loan losses	6,685	4,149

Other operating income
Gain on sale of loans	4,823	2,594
Service charges on deposit accounts	580	413
Other service charges and fees	1,041	731
Gain on maturities and calls of available for sale securities	40	15
Other income	360	328

Total other operating income	6,844	4,081

Other operating expenses
Salaries and employee benefits	5,789	3,735
Occupancy expenses	874	775
Amortization of intangible assets	42	47
Other expenses	1,976	1,163

Total other operating expenses	8,681	5,720

Income before income taxes	4,848	2,510
Income tax expense	1,584	700

Net income	$3,264	$1,810

Per share data
Net income – basic	$.90	$.51
Net income – assuming dilution	$.87	$.50
Cash dividends paid and declared	$.16	$.15
Weighted average number of shares – basic	3,634,179	3,529,267
Weighted average number of shares – assuming dilution	3,763,867	3,595,822

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Beginning Balance
December 31, 2002	$3,650	$2,506		$48,161	$1,916	$56,233

Comprehensive income
Net income			$3,264	3,264		3,264
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment			388		388	388

Comprehensive income			$3,652

Stock options exercised	16	215		—	—	231
Repurchase of common stock	(80)	(2,182)		—	—	(2,262)
Cash dividends	—	—		(573)	—	(573)

Balance March 31, 2003	$3,586	$539		$50,852	$2,304	$57,281

Disclosure of Reclassification Amount:
Unrealized net holding gains arising during period			$414
Less: reclassification adjustment for gains included in net income			(26)

Net unrealized gains on securities			$388

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

Beginning Balance
December 31, 2001	$3,526	$47		$40,622	$548	$44,743
Comprehensive income
Net income			$1,810	1,810		1,810
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment			58		58	58

Comprehensive income			$1,868

Stock options exercised	5	69		—	—	74
Cash dividends	—	—		(530)	—	(530)

Balance March 31, 2002	$3,531	$116		$41,902	$606	$46,155

Disclosure of Reclassification Amount:
Unrealized net holding gains arising during period			$68
Less: reclassification adjustment for gains included in net income			(10)

Net unrealized gains on securities			$58

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$3,264	$1,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	396	412
Amortization of intangible assets	42	47
Provision for loan losses	538	75
Accretion of discounts and amortization of premiums on investment securities, net	21	(3)
Net realized gain on securities	(40)	(15)
Proceeds from sale of loans	259,936	156,961
Origination of loans held for sale	(242,043)	(138,635)
Change in other assets and liabilities:
Accrued interest receivable	(324)	182
Other assets	(370)	(14)
Accrued interest payable	(18)	17
Other liabilities	142	1,328

Net cash provided by operating activities	21,544	22,165

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	2,694	1,715
Purchase of securities available for sale	(3,252)	(6,232)
Net (increase) decrease in customer loans	(5,546)	5,211
Purchase of corporate premises and equipment	(263)	(426)
Sale of corporate premises and equipment	—	16
Sale (purchase) of Federal Home Loan Bank Stock	688	(95)

Net cash (used in) provided by investing activities	(5,679)	189

Cash flows from financing activities:
Net increase in demand, interest bearing demand and savings deposits	2,520	24,466
Net increase in time deposits	3,058	5,213
Net decrease in other borrowings	(20,214)	(16,874)
Repurchase of common stock	(2,262)	—
Proceeds from exercise of stock options	231	74
Cash dividends	(573)	(530)

Net cash (used in) provided by financing activities	(17,240)	12,349

Net (decrease) increase in cash and cash equivalents	(1,375)	34,703
Cash and cash equivalents at beginning of period	18,331	11,057

Cash and cash equivalents at end of period	$16,956	$45,760

Supplemental disclosure
Interest paid	$2,333	$2,311
Income taxes paid	$64	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exhange Commission. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of C&F Financial Corporation (the “Company”) and its subsidiary, Citizens and Farmers Bank (the “Bank”), with all significant intercompany transactions and accounts being eliminated in consolidation.

Stock Compensation Plans: The Company has three stock-based compensation plans that are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share amounts).

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$3,264	$1,810
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	82	59

Pro forma net income	$3,182	$1,751

Earnings per share:
Basic – as reported	$.90	$.51
Basic – pro forma	$.88	$.50
Diluted – as reported	$.87	$.50
Diluted – pro forma	$.85	$.49

Note 2

Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods.

Note 3

During the first three months of 2003, the Company repurchased 80,000 shares of its common stock in privately negotiated transactions at prices between $28.00 and $28.50 per share. The Company did not repurchase any shares of its common stock during the first three months of 2002.

Note 4

On September 1, 2002, the Bank acquired Moore Loans Inc. Moore Loans is a leading regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia and portions of eastern Tennessee. Under the terms of the acquisition, the outstanding shares of Moore Loans’ common stock were purchased for $11,000,000 in cash, $3,000,000 in subordinated notes of the Bank, 100,000 shares of the Company’s common stock and up to an additional $3,000,000 in cash contingent on Moore Loans attaining certain financial goals within the next three years, of which $337,000 was earned in 2002. Also, the Company has guaranteed a stock price of $30 per share for shares still held by the sellers on the three-year anniversary date of the transaction. The transaction was accounted for using the purchase method of accounting. The purchase price of $16.3 million was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Loans	$ 64,929
Other assets	4,372
Goodwill	7,523
Liabilities assumed	(60,535)

Total purchase price	$ 16,289

The results of operations of Moore Loans are included in the financial statements from the acquisition date. The following table presents pro forma combined results of operations of C&F Financial Corporation and Moore Loans for the three months ended March 31, 2002 as if the business combination had been completed as of the beginning of 2002 (in thousands, except per share amounts):

Net interest income	$ 6,305
Net income	2,463
Earnings per share – assuming dilution	67

Note 5

The Company operates in a decentralized fashion in three principal business activities: retail banking, mortgage banking and consumer finance. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Revenues from consumer finance consist primarily of interest earned on automobile loans. The Company also has investment and title company subsidiaries that derive revenues from brokerage and title insurance services, respectively. The results of these other subsidiaries are not significant to the Company as a whole and have been included in “Other.” The following table presents segment information for the three months ended March 31, 2003 and 2002.

Three Months Ended March 31, 2003
(In thousands)
	Retail	Mortgage	Consumer	Other
	Banking	Banking	Finance		Eliminations	Consolidated
Revenues:
Interest income	$6,338	$944	$2,851	$—	$(595)	$9,538
Gain on saleof loans	—	4,823	—	—	—	4,823
Other	816	919	6	280	—	2,021

Total operating income	7,154	6,686	2,857	280	(595)	16,382

Expenses:
Interest expense	1,995	290	625	—	(595)	2,315
Personnel expenses	2,034	3,213	411	131	—	5,789
Other	1,457	1,014	900	59	—	3,430

Total operating expenses	5,486	4,517	1,936	190	(595)	11,534

Income before income taxes	1,668	2,169	921	90	—	4,848
Provision for income taxes	376	824	350	34	—	1,584

Net income	$1,292	$1,345	$571	$56	$—	$3,264

Total assets	$476,911	$95,802	$81,920	$27	$(116,202)	$538,458
Capital expenditures	$105	$155	$3			$263

Three Months Ended March 31, 2002
(In thousands)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated

Revenues:
Interest income	$6,035	$759	$—	$—	$(242)	$6,552
Gain on sale of loans	—	2,594	—	—	—	2,594
Other	588	653	—	246	—	1,487

Total operating income	6,623	4,006	—	246	(242)	10,633

Expenses:
Interest expense	2,328	242	—	—	(242)	2,328
Personnel expenses	1,724	1,909	—	102	—	3,735
Other	1,308	708	—	44	—	2,060

Total operating expenses	5,360	2,859	—	146	(242)	8,123

Income before income taxes	1,263	1,147	—	100	—	2,510
Provision for income taxes	227	435	—	38	—	700

Net income	$1,036	$712	$—	$62	$—	$1,810

Total assets	$403,667	$55,594	$—	$32	$(39,655)	$419,638
Capital expenditures	$296	$130	$—	$—	$—	$426

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

                   OPERATIONS

Forward-Looking Statements

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

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of C&F Financial Corporation (the “Company”). This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

Critical Accounting Policies

Allowance for Loan Losses:  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Valuation of Derivatives:  The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 45 to 120 days. For such rate lock commitments, the Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby an investor commits to buy the loan at the time the borrower commits to an interest rate with the intent that the investor has assumed the interest rate risk on the loan.

The Company does not hold any derivative instruments in its securities portfolio nor has it entered into any other derivative hedging transactions.

Overview

Net income increased 80.3% to $3.3 million for the three months ended March 31, 2003 compared to $1.8 million for the same period of 2002. Earnings per diluted share were $.87 for the first three months of 2003, up 74.0% from $.50 per diluted share for the three months ended March 31, 2002.

Performance as measured by the Company’s annualized return on average assets (ROA) was 2.48% for the three months ended March 31, 2003 compared to 1.81% for the same period of 2002. Another key indicator of performance, the annualized return on average equity (ROE), was 22.81% for the three months ended March 31, 2003 compared to 15.77% for the three months ended March 31, 2002.

The increase in net income and earnings per share for the first quarter of 2003 resulted from an increase in earnings at all of the Company’s significant business segments, as summarized below.

Retail Banking:  Earnings for the retail banking segment increased approximately $256,000 to $1.3 million for the quarter ended March 31, 2003. This increase in earnings is a result of an increase in net interest income attributable to higher average earning assets, principally funded by an increase in deposits, and an increase in non-interest income, the impacts of which were partially offset by an increase in non-interest expense. The increase in average earning assets is a result of an increase in the average balance of loans by the retail banking segment to the mortgage banking and the consumer finance segments, as well as an increase in loans to third party customers.

Mortgage Banking:  Earnings for the mortgage banking segment increased approximately $633,000 to $1.3 million for the quarter ended March 31, 2003. This increase in earnings is a result of the continued lower interest rate environment and strong demand for mortgage loans, as well as the October 2002 addition of a new loan production office in Fredericksburg, Virginia and an increase in loan officers at existing loan production offices. Income at C&F Mortgage Corporation is generally correlated to changes in interest rates and new and resale home purchases. The lower interest rates and strong home sales have resulted in strong demand for both mortgage loans to refinance existing loans as well as mortgage loans for new and resale home purchases. For the first three months of 2003, the amount of loan originations at C&F Mortgage resulting from refinancings was $128.2 million compared to $55.4 million for the first three months of 2002. Loans for new and resale home purchases for these two time periods were $113.8 million and $83.2 million, respectively. C&F Mortgage Corporation would expect that future loan volume will be affected by changes in interest rates and demand for new and resale home sales.

Consumer Finance:  Earnings for the consumer finance segment, consisting solely of Moore Loans, Inc., totaled $571,000 for the quarter ended March 31, 2003. As discussed in Note 4, the Bank acquired Moore Loans on September 1, 2002. Therefore, there was no comparable consumer finance segment reported for the first quarter of 2002.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data

(dollars in 000’s)
	Three Months Ended
	March 31, 2003		March 31, 2002
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost

Securities	$59,035	7.41%	$54,674	7.61%
Loans	414,221	8.58	298,597	7.84
Fed funds sold / interest
bearing deposits at other banks	12,814	1.14	18,004	1.53

Total earning assets	$486,070	8.24%	$371,275	7.50%

Time and savings deposits	$330,288	1.99%	$291,713	3.09%
Other borrowings	74,321	3.79	13,026	3.27

Total interest bearing liabilities	$404,609	2.32%	$304,739	3.10%

Net interest margin		6.31%		4.96%

Net interest income, on a taxable equivalent basis, for the three months ended March 31, 2003 was $7.9 million, an increase of $3.4 million, or 76.0%, from $4.5 million for the three months ended March 31, 2002. This was a result of an increase of 30.9% in the average balance of interest earning assets and an increase in the net interest margin to 6.31% for the quarter ended March 31, 2003 from 4.96% for the same quarter in 2002. The increase in average earning assets was a result of a $115.6 million increase in the average balance of loans and a $4.4 million increase in securities available for sale, offset in part by a $5.2 million decrease in the average balance of interest earning deposits at other banks (primarily at the Federal Home Loan Bank).

The increase in average loans is a result of an increase in loans at the Bank, Moore Loans and loans held for sale at C&F Mortgage. The increase in average loans at the Bank approximated $21.8 million. This increase was a result of overall growth due to loan demand. The average balance of loans at Moore Loans, which was acquired September 1, 2002, was $68.4 million. The increase in average loans at C&F Mortgage approximated $25.9 million, which resulted from an increase in originations at C&F Mortgage. Loans originated and loans sold at C&F Mortgage for the first quarter of 2003 were $242.0 million and $259.9 million, respectively, compared to $138.6 million and $157.0 million, respectively, for the comparable period of 2002.

The increase in the average balance of securities available for sale was a result of reducing lower-yielding interest-bearing deposits at other banks and deploying these funds into higher-yielding loans and investments.

The increase in the Company’s net interest margin on a taxable equivalent basis was a result of an increase in the yield on interest earning assets to 8.24% for the first quarter of 2003 from 7.50% for the same period in 2002, coupled with a decrease in the cost of funds for the first quarter of 2003 to 2.32% from 3.10% for the first quarter of 2002. The increase in the yield on interest earning assets was a result of the higher yield on average loans at Moore Loans relative to the Bank and C&F Mortgage. For the first quarter of 2003, Moore Loans had average loans of $68.4 million with individual loan rates ranging from 15% to 20%. The favorable impact of Moore Loans’ yield was reduced by a decrease in the yield on loans held by the Bank resulting from the lower interest rate environment and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage. The taxable-equivalent yield on the Company’s securities portfolio declined to 7.41% for the first quarter of 2003 compared to 7.61% for the first quarter of 2002 as a result of the maturities and calls of higher yielding securities.

The decrease in the cost of funds for the Company was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates offset in part by higher cost funds related to Moore Loans. Moore Loans has a line of credit with an unrelated third party, which bears interest at LIBOR plus 250 basis points. In addition, as part of the acquisition of Moore Loans, the Bank borrowed $15 million from the FHLB at rates between 2.8% and 3.3% and $5 million from an unrelated third party, which bears interest at 6.0%. As part of the purchase price of Moore Loans, the Bank issued $3 million in subordinated debt to the former shareholders of Moore Loans, which bears interest at 8.0%.

Non-Interest Income

	Three Months Ended March 31, 2003
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Gain on sale of loans	$—	$4,823	$—	$—	$4,823
Service charges on deposit accounts	580	—	—	—	580
Other service charges and fees	164	877	—	—	1,041
Gain on calls of available for sale securities	40	—	—	—	40
Other income	32	42	6	280	360

Total non-interest income	$816	$5,742	$6	$280	$6,844

	Three Months Ended March 31, 2002
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total

Gain on sale of loans	$—	$2,594	$—	$—	$2,594
Service charges on deposit accounts	413	—	—	—	413
Other service charges and fees	138	593	—	—	731
Gain on calls of available for sale securities	15	—	—	—	15
Other income	22	60	—	246	328

Total non-interest income	$588	$3,247	$—	$246	$4,081

Other operating income increased $2.8 million or 67.7% to $6.8 million for the first quarter of 2003 from $4.1 million for the first quarter of 2002. This increase is mainly attributable to an increase in gain on sale of loans and other service charges and fees resulting from an increase in volume of loans closed and sold by C&F Mortgage Corporation. The increase in service charges at the retail banking segment is a result of the Bank’s new overdraft program that was started at the beginning of 2002.

Non-Interest Expense

	Three Months Ended March 31, 2003
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$2,034	$3,213	$411	$131	$5,789
Occupancy expense	573	246	49	6	874
Amortization of intangible assets	42	—	—	—	42
Other expenses	304	768	851	53	1,976

Total non-interest expense	$2,953	$4,227	$1,311	$190	$8,681

	Three Months Ended March 31, 2002
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$1,724	$1,909	$—	$102	$3,735
Occupancy expense	599	170	—	6	775
Amortization of intangible assets	47	—	—	—	47
Other expenses	587	538	—	38	1,163

Total non-interest expense	$2,957	$2,617	$—	$146	$5,720

Other operating expenses increased $3.0 million, or 51.8%, to $8.7 million for the first quarter of 2003 from $5.7 million for the first quarter of 2002. This increase is mainly attributable to the acquisition of Moore Loans, Inc. in September 2002, coupled with higher commissioned salaries and employee benefits expense and other operating expenses at C&F Mortgage Corporation resulting from the increase in loan production.

Income Taxes

Income tax expense for the three months ended March 31, 2003 amounted to $1.6 million, resulting in an effective tax rate of 32.7% compared to $700,000, or 27.9%, for the three months ended March 31, 2002. The increase in the effective tax rate for the quarter is a result of a decrease in earnings from tax exempt assets as a percentage of total income mainly resulting from the increased earnings at C&F Mortgage and Moore Loans.

Asset Quality

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table summarizes the allowance activity for periods indicated:

	Three Months Ended March 31, 2002
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,765	$2,957	$6,722
Provision for loan losses	75	463	538

	3,840	3,420	7,260
Loans charged off	—	(476)	(476)
Recoveries of loans previously charged off	48	123	171

Net loans charged off	48	(353)	(305)

Allowance, end of period	$3,888	$3,067	$6,955

	Three Months Ended March 31, 2002
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,684	$—	$3,684
Provision for loan losses	75	—	75

	3,759	—	3,759
Loans charged off	(9)	—	(9)
Recoveries of loans previously charged off	8	—	8

Net loans charged off	(1)	—	(1)

Allowance, end of period	$3,758	$—	$3,758

The consumer finance segment, consisting solely of Moore Loans, accounts for the majority of the activity in the allowance for loan losses during the first quarter of 2003. Moore Loans serves customers who have limited access to traditional automobile financing. Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest income. Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans expects to sustain a higher level of credit losses than traditional automobile financing sources. As Moore Loans provides financing in a relatively higher risk market, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources.

In addition to maintaining the allowance for loan losses, Moore Loans retains dealer reserves that are established at the time a loan is made and are specific to each individual dealer. Loans charged off at Moore Loans are first charged to the dealer reserves, to the extent that an individual dealer has reserves, and the remainder is charged to the allowance for loan losses. Dealer reserves are a liability of Moore Loans and payable to individual dealers upon the termination of the relationship with Moore Loans and the payment of outstanding loans associated with a specific dealer. The following table summarizes the dealer reserves activity (dollars in 000’s):

Three Months Ended March 31, 2003
Dealer reserves, beginning of period	$2,071
Reserve holdback at loan origination	615
Loans charged off	(576)
Recoveries of loans previously charged off	38

Dealer reserves, end of period	$2,148

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

Non-Performing Assets

Retail and Mortgage Banking
(dollars in 000’s)	March 31, 2003	December 31, 2002
Non-accrual loans	$1,561	$1,656
Real estate owned	702	703

Total non-performing assets	$2,263	$2,359

Accruing loans past due for 90 days or more	$2,528	$69

Allowance for loan losses	$3,888	$3,765

Non-performing assets to total loans* and real estate owned	.84%	.88%
Allowance for loan losses to total loans* and real estate owned	1.45	1.40
Allowance for loan losses to non-performing assets	171.81	159.60

*Total loans above excludes consumer finance loans at Moore Loans.

Consumer Finance
(dollars in 000’s)	March 31, 2003	December 31, 2002
Non-accrual loans	$813	$688

Accruing loans past due for 90 days or more	$206	$293

Allowance for loan losses	$3,067	$2,957

Dealer reserves	$2,148	$2,071

Non-accrual loans to total loans	1.12%	1.02%
Allowance for loan losses and dealer reserves to total loans	7.20	7.48
Allowance for loan losses and dealer reserves to non-accrual loans	641.45	730.81

There has been no substantive change in non-performing assets of the combined retail and mortgage banking segment, which declined slightly to $2.3 million at March 31, 2003 from $2.4 million at December 31, 2002. The increase in accruing loans past due for 90 days or more is largely a result of a $1.7 million commercial loan secured by real estate. While the interest on this loan was current at March 31, 2003, a principal payment of $8,480 was more than 90 days past due. Management is closely monitoring this loan, and no significant losses are expected at this time. The allowance for loan losses was $3.9 million at March 31, 2003 and $3.8 million at December 31, 2002, which approximates 1.45% and 1.40%, respectively, of total loans and real estate owned. Management believes that the current allowance is adequate to absorb any losses on existing loans that may become uncollectible in the combined retail and mortgage banking segment.

Non-performing assets of the consumer finance segment increased to $813,000 at March 31, 2003 from $688,000 at December 31, 2002. The corresponding allowance for loan losses was $3.1 million at March 31, 2003 and $3.0 million at December 31, 2002, and dealer reserves were $2.1 million at March 31, 2003 and December 31, 2002. Because Moore Loans focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. While Moore Loans seeks to manage the higher risk inherent in loans made to non-prime borrowers through underwriting criteria and collection methods it employs, no assurance can be given that these criteria or methods will afford adequate protection against these risks. However, management believes that the current allowance for loan losses and dealer reserves are adequate to absorb any losses on existing loans in the consumer finance segment, which may become uncollectible.

FINANCIAL CONDITION

At March 31, 2003, the Company had total assets of $538.5 million compared to $551.9 million at December 31, 2002. The decrease is principally a result of a decline in loans held for sale. At March 31, 2003, loans held for sale amounted to $89.3 million compared to $107.2 million held at December 31, 2002. This balance fluctuates based on originations and loan sales at C&F Mortgage. During the first quarter of 2003 loan sales were $259.9 million and loan originations were $242.0 million.

Loan Portfolio

The following table sets forth the composition of the Company’s loans held for investment in dollar amounts and as a percentage of the Company’s total gross loans held for investment at the dates indicated (dollars in 000’s):

	March 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Real estate—mortgage	$78,236	23%	$76,472	23%
Real estate—construction	9,147	3	8,575	3
Commercial, financial and agricultural	157,088	46	158,350	47
Equity lines	12,503	4	12,181	4
Consumer	11,968	3	13,376	3
Consumer-Moore Loans	72,419	21	67,194	20

Total loans	341,361	100%	336,148	100%

Less unearned loan fees	(764)		(792)
Less allowance for loan losses
Retail and Mortgage Banking	(3,888)		(3,765)
Consumer Finance	(3,067)		(2,957)

Total loans, net	$333,642		$328,634

Investment Securities

At March 31, 2003, total investment securities were $61.8 million compared to $60.6 million at December 31, 2002. Mortgage backed securities represented 7.3% of the total securities portfolio, obligations of state and political subdivisions were 79.8%, U.S. government agency notes were 3.4% and preferred stocks were 9.5% at March 31, 2003. Mortgage backed securities represented 7.2% of the total securities portfolio, obligations of states and political subdivisions were 83.5% and preferred stocks were 9.3% at December 31, 2002.

Deposits

Deposits totaled $389.1 million at March 31, 2003 compared to $383.5 million at December 31, 2002. Non-interest bearing deposits totaled $52.9 million at March 31, 2003 compared to $53.4 million at December 31, 2002. The increase in deposits is primarily a result of an increase in deposits at branches that were opened in the last quarter of 2001, and the result of investors moving funds from stocks and mutual funds to banks.

Other Borrowings

Borrowings totaled $74.3 million at March 31, 2003 compared to $94.5 million at December 31, 2002. This decrease occurred in short-term borrowings, which include, but are not limited to, advances from the FHLB. Short-term advances from the FHLB were $5.0 million on March 31, 2003 compared to $29.0 million on December 31, 2002. The decrease in short-term advances was primarily a result of the decline in loans held for sale, which are funded in part by FHLB advances.

Liquidity

At March 31, 2003, cash, securities classified as available for sale and interest-bearing deposits were 15.8% of total earning assets compared to 15.3% at December 31, 2002. Asset liquidity is also provided by managing the investment maturities.

Additional sources of liquidity available to the Company include the Bank’s capacity to borrow additional funds through an established federal funds line with a regional correspondent bank, an established line with the FHLB and a revolving line of credit with a third party bank.

Capital Resources

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003:
Total Capital (to Risk-Weighted Assets)
Company	$56,118	12.7%	$35,336	8.0%	N/A	N/A
Bank	53,182	12.3	34,702	8.0	$43,378	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	46,830	10.6	17,668	4.0	N/A	N/A
Bank	43,992	10.1	17,351	4.0	26,027	6.0
Tier I Capital (to Average Assets)
Company	46,830	9.0	20,768	4.0	N/A	N/A
Bank	43,992	8.6	20,408	4.0	25,510	5.0

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Company	$55,322	12.5%	$35,548	8.0%	N/A	N/A
Bank	51,441	11.8	34,870	8.0	$43,588	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	46,002	10.4	17,774	4.0	N/A	N/A
Bank	42,228	9.7	17,435	4.0	26,153	6.0
Tier I Capital (to Average Assets)
Company	46,002	8.8	20,805	4.0	N/A	N/A
Bank	42,228	8.3	20,450	4.0	25,562	5.0

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued no accounting pronouncements during the first quarter of 2003 that are pertinent to the Company’s lines of business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 1. - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which property of the Company is subject.

ITEM 5. - OTHER INFORMATION

C&F Financial Corporation’s 2003 Annual Meeting of Shareholders was held on April 15, 2003. Larry G. Dillon and James H. Hudson III were elected as Class I Directors to the Board of Directors to serve until the 2006 Annual Meeting of Shareholders.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1  Stock Purchase Agreement by and between Citizens and Farmers Bank, C&F Financial Corporation, Moore Loans, Inc., Abby W. Moore, Joanne Moore and John D. Moore dated as of August 30, 2002 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 3, 2002)

3.1  Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.2  Bylaws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

(b)    Reports on Form 8-K

On March 14, 2003, the Company filed a report on Form 8-K to announce the Company’s repurchase of 80,000 shares of its common stock in privately negotiated transactions at prices between $28.00 and $28.50 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION

(Registrant)

Date	May 8, 2003	/s/ Larry G. Dillon
Larry G. Dillon Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	May 8, 2003	/s/ Thomas F. Cherry
Thomas F. Cherry Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

(Certification of CEO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing)

CERTIFICATIONS

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

Date	May 8, 2003	/s/ Larry G. Dillon
Larry G. Dillon, President and Chief Executive Officer

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

Date	May 8, 2003	/s/ Thomas F. Cherry
Thomas F. Cherry, Senior Vice President and Chief Financial Officer