Form 10-Q
period 2003-06-30
C & F FINANCIAL CORP
filed 2003-08-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,602,871 as of August 6, 2003.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$11,019	$13,352
Interest-bearing deposits in other banks	6,834	4,979

Total cash and cash equivalents	17,853	18,331
Securities-available for sale at fair value, amortized cost of $54,979 and $57,726, respectively	59,858	60,629
Loans held for sale, net	99,049	107,227
Loans, net	339,280	328,634
Federal Home Loan Bank stock	2,072	2,760
Corporate premises and equipment, net of accumulated depreciation	15,253	14,060
Accrued interest receivable	2,906	2,270
Goodwill	7,860	7,860
Other assets	10,235	10,151

Total assets	$554,366	$551,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$60,274	$53,402
Savings and interest-bearing demand deposits	161,485	161,002
Time deposits	180,983	169,129

Total deposits	402,742	383,533
Borrowings	72,286	94,479
Accrued interest payable	662	714
Other liabilities	17,349	16,963

Total liabilities	493,039	495,689

Commitments and contingent liabilities
Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,600,159 and 3,649,859 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively)	3,600	3,650
Additional paid-in capital	758	2,506
Retained earnings	53,749	48,161
Accumulated other comprehensive income net of tax of $1,659 and $987, respectively	3,220	1,916

Total shareholders’ equity	61,327	56,233

Total liabilities and shareholders’ equity	$554,366	$551,922

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$9,158	$5,451	$17,920	$11,220
Interest on other investments and fed funds	43	148	79	217
Interest on investment securities U.S. government agencies and corporations	12	—	15	—
Tax-exempt obligations of states and political subdivisions	572	607	1,164	1,185
Corporate bonds and other	131	199	276	335

Total interest income	9,916	6,405	19,454	12,957

Interest expense
Savings and interest-bearing deposits	414	516	832	1,126
Certificates of deposit, $100 or more	275	304	545	667
Other time deposits	884	1,155	1,817	2,405
Short-term borrowings and other	696	84	1,390	189

Total interest expense	2,269	2,059	4,584	4,387

Net interest income	7,647	4,346	14,870	8,570
Provision for loan losses	843	125	1,381	200

Net interest income after provision for loan losses	6,804	4,221	13,489	8,370

Other operating income
Gain on sale of loans	5,642	3,045	10,465	5,639
Service charges on deposit accounts	589	471	1,169	884
Other service charges and fees	1,293	820	2,334	1,551
Gain on maturities and calls of available for sale securities	116	20	156	35
Other income	455	625	815	953

Total other operating income	8,095	4,981	14,939	9,062

Other operating expenses
Salaries and employee benefits	6,545	3,921	12,334	7,656
Occupancy expenses	873	796	1,747	1,571
Other expenses	2,147	1,352	4,165	2,562

Total other operating expenses	9,565	6,069	18,246	11,789

Income before income taxes	5,334	3,133	10,182	5,643
Income tax expense	1,790	826	3,374	1,526

Net income	$3,544	$2,307	$6,808	$4,117

Per share data
Net income—basic	$.98	$.65	$1.88	$1.17
Net income—assuming dilution	$.94	$.64	$1.81	$1.14
Cash dividends paid and declared	$.18	$.15	.34	$.30
Weighted average number of shares—basic	3,593,805	3,534,200	3,613,992	3,531,734
Weighted average number of shares—assuming dilution	3,774,989	3,626,289	3,769,428	3,611,056

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Beginning balance December 31, 2002	$3,650	$2,506		$48,161	$1,916	$56,233
Comprehensive income
Net income	—	—	$6,808	6,808	—	6,808
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment (See disclosure below)	—	—	1,304	—	1,304	1,304

Comprehensive income			$8,112

Stock options exercised	30	434		—	—	464
Repurchase of common stock	(80)	(2,182)		—	—	(2,262)
Cash dividends	—	—		(1,220)	—	(1,220)

Ending Balance June 30, 2003	$3,600	$758		$53,749	$3,220	$61,327

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period	$1,407
Less: reclassification adjustment for gains included in net income	(103)

Net unrealized gains on securities	$1,304

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Beginning balance December 31, 2001	$3,526	$47		$40,622	$548	$44,743
Comprehensive income
Net income	—	—	$4,117	4,117	—	4,117
Other comprehensive income net of tax
Unrealized gain on securities, net of reclassification adjustment (See disclosure below)	—	—	829	—	829	829

Comprehensive income			$4,946

Stock options exercised	14	166		—	—	180
Cash dividends	—	—		(1,060)	—	(1,060)

Ending Balance June 30, 2002	$3,540	$213		$43,679	$1,377	$48,809

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period	$852
Less: reclassification adjustment for gains included in net income	(23)

Net unrealized gains on securities	$829

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$6,808	$4,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	797	815
Amortization of intangible assets	75	94
Provision for loan losses	1,381	200
Accretion of discounts and amortization of premiums on investment securities, net	59	16
Net realized gain on securities	(156)	(35)
Proceeds from sale of loans	570,912	314,299
Origination of loans held for sale	(562,734)	(292,693)
Change in other assets and liabilities:
Accrued interest receivable	(635)	111
Other assets	(831)	(454)
Accrued interest payable	(52)	(138)
Other liabilities	386	(1,821)

Net cash provided by operating activities	16,010	24,511

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	6,569	2,562
Purchase of securities available for sale	(3,726)	(10,198)
Net increase in customer loans	(12,027)	(1,699)
Purchase of corporate premises and equipment	(1,997)	(574)
Sale of corporate premises and equipment	7	16
Sale (purchase) of Federal Home Loan Bank Stock	688	(95)

Net cash used in investing activities	(10,486)	(9,988)

Cash flows from financing activities:
Net increase in demand, interest bearing demand and savings deposits	7,355	21,173
Net increase in time deposits	11,854	1,269
Net decrease in other borrowings	(22,193)	(15,277)
Repurchase of common stock	(2,262)	—
Proceeds from exercise of stock options	464	180
Cash dividends	(1,220)	(1,060)

Net cash (used in) provided by financing activities	(6,002)	6,285

Net (decrease) increase in cash and cash equivalents	(478)	20,808
Cash and cash equivalents at beginning of period	18,331	11,057

Cash and cash equivalents at end of period	$17,853	$31,865

Supplemental disclosure
Interest paid	$4,636	$4,525
Income taxes paid	$3,744	$1,727

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,
	2003	2002
Net income, as reported	$3,544	$2,307
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	90	61

Pro forma net income	$3,454	$2,246

Earnings per share:
Basic—as reported	$.98	$.65
Basic—pro forma	$.96	$.64
Diluted—as reported	$.94	$.64
Diluted—pro forma	$.92	$.62

	Six Months Ended June 30,
	2003	2002
Net income, as reported	$6,808	$4,117
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	172	120

Pro forma net income	$6,636	$3,997

Earnings per share:
Basic—as reported	$1.88	$1.17
Basic—pro forma	$1.84	$1.13
Diluted—as reported	$1.81	$1.14
Diluted—pro forma	$1.76	$1.11

Note 2

Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods.

Note 3

During the first six months of 2003, the Company repurchased 80,000 shares of its common stock in privately negotiated transactions at prices between $28.00 and $28.50 per share. The Company did not repurchase any shares of its common stock during the first six months of 2002.

Note 4

On September 1, 2002, the Bank acquired Moore Loans, Inc. Moore Loans is a leading regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia and portions of eastern Tennessee. Under the terms of the acquisition, the outstanding shares of Moore Loans’ common stock were purchased for $11.0 million in cash, $3.0 million in subordinated notes of the Bank, 100,000 shares of the Company’s common stock and up to an additional $3.0 million in cash contingent on Moore Loans attaining certain financial goals within the next three years, of which $337,000 was earned in 2002. Also, the Company has guaranteed a stock price of $30 per share for shares still held by the sellers on the three-year anniversary date of the transaction. The transaction was accounted for using the purchase method of accounting. The purchase price of $16.3 million was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Loans	$64,929
Other assets	4,372
Goodwill	7,523
Liabilities assumed	(60,535)

Total purchase price	$16,289

The results of operations of Moore Loans are included in the financial statements from the acquisition date. The following table presents pro forma combined results of operations of C&F Financial Corporation and Moore Loans for the three months and six months ended June 30, 2002 as if the business combination had been completed as of the beginning of 2002 (in thousands, except per share amounts):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Net interest income	$6,377	$12,682
Net income	2,922	5,385
Earnings per share—assuming dilution	.78	1.45

Note 5

The Company operates in a decentralized fashion in three principal business activities: retail banking, mortgage banking and consumer finance. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Revenues from consumer finance activities consist primarily of interest earned on automobile loans. The Company also has investment and title company subsidiaries that derive revenues from brokerage and title insurance services, respectively. The results of these other subsidiaries are not significant to the Company as a whole and have been included in “Other.” The following table presents segment information for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30, 2003 (In thousands)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,210	$1,241	$3,057	$—	$(592)	$9,916
Gain on sale of loans	—	5,642	—	—	—	5,642
Other	946	1,130	10	367	—	2,453

Total operating income	7,156	8,013	3,067	367	(592)	18,011

Expenses:
Interest expense	1,916	285	660	—	(592)	2,269
Provision for loan losses	225	—	618	—	—	843
Personnel expenses	2,026	3,859	464	196	—	6,545
Other	1,434	1,064	463	59	—	3,020

Total operating expenses	5,601	5,208	2,205	255	(592)	12,677

Income before income taxes	1,555	2,805	862	112	—	5,334
Provision for income taxes	353	1,066	328	43	—	1,790

Net income	$1,202	$1,739	$534	$69	$—	$3,544

Total assets	$486,455	$104,897	$85,032	$57	$(122,075)	$554,366
Capital expenditures	$1,692	$39	$3	$—	$—	$1,734

	Three Months Ended June 30, 2002 (In thousands)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$5,992	$570	$—	$—	$(157)	$6,405
Gain on sale of loans	—	3,045	—	—	—	3,045
Other	989	657	—	290	—	1,936

Total operating income	6,981	4,272	—	290	(157)	11,386

Expenses:
Interest expense	2,059	157	—	—	(157)	2,059
Provision for loan losses	125	—	—	—	—	125
Personnel expenses	1,762	2,050	—	109	—	3,921
Other	1,369	733	—	46	—	2,148

Total operating expenses	5,315	2,940	—	155	(157)	8,253

Income before income taxes	1,666	1,332	—	135	—	3,133
Provision for income taxes	268	507	—	51	—	826

Net income	$1,398	$825	$—	$84	$—	$2,307

Total assets	$399,048	$52,683	$—	$33	$(38,416)	$413,348
Capital expenditures	$145	$4	$—	$—	$—	$149

	Six Months Ended June 30, 2003 (In thousands)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,548	$2,185	$5,908	$—	$(1,187)	$19,454
Gain on sale of loans	—	10,465	—	—	—	10,465
Other	1,762	2,049	16	647	—	4,474

Total operating income	14,310	14,699	5,924	647	(1,187)	34,393

Expenses:
Interest expense	3,911	575	1,285	—	(1,187)	4,584
Provision for loan losses	300	—	1,081	—	—	1,381
Personnel expenses	4,060	7,072	875	327	—	12,334
Other	2,816	2,078	900	118	—	5,912

Total operating expenses	11,087	9,725	4,141	445	(1,187)	24,211

Income before income taxes	3,223	4,974	1,783	202	—	10,182
Provision for income taxes	729	1,890	678	77	—	3,374

Net income	$2,494	$3,084	$1,105	$125	$—	$6,808

Total assets	$486,455	$104,897	$85,032	$57	$(122,075)	$554,366
Capital expenditures	$1,797	$194	$6	$—	$—	$1,997

	Six Months Ended June 30, 2002 (In thousands)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,027	$1,329	$—	$—	$(399)	$12,957
Gain on sale of loans	—	5,639	—	—	—	5,639
Other	1,577	1,310	—	536	—	3,423

Total operating income	13,604	8,278	—	536	(399)	22,019

Expenses:
Interest expense	4,387	399	—	—	(399)	4,387
Provision for loan losses	200	—	—	—	—	200
Personnel expenses	3,486	3,959	—	211	—	7,656
Other	2,603	1,440	—	90	—	4,133

Total operating expenses	10,676	5,798	—	301	(399)	16,376

Income before income taxes	2,928	2,480	—	235	—	5,643
Provision for income taxes	494	943	—	89	—	1,526

Net income	$2,434	$1,537	$—	$146	$—	$4,117

Total assets	$399,048	$52,683	$—	$33	$(38,416)	$413,348
Capital expenditures	$441	$133	$—	$—	$—	$574

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

Forward-Looking Statements

The statements contained in this report that are not historical facts may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products including residential home mortgages, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

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

Overview

Net income increased 53.6% to $3.5 million for the three months ended June 30, 2003 compared to $2.3 million for the same period of 2002. Earnings per diluted share were $.94 for the three-month period ended June 30, 2003, up 46.9% from $.64 per diluted share for the three months ended June 30, 2002. Net income increased 65.4% to $6.8 million for the first six months ended June 30, 2003 compared to $4.1 million for the same period of 2002. Earnings per diluted share were $1.81 for the first six months of 2003, up 58.8% from $1.14 per diluted share for the first six months ended June 30, 2002.

Performance as measured by the Company’s annualized return on average assets (ROA) was 2.64% for the three months ended June 30, 2003, compared to 2.26% for the same period of 2002. For the first six months of 2003, ROA was 2.56% compared to 2.03% for the first six months of 2002. Another key indicator of performance, the annualized return on average equity (ROE), was 23.92% for the three months ended June 30, 2003 compared to 19.44% for the three months ended June 30, 2002. For the six months ended June 30, 2003, ROE was 23.37% compared to 17.63% for the first six months of 2002.

The increase in net income and earnings per share for both the second quarter and the six months ended June 30, 2003 resulted from an increase in the earnings of the Mortgage Banking segment, the inclusion of the earnings of the Consumer Finance segment, which was acquired in September 2002, and an increase in the recurring earnings of the Retail Banking segment, as summarized below.

Retail Banking: Earnings for the Retail Banking segment were $1.2 million and $2.5 million for the second quarter and first six months, respectively, of 2003, as compared to $1.4 million and $2.4 million for the second quarter and the first six months, respectively, of 2002. Included in earnings for 2002 was a non-recurring tax-free insurance benefit of $277,000. Excluding this benefit, recurring earnings for the Retail Banking segment increased approximately $81,000 for the quarter ended June 30, 2003 and $337,000 for the six months ended June 30, 2003. The increase in recurring earnings is a result of higher average earning assets, principally funded by growth in deposits, and an increase in recurring non-interest income, partially offset by an increase in non-interest expense. The increase in average earning assets is a result of a higher average balance of loans by the Retail Banking segment to the Mortgage Banking and the Consumer Finance segments, as well as an increase in loans to third party customers. The increase in recurring non-interest income is primarily a result of the new overdraft program implemented by the Bank during 2002 and the gain on calls of securities that resulted from the low interest rate environment. The increase in non-interest expense is primarily a result of an increase in salaries and benefits as the Bank continues to add staff to support growth.

The following table presents the reconciliation of the change in net income (i.e., earnings) of the Retail Banking segment to the increase in recurring earnings (in thousands).

	Three Months Ended June 30,		Increase (Decrease)
	2003	2002
Net income, as reported	$1,202	$1,398	$(196)
Nonrecurring insurance benefit	—	(277)	277

Recurring earnings	$1,202	$1,121	$81

	Six Months Ended June 30,		Increase
	2003	2002
Net income, as reported	$2,494	$2,434	$60
Nonrecurring insurance benefit	—	(277)	277

Recurring earnings	$2,494	$2,157	$337

Mortgage Banking: Earnings for the Mortgage Banking segment increased approximately $914,000 to $1.7 million for the quarter ended June 30, 2003 and increased approximately $1.5 million to $3.1 million for the six months ended June 30, 2003. The increase in earnings is a result of the continued low interest rate environment and strong demand for mortgage loans, as well as the October 2002 addition of a new loan production office in Fredericksburg, Virginia and an increase in loan officers at existing loan production offices. Income at C&F Mortgage Corporation is generally correlated to changes in interest rates and new and resale home purchases. The low interest rates and strong home sales have resulted in strong demand for both mortgage loans to refinance existing loans as well as mortgage loans for new and resale home purchases. For the second quarter of 2003, the amount of loan originations at C&F Mortgage resulting from refinancing was $176.4 million compared to $39.0 million for the second quarter of 2002. Loans for new and resale home purchases for these two time periods were $144.3 million and $116.0 million, respectively. For the first six months of 2003, the amount of loan originations at C&F Mortgage resulting from refinancing was $304.6 million compared to $94.0 million for the same period of 2002. Loans for new and resale home purchases for these two time periods were $258.1 million and $199.0 million, respectively. C&F Mortgage would expect that future loan volume will be affected by changes in interest rates and demand for new and resale home sales.

Consumer Finance: Earnings for the Consumer Finance segment, consisting solely of Moore Loans, Inc., totaled $534,000 for the quarter ended June 30, 2003 and $1.1 million for the six months ended June 30, 2003. As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Bank acquired Moore Loans on September 1, 2002. Therefore, there was no comparable Consumer Finance segment reported for the three and six months ended June 30, 2002.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents the average balances of interest-earning assets with related yields and interest-bearing liabilities with related rates. Loans include loans held for sale. Loans placed on a non-accrual status are included in the balances and in the computation of yields, upon which they had an immaterial effect. The yields on tax-exempt earning assets are on a taxable-equivalent basis, which converts the income on tax-free loans and investments to the equivalent yield as if taxes were paid using the federal corporate income tax rate of 34%.

Selected Average Balance Sheet Data

	Three Months Ended
(dollars in 000’s)
	June 30, 2003		June 30, 2002
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$58,733	7.09%	$61,730	7.50%
Loans	421,730	8.69	284,117	7.67
Fed funds sold / interest bearing deposits at other banks	15,054	1.14	35,134	1.68

Total earning assets	$495,517	8.27%	$380,981	7.09%

Time and savings deposits	$335,995	1.87%	$299,015	2.64%
Other borrowings	73,494	3.80	10,514	3.20

Total interest bearing liabilities	$409,489	2.22%	$309,529	2.66%

Net interest margin		6.43%		4.93%

	Six Months Ended
(dollars in 000’s)
	June 30, 2003		June 30, 2002
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$58,882	7.26%	$58,221	7.55%
Loans	417,997	8.65	291,317	7.77
Fed funds sold / interest bearing deposits at other banks	13,940	1.14	26,616	1.64

Total earning assets	$490,819	8.27%	$376,154	7.30%

Time and savings deposits	$333,157	1.93%	$295,384	2.87%
Other borrowings	73,904	3.80	11,763	3.24

Total interest bearing liabilities	$407,061	2.27%	$307,147	2.88%

Net interest margin		6.38%		4.95%

Net interest income, on a taxable equivalent basis, for the three months ended June 30, 2003 was $7.9 million, an increase of $3.3 million, or 70.4%, from $4.7 million for the three months ended June 30, 2002. Net interest income, on a taxable equivalent basis, for the six months ended June 30, 2003 was $15.5 million, an increase of $6.3 million or 68.4% from $9.2 million for the comparable period in 2002. These increases resulted from higher average interest earning assets, which increased 30.1% for the second quarter of 2003 and 30.5% for the first six months of 2003, and from increases in the net interest margin, which increased to 6.43% for the second quarter of 2003 from 4.93% for the same period in 2002 and to 6.38% for the first six months of 2003 from 4.95% for the first six months of 2002. The increases in average earning assets for the three and six month periods ended June 30, 2003 were a result of an increase in the average balance of loans, offset in part by a decrease in the average balance of interest earning deposits at other banks (primarily at the Federal Home Loan Bank (“FHLB”)).

The increase in average loans is a result of an increase in loans at the Bank, the acquisition of Moore Loans and an increase in loans held for sale at C&F Mortgage. The increase in average loans at the Bank approximated $24.9 million for the second quarter of 2003 and $23.4 million for the first six months of 2003. This increase was a result of overall growth due to loan demand. The average balance of loans at Moore Loans, which was acquired September 1, 2002, was $74.0 million for the second quarter of 2003 and $71.2 million for the first six months of 2003. The increase in average loans at C&F Mortgage approximated $39.3 million and $32.6 million for the second quarter and first six months, respectively, of 2003, which resulted from an increase in originations at C&F Mortgage. Loans originated and loans sold at C&F Mortgage for the second quarter of 2003 were $320.7 million and $311.0 million, respectively, compared to $154.1 million and $157.3 million, respectively, for the second quarter of 2002. Loans originated and loans sold at C&F Mortgage for the first six months of 2003 were $562.7 million and $570.9 million, respectively, compared to $292.7 million and $314.3 million, respectively, for the comparable period in 2002.

The decrease in the average balance of securities available for sale for the three-month period ended June 30, 2003 resulted from maturities and calls of higher-yielding securities. Funds provided from the decline in securities available for sale and from the reduction in lower-yielding interest-bearing deposits at other banks were deployed into higher-yielding loans.

The increase in the Company’s net interest margin on a taxable equivalent basis for the second quarter of 2003 compared to the second quarter of 2002 was a result of an increase in the yield on interest earning assets to 8.27% from 7.09%, coupled with a decrease in the cost of funds to 2.22% from 2.66%. Similarly, the Company’s net interest margin on a taxable equivalent basis for the first six months of 2003 compared to the same period of 2002 increased as a result of an increase in the yield on interest earning assets to 8.27% from 7.30%, coupled with a decrease in the cost of funds to 2.27% from 2.88%. The increase in the yield on interest earning assets was a result of the higher yield on average loans at Moore Loans relative to the Bank and C&F Mortgage. For the three months and six months ended June 30, 2003, Moore Loans had average loans of $74.0 million and $71.2 million, respectively, with individual loan rates ranging from 15% to 20%. The favorable impact of Moore Loans’ yield was reduced by a decrease in the yield on loans held by the Bank resulting from the low interest rate environment and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage. The taxable-equivalent yield on the Company’s securities portfolio declined from 7.50% for the second quarter of 2002 to 7.09% for the second quarter of 2003 and from 7.55% for the first six months of 2002 to 7.26% for the comparable period in 2003 as a result of the maturities and calls of higher-yielding securities.

The decrease in the cost of funds for the Company was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates, offset in part by hgher-cost funds related to Moore Loans. Moore Loans has a line of credit with an unrelated third party, which bears interest at LIBOR plus 250 basis points. In addition, as part of the acquisition of Moore Loans, the Bank borrowed $15 million from the FHLB at rates between 2.8% and 3.3% and $5 million from an unrelated third party, which bears interest at 6.0%. As part of the purchase price of Moore Loans, the Bank issued $3 million in subordinated debt to the former shareholders of Moore Loans, which bears interest at 8.0%.

Non-Interest Income

	Three Months Ended June 30, 2003
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gain on sale of loans	$—	$5,642	$—	$—	$5,642
Service charges on deposit accounts	589	—	—	—	589
Other service charges and fees	175	1,118	—	—	1,293
Gain on calls of available for sale securities	116	—	—	—	116
Other income	66	12	10	367	455

Total non-interest income	$946	$6,772	$10	$367	$8,095

	Three Months Ended June 30, 2002
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gain on sale of loans	$—	$3,045	$—	$—	$3,045
Service charges on deposit accounts	471	—	—	—	471
Other service charges and fees	170	650	—	—	820
Gain on calls of available for sale securities	20	—	—	—	20
Other income	51	7	—	290	348

Recurring non-interest income	712	3,702	—	290	4,704
Nonrecurring insurance benefit	277	—	—	—	277

Total non-interest income	$989	$3,702	$—	$290	$4,981

	Six Months Ended June 30, 2003
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gain on sale of loans	$—	$10,465	$—	$—	$10,465
Service charges on deposit accounts	1,169	—	—	—	1,169
Other service charges and fees	340	1,994	—	—	2,334
Gain on calls of available for sale securities	156	—	—	—	156
Other income	97	55	16	647	815

Total non-interest income	$1,762	$12,514	$16	$647	$14,939

	Six Months Ended June 30, 2002
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gain on sale of loans	$—	$5,639	$—	$—	$5,639
Service charges on deposit accounts	884	—	—	—	884
Other service charges and fees	308	1,243	—	—	1,551
Gain on calls of available for sale securities	35	—	—	—	35
Other income	73	67	—	536	676

Recurring non-interest income	1,300	6,949	—	536	8,785
Nonrecurring insurance benefit	277	—	—	—	277

Total non-interest income	$1,577	$6,949	$—	$536	$9,062

Total non-interest income increased $3.1 million or 62.5% to $8.1 million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002. Total non-interest income increased $5.9 million or 64.9% to $14.9 million for the first six months of 2003 from $9.1 million for the same period in 2002. The three month and six month increases in 2003 are mainly attributable to an increase in gains on the sale of loans and other service charges and fees resulting from an increase in volume of loans closed and sold by C&F Mortgage. The increase in service charges at the Retail Banking segment is a result of the Bank’s new overdraft program that was started at the beginning of 2002, and the increase in gains on calls of available for sale securities is a result of the calls of higher-yielding securities. These increases at the Bank were more than offset by a non-recurring insurance benefit of $277,000 received in the second quarter of 2002.

Non-Interest Expense

	Three Months Ended June 30, 2003
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$2,026	$3,859	$464	$196	$6,545
Occupancy expense	581	237	48	7	873
Other expenses	853	827	415	52	2,147

Total non-interest expense	$3,460	$4,923	$927	$255	$9,565

	Three Months Ended June 30, 2002
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$1,762	$2,050	$—	$109	$3,921
Occupancy expense	596	193	—	7	796
Other expenses	773	540	—	39	1,352

Total non-interest expense	$3,131	$2,783	$—	$155	$6,069

	Six Months Ended June 30, 2003
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$4,060	$7,072	$875	$327	$12,334
Occupancy expense	1,154	482	97	14	1,747
Other expenses	1,662	1,596	803	104	4,165

Total non-interest expense	$6,876	$9,150	$1,775	$445	$18,2460

	Six Months Ended June 30, 2002
(dollars in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$3,486	$3,959	$—	$211	$7,656
Occupancy expense	1,195	363	—	13	1,571
Other expenses	1,408	1,077	—	77	2,562

Total non-interest expense	$6,089	$5,399	$—	$301	$11,789

Total non-interest expense increased $3.5 million, or 57.6%, to $9.6 million for the three months ended June 30, 2003 from $6.1 million for the three months ended June 30, 2002. Total non-interest expenses increased $6.4 million, or 54.8%, to $18.2 million for the first six months of 2003 from $11.8 million for the first six months of 2002. The three month and six month increases in 2003 are mainly attributable to the acquisition of Moore Loans in September 2002, coupled with higher commissioned salaries and employee benefits expense and other operating expenses at C&F Mortgage Corporation resulting from the increase in loan production. In addition, the increase in personnel expenses at the Retail Banking segment is a result of an increase in operations and administrative personnel, coupled with higher employee benefits expense, which are attributable to continued growth and higher pension and health care costs.

Income Taxes

Income tax expense for the second quarter of 2003 totaled $1.8 million, an effective tax rate of 33.6%, compared to $826,000, or 26.4%, for the second quarter of 2002. Income tax expense for the first six months of 2003 totaled $3.4 million, an effective tax rate of 33.1%, compared to $1.5 million, or 27.0%, for the first six months of 2002. The increase in the effective tax rate for the three months and six months ended June 30, 2003 is a result of a decrease in earnings from tax exempt assets as a percentage of total income mainly resulting from the increased earnings at C&F Mortgage and Moore Loans and to the receipt of a non-recurring insurance benefit in the second quarter of 2002 that was not subject to income taxes.

Asset Quality

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table summarizes the allowance activity for periods indicated:

	Three Months Ended June 30, 2003
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total

Allowance, beginning of period	$3,888	$3,067	$6,955
Provision for loan losses	225	618	843

	4,113	3,685	7,798
Loans charged off	(51)	(449)	(500)
Recoveries of loans previously charged off	6	158	164

Net loans charged off	(45)	(291)	(336)

Allowance, end of period	$4,068	$3,394	$7,462

	Three Months Ended June 30, 2002
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,758	$—	$3,758
Provision for loan losses	125	—	125

	3,883	—	3,883
Loans charged off	(47)	—	(47)
Recoveries of loans previously charged off	38	—	38

Net loans charged off	(9)	—	(9)

Allowance, end of period	$3,874	$—	$3,874

	Six Months Ended June 30, 2003
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,765	$2,957	$6,722
Provision for loan losses	300	1,081	1,381

	4,065	4,038	8,103
Loans charged off	(51)	(925)	(976)
Recoveries of loans previously charged off	54	281	335

Net loans charged off	3	(644)	(641)

Allowance, end of period	$4,068	$3,394	$7,462

	Six Months Ended June 30, 2002
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total

Allowance, beginning of period	$3,684	$—	$3,684
Provision for loan losses	200	—	200

	3,884	—	3,884
Loans charged off	(56)	—	(56)
Recoveries of loans previously charged off	46	—	46

Net loans charged off	(10)	—	(10)

Allowance, end of period	$3,874	$—	$3,874

The Consumer Finance segment, consisting solely of Moore Loans, accounts for the majority of the activity in the allowance for loan losses during the second quarter and the first six months of 2003. Moore Loans serves customers who have limited access to traditional automobile financing. Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest incomes. Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans expects to sustain a higher level of credit losses than traditional automobile financing sources. As Moore Loans provides financing in a relatively higher risk market, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources.

In addition to maintaining the allowance for loan losses, Moore Loans retains dealer reserves that are established at the time a loan is made and is specific to each individual dealer. Loans charged off at Moore Loans are first charged to the dealer reserves, to the extent that an individual dealer has reserves, and the remainder is charged to the allowance for loan losses. Dealer reserves are a liability of Moore Loans and payable to individual dealers upon the termination of the relationship with Moore Loans and the payment of outstanding loans associated with a specific dealer. The following table summarizes the dealer reserves activity (dollars in 000’s):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Dealer reserves, beginning of period	$2,148	$2,071
Reserve holdback at loan origination	552	1,167
Loans charged off	(547)	(1,123)
Recoveries of loans previously charged off	59	97

Dealer reserves, end of period	$2,212	$2,212

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

Non-Performing Assets

Retail and Mortgage Banking

(dollars in 000’s)
	June 30, 2003	December 31, 2002
Non-accrual loans	$2,053	$1,656
Real estate owned	702	703

Total non-performing assets	$2,755	$2,359

Accruing loans past due for 90 days or more	$3,093	$69

Allowance for loan losses	$4,068	$3,765

Non-performing assets to total loans* and real estate owned	1.01%	.88%
Allowance for loan losses to total loans* and real estate owned	1.50	1.40
Allowance for loan losses to non-performing assets	147.66	159.60

*Total loans above excludes consumer finance loans at Moore Loans.

Consumer Finance

(dollars in 000’s)
	June 30, 2003	December 31, 2002
Non-accrual loans	$872	$688

Accruing loans past due for 90 days or more	$293	$293

Allowance for loan losses	$3,394	$2,957

Dealer reserves	$2,212	$2,071

Non-accrual loans to total loans	1.15%	1.02%
Allowance for loan losses and dealer reserves to total loans	7.41	7.48
Allowance for loan losses and dealer reserves to non-accrual loans	642.89	730.81

There has been no substantive change in non-performing assets of the combined Retail and Mortgage Banking segment, which increased to $2.8 million at June 30, 2003 from $2.4 million at December 31, 2002. The increase in accruing loans past due for 90 days or more is largely a result of a $2.5 million commercial loan secured by real estate. Management is closely monitoring this relationship and believes that assets securing this loan are adequate at this time. Real estate owned consists primarily of two commercial properties, and there are active negotiations with a third-party purchaser for one of these properties. The allowance for loan losses was $4.1 million at June 30, 2003 and $3.8 million at December 31, 2002, which approximates 1.50% and 1.40%, respectively, of total loans and real estate owned. Management believes that the current allowance is adequate to absorb any losses on existing loans that may become uncollectible in the combined Retail and Mortgage Banking segment.

Non-performing assets of the Consumer Finance segment increased to $872,000 at June 30, 2003 from $688,000 at December 31, 2002. The corresponding allowance for loan losses was $3.4 million at June 30, 2003 and $3.0 million at December 31, 2002, and dealer reserves were $2.2 million at June 30, 2003 and $2.1 million at December 31, 2002. Because Moore Loans focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. While Moore Loans seeks to manage the higher risk inherent in loans made to non-prime borrowers through underwriting criteria and collection methods it employs, no assurance can be given that these criteria or methods will afford adequate protection against these risks. However, management believes that the current allowance for loan losses and dealer reserves are adequate to absorb any losses on existing loans in the Consumer Finance segment, which may become uncollectible.

FINANCIAL CONDITION

At June 30, 2003, the Company had total assets of $554.4 million compared to $551.9 million at December 31, 2002. The increase is principally a result of an increase in loans held for investment. At June 30, 2003, loans held for investment amounted to $339.3 million compared to $328.6 million at December 31, 2002. Loans held by the Consumer Finance segment increased $8.0 million from $64.2 million at December 31, 2002 to $72.2 million at June 30, 2003. Loans held by the combined Retail and Mortgage Banking segment increased $2.7 million from $264.4 million at December 31, 2002 to $267.1 million at June 30, 2003. These increases were offset in part by a decline in loans held for sale to $99.0 million at June 30, 2003 from $107.2 million at December 31, 2002. This balance fluctuates based on originations and loan sales at C&F Mortgage. During the first six months of 2003, loan sales were $570.9 million and loan originations were $562.7 million.

Loan Portfolio

The following table sets forth the composition of the Company’s loans held for investment in dollar amounts and as a percentage of the Company’s total gross loans held for investment at the dates indicated (dollars in 000’s):

	June 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Real estate—mortgage	$80,418	23%	$76,472	23%
Real estate—construction	7,826	2	8,575	8,575
Commercial, financial and gricultural	159,286	46	158,350	47
Equity lines	12,489	4	12,181	4
Consumer	11,875	3	13,376	3
Consumer-Moore Loans	75,608	22	67,194	20

Total loans	347,502	100%	336,148	100%

Less unearned loan fees	(760)		(792)
Less allowance for loan losses
Retail and Mortgage Banking	(4,068)		(3,765)
Consumer Finance	(3,394)		(2,957)

Total loans, net	$339,280		$328,634

Investment Securities

At June 30, 2003, total investment securities were $59.9 million compared to $60.6 million at December 31, 2002. Mortgage backed securities represented 5.9% of the total securities portfolio, obligations of state and political subdivisions were 80.1%, U.S. government agency notes were 3.7% and preferred stocks were 10.3% at June 30, 2003. Mortgage backed securities represented 7.2% of the total securities portfolio, obligations of states and political subdivisions were 83.5% and preferred stocks were 9.3% at December 31, 2002.

Deposits

Deposits totaled $402.7 million at June 30, 2003 compared to $383.5 million at December 31, 2002. Non-interest bearing deposits totaled $60.3 million at June 30, 2003 compared to $53.4 million at December 31, 2002. The increase in deposits is primarily a result of an increase in deposits at branches that were opened in the last quarter of 2001, and the result of investors moving funds from stocks and mutual funds to banks.

Other Borrowings

Borrowings totaled $72.3 million at June 30, 2003 compared to $94.5 million at December 31, 2002. This decrease occurred in short-term borrowings from the FHLB. There were no short-term advances from the FHLB outstanding on June 30, 2003 compared to $29.0 million outstanding on December 31, 2002. The decrease in short-term advances was primarily a result of the decline in loans held for sale, which are funded in part by FHLB advances, and an increase in deposits. The decline in FHLB advances was offset in part by a $7.5 million increase in the bank line of credit that partially funds loans at Moore Loans.

Liquidity

At June 30, 2003, cash, securities classified as available for sale and interest-bearing deposits were 15.6% of total earning assets compared to 15.3% at December 31, 2002. Asset liquidity is also provided by managing the investment maturities.

Additional sources of liquidity available to the Company include the Bank’s capacity to borrow additional funds through an established federal funds line with a regional correspondent bank, an established line with the FHLB and a revolving line of credit with a third party bank.

Capital Resources

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003:
Total Capital (to Risk-Weighted Assets)
Company	$59,469	13.0%	$36,506	8.0%	N/A	N/A
Bank	56,237	12.5	35,892	8.0	$44,865	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	49,995	11.0	18,253	4.0	N/A	N/A
Bank	46,857	10.4	17,946	4.0	26,919	6.0
Tier I Capital (to Average Assets)
Company	49,995	9.5	21,171	4.0	N/A	N/A
Bank	46,857	9.0	20,840	4.0	26,050	5.0
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Company	$55,322	12.5%	$35,548	8.0%	N/A	N/A
Bank	51,441	11.8	34,870	8.0	$43,588	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	46,002	10.4	17,774	4.0	N/A	N/A
Bank	42,228	9.7	17,435	4.0	26,153	6.0
Tier I Capital (to Average Assets)
Company	46,002	8.8	20,805	4.0	N/A	N/A
Bank	42,228	8.3	20,450	4.0	25,562	5.0

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending or threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, results of operations, or financial position of either.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

C&F Financial Corporation held its Annual Meeting of Shareholders on April 15, 2003. A quorum of shareholders was present, consisting of a total of 2,881,959 shares. At the Annual Meeting, the shareholders elected Larry G. Dillon and James H. Hudson III as Class I directors to serve on the Board of Directors until the 2006 Annual Meeting of Shareholders. The following Class II and Class III directors whose terms expire in 2004 and 2005 continued in office: J.P. Causey Jr., Barry R. Chernack, Joshua H. Lawson, William E. O’Connell Jr., and Paul C. Robinson.

The vote on director nominations was as follows:

	FOR	WITHHELD
Larry G. Dillon	2,817,467	64,492
James H. Hudson III	2,818,116	63,843

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

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

3.2 Bylaws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

31.1 Certification of CEO pursuant to Rule 13a-14(a), filed herewith

31.2 Certification of CFO pursuant to Rule 13a-14(a), filed herewith

32.1 Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, filed herewith

(b)	Reports on Form 8-K:

On April 16, 2003, the Company filed a report on Form 8-K to announce the Company’s financial results for the first quarter ended March 31, 2003.

On May 23, 2003, the Company filed a report on Form 8-K to announce its declaration of a cash dividend payable July 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION (Registrant)

Date	August 8, 2003	/s/ LARRY G. DILLON
Larry G. Dillon Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	August 8, 2003	/s/ THOMAS F. CHERRY
Thomas F. Cherry Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)