Form 10-Q
period 2003-09-30
C & F FINANCIAL CORP
filed 2003-11-13
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to

Commission file number 000-23423

C&F Financial Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-1680165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Eighth and Main Streets	West Point, VA	23181
	(Address of principal executive offices)	(Zip Code)

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

☐  Yes  No  ☒

At November 7, 2003, the latest practicable date for determination, 3,612,171 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$20,468	$13,352
Interest-bearing deposits in other banks	31,242	4,979

Total cash and cash equivalents	51,710	18,331
Securities-available for sale at fair value, amortized cost of $51,056 and $57,726, respectively	54,252	60,629
Loans held for sale, net	70,426	107,227
Loans, net	349,226	328,634
Federal Home Loan Bank stock	2,072	2,760
Corporate premises and equipment, net of accumulated depreciation	15,268	14,060
Accrued interest receivable	2,648	2,270
Goodwill	8,060	7,860
Other assets	11,010	10,151

Total assets	$564,672	$551,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$62,982	$53,402
Savings and interest-bearing demand deposits	167,160	161,002
Time deposits	185,716	169,129

Total deposits	415,858	383,533
Borrowings	75,644	94,479
Accrued interest payable	661	714
Other liabilities	9,469	16,963

Total liabilities	501,632	495,689

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,607,371 and 3,649,859 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively)	3,607	3,650
Additional paid-in capital	860	2,506
Retained earnings	56,464	48,161
Accumulated other comprehensive income net of tax of $1,087 and $987, respectively	2,109	1,916

Total shareholders’ equity	63,040	56,233

Total liabilities and shareholders’ equity	$564,672	$551,922

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Interest and fees on loans	$9,015	$6,755	$26,935	$17,976
Interest on other investments and fed funds	24	113	103	329
Interest on investment securities
U.S. government agencies and corporations	8	—	23	—
Tax-exempt obligations of states and political subdivisions	542	610	1,706	1,795
Corporate bonds and other	126	164	402	499

Total interest income	9,715	7,642	29,169	20,599

Interest expense
Savings and interest-bearing deposits	380	488	1,212	1,614
Certificates of deposit, $100 or more	289	302	834	969
Other time deposits	858	1,120	2,675	3,526
Other borrowings	709	334	2,099	522

Total interest expense	2,236	2,244	6,820	6,631

Net interest income	7,479	5,398	22,349	13,968

Provision for loan losses	924	291	2,305	491

Net interest income after provision for loan losses	6,555	5,107	20,044	13,477

Other operating income
Gain on sale of loans	5,687	3,729	16,152	9,368
Service charges on deposit accounts	549	523	1,718	1,407
Other service charges and fees	1,304	1,055	3,638	2,606
Gain on maturities and calls of available for sale securities	29	34	185	69
Other income	419	371	1,234	1,324

Total other operating income	7,988	5,712	22,927	14,774

Other operating expenses
Salaries and employee benefits	6,317	4,679	18,651	12,335
Occupancy expenses	846	726	2,593	2,297
Other expenses	2,314	1,482	6,479	4,043

Total other operating expenses	9,477	6,887	27,723	18,675

Income before income taxes	5,066	3,932	15,248	9,576
Income tax expense	1,702	1,242	5,075	2,769

Net income	$3,364	$2,690	$10,173	$6,807

Per share data
Net income—basic	$.93	$.75	$2.82	$1.92
Net income—assuming dilution	.89	$.74	2.69	$1.88
Cash dividends paid and declared	.18	$.16	.52	$.46
Weighted average number of shares—basic	3,603,389	3,575,576	3,610,467	3,546,348
Weighted average number of shares—assuming dilution	3,790,053	3,655,301	3,776,312	3,625,804

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

Beginning balance December 31, 2002	$3,650	$2,506		$48,161	$1,916	$56,233

Comprehensive income
Net income	—	—	$10,173	10,173	—	10,173
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment[1]	—	—	193	—	193	193

Comprehensive income			$10,366

Stock options exercised	37	536		—	—	573

Repurchase of common stock	(80)	(2,182)		—	—	(2,262)

Cash dividends	—	—		(1,870)	—	(1,870)

Ending balance September 30, 2003	$3,607	$860		$56,464	$2,109	$63,040

1Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period	$316
Less: reclassification adjustment for gains included in net income	(123)

Net unrealized gains on securities	$193

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

Beginning balance December 31, 2001	$3,526	$47		$40,622	$548	$44,743

Comprehensive income
Net income	—	—	$6,807	6,807	—	6,807
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment[1]	—	—	1,511	—	1,511	1,511

Comprehensive income			$8,318

Stock options exercised	16	182		—	—	198

Issuance of common stock in connection with acquisition	100	2,189		—		2,289

Cash dividends	—	—		(1,643)	—	(1,643)

Ending balance September 30, 2002	$3,642	$2,418		$45,786	$2,059	$53,905

1Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period	$1,557
Less: reclassification adjustment for gains included in net income	(46)

Net unrealized gains on securities	$1,511

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$10,173	$6,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,140	1,169
Amortization of intangible assets	109	141
Provision for loan losses	2,305	491
Accretion of discounts and amortization of premiums on investment securities, net	80	53
Net realized gain on securities	(185)	(69)
Proceeds from sale of loans	937,415	496,798
Origination of loans held for sale	(900,614)	(503,329)
Change in other assets and liabilities:
Accrued interest receivable	(378)	90
Other assets	(1,268)	(253)
Accrued interest payable	(53)	(85)
Other liabilities	(7,494)	6,062

Net cash provided by operating activities	41,230	7,875

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	10,501	4,495
Purchase of securities available for sale	(3,726)	(10,979)
Net increase in customer loans	(22,897)	(11,724)
Purchase of corporate premises and equipment	(2,355)	(702)
Sale of corporate premises and equipment	7	16
Purchase (redemption) of Federal Home Loan Bank stock	688	(95)
Acquisition of subsidiary	—	(10,499)

Net cash used in investing activities	(17,782)	(29,488)

Cash flows from financing activities:
Net increase in demand, interest bearing demand and savings deposits	15,738	34,880
Net increase in time deposits	16,587	12,881
Net decrease in other borrowings	(18,835)	(19,313)
Repurchase of common stock	(2,262)	—
Proceeds from exercise of stock options	573	198
Cash dividends	(1,870)	(1,643)

Net cash provided by financing activities	9,931	27,003

Net increase in cash and cash equivalents	33,379	5,390
Cash and cash equivalents at beginning of period	18,331	11,057

Cash and cash equivalents at end of period	$51,710	$16,447

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Supplemental disclosure
Interest paid	$6,873	$6,694
Income taxes paid	5,874	2,835
Transactions related to the acquisition of subsidiary:
Issuance of common stock	$—	$2,289
Issuance of debt	—	3,000
Increase in assets and liabilities:
Loans	—	64,729
Other assets	—	12,095
Borrowings	—	57,193
Other liabilities	—	3,342

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of C&F Financial Corporation (the “Company”) and its subsidiary, Citizens and Farmers Bank (the “Bank”), with all significant intercompany transactions and accounts being eliminated in consolidation.

Stock Compensation Plans: The Company has three stock-based compensation plans that are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share amounts).

	Three Months Ended September 30,
	2003	2002
Net income, as reported	$3,364	$2,690
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(94)	(62)

Pro forma net income	$3,270	$2,628
Earnings per share:
Basic—as reported	$.93	$.75
Basic—pro forma	$.91	$.73
Diluted—as reported	$.89	$.74
Diluted—pro forma	$.86	$.72

	Nine Months Ended September 30,
	2003	2002
Net income, as reported	$10,173	$6,807
Total stock-based compensation expense
determined under fair value based method for all awards, net of related tax effects	(266)	(183)

Pro forma net income	$9,907	$6,624

Earnings per share:
Basic—as reported	$2.82	$1.92
Basic—pro forma	$2.74	$1.87
Diluted—as reported	$2.69	$1.88
Diluted—pro forma	$2.62	$1.83

Note 2

Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods.

Note 3

During the first nine months of 2003, the Company repurchased 80,000 shares of its common stock in privately negotiated transactions at prices between $28.00 and $28.50 per share. The Company did not repurchase any shares of its common stock during the first nine months of 2002.

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

Loans	$64,729
Other assets	4,372
Goodwill	7,723
Liabilities assumed	(60,535)

Total purchase price	$16,289

The results of operations of Moore Loans are included in the financial statements from the acquisition date. The following table presents pro forma combined results of operations of C&F Financial Corporation and Moore Loans for the three months and nine months ended September 30, 2002 as if the business combination had been completed as of the beginning of 2002 (in thousands, except per share amounts):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Net interest income	$6,797	$19,482
Net income	2,996	8,381
Earnings per share—assuming dilution	81	2.26

Note 5

The Company operates in a decentralized fashion in three principal business activities: retail banking, mortgage banking and consumer finance. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Revenues from consumer finance activities consist primarily of interest earned on automobile loans. The Company also has investment company, title company, settlement company and insurance company subsidiaries that derive revenues from brokerage, title insurance, mortgage loan settlement and insurance services, respectively. The results of these other subsidiaries are not significant to the Company as a whole and have been included in “Other.” The following table presents segment information for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30, 2003
	(In thousands)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,156	$1,000	$3,217	$—	$(658)	$9,715
Gain on sale of loans	—	5,687	—	—	—	5,687
Other	807	1,121	19	354	—	2,301

Total operating income	6,963	7,808	3,236	354	(658)	17,703

Expenses:
Interest expense	1,866	356	672	—	(658)	2,236
Provision for loan losses	150	—	774	—	—	924
Personnel expenses	2,153	3,511	533	120	—	6,317
Other	1,398	1,255	439	68	—	3,160

Total operating expenses	5,567	5,122	2,418	188	(658)	12,637

Income before income taxes	1,396	2,686	818	166	—	5,066
Provision for income taxes	307	1,021	311	63	—	1,702

Net income	$1,089	$1,665	$507	$103	$—	$3,364

Total assets	$481,063	$77,355	$88,083	$776	$(82,605)	$564,672
Capital expenditures	$348	$7	$3	$—	$—	$358

	Three Months Ended September 30, 2002
	(In thousands)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,230	$692	$961	$—	$(241)	$7,642
Gain on sale of loans	—	3,729	—	—	—	3,729
Other	766	927	10	280	—	1,983

Total operating income	6,996	5,348	971	280	(241)	13,354

Expenses:
Interest expense	2,049	206	230	—	(241)	2,244
Provision for loan losses	100	—	191	—	—	291
Personnel expenses	1,822	2,633	123	101	—	4,679
Other	1,296	777	82	53	—	2,208

Total operating expenses	5,267	3,616	626	154	(241)	9,422

Income before income taxes	1,729	1,732	345	126	—	3,932
Provision for income taxes	405	658	131	48	—	1,242

Net income	$1,324	$1,074	$214	$78	$—	$2,690

Total assets	$451,679	$80,213	$76,378	$30	$(96,826)	$511,474
Capital expenditures	$101	$27	$—	$—	$—	$128

	Nine Months Ended September 30, 2003
	(In thousands)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$18,704	$3,185	$9,125	$—	$(1,845)	$29,169
Gain on sale of loans	—	16,152	—	—	—	16,152
Other	2,569	3,170	35	1,001	—	6,775

Total operating income	21,273	22,507	9,160	1,001	(1,845)	52,096

Expenses:
Interest expense	5,777	931	1,957	—	(1,845)	6,820
Provision for loan losses	450	—	1,855	—	—	2,305
Personnel expenses	6,213	10,583	1,408	447	—	18,651
Other	4,214	3,333	1,339	186	—	9,072

Total operating expenses	16,654	14,847	6,559	633	(1,845)	36,848

Income before income taxes	4,619	7,660	2,601	368	—	15,248
Provision for income taxes	1,036	2,911	988	140	—	5,075

Net income	$3,583	$4,749	$1,613	$228	$—	$10,173

Total assets	$481,063	$77,355	$88,083	$776	$(82,605)	$564,672
Capital expenditures	$2,145	$201	$9	$—	$—	$2,355

	Nine Months Ended September 30, 2002 (In thousands)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$18,257	$2,021	$961	$—	$(640)	$20,599
Gain on sale of loans	—	9,368	—	—	—	9,368
Other	2,344	2,236	10	816	—	5,406

Total operating income	20,601	13,625	971	816	(640)	35,373

Expenses:
Interest expense	6,437	604	230	—	(640)	6,631
Provision for loan losses	300	—	191	—	—	491
Personnel expenses	5,308	6,592	123	312	—	12,335
Other	3,898	2,217	82	143	—	6,340

Total operating expenses	15,943	9,413	626	455	(640)	25,797

Income before income taxes	4,658	4,212	345	361	—	9,576
Provision for income taxes	900	1,601	131	137	—	2,769

Net income	$3,758	$2,611	$214	$224	$—	$6,807

Total assets	$451,679	$80,213	$76,378	$30	$(96,826)	$511,474
Capital expenditures	$542	$152	$—	$8	$—	$702

The Retail Banking segment provides the Mortgage Banking segment with the funds needed to originate mortgage loans through a warehouse line of credit and charges the Mortgage Banking segment interest at the daily Federal Home Loan Bank advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans and charges the Consumer Finance segment interest at LIBOR plus 250 basis points. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical facts may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, including residential home mortgages, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of C&F Financial Corporation (the “Company”). This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

Critical Accounting Policies

Allowance for Loan Losses: The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Impaired Loans: Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan’s observable market price) or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan impaired when it is probable that the Company will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collection of all amounts due is expected. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

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

Goodwill: On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the Bank’s acquisition of Moore Loans, Inc. in September 2002, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded.

Defined Benefit Pension Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as defined by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. Plan obligations and annual pension and postretirement benefit income are determined by actuaries using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets, and the anticipated rate of future salary increases. Changes in these assumptions, if any, may impact pension expense as measured in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

Stock Compensation Plans: SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Statement No. 123 (“SFAS 148”) was issued in December 2002. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to, among other things, provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Currently, the Company’s three stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based compensation cost is reflected in the Company’s net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company elects to adopt the recognition provisions of SFAS 148 in 2003, the change in accounting principle will result in a stock-based compensation cost to be reflected in the Company’s net income. The amount of compensation cost will be dependent on the fair value based method chosen.

Overview

Net income increased 25.1% to $3.4 million for the three months ended September 30, 2003 compared to $2.7 million for the same period of 2002. Earnings per diluted share were $.89 for the three month period of 2003, up 20.3% from $.74 per diluted share for the three months ended September 30, 2002. Net income increased 49.4% to $10.2 million for the nine months ended September 30, 2003 compared to $6.8 million for the same period of 2002. Earnings per diluted share were $2.69 for the nine month period of 2003, up 43.1% from $1.88 per diluted share for the nine months ended September 30, 2002.

Performance as measured by the Company’s annualized return on average assets (ROA) was 2.38% for the three months ended September 30, 2003 compared to 2.41% for the same period of 2002. For the first nine months of 2003, ROA was 2.50% compared to 2.08% for the first nine months of 2002. Another key indicator of performance, the annualized return on average equity (ROE), was 21.74% for the three months ended September 30, 2003 compared to 21.06% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, ROE was 22.80% compared to 18.84% for the first nine months of 2002.

The increase in net income and earnings per share for both the third quarter and the nine months ended September 30, 2003 resulted primarily from an increase in the earnings of the Mortgage Banking segment and the inclusion of the earnings of the Consumer Finance segment, which was acquired in September 2002. The results of operations of each of the Company’s significant business segments are summarized below.

Retail Banking: Earnings for the Retail Banking segment were $1.1 million and $3.6 million for the third quarter and the first nine months, respectively, of 2003, as compared to $1.3 million and $3.8 million for the third quarter and the first nine months, respectively, of 2002. Included in earnings for 2002 was a non-recurring tax-free insurance benefit of $277,000, which was received in the second quarter of 2002. Excluding this benefit, recurring earnings for the Retail Banking segment were $3.5 million for the first nine months of 2002. The following table presents the reconciliation of the change in net income of the Retail Banking segment to the increase in recurring earnings for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,		Increase
	2003	2002	(Decrease)
Net income, as reported	$3,583	$3,758	$(175)
Nonrecurring insurance benefit	—	(277)	277

Recurring earnings[1]	$3,583	$3,481	$102

1The presentation of this non-GAAP financial measure is meaningful to the discussion of comparative earnings for the Retail Banking segment for the nine months ended September 30, 2003 and 2002 because the decline in net income, as reported, is not indicative of the trend in earnings for the Retail Banking segment.

The decline in earnings for the comparative third quarter periods is primarily a result of an increase in the provision for loan losses resulting from a higher level of non-accrual loans and accruing loans past due 90 days or more and higher operating expenses resulting from the initial costs associated with the expansion of the Retail Banking segment. During the third quarter of 2003, the Retail Banking segment opened a new branch in Mechanicsville, Virginia and began to hire individuals for the expansion into the Virginia Peninsula region.

The increase in recurring earnings for the comparative nine month periods is primarily a result of higher average earning assets, principally funded by growth in deposits, and an increase in recurring non-interest income, partially offset by an increase in non-interest expense. The increase in average earning assets is a result of a higher average balance of loans by the Retail Banking segment to the Mortgage Banking and the Consumer Finance segments, as well as an increase in loans to third party customers. The increase in recurring non-interest income is primarily a result of the new overdraft program implemented by the Bank during 2002 and the gain on calls of securities that resulted from the low interest rate environment. The increase in non-interest expense is primarily a result of an increase in salaries and benefits as the Bank continues to add staff to support growth.

Mortgage Banking: Earnings for the Mortgage Banking segment increased approximately $591,000 to $1.7 million for the quarter ended September 30, 2003 and increased approximately $2.1 million to $4.7 million for the nine months ended September 30, 2003. The increase in earnings is a result of the continued low interest rate environment and strong demand for mortgage loans, as well as the October 2002 addition of a new loan production office in Fredericksburg, Virginia and an increase in loan officers at existing loan production offices. Income at C&F Mortgage Corporation is generally correlated to changes in interest rates and new and resale home purchases. The low interest rates and strong home sales have resulted in strong demand for both mortgage loans to refinance existing loans, as well as mortgage loans for new and resale home purchases. For the third quarter of 2003, the amount of loan originations at C&F Mortgage resulting from refinancing was $163.7 million compared to $97.2 million for the third quarter of 2002. Loans originated for new and resale home purchases for these two time periods were $174.2 million and $113.1 million, respectively. For the first nine months of 2003, the amount of loan originations at C&F Mortgage resulting from refinancing was $468.3 million compared to $191.2 million for the same period of 2002. Loans originated for new and resale home purchases for these two time periods were $432.3 million and $312.1 million, respectively. C&F Mortgage expects that future earnings of the Mortgage Banking segment will be affected by changes in interest rates and demand for new and resale home sales. The recent increase in mortgage rates has resulted in a decline in the number of applications, which will ultimately result in a decrease in originations and sales of loans.

Consumer Finance: Earnings for the Consumer Finance segment, consisting solely of Moore Loans, Inc., totaled $507,000 for the quarter ended September 30, 2003 and $1.6 million for the nine months ended September 30, 2003. Three and nine month earnings for 2002 were $214,000 from September 1, the date of acquisition, through September 30.

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

Selected Average Balance Sheet Data

(dollars in 000’s)
	Three Months Ended
	September 30, 2003		September30, 2002
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
Securities	$54,588	7.23%	$61,623	7.29%
Loans	454,656	7.93	327,408	8.25
Fed funds sold / interest bearing deposits at other banks	10,727	89	25,288	1.79

Total earning assets	$519,971	7.71%	$414,319	7.71%

Time, checking and savings deposits	$346,361	1.76%	$305,659	2.50%
Other borrowings	80,761	3.50	31,791	4.19

Total interest bearing liabilities	$427,122	2.09%	$337,450	2.66%

Net interest margin		5.99%		5.55%

(dollars in 000’s)
	Nine Months Ended
	September 30, 2003		September 30, 2002
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
Securities	$57,435	7.23%	$59,367	7.44%
Loans	430,351	8.37	303,472	7.90
Fed funds sold / interest bearing deposits at other banks	12,857	1.07	26,169	1.68

Total earning assets	$500,643	8.05%	$389,008	7.41%

Time, checking and savings deposits	$337,607	1.87%	$298,847	2.73%
Other borrowings	76,215	3.68	18,512	3.76

Total interest bearing liabilities	$413,822	2.20%	$317,359	2.79%

Net interest margin		6.23%		5.14%

Net interest income, on a taxable equivalent basis, for the three months ended September 30, 2003 was $7.8 million, an increase of $2.0 million, or 35.5%, from $5.7 million for the three months ended September 30, 2002. Net interest income, on a taxable equivalent basis, for the nine months ended September 30, 2003 was $23.3 million, an increase of $8.3 million, or 55.6%, from $15.0 million for the comparable period in 2002. These increases resulted from higher average interest earning assets, which increased 25.5% for the third quarter of 2003 and 28.7% for the first nine months of 2003, and from increases in the net interest margin, which increased to 5.99% for the third quarter of 2003 from 5.55% for the same period in 2002 and to 6.23% for the first nine months of 2003 from 5.14% for the first nine months of 2002. The increases in average earning assets for the three and nine month periods ended September 30, 2003 were a result of an increase in the average balance of loans, offset in part by a decrease in the average balance of interest earning deposits at other banks (primarily at the Federal Home Loan Bank (“FHLB”)) and a decrease in the average balance of securities.

The increase in average loans is a result of an increase in loans at the Bank, the acquisition of Moore Loans and an increase in loans held for sale at C&F Mortgage. The increase in average loans at the Bank approximated $21.4 million for the third quarter of 2003 and $25.2 million for the first nine months of 2003. This increase was a result of overall growth due to loan demand. The average balance of loans at Moore Loans, which was acquired September 1, 2002, was $77.3 million for the third quarter of 2003 and $73.3 million for the first nine months of 2003. The increase in average loans at C&F Mortgage approximated $53.3 million and $39.6 million for the third quarter and first nine months, respectively, of 2003, which resulted from an increase in originations at C&F Mortgage. Loans originated and loans sold at C&F Mortgage for the third quarter of 2003 were $337.9 million and $366.5 million, respectively, compared to $210.6 million and $182.5 million, respectively, for the third quarter of 2002. Loans originated and loans sold at C&F Mortgage for the first nine months of 2003 were $900.6 million and $937.4 million, respectively, compared to $503.3 million and $496.8 million, respectively, for the comparable period in 2002.

The decrease in the average balance of securities available for sale for the three month and nine month periods ended September 30, 2003 resulted from maturities and calls of higher-yielding securities. Funds provided from the decline in securities available for sale and from the reduction in lower-yielding interest-bearing deposits at other banks were deployed into higher-yielding loans.

The increase in the Company’s net interest margin on a taxable equivalent basis for the third quarter of 2003 compared to the third quarter of 2002 was a result a decrease in the cost of funds to 2.09% from 2.66%. The yield on interest earnings assets was 7.71% for both the third quarter of 2003 and 2002. The decline in the yield on loans to 7.93% from 8.25% was offset by the decline in the average balance of interest-bearing deposits at other banks. The decline in the yield on loans resulted from a 25 basis point decline in the Bank’s prime rate in the third quarter of 2003, coupled with an increase in the average balance of lower yielding loans held for sale at C&F Mortgage, which more than offset the increase in the average balance of higher-yielding loans of the Consumer Finance segment. The decline in the average balance of interest-bearing deposits in other banks was a result of an increase in loans held for sale. The Company’s net interest margin, on a taxable equivalent basis, for the first nine months of 2003 compared to the same period of 2002 increased as a result of an increase in the yield on interest earning assets to 8.05% from 7.41%, coupled with a decrease in the cost of funds to 2.20% from 2.79%. The yield on interest earning assets was favorably impacted by the higher yield on average loans at Moore Loans relative to the Bank and C&F Mortgage. For the three months and nine months ended September 30, 2003, Moore Loans had average loans of $77.3 million and $73.3 million, respectively, with individual loan rates ranging from 15% to 20%. The favorable impact of Moore Loans’ yield was reduced by a decrease in the yield on loans held by the Bank resulting from the low interest rate environment and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage.

The taxable-equivalent yield on the Company’s securities portfolio declined from 7.29% for the third quarter of 2002 to 7.23% for the third quarter of 2003 and from 7.44% for the first nine months of 2002 to 7.23% for the comparable period in 2003 as a result of the maturities and calls of higher-yielding securities.

The decrease in the cost of funds for the Company for the third quarter and for the first nine months of 2003 was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates, offset in part by higher-cost funds related to Moore Loans. Moore Loans has a line of credit with an unrelated third party, which bears interest at LIBOR plus 250 basis points. In addition, as part of the acquisition of Moore Loans, the Bank borrowed $20 million from the FHLB at rates between 2.8% and 3.3% and $5 million from an unrelated third party, which bears interest at 6.0%. As part of the purchase price of Moore Loans, the Bank issued $3 million in subordinated debt to the former shareholders of Moore Loans, which bears interest at 8.0%.

While low interest rates have resulted in downward pressure on asset yields, banks have not been able to reduce deposit costs at the same pace.

Non-Interest Income

	Three Months Ended September 30, 2003
(dollars in 000’s)
	Retail	Mortgage	Consumer
	Banking	Banking	Finance	Other	Total
Gain on sale of loans	$—	$5,687	$—	$—	$5,687
Service charges on deposit accounts	549	—	—	—	549
Other service charges and fees	205	1,099	—	—	1,304
Gain on calls of available for sale securities	29	—	—	—	29
Other income	24	22	19	354	419

Total non-interest income	$807	$6,808	$19	$354	$7,988

	Three Months Ended September 30, 2002
(dollars in 000’s)
	Retail	Mortgage	Consumer
	Banking	Banking	Finance	Other	Total
Gain on sale of loans	$—	$3,729	$—	$—	$3,729
Service charges on deposit accounts	523	—	—	—	523
Other service charges and fees	193	862	—	—	1,055
Gain on calls of available for sale securities	34	—	—	—	34
Other income	16	65	10	280	371

Total non-interest income	$766	$4,656	$10	$280	$5,712

	Nine Months Ended September 30, 2003
(dollars in 000’s)
	Retail	Mortgage	Consumer
	Banking	Banking	Finance	Other	Total
Gain on sale of loans	$—	$16,152	$—	$—	$16,152
Service charges on deposit accounts	1,718	—	—	—	1,718
Other service charges and fees	545	3,093	—	—	3,638
Gain on calls of available for sale securities	185	—	—	—	185
Other income	121	77	35	1,001	1,234

Total non-interest income[1]	$2,569	$19,322	$35	$1,001	$22,927

[1]	Total non-interest income for the nine months ended September 30, 2003 corresponds to recurring non-interest income for the first nine months of 2002.

	Nine Months Ended September 30, 2002
dollars in 000’s)
	Retail	Mortgage	Consumer
	Banking	Banking	Finance	Other	Total
Gain on sale of loans	$—	$9,368	$—	$—	$9,368
Service charges on deposit accounts	1,407	—	—	—	1,407
Other service charges and fees	502	2,104	—	—	2,606
Gain on calls of available for sale securities	69	—	—	—	69
Other income	89	132	10	816	1,047

Recurring non-interest income[1]	2,067	11,604	10	816	14,497
Nonrecurring insurance benefit	277	—	—	—	277

Total non-interest income	$2,344	$11,604	$10	$816	$14,774

[1]	Recurring non-interest income for the nine months ended September 30, 2002 corresponds to total non-interest income for the first nine months of 2003. The presentation of this non-GAAP financial measure is meaningful to the discussion of comparative non-interest income for the Retail Banking segment because the nonrecurring insurance benefit was 11.8% of total non-interest income for the nine months ended September 30, 2002.

Total non-interest income increased $2.3 million or 39.8% to $8.0 million for the three months ended September 30, 2003 from $5.7 million for the three months ended September 30, 2002. Total non-interest income increased $8.2 million or 55.2% to $22.9 million for the first nine months of 2003 from $14.8 million for the same period in 2002. The three month and nine month increases in 2003 were mainly attributable to an increase in gains on the sale of loans and other service charges and fees resulting from an increase in the volume of loans closed and sold by C&F Mortgage. The increase in total non-interest income for the three and nine months ended September 30, 2003 also included an increase in service charges at the Retail Banking segment, resulting from the Bank’s new overdraft program that was started at the beginning of 2002.

Non-Interest Expense

	Three Months Ended September 30, 2003
(dollars in 000’s)
	Retail	Mortgage	Consumer
	Banking	Banking	Finance	Other	Total
Salaries and employee benefits	$2,153	$3,511	$533	$120	$6,317
Occupancy expense	518	274	47	7	846
Other expenses	880	981	392	61	2,314

Total non-interest expense	$3,551	$4,766	$972	$188	$9,477

	Three Months Ended September 30, 2002
(dollars in 000’s)
	Retail	Mortgage	Consumer
	Banking	Banking	Finance	Other	Total
Salaries and employee benefits	$1,822	$2,633	$123	$101	$4,679
Occupancy expense	538	168	10	10	726
Other expenses	757	610	72	43	1,482

Total non-interest expense	$3,117	$3,411	$205	$154	$6,887

	Nine Months Ended September 30, 2003
(dollars in 000’s)
	Retail	Mortgage	Consumer
	Banking	Banking	Finance	Other	Total
Salaries and employee benefits	$6,213	$10,583	$1,408	$447	$18,651
Occupancy expense	1,672	756	144	21	2,593
Other expenses	2,542	2,577	1,195	165	6,479

Total non-interest expense	$10,427	$13,916	$2,747	$633	$27,723

	Nine Months Ended September 30, 2002
(dollars in 000’s)
	Retail	Mortgage	Consumer
	Banking	Banking	Finance	Other	Total
Salaries and employee benefits	$5,308	$6,592	$123	$312	$12,335
Occupancy expense	1,733	531	10	23	2,297
Other expenses	2,164	1,687	72	120	4,043

Total non-interest expense	$9,205	$8,810	$205	$455	$18,675

Total non-interest expense increased $2.6 million, or 37.6%, to $9.5 million for the three months ended September 30, 2003 from $6.9 million for the three months ended September 30, 2002. Total non-interest expenses increased $9.0 million, or 48.4%, to $27.7 million for the first nine months of 2003 from $18.7 million for the first nine months of 2002. The three month and nine month increases in 2003 were mainly attributable to the acquisition of Moore Loans in September 2002, coupled with higher variable compensation costs and other operating expenses at C&F Mortgage Corporation resulting from the increase in loan production. In addition, the increase in personnel expenses at the Retail Banking segment was a result of an increase in operations and administrative personnel, coupled with higher employee benefits expense, which were attributable to continued growth and higher pension and health care costs, respectively.

Income Taxes

Income tax expense for the third quarter of 2003 totaled $1.7 million, an effective tax rate of 33.6%, compared to $1.2 million, or 31.6%, for the third quarter of 2002. Income tax expense for the first nine months of 2003 totaled $5.1 million, an effective tax rate of 33.3%, compared to $2.8 million, or 28.9%, for the first nine months of 2002. The increase in the effective tax rate for the three months and nine months ended September 30, 2003 was a result of a decrease in earnings from tax-exempt assets as a percentage of total income mainly resulting from the increased earnings at C&F Mortgage and Moore Loans and to the receipt of a non-recurring insurance benefit in the second quarter of 2002 that was not subject to income taxes.

Asset Quality

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table summarizes the allowance activity for periods indicated:

	Three Months Ended September 30, 2003
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,068	$3,394	$7,462
Provision for loan losses	150	774	924

	4,218	4,168	8,386

Loans charged off	(24)	(416)	(440)
Recoveries of loans previously charged off	7	195	202

Net loans charged off	(17)	(221)	(238)

Allowance, end of period	$4,201	$3,947	$8,148

	Three Months Ended September 30, 2002
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,874	$—	$3,874
Provision for loan losses	100	191	291

	3,974	191	4,165

Acquisition of Moore Loans	—	2,693	2,693

Loans charged off	(274)	(130)	(404)
Recoveries of loans previously charged off	15	52	67

Net loans charged off	(259)	(78)	(337)

Allowance, end of period	$3,715	$2,806	$6,521

	Nine Months Ended September 30, 2003
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,765	$2,957	$6,722
Provision for loan losses	450	1,855	2,305

	4,215	4,812	9,027

Loans charged off	(75)	(1,341)	(1,416)
Recoveries of loans previously charged off	61	476	537

Net loans charged off	(14)	(865)	(879)

Allowance, end of period	$4,201	$3,947	$8,148

	Three Months Ended September 30, 2002
(dollars in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,684	$—	$3,684
Provision for loan losses	300	191	491

	3,984	191	4,175

Acquisition of Moore Loans	—	2,693	2,693
Loans charged off	(322)	(130)	(452)
Recoveries of loans previously charged off	53	52	105

Net loans charged off	(269)	(78)	(347)

Allowance, end of period	$3,715	$2,806	$6,521

The Consumer Finance segment, consisting solely of Moore Loans, accounted for the majority of the activity in the allowance for loan losses during the third quarter and the first nine months of 2003. Moore Loans serves customers who have limited access to traditional automobile financing. Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest income. Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans expects to sustain a higher level of credit losses than traditional automobile financing sources. As Moore Loans provides financing in a relatively higher risk market, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources.

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

The following table summarizes the dealer reserves activity (dollars in 000’s):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Dealer reserves, beginning of period	$2,212	$2,071
Reserve holdback at loan origination	600	1,767
Loans charged off	(711)	(1,834)
Recoveries of loans previously charged off	68	165

Dealer reserves, end of period	$2,169	$2,169

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

Non-Performing Assets

Retail and Mortgage Banking

(dollars in 000’s)	September 30, 2003	December 31, 2002
Non-accrual loans	$1,976	$1,656
Real estate owned	702	703
Total non-performing assets	$2,678	$2,359

Accruing loans past due for 90 days or more	$824	$69

Allowance for loan losses	$4,201	$3,765

Non-performing assets to total loans* and real estate owned	.96%	.88%
Allowance for loan losses to total loans* and real estate owned	1.50	1.40
Allowance for loan losses to non-performing assets	156.87	159.60
*Total loans above excludes consumer finance loans at Moore Loans.

Consumer Finance

(dollars in 000’s)	September 30, 2003	December 31, 2002
Non-accrual loans	$1,072	$688

Accruing loans past due for 90 days or more	$300	$293

Allowance for loan losses	$3,947	$2,957

Dealer reserves	$2,169	$2,071

Non-accrual loans to total loans	1.36%	1.02%
Allowance for loan losses and dealer reserves to non-accrual loans	570.52%	730.81%
Allowance for loan losses to total consumer finance loans	5.01%	4.40%
Dealer reserves to total consumer finance loans	2.75	3.08

Allowance for loan losses and dealer reserves to total consumer finance loans	7.76%	7.48%

There has been no significant change in non-performing assets of the combined Retail and Mortgage Banking segments, which increased to $2.7 million at September 30, 2003 from $2.4 million at December 31, 2002. Accruing loans past due for 90 days or more increased to $824,000 at September 30, 2003 from $69,000 at December 31, 2002. This increase did not result from a single relationship or concentration; rather it occurred in individually small-balance loans. Real estate owned consists primarily of two commercial properties, one of which was sold after September 30, 2003. A reserve for the projected loss on this sale, while not significant, was included in earnings for the third quarter and the first nine months of 2003. The allowance for loan losses was $4.2 million at September 30, 2003 and $3.8 million at December 31, 2002, which approximates 1.50% and 1.40%, respectively, of total loans and real estate owned. This increase is a result of the slightly higher level of non-accrual loans and accruing loans past due 90 days or more. Management believes that the current allowance is adequate to absorb any losses on existing loans that may become uncollectible in the combined Retail and Mortgage Banking segments.

Non-accrual assets of the Consumer Finance segment increased to $1.1 million at September 30, 2003 from $688,000 at December 31, 2002. The corresponding allowance for loan losses was $3.9 million at September 30, 2003 and $3.0 million at December 31, 2002, and dealer reserves were $2.2 million at September 30, 2003 and $2.1 million at December 31, 2002. The ratio of the combined allowance for loan losses and dealer reserves to total consumer finance loans increased to 7.76% at September 30, 2003 from 7.48% at December 31, 2002 as a result of the higher level of non-accrual loans and the increase in charge-off activity. Because Moore Loans focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. While Moore Loans seeks to manage the higher risk inherent in loans made to non-prime borrowers through underwriting criteria and collection methods it employs, no assurance can be given that these criteria or methods will afford adequate protection against these risks. However, management believes that the current allowance for loan losses and dealer reserves are adequate to absorb any losses on existing loans in the Consumer Finance segment that may become uncollectible.

FINANCIAL CONDITION

At September 30, 2003, the Company had total assets of $564.7 million compared to $551.9 million at December 31, 2002. The increase was principally a result of a $33.4 million increase in total cash and cash equivalents and a $20.6 million increase in total loans held for investment as presented below. These increases were partially offset by a $6.4 million decline in available-for-sale securities resulting from maturities and calls of higher-yielding securities in the low interest rate environment, and a $36.8 million decline in the balance of loans held for sale, which fluctuates based on originations and loan sales at C&F Mortgage. During the first nine months of 2003 loan sales were $937.4 million and loan originations were $900.6 million.

Loan Portfolio

The following table sets forth the composition of the Company’s loans held for investment in dollar amounts and as a percentage of the Company’s total gross loans held for investment at the dates indicated (dollars in 000’s):

	September 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Real estate—mortgage	$78,136	22%	$76,472	23%
Real estate—construction	8,942	2	8,575	3
Commercial, financial and agricultural	167,974	47	158,350	47
Equity lines	12,780	4	12,181	4
Consumer	11,512	3	13,376	3
Consumer—Moore Loans	78,788	22	67,194	20

Total loans	358,132	100%	336,148	100%

Less unearned loan fees	(758)		(792)
Less allowance for loan losses
Retail and Mortgage Banking	(4,201)		(3,765)
Consumer Finance	(3,947)		(2,957)

Total loans, net	$349,226		$328,634

Investment Securities

At September 30, 2003, total investment securities were $54.3 million compared to $60.6 million at December 31, 2002. Mortgage backed securities represented 4.4% of the total securities portfolio, obligations of state and political subdivisions were 82.6%, U.S. government agency notes were 2.0% and preferred stocks were 11.0% at September 30, 2003. Mortgage backed securities represented 7.2% of the total securities portfolio, obligations of states and political subdivisions were 83.5% and preferred stocks were 9.3% at December 31, 2002.

Deposits

Deposits totaled $415.9 million at September 30, 2003 compared to $383.5 million at December 31, 2002. Non-interest bearing deposits totaled $63.0 million at September 30, 2003 compared to $53.4 million at December 31, 2002. The increase in deposits is primarily a result of an increase in deposits at branches that were opened in the last quarter of 2001, and the result of investors moving funds from stocks and mutual funds to banks.

Other Borrowings

Borrowings totaled $75.6 million at September 30, 2003 compared to $94.5 million at December 31, 2002. This decrease occurred in short-term borrowings from the FHLB. There were no short-term advances from the FHLB outstanding on September 30, 2003 compared to $29.0 million outstanding on December 31, 2002. The decrease in short-term advances was primarily a result of the decline in loans held for sale, which are funded in part by FHLB advances, and an increase in deposits. The decline in FHLB advances was offset in part by a $10.0 million increase in the non-recourse revolving line of credit with a third party bank that partially funds loans at Moore Loans.

Liquidity

At September 30, 2003, cash, securities classified as available for sale and interest-bearing deposits in other banks were 20.1% of total earning assets compared to 15.3% at December 31, 2002. Asset liquidity is also provided by managing the investment maturities.

Additional sources of liquidity available to the Company include the Bank’s capacity to borrow additional funds through an established federal funds line with a regional correspondent bank, an established line with the FHLB and a revolving line of credit with a third party bank.

Capital Resources

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003:
Total Capital (to Risk-Weighted Assets)
Company	$62,202	13.5%	$36,945	8.0%	N/A	N/A
Bank	58,806	12.9	36,352	8.0	$45,440	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	52,650	11.4	18,472	4.0	N/A	N/A
Bank	49,347	10.9	18,176	4.0	27,264	6.0
Tier I Capital (to Average Assets)
Company	52,650	9.5	22,255	4.0	N/A	N/A
Bank	49,347	9.0	21,924	4.0	27,155	5.0

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Company	$55,322	12.5%	$35,548	8.0%	N/A	N/A
Bank	51,441	11.8	34,870	8.0	$43,588	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	46,002	10.4	17,774	4.0	N/A	N/A
Bank	42,228	9.7	17,435	4.0	26,153	6.0
Tier I Capital (to Average Assets)
Company	46,002	8.8	20,805	4.0	N/A	N/A
Bank	42,228	8.3	20,450	4.0	25,562	5.0

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 were effective beginning

January 1, 2003. Management does not anticipate that the recognition requirements of FIN 45 will have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. FIN 46 requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are operating effectively in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending or threatened legal proceedings to which the Company is a party or of which property of the Company is subject.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits–

2.1	Stock Purchase Agreement by and between Citizens and Farmers Bank, C&F Financial Corporation, Moore Loans, Inc., Abby W. Moore, Joanne Moore and John D. Moore dated as of August 30, 2002 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 3, 2002)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.2	By laws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

10.1.1	Amendment to Change in Control Agreement dated July 23, 2003 between C&F Financial Corporation and Larry G. Dillon, filed herewith

10.3.1	Amendment to Change in Control Agreement dated July 23, 2003 between C&F Financial Corporation and Thomas F. Cherry, filed herewith

31.1	Certification of CEO pursuant to Rule 13a-14(a), filed herewith

31.2	Certification of CFO pursuant to Rule 13a-14(a), filed herewith

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, filed herewith

(b)	Reports on Form 8-K–

On July 24, 2003, the Company filed a report on Form 8-K to announce the Company’s financial results for the second quarter ended June 30, 2003.

On August 21, 2003, the Company filed a report on Form 8-K to announce its declaration of a cash dividend payable October 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 12, 2003	/s/ Larry G. Dillon

Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2003	/s/ Thomas F. Cherry

Thomas F. Cherry
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)