Form 10-K
period 2003-12-31
C & F FINANCIAL CORP
filed 2004-03-12
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $132,583,386 as of June 30, 2003.

The number of shares of the registrant’s common stock outstanding as of February 13, 2004 was 3,586,371.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 15, 2004 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 20, 2004, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

C&F Financial Corporation (the “Corporation”) is a bank holding company incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the “Bank”), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank was originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. The Bank has six wholly-owned subsidiaries: C&F Mortgage Corporation (“C&F Mortgage”), C&F Title Agency, Inc., Moore Loans, Inc. (“Moore Loans”), C&F Investment Services, Inc., C&F Insurance Services, Inc. and Hometown Settlement Services LLC, all incorporated under the laws of the Commonwealth of Virginia.

The Corporation operates in a decentralized manner in three principal business activities: retail banking, mortgage banking and consumer finance. The following general business discussion focuses on the activities within each of these segments. The Corporation conducts brokerage activities through C&F Investment Services, Inc., insurance activities through C&F Insurance Services, Inc., title insurance services through C&F Title Agency, Inc. and real estate loan settlement services through Hometown Settlement Services LLC; however, the financial position and operating results of any one of these subsidiaries are not significant to the Corporation as a whole and are not considered principal activities of the Corporation at this time.

Retail Banking

Retail banking services are provided at the Bank’s main office located in West Point, Virginia and thirteen Virginia branches located one each in Richmond, Mechanicsville, Norge, Middlesex, Midlothian, Providence Forge, Quinton, Sandston, Varina, West Point and Newport News, and two in Williamsburg. These branches provide a wide range of banking services available to both individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking, credit card and trust services, as well as travelers’ checks, safe deposit box rentals, collections, notary public, wire services and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At and for the year ended December 31, 2003, total assets of the Retail Banking segment totaled $485.4 million and income before income taxes totaled $5.9 million.

Mortgage Banking

Mortgage banking activities are conducted through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage services through ten locations in Virginia, three in Maryland and one in Delaware. The Virginia offices are located one each in Chester, Charlottesville, Fredericksburg, Newport News, Williamsburg, Lynchburg and Waynesboro, and three in Richmond. The Maryland offices are located in Annapolis, Crofton and Ellicott City, and the Delaware office is located in Newark. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated on a pre-sold basis to numerous investors. C&F Mortgage does not securitize loans. Purchasers of loans include, but are not limited to, Countrywide Home Loans, Inc., Chase Manhattan Mortgage Corporation, Washington Mutual Bank, FA, Wells Fargo Home Mortgage and Principal Residential Mortgage, Inc. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (“FHA”), mortgage loans partially guaranteed by the Department of Veterans Affairs (“VA”) and home equity loans. A majority of the conventional loans are conforming loans that qualify to be purchased by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $333,700 or other loans that do not meet Fannie Mae or Freddie Mac guidelines). Revenues from mortgage banking operations consist principally of gains on sales of loans in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At and for the year ended December 31, 2003, total assets of the Mortgage Banking segment totaled $37.0 million and income before income taxes totaled $9.4 million.

Consumer Finance

Consumer finance activities are conducted through Moore Loans, which was acquired by the Bank on September 1, 2002. Moore Loans is a leading regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia and portions of eastern Tennessee. Moore Loans is an indirect lender through automobile lending programs that are designed to serve customers who have limited access to traditional automobile financing. Moore Loans generally originates loans through manufacturer-franchised dealerships with used car operations and selected independent dealerships. Moore Loans selects these dealers based on the types of vehicles sold. Specifically, Moore Loans prefers to finance later model, low mileage used vehicles and moderately priced new vehicles. Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest income. Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans typically charges interest at higher rates than those charged by traditional financing sources. As Moore Loans provides financing in a relatively high-risk market, it also expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At and for the year ended December 31, 2003, total assets of the Consumer Finance segment totaled $90.0 million and income before income taxes totaled $3.5 million.

Employees

As of December 31, 2003, the Corporation employed a total of 412 full-time equivalent employees. The Corporation considers relations with its employees to be excellent.

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

Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. The Bank has been able to compete effectively by emphasizing customer service and technology; establishing long-term customer relationships and building customer loyalty; and providing products and services designed to address the specific needs of our customers. The Bank targets individual and small-to-medium size business customers.

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

As a result, large, sophisticated financial institutions, primarily commercial banks through their mortgage banking subsidiaries, currently dominate the mortgage industry. Generally, C&F Mortgage competes by offering a wide selection of products; providing consistent, high quality customer service; and pricing its products at competitive rates.

No material part of the business of C&F Mortgage is dependent upon a single or a few customers or investors, and the loss of any single customer or investor would not have a materially adverse effect upon the business of C&F Mortgage.

Consumer Finance

The non-prime automobile finance business is highly competitive. The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower cost of funds than Moore Loans. In addition, Moore Loans’ competitors often provide financing on terms more favorable to automobile purchasers or dealers than Moore Loans offers. Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which are not provided by Moore Loans.

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

No material part of the business of Moore Loans is dependent on any single dealer relationship, and the loss of any single dealership would not have a materially adverse effect upon the business of Moore Loans.

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly addresses certain provisions of applicable federal and state laws and certain regulations and the potential impact of such provisions on the Corporation and the Bank. This summary does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact the Corporation’s and the Bank’s operations.

Regulation of the Corporation

The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002 and the rules and regulations enacted pursuant thereto (the “SOX Act”), the corporate responsibility and accounting reform legislation signed into law on July 30, 2002. Parts of the SOX Act that already are effective include provisions that (i) require that periodic reports containing financial statements that are filed with the SEC be accompanied by Chief Executive Officer and Chief Financial Officer certifications as to their accuracy and compliance with law; (ii) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (iii) force company Chief Executive Officers and Chief Financial Officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (iv) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for deminimis non-audit services; (v) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (vi) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations; (vii) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (viii) increase penalties for existing crimes and create new criminal offenses. Compliance with other provisions will be required after implementing rules and regulations are adopted by the SEC and the newly created Public Company Accounting Oversight Board (“PCAOB”) authorized by the SOX Act. While management expects the Corporation to incur additional expenses in complying with the requirements of the SOX Act and the regulations adopted by the SEC and the PCAOB, it is anticipated that those expenses will not have a material effect on the Corporation’s results of operations or financial condition.

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

The Corporation is also a registered bank holding company under the bank holding company laws of Virginia. Accordingly, the Corporation is subject to regulation and supervision by the State Corporation Commission of Virginia.

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%. At least half of the total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. The total capital to risk-weighted asset ratios of the Corporation and the Bank as of December 31, 2003 were 13.7% and 12.3%, respectively, and the tier 1 capital to risk-weighted asset ratios were 12.4% and 11.0%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets) (“Tier l leverage ratio”). These guidelines provide for a minimum Tier l leverage ratio of 4% for banks and bank holding companies. The Tier l leverage ratios of the Corporation and the Bank as of December 31, 2003 were 9.6% and 8.5%, respectively. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2003, the Bank declared $6.5 million in dividends payable to the Corporation.

Regulation of the Bank and Other Subsidiaries

As a Virginia state-chartered bank, the Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (the “VBFI”). The Bank is also subject to regulation, supervision and examination by the FDIC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices.

FDIA and Associated Regulations. Section 36 of the FDIA and associated regulations require management of every insured depository institution with total assets of at least $500 million at the beginning of such fiscal year to obtain an annual audit of its financial statements by an independent public accountant, report to the banking agencies on the effectiveness of the institution’s internal controls over financial reporting and on the institution’s compliance with designated laws and regulations (management report) and obtain a report from an external auditor attesting to management’s assertions about these internal controls (internal control attestation report). The Bank exceeded $500 million in total assets as of its fiscal year-end December 31, 2002 and is now considered a covered institution for the year ending December 31, 2003. Therefore, the Bank is subject to the annual audit and reporting requirements of Section 36 of the FDIA as implemented by Part 363 of the FDIC’s regulations.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled examination in July 2003, it received a performance evaluation of “satisfactory.”

Insurance of Accounts, Assessments and Regulation by the FDIC. As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. There is a base assessment for all institutions. In addition, the FDIC has implemented a risk-based assessment schedule, potentially imposing an additional assessment ranging from zero to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on the institution’s assessment risk classification, which is determined by whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 2003, the Corporation paid only the base assessment rate through the Bank, which amounted to $61,000 in deposit insurance premiums.

In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC-insured banks. The FDIC has the authority to impose special assessments from time to time. During 2003, no special assessments were imposed on the Bank.

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

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Mortgage Banking Regulation. The Bank’s Mortgage Banking segment is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (“HUD”), the FHA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

Other Safety and Soundness Regulations

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations specifying such capital levels issued by each of the federal banking agencies regulating these institutions.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, financial and investment advisory services, underwriting services and limited merchant banking activities.

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

We do not believe that the GLBA will have a material adverse impact on the Corporation’s or the Bank’s operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLBA may have the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources than the Corporation or the Bank.

The GLBA and certain new regulations issued by federal banking agencies also provide protections against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Available Information

The Corporation files annual, quarterly and current reports, proxy statements and other information with the SEC. The Corporation’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. In addition, any document filed by the Corporation with the SEC can be read and copied at the SEC’s public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Corporation’s SEC filings are available through its web site at http://www.cffc.com as of the day they are filed with the SEC. Copies of documents can also be obtained free of charge by writing to the Corporation’s secretary at P.O. Box 391, West Point, VA 23181 or by calling 804-843-2360.

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

The Corporation owns eleven other Bank branch locations and leases one Bank branch location in Virginia. The leased location opened in January 2004; therefore, there was no rental expense for the year ended December 31, 2003.

The Corporation has twelve leased offices, eight in Virginia, three in Maryland and one in Delaware, for C&F Mortgage. Rental expense for these locations totaled $406,579 for the year ended December 31, 2003.

The Corporation has three leased offices in Virginia for Moore Loans. Rental expense for these locations totaled $89,774 for the year ended December 31, 2003.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years
Larry G. Dillon (51) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (35) Senior Vice President, Chief Financial Officer and Secretary

Secretary of the Corporation and the Bank since 2002; Senior Vice President of the

Corporation and the Bank since December 1998; Vice President of the Corporation and the Bank from December 1996 to December 1998

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation’s common stock is traded on the over-the-counter market and is listed on the Nasdaq National Stock Market under the symbol “CFFI.” As of March 12, 2004, there were approximately 2,200 shareholders of record. Following are the high and low closing prices along with the dividends that were paid quarterly in 2003 and 2002. Over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not necessarily represent actual transactions.

	2003			2002
Quarter	High	Low	Dividends	High	Low	Dividends
First	$34.40	$24.65	$0.16	$22.00	$19.00	$0.15
Second	45.81	34.00	0.18	25.25	21.24	0.15
Third	46.11	38.71	0.18	23.96	19.92	0.16
Fourth	46.50	38.52	0.20	25.00	21.55	0.16

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

	2003	2002	2001	2000	1999
Selected Year-End Balances:
Total assets	$573,545,632	$551,921,923	$404,075,974	$347,471,672	$329,241,321
Total capital	65,383,964	56,233,417	44,743,023	38,780,450	35,129,710
Total loans (net)	350,170,084	328,634,085	246,112,369	229,943,715	206,115,896
Total deposits	427,634,502	383,532,936	323,912,501	290,688,036	260,853,635

Summary of Operations:
Interest income	$38,671,420	$30,619,860	$28,234,385	$26,421,479	$23,643,557
Interest expense	8,828,340	9,184,145	11,984,392	11,309,399	9,067,867

Net interest income	29,843,080	21,435,715	16,249,993	15,112,080	14,575,690
Provision for loan losses	3,166,929	1,141,459	400,000	400,000	600,000

Net interest income after provision for loan losses	26,676,151	20,294,256	15,849,993	14,712,080	13,975,690
Other operating income	29,318,177	21,452,868	17,420,619	8,945,062	11,004,456
Other operating expenses	36,747,940	27,845,609	21,964,093	15,998,380	15,829,550

Income before taxes	19,246,388	13,901,515	11,306,519	7,658,762	9,150,596
Income tax expense	6,327,676	4,136,827	3,317,802	1,822,731	2,394,366

Net income	$12,918,712	$9,764,688	$7,988,717	$5,836,031	$6,756,230

Per share
Earnings per common share—assuming dilution	$3.42	$2.67	$2.23	$1.60	$1.81
Dividends	.72	.62	.58	.53	.49

Weighted average number of shares—assuming dilution	3,781,843	3,652,668	3,587,307	3,640,314	3,738,234

Significant Ratios
Return on average assets	2.35%	2.19%	2.09%	1.76%	2.19%
Return on average equity	21.32	19.62	18.93	15.99	19.22
Dividend payout ratio	20.07	22.80	25.74	32.74	26.60
Average equity to average assets	11.01	11.15	11.05	10.99	11.38

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

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions. Those accounting policies that required management’s most difficult, subjective or complex judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

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

Impairment of Loans: Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan’s observable market price) or the fair value of the collateral if the loan is collateral dependent. The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collection of all amounts due is expected. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

Impairment of Securities: Impairment of investment securities results in a write-down that should be included in net income when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market, the duration of that market decline, the financial health of and specific prospects for the issuer and management’s intentions with regard to holding the security to maturity.

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

As of December 31, 2003, the Corporation’s securities portfolio included investments in structured notes, more specifically step-up agency bonds. In general, structured notes are debt securities whose cash flow characteristics (coupon rate, redemption amount or stated maturity) depend upon one or more indices and/or that have embedded forwards or options. Step-up securities initially pay the investor an above-market yield for a short noncall period and then, if not called, step up to a higher coupon rate, which will be below current market rates. The investor initially receives a higher yield because of having implicitly sold one or more call options. As of December 31, 2003, the amortized cost of $3.0 million of the Corporation’s investment in step-up agency bonds equaled its estimated fair value.

The Corporation has not entered into any other derivative transactions.

Goodwill: On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the Bank’s acquisition of Moore Loans, Inc. in September 2002, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Corporation completed the annual test for impairment during the fourth quarter of 2003 and determined there was no impairment to be recognized in 2003. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded.

Defined Benefit Pension Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as defined by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. Plan obligations and annual pension and postretirement benefit expense are determined by actuaries using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets, and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, may impact pension expense as measured in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

Accounting for Income Taxes: Significant judgment is required in determining the Corporation’s effective tax rate. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcomes are uncertain. Additionally, the Corporation’s tax returns are subject to audit by various tax authorities. Although management believes that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in our historical income tax provision and accrual.

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements.

OVERVIEW

The Corporation’s primary financial goals are to maximize its earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. Management tracks three primary performance measures in order to assess the level of success in achieving these goals: (i) growth in earnings, (ii) return on average assets (“ROA”) and (iii) return on average equity (“ROE”). In addition to these financial performance measures, management tracks the performance of the Corporation’s three principal business activities: retail banking, mortgage banking and consumer finance.

The Corporation reported net income for 2003 of $12.9 million, or $3.42 per diluted share. This represents a 32.3% increase and a 28.1% increase in net income and earnings per diluted share, respectively, over the comparable amounts in 2002. The Corporation’s ROA was 2.35% for the year ended December 31, 2003 compared to 2.19% for 2002, and its ROE was 21.32% for the year ended December 31, 2003 compared to 19.62% for 2002. By all of its financial performance measures, 2003 was a successful year for the Corporation with record earnings led by the Mortgage Banking segment, expansion of the Mortgage and Retail Banking segments into a number of new markets and the full integration of the Consumer Finance segment, which was acquired on September 1, 2002.

Management expects the following factors to influence the Corporation’s financial performance in 2004:

•	interest rate volatility, which will likely continue to affect demand for home mortgage loans in the Mortgage Banking segment and short-term interest rate compression in the Retail Banking segment;

•	general economic trends in the Corporation’s markets, which can affect the quality of the loan portfolios in the Retail Banking and Consumer Finance segments;

•	the ability to expand the Mortgage Banking segment by opening or acquiring new production offices, in conjunction with the expansion of its product offerings in cooperation with the Retail Banking segment;

•	the ability to expand the Retail Banking segment by opening or acquiring new branches;

•	loan demand at the Retail Banking segment;

•	the extent to which deposit and loan growth at the new Retail Banking branch in Newport News, Virginia creates market penetration on the Virginia Peninsula;

•	the extent to which loan demand is affected by the increasingly competitive environment in the Consumer Finance segment; and

•	the effectiveness of updated technology at the Consumer Finance segment in enhancing dealer relationships and improving operational efficiencies.

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: Pre-tax earnings for the Retail Banking segment were $5.9 million for the year ended December 31, 2003, compared to $6.0 million in 2002. Included in earnings for 2002 was a non-recurring tax-free insurance benefit of $277,000, which was received in the second quarter of 2002. Excluding this benefit, recurring pre-tax earnings for the Retail Banking segment were $5.7 million for 2002. The following table presents the reconciliation of the change in pre-tax earnings of the Retail Banking segment to the increase in recurring pre-tax earnings for the years ended December 31, 2003 and 2002.

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2003	2002
Pre-tax earnings, as reported	$5,866	$5,986	$(120)
Nonrecurring insurance benefit	—	(277)	277

Recurring pre-tax earnings[1]	$5,866	$5,709	$157

[1]	”Recurring pre-tax earnings” is a non-GAAP financial measure because it excludes from 2002 pre-tax earnings a tax-free insurance benefit which is included in 2002 pre-tax earnings for 2002 under GAAP. The insurance benefit is non-recurring. Management believes the presentation of recurring pre-tax earnings is meaningful to the discussion of comparative pre-tax earnings for the Retail Banking segment for the years ended December 31, 2003 and 2002 because the decline in pre-tax earnings, as reported, is not indicative of the trend in the core business of the Retail Banking segment. As such, management has used recurring pre-tax earnings in its own assessments of the business of the Retail Banking segment.

The increase in recurring pre-tax earnings for the comparative twelve month periods is primarily a result of higher average earning assets, principally funded by growth in deposits, and an increase in non-interest income, partially offset by an increase in non-interest expense. The increase in average earning assets is a result of a higher average balance of loans by the Retail Banking segment to the Mortgage Banking and the Consumer Finance segments, as well as an increase in loans to third party customers. The increase in non-interest income is a result of the effect of deposit growth on deposit service charges, a full year of fees from the overdraft program implemented by the Bank during 2002 and the gains on calls of securities that resulted from the low interest rate environment. The increase in non-interest expense is a result of an increase in salaries and benefits as the Bank continues to add staff to support growth. During the third quarter of 2003, the Retail Banking segment opened a new branch in Mechanicsville, Virginia and began to hire employees for the expansion into the Virginia Peninsula region.

Mortgage Banking: Pre-tax earnings for the Mortgage Banking segment increased approximately $3.2 million to $9.4 million for the twelve months ended December 31, 2003. The increase in earnings is attributable to a strong demand for mortgage loans, as well as the October 2002 addition of a new loan production office in Fredericksburg, Virginia and an increase in loan officers at existing loan production offices. For 2003, the amount of loan originations at C&F Mortgage resulting from refinancings was $487 million compared to $352 million in 2002. Loans originated for new and resale home purchases for these two time periods were $596 million and $431 million, respectively. As mortgage rates began to increase in the third quarter of 2003, the Mortgage Banking segment experienced a decline in the number of applications for home purchase and refinance loans, which resulted in a decrease in originations and sales of loans during the fourth quarter of 2003. Management expects that future earnings for the Mortgage Banking segment will be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings.

Consumer Finance: On September 1, 2002, the Bank purchased Moore Loans. Pre-tax earnings for the Consumer Finance segment, consisting solely of Moore Loans, totaled $3.5 million for the twelve months ended December 31, 2003, compared to pre-tax earnings from September 1, 2002 (the date of acquisition) through December 31, 2002 of $1.2 million. Earnings for 2003 were enhanced as a result of an increase in loans outstanding and lower funding costs attributable to the low interest rate environment. The Consumer Finance segment serves customers who have limited access to traditional automobile financing because they have experienced prior credit difficulties or have modest incomes. As a result, the Consumer Finance segment incurs a higher level of credit losses and a higher provision for loan losses than traditional bank consumer financing. These credit losses are anticipated; accordingly, this segment charges interest at higher rates. Future earnings at the Consumer Finance segment will be impacted by economic conditions including, but not limited to, the current employment market, interest rates and the resale market for used automobiles.

[intentionally blank]

TABLE 1: Average Balances, Income and Expense, Yields and Rates

The following table shows the average balance sheets for each of the years ended December 31, 2003, 2002 and 2001. In addition, the amounts of interest earned on earning assets, with related yields and interest on interest-bearing liabilities, together with the rates, are shown. Loans include loans held for sale. Loans placed on a non-accrual status are included in the balances and are included in the computation of yields, upon which they had an immaterial effect. Interest on tax-exempt securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no taxes are paid to the equivalent yield if taxes were paid), which is computed using the federal corporate income tax rate of 35% in 2003 and 34% in 2002 and 2001.

	2003			2002			2001
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$8,354	$218	2.61%	$6,888	$268	3.89%	$8,402	$591	7.03%
Tax-exempt	49,941	3,899	7.81	52,765	4,142	7.85	51,185	4,088	7.99

Total securities	58,295	4,117	7.06	59,653	4,410	7.39	59,587	4,679	7.85
Loans, net	422,237	35,590	8.43	334,336	27,240	8.15	293,056	24,810	8.47
Interest-bearing deposits in other banks and fed funds	26,221	253	0.96	20,492	341	1.66	3,216	100	3.11

Total earning assets	506,753	39,960	7.89%	414,481	31,991	7.72%	355,859	29,589	8.31%
Allowance for loan losses	(7,482)			(4,733)			(3,730)
Total non-earning assets	51,208			36,620			29,638

Total assets	$550,479			$446,368			$381,767

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$72,366	622.86%		$61,760	677	1.10%	$54,481	1,046	1.92%
Money market deposit accounts	39,443	462	1.17	37,021	695	1.88	26,290	802	3.05
Savings accounts	51,624	428	0.83	45,252	667	1.47	38,921	952	2.45
Certificates of deposit, $100 thousand or more	47,741	1,118	2.34	38,163	1,266	3.32	32,421	1,769	5.46
Other certificates of deposit	131,646	3,482	2.64	122,238	4.592	3.76	119,535	6,639	5.55

Total time and savings deposits	342,820	6,112	1.78	304,434	7,897	2.59	271,648	11,208	4.13

Borrowings	75,342	2,733	3.63	34,215	1,287	3.76	19,628	836	4.26

Total interest-bearing liabilities	418,162	8,845	2.12%	338,649	9,184	2.71%	291,276	12,044	4.14%

Demand deposits	54,920			45,246			39,240
Other liabilities	16,805			12,707			9,060

Total liabilities	489,887			396,602			339,576
Shareholders’ equity	60,592			49,766			42,191

Total liabilities and shareholders’ equity	$550,479			$446,368			$381,767

Net interest income		$31,115			$22,807			$17,545

Interest rate spread			5.77%			5.01%			4.17%

Interest expense to average earning assets			1.75			2.22			3.38

Net interest margin			6.14			5.50			4.93

RESULTS OF OPERATIONS

NET INTEREST INCOME

2003 Compared to 2002

During 2003, net interest income, on a taxable-equivalent basis, increased 36.4% to $31.1 million from $22.8 million in 2002. This was a result of an increase of 22.3% in the average balance of interest-earning assets and an increase in the net interest margin to 6.14% in 2003 from 5.50% in 2002. The increase in average earning assets was a result of an $87.9 million increase in the average balance of loans and a $5.7 million increase in the average balance of interest-earning deposits at other banks (primarily at the FHLB), offset in part by a slight decrease in the average balance of securities.

The increase in average loans is a result of an increase in loans at the Bank, the acquisition of Moore Loans and an increase in loans held for sale at C&F Mortgage. The increase in average loans at the Bank approximated $19.7 million in 2003. This increase was a result of overall growth. The increase in average loans at Moore Loans, which was acquired September 1, 2002, approximated $52.0 million. The increase in average loans at C&F Mortgage approximated $16.2 million in 2003, which resulted from an increase in originations at C&F Mortgage. Loans originated and loans sold at C&F Mortgage in 2003 were $1.1 billion and $1.2 billion, respectively, compared to $783.0 million and $745.0 million, respectively, in 2002.

The increase in average interest-earning deposits at other banks is a result of deposit growth exceeding loan demand and calls of investment securities in the low interest rate environment, which resulted in excess funds in lower-yielding accounts.

The increase in the Corporation’s net interest margin on a taxable equivalent basis is a result of an increase in the yield on interest-earning assets to 7.89% in 2003 from 7.72% in 2002, coupled with a decrease in the cost of funds to 2.12% in 2003 from 2.71% in 2002. The yield on interest-earning assets was favorably impacted by the higher yield on average loans at Moore Loans relative to the Bank and C&F Mortgage. For 2003, Moore Loans had average loans of $74.8 million with individual loan rates ranging from 15% to 20%. The favorable impact of Moore Loans’ yield was reduced by a decrease in the yield on loans held by the Bank resulting from the low interest rate environment and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage.

The taxable-equivalent yield on the Corporation’s securities portfolio declined from 7.39% for 2002 to 7.06% for 2003 as a result of the maturities and calls of higher-yielding securities, coupled with the reinvestment of proceeds in lower-yielding securities.

The decrease in the cost of funds for 2003 was a result of lower rates on interest-bearing deposits, money market deposits and savings accounts and the repricing of maturing certificates of deposit at lower rates, offset in part by higher-cost funds related to Moore Loans. Moore Loans has a line of credit with an unrelated third party, which bears interest at LIBOR plus 250 basis points. As part of the acquisition of Moore Loans, the Bank borrowed $20 million from the FHLB at rates between 2.8% and 3.3% and $5 million from an unrelated third party at 6.0% interest. As part of the purchase price of Moore Loans, the Bank issued $3 million in subordinated debt to the former shareholders of Moore Loans at 8.0% interest. The $5 million loan and the $3 million in subordinated debt were repaid in the fourth quarter of 2003.

The Corporation began experiencing noticeable net interest margin compression in the fourth quarter of 2003. Management expects net interest margin compression to continue until such time as interest rates on the Bank’s variable rate loans begin to increase and the Bank is able to increase loans to third parties and reduce deposits at other banks.

2002 Compared to 2001

During 2002, net interest income, on a taxable-equivalent basis, increased 30.0% to $22.8 million from $17.5 million in 2001. This was a result of an increase of 16.5% in the average balance of interest-earning assets and an increase in the net interest margin to 5.50% in 2002 from 4.93% in 2001. The increase in average earning assets was a result of a $41.3 million increase in the average balance of loans and a $17.3 million increase in the average balance of interest-earning deposits at other banks (primarily at the FHLB).

The increase in average loans for 2002 is a result of an increase in loans at the Bank, Moore Loans and loans held for sale at C&F Mortgage. The increase in average loans at the Bank approximated $6.7 million. This increase was a result of overall growth. The average balance of loans at Moore Loans, which was acquired September 1, 2002, was $22.8 million. The increase in average loans at C&F Mortgage approximated $11.8 million. The increase in the average balance of loans held for sale at C&F Mortgage is a result of an increase in originations. Loans originated at C&F Mortgage for 2002 were $783.0 million compared to $627.3 million for 2001. Loans sold during 2002 were $745.0 million compared to $575.6 million for 2001.

The increase in the average balance of interest-bearing deposits at other banks for 2002 was the result of an increase in liquidity caused by an increase in deposits as investors moved funds from stocks and mutual funds to banks, offset in part by the increase in the loan portfolio.

The increase in the Corporation’s net interest margin on a taxable-equivalent basis was the result of a decrease in the cost of funds for 2002 to 2.71% from 4.14% for 2001, the impact of which was partially offset by a decrease in the yield on interest-earning assets to 7.72% for 2002 from 8.31% for 2001. The decrease in the yield on interest-earning assets was a result of a decrease in the yield on loans held by the Bank resulting from the lower interest rate environment, an increase in the average balance of lower yielding interest-bearing deposits at other banks and an increase in the average balance of lower yielding loans held for sale at C&F Mortgage offset, in part, by the higher yield on average loans at Moore Loans relative to the Bank and C&F Mortgage. For 2002, Moore Loans had an average balance of loans of $22.8 million with a yield of approximately 16.5%. The taxable-equivalent yield on the Corporation’s securities portfolio declined to 7.39% for 2002 compared to 7.85% for 2001 as a result of the maturities and calls of higher yielding securities.

The decrease in the cost of funds for the Corporation for 2002 was a result of the falling interest rate environment and the repricing of maturing certificates of deposit at lower rates, the effects of which were partially offset by higher costing funds related to Moore Loans.

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. Table 2 shows the direct causes of the year-to-year changes in the components of net interest earnings on a taxable-equivalent basis. The rate and volume variances are calculated by a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both non-accrual loans and loans held for sale.

TABLE 2: Rate-Volume Recap

	2003 from 2002			2002 from 2001
	Increase(Decrease) Due to		Total Increase (Decrease)	Increase(Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume		Rate	Volume
Interest income:
Loans	$970	$7,380	$8,350	$(961)	$3,391	$2,430
Securities:
Taxable	(100)	50	(50)	(230)	(93)	(323)
Tax-exempt	(22)	(221)	(243)	(71)	125	54

Total securities	(122)	(171)	(293)	(301)	32	(269)

Interest-bearing deposits in other banks and fed funds	(167)	79	(88)	(66)	307	241

Total interest income	681	7,288	7,969	(1,328)	3,730	2,402

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(160)	105	(55)	(496)	127	(369)
Money market deposit accounts	(276)	43	(233)	(370)	263	(107)
Savings accounts	(323)	84	(239)	(422)	137	(285)
Certificates of deposit, $100M or more	(423)	275	(148)	(778)	275	(503)
Other certificates of deposit	(1,442)	332	(1,110)	(2,194)	147	(2,047)

Total time and savings deposits	(2,624)	839	(1,785)	(4,260)	949	(3,311)
Other borrowings	(47)	1,493	1,446	(108)	559	451

Total interest expense	(2,671)	2,332	(339)	(4,368)	1,508	(2,860)

Change in net interest income	$3,352	$4,956	$8,308	$3,040	$2,222	$5,262

NON-INTEREST INCOME

TABLE 3: Non-Interest Income

	Year Ended December 31, 2003
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gain on sale of loans	$—	$20,584	$—	$—	$20,584
Service charges on deposit accounts	2,274	—	—	—	2,274
Other service charges and fees	727	3,761	—	—	4,488
Gain on calls of available for sale securities	412	—	—	—	412
Other income	138	80	41	1,301	1,560

Total non-interest income[1]	$3,551	$24,425	$41	$1,301	$29,318

	Year Ended December 31, 2002
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gain on sale of loans	$—	$13,929	$—	$—	$13,929
Service charges on deposit accounts	1,987	—	—	—	1,987
Other service charges and fees	662	3,130	—	—	3,792
Gain on calls of available for sale securities	43	—	—	—	43
Other income	129	142	21	1,133	1,425

Recurring non-interest income[1]	2,821	17,201	21	1,133	21,176
Nonrecurring insurance benefit	277	—	—	—	277

Total non-interest income	$3,098	$17,201	$21	$1,133	$21,453

	Year Ended December 31, 2001
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gain on sale of loans	$—	$10,390	$—	$—	$10,390
Service charges on deposit accounts	1,442	—	—	—	1,442
Other service charges and fees	602	2,609	—	—	3,211
Gain on calls of available for sale securities	6	—	—	—	6
Other income	111	84	—	1,001	1,196

Recurring non-interest income[1]	2,161	13,083	—	1,001	16,245
Gain on sale of branch	1,176	—	—	—	1,176

Total non-interest income	$3,337	$13,083	$—	$1,001	$17,421

[1]	“Recurring non-interest income” is a non-GAAP financial measure because it excludes amounts attributable to non-recurring events that are included in the comparable GAAP measure. Specifically, recurring non-interest income for 2002 excludes a non-recurring insurance benefit and recurring non-interest income for 2001 excludes the non-recurring gain on a sale of a branch. The insurance benefit accounted for 8.9% of total non-interest income, as reported, for Retail Banking for 2002; the gain on the sale of the branch accounted for 35.2% of total non-interest income, as reported, for Retail Banking in 2001. Because these events are not expected to recur, management believes the presentation of recurring non-interest income is meaningful to the discussion of comparative non-interest income for the Retail Banking segment because it presents the non-interest income attributable to core activities of the Retail Banking segment. As such, management has used recurring non-interest income in its own assessments of the business of the Retail Banking segment. Recurring non-interest income is reconciled to non-interest income as reported, in the table above.

2003 Compared to 2002

Total non-interest income increased by $7.9 million, or 36.7%, in 2003. The increase was attributable to an increase in gains on the sale of loans and other service charges and fees resulting from an increase in the volume of loans closed and sold by the Mortgage Banking segment. The 2003 increase also included an increase in service charges at the Retail Banking segment, resulting from the Bank’s overdraft program that was started at the beginning of 2002. The increase in gains on calls of available-for-sale securities was due to calls of securities at premiums due to the low interest rate environment during 2003.

2002 Compared to 2001

Total non-interest income increased by $4.0 million, or 23.1%, in 2002. The increase was attributable to an increase in the gains on the sale of loans and other service charges and fees resulting from an increase in the volume of loans sold by the Mortgage Banking segment. The increase in service charges at the Retail Banking segment is a result of the Bank’s overdraft program that was started at the beginning of 2002.

NON-INTEREST EXPENSE

TABLE 4: Non-Interest Expense

	Year Ended December 31, 2003
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$8,589	$13,361	$1,860	$600	$24,410
Occupancy expense	2,263	1,006	156	28	3,453
Amortization of intangible assets	142	—	—	—	142
Other expenses	3,474	3,363	1,700	206	8,743

Total non-interest expense	$14,468	$17,730	$3,716	$834	$36,748

	Year Ended December 31, 2002
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$7,157	$9,934	$505	$440	$18,036
Occupancy expense	2,304	808	44	27	3,183
Amortization of intangible assets	188	—	—	—	188
Other expenses	3,199	2,619	445	176	6,439

Total non-interest expense	$12,848	$13,361	$994	$643	$27,846

	Year Ended December 31, 2001
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$6,372	$6,681	$—	$390	$13,443
Occupancy expense	1,900	970	—	16	2,886
Amortization of intangible assets	268	—	—	—	268
Other expenses	2,897	2,326	—	144	5,367

Total non-interest expense	$11,437	$9,977	$—	$550	$21,964

2003 Compared to 2002

Non-interest expense in 2003 increased $8.9 million, or 31.9%, over 2002. This increase was attributable to the acquisition of Moore Loans in September 2002, coupled with higher variable compensation costs and other operating expenses at the Mortgage Banking segment resulting from the increase in loan production. In addition, the increase in personnel expenses at the Retail Banking segment was a result of an increase in operations and administrative personnel, as well as higher employee benefits expense. The increase in benefit costs is attributable to higher pension and health care costs and an increase in the average number of full-time equivalent employees.

2002 Compared to 2001

Non-interest expense in 2002 increased $5.9 million, or 26.8%, over 2001. This increase was attributable to the opening of two additional branch offices at the Bank during the fourth quarter of 2001 and an increase in variable compensation and employee benefits expense and other operating expenses at the Mortgage Banking segment resulting from the increase in the sale of loans due to the lower interest rate environment and strong new and resale home purchases. The increase is also a result of the activities of the Consumer Finance segment from the date of acquisition on September 1, 2002 through December 31, 2002.

INCOME TAXES

Applicable income taxes on 2003 earnings amounted to $6.3 million, resulting in an effective tax rate of 32.9% compared to $4.1 million, or 29.8%, in 2002 and $3.3 million, or 29.3%, in 2001. The increase in the effective tax rate for 2003 as compared to 2002 and 2001 was a result of a decrease in earnings from tax-exempt assets as a percentage of total income mainly resulting from the increased earnings at the Mortgage Banking segment and the Consumer Finance segment.

[intentionally blank]

ASSET QUALITY

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Allowance, beginning of period	$6,722	$3,684	$3,609	$3,302	$2,760
Provision for loan losses:
Retail Banking and Mortgage Banking	525	500	400	400	600
Consumer Finance	2,642	641	—	—	—

Total provision for loan losses	3,167	1,141	400	400	600
Loans charged off:
Real estate—residential mortgage	—	—	—	—	10
Real estate—construction	—	—	32	31	—
Commercial, financial and agricultural	15	161	126	—	—
Consumer	86	326	192	71	76
Consumer Finance	1,844	573	—	—	—

Total loans charged off	1,945	1,060	350	102	86
Recoveries of loans previously charged off:
Real estate—residential mortgage	—	—	—	—	—
Commercial, financial and agricultural	34	47	—	—	13
Consumer	33	21	25	9	15
Consumer Finance	646	196	—	—	—

Total recoveries	713	264	25	9	28

Net loans charged off	1,232	796	325	93	58
Acquisition of Moore Loans	—	2,693	—	—	—

Allowance, end of period	$8,657	$6,722	$3,684	$3,609	$3,302

Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	1.60%	1.65%	—%	—%	—%

Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	.01	.13	.11	.04	.03

The Consumer Finance segment, consisting solely of Moore Loans, accounted for the majority of the activity in the allowance for loan losses during 2003. Moore Loans serves customers who have limited access to traditional automobile financing. Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest income. Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans expects to sustain a higher level of credit losses than traditional automobile financing sources. As Moore Loans provides financing in a relatively higher risk market, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources.

In addition to maintaining the allowance for loan losses, Moore Loans retains dealer reserves that are established at the time a loan is made and are specific to each individual dealer. Loans charged off at Moore Loans are first charged to the dealer reserves, to the extent that an individual dealer has reserves, and the remainder is charged to the allowance for loan losses. Dealer reserves are a liability of Moore Loans and payable to individual dealers upon the termination of the relationship with Moore Loans and the payment of outstanding loans associated with the specific dealer. The following table summarizes the dealer reserves activity for the year ended December 31, 2003 (in thousands):

Dealer reserves, beginning of year	$2,071
Reserve holdback at loan origination	2,235
Loans charged off	(2,412)
Recoveries of loans previously charged off	225

Dealer reserves, end of year	$2,119

Effective January 1, 2004, Moore Loans will no longer originate loans with a dealer reserve provision. Existing dealer reserves at December 31, 2003 will be retained to absorb future losses for each dealer with a dealer reserve balance at December 31, 2003. The provision for loan losses and the corresponding allowance for loan losses at the Consumer Finance segment will increase in future periods as dealer reserves are reduced to zero by virtue of loan charge-offs or the termination of dealer relationships. The increase in the provision for loan losses will be offset to some degree by the elimination of the amortization of the dealer holdback, which is a reduction in the consumer finance loan yield.

The Corporation conducts an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with loan officers identifying problem loans to be reviewed on an individual basis for impairment. In addition to these loans, all commercial loans are considered for individual impairment testing. Impairment testing includes consideration of the current collateral value of the loan, as well as any known internal or external factors that may affect collectibility. When a loan has been identified as impaired, a specific allowance may be established based on the difference between the carrying value of the loan and its computed fair value. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as impaired loans, are segregated from performing loans within the portfolio. Loans are then grouped by loan type (e.g., commercial, consumer) and by risk rating (e.g., substandard, doubtful). Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans within a particular loan type based on management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower. Allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on management’s analysis of charge-off history and management’s judgment based on the overall analysis of the lending environment including the general economic conditions. The allowance for loan losses is the aggregate of specific allowances, the calculated allowance required for classified loans by category and the general allowance for each portfolio type.

In conjunction with the methodology described above, management considers the following risk elements that are inherent in the loan portfolio:

•	Residential real estate loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•	Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a Bank loan customer, is unable to finish the construction project as planned because of financial pressure unrelated to the project.

•	Commercial real estate loans may carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or property

•	Commercial business loans carry risks associated with the successful operation of a business, which is usually the source of loan repayment, and the value of the collateral, which may depreciate over time and cannot be appraised with as much precision as residential real estate.

•	Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly depreciable assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	2003	2002	2001	2000	1999
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$615	$573	$619	$743	$753
Real estate—construction	112	107	263	251	160
Commercial, financial and agricultural[1]	3,175	2,670	2,203	2,005	1,686
Equity lines	98	94	113	116	103
Consumer	256	287	290	267	380
Consumer finance	4,401	2,957	—	—	—

Unallocated	—	34	196	227	220

Balance, December 31	$8,657	$6,722	$3,684	$3,609	$3,302

Ratio of loans to total year-end loans:
Real estate—residential mortgage	22%	23%	32%	37%	43%
Real estate—construction	3	3	4	4	4
Commercial, financial and agricultural[1]	46	47	55	49	42
Equity lines	4	4	4	5	5
Consumer	3	3	5	5	6
Consumer finance	22	20	—	—	—

	100%	100%	100%	100%	100%

[1]	Includes loans secured by real estate

Non-Performing Assets

Non-performing assets of the combined Retail and Mortgage Banking segments, as shown in Table 7, decreased to $2.0 million at December 31, 2003 from $2.4 million at December 31, 2002. The decrease in non-performing assets was a result of a decline in real estate owned. Two of the three properties held at December 31, 2002 were sold in 2003 at a net gain of $32,000. The decrease in real estate owned was offset in part by an increase in nonaccrual loans. This increase did not result from a single relationship or concentration; rather it occurred in several small-balance loans.

The allowance for loan losses of the combined Retail and Mortgage Banking segments was $4.3 million at December 31, 2003 and $3.8 million at December 31, 2002. The allowance approximates 1.52% and 1.40% of total loans outstanding at December 31, 2003 and December 31, 2002, respectively. This increase is a result of the higher level of accruing loans past due 90 days or more and an increase in reserves for one particular commercial real estate relationship, which became more than 90 days delinquent after December 31, 2003. Management is monitoring this relationship very closely. The principal balance outstanding of this relationship is $3.0 million and management has established a specific reserve of $465,000. Management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

As shown in Table 7, non-accrual assets of the Consumer Finance segment increased to $1.1 million at December 31, 2003 from $688,000 at December 31, 2002. The corresponding allowance for loan losses was $4.4 million at December 31, 2003 and $3.0 million at December 31, 2002, and dealer reserves were $2.1 million at December 31, 2003 and 2002. The ratio of the combined allowance for loans losses and dealer reserves to total consumer finance loans increased to 8.18% at December 31, 2003 from 7.48% at December 31, 2002 as a result of the higher level of non-accrual loans and the increase in charge-off activity. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase at the Consumer Finance segment. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because Moore Loans focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. While Moore Loans seeks to manage the higher risk inherent in loans made to non-prime borrowers through underwriting criteria and collection methods it employs, no assurance can be given that these criteria or methods will afford adequate protection against these risks. However, management believes that the current allowance for loan losses and dealer reserves are adequate to absorb any losses on existing loans in the Consumer Finance segment that may become uncollectible.

Loans at the Retail Banking, Mortgage Banking and Consumer Finance segments are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans, which are carried on non-accrual status, interest is recognized on a cash basis.

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

For those loans, which are carried on non-accrual status, interest is recognized on a cash basis. Additional gross interest income of $154,000, $157,000 and $91,000 would have been recorded for 2003, 2002 and 2001, respectively, if non-accrual loans had been current throughout these periods. Interest income received on non-accrual loans was $32,000, $15,000 and $2,000 for the periods ended December 31, 2003, 2002 and 2001, respectively.

Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan’s observable market price) or the fair value of the collateral if the loan is collateral dependent. The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment. The balances of impaired loans at December 31, 2003 and 2002 were $4.9 million and $1.7 million, respectively. A valuation allowance of $465,000 has been provided for one relationship included in impaired loans at December 31, 2003. There was no specific valuation allowance associated with impaired loans at December 31, 2002. The average balances of impaired loans for 2003 and 2002 were $1.8 million and $1.4 million, respectively. Management believes that the allowance for loan losses, consisting of general and specific reserves, is adequate to absorb any losses on existing loans that may become uncollectible.

Table 7 summarizes non-performing assets for the past five years.

TABLE 7: Non-Performing Assets

Retail and Mortgage Banking

(Dollars in thousands)	2003	2002	2001	2000	1999
Non-accrual loans	$1,993	$1,656	$1,026	$473	$49
Real estate owned	8	703	—	47	—

Total non-performing assets	$2,001	$2,359	$1,026	$520	$49

Accruing loans past due for 90 days or more	$1,092	$69	$913	$1,586	$786

Allowance for loan losses	$4,256	$3,765	$3,684	$3,609	$3.302

Non-performing assets to total loans* and real estate owned	.72%	.88%	.41%	.20%	.02%
Allowance for loan losses to total loans* and real estate owned	1.52	1.40	1.47	1.55	1.58

Allowance for loan losses to non-performing assets	212.69	159.60	359.06	694.04	6,738.78

*	Total loans above excludes consumer finance loans at Moore Loans.

Consumer Finance

(Dollars in thousands)	2003	2002	2001	2000	1999
Non-accrual loans	$1,149	$688	$—	$—	$—

Accruing loans past due for 90 days or more	233	293	—	—	—

Allowance for loan losses	4,401	2,957	—	—	—

Dealer reserves	2,119	2,071	—	—	—

Non-accrual consumer finance loans to total consumer finance loans	1.44%	1.02%	—	—	—

Allowance for loan losses and dealer reserves to total non-accrual consumer finance loans	567.45%	730.81%	—	—	—

Allowance for loan losses to total consumer finance loans	5.52%	4.40%	—	—	—
Dealer reserves to total consumer finance loans	2.66	3.08	—	—	—

Total allowance for loans losses and dealer reserves to total consumer finance loans	8.18%	7.48%	—	—	—

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

At the end of 2003, the Corporation had total assets of $573.5 million, up 3.9% over the previous year-end. In 2002, there was an increase of $147.8 million in total assets, up 36.6% over year-end 2001. Asset growth in 2003 was a result of (i) an increase in interest-bearing deposits in other banks (primarily the FHLB) and securities available for sale resulting from growth in deposits in excess of loan demand and (ii) an increase in loans to customers at the Consumer Finance segment. These increases were offset in part by a decline in loans held for sale at the Mortgage Banking segment resulting from lower demand for home purchase and refinance loans in the fourth quarter of 2003. Asset growth in 2002 was principally attributable to an increase in loans at the Retail Banking segment, an increase in loans held for sale at Mortgage Banking segment, and the acquisition of Consumer Finance segment on September 1, 2002.

LOAN PORTFOLIO

General

The Corporation, through the Retail Banking segment, engages in a wide range of lending activities, which include the origination, primarily in its market area, of one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans and commercial business loans. The Corporation engages in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with loans sold to third party investors. At December 31, 2003, the Corporation’s total loans held for investment in all categories totaled $358.8 million and loans held for sale totaled $29.7 million.

Held for Investment Loan Portfolio Composition

Tables 8 and 9 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 8: Summary of Loans Held for Investment

(Dollars in thousands)	December 31,
	2003	2002	2001	2000	1999
Real estate—residential mortgage	$77,882	$75,684	$80,977	$86,453	$89,952
Real estate—construction	9,591	8,572	8,819	9,099	7,968
Commercial, financial, and agricultural[1]	167,207	158,350	137,374	113,570	89,135
Equity lines	13,044	12,181	11,284	11,616	10,272
Consumer	11,401	13,375	11,342	12,815	12,091
Consumer finance	79,703	67,194	—	—	—

Total loans	358,827	335,356	249,796	233,553	209,418
Less allowance for loan losses	(8,657)	(6,722)	(3,684)	(3,609)	(3,302)

Total loans, net	$350,170	$328,634	$246,112	$229,944	$206,116

[1]	Includes loans secured by real estate

TABLE 9: Maturity/Repricing Schedule of Loans

(Dollars in thousands)	December 31, 2003
	Commercial, financial, and agricultural	Real estate construction
Variable Rate:
Within 1 year	$50,676	$—
1 to 5 years	19,742	—
After 5 years	3,956	—
Fixed Rate:
Within 1 year	28,566	9,591
1 to 5 years	41,245	—
After 5 years	23,022	—

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

Residential Mortgage Lending – Held for Sale

The Mortgage Banking segment’s guidelines for underwriting conventional conforming loans comply with the underwriting criteria established by Fannie Mae and/or Freddie Mac. The guidelines for conventional non-conforming loans are based on the requirements of private investors and information provided by third-party investors. The guidelines used by C&F Mortgage to originate FHA-insured and VA-guaranteed loans comply with the criteria established by HUD and the VA. The conventional loans that C&F Mortgage originates or purchases that have loan-to-value ratios greater than 80% at origination are generally covered by private mortgage insurance. The borrower pays the cost of the insurance.

Residential Mortgage Lending – Held for Investment

The Retail Banking segment originates residential mortgage loans secured by properties located in its primary market area in southeastern/central Virginia. The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate loans. Such loans include 10 and 15-year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 30 years but subject to call after five, seven or ten years at the option of the Bank. The Bank underwrites the loans on terms consistent with pre-existing secondary mortgage market standards.

Loans associated with residential mortgage lending are included in the real estate—residential mortgage category in Table 8.

Construction Lending

The Retail Banking segment has an active construction lending program. The Bank makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Bank also makes construction loans for office and warehouse facilities and other nonresidential projects generally limited to borrowers that present other business opportunities for the Bank.

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and the guarantors of the loan. The term for the Bank’s typical construction loan ranges from 9 to 12 months for the construction of an individual residence and from 18 months to a maximum of three years for larger residential or commercial projects. The Bank does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The Bank’s construction loans generally have a floating or variable rate of interest plus a margin but occasionally have a fixed interest rate. The Bank does not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, the Bank limits the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record, and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80% of the property’s fair market value, or 85% of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project usually conducted by an independent, outside appraiser acceptable to the Bank. For larger projects where unit absorption or leasing is a concern, the Bank may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

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

Loans associated with consumer lot lending are included in the real estate—construction category in Table 8.

Commercial Real Estate Lending

The Bank’s commercial real estate loans are primarily secured by the value of real property and the income arising from such property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties. The Bank’s present policy is generally to restrict the making of commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. However, the Bank will also consider making commercial real estate loans under the following two conditions. First, the Bank will consider making commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Bank. Second, the Bank will consider making commercial real estate loans to creditworthy borrowers who have substantially pre-leased the improvements to high caliber tenants. Generally, such loans require full amortization over a lesser term than the normal 25 year amortization period.

Commercial real estate loans are usually amortized over a period of time ranging from 15 years to 25 years and usually have a term to maturity ranging from 5 years to 15 years. These loans normally have provisions for interest rate adjustments generally after the loan is three to five years old. The Bank’s maximum loan-to-value ratio for a commercial real estate loan is 80%; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

In recent years, the Bank has structured many of its commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and the Bank’s assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, the Bank usually offers a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to 25 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. Additionally, the Bank offers a fixed rate of interest for up to 15 years for loans that fully amortize during the 15-year term. If the borrower prefers a variable or floating rate of interest, the Bank usually offers a loan with an interest rate indexed to the Bank’s prime rate plus a margin for a term of five years with the remaining balance of the loan due and payable in a single balloon payment at the end of five years. Management of the Bank believes that shorter maturities for commercial real estate loans are necessary to give the Bank some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide the Bank with an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with the Bank’s asset/liability management strategies.

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

Land acquisition and development loans are underwritten and processed by the Bank in much the same manner as commercial construction loans and commercial real estate loans. The Bank uses a lower loan-to-value ratio for these types of loans, which is a maximum of 65% for unimproved land and 80% of the discounted appraised value of the property as determined in accordance with the Bank’s appraisal policies for developed lots for single-family or townhouse construction. The maximum loan-to-value ratio can be waived for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to generally, a maximum of three years for other types of projects. All land acquisition and development loans are generally further secured by one or more unconditional personal guarantees. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Bank carefully evaluates the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

Loans associated with land acquisition and development lending are included in the commercial, financial and agricultural category in Table 8.

Commercial Business Lending

Commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans. In general, these credit facilities carry the unconditional guaranty of the owners and/or stockholders.

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

Home Equity and Second Mortgage Lending

The Bank offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at the prime lending rate plus a spread. Second mortgage loans are offered with fixed and adjustable rates. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans. Second mortgage loans are granted for a fixed period of time, usually between five and twenty years, and home equity lines of credit are made on an open-end, revolving basis. Home equity loans, second mortgage loans and other consumer loans secured by a personal residence generally do not present as much risk to the Bank as other types of consumer loans.

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

Automobile Sales Finance

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

Finance contract application packages completed by prospective borrowers are received from automobile dealers via facsimile or by telephone. Once the application is received, a credit bureau report is accessed. Moore Loan personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or deny the application. The credit decision is based primarily on the applicant’s credit history, current employment status and collateral.

Moore Loan’s underwriting and collateral guidelines form the basis for the credit decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest income. Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Consumer Finance segment is expected to sustain a higher level of credit losses than traditional automobile financing sources. However, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources, the impact of which should more than offset the increase in the provision for loan losses for this segment of the Corporation’s loan portfolio.

Loans associated with automobile sales finance are included in the consumer finance category in Table 8.

SECURITIES

TABLE 10: Maturity of Securities

	Year Ended December 31,
	2003		2002		2001
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$39,987	1.00%	$—	—%	$—	—%
Maturing after 1 year, but within 5 years	5,620	2.94	—	—	—	—
Maturing after 5 years, but within 10 years	1,498	3.82	—	—	—	—

Total U.S. government agencies and corporations	47,105	1.32	—	—	—	—

Mortgage backed securities:
Maturing after 1 year, but within 5 years	1,725	4.51	4,295	4.86	1,948	5.83

Total mortgage backed securities	1,725	4.51	4,295	4.86	1,948	5.83

States and municipals:[1]
Maturing within 1 year	620	8.70	1,205	8.29	1,164	8.55
Maturing after 1 year, but within 5 years	5,975	7.60	5,308	7.69	4,234	8.20
Maturing after 5 years, but within 10 years	18,328	7.27	19,222	7.48	19,061	7.54
Maturing after 10 years	20,660	6.95	21,971	7.09	20,817	7.22

Total states and municipals	45,584	7.18	47,706	7.34	45,276	7.48

Total securities:[2]
Maturing within 1 year	40,607	1.12	1,205	8.29	1,164	8.55
Maturing after 1 year, but within 5 years	13,320	5.26	9,604	6.44	6,182	7.46
Maturing after 5 years, but within 10 years	19,826	7.01	19,222	7.48	19,061	7.54
Maturing after 10 years	20,660	6.95	21,971	7.09	20,817	7.22

Total securities	$94,413	4.23%	$52,002	7.14%	$47,224	7.41%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]	Total securities excludes preferred stock at amortized cost of $5,137,260, $5,724,291 and $5,899,358 at December 31, 2003, 2002, and 2001, respectively ($5,445,117, $5,617,811, and $5,468,496 estimated fair value at December 31, 2003, 2002, and 2001, respectively).

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Corporation and generates substantial interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. Table 10 presents information pertaining to the composition of the securities portfolio.

The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.

At year-end 2003, the total fair value of securities was $103.0 million, up 70.0% from $60.6 million at year-end 2002. The increase in 2003 reflects the alternative investment of excess liquidity in short-term securities with a slight effective yield advantage to the Bank’s overnight interest-bearing account at the FHLB. U. S. government agency and corporation securities represented 45.7% of the total securities portfolio, mortgage backed securities were 1.7%, obligations of states and political subdivisions were 47.3% and preferred stocks were 5.3% at December 31, 2003.

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

Total deposits at December 31, 2003 increased $44.1 million, or 11.5%, over 2002. In 2003, the growth by deposit category was a 21.1% increase in non-interest-bearing deposits, a 9.8% increase in savings and interest-bearing demand deposits and a 10.1% increase in time deposits. Deposit growth in 2003 over 2002 was attributable to growth at existing branch locations. In 2002, total deposits increased $59.6 million, or 18.4%, over 2001. Deposit growth in 2002 over 2001 was attributable to growth at existing branch locations, in particular, the two new branches that were opened in the fourth quarter of 2001. The increase in deposits can also be attributed to investors moving funds from stocks and mutual funds to banks as a result of the decline in the value of the stock market.

Table 11 presents the average deposit balances and average rates paid for the years 2003, 2002 and 2001. Table 12 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2003.

TABLE 11: Average Deposits and Rates Paid

	Year Ended December 31,
	2003		2002		2001
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$54,920		$45,246		$39,240

Interest-bearing transaction accounts	72,366	0.86%	61,760	1.10%	54,481	1.92%
Money market deposit accounts	39,443	1.17	37,021	1.88	26,290	3.05
Savings accounts	51,624	0.83	45,252	1.47	38,921	2.45
Certificates of deposit, $100M or more	47,741	2.34	38,163	3.32	32,421	5.46
Other certificates of deposit	131,646	2.64	122,238	3.76	119,535	5.55

Total interest-bearing deposits	342,820	1.78%	304,434	2.59%	271,648	4.13%

Total deposits	$397,740		$349,680		$310,888

TABLE 12: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2003
3 months or less	$11,903
3-6 months	13,693
6-12 months	19,715
Over 12 months	9,209

Total	$54,520

BORROWINGS

In addition to deposits, the Corporation utilizes short-term borrowings from the FHLB to fund its day-to-day operations. Long-term borrowings consist of advances from the FHLB and advances under a non-recourse revolving bank line of credit, which were used to fund a portion of outstanding loans at Moore Loans. FHLB advances are secured by a blanket floating lien on all qualifying real estate mortgage loans secured by one-to-four family residential properties and by a blanket floating lien on all qualifying real estate mortgage loans secured by commercial properties. The bank line of credit is secured by loans at Moore Loans. During 2003, the Corporation had additional long-term borrowings outstanding that were used to partially fund the acquisition of Moore Loans. These borrowings consisted of $3.7 million of subordinated notes to the previous owners of Moore Loans and a $5.0 million loan from a third party financial institution. These borrowings were repaid in 2003 utilizing a portion of the Corporation’s excess liquidity because they carried interest rates of 8.0% and 6.0%, respectively.

OFF-BALANCE-SHEET ARRANGEMENTS

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. These instruments involve elements of credit and interest rate risk in addition to the amount on the balance sheet. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral is obtained based on management’s credit assessment of the customer in each circumstance.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of loan commitments was $64,559,000 and $46,327,000 at December 31, 2003 and 2002, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $6,766,000 and $3,084,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $45.0 million and loans held for sale of $29.7 million. C&F Mortgage has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans of approximately $74.7 million. These commitments to sell loans are designed to eliminate C&F Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loan. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance, or are insured or guaranteed by an agency of the U.S. Government. Recourse considerations are included in the Corporation’s calculation of its capital adequacy. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

In connection with the purchase of Moore Loans on September 1, 2002, the Corporation guaranteed a stock price of $30 per share for the Corporation’s shares still held by the sellers on the three-year anniversary date of the transaction. As of December 31, 2003, the Corporation’s stock price was $39.70, and the previous owners of Moore Loans still held 27,200 shares of the Corporation’s common stock.

LIQUIDITY

The objective of the Corporation’s liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of its customers and the demands of its depositors, creditors and investors. Stable core deposits and a strong capital position are the current components of a solid foundation for the Corporation’s liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, such as loan payments and payoffs and deposit growth, and the capacity to borrow additional funds.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available-for-sale, at December 31, 2003 totaled $139.3 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of December 31, 2003, an established line with the FHLB that had $20.0 million outstanding under a total line of $97.8 million as of December 31, 2003 and a revolving line of credit with a third party bank that had $39.6 million outstanding under a total line of $55 million as of December 31, 2003. Management has no reason to believe these arrangements will not be renewed at maturity.

Certificates of deposit of $100,000 or more maturing in less than a year and in over one year totaled $45.4 million and $9.2 million, respectively, at December 31, 2003. The following table presents the Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2003:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank line of credit	$39,600,999	$—	$39,600,999	$—	$—
FHLB advances[1]	20,000,000	—	—	5,000,000	15,000,000
Securities sold under agreements to repurchase	8,132,598	8,132,598		—	—
Operating leases	848,855	462,054	386,801	—	—

Total	$68,582,452	$8,594,652	$39,987,800	$5,000,000	$15,000,000

[1]	The FHLB advances include an early conversion option for the FHLB, at its discretion, to convert the existing fixed-rate advances into three-month LIBOR-based floating rate advances. The conversion option for the $5.0 million advance due within one-to-three years can be exercised in 2005. The conversion options for the $15.0 million advances due in more than five years can be exercised in 2007. The Corporation can elect to repay the advances on the conversion dates, but may incur a prepayment penalty depending on actions taken by the FHLB with regard to the conversion options.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

CAPITAL RESOURCES

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. Management regularly reviews the adequacy of the Corporation’s capital. Management seeks to maintain a structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

During 2003, the Corporation repurchased 80,000 shares of its common stock, or 2.2% of the shares outstanding as of December 31, 2003, in the open market at prices between $28.00 and $28.50 per share. These repurchases were made to reduce capital since it was high relative to the Corporation’s asset size and planned growth. No shares were repurchased during 2002.

In January 2004, the Corporation’s board of directors authorized the repurchase of up to 5% of the Corporation’s common stock over the next twelve months. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determines prudent. The amount and timing of the stock repurchases will be based on various factors, such as management’s assessment of the Corporation’s capital structure and liquidity, the market price of the Corporation’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. The Corporation’s board of directors authorized the stock repurchase program because the Corporation’s capital level exceeds its ongoing operational needs and regulatory requirements. While management will continue to look for opportunities to invest capital in profitable growth, the share repurchase authorization is another tool that facilitates improving shareholder return, as measured by ROE and earnings per share.

The Corporation’s capital position continues to exceed regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier I capital ratio was 12.4% at December 31, 2003, compared to 10.4% at December 31, 2002. The total capital ratio was 13.7% at December 31, 2003, compared to 12.5% at December 31, 2002. The leverage ratio was 9.6% at December 31, 2003, compared to 8.8% at December 31, 2002. These ratios are in excess of the mandated minimum requirements.

Shareholders’ equity was $65.4 million at year-end 2003 compared to $56.2 million at year-end 2002. The dividend payout ratio was 20.1%, 22.8% and 25.7%, in 2003, 2002 and 2001, respectively. During 2003, the Corporation paid dividends of $0.72 per share, up 16.1% from $0.62 per share paid in 2002.

The Corporation is not aware of any current recommendations by any regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Statement No. 123 (“SFAS 148”), in December 2002. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS 148 were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. For this reason, the transition guidance of SFAS 148 does not have an effect on the Corporation’s consolidated financial position or consolidated results of operations. SFAS 148 does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented in the Notes to Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of FIN 45 were effective beginning January 1, 2003. The initial adoption of FIN 45 did not materially affect the Corporation and management does not anticipate that the recognition requirements of FIN 45 will have a materially adverse effect on either the Corporation’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. FIN 46 requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. On October 9, 2003, the FASB issued Staff Position FIN 46-6, which effectively deferred the implementation of the provisions of FIN 46 for existing variable interest entities created before February 1, 2003 until the fourth quarter of 2003, if certain conditions are met. The implementation of FIN 46 did not have a significant effect on either the Corporation’s consolidated financial position or consolidated results of operations.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an effect on the Corporation’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of SFAS 150 did not result in an effect on the Company’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Corporation has included the required disclosures in its consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 99 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Corporation has included the required disclosures in its consolidated financial statements.

EFFECTS OF INFLATION

The effect of changing prices on financial institutions is typically different from other industries as the Corporation’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price-level indices. The consolidated financial statements reflect the impacts of inflation on interest rates, loan demands and deposits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

As the holding company for a commercial bank, the Corporation’s primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately affect the level of both income and expense recorded on a large portion of the Corporation’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Corporation’s interest-earning assets and all of the Corporation’s interest-bearing liabilities are held by the Bank, virtually all of the Corporation’s interest rate risk exposure lies at the Bank level. Therefore, management of the Bank performs all significant interest rate risk management procedures. Based on the nature of the Bank’s operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Retail Banking loan portfolio is concentrated primarily in the Virginia counties of King William, King and Queen, Hanover, Henrico, Chesterfield, Middlesex, New Kent, Charles City, York, and James City, and is, therefore, subject to risks associated with the local economy. The consumer finance loan portfolio is concentrated primarily in eastern, central and southwest Virginia and portions of eastern Tennessee and is, therefore, subject to risks associated with the local economy. As of December 31, 2003, the Corporation does not own any trading assets nor does it have any hedging transactions in place such as interest rate swaps or caps.

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

The Bank’s interest rate management strategy is designed to stabilize net interest income and preserve capital. The Bank manages interest rate risk through the use of a simulation model that measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. In addition, the Bank monitors interest rate sensitivity through analysis, measuring the terms to maturity or next repricing date of interest-earning assets and interest-bearing liabilities. The matching of the maturities of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are “interest-rate-sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be “interest-rate-sensitive” within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity “gap” is defined as the difference between the amount of interest-earning assets anticipated, based on certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based on certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets maturing or repricing within a specific time period exceeds the amount of interest-rate-sensitive liabilities maturing or repricing within that same time period. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to result in a decrease in net interest income. In a declining interest rate environment, an institution with a positive gap would generally be expected to experience a greater decrease in the yield on interest-earning assets relative to the cost of its liabilities and thus a decrease in net interest income. An institution with a negative gap would be expected to experience the opposite result.

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

As part of its borrowings, the Corporation may utilize, from time to time, daily, convertible, fixed and adjustable rate advances from the FHLB. Convertible advances generally provide for a fixed rate of interest for a portion of the term of the advance, an ability for the FHLB to convert the advance from a fixed rate to an adjustable rate at some predetermined time during the remaining term of the advance (the “conversion” feature), and a concurrent opportunity for the Corporation to prepay the advance with no prepayment penalty in the event the FHLB elects to exercise the conversion feature. The interest rates paid on borrowings with convertible features may or may not change depending on their interest rates relative to market interest rates. Also, the Corporation has an adjustable rate revolving line of credit with a third party bank that partially funds the lending activities of Moore Loans.

Table 13 sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, that are subject to repricing or that mature in each of the time periods shown. Additionally, loans, securities and borrowings with call or convertible provisions are included in the period in which they may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

TABLE 13: Interest Sensitivity Analysis

	Interest-Sensitive Periods
(Dollars in thousands)	Within 90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
Earning assets:
Loans, net of unearned income	$135,196	$22,791	$162,111	$68,462	$388,560
Securities	42,377	7,881	25,063	26,301	101,622
Federal funds sold and other short-term investments	34,294	—	—	—	34,294

Total earning assets	$211,867	$30,672	$187,174	$94,763	$524,476

Interest-bearing liabilities:
Interest-bearing transaction accounts	$12,142	$36,427	$32,379	$—	$80,948
Savings accounts	8,250	24,751	22,001	—	55,002
Money market deposit accounts	6,117	18,352	16,313	—	40,782
Certificates of deposit, $100M or more	11,903	33,408	7,778	1,161	54,250
Other certificates of deposit	31,983	63,383	35,663	940	131,969
Borrowings	47,734	—	20,000	—	67,734

Total interest-bearing liabilities	$118,129	$176,321	$134,134	$2,101	$430,685

Period gap	$93,738	$(145,649)	$53,040	$92,662
Cumulative gap	$93,738	$(51,911)	$1,129	$93,791
Ratio of cumulative gap to total earning assets	17.87%	(9.90)%	0.22%	17.88%

Table 14 provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003 and 2002, based on the information and assumptions set forth in the notes. The Corporation believes that the assumptions utilized are reasonable. The expected maturity date values for loans were calculated by adjusting the instruments’ contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based on estimates of the period over which the deposits would be outstanding, as set forth in the notes. From a risk management perspective, however, the Corporation utilizes both maturity and repricing dates, as opposed to solely using expected maturity dates as shown in the following schedule.

As shown in Table 14, there have been several significant changes in the maturities of interest-earning assets or interest-bearing liabilities in 2003 that are attributable to factors other than overall growth. The decrease in loans held for sale maturing within one year is a result of decreased production at C&F Mortgage. All loans originated at C&F Mortgage are usually sold within one month of loan closing. The increase in securities maturing within one year and the decrease in the corresponding yield is a result of the deployment of excess liquidity from overnight interest-bearing accounts into short-term investments prior to year end. The decrease in borrowings maturing within one year is a result of excess liquidity reducing the need to fund operations with short-term FHLB advances. The decline in long-term borrowings is a result of the pay-off of fixed rate subordinated debt and a fixed rate loan with a third party bank that partially funded the acquisition of Moore Loans. The decrease in the yield on variable rate loans, securities and deposits, including certificates of deposits, is a result of the decrease in interest rates through 2003 and 2002.

TABLE 14: Maturity of Interest-Earning Assets/Interest-Bearing Liabilities

	Principal Amount Maturing in:
(Dollars in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value
Interest-Earning Assets:
Fixed rate loans [1,2]
December 31, 2003	$53,722	$35,247	$29,306	$40,886	$37,497	$40,619	$237,277	$242,958
December 31, 2002	$46,693	$31,735	$24,732	$34,965	$32,367	$34,848	$205,340	$209,878
Average interest rate
December 31, 2003	6.83%	9.76%	10.33%	13.06%	13.55%	7.75%	9.99%
December 31, 2002	7.69%	9.64%	10.27%	12.52%	12.90%	7.77%	9.97%
Variable rate loans [1,2]
December 31, 2003	$57,175	$17,041	$8,939	$5,904	$4,449	$28,799	$122,307	$125,116
December 31, 2002	$64,772	$11,983	$8,464	$6,331	$5,202	$34,056	$130,808	$134,052
Average interest rate
December 31, 2003	5.60%	6.10%	6.30%	6.59%	6.54%	6.35%	5.98%
December 31, 2002	6.17%	6.79%	7.14%	7.33%	7.31%	7.34%	6.68%
Loans held for sale
December 31, 2003	$29,733	$—	$—	$—	$—	$—	$29,733	$30,353
December 31, 2002	$107,227	$—	$—	$—	$—	$—	$107,227	$109,029
Average interest rate
December 31, 2003	5.70%	—	—	—	—	—	5.70%
December 31, 2002	6.03%	—	—	—	—	—	6.03%
Securities [3,4]
December 31, 2003	$40,607	$430	$1,318	$1,645	$9,927	$47,695	$101,622	$105,122
December 31, 2002	$1,205	$705	$563	$2,950	$3,113	$51,950	$60,486	$63,389
Average interest rate
December 31, 2003	1.08%	5.23%	5.37%	5.00%	4.45%	4.50%	3.16%
December 31, 2002	5.66%	6.01%	5.33%	4.69%	4.96%	5.22%	5.20%
Interest-Bearing Liabilities:
Money market, savings, and interest - bearing transaction accounts 5
December 31, 2003	$106,039	$17,674	$17,673	$17,673	$17,673	$—	$176,732	$176,732
December 31, 2002	$96,602	$16,100	$16,100	$16,100	$16,100	$—	$161,002	$159,645
Average interest rate
December 31, 2003	0.64%	0.64%	0.64%	0.64%	0.64%	—	0.64%
December 31, 2002	1.08%	1.08%	1.08%	1.08%	1.08%	—	1.08%
Certificates of deposit
December 31, 2003	$140,678	$25,017	$7,867	$4,704	$7,954	$—	$186,220	$188,286
December 31, 2002	$128,865	$24,393	$8,193	$2,133	$5,545	$—	$169,129	$171,634
Average interest rate
December 31, 2003	1.98%	2.74%	3.54%	4.30%	2.92%	—	2.25%
December 31, 2002	2.91%	3.13%	4.04%	5.14%	3.99%	—	3.06%
Borrowings
December 31, 2003	$8,133	$39,601	$5,000	$—	$—	$15,000	$67,734	$67,194
December 31, 2002	$36,935	$28,795	$5,000	$5,000	$—	$18,749	$94,479	$92,624
Average interest rate
December 31, 2003	0.67%	3.65%	2.81%	—	—	3.03%	3.09%
December 31, 2002	1.56%	4.15%	6.12%	2.81%	—	4.19%	3.18%

[1]	Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
[2]	For single-family residential loans, assumes annual prepayment rate of 12%. No prepayment assumptions were used for all other loans.
[3]	Includes the Corporation’s investment in Federal Home Loan Bank stock.
[4]	Average interest rates are the average of stated coupon rates and have not been adjusted for taxes.
[5]	Assumes an annual decay rate of 60% for year 1 and 10% for each of the years 2 through 5.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Cash and due from banks	$15,457,095	$13,352,252
Interest-bearing deposits in other banks	34,293,872	4,978,895

Total cash and cash equivalents	49,750,967	18,331,147
Securities—available for sale at fair value, amortized cost of $99,550,205 and $57,725,583, respectively	103,049,672	60,629,033
Loans held for sale, net	29,733,372	107,226,897
Loans, net of reserve for loan losses of $8,657,528 and $6,722,165, respectively	350,170,084	328,634,085
Federal Home Loan Bank stock	2,072,000	2,760,000
Corporate premises and equipment, net	15,366,920	14,059,837
Accrued interest receivable	2,589,749	2,270,134
Goodwill	9,070,715	7,860,063
Other assets	11,742,153	10,150,727

Total assets	$573,545,632	$551,921,923

Liabilities
Deposits
Non-interest-bearing demand deposits	$64,682,530	$53,401,913
Savings and interest-bearing demand deposits	176,731,717	161,001,850
Time deposits	186,220,255	169,129,173

Total deposits	427,634,502	383,532,936
Borrowings	67,733,597	94,478,910
Accrued interest payable	582,971	713,761
Other liabilities	12,210,598	16,962,899

Total liabilities	508,161,668	495,688,506

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,612,571 and 3,649,859 shares issued and outstanding at December 31, 2003 and 2002, respectively)	3,612,571	3,649,859
Additional paid-in capital	1,009,993	2,506,776
Retained earnings	58,486,747	48,160,504
Accumulated other comprehensive income, net of tax of $1,224,813 and $987,172, respectively	2,274,653	1,916,278

Total shareholders’ equity	65,383,964	56,233,417

Total liabilities and shareholders’ equity	$573,545,632	$551,921,923

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
Interest income
Interest and fees on loans	$35,589,644	$27,239,735	$24,809,972
Interest on money market investments
Federal funds sold	—	—	2,005
Other money market investments	253,143	341,120	97,846
Interest on securities
U.S. Treasury securities	—	—	29,663
U.S. government agencies and corporations	54,534	—	439,380
Tax-exempt obligations of states and political subdivisions	2,245,208	2,401,869	2,385,946
Corporate bonds and other	528,891	637,136	469,573

Total interest income	38,671,420	30,619,860	28,234,385

Interest expense
Savings and interest-bearing deposits	1,511,777	2,039,202	2,799,884
Certificates of deposit, $100M or more	1,118,131	1,266,245	1,768,972
Other time deposits	3,482,042	4,592,006	6,639,327
Short-term borrowings and other	2,716,390	1,286,692	776,209

Total interest expense	8,828,340	9,184,145	11,984,392

Net interest income	29,843,080	21,435,715	16,249,993
Provision for loan losses	3,166,929	1,141,459	400,000

Net interest income after provision for loan losses	26,676,151	20,294,256	15,849,993

Other operating income
Gain on sale of loans	20,584,332	13,929,486	10,389,684
Service charges on deposit accounts	2,274,266	1,986,886	1,442,253
Other service charges and fees	4,487,644	3,792,210	3,210,921
Gain on calls of available for sale securities	411,902	42,895	6,000
Gain on sale of branch	—	—	1,176,279
Other income	1,560,033	1,701,391	1,195,482

Total other operating income	29,318,177	21,452,868	17,420,619

Other operating expenses
Salaries and employee benefits	24,410,298	18,035,723	13,442,765
Occupancy expenses	3,453,028	3,182,840	2,886,245
Amortization of intangible assets	141,660	187,560	267,860
Other expenses	8,742,954	6,439,486	5,367,223

Total other operating expenses	36,747,940	27,845,609	21,964,093

Income before income taxes	19,246,388	13,901,515	11,306,519
Income tax expense	6,327,676	4,136,827	3,317,802

Net income	$12,918,712	$9,764,688	$7,988,717

Earnings per common share—basic	$3.58	$2.73	$2.25

Earnings per common share—assuming dilution	$3.42	$2.67	$2.23

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2000	$3,571,039	$20,133		$35,522,711	$(333,433)	$38,780,450

Repurchase of common stock	(59,981)	(121,308)		(833,031)	—	(1,014,320)
Stock options exercised	15,068	148,046		—	—	163,114
Comprehensive income
Net income			$7,988,717	7,988,717		7,988,717
Other comprehensive income, net of tax
Unrealized holding gains arising during the period net of tax of $453,928			881,155		881,155	881,155

Comprehensive income			$8,869,872

Cash dividends ($.58 per share)	—	—		(2,056,093)	—	(2,056,093)

Balance December 31, 2001	3,526,126	46,871		40,622,304	547,722	44,743,023

Issuance of common stock in connection with acquisition	100,000	2,189,000			—	2,289,000
Stock options exercised	23,733	270,905			—	294,638
Comprehensive income
Net income			$9,764,688	9,764,688		9,764,688
Other comprehensive income, net of tax
Unrealized holding gains arising during the period net of tax of $705,014			1,368,556		1,368,556	1,368,556

Comprehensive income			$11,133,244

Cash dividends ($.62 per share)	—	—		(2,226,488)	—	(2,226,488)

Balance December 31, 2002	3,649,859	2,506,776		48,160,504	1,916,278	56,233,417

Repurchase of common stock	(80,000)	(2,182,400)				(2,262,400)
Stock options exercised	42,712	685,617				728,329
Comprehensive income
Net income			$12,918,712	12,918,712		12,918,712
Other comprehensive income, net of tax
Unrealized holding gains arising during the period net of tax of $192,971			358,375		358,375	358,375

Comprehensive income			$13,277,087

Cash dividends ($.72 per share)				(2,592,469)		(2,592,469)

Balance December 31, 2003	$3,612,571	$1,009,993		$58,486,747	$2,274,653	$65,383,964

Disclosure of reclassification amount for the year ended December 31:

	2003	2002	2001
Unrealized net holding gains arising during period	$626,111	$1,396,867	$885,115
Less: reclassification adjustment for gains included in net income	267,736	28,311	3,960

Net unrealized gains on securities	$358,375	$1,368,556	$881,155

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Operating Activities:
Net income	$12,918,712	$9,764,688	$7,988,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,547,442	1,549,906	1,336,192
Amortization of intangible assets	141,660	187,560	267,860
Deferred income taxes	(549,798)	(348,500)	(37,024)
Provision for loan losses	3,166,929	1,141,459	400,000
Accretion of discounts and amortization of premiums on securities, net	83,882	84,223	(49,035)
Net realized gain on securities	(411,902)	(42,895)	(6,000)
Origination of loans held for sale	(1,083,413,612)	(782,971,539)	(627,303,955)
Sale of loans	1,160,907,137	745,007,936	575,640,825
Gain on sale of branch	—	—	(1,176,279)
Change in other assets and liabilities:
Accrued interest receivable	(319,615)	(135,916)	269,703
Other assets	(2,631,582)	(1,399,555)	(489,510)
Accrued interest payable	(130,790)	(97,327)	(181,764)
Other liabilities	(4,752,301)	6,214,615	4,364,534

Net cash provided by (used in) operating activities	86,556,162	(21,045,345)	(38,975,736)

Investing Activities:
Proceeds from maturities and calls of securities available for sale	13,020,428	6,817,897	17,297,400
Purchase of securities available for sale	(54,517,030)	(11,461,750)	(4,176,950)
Purchase of FHLB stock	—	(1,165,000)	—
Sale of FHLB stock	688,000	—	—
Net increase in customer loans	(24,702,928)	(18,733,862)	(19,233,654)
Purchase of corporate premises and equipment	(2,861,593)	(924,518)	(6,426,178)
Sale of corporate premises and equipment	7,068	16,372	—
Sale of branch	—	—	(10,857,527)
Acquisition of subsidiary	—	(11,000,000)	—

Net cash used in investing activities	(68,366,055)	(36,450,861)	(23,396,909)

Financing Activities:
Net increase in demand, interest-bearing demand and savings deposits	27,010,484	44,405,362	23,615,182
Net increase in time deposits	17,091,082	15,215,073	24,649,283
Net increase (decrease) in borrowings	(26,745,313)	7,081,851	13,234,494
Repurchase of common stock	(2,262,400)	—	(1,014,320)
Proceeds from exercise of stock options	728,329	294,638	163,114
Cash dividends	(2,592,469)	(2,226,488)	(2,056,093)

Net cash provided by financing activities	13,229,713	64,770,436	58,591,660

Net increase (decrease) in cash and cash equivalents	31,419,820	7,274,230	(3,780,985)
Cash and cash equivalents at beginning of year	18,331,147	11,056,917	14,837,902

Cash and cash equivalents at end of year	$49,750,967	$18,331,147	$11,056,917

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued

	Year Ended December 31,
	2003	2002	2001
Supplemental disclosure
Interest paid	$8,959,130	$9,281,472	$12,166,156
Income taxes paid	8,008,211	4,380,493	2,805,205
Transactions related to the acquisition of subsidiary:
Increase in assets and liabilities:
Loans	$—	$64,729,313	$—
Other assets	—	12,095,668	—
Borrowings	—	57,193,392	—
Other liabilities	—	3,342,589	—
Issuance of debt	—	3,000,000	—
Issuance of common stock	—	2,289,000	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation and its wholly owned subsidiary, Citizens and Farmers Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of C&F Financial Corporation and subsidiary (the “Corporation”) conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

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

The Bank has six wholly owned subsidiaries: C&F Mortgage Corporation (“C&F Mortgage”), C&F Title Agency, Inc., Moore Loans, Inc. (“Moore Loans”), C&F Investment Services, Inc., C&F Insurance Services, Inc. and Hometown Settlement Services LLC, all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. Moore Loans, acquired on September 1, 2002, is a leading regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia and portions of eastern Tennessee. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Hometown Settlement Services LLC, organized in October 2003, offers residential mortgage loan settlement services. Business segment data is presented in Note 17.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and goodwill impairment.

Significant Group Concentrations of Credit Risk: Substantially all of the Corporation’s lending activities are with customers located in Virginia, Maryland and portions of eastern Tennessee. Note 4 discusses the Corporation’s lending activities. The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. Note 3 discusses the Corporation’s investment activities. The Corporation does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, all of which mature within 90 days.

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

Loans: The Corporation makes mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances adjusted for charges-offs, unearned discount, any deferred fees or costs on originated loans, and the allowance for loan losses. Interest on loans is credited to operations based on the principal amount outstanding. Unearned discounts on certain installment loans are recognized as income over the terms of the loans by a method that approximates the effective interest method. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method. The Corporation is amortizing these amounts over the contractual life of the related loans.

Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, interest is recognized on the cash basis.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. The Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

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

Corporate Premises and Equipment: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is reflected in income.

Goodwill: The Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142.

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

Stock Compensation Plans: At December 31, 2003, the Corporation has three stock-based compensation plans, which are described more fully in Note 13. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$12,918,712	$9,764,688	$7,988,717
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(372,355)	(251,231)	(242,938)

Pro forma net income	$12,546,357	$9,513,457	$7,745,779

Earnings per share:
Basic – as reported	$3.58	$2.73	$2.25
Basic – pro forma	$3.47	$2.66	$2.18
Diluted – as reported	$3.42	$2.67	$2.23
Diluted – pro forma	$3.32	$2.60	$2.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Dividend yield	2.0%	2.8%	3.5%
Expected life	8 years	8 years	8 years
Expected volatility	26.6%	35.0%	35.0%
Risk-free interest rate	4.2%	4.2%	5.3%

Earnings Per Common Share: Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. Earnings per share calculations are presented in Note 9.

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

Shareholders’ Equity: During 2003 the Corporation repurchased 80,000 shares of its common stock in privately negotiated transactions at prices between $28.00 and $28.50 per share. During 2001 the Corporation repurchased 59,981 shares of its common stock in the open market at prices between $14.88 and $18.00 per share. No shares were repurchased in 2002.

In January 2004, the Corporation’s board of directors authorized the repurchase of up to 5% of the Corporation’s common stock over the next twelve months. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determines prudent. The amount and timing of the stock repurchases will be based on various factors, such as management’s assessment of the Corporation’s capital structure and liquidity, the market price of the Corporation’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors.

Reclassifications: Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NOTE 2: Acquisition

On September 1, 2002, the Corporation acquired Moore Loans. Moore Loans is a leading regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia and portions of eastern Tennessee. Under the terms of the acquisition, the outstanding shares of Moore Loans’ common stock were purchased for $11,000,000 in cash, $3,000,000 in subordinated notes of the Bank, 100,000 shares of the Corporation’s common stock and up to an additional $3,000,000 in consideration contingent on Moore Loans attaining certain financial goals for the period beginning September 1, 2002 and ending December 31, 2005, of which $1,011,000 was earned in 2003 and $337,000 was earned in 2002. Also, the Corporation has guaranteed a stock price of $30 per share for shares still held by the sellers on the three-year anniversary date of the transaction. As of December 31, 2003, the Corporation’s stock price was $39.70, and the previous owners of Moore Loans still held 27,200 shares of the Corporation’s common stock. The transaction was accounted for using the purchase method of accounting. The purchase price of $16.3 million was allocated to the assets acquired and liabilities assumed as follows (dollars in thousands):

Loans	$64,729
Other assets	4,372
Goodwill	7,723
Liabilities assumed	(60,535)

Total purchase price	$16,289

The results of operations are included in the financial statements from the date of the acquisition. The entire amount of the goodwill resulting from this acquisition is expected to be deductible for tax purposes.

The following table presents pro forma combined results of operations of C&F Financial Corporation and Moore Loans for the year ended December 31, 2002 as if the business combination had been completed as of the beginning 2002 (in thousands, except per share data):

Net interest income	$27,103
Net income	11,434
Earnings per share – assuming dilution	3.06

NOTE 3: Securities

Debt and equity securities are summarized as follows:

	December 31, 2003
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$47,104,631	$1,301	$(17,657)	$47,088,275
Mortgage-backed securities	1,724,706	39,650	(1,520)	1,762,836
Obligations of states and political subdivisions	45,583,608	3,177,638	(7,802)	48,753,444
Preferred stock	5,137,260	387,207	(79,350)	5,445,117

	$99,550,205	$3,605,796	$(106,329)	$103,049,672

	December 31, 2002
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$4,295,633	$93,736	$(2,288)	$4,387,081
Obligations of states and political subdivisions	47,705,659	2,918,501	(19)	50,624,141
Preferred stock	5,724,291	231,170	(337,650)	5,617,811

	$57,725,583	$3,243,407	$(339,957)	$60,629,033

The amortized cost and estimated fair value of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2003
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,607,055	$40,612,171
Due after one year through five years	13,320,161	13,609,876
Due after five years through ten years	19,825,751	21,205,015
Due after ten years	20,659,978	22,177,492
Preferred stock	5,137,260	5,445,118

	$99,550,205	$103,049,672

Securities in an unrealized loss position at December 31, 2003, by duration of the period of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations[1]	$43,042,337	$17,657	$—	$—	$43,042,337	$17,657
Mortgage-backed securities	341,346	1,520	—	—	341,346	1,520
Obligations of states and political subdivisions	762,561	7,802	—	—	762,561	7,802

Subtotal-debt securities	44,146,244	26,979	—	—	44,146,244	26,979

Preferred stock	488,000	6,244	990,972	73,106	1,478,972	79,350

Total temporarily impaired securities	$44,634,244	$33,223	$990,972	$73,106	$45,625,216	$106,329

[1]	Included in this category at December 31, 2003 are securities with an aggregate fair value of $39,972,337 and an aggregate unrealized loss of $14,791 that will mature in January 2004. No loss will be incurred.

Proceeds from the maturities and calls of securities available for sale in 2003 were $13,020,428, resulting in gross realized gains of $411,902. The amortized cost and estimated fair value of securities pledged to secure public deposits amounted to $13,492,000 and $14,513,000, respectively, at December 31, 2003.

Proceeds from the maturities and calls of securities available for sale in 2002 were $6,817,897, resulting in gross realized gains of $42,895. Proceeds from the maturities and calls of securities available for sale in 2001 were $17,297,400, resulting in gross realized gains of $6,000.

NOTE	4: Loans

Major classifications of loans are summarized as follows:

	December 31,
	2003	2002
Real estate—mortgage	$78,634,634	$76,471,821
Real estate—construction	9,590,506	8,575,095
Commercial, financial, and agricultural	167,206,587	158,349,956
Equity lines	13,044,250	12,181,479
Consumer	91,107,814	80,569,986

	359,583,791	336,148,337
Less unearned loan fees	(756,179)	(792,087)

	358,827,612	335,356,250
Less allowance for loan losses	(8,657,528)	(6,722,165)

	$350,170,084	$328,634,085

Loans on non-accrual status were $3,142,000 and $2,344,000 at December 31, 2003 and 2002, respectively. If interest income had been recognized on non-accrual loans at their stated rates during fiscal years 2003, 2002 and 2001, interest income would have increased by approximately $154,000, $157,000 and $91,000, respectively. The balance of impaired loans at December 31, 2003 and 2002 was $4,945,000 and $1,656,000, respectively. Impaired loans at December 31, 2003 consisted of $1,993,000 of nonaccrual loans and $2,952,000 attributable to one commercial real estate relationship that was not more than 90 days delinquent at year end. A specific valuation allowance of $465,000 was provided for this relationship at December 31, 2003. Impaired loans at December 31, 2002 consisted of $1,656,000 of nonaccrual loans. There was no specific valuation allowance associated with impaired loans at December 31, 2002. The average balances of impaired loans for 2003 and 2002 were $1,848,000 and $1,351,000, respectively.

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2003	2002	2001
Balance at the beginning of year	$6,722,165	$3,683,658	$3,608,966
Provision charged to operations	3,166,929	1,141,459	400,000
Loans charged off	(1,944,772)	(1,059,782)	(349,784)
Recoveries of loans previously charged off	713,206	263,660	24,476
Acquisition of Moore Loans	—	2,693,170	—

Balance at the end of year	$8,657,528	$6,722,165	$3,683,658

NOTE 6: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
	2003	2002
Land	$4,142,577	$3,523,577
Buildings	11,713,818	10,491,924
Equipment, furniture and fixtures	12,805,067	11,527,929

	28,661,462	25,543,430
Less accumulated depreciation	(13,294,542)	(11,483,593)

	$15,366,920	$14,059,837

NOTE 7: Time Deposits

Time deposits are summarized as follows:

	December 31,
	2003	2002
Certificates of deposit, $100M or more	$54,520,146	$39,721,984
Other time deposits	131,700,109	129,407,189

	$186,220,255	$169,129,173

Remaining maturities on time deposits at December 31, 2003 are as follows:

2004	$140,677,630
2005	25,017,052
2006	7,866,621
2007	4,704,396
2008 and thereafter	7,954,556

$186,220,255

NOTE 8: Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Balances outstanding under repurchase agreements were $8.1 million on December 31, 2003 and $7.9 million on December 31, 2002. Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate mortgage loans secured by one-to-four family residential properties and by a blanket floating lien on all qualifying real estate mortgage loans secured by commercial properties. There were no short-term advances from the FHLB outstanding on December 31, 2003 and $29.0 million was outstanding on December 31, 2002.

The table below presents selected information on short-term borrowings:

	December 31,
	2003	2002
Balance outstanding at year end	$8,132,598	$36,934,633
Maximum balance at any month-end during the year	$32,964,920	$36,934,633
Average balance for the year	$11,785,943	$13,582,796
Weighted average rate for the year	1.61%	2.93%
Weighted average rate on borrowings at year end	0.67%	1.65%
Estimated fair value	$8,132,598	$36,934,633

Long-term borrowings at December 31, 2003 consist of: advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate mortgage loans secured by one-to-four family residential properties and by a blanket floating lien on all qualifying real estate mortgage loans secured by commercial properties; and advances under a non-recourse revolving bank line of credit secured by loans at Moore Loans.

Advances from the FHLB at December 31, 2003 consist of $5 million at 2.8% which matures in four years with a two year call provision, $10 million at 3.24% which matures in nine years with a four year call provision and $5 million at 3.25% which matures in nine years with a four year call provision. The interest rate on the revolving bank line of credit floats at LIBOR plus 250 basis points, and the outstanding balance as of December 31, 2003 was $39.6 million, which matures in two years.

The contractual maturities of long-term borrowings, excluding call provisions, at December 31, 2003 are as follows:

	Fixed Rate	Floating Rate	Total
2004	$—	$—	$—
2005	—	39,600,999	39,600,999
2006	—	—	—
2007	5,000,000	—	5,000,000
Thereafter	15,000,000	—	15,000,000

Total long-term borrowings	$20,000,000	$39,600,999	$59,600,999

The Corporation’s unused lines of credit for future borrowings total approximately $107.2 million at December 31, 2003, which consists of $77.8 million for advances from the FHLB, $15.4 million on the revolving bank line of credit and $14.0 million under a federal funds agreement with a third party financial institution.

NOTE 9: Earnings Per Share

The Corporation calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128-Earnings Per Share. The components of the Company’s EPS calculations are as follows:

	December 31,
	2003	2002	2001
Net income available to common shareholders	$12,918,712	$9,764,688	$7,988,717

Weighted average number of common shares used in earnings per common share—basic	3,610,531	3,571,057	3,547,873
Effect of dilutive securities:
Stock options	171,312	81,611	39,434

Weighted average number of common shares used in earnings per common share—assuming dilution	3,781,843	3,652,668	3,587,307

Options on approximately 4,000, 2,000 and 89,000 shares were not included in computing earnings per common share—assuming dilution for the years ended December 31, 2003, 2002 and 2001, respectively, because they were antidilutive.

NOTE 10: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
	2003	2002	2001
Current taxes	$6,877,474	$4,485,327	$3,354,826
Deferred taxes	(549,798)	(348,500)	(37,024)

	$6,327,676	$4,136,827	$3,317,802

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
	2003	Percent of Pre-tax Income	2002	Percent of Pre-tax Income	2001	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$6,736,236	35.0%	$4,726,515	34.0%	$3,844,216	34.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(790,039)	(4.1)	(831,105)	(6.0)	(850,319)	(7.5)
Reduction of interest expense incurred to carry tax- exempt assets	47,222.3		68,113.5		105,654.9
State income taxes, net of federal tax benefit	542,468	2.8	315,118	2.3	203,782	1.8
Tax effect of dividends-received deduction on preferred stock	(89,420)	(.5)	(87,865)	(.6)	(82,712)	(.7)
Other	(118,791)	(.6)	(53,949)	(.4)	97,181.8

	$6,327,676	32.9%	$4,136,827	29.8%	$3,317,802	29.3%

Other assets include deferred income taxes of $1,299,282 and $987,125 at December 31, 2003 and 2002, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
	2003	2002
Deferred tax asset
Allowance for loan losses	$2,048,014	$1,304,870
Deferred compensation	836,896	526,462
Interest on non-accrual loans	127,351	84,401
Intangible asset	—	48,962
Depreciation	—	7,452
Other	134,982	51,685

Deferred tax asset	3,147,243	2,023,832

Deferred tax liability
Depreciation	(92,486)	—
Accrued pension	(381,517)	(49,535)
Goodwill and other intangible assets	(119,457)	—
Other	(29,688)	—
Net unrealized gain on securities available for sale	(1,224,813)	(987,172)

Deferred tax liability	(1,847,961)	(1,036,707)

Net deferred tax asset	$1,299,282	$987,125

NOTE 11: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the “Profit-Sharing Plan”) sponsored by the Virginia Bankers Association. The Profit-Sharing Plan was amended effective January 1, 1997, to include a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 15% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings. All full-time employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the Virginia Bankers Association. Contributions and earnings are tax-deferred. An employee is 20% vested after two years of service, 40% after three years, 60% after four years, 80% after five years, and fully vested after six years in the Bank’s contributions. The amounts charged to expense under this plan were $320,147, $382,190 and $385,805, in 2003, 2002 and 2001, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a maximum voluntary salary deferral of up to 15% of compensation, subject to statutory limitations. All full-time employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s yearly contributions. An employee is vested 25% after two years of service, 50% after three years of service, 75% after four years of service, and fully vested after five years in the employer’s contributions. The amounts charged to expense under this plan were $580,676, $411,909 and $279,500 for 2003, 2002 and 2001, respectively.

Moore Loans has a profit sharing plan for the benefit of all eligible employees. Eligible employees include all full time employees that have at least six months of service on the enrollment dates of July 1 or January 1. Contributions are discretionary. The allocation of the contribution is based upon a percentage of eligible employee salaries. The amount charged to expense under this plan was $84,000 and $12,000 in 2003 and 2002, respectively.

Individual performance bonuses are awarded annually to selected members of management under a management incentive bonus policy adopted by the Bank effective January 1, 1987. The Corporation’s Compensation Committee recommends to the Corporation’s board of directors the bonuses to be paid to the Chief Executive Officer and the Chief Financial Officer of the Corporation, and to the Bank’s board of directors bonuses to be paid to all other Bank officers. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank board considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under this plan were $307,300, $286,500 and $242,500, in 2003, 2002 and 2001, respectively.

The Corporation has a non-qualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for arbitrary limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing/401(k) Plans and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $36,092, $34,902 and $32,350 in 2003, 2002 and 2001, respectively.

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

	Year Ended December 31,
	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning	$3,081,853	$2,352,742
Service cost	316,755	238,559
Interest cost	215,207	176,325
Plan amendments	—	81,667
Actuarial (gain) / loss	479,080	329,583
Benefits paid	(154,245)	(97,023)

Benefit obligation, ending	$3,938,650	$3,081,853

Change in Plan Assets
Fair value of plan assets, beginning	$2,327,859	$2,221,246
Actual return on plan assets	377,536	(161,714)
Employer contributions	1,279,806	365,350
Benefits paid	(154,245)	(97,023)

Fair value of plan assets, ending	$3,830,956	$2,327,859

Funded status	$(107,694)	$(753,994)
Unrecognized net actuarial (gain) / loss	1,105,055	835,696
Unrecognized net obligation at transition	(43,308)	(48,721)
Unrecognized prior service cost	105,721	112,714

Prepaid benefit cost	$1,059,774	$145,695

	Year Ended December 31,
	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$316,755	$238,559	$227,178
Interest cost	215,207	176,325	151,185
Expected return on plan assets	(192,935)	(183,408)	(193,322)
Amortization of prior service cost	6,993	3,104	3,104
Amortization of net obligation at transition	(5,413)	(5,413)	(5,413)
Recognized net actuarial gain	25,120	—	(5,060)

Net periodic benefit cost	$365,727	$229,167	$177,672

Weighted-Average Assumptions as of December 31
Discount rate	6.5%	7.0%	7.5%
Expected return on plan assets	8.5	9.0	9.0
Rate of compensation increase	4.0	4.0	4.0

The accumulated benefit obligation was $2,451,401 and $1,934,345 as of December 31, 2003 and 2002, respectively. The contribution paid to the plan in 2003 was $1,279,806.

The Bank selects the expected long-term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary, and with concurrence from its independent auditors. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly within periodic costs).

The Corporation’s defined benefit plan’s weighted average asset allocations at December 31 by asset category are as follows:

	2003	2002
Mutual funds-fixed income	40%	40%
Mutual funds-equity	60	60

	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equities. The investment advisor selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

NOTE 12: Related Party Transactions

Loans outstanding to directors and officers totaled $1,177,000 and $879,000 at December 31, 2003 and 2002, respectively. New advances to directors and officers totaled $789,000 and repayments totaled $491,000 in the year ended December 31, 2003.

NOTE 13: Stock Options

Under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the “Plan”), options to purchase common stock are granted to certain key employees of the Corporation. Options are issued to employees at a price equal to the fair market value of common stock at the date granted. For options granted prior to December 21, 1999, one-third of the options granted are exercisable commencing one year after the grant date with an additional one-third becoming exercisable after each of the following two years. Options granted on or after December 21, 1999, become exercisable five years after the grant date. The maximum aggregate number of shares that may be issued pursuant to awards made under the Plan shall not exceed 500,000. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the “Director Plan”). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options to purchase common stock may be granted to non-employee directors of the Bank. Options are issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. The options granted are exercisable twelve months after grant. All options expire ten years from the grant date.

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

Transactions under the various plans for the periods indicated were as follows:

	2003		2002		2001
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	366,895	$17.78	311,311	$15.97	262,429	$14.93
Granted	92,750	41.84	82,450	22.70	71,650	18.55
Exercised	(42,712)	14.83	(22,066)	10.89	(15,068)	9.71
Canceled	(10,565)	16.38	(4,800)	16.13	(7,700)	17.12

Outstanding at end of year	406,368	$23.62	366,895	$17.78	311,311	$15.97

* Weighted average

Options exercisable at year-end	106,318		134,395		139,051
Weighted-average fair value of options granted during the year	$12.72		$7.57		$5.95

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Remaining Contractual Life	Exercise Price*	Number Exercisable at December 31, 2003	Exercise Price*
$9.13 to $12.50	30,668	2.97	$10.95	30,668	$10.95
$15.75 to $23.49	282,950	7.44	19.02	75,650	18.89
$40.50 to $46.20	92,750	9.93	41.84	—	—

$9.13 to $46.20	406,368	7.67	$23.62	106,318	$16.60

*	Weighted average

NOTE 14: Regulatory Requirements and Restrictions

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined) less goodwill. For both the Corporation and the Bank, Tier I capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale and goodwill, and total capital consists of Tier I capital and a portion of the allowance for loan losses. Risk-weighted assets for the Corporation and the Bank were $434.4 million and $428.5 million, respectively, at December 31, 2003 and $444.3 million and $435.9 million, respectively, at December 31, 2002. Management believes, as of December 31, 2003, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Corporation	$59,320	13.7%	$34,753	8.0%	N/A	N/A
Bank	52,602	12.3	34,279	8.0	42,848	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	53,850	12.4	17,377	4.0	N/A	N/A
Bank	47,206	11.0	17,151	4.0	25,709	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	53,850	9.6	22,505	4.0	N/A	N/A
Bank	47,206	8.5	22,202	4.0	27,753	5.0

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Corporation	$55,322	12.5%	$35,548	8.0%	N/A	N/A
Bank	51,441	11.8	34,870	8.0	$43,588	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	46,002	10.4	17,774	4.0	N/A	N/A
Bank	42,228	9.7	17,435	4.0	26,153	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	46,002	8.8	20,805	4.0	N/A	N/A
Bank	42,228	8.3	20,450	4.0	25,562	5.0

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $64,559,000 and $46,327,000 at December 31, 2003 and 2002, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $6,766,000 and $3,084,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $45.0 million and loans held for sale of $29.7 million. C&F Mortgage has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans of approximately $74.7 million. These commitments to sell loans are designed to eliminate C&F Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loan. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance, or are insured or guaranteed by an agency of the U.S. Government. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

C&F Mortgage and Moore Loans are committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $496,000, $401,000 and $580,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments due under these leases as of December 31, 2003 are as follows:

2004	$462,054
2005	178,766
2006	120,744
2007	87,291
2008	—
Thereafter	—

$848,855

As of December 31, 2003, the Corporation had $40,037,000 in deposits in financial institutions in excess of amounts insured by the FDIC.

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

Letters of credit. The estimated fair value of letters of credit is based on estimated fees the Corporation would pay to have another entity assume its obligation under the outstanding arrangements. These fees are not considered material..

Unused portions of lines of credit. The estimated fair value of unused portions of lines of credit is based on estimated fees the Corporation would pay to have another entity assume its obligation under the outstanding arrangements. These fees are not considered material.

	December 31,
	2003		2002
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$49,751	$49,751	$18,331	$18,331
Securities	103,050	103,050	60,629	60,629
Net loans	350,170	358,661	328,634	336,416
Loans held for sale, net	29,733	30,353	107,227	109,029
Accrued interest receivable	2,590	2,590	2,270	2,270
Financial liabilities:
Demand deposits	241,414	238,870	214,404	213,047
Time deposits	186,220	188,286	169,129	171,634
Borrowings	67,734	67,194	94,479	92,624
Accrued interest payable	583	583	714	714
Off-balance-sheet items:
Letters of credit	6,766	—	3,084	—
Unused portions of lines of credit	44,814	—	46,327	—

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

NOTE 17: Business Segments

The Corporation operates in a decentralized fashion in three principal business segments; Retail Banking, Mortgage Banking and Consumer Finance. Revenues from Retail Banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from Consumer Finance consist primarily of interest earned on automobile loans. The Corporation’s subsidiaries also include an investment company, an insurance company, a title company and a settlement company that derive revenues from brokerage, insurance, title insurance and residential mortgage loan settlement services, respectively. The results of these subsidiaries are not significant to the Corporation as a whole and have been included in “Other.” The following table presents segment information for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31, 2003
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,727	$3,763	$12,434	$—	$(2,252)	$38,672
Gain on sale of loans	—	20,584	—	—	—	20,584
Other	3,551	3,841	41	1.301	—	8,734

Total operating income	28,278	28,188	12,475	1,301	(2,252)	67,990

Expenses:
Interest expense	7,419	1,033	2,628	—	(2,252)	8,828
Salaries and employee benefits	8,589	13,361	1,860	600	—	24,410
Other	6,404	4,369	4,499	234	—	15,506

Total operating expenses	22,412	18,763	8,987	834	(2,252)	48,744

Income before income taxes	$5,866	$9,425	$3,488	$467	$—	$19,246

Total assets	$485,397	$36,990	$89,963	$810	$(39,614)	$573,546
Goodwill	$—	$—	$9,071	$—	$—	$9,071

Capital expenditures	$2,600	$245	$16	$—	$—	$2,861

	Year Ended December 31, 2002
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,858	$3,376	$3,756	$—	$(1,370)	$30,620
Gain on sale of loans	—	13,929	—	—	—	13,929
Other	3,098	3,272	21	1,133	—	7,524

Total operating income	27,956	20,577	3,777	1,133	(1,370)	52,073

Expenses:
Interest expense	8,622	1,003	929	—	(1370)	9,184
Salaries and employee benefits	7,157	9,934	505	440	—	18,036
Other	6,191	3,427	1,130	203	—	10,951

Total operating expenses	21,970	14,364	2,564	643	(1,370)	$38,171

Income before income taxes	$5,986	$6,213	$1,213	$490	$—	$13,902

Total assets	$496,265	$112,770	$76,307	$32	$(133,452)	$551,922
Goodwill	$—	$—	$7,860	$—	$—	$7,860

Capital expenditures	$645	$256	$16	$8	$—	$925

	Year Ended December 31, 2001
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$26,848	$2,931	$—	$—	$(1,545)	$28,234
Gain on sale of loans	—	10,390	—	—	—	10,390
Other	3,340	2,690	—	1,001	—	7,031

Total operating income	30,188	16,011	—	1,001	(1,545)	45,655

Expenses:
Interest expense	11,984	1,545	—	—	(1,545)	11,984
Salaries and employee benefits	6,372	6,681	—	390	—	13,443
Other	5,465	3,296	—	160	—	8,921

Total operating expenses	23,821	11,522	—	550	(1,545)	34,348

Income before income taxes	$6,367	$4,489	$—	$451	$—	$11,307

Total assets	$389,426	$74,701	$—	$52	$(60,103)	$404,076
Goodwill	$—	$—	$—	$—	$—	$—

Capital expenditures	$6,121	$304	$—	$—	$—	$6,426

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

NOTE 18: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,
Balance Sheets	2003	2002
Assets
Cash	$1,162,941	$848,884
Securities available for sale	5,445,117	5,617,811
Other assets	500,187	2,574,108
Investments in subsidiary	58,539,116	52,403,842

Total assets	$65,647,361	$61,444,645

Liabilities and shareholders’ equity
Borrowings	$—	$5,000,000
Other liabilities	263,397	211,228
Shareholders’ equity	65,383,964	56,233,417

Total liabilities and shareholders’ equity	$65,647,361	$61,444,645

	Year Ended December 31,
Statements of Income	2003	2002	2001
Interest income on securities	$364,982	$369,181	$347,529
Interest income on loans	99,289	163,506	162,796
Interest expense on borrowings	(262,028)	(98,100)	—
Dividends received from bank subsidiary	6,507,458	2,226,488	3,408,649
Equity in undistributed net income of subsidiary	6,047,282	7,265,302	4,219,625
Other income	322,310	15,917	5,124
Other expenses	(160,581)	(177,606)	(155,006)

Net income	$12,918,712	$9,764,688	$7,988,717

	Year Ended December 31,
Statements of Cash Flows	2003	2002	2001
Operating activities:
Net income	$12,918,712	$9,764,688	$7,988,717
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(6,047,282)	(7,265,302)	(4,219,625)
Net gain on securities	(319,222)	(7,481)	—
Provision for losses on preferred stock	(40,000)	40,000	—
(Increase) decrease in other assets	2,034,635	(2,318)	(486,288)
Increase (decrease) in other liabilities	(52,499)	16,421	49,088

Net cash provided by operating activities	8,494,344	2,546,008	3,331,892

Investing activities:
Increase in investment in subsidiary	—	(5,000,000)	—
Proceeds from maturities and calls of securities	1,503,897	523,945	50,000
Purchase of securities	(557,644)	(381,430)	(444,455)

Net cash provided by (used in) investing activities	946,253	(4,857,485)	(394,455)

Financing activities:
Proceeds from borrowing	(5,000,000)	5,000,000	—
Repurchase of common stock	(2,262,400)	—	(1,014,320)
Dividends paid	(2,592,469)	(2,226,488)	(2,056,093)
Proceeds from the issuance of stock	728,329	294,638	163,114

Net cash (used in) provided by financing activities	(9,126,540)	3,068,150	(2,907,299)

Net increase in cash and cash equivalents	314,057	756,673	30,138
Cash at beginning of year	848,884	92,211	62,073

Cash at end of year	$1,162,941	$848,884	$92,211

NOTE 19: Quarterly Condensed Statements of Income—Unaudited

	2003 Quarter Ended
Dollars in thousands (except per share)	March 31	June 30	September 30	December 31
Total interest income	$9,538	$9,916	$9,715	9,502
Net interest income after provision for loan losses	6,685	6,804	6,555	6,632
Other income	6,844	8,095	7,988	6,391
Other expenses	8,681	9,565	9,477	9,025
Income before income taxes	4,848	5,334	5,066	3,998
Net income	3,264	3,544	3,364	2,747
Earnings per common share—assuming dilution	.87	.94	.89	.72
Dividends per common share	.16	.18	.18	.20

	2002 Quarter Ended
Dollars in thousands (except per share)	March 31	June 30	September 30	December 31
Total interest income	$6,552	$6,405	$7,642	$10,021
Net interest income after provision for loan losses	4,149	4,221	5,107	6,817
Other income	4,081	4,981	5,712	6,679
Other expenses	5,720	6,069	6,887	9,170
Income before income taxes	2,510	3,133	3,932	4,326
Net income	1,810	2,307	2,690	2,958
Earnings per common share—assuming dilution	.50	.64	.74	.79
Dividends per common share	.15	.15	.16	.16

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Shareholders

C&F Financial Corporation

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

January 16, 2004 Winchester, Virginia

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the Directors of the Corporation is contained on pages 3 through 4 of the 2004 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 17 of the 2004 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning Executive Officers of the Corporation is included in Part I of this Form 10-K under the caption, “Executive Officers of the Registrant.” The Corporation has adopted a Code of Business Conduct and Ethics that applies to its directors, executives and employees. The Corporation has attached a copy of this Code hereto as Exhibit 14.

The Board of Directors of the Corporation has a standing Audit Committee, which is comprised of five directors, three of whom satisfy all of the following criteria: (i) meet the independence requirements of the National Association of Securities Dealers’ (“NASD”) listing standards, (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Corporation or any of its subsidiaries, (iii) are not an affiliated person of the Corporation or any of its subsidiaries, and (iv) are competent to read and understand financial statements. The members of the Audit Committee are Messrs. J. P. Causey Jr., Barry R. Chernack, Joshua H. Lawson, William E. O’Connell, Jr. and Paul C. Robinson. Messrs. Lawson and Robinson do not satisfy the independence requirements of the SOX Act for Audit Committee members because they receive compensatory fees, other than fees for services as a director or committee member, from the Corporation. As a result, these directors will not serve on the Audit Committee after the 2004 Annual Meeting. The Board of Directors has determined that the chairman of the Audit Committee, Mr. Barry R. Chernack, qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the SOX Act. Mr. Chernack is independent of management based on the independence requirements set forth in the NASD’s definition of “independent director.”

The Corporation provides an informal process for security holders to send communications to its board of directors. Security holders who wish to contact the board of directors or any of its members may do so by addressing their written correspondence to C&F Financial Corporation, Board of Directors, c/o Corporate Secretary, P.O. Box 391, West Point, Virginia 23181. Correspondence directed to an individual board member will be referred, unopened, to that member. Correspondence not directed to a particular board member will be referred, unopened, to the Chairman of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The information contained on pages 7 through 8 of the 2004 Proxy Statement under the caption, “Executive Compensation,” is incorporated herein by reference. The information regarding Director compensation contained on page 6 of the 2004 Proxy Statement under the caption, “Directors Compensation,” is incorporated herein by reference. The information on page 16 of the 2004 Proxy Statement under the caption, “Performance Graph,” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 2 through 3 of the 2004 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	398,368	$23.68	153,795	(3)

Equity compensation plan not approved by shareholders (2)	8,000	$20.31	17,000	(4)

Total	406,368	$23.62	170,795

(1)	This plan category consists of (i) the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (“Incentive Plan”) and (ii) the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (“Director Plan”).
(2)	This plan category consists solely of the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (“Regional Director Plan”). The Board of Directors of the Corporation adopted the Regional Director Plan on October 19, 1999. This plan will expire on October 18, 2009, unless sooner terminated by the Corporation’s Board of Directors. The Regional Director Plan makes available up to 25,000 shares of common stock for awards to eligible members of the regional board of Citizens and Commerce Bank, a division of the Bank, or any other regional board of the Corporation, the Bank, any other division of the Bank or any other affiliate of the Corporation approved for participation in the Regional Director Plan, in the form of stock options. The purpose of the Regional Director Plan is to promote a greater identity of interest between regional directors and the Corporation’s shareholders by increasing the ownership of the regional directors in the Corporation’s equity securities through the receipt of awards in the form of options. All regional directors who are not employees or directors of the Corporation, the Bank or any other affiliate of the Corporation are eligible for awards under the Regional Director Plan. This plan is administered by the Corporation’s Compensation Committee, which acts as a Stock Option Committee.
(3)	Includes 77,045 shares available to be granted in the form of options under the Incentive Plan and 76,750 shares available to be granted in the form of options under the Director Plan.
(4)	Includes 17,000 shares to be granted in the form of options under the Regional Director Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 6 of the 2004 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained on page 15 of the 2004 Proxy Statement under the captions, “Principal Accounting Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

15 (a)	Exhibits:

2.1	Stock Purchase Agreement by and between Citizens and Farmers Bank, C&F Financial Corporation, Moore Loans, Inc., Abby W. Moore, Joanne Moore and John D. Moore dated as of August 30, 2002 (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 3, 2002)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed March 29, 1996)

3.2	Bylaws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

10.1	Change in Control Agreement dated December 16, 1997 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit No. 10 to Form 10-K filed March 23, 1998)

10.1.1	Amendment to Change in Control Agreement dated July 23, 2003 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10.1.1 to Form 10-Q filed November 13, 2003)

10.3	Change in Control Agreement dated April 16, 2002 between C&F Financial Corporation and Thomas F. Cherry incorporated by reference to Exhibit 10.3 to Form 10-K filed March 14, 2003)

10.3.1	Amendment to Change in Control Agreement dated July 23, 2003 between C&F Financial Corporation and Thomas F. Cherry (incorporated by reference to Exhibit 10.3.1 to Form 10-Q filed November 13, 2003)

10.4	C&F Executive’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 15, 2002)

10.5	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed May 1, 2000)

10.6	C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed September 18, 1998)

10.7	C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed October 22, 1999)

10.8	Written Description of Management Incentive Bonus Policy (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 14, 2003)

13:	C&F Financial Corporation 2003 Annual Report to Shareholders

14:	C&F Financial Corporation Code of Business Conduct and Ethics

21:	Subsidiaries of the Registrant

Citizens and Farmers Bank, incorporated in the Commonwealth of Virginia (100% owned)

23:	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

15 (b)	Reports on Form 8-K:

On October 28, 2003, the Corporation filed a report on Form 8-K to announce the Corporation’s financial results for the third quarter ended September 30, 2003.

On November 18, 2003, the Corporation filed a report on Form 8-K to announce its declaration of a cash dividend payable January 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

C&F FINANCIAL CORPORATION (Registrant)

Date: March 12, 2004	By:	/s/ Larry G. Dillon
Larry G. Dillon Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Larry G. Dillon Larry G. Dillon, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date: March 12, 2004

/s/ Thomas F. Cherry Thomas F. Cherry, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 12, 2004

/s/ J. P. Causey Jr. J. P. Causey Jr., Director	Date: March 12, 2004

/s/ Barry R. Chernack Barry R. Chernack, Director	Date: March 12, 2004

/s/ James H. Hudson III James H. Hudson III, Director	Date: March 12, 2004

/s/ Joshua H. Lawson Joshua H. Lawson, Director	Date: March 12, 2004

/s/ William E. O’Connell Jr. William E. O’Connell Jr., Director	Date: March 12, 2004

/s/ Paul C. Robinson Paul C. Robinson, Director	Date: March 12, 2004