Form 10-Q
period 2004-03-31
C & F FINANCIAL CORP
filed 2004-05-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes     ☐  No

At May 3, 2004, the latest practicable date for determination, 3,582,671 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and due from banks	$13,359	$15,457
Interest-bearing deposits in other banks	52,756	34,294

Total cash and cash equivalents	66,115	49,751
Securities-available for sale at fair value, amortized cost of $68,848 and $99,550, respectively	73,475	103,050
Loans held for sale, net	47,587	29,733
Loans, net	351,751	350,170
Federal Home Loan Bank stock	1,392	2,072
Corporate premises and equipment, net of accumulated depreciation	15,352	15,367
Accrued interest receivable	2,664	2,590
Goodwill	9,071	9,071
Other assets	10,981	11,742

Total assets	$578,388	$573,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing demand deposits	$66,153	$64,683
Savings and interest-bearing demand deposits	177,039	176,732
Time deposits	184,352	186,220

Total deposits	427,544	427,635
Borrowings	70,983	67,733
Accrued interest payable	569	583
Other liabilities	12,785	12,211

Total liabilities	511,881	508,162

Commitments and contingent liabilities

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,585,871 and 3,612,571 shares issued and outstanding, respectively)	3,586	3,612
Additional paid-in capital	15	1,010
Retained earnings	59,937	58,487
Accumulated other comprehensive income, net	2,969	2,275

Total shareholders’ equity	66,507	65,384

Total liabilities and shareholders’ equity	$578,388	$573,546

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2004	2003
Interest income
Interest and fees on loans	$8,666	$8,762
Interest on other market investments	133	36
Interest on securities
U.S. government agencies and corporations	77	3
Tax-exempt obligations of states and political subdivisions	588	592
Corporate bonds and other	121	145

Total interest income	9,585	9,538

Interest expense
Savings and interest-bearing deposits	273	418
Certificates of deposit, $100,000 or more	271	270
Other time deposits	732	933
Short-term borrowings and other	544	694

Total interest expense	1,820	2,315

Net interest income	7,765	7,223

Provision for loan losses	895	538

Net interest income after provision for loan losses	6,870	6,685

Other operating income
Gain on sale of loans	3,066	4,823
Service charges on deposit accounts	602	580
Other service charges and fees	793	1,041
Gain on calls of available for sale securities	30	40
Other income	371	360

Total other operating income	4,862	6,844

Other operating expenses
Salaries and employee benefits	5,633	5,789
Occupancy expenses	911	874
Other expenses	1,875	2,018

Total other operating expenses	8,419	8,681

Income before income taxes	3,313	4,848
Income tax expense	966	1,584

Net income	$2,347	$3,264

Per share data
Net income – basic	$.65	$.90
Net income – assuming dilution	$.62	$.87
Cash dividends paid and declared	$.22	$.16
Weighted average number of shares – basic	3,594,204	3,634,179
Weighted average number of shares – assuming dilution	3,767,485	3,763,867

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2003	$3,612	$1,010		$58,487	$2,275	$65,384

Comprehensive income
Net income			$2,347	2,347		2,347
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment			694		694	694

Comprehensive income			$3,041

Repurchase of common stock	(27)	(1,010)		(108)	—	(1,145)
Stock options exercised	1	15		—	—	16
Cash dividends	—	—		(789)	—	(789)

Balance March 31, 2004	$3,586	$15		$59,937	$2,969	$66,507

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period			$714
Less: reclassification adjustment for gains included in net income			(20)

Net unrealized gains on securities			$694

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2002	$3,650	$2,506		$48,161	$1,916	$56,233
Comprehensive income
Net income			$3,264	3,264		3,264
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment			388		388	388

Comprehensive income			$3,652

Repurchase of common stock	(80)	(2,182)		—	—	(2,262)
Stock options exercised	16	215		—	—	231
Cash dividends	—	—		(573)	—	(573)

Balance March 31, 2003	$3,586	$539		$50,852	$2,304	$57,281

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period			$414
Less: reclassification adjustment for gains included in net income			(26)

Net unrealized gains on securities			$388

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,347	$3,264
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	400	396
Amortization of intangible assets	33	42
Provision for loan losses	895	538
Accretion of discounts and amortization of premiums on investment securities, net	19	21
Net realized gain on securities	(30)	(40)
Proceeds from sale of loans	152,550	259,936
Origination of loans held for sale	(170,404)	(242,043)
Change in other assets and liabilities:
Accrued interest receivable	(74)	(324)
Other assets	295	(370)
Accrued interest payable	(14)	(18)
Other liabilities	574	142

Net cash (used in) provided by operating activities	(13,409)	21,544

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	41,811	2,694
Purchase of securities available for sale	(11,097)	(3,252)
Net increase in customer loans	(2,476)	(5,546)
Purchase of corporate premises and equipment	(397)	(263)
Sale of corporate premises and equipment	12	—
Redemption of Federal Home Loan Bank stock	680	688

Net cash provided by (used in) investing activities	28,533	(5,679)

Cash flows from financing activities:
Net increase in demand, interest bearing demand and savings deposits	1,777	2,520
Net (decrease) increase in time deposits	(1,868)	3,058
Net increase (decrease) in other borrowings	3,250	(20,214)
Repurchase of common stock	(1,145)	(2,262)
Proceeds from exercise of stock options	16	231
Cash dividends	(789)	(573)

Net cash provided by (used in) financing activities	1,241	(17,240)

Net increase (decrease) in cash and cash equivalents	16,365	(1,375)
Cash and cash equivalents at beginning of period	49,751	18,331

Cash and cash equivalents at end of period	$66,115	$16,956

Supplemental disclosure
Interest paid	$1,834	$2,333
Income taxes paid	$94	$64

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of C&F Financial Corporation (the “Corporation”) and its subsidiary, Citizens and Farmers Bank (the “Bank”), with all significant intercompany transactions and accounts being eliminated in consolidation.

Stock Compensation Plans: The Corporation has three stock-based compensation plans that are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended March 31,
(in 000’s, except per share amounts)	2004	2003
Net income, as reported	$2,347	$3,264
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	141	82

Pro forma net income	$2,206	$3,182

Earnings per share:
Basic – as reported	$.65	$.90
Basic – pro forma	$.61	$.88
Diluted – as reported	$.62	$.87
Diluted – pro forma	$.59	$.85

Note 2

Net income per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first three months of 2004, the Corporation repurchased 26,200 shares of its common stock in privately-negotiated transactions and 1,500 shares in open-market transactions at prices from $38.50 to $41.50. During the first three months of 2003, the Corporation repurchased 80,000 shares of its common stock in privately-negotiated transactions at prices between $28.00 and $28.50 per share.

Note 4

Securities in an unrealized loss position at March 31, 2004, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position because management believes that the decline in value is temporary and the Corporation has the intent and demonstrated ability to hold securities to scheduled maturity or call dates.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$2,115	$8	$—	$—	$2,115	$8
Obligations of states and political subdivisions	274	2	—	—	274	2

Subtotal-debt securities	2,389	10	—	—	2,389	10

Preferred stock	—	—	253	22	253	22

Total temporarily impaired securities	$2,389	$10	$253	$22	$2,642	$32

Note 5

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
(in 000’s)	2004	2003
Service cost	$105	$79
Interest cost	64	54
Expected return on plan assets	(58)	(48)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	1
Amortization of net (gain) or loss	9	6

Net periodic benefit cost	$120	$91

In December 2003, the Bank paid a $1,279,806 contribution to the plan for its 2004 fiscal year.

Note 6

The Corporation operates in a decentralized fashion in three principal business activities: retail banking, mortgage banking and consumer finance. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Revenues from consumer finance operations consist primarily of interest earned on automobile loans. The Corporation’s subsidiaries also include an investment company, an insurance company, a title company and a settlement company that derive revenues from investment management, insurance, title insurance and residential mortgage loan settlement services, respectively. The results of these subsidiaries are not significant to the Corporation as a whole and have been included in “Other.” The following table presents segment information for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,119	$375	$3,450	$—	$(359)	$9,585
Gain on sale of loans	—	3,066	—	—	—	3,066
Other	895	632	15	254	—	1,796

Total operating income	7,014	4,073	3,465	254	(359)	14,447

Expenses:
Interest expense	1,448	60	671	—	(359)	1,820
Personnel expenses	2,437	2,557	527	112	—	5,633
Provision for loan losses	—	—	895	—	—	895
Other	1,450	848	448	40	—	2,786

Total operating expenses	5,335	3,465	2,541	152	(359)	11,134

Income before income taxes	1,679	608	924	102	—	3,313
Provision for income taxes	345	231	351	39	—	966

Net income	$1,334	$377	$573	$63	$—	$2,347

Total assets	$505,838	$53,814	$93,028	$10	$(74,302)	$578,388
Capital expenditures	$317	$79	$1	$—	$—	$397

	Three Months Ended March 31, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,338	$944	$2,851	$—	$(595)	$9,538
Gain on sale of loans	—	4,823	—	—	—	4,823
Other	816	919	6	280	—	2,021

Total operating income	7,154	6,686	2,857	280	(595)	16,382

Expenses:
Interest expense	1,995	290	625	—	(595)	2,315
Personnel expenses	2,034	3,213	411	131	—	5,789
Provision for loan losses	75	—	463	—	—	538
Other	1,382	1,014	437	59	—	2,892

Total operating expenses	5,486	4,517	1,936	190	(595)	11,534

Income before income taxes	1,668	2,169	921	90	—	4,848
Provision for income taxes	376	824	350	34	—	1,584

Net income	$1,292	$1,345	$571	$56	$—	$3,264

Total assets	$476,911	$95,802	$81,920	$27	$(116,202)	$538,458
Capital expenditures	$105	$155	$3	$—	$—	$263

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

Impairment of Securities: Impairment of investment securities results in a write-down that should be included in net income when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market, the duration of that market decline, the financial health of and specific prospects for the issuer and management’s ability and intention with regard to holding the security to maturity.

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

Goodwill: On January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of Moore Loans, Inc. in September 2002, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Corporation completed the annual test for impairment during the fourth quarter of 2003 and determined there was no impairment to be recognized in 2003. If the underlying estimates and related assumptions change in the future, the Corporation may be required to record impairment charges not previously recorded.

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

Accounting for Income Taxes: Significant judgment is required in determining the Corporation’s effective tax rate. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcomes are uncertain. Additionally, the Corporation’s tax returns are subject to audit by various tax authorities. Although management believes that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the historical income tax provision and accrual.

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements.

OVERVIEW

The Corporation’s primary financial goals are to maximize its earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. Management tracks three primary performance measures in order to assess the level of success in achieving these goals: (i) growth in earnings, (ii) return on average assets (“ROA”) and (iii) return on average equity (“ROE”). Management considers the change in each measure and how the measure relates to the performance of the Corporation’s peer group. In addition to these financial performance measures, management tracks the performance of the Corporation’s three principal business activities: retail banking, mortgage banking and consumer finance.

The Corporation reported quarterly net income of $2.3 million, or $.62 per diluted share, for the first quarter ended March 31, 2004, compared with $3.3 million, or $.87 per diluted share, for the first quarter ended March 31, 2003. The Corporation’s annualized ROA was 1.66% for the first quarter of 2004, compared with 2.48% for the same quarter of 2003, and its annualized ROE was 14.38% for the first quarter of 2004, compared with 22.81% for the same quarter of 2003.

The decrease in net income and net earnings per share for the first quarter of 2004 was primarily attributable to the decrease in the earnings of the Mortgage Banking segment, partly offset by increased earnings from the Retail Banking segment. Earnings from the Consumer Finance segment were substantially unchanged from last year’s first quarter. The decrease in 2004’s first quarter earnings follows a record first quarter in 2003, driven by growth in all segments, but particularly the Mortgage Banking segment.

Retail Banking: Net income for the Retail Banking segment increased approximately $42,000 to $1.3 million for the quarter ended March 31, 2004. The performance of the Retail Banking segment was constrained by the net interest margin compression that began in the second quarter of 2003, the initial costs associated with the expansion of the Retail Banking segment into the Peninsula and Hanover markets of Virginia, and an increase in operations and administrative personnel to support growth. The net interest margin compression for the first quarter of 2004 was attributable in part to lower funding needs of the Mortgage Banking segment than those experienced in the first quarter of last year, which resulted in excess funds in lower-yielding accounts. Management expects net interest margin compression to continue until such time as interest rates on the Bank’s variable rate loans begin to increase and the Bank is able to increase loans to third parties and reduce deposits at other banks.

Mortgage Banking: Net income for the Mortgage Banking segment decreased approximately $968,000 to $377,000 for the quarter ended March 31, 2004. This decrease resulted from a decline in the gain on sales of loans, which was offset in part by lower production-based compensation. As mortgage rates began to increase in the third quarter of 2003, the Mortgage Banking segment began experiencing a decline in the number of applications for home purchase and refinance loans, which resulted in a decrease in originations and sales of loans. The decline in refinance loans continued into the first quarter of 2004. Originations of loans for new and resale home purchases were level with the first quarter of 2003. For the first quarter of 2004, the amount of loan originations at C&F Mortgage resulting from refinancings was $56.2 million compared to $128.2 million for the first quarter of 2003. Loans originated for new and resale home purchases for these two time periods were $114.2 million and $113.8 million, respectively. Based on the volume of mortgage loan applications in March 2004, the level of the mortgage loan pipeline and the most recent interest rate trends, management expects earnings from the Mortgage Banking segment to follow a more normal seasonal pattern in 2004 resulting in peak earnings from the Mortgage Banking segment in the second and third quarters. However, future earnings for the Mortgage Banking segment will be affected by any changes in interest rates, new and resale home sales and loan refinancings.

Consumer Finance: First quarter 2004 net income for the Consumer Finance segment was $573,000, substantially level with the net earnings of the first quarter of 2003. Net earnings were favorably impacted by a 17.6% increase in average loans outstanding. However, the first quarter of 2004 included a $268,000 after-tax increase in the provision for loan losses as a result of higher charge-offs in 2004 and an increase in operating expenses to support growth and technology investments. Throughout 2003, management implemented changes to the loan underwriting guidelines to improve asset quality on new loans. The majority of the charge-offs in the first quarter of 2004 occurred on loans originated under previous guidelines. Future earnings of the Consumer Finance segment in the short-term will be affected by the continuing investments in technology to create future efficiencies and the initial start-up costs associated with the expansion of the Consumer Finance segment into the Northern Virginia and Nashville, Tennessee consumer finance markets.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data

	Three Months Ended
	March 31, 2004		March 31, 2003
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$71,106	6.29%	$59,035	7.41%
Loans	388,779	8.69	414,221	8.58
Interest bearing deposits at other banks	57,920.92		12,814	1.14

Total earning assets	$517,805	7.49%	$486,070	8.24%

Time and savings deposits	$358,480	1.42%	$330,288	1.99%
Other borrowings	68,604	3.17	74,321	3.79

Total interest bearing liabilities	$427,084	1.70%	$404,609	2.32%

Net interest margin		6.08%		6.31%

Net interest income, on a taxable equivalent basis, for the three months ended March 31, 2004 was $7.9 million. Net interest income, on a taxable equivalent basis, for the first quarter of 2003 was $7.6 million. The increase was a result of a 6.5% increase in the average balance of interest-earning assets, which was offset in part by a decrease in the net interest margin to 6.08% for the quarter ended March 31, 2004 from 6.31% for the quarter ended March 31, 2003. The decline in the net interest margin reflects the increase in lower-yielding average earning assets. Average securities available for sale increased $12.1 million, which was accompanied by a 112 basis point decline in their average yield. The decline in the tax-equivalent yield resulted from the maturities and calls of higher-yielding securities throughout 2003, coupled with the reinvestment of proceeds in lower-yielding securities. Average interest earning deposits at other banks (primarily the Federal Home Loan Bank) increased $45.1 million, which was accompanied by a 22 basis point decline in their average yield. The increase in average interest-earning deposits at other banks is a result of deposit growth exceeding loan demand, which resulted in excess funds in lower-yielding accounts. Average loans decreased $25.4 million, consisting of a $44.6 million decline in loans held for sale, which was offset in part by increases in loans to third parties of $7.2 million at the Retail Banking segment and $12.0 million at the Consumer Finance segment. The 11 basis point increase in the yield on loans was attributable to the increase in higher-yielding loans at the Consumer Finance segment. The Corporation began experiencing noticeable net interest margin compression in the fourth quarter of 2003. Management expects net interest margin compression to continue until such time as interest rates on the Bank’s variable rate loans begin to increase and the Bank is able to increase loans to third parties and reduce deposits at other banks.

The decrease in the cost of deposits for the Corporation was a result of the falling interest rate environment resulting in a decrease in the rates paid on savings and interest-bearing checking accounts, and the repricing of maturing certificates of deposit at lower rates. The decrease in the rate on other borrowings resulted from a lower LIBOR-based rate on Moore Loans’ line of credit with an unrelated third party, coupled with the repayment of $8 million in debt with interest rates of 6% to 8% associated with the acquisition of Moore Loans.

Non-Interest Income

	Three Months Ended March 31, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gain on sale of loans	$—	$3,066	$—	$—	$3,066
Service charges on deposit accounts	602	—	—	—	602
Other service charges and fees	185	608	—	—	793
Gain on calls of available for sale securities	30	—	—	—	30
Other income	78	24	15	254	371

Total non-interest income	$895	$3,698	$15	$254	$4,862

	Three Months Ended March 31, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gain on sale of loans	$—	$4,823	$—	$—	$4,823
Service charges on deposit accounts	580	—	—	—	580
Other service charges and fees	164	877	—	—	1,041
Gain on calls of available for sale securities	40	—	—	—	40
Other income	32	42	6	280	360

Total non-interest income	$816	$5,742	$6	$280	$6,844

Total non-interest income decreased $2.0 million, or 29.0%, to $4.9 million for the first quarter of 2004 from $6.8 million for the first quarter of 2003. This decrease is mainly attributable to a decrease in the gains on sale of loans and other service charges and fees resulting from a decrease in volume of loans closed and sold by C&F Mortgage Corporation.

Non-Interest Expense

	Three Months Ended March 31, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$2,437	$2,557	$527	$112	$5,633
Occupancy expense	580	278	46	7	911
Other expenses	869	571	402	33	1,875

Total non-interest expense	$3,886	$3,406	$975	$152	$8,419

	Three Months Ended March 31, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$2,034	$3,213	$411	$131	$5,789
Occupancy expense	573	246	49	6	874
Other expenses	806	768	391	53	2,018

Total non-interest expense	$3,413	$4,227	$851	$190	$8,681

Total non-interest expense decreased $262,000, or 3.0%, to $8.4 million for the first quarter of 2004 from $8.7 million for the first quarter of 2003. This decrease occurred at the Mortgage Banking segment as a result of lower production-based compensation and operating expenses. The decrease was offset in part by higher personnel and operating expenses at the Retail Banking segment to support growth and at the Consumer Finance segment to support growth and technology enhancements. The Retail Banking segment opened a new branch in Mechanicsville, Virginia at the end of 2003 and a new branch in Newport News, Virginia in January of 2004. Start-up costs associated with the Bank’s expansion efforts will continue throughout 2004 as the Bank recently signed two contracts for parcels of land for future branch sites in Newport News, Virginia and is negotiating a contract for a parcel of land in Hampton, Virginia The Consumer Finance segment continues to invest in technology to create future efficiencies and is in the process of converting its loan system to that used by the Bank. Additional personnel have been hired to begin serving the Northern Virginia and Nashville, Tennessee consumer finance markets.

Income Taxes

Income tax expense for the three months ended March 31, 2004 amounted to $966,000, resulting in an effective tax rate of 29.2% compared to $1.6 million, or 32.7%, for the three months ended March 31, 2003. The decrease in the effective tax rate for the quarter is a result of an increase in earnings from tax-exempt assets as a percentage of total income mainly resulting from the lower earnings at C&F Mortgage.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table summarizes the allowance activity for periods indicated:

	Three Months Ended March 31, 2004
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,256	$4,401	$8,657
Provision for loan losses	—	895	895

	4,256	5,296	9,552

Loans charged off	(5)	(672)	(677)
Recoveries of loans previously charged off	4	209	213

Net loans charged off	(1)	(463)	(464)

Allowance, end of period	$4,255	$4,833	$9,088

	Three Months Ended March 31, 2003
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,765	$2,957	$6,722
Provision for loan losses	75	463	538

	3,840	3,420	7,260

Loans charged off	—	(476)	(476)
Recoveries of loans previously charged off	48	123	171

Net loans charged off	48	(353)	(305)

Allowance, end of period	$3,888	$3,067	$6,955

During the first quarter of 2004, there was no provision for loan losses at the Retail Banking segment. Management believes that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of Moore Loans, accounted for the majority of the activity in the allowance for loan losses during the first quarter of 2004. Moore Loans serves customers who have limited access to traditional automobile financing. Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest income. Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans expects to sustain a higher level of credit losses than traditional automobile financing sources. As Moore Loans provides financing in a relatively higher risk market, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources. Throughout 2003, management implemented changes to the loan underwriting guidelines to improve asset quality on new loans. The majority of the charge-offs in the first quarter of 2004 occurred on loans originated under previous guidelines.

In addition to maintaining the allowance for loan losses, Moore Loans retains dealer reserves that are established at the time a loan is made and are specific to each individual dealer. Loans charged off at Moore Loans are first charged to the dealer reserves, to the extent that an individual dealer has reserves, and the remainder is charged to the allowance for loan losses. Dealer reserves are a liability of Moore Loans and payable to individual dealers upon the termination of the relationship with Moore Loans and the payment of outstanding loans associated with a specific dealer. The following table summarizes the dealer reserves activity for the periods indicated:

	Three Months Ended March 31,
(in 000’s)	2004	2003
Dealer reserves, beginning of period	$2,119	$2,071
Reserve holdback at loan origination	21	615
Loans charged off	(384)	(576)
Recoveries of loans previously charged off	62	38

Dealer reserves, end of period	$1,818	$2,148

Effective January 1, 2004, Moore Loans no longer originates loans with a dealer reserve provision. Existing dealer reserves at December 31, 2003 will be retained to absorb future losses for each dealer with a dealer reserve balance at December 31, 2003. The provision for loan losses and the corresponding allowance for loan losses at the Consumer Finance segment will increase in future periods as dealer reserves are reduced to zero by virtue of loan charge-offs or the termination of dealer relationships. The increase in the provision for loan losses will be offset to some degree by the elimination of the amortization of the dealer holdback.

Non-Performing Assets

Retail and Mortgage Banking

(in 000’s)	March 31, 2004	December 31, 2003
Non-accrual loans	$3,976	$1,993
Real estate owned	—	8

Total non-performing assets	$3,976	$2,001

Accruing loans past due for 90 days or more	$2,214	$1,092

Allowance for loan losses	$4,255	$4,256

Non-performing assets to total loans* and real estate owned	1.43%	.72%
Allowance for loan losses to total loans* and real estate owned	1.53	1.52
Allowance for loan losses to non-performing assets	107.02	212.69

*	Total loans above does not include consumer finance loans at Moore Loans, which are shown below.

Consumer Finance

(in 000’s)	March 31, 2004	December 31, 2003
Non-accrual loans	$957	$1,149

Accruing loans past due for 90 days or more	$241	$233

Allowance for loan losses	$4,833	$4,401

Dealer reserves	$1,818	$2,119

Non-accrual consumer finance loans to total consumer finance loans	1.15%	1.44%
Allowance for loan losses and dealer reserves to non-accrual consumer finance loans	694.91	567.45

Allowance for loan losses to total consumer finance loans	5.79%	5.52%
Dealer reserves to total consumer finance loans	2.18	2.66

Allowance for loan losses and dealer reserves to total consumer finance loans	7.97%	8.18%

The non-performing assets of the combined Retail and Mortgage Banking segment have increased $2.0 million to $4.0 million at March 31, 2004 from $2.0 million at December 31, 2003. This increase resulted from one commercial real estate loan relationship, which became more than 90 days delinquent after December 31, 2003. Management is closely monitoring this relationship. The non-accrual principal balance outstanding of this relationship is $3.0 million for which management has allocated a reserve of $767,000. Management believes this is an adequate reserve to cover potential losses. The increase in non-accrual loans attributable to this relationship was offset in part by the removal of another commercial loan relationship approximating $996,000 from non-accrual status. The return of this relationship to accrual status accounted for the majority of the increase in accruing loans past due for 90 days or more. While this relationship is contractually past due, management has determined that a return to accrual status is appropriate based on an evaluation of the net realizable value of the collateral and the improved financial strength of the borrower.

There was no significant change in non-performing assets of the Consumer Finance segment since December 31, 2003, and the allowance for loan losses and dealer reserves to non-accrual loans declined slightly. As previously mentioned, effective January 1, 2004, Moore Loans no longer originates loans with a dealer reserve provision. Therefore, the ratio of dealer reserves to total consumer finance loans declined from 2.66% at December 31, 2003 to 2.18% at March 31, 2004. The decline in the dealer reserves is offset in part by a higher provision for loan losses that resulted in an increase in the ratio of the allowance for loan losses to total consumer finance loans from 5.52% at December 31, 2003 to 5.79% at March 31, 2004.

FINANCIAL CONDITION

At March 31, 2004, the Corporation had total assets of $578.4 million compared to $573.5 million at December 31, 2003. The increase is principally a result of an increase in loans held for sale and cash and cash equivalents. These increases were offset in part by a decline in securities available for sale. At December 31, 2003, the Bank invested in short-term securities that had a slight effective yield advantage to the Bank’s overnight interest-bearing account at the FHLB. These securities matured in the first quarter of 2004, and to the extent these funds were not used to fund the increase in loans held for sale, they were held in the Bank’s overnight interest-bearing account at the FHLB at March 31, 2004.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

	March 31, 2004		December 31, 2003
(in 000’s)	Amount	Percent	Amount	Percent
Real estate - mortgage	$80,391	22%	$78,638	22%
Real estate - construction	13,681	4	9,591	3
Commercial, financial and agricultural	159,175	44	167,207	47
Equity lines	13,500	4	13,044	3
Consumer	11,347	3	11,401	3
Consumer-Moore Loans	83,497	23	79,703	22

Total loans	361,591	100%	359,584	100%

Less unearned loan fees	(752)		(757)
Less allowance for loan losses
Retail and Mortgage Banking	(4,255)		(4,256)
Consumer Finance	(4,833)		(4,401)

Total loans, net	$351,751		$350,170

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	March 31, 2004		December 31, 2003
(in 000’s)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$11,415	16%	$47,088	46%
Mortgage-backed securities	3,833	5	1,763	2
Obligations of states and Political subdivisions	52,518	71	48,754	47

Total debt securities	67,766	92	97,605	95
Preferred stock	5,709	8	5,445	5

Total available for sale securities	$73,475	100%	$103,050	100%

The decline in securities occurred primarily in securities of U.S. government agencies and corporations as a result of the 2003 year-end investment in short-term securities with a slight effective yield advantage to the Bank’s overnight interest-bearing account at the FHLB. These securities matured in January 2004.

Other Borrowings

Borrowings totaled $71.0 million at March 31, 2004 compared to $67.7 million at December 31, 2003. This increase occurred in the Consumer Finance segment’s line of credit and was used to fund loan growth.

Liquidity

Liquid assets, which includes cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available-for-sale, at March 31, 2004 totaled $110.0 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of March 31, 2004, an established line with the FHLB that had $20.0 million outstanding under a total line of $96.9 million as of March 31, 2004 and a revolving line of credit with a third party bank that had $42.1 million outstanding under a total line of $55 million as of March 31, 2004. Management has no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Total Capital (to Risk-Weighted Assets)
Corporation	$59,781	13.8%	$34,712	8.0%	N/A	N/A
Bank	54,020	12.6	34,264	8.0	$42,830	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	54,312	12.5	17,356	4.0	N/A	N/A
Bank	48,621	11.4	17,132	4.0	25,698	6.0
Tier I Capital (to Average Assets)
Corporation	54,312	9.8	22,279	4.0	N/A	N/A
Bank	48,621	8.8	22,021	4.0	27,527	5.0

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Corporation	$59,320	13.7%	$34,753	8.0%	N/A	N/A
Bank	52,602	12.3	34,279	8.0	$42,848	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	53,850	12.4	17,377	4.0	N/A	N/A
Bank	47,206	11.0	17,151	4.0	25,709	6.0
Tier I Capital (to Average Assets)
Corporation	53,850	9.6	22,505	4.0	N/A	N/A
Bank	47,206	8.5	22,202	4.0	27,753	5.0

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued no accounting pronouncements during the first quarter of 2004 that are pertinent to the Corporation’s lines of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or of which property of the Corporation or any of its subsidiaries is subject.

ITEM	2. – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
January 1-31, 2004	26,200	$41.50	26,200	154,429
February 1-29, 2004	1,500	38.50	1,500	152,929
March 1-31, 2004	—	—	—	152,929

	27,700	41.34	27,700

[1]	On January 20, 2004, the Corporation’s board of directors authorized the repurchase of up to 5% of the Corporation’s common stock (approximately 180,629 shares) over the twelve months ending January 19, 2005. The stock may be purchased in the open market and/or in privately negotiated transactions, as management and the board of directors determine prudent.

ITEM 5. - OTHER INFORMATION

C&F Financial Corporation’s 2004 Annual Meeting of Shareholders was held on April 20, 2004. Joshua H. Lawson and Paul C. Robinson were elected as Class II Directors to the Board of Directors to serve until the 2007 Annual Meeting of Shareholders. In addition, shareholders approved the C&F Financial Corporation 2004 Incentive Stock Plan and the reservation of 500,000 shares of Corporation common stock for this plan.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

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

10.9 C&F Financial Corporation 2004 Incentive Stock Plan

31.1 Certification of CEO pursuant to Rule 13a-14(a)

31.2 Certification of CFO pursuant to Rule 13a-14(a)

32 Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K–

On January 26, 2004, the Corporation filed a report on Form 8-K to announce (i) the Corporation’s board of directors’ authorization to repurchase up to 5% of the Corporation’s common stock over the next twelve months and (ii) the Corporation’s financial results for the quarter and year ended December 31, 2003.

On February 19, 2004, the Corporation filed a report on Form 8-K to announce its declaration of a cash dividend payable April 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date May 5, 2004	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date May 5, 2004	/s/ Thomas F. Cherry
Thomas F. Cherry
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)