Form 10-Q
period 2004-06-30
C & F FINANCIAL CORP
filed 2004-08-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At August 2, 2004, the latest practicable date for determination, 3,564,121 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and due from banks	$16,048	$15,457
Interest bearing deposits in other banks	42,630	34,294

Total cash and cash equivalents	58,678	49,751
Securities-available for sale at fair value, amortized cost of $68,891 and $99,550, respectively	70,258	103,050
Loans held for sale, net	57,858	29,733
Loans, net	366,027	350,170
Federal Home Loan Bank stock	1,392	2,072
Corporate premises and equipment, net of accumulated depreciation	15,914	15,367
Accrued interest receivable	2,802	2,590
Goodwill	9,071	9,071
Other assets	12,465	11,742

Total assets	$594,465	$573,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing demand deposits	$78,142	$64,683
Savings and interest bearing demand deposits	179,377	176,732
Time deposits	184,635	186,220

Total deposits	442,154	427,635
Borrowings	75,922	67,733
Accrued interest payable	535	583
Other liabilities	10,176	12,211

Total liabilities	528,787	508,162

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,565,421 and 3,612,571 shares issued and outstanding, respectively)	3,565	3,612
Additional paid-in capital	—	1,010
Retained earnings	61,267	58,487
Accumulated other comprehensive income, net	846	2,275

Total shareholders’ equity	65,678	65,384

Total liabilities and shareholders’ equity	$594,465	$573,546

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$9,056	$9,158	$17,722	$17,920
Interest on other investments and fed funds	99	43	232	79
Interest on investment securities
U.S. government agencies and corporations	94	12	171	15
Tax-exempt obligations of states and political subdivisions	593	572	1,181	1,164
Corporate bonds and other	114	131	235	276

Total interest income	9,956	9,916	19,541	19,454

Interest expense
Savings and interest bearing deposits	277	414	550	832
Certificates of deposit, $100 or more	261	275	533	545
Other time deposits	677	884	1,408	1,817
Short-term borrowings and other	586	696	1,130	1,390

Total interest expense	1,801	2,269	3,621	4,584

Net interest income	8,155	7,647	15,920	14,870

Provision for loan losses	802	843	1,697	1,381

Net interest income after provision for loan losses	7,353	6,804	14,223	13,489

Other operating income
Gains on sales of loans	4,541	5,642	7,607	10,465
Service charges on deposit accounts	665	589	1,267	1,169
Other service charges and fees	1,172	1,293	1,965	2,334
Gains on calls of available for sale securities	3	116	33	156
Other income	270	455	641	815

Total other operating income	6,651	8,095	11,513	14,939

Other operating expenses
Salaries and employee benefits	6,642	6,545	12,275	12,334
Occupancy expenses	929	873	1,840	1,747
Other expenses	2,244	2,147	4,119	4,165

Total other operating expenses	9,815	9,565	18,234	18,246

Income before income taxes	4,189	5,334	7,502	10,182
Income tax expense	1,300	1,790	2,266	3,374

Net income	$2,889	$3,544	$5,236	$6,808

Per share data
Net income – basic	$.80	$.98	$1.46	$1.88
Net income – assuming dilution	$.77	$.94	$1.40	$1.81
Cash dividends paid and declared	$.22	$.18	$.44	$.34
Weighted average number of shares – basic	3,577,296	3,593,805	3,585,750	3,613,992
Weighted average number of shares – assuming dilution	3,738,087	3,774,989	3,752,786	3,769,428

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2003	$3,612	$1,010		$58,487	$2,275	$65,384

Comprehensive income
Net income			$5,236	5,236		5,236
Other comprehensive loss, net of tax
Net change in unrealized net holding gains on securities, net of reclassification adjustment			(1,429)		(1,429)	(1,429)

Comprehensive income			$3,807

Repurchase of common stock	(50)	(1,040)		(881)	—	(1,971)

Stock options exercised	3	30		—	—	33

Cash dividends	—	—		(1,575)	—	(1,575)

Balance June 30, 2004	$3,565	$—		$61,267	$846	$65,678

Disclosure of Reclassification Amount:
Change in unrealized net holding gains on securities during period			$(1,451)
Less: reclassification adjustment for gains included in net income			(22)

Net change in unrealized net holding gains on securities			$(1,429)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2002	$3,650	$2,506		$48,161	$1,916	$56,233

Comprehensive income
Net income			$6,808	6,808		6,808
Other comprehensive income, net of tax Net change in unrealized net holding gains on securities, net of reclassification adjustment			1,304		1,304	1,304

Comprehensive income			$8,112

Repurchase of common stock	(80)	(2,182)		—	—	(2,262)
Stock options exercised	30	434		—	—	464
Cash dividends	—	—		(1,220)	—	(1,220)

Balance June 30, 2003	$3,600	$758		$53,749	$3,220	$61,327

Disclosure of Reclassification Amount:

Change in unrealized net holding gains on securities during period			$1,407
Less: reclassification adjustment for gains included in net income			(103)

Net change in unrealized net holding gains on securities			$1,304

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,236	$6,808
Adjustments to reconcile net income to net cash (provided by) used in operating activities:
Depreciation	818	797
Amortization of intangible assets	66	75
Provision for loan losses	1,697	1,381
Accretion of discounts and amortization of premiums on investment securities, net	71	59
Net realized gains on calls of securities	(33)	(156)
Proceeds from sale of loans	408,523	570,912
Origination of loans held for sale	(436,648)	(562,734)
Change in other assets and liabilities:
Accrued interest receivable	(212)	(635)
Other assets	(79)	(831)
Accrued interest payable	(48)	(52)
Other liabilities	(2,035)	386

Net cash (provided by) used in operating activities	(22,644)	16,010

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	43,328	6,569
Purchase of securities available for sale	(12,713)	(3,726)
Net increase in customer loans	(17,554)	(12,027)
Purchase of corporate premises and equipment	(1,377)	(1,997)
Sale of corporate premises and equipment	12	7
Redemption of Federal Home Loan Bank Stock	680	688

Net cash used in (provided by) investing activities	12,376	(10,486)

Cash flows from financing activities:
Net increase in demand, interest bearing demand and savings deposits	16,104	7,355
Net increase (decrease) in time deposits	(1,585)	11,854
Net increase (decrease) in other borrowings	8,189	(22,193)
Repurchase of common stock	(1,971)	(2,262)
Proceeds from exercise of stock options	33	464
Cash dividends	(1,575)	(1,220)

Net cash provided by (used in) financing activities	19,195	(6,002)

Net increase (decrease) in cash and cash equivalents	8,927	(478)
Cash and cash equivalents at beginning of period	49,751	18,331

Cash and cash equivalents at end of period	$58,678	$17,853

Supplemental disclosure
Interest paid	$3,669	$4,636
Income taxes paid	$1,936	$3,744

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of C&F Financial Corporation (the “Corporation”) and its subsidiary, Citizens and Farmers Bank (the “Bank”), with all significant intercompany transactions and accounts being eliminated in consolidation.

Stock Compensation Plans: The Corporation has three stock-based compensation plans that are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended June 30,
(in 000’s, except per share amounts)	2004	2003
Net income, as reported	$2,889	$3,544
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	114	90

Pro forma net income	$2,775	$3,454

Earnings per share:
Basic – as reported	$.80	$.98
Basic – pro forma	$.78	$.96
Diluted – as reported	$.77	$.94
Diluted – pro forma	$.74	$.92

	Six Months Ended June 30,
(in 000’s, except per share amounts)	2004	2003
Net income, as reported	$5,236	$6,808
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	255	172

Pro forma net income	$4,981	$6,636

Earnings per share:
Basic – as reported	$1.46	$1.88
Basic – pro forma	$1.39	$1.84
Diluted – as reported	$1.40	$1.81
Diluted – pro forma	$1.33	$1.76

Note 2

Earnings per share assuming dilution has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first six months of 2004, the Corporation repurchased 26,200 shares of its common stock in privately-negotiated transactions and 23,550 shares in open-market transactions at prices ranging from $36.46 to $41.50 per share. During the first six months of 2003, the Corporation repurchased 80,000 shares of its common stock in privately-negotiated transactions at prices between $28.00 and $28.50 per share.

Note 4

Securities in an unrealized loss position at June 30, 2004, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position because management believes that the decline in value is temporary and the Corporation has the intent and demonstrated ability to hold securities to scheduled maturity or call dates.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$11,141	$160	$—	$—	$11,141	$160
Mortgage-backed securities	1,003	3	—	—	1,003	3
Obligations of states and political subdivisions	8,931	168	256	20	9,187	188

Subtotal-debt securities	21,075	331	256	20	21,331	351

Preferred stock	2,246	144	223	30	2,469	174

Total temporarily impaired securities	$23,321	$475	$479	$50	$23,800	$525

Note 5

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended June 30,
(in 000’s)	2004	2003
Service cost	$105	$79
Interest cost	64	54
Expected return on plan assets	(58)	(48)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	1
Amortization of net (gain) or loss	9	6

Net periodic benefit cost	$120	$91

	Six Months Ended June 30,
(in 000’s)	2004	2003
Service cost	$210	$158
Interest cost	128	108
Expected return on plan assets	(116)	(96)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	2	2
Amortization of net (gain) or loss	18	12

Net periodic benefit cost	$240	$182

In December 2003, the Bank made a $1,279,806 cash payment to the plan, which was the maximum tax-deductible contribution for 2004 in accordance with the Internal Revenue Code.

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from investment management,

•	an insurance company that derives revenues from insurance services,

•	a title company that derives revenues from title insurance services, and

•	a settlement company that derives revenues from residential mortgage loan settlement services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

The following table presents segment information for the three and six months ended June 30, 2004 and 2003.

Three Months Ended June 30, 2004

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,083	$666	$3,647	$—	$(440)	$9,956
Gains on sales of loans	—	4,541	—	—	—	4,541
Other	893	949	7	261	—	2,110

Total operating income	6,976	6,156	3,654	261	(440)	16,607

Expenses:
Interest expense	1,389	138	714	—	(440)	1,801
Provision for loan losses	—	—	802	—	—	802
Salaries and employee benefits	2,441	3,504	563	134	—	6,642
Other	1,459	1,093	571	50	—	3,173

Total operating expenses	5,289	4,735	2,650	184	(440)	12,418

Income before income taxes	1,687	1,421	1,004	77	—	4,189
Provision for income taxes	349	540	382	29	—	1,300

Net income	$1,338	$881	$622	$48	$—	$2,889

Total assets	$518,337	$64,048	$96,551	$10	$(84,481)	$594,465
Capital expenditures	$818	$141	$23	$—	$—	$982

Three Months Ended June 30, 2003

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,210	$1,241	$3,057	$—	$(592)	$9,916
Gains on sales of loans	—	5,642	—	—	—	5,642
Other	946	1,130	10	367	—	2,453

Total operating income	7,156	8,013	3,067	367	(592)	18,011

Expenses:
Interest expense	1,916	285	660	—	(592)	2,269
Provision for loan losses	225	—	618	—	—	843
Salaries and employee benefits	2,026	3,859	464	196	—	6,545
Other	1,434	1,064	463	59	—	3,020

Total operating expenses	5,601	5,208	2,205	255	(592)	12,677

Income before income taxes	1,555	2,805	862	112	—	5,334
Provision for income taxes	353	1,066	328	43	—	1,790

Net income	$1,202	$1,739	$534	$69	$—	$3,544

Total assets	$486,455	$104,897	$85,032	$57	$(122,075)	$554,366
Capital expenditures	$1,692	$39	$3	$—	$—	$1,734

Six Months Ended June 30, 2004

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,202	$1,041	$7,098	$—	$(800)	$19,541
Gains on sales of loans	—	7,607	—	—	—	7,607
Other	1,787	1,581	22	516	—	3,906

Total operating income	13,989	10,229	7,120	516	(800)	31,054

Expenses:
Interest expense	2,838	198	1,385	—	(800)	3,621
Provision for loan losses	—	—	1,697	—	—	1,697
Salaries and employee benefits	4,877	6,061	1,091	246	—	12,275
Other	2,908	1,941	1,020	90	—	5,959

Total operating expenses	10,623	8,200	5,193	336	(800)	23,552

Income before income taxes	3,366	2,029	1,927	180	—	7,502
Provision for income taxes	694	771	732	69	—	2,266

Net income	$2,672	$1,258	$1,195	$111	$—	$5,236

Total assets	$518,337	$64,048	$96,551	$10	$(84,481)	$594,465
Capital expenditures	$1,133	$220	$24	$—	$—	$1,377

Six Months Ended June 30, 2003

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,548	$2,185	$5,908	$—	$(1,187)	$19,454
Gains on sales of loans	—	10,465	—	—	—	10,465
Other	1,762	2,049	16	647	—	4,474

Total operating income	14,310	14,699	5,924	647	(1,187)	34,393

Expenses:
Interest expense	3,911	575	1,285	—	(1,187)	4,584
Provision for loan losses	300	—	1,081	—	—	1,381
Salaries and employee benefits	4,060	7,072	875	327	—	12,334
Other	2,816	2,078	900	118	—	5,912

Total operating expenses	11,087	9,725	4,141	445	(1,187)	24,211

Income before income taxes	3,223	4,974	1,783	202	—	10,182
Provision for income taxes	729	1,890	678	77	—	3,374

Net income	$2,494	$3,084	$1,105	$125	$—	$6,808

Total assets	$486,455	$104,897	$85,032	$57	$(122,075)	$554,366
Capital expenditures	$1,797	$194	$6	$—	$—	$1,997

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates,

•	general economic conditions,

•	the legislative/regulatory climate,

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board,

•	the quality or composition of the loan or investment portfolios,

•	demand for loan products,

•	deposit flows,

•	competition,

•	demand for financial services in the Corporation’s market area, and

•	accounting principles, policies and guidelines.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this Management’s Discussion and Analysis, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

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

Allowance for Loan Losses: The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when management believes that the collection of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans: Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan’s observable market price) or the fair value of the collateral if the loan is collateral dependent. The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if management expects the ultimate collection of all amounts due. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

Impairment of Securities: Impairment of investment securities results in a write-down that must be included in net income when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market, the duration of that market decline, the financial health of and specific prospects for the issuer and management’s ability and intention with regard to holding the security to maturity.

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

Goodwill: On January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of Moore Loans, Inc. in September 2002, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Corporation completed the annual test for impairment during the fourth quarter of 2003 and determined there was no impairment to be recognized in 2003. If the underlying estimates and related assumptions change in the future, the Corporation may be required to record impairment charges.

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

Accounting for Income Taxes: Significant judgment is required in determining the Corporation’s effective tax rate. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcomes are uncertain. In addition, the Corporation’s tax returns are subject to audit by various tax authorities. Although management believes that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the historical income tax provision and accrual.

For further information concerning accounting policies, refer to Note 1 of the consolidated financial statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Corporation reported quarterly net income of $2.9 million, or $.77 per diluted share, for the second quarter ended June 30, 2004, compared with $3.5 million, or $.94 per diluted share, for the second quarter ended June 30, 2003. The Corporation’s annualized ROA was 1.99 percent for the second quarter of 2004, compared with 2.64 percent for the same quarter of 2003, and its annualized ROE was 17.80 percent for the second quarter of 2004, compared with 23.92 percent for the same quarter of 2003.

The Corporation reported net income of $5.2 million, or $1.40 per diluted share, for the first six months of 2004, compared with $6.8 million, or $1.81 per diluted share for the first six months of 2003. The Corporation’s annualized ROA was 1.83 percent for the first half of 2004, compared with 2.56 percent for the same period of 2003, and its annualized ROE was 16.09 percent for the first half of 2004, compared to 23.37 percent for the same period of 2003.

The decreases in the Corporation’s primary performance measures for the three months and six months ended June 30, 2004 were primarily attributable to a decrease in the earnings of the Mortgage Banking segment, partly offset by increased earnings from the Retail Banking and the Consumer Finance segments. The decrease in this year’s earnings follows record earnings in 2003, driven by growth in the Mortgage Banking segment resulting from the high level of loan refinancings.

Retail Banking: Net income for the Retail Banking segment increased approximately $136,000 to $1.3 million for the quarter ended June 30, 2004 and approximately $178,000 to $2.7 million for the six months ended June 30, 2004. The improvement in the performance of the Retail Banking segment resulted from a higher level of earning assets and a reduction in the provision for loan losses, offset in part by the initial costs associated with the expansion of the Retail Banking segment into the Peninsula and Hanover markets of Virginia and an increase in operations and administrative personnel to support growth. Final plans are being reviewed and construction is expected to begin in the last half of 2004 for two new branches on the Virginia Peninsula. In addition, new commercial loan officers have been employed for both the Newport News and Richmond, Virginia markets.

Mortgage Banking: Net income for the Mortgage Banking segment decreased approximately $858,000 to $881,000 for the quarter ended June 30, 2004 and $1.8 million to $1.3 million for the six months ended June 30, 2004. This decrease resulted from a decline in the gains on sales of loans, which was offset in part by lower production-based compensation. As mortgage rates began to increase in the third quarter of 2003, the Mortgage Banking segment began experiencing a decline in originations of loans for refinancings, which resulted in a decline in sales volume. For the second quarter of 2004, the amount of loan originations at C&F Mortgage for new and resale home purchases were $169.6 million, compared with $144.3 million for the second quarter of 2003. Loans for refinancings were $96.6 million for this year’s second quarter and $176.4 million for the same period last year. For the first six months of 2004, loan originations for new and resale home purchases were $283.8 million, compared with $258.1 million for the same period of 2003. Loans for refinancings were $152.8 million for the first six months of this year and $304.6 million for the same period last year. This production data reflects the decline in refinancings offset in part by increases in originations for new and resale home purchases for the three and six months ended June 30, 2004. The volume of mortgage loan applications and the level of the mortgage loan pipeline are following a more normal seasonal pattern in 2004, and thus, management expects that the second and third quarters will be this year’s peak earnings periods for the Mortgage Banking segment. However, future earnings for the Mortgage Banking segment would be affected by any changes in interest rates, new and resale home sales and loan refinancings.

Consumer Finance: Net income for the Consumer Finance segment increased approximately $88,000 to $622,000 for the quarter ended June 30, 2004 and approximately $90,000 to $1.2 million for the six months ended June 30, 2004. A 15.2 percent increase in second quarter average loans outstanding and a 16.3 percent increase in first half average loans outstanding favorably impacted net earnings for the periods. However, net earnings in 2004 also included a $114,000 after-tax increase in the provision for loan losses for the second quarter and a $382,000 after-tax increase in the provision for loan losses for the first half of 2004 as a result of higher charge-offs for the first six months of 2004. In addition, net earnings for 2004 included an increase in operating expenses to support growth and technology investments. Management expects that the continuing investments in technology to create future efficiencies and the initial start-up costs associated with the expansion of the Consumer Finance segment into the Northern Virginia and Nashville, Tennessee markets will affect short-term earnings of the Consumer Finance segment.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data

	Three Months Ended
	June 30, 2004		June 30, 2003
(dollars in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$70,309	6.44%	$58,733	7.09%
Loans	421,036	8.60	421,730	8.69
Fed funds sold / interest bearing deposits at other banks	42,956	0.92	15,054	1.14

Total earning assets	$534,301	7.70%	$495,517	8.27%

Time and savings deposits	362,466	1.34%	$335,995	1.87%
Other borrowings	73,127	3.21	73,494	3.80

Total interest bearing liabilities	$435,593	1.65%	$409,489	2.22%

Net interest margin		6.35%		6.43%

	Six Months Ended
	June 30, 2004		June 30, 2003
(dollars in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$70,707	6.38%	$58,882	7.26%
Loans	404,908	8.64	417,997	8.65
Fed funds sold / interest bearing deposits at other banks	50,438	0.92	13,940	1.14

Total earning assets	$526,053	7.60%	$490,819	8.27%

Time and savings deposits	$360,472	1.38%	$333,157	1.93%
Other borrowings	70,865	3.19	73,904	3.80

Total interest bearing liabilities	$431,337	1.68%	$407,061	2.27%

Net interest margin		6.22%		6.38%

Net interest income, on a taxable equivalent basis, for the three months ended June 30, 2004 was $8.5 million, an increase of $544,000, or 6.9 percent, from $7.9 million for the three months ended June 30, 2003. Net interest income, on a taxable equivalent basis, for the six months ended June 30, 2004 was $16.4 million, an increase of $887,000, or 5.7 percent, from $15.5 million for the comparable period in 2003. These increases resulted from higher average interest earning assets, which increased 7.8 percent for the second quarter of 2004 and 7.2 percent for the first six months of 2004. The favorable impact from the higher earning asset level was offset in part by decreases in the net interest margin to 6.35 percent for the second quarter of 2004 from 6.43 percent for the second quarter of 2003 and to 6.22 percent for the first half of 2004 from 6.38 percent for the first half of 2003.

The decline in the net interest margin reflects the increase in lower-yielding average earning assets. Average securities available for sale increased $11.6 million for the three ended June 30, 2004,

and in the same period the average yield on these securities declined 65 basis points. For the six months ended June 30, 2004, average securities available for sale increased $11.8 million and the average yield declined 88 basis points. The decline in the tax-equivalent yields resulted from the maturities and calls of higher-yielding securities throughout 2003 and 2004, coupled with the reinvestment of proceeds in lower-yielding securities as a result of the lower rate environment. For the three months ended June 30, 2004, average interest earning deposits at other banks (primarily the Federal Home Loan Bank) increased $27.9 million and their quarterly average yield declined 22 basis points. For the six months ended June 30, 2004, average interest earning deposits at other banks increased $36.5 million and their year-to-date average yield declined 22 basis points. The increase in average interest earning deposits at other banks reflected deposit growth in excess of loan demand, which resulted in excess funds in lower-yielding accounts. Average loans decreased $694,000 for the second quarter of 2004. The decrease consisted of a $23.8 million decline in loans held for sale offset in part by increases in loans to third parties of $11.9 million at the Retail Banking segment and $11.2 million at the Consumer Finance segment. Average loans decreased $13.1 million for the first half of 2004, consisting of a $34.2 million decline in loans held for sale, which was offset in part by increases in loans to third parties of $9.5 million at the Retail Banking segment and $11.6 million at the Consumer Finance segment. Yields on loans for the three months and the six months ended June 30, 2004 decreased slightly compared to the comparable periods of 2003.

The decrease in the cost of deposits for the Corporation was a result of the falling interest rate environment, which resulted in decreases in the rates paid on savings and interest bearing checking accounts and the repricing of maturing certificates of deposit at lower rates. The decrease in the rate on other borrowings resulted from a lower LIBOR-based rate on Moore Loans’ line of credit with an unrelated third party, coupled with the repayment of $8 million in debt that carried interest rates of 6 percent to 8 percent associated with the acquisition of Moore Loans.

Non-Interest Income

	Three Months Ended June 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$4,541	$—	$—	$4,541
Service charges on deposit accounts	665	—	—	—	665
Other service charges and fees	210	962	—	—	1,172
Gain on calls of available for sale securities	3	—	—	—	3
Other income	15	(13)	7	261	270

Total non-interest income	$893	$5,490	$7	$261	$6,651

	Three Months Ended June 30, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$5,642	$—	$—	$5,642
Service charges on deposit accounts	589	—	—	—	589
Other service charges and fees	175	1,118	—	—	1,293
Gain on calls of available for sale securities	116	—	—	—	116
Other income	66	12	10	367	455

Total non-interest income	$946	$6,772	$10	$367	$8,095

	Six Months Ended June 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$7,607	$—	$—	$7,607
Service charges on deposit accounts	1,267	—	—	—	1,267
Other service charges and fees	394	1,571	—	—	1,965
Gain on calls of available for sale securities	33	—	—	—	33
Other income	93	10	22	516	641

Total non-interest income	$1,787	$9,188	$22	$516	$11,513

	Six Months Ended June 30, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$10,465	$—	$—	$10,465
Service charges on deposit accounts	1,169	—	—	—	1,169
Other service charges and fees	340	1,994	—	—	2,334
Gain on calls of available for sale securities	156	—	—	—	156
Other income	98	55	16	647	815

Total non-interest income	$1,762	$12,514	$16	$647	$14,939

Total non-interest income decreased $1.4 million, or 17.8 percent, to $6.7 million for the three months ended June 30, 2004 and $3.4 million, or 22.9 percent, to $11.5 million for the six months ended June 30, 2004. The three-month and six-month decreases in 2004 were mainly attributable to decreases in gains on sales of loans and other service charges and fees resulting from decreases in the volume of loans closed and sold by the Mortgage Banking segment. In addition, gains on calls of available for sale securities at the Retail Banking segment decreased as a result of fewer calls in 2004. Decreases for the three-month and six-month periods were offset in part by higher service charges on deposit accounts. These higher service charges resulted from deposit growth.

Non-Interest Expense

	Three Months Ended June 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$2,441	$3,504	$563	$134	$6,642
Occupancy expense	560	300	63	6	929
Other expenses	899	793	508	44	2,244

Total non-interest expense	$3,900	$4,597	$1,134	$184	$9,815

	Three Months Ended June 30, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$2,026	$3,859	$464	$196	$6,545
Occupancy expense	581	237	48	7	873
Other expenses	853	827	415	52	2,147

Total non-interest expense	$3,460	$4,923	$927	$255	$9,565

	Six Months Ended June 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$4,877	$6,061	$1,091	$246	$12,275
Occupancy expense	1,140	578	109	13	1,840
Other expenses	1,768	1,363	911	77	4,119

Total non-interest expense	$7,785	$8,002	$2,111	$336	$18,234

	Six Months Ended June 30, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$4,060	$7,072	$875	$327	$12,334
Occupancy expense	1,154	482	97	14	1,747
Other expenses	1,662	1,596	803	104	4,165

Total non-interest expense	$6,876	$9,150	$1,775	$445	$18,246

Total non-interest expense increased $250,000, or 2.6 percent, to $9.8 million for the three months ended June 30, 2004 and remained substantially unchanged in total from last year’s level for the six months ended June 30, 2004. The Retail Banking and the Consumer Finance segments reported increases in total non-interest expenses that were primarily attributable to higher personnel and operating expenses at the Retail Banking segment to support growth and at the Consumer Finance segment to support growth and technology enhancements. The Retail Banking segment opened a new branch in Mechanicsville, Virginia at the end of 2003 and a new branch in Newport News, Virginia in January of 2004. Start-up costs associated with the Bank’s expansion efforts will continue throughout 2004 as the Bank expects to begin construction in the last half of 2004 of two new branches on the Virginia Peninsula. The Consumer Finance segment continues to invest in both technology and people to create efficiencies and serve new markets. Additional personnel have been hired to begin serving the Northern Virginia and Nashville, Tennessee markets. A decrease in non-interest expenses for the Mortgage Banking segment resulted from lower production-based compensation and operating expenses.

Income Taxes

Income tax expense for the second quarter of 2004 totaled $1.3 million, an effective tax rate of 31.0 percent, compared with $1.8 million, or 33.6 percent, for the second quarter of 2003. Income tax expense for the first six months of 2004 totaled $2.3 million, an effective tax rate of 30.2 percent, compared with $3.4 million, or 33.1 percent, for the first six months of 2003. The decrease in the effective tax rate for the three months and six months ended June 30, 2004 resulted from a higher proportion of earnings from tax-exempt assets, which mainly reflects the lower earnings at the Mortgage Banking segment.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table summarizes the allowance activity for periods indicated:

	Three Months Ended June 30, 2004
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,255	$4,833	$9,088
Provision for loan losses	—	802	802

	4,255	5,635	9,890

Loans charged off	(3)	(502)	(505)
Recoveries of loans previously charged off	34	286	320

Net loans charged off	31	(216)	(185)

Allowance, end of period	$4,286	$5,419	$9,705

	Three Months Ended June 30, 2003
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,888	$3,067	$6,955
Provision for loan losses	225	618	843

	4,113	3,685	7,798

Loans charged off	(51)	(449)	(500)
Recoveries of loans previously charged off	6	158	164

Net loans charged off	(45)	(291)	(336)

Allowance, end of period	$4,068	$3,394	$7,462

	Six Months Ended June 30, 2004
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,256	$4,401	$8,657
Provision for loan losses	—	1,697	1,697

	4,256	6,098	10,354
Loans charged off	(8)	(1,174)	(1,182)
Recoveries of loans previously charged off	38	495	533

Net loans charged off	30	(679)	(649)

Allowance, end of period	$4,286	$5,419	$9,705

	Six Months Ended June 30, 2003
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,765	$2,957	$6,722
Provision for loan losses	300	1,081	1,381

	4,065	4,038	8,103

Loans charged off	(51)	(925)	(976)
Recoveries of loans previously charged off	54	281	335

Net loans charged off	3	(644)	(641)

Allowance, end of period	$4,068	$3,394	$7,462

During the three and six months ended June 30, 2004, there were no provisions for loan losses at the combined Retail Banking and Mortgage Banking segments. Management believes that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of Moore Loans, accounted for the majority of the activity in the allowance for loan losses during the second quarter and the first six months of 2004. Moore Loans serves customers who have limited access to traditional automobile financing. Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest incomes. Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans expects to sustain a higher level of credit losses than traditional automobile financing sources. Throughout 2003, management implemented changes to the loan underwriting guidelines to improve asset quality on new loans. As a result, charge-offs started to decline in the second quarter of 2004. The majority of the charge-offs in the first quarter of 2004 occurred on loans originated under previous guidelines. Because Moore Loans provides financing in a relatively higher risk market, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources.

In addition to maintaining the allowance for loan losses, Moore Loans has retained dealer reserves that were established at the time a loan was made and was specific to each individual dealer. Loans charged off at Moore Loans have first been charged to the dealer reserves, to the extent that an individual dealer had reserves, and the remainder has been charged to the allowance for loan losses. Dealer reserves are a liability of Moore Loans and payable to individual dealers upon the termination of the relationship with Moore Loans and the payment of outstanding loans associated with a specific dealer. The following table summarizes the dealer reserves activity:

	Three Months Ended June 30,
(in 000’s)	2004	2003
Dealer reserves, beginning of period	$1,818	$2,148
Reserve holdback at loan origination	—	552
Loans charged off	(234)	(547)
Recoveries of loans previously charged off	—	59

Dealer reserves, end of period	$1,584	$2,212

	Six Months Ended June 30,
(in 000’s)	2004	2003
Dealer reserves, beginning of period	$2,119	$2,071
Reserve holdback at loan origination	21	1,167
Loans charged off	(618)	(1,123)
Recoveries of loans previously charged off	62	97

Dealer reserves, end of period	$1,584	$2,212

In order to conform its dealer agreements to standard industry practices, Moore Loans no longer originates loans with a dealer reserve provision. Existing dealer reserves at December 31, 2003 will be retained to absorb future losses for each dealer with a dealer reserve balance at December 31, 2003. The provision for loan losses and the corresponding allowance for loan losses at the Consumer Finance segment will increase in future periods as dealer reserves are reduced by virtue of loan charge-offs.

Non-Performing Assets

Retail and Mortgage Banking

(dollars in 000’s)	June 30, 2004	December 31, 2003
Non-accrual loans	$3,852	$1,993
Real estate owned	—	8

Total non-performing assets	$3,852	$2,001

Accruing loans past due for 90 days or more	$3,070	$1,092

Allowance for loan losses	$4,286	$4,256

Non-performing assets to total loans* and real estate owned	1.34%	.72%
Allowance for loan losses to total loans* and real estate owned	1.49	1.52
Allowance for loan losses to non-performing assets	111.27	212.69

*	Total loans above does not include consumer finance loans at Moore Loans, which are shown below.

Consumer Finance

(dollars in 000’s)	June 30, 2004	December 31, 2003
Non-accrual loans	$715	$1,149

Accruing loans past due for 90 days or more	$310	$233

Allowance for loan losses	$5,419	$4,401

Dealer reserves	$1,584	$2,119

Non-accrual consumer finance loans to total consumer finance loans	.82%	1.44%
Allowance for loan losses and dealer reserves to non-accrual consumer finance loans	979.44	567.45

Allowance for loan losses to total consumer finance loans	6.20%	5.52%
Dealer reserves to total consumer finance loans	1.81	2.66

Allowance for loan losses and dealer reserves to total consumer finance loans	8.01%	8.18%

The non-performing assets of the combined Retail and Mortgage Banking segment increased to $3.9 million as of June 30, 2004, compared with $2.0 million at December 31, 2003. This increase resulted primarily from one commercial real estate loan relationship that became more than 90 days delinquent after December 31, 2003. Management is closely monitoring this relationship. The non-accrual principal balance outstanding of this relationship is $2.9 million for which management allocated a reserve of $767,000 at December 31, 2003 based upon the assessment of this relationship and the fact that management expected that this relationship would become 90 days delinquent after December 31, 2003. The increase in non-accrual loans attributable to this relationship was offset in part by the removal of another commercial loan relationship approximating $996,000 from non-accrual status. While this relationship is contractually past due more than 90 days at June 30, 2004, management has determined that a return to accrual status is appropriate based on an evaluation of the net realizable value of the collateral and the improved financial strength of the borrower. Accruing loans past due 90 days or more at June 30, 2004 also included two loans approximating $1.3 million that are no longer delinquent after quarter end.

Non-performing assets of the Consumer Finance segment decreased to $715,000 at June 30, 2004 from $1.1 million at December 31, 2003 and the ratio of the allowance for loan losses and dealer reserves to non-accrual loans declined slightly. Throughout 2003, management implemented changes to the loan underwriting guidelines to improve asset quality on new loans. Charge-offs during the first half of 2004 included loans that were originated under previous guidelines and that had been non-performing at December 31, 2003. As previously mentioned, effective January 1, 2004, Moore Loans no longer originates loans with a dealer reserve provision. Therefore, the ratio of dealer reserves to total consumer finance loans declined from 2.66 percent at December 31, 2003 to 1.81 percent at June 30, 2004. The decline in the dealer reserves is offset in part by a higher provision for loan losses that resulted in an increase in the ratio of the allowance for loan losses to total consumer finance loans from 5.52 percent at December 31, 2003 to 6.20 percent at June 30, 2004.

FINANCIAL CONDITION

At June 30, 2004, the Corporation had total assets of $594.5 million compared with $573.5 million at December 31, 2003. The increase is principally a result of an increase in loans held for sale, loans held for investment, and cash and cash equivalents. These increases were offset in part by a decline in securities available for sale. At December 31, 2003, the Bank invested in short-term securities that had a slight effective yield advantage to the Bank’s overnight interest bearing account at the FHLB. These securities matured in the first quarter of 2004 and, to the extent these funds were not used to fund the increase in loans held for sale and loans held for investment, they were held in the Bank’s overnight interest bearing account at the FHLB at June 30, 2004.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

	June 30, 2004		December 31, 2003
(dollars in 000’s)	Amount	Percent	Amount	Percent
Real estate - mortgage	$81,323	22%	$78,638	22%
Real estate - construction	13,644	3	9,591	3
Commercial, financial and agricultural	169,801	45	167,207	47
Equity lines	13,816	4	13,044	3
Consumer	10,407	3	11,401	3
Consumer-Moore Loans	87,450	23	79,703	22

Total loans	376,441	100%	359,584	100%

Less unearned loan fees	(709)		(757)
Less allowance for loan losses
Retail and Mortgage Banking	(4,286)		(4,256)
Consumer Finance	(5,419)		(4,401)

Total loans, net	$366,027		$350,170

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	June 30, 2004		December 31, 2003
(dollars in 000’s)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$11,141	16%	$47,088	46%
Mortgage-backed securities	3,159	5	1,763	2
Obligations of states and
Political subdivisions	50,761	72	48,754	47

Total debt securities	65,061	93	97,605	95
Preferred stock	5,197	7	5,445	5

Total available for sale securities	$70,258	100%	$103,050	100%

The decline in securities occurred primarily in securities of U.S. government agencies and corporations as a result of the 2003 year-end investment in short-term securities with a slight effective yield advantage to the Bank’s overnight interest bearing account at the FHLB. These securities matured in January 2004.

Deposits

Deposits totaled $442.2 million at June 30, 2004 compared with $427.6 million at December 31, 2003. This increase was primarily attributable to the increase in non-interest bearing deposits, which totaled $78.1 million at June 30, 2004, compared with $64.7 million at December 31, 2003. The increase in deposits is primarily a result of an increase in deposits at the new branch in Newport News, Virginia and at branches in the Richmond, Virginia market.

Other Borrowings

Borrowings totaled $75.9 million at June 30, 2004 compared with $67.7 million at December 31, 2003. This increase occurred in the Consumer Finance segment’s line of credit and was used to fund this segment’s loan growth.

Liquidity

Liquid assets, which include cash and due from banks, interest bearing deposits at other banks and nonpledged securities available-for-sale, at June 30, 2004 totaled $92.5 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of June 30, 2004, an established line with the FHLB that had $20.0 million outstanding under a total line of $103.5 million as of June 30, 2004 and a revolving line of credit with a third party bank that had $46.0 million outstanding under a total line of $60 million as of June 30, 2004. Management has no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Total Capital (to Risk-Weighted Assets)
Corporation	$61,215	13.6%	$36,112	8.0%	N/A	N/A
Bank	55,283	12.4	35,621	8.0	$44,527	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	55,522	12.3	18,056	4.0	N/A	N/A
Bank	49,666	11.2	17,811	4.0	26,716	6.0
Tier I Capital (to Average Assets)
Corporation	55,522	9.7	22,861	4.0	N/A	N/A
Bank	49,666	8.8	22,615	4.0	28,269	5.0

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Corporation	$59,320	13.7%	$34,753	8.0%	N/A	N/A
Bank	52,602	12.3	34,279	8.0	$42,848	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	53,850	12.4	17,377	4.0	N/A	N/A
Bank	47,206	11.0	17,151	4.0	25,709	6.0
Tier I Capital (to Average Assets)
Corporation	53,850	9.6	22,505	4.0	N/A	N/A
Bank	47,206	8.5	22,202	4.0	27,753	5.0

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued no accounting pronouncements during the first six months of 2004 that are pertinent to the Corporation’s lines of business.

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Corporation’s assets and liabilities are primarily monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are reflected in the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or of which property of the Corporation or any of its subsidiaries is subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
April 1-30, 2004	1,800	$37.61	1,800	151,129
May 1-31, 2004	8,550	37.58	8,550	142,579
June 1-30, 2004	11,700	36.93	11,700	130,879

Total	22,050	37.24	22,050

[1]	On January 20, 2004, the Corporation’s board of directors authorized the repurchase of up to 5 percent of the Corporation’s common stock (approximately 180,629 shares) over the twelve months ending January 19, 2005. The stock may be purchased in the open market and/or in privately-negotiated transactions, as management and the board of directors determine prudent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

C&F Financial Corporation held its Annual Meeting of Shareholders on April 20, 2004. A quorum of shareholders was present, consisting of a total of 2,779,190 shares. At the Annual Meeting, the shareholders elected Joshua H. Lawson and Paul C. Robinson as Class II directors to serve on the Board of Directors until the 2007 Annual Meeting of Shareholders. The following Class III and Class I directors whose terms expire in 2005 and 2006 continued in office: J.P. Causey Jr., Barry R. Chernack, Larry G. Dillon, James H. Hudson III, and William E. O’Connell Jr.

The vote on director nominations was as follows:

	FOR	WITHHELD
Joshua H. Lawson	2,597,791	181,398
Paul C. Robinson	2,598,053	181,137

Also at the Annual Meeting, the shareholders approved the C&F Financial Corporation 2004 Incentive Stock Plan and reservation of 500,000 shares of Corporation common stock. The vote on this matter was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
1,814,402	352,020	150,317	462,451

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

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

3.2 Bylaws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

31.1 Certification of CEO pursuant to Rule 13a-14(a)

31.2 Certification of CFO pursuant to Rule 13a-14(a)

32 Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

On April 21, 2004, the Corporation filed a report on Form 8-K to announce the Corporation’s financial results for the first quarter ended March 31, 2004.

On May 25, 2004, the Corporation filed a report on Form 8-K to announce its declaration of a cash dividend payable July 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date August 6, 2004	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date August 6, 2004	/s/ Thomas F. Cherry
Thomas F. Cherry
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)