Form 10-Q
period 2004-09-30
C & F FINANCIAL CORP
filed 2004-11-05
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(804) 843-2360

(Registrant’s telephone number, including area code)

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

At November 2, 2004, the latest practicable date for determination, 3,543,354 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and due from banks	$14,307	$15,457
Interest bearing deposits in other banks	37,871	34,294

Total cash and cash equivalents	52,178	49,751
Securities-available for sale at fair value, amortized cost of $68,505 and $99,550, respectively	71,829	103,050
Loans held for sale, net	53,652	29,733
Loans, net	383,361	350,170
Federal Home Loan Bank stock	1,392	2,072
Corporate premises and equipment, net of accumulated depreciation	16,383	15,367
Accrued interest receivable	2,904	2,590
Goodwill	9,071	9,071
Other assets	11,393	11,742

Total assets	$602,163	$573,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing demand deposits	$77,453	$64,683
Savings and interest bearing demand deposits	182,371	176,732
Time deposits	184,345	186,220

Total deposits	444,169	427,635
Borrowings	76,956	67,733
Accrued interest payable	572	583
Other liabilities	11,853	12,211

Total liabilities	533,550	508,162

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,548,654 and 3,612,571 shares issued and outstanding, respectively)	3,549	3,612
Additional paid-in capital	40	1,010
Retained earnings	62,863	58,487
Accumulated other comprehensive income, net	2,161	2,275

Total shareholders’ equity	68,613	65,384

Total liabilities and shareholders’ equity	$602,163	$573,546

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$9,556	$9,015	$27,278	$26,935
Interest on other investments and fed funds	136	24	368	103
Interest on investment securities
U.S. government agencies and corporations	98	8	269	23
Tax-exempt obligations of states and political subdivisions	602	542	1,783	1,706
Corporate bonds and other	112	126	347	402

Total interest income	10,504	9,715	30,045	29,169

Interest expense
Savings and interest bearing deposits	295	380	845	1,212
Certificates of deposit, $100 or more	273	289	806	834
Other time deposits	668	858	2,076	2,675
Short-term borrowings and other	656	709	1,786	2,099

Total interest expense	1,892	2,236	5,513	6,820

Net interest income	8,612	7,479	24,532	22,349
Provision for loan losses	996	924	2,693	2,305

Net interest income after provision for loan losses	7,616	6,555	21,839	20,044

Other operating income
Gains on sales of loans	4,518	5,687	12,125	16,152
Service charges on deposit accounts	706	549	1,973	1,718
Other service charges and fees	1,093	1,304	3,058	3,638
Gains on calls of available for sale securities	7	29	40	185
Other income	266	419	907	1,234

Total other operating income	6,590	7,988	18,103	22,927

Other operating expenses
Salaries and employee benefits	6,541	6,317	18,816	18,651
Occupancy expenses	848	846	2,687	2,593
Other expenses	2,246	2,314	6,366	6,479

Total other operating expenses	9,635	9,477	27,869	27,723

Income before income taxes	4,571	5,066	12,073	15,248
Income tax expense	1,469	1,702	3,735	5,075

Net income	$3,102	$3,364	$8,338	$10,173

Per share data
Net income – basic	$.87	$.93	$2.33	$2.82
Net income – assuming dilution	$.84	$.89	$2.23	$2.69
Cash dividends paid and declared	$.22	$.18	$.66	$.52
Weighted average number of shares – basic	3,555,883	3,603,389	3,575,794	3,610,467
Weighted average number of shares – assuming dilution	3,708,549	3,790,053	3,738,040	3,776,312

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Income	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2003	$3,612	$1,010		$58,487	$2,275	$65,384

Comprehensive income Net income			$8,338	8,338		8,338
Other comprehensive loss, net of tax
Net change in unrealized net holding gains on securities, net of reclassification adjustment			(114)		(114)	(114)

Comprehensive income			$8,224

Repurchase of common stock	(72)	(1,103)		(1,608)		(2,783)

Stock options exercised	9	133				142

Cash dividends				(2,354)		(2,354)

Balance September 30, 2004	$3,549	$40		$62,863	$2,161	$68,613

Disclosure of Reclassification Amount:

Change in unrealized net holding gains on securities during period			$(140)
Less: reclassification adjustment for gains included in net income			(26)

Net change in unrealized net holding gains on securities			$(114)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2002	$3,650	$2,506		$48,161	$1,916	$56,233

Comprehensive income Net income			$10,173	10,173		10,173
Other comprehensive income, net of tax
Net change in unrealized net holding gains on securities, net of reclassification adjustment			193		193	193

Comprehensive income			$10,366

Repurchase of common stock	(80)	(2,182)				(2,262)

Stock options exercised	37	536				573
Cash dividends				(1,870)		(1,870)

Balance September 30, 2003	$3,607	$860		$56,464	$2,109	$63,040

Disclosure of Reclassification Amount:

Change in unrealized net holding gains on securities during period	$316
Less: reclassification adjustment for gains included in net income	(123)

Net change in unrealized net holding gains on securities	$193

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,338	$10,173
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,128	1,140
Amortization of intangible assets	99	109
Provision for loan losses	2,693	2,305
Accretion of discounts and amortization of premiums on investment securities, net	110	80
Net realized gains on calls of securities	(40)	(185)
Proceeds from sale of loans	656,452	937,415
Origination of loans held for sale	(680,371)	(900,614)
Change in other assets and liabilities:
Accrued interest receivable	(314)	(378)
Other assets	312	(1,268)
Accrued interest payable	(11)	(53)
Other liabilities	(358)	(7,494)

Net cash (used in) provided by operating activities	(11,962)	41,230

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	45,587	10,501
Purchase of securities available for sale	(14,612)	(3,726)
Net increase in customer loans	(35,884)	(22,897)
Purchase of corporate premises and equipment	(2,156)	(2,355)
Proceeds from sale of corporate premises and equipment	12	7
Redemption of Federal Home Loan Bank Stock	680	688

Net cash used in investing activities	(6,373)	(17,782)

Cash flows from financing activities:
Net increase in demand, interest bearing demand and savings deposits	18,409	15,738
Net (decrease) increase in time deposits	(1,875)	16,587
Net increase (decrease) in other borrowings	9,223	(18,835)
Repurchase of common stock	(2,783)	(2,262)
Proceeds from exercise of stock options	142	573
Cash dividends	(2,354)	(1,870)

Net cash provided by financing activities	20,762	9,931

Net increase in cash and cash equivalents	2,427	33,379
Cash and cash equivalents at beginning of period	49,751	18,331

Cash and cash equivalents at end of period	$52,178	$51,710

Supplemental disclosure
Interest paid	$5,524	$6,873
Income taxes paid	$3,945	$5,874

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of C&F Financial Corporation (the “Corporation”) and its subsidiary, Citizens and Farmers Bank (the “Bank”), with all significant intercompany transactions and accounts being eliminated in consolidation.

Stock-Based Compensation Plans: The Corporation has three stock-based compensation plans that are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income because all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

(in 000’s, except per share amounts)	Three Months Ended September 30,
	2004	2003
Net income, as reported	$3,102	$3,364
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(94)

Pro forma net income	$2,949	$3,270

Earnings per share:
Basic – as reported	$.87	$.93
Basic – pro forma	$.83	$.91
Diluted – as reported	$.84	$.89
Diluted – pro forma	$.80	$.86

(in 000’s, except per share amounts)	Nine Months Ended September 30,
	2004	2003
Net income, as reported	$8,338	$10,173
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(408)	(266)

Pro forma net income	$7,930	$9,907

Earnings per share:
Basic – as reported	$2.33	$2.82
Basic – pro forma	$2.22	$2.74
Diluted – as reported	$2.23	$2.69
Diluted – pro forma	$2.12	$2.62

Note 2

Diluted earnings per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first nine months of 2004, the Corporation repurchased 26,200 shares of its common stock in privately negotiated transactions and 46,350 shares in open-market transactions at prices ranging from $35.00 to $41.50 per share. During the first nine months of 2003, the Corporation repurchased 80,000 shares of its common stock in privately negotiated transactions at prices between $28.00 and $28.50 per share.

Note 4

Securities in an unrealized loss position at September 30, 2004, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position because management believes that the decline in value is temporary and the Corporation has the intent and demonstrated ability to hold securities to scheduled maturity or call dates.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$4,003	$8	$—	$—	$4,003	$8
Obligations of states and political subdivisions	1,047	4	268	8	1,315	12

Subtotal-debt securities	5,050	12	268	8	5,318	20

Preferred stock	371	22	578	50	949	72

Total temporarily impaired securities	$5,421	$34	$846	$58	$6,267	$92

Note 5

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended September 30,
	2004	2003
Service cost	$105	$79
Interest cost	64	54
Expected return on plan assets	(58)	(48)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	1
Amortization of net loss	9	6

Net periodic benefit cost	$120	$91

(in 000’s)	Nine Months Ended September 30,
	2004	2003
Service cost	$315	$237
Interest cost	192	162
Expected return on plan assets	(174)	(144)
Amortization of net obligation at transition	(3)	(3)
Amortization of prior service cost	3	3
Amortization of net loss	27	18

Net periodic benefit cost	$360	$273

In December 2003, the Bank made a $1,279,806 cash payment to the plan. This payment was the maximum tax-deductible contribution for 2004 allowable under the Internal Revenue Code.

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from investment management,

•	an insurance company that derives revenues from insurance services,

•	a title company that derives revenues from title insurance services, and

•	a settlement company that derives revenues from residential mortgage loan settlement services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

The following table presents segment information for the three and nine months ended September 30, 2004 and 2003.

Three Months Ended September 30, 2004

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,403	$660	$3,939	$—	$(498)	$10,504
Gains on sales of loans	—	4,526	—	—	(8)	4,518
Other	963	861	3	245	—	2,072

Total operating income	7,366	6,047	3,942	245	(506)	17,094

Expenses:
Interest expense	1,411	170	810	—	(499)	1,892
Provision for loan losses	25	—	971	—	—	996
Salaries and employee benefits	2,510	3,426	545	45	15	6,541
Other	1,336	1,078	630	50	—	3,094

Total operating expenses	5,282	4,674	2,956	95	(484)	12,523

Income before income taxes	2,084	1,373	986	150	(22)	4,571
Provision for income taxes	516	522	375	56	—	1,469

Net income	$1,568	$851	$611	$94	$(22)	$3,102

Total assets	$519,588	$59,160	$99,187	$23	$(75,795)	$602,163
Capital expenditures	$715	$51	$12	$1	$—	$779

Three Months Ended September 30, 2003

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,156	$1,000	$3,217	$—	$(658)	$9,715
Gains on sales of loans	—	5,687	—	—	—	5,687
Other	807	1,121	19	354	—	2,301

Total operating income	6,963	7,808	3,236	354	(658)	17,703

Expenses:
Interest expense	1,866	356	672	—	(658)	2,236
Provision for loan losses	150	—	774	—	—	924
Salaries and employee benefits	2,153	3,511	533	120	—	6,317
Other	1,398	1,255	439	68	—	3,160

Total operating expenses	5,567	5,122	2,418	188	(658)	12,637

Income before income taxes	1,396	2,686	818	166	—	5,066
Provision for income taxes	307	1,021	311	63	—	1,702

Net income	$1,089	$1,665	$507	$103	$—	$3,364

Total assets	$481,063	$77,355	$88,083	$776	$(82,605)	$564,672
Capital expenditures	$348	$7	$3	$—	$—	$358

Nine Months Ended September 30, 2004

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$18,605	$1,701	$11,037	$—	$(1,298)	$30,045
Gains on sales of loans	—	12,133	—	—	(8)	12,125
Other	2,750	2,442	25	761	—	5,978

Total operating income	21,355	16,276	11,062	761	(1,306)	48,148

Expenses:
Interest expense	4,249	368	2,195	—	(1,299)	5,513
Provision for loan losses	25	—	2,668	—	—	2,693
Salaries and employee benefits	7,387	9,487	1,636	291	15	18,816
Other	4,244	3,019	1,650	140	—	9,053

Total operating expenses	15,905	12,874	8,149	431	(1,284)	36,075

Income before income taxes	5,450	3,402	2,913	330	(22)	12,073
Provision for income taxes	1,210	1,293	1,107	125	—	3,735

Net income	$4,240	$2,109	$1,806	$205	$(22)	$8,338

Total assets	$519,588	$59,160	$99,187	$23	$(75,795)	$602,163
Capital expenditures	$1,848	$271	$36	$1	$—	$2,156

Nine Months Ended September 30, 2003

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$18,704	$3,185	$9,125	$—	$(1,845)	$29,169
Gains on sales of loans	—	16,152	—	—	—	16,152
Other	2,569	3,170	35	1,001	—	6,775

Total operating income	21,273	22,507	9,160	1,001	(1,845)	52,096

Expenses:
Interest expense	5,777	931	1,987	—	(1,845)	6,820
Provision for loan losses	450	—	1,855	—	—	2,305
Salaries and employee benefits	6,213	10,583	1,408	447	—	18,651
Other	4,214	3,333	1,339	186	—	9,072

Total operating expenses	16,654	14,847	6,559	633	(1,845)	36,848

Income before income taxes	4,619	7,660	2,601	368	—	15,248
Provision for income taxes	1,036	2,911	988	140	—	5,075

Net income	$3,583	$4,749	$1,613	$228	$—	$10,173

Total assets	$481,063	$77,355	$88,083	$776	$(82,604)	$564,672
Capital expenditures	$2,145	$201	$9	$—	$—	$2,355

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans and on which the Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans and charges the Consumer Finance segment interest at LIBOR plus 250 basis points. The Retail Banking segment acquires construction/permanent and lot loans and home equity lines of credit from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives and future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

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

Allowance for Loan Losses: The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when management believes that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

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

Impairment of Securities: Impairment of investment securities results in a write-down that must be included in net income when a market decline below cost is other-than-temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market, the duration of that market decline, the financial health of and specific prospects for the issuer and management’s ability and intention with regard to holding the security to maturity.

Valuation of Derivatives: The Corporation enters into rate lock commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 45 to 120 days. For such rate lock commitments, the Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby an investor commits to buy the loan at the time the borrower commits to an interest rate with the intent that the investor has assumed the interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

Defined Benefit Pension Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as defined by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension and postretirement benefit expense using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets, and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, may impact pension expense as measured in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

Accounting for Income Taxes: Determining the Corporation’s effective tax rate requires significant judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Corporation’s tax returns are subject to audit by various tax authorities. Although management believes that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the historical income tax provision and accrual.

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

The Corporation reported quarterly net income of $3.1 million, or $.84 per diluted share, for the third quarter ended September 30, 2004, compared with $3.4 million, or $.89 per diluted share, for the third quarter ended September 30, 2003. The Corporation’s annualized ROA was 2.09 percent for the third quarter of 2004, compared with 2.38 percent for the same quarter of 2003, and its annualized ROE was 18.48 percent for the third quarter of 2004, compared with 21.74 percent for the same quarter of 2003.

The Corporation reported net income of $8.3 million, or $2.23 per diluted share, for the first nine months of 2004, compared with $10.2 million, or $2.69 per diluted share, for the first nine months of 2003. The Corporation’s annualized ROA was 1.91 percent for the first nine months of 2004, compared with 2.50 percent for the same period of 2003, and its annualized ROE was 16.83 percent for the first nine months of 2004, compared to 22.8 percent for the same period of 2003.

The decreases in the Corporation’s primary performance measures for the three months and nine months ended September 30, 2004 were primarily attributable to a decrease in the earnings of the Mortgage Banking segment. The decline in earnings of the Mortgage Banking segment was partly offset by increased earnings from the Retail Banking and the Consumer Finance segments. The decrease in this year’s earnings follows record earnings in 2003, driven by Mortgage Banking segment growth that resulted from the mortgage banking industry’s high level of loan refinancings.

Retail Banking: Net income for the Retail Banking segment increased approximately $479,000 to $1.6 million for the quarter ended September 30, 2004 and approximately $657,000 to $4.2 million for the nine months ended September 30, 2004. The improvement in the performance of the Retail Banking segment resulted from an increase in net interest margin, reflecting both a higher level of earning assets and the recent increase in interest rates, and from a reduction in the provision for loan losses. The initial costs associated with the expansion of the Retail Banking segment into the Peninsula and Hanover markets of Virginia and an increase in operations and administrative personnel to support growth partly offset these improvements. Final plans are being reviewed and construction is expected to begin before the end of 2004 for two new branches on the Virginia Peninsula, and new commercial loan officers have been employed for both the Newport News and Richmond, Virginia markets. Most recently, the Retail Banking segment acquired a facility located at Stonehouse Commerce Park in James City County, Va. for the relocation of its operations departments in 2005.

Mortgage Banking: Net income for the Mortgage Banking segment decreased approximately $814,000 to $851,000 for the quarter ended September 30, 2004 and $2.6 million to $2.1 million for the nine months ended September 30, 2004. This decrease resulted from a decline in the gains on sales of loans, which was offset in part by lower production-based compensation. As mortgage rates began to increase in the third quarter of 2003, the Mortgage Banking segment began experiencing a decline in loan originations for mortgage refinancings, resulting in a decline in the gain on sales of loans. For the third quarter of 2004, loan originations at C&F Mortgage for new and resale home purchases totaled $119.8 million, compared with $174.2 million for the third quarter of 2003. Loans for refinancings were $123.9 million for this year’s third quarter and $163.7 million for the same period last year. For the first nine months of 2004, loan originations for new and resale home purchases were $403.7 million, compared with $432.3 million for the same period of 2003. Loans for refinancings were $276.7 million for the first nine months of this year and $468.3 million for the same period last year. In addition to the decrease in overall volume, the volume of variable-rate loans originated versus fixed-rate loans has increased. The gain on sales of variable-rate loans is less than that of fixed-rate loans. The volume of mortgage loan applications and the level of the mortgage loan pipeline are following a more normal seasonal pattern in 2004 than in 2003, and thus, management expects that the second and third quarters will be this year’s peak earnings periods for the Mortgage Banking segment, and that mortgage loan originations in the fourth quarter of 2004 will be more comparable to the fourth quarter of 2003 when the impact of mortgage rate increases began to reduce loan demand. Future earnings for the Mortgage Banking segment will be affected by any changes in interest rates, the composition of loans held for sale and the volume of new and resale home sales and loan refinancings.

Consumer Finance: Net income for the Consumer Finance segment increased approximately $104,000 to $611,000 for the quarter ended September 30, 2004 and approximately $193,000 to $1.8 million for the nine months ended September 30, 2004. A 14.9 percent increase in third quarter average loans outstanding and a 15.9 percent increase in nine-month average loans outstanding favorably impacted net earnings for the periods. However, net earnings in 2004 also included a $122,000 after-tax increase in the provision for loan losses for the third quarter and a $504,000 after-tax increase in the provision for loan losses for the first nine months of 2004 as a result of higher charge-offs against the allowance for loan losses versus dealer reserves in 2004. Effective January 1, 2004, the Consumer Finance segment no longer originates loans that provide for dealer reserves. In addition, net earnings for 2004 included an increase in operating expenses to support growth and technology investments. Management expects that the continuing investments in technology to create future efficiencies and that the initial salary costs associated with the expansion of the Consumer Finance segment into the Northern Virginia and Nashville, Tenn. markets will affect short-term earnings of the Consumer Finance segment.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents the average balances of interest-earning assets with related annualized yields and interest bearing liabilities with related annualized rates. Loans placed on a non-accrual status are included in the balances and in the computation of yields, upon which they had no material effect. The yields on tax-exempt earning assets are on a taxable-equivalent basis, which converts the income on tax-free loans and investments to the equivalent yield as if taxes were paid using the federal corporate income tax rate of 34 percent.

Selected Average Balance Sheet Data

(dollars in 000’s)	Three Months Ended
	September 30, 2004		September 30, 2003
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$70,720	6.51%	$54,588	7.23%
Loans held for sale	50,516	5.23	101,049	3.96
Loans held for investment	384,752	9.25	353,607	9.07
Fed funds sold / interest bearing deposits at other banks	39,981	1.35	10,727.89

Total earning assets	$545,969	7.94%	$519,971	7.71%

Time and savings deposits	$365,901	1.35%	$346,361	1.76%
Other borrowings	75,544	3.47	80,761	3.50

Total interest bearing liabilities	$441,445	1.71%	$427,122	2.09%

Net interest margin		6.56%		5.99%

(dollars in 000’s)	Nine Months Ended
	September 30, 2004		September 30, 2003
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$70,711	6.42%	$57,435	7.23%
Loans held for sale	44,978	5.04	84,440	5.04
Loans held for investment	370,406	9.13	345,911	9.18
Fed funds sold / interest bearing deposits at other banks	46,927	1.04	12,857	1.07

Total earning assets	$533,022	7.71%	$500,643	8.05%

Time and savings deposits	$362,295	1.37%	$337,607	1.87%
Other borrowings	72,436	3.29	76,215	3.68

Total interest bearing liabilities	$434,731	1.69%	$413,822	2.20%

Net interest margin		6.33%		6.23%

Net interest income, on a taxable equivalent basis, for the three months ended September 30, 2004 was $8.9 million, an increase of $1.1 million, or 14.9 percent, from $7.8 million for the three months ended September 30, 2003. Net interest income, on a taxable equivalent basis, for the nine months ended September 30, 2004 was $25.3 million, an increase of $2.0 million, or 8.5 percent, from $23.3 million for the comparable period in 2003. The net interest margin increased to 6.56 percent for the third quarter of 2004 from 5.99 percent for the third quarter of 2003 and to 6.33 percent for the first nine months of 2004 from 6.23 percent for the first nine months of 2003.

The increase in net interest margin for the third quarter and nine months ended September 30, 2004 reflects the increase in higher-yielding average earning assets. Average interest earning assets increased 5.0 percent for the third quarter of 2004 and 6.5 percent for the first nine months of 2004. Average loans held for investment for the third quarter of 2004 increased $31.1 million, which was accompanied by an 18-basis-point increase in yield. The improvement in yield reflects the impact of a 75-basis-point third quarter increase in the prime rate on the Retail Segment’s adjustable rate loan portfolio. Average loans held for investment for the first nine months of 2004 increased $24.5 million, but experienced a 5-basis-point decline in yield. This decrease was a result of the continued lower interest rate environment prior to the recent increases in the prime rate and the competitive environment for loan demand.

Average loans held for sale declined $50.5 million for the three months and $39.5 million for the nine months ended September 30, 2004 because of the increase in mortgage interest rates that began in the third quarter of 2003. This increase in interest rates caused a decline in origination levels. The yield on loans held for sale increased 127 basis points for the third quarter of 2004 and remained the same for the first nine months of 2004. The increase in the third quarter is a result of the continued upward movement in mortgage interest rates.

Average securities available for sale increased $16.1 million for the three months ended September 30, 2004, and in the same period the average yield on these securities declined 72 basis points. For the nine months ended September 30, 2004, average securities available for sale increased $13.3 million and the average yield declined 81 basis points. The decline in the tax-equivalent yields resulted from the maturities and calls of higher-yielding securities during 2003 and 2004, coupled with the reinvestment of proceeds in lower-yielding securities as a result of the lower rate environment.

For the three months ended September 30, 2004, average interest earning deposits at other banks (primarily the Federal Home Loan Bank) increased $29.3 million and their quarterly average yield increased by 46 basis points as a result of the recent increase in short-term interest rates. For the nine months ended September 30, 2004, average interest earning deposits at other banks increased $34.1 million and their year-to-date average yield declined 3 basis points. The increase in average interest earning deposits at other banks reflected deposit growth in excess of loan demand, which resulted in excess funds in lower-yielding accounts.

The 41-basis-point decrease in the cost of deposits for the third quarter and the 50-basis-point decrease for the nine months ended September 30, 2004 were a result of the falling interest rate environment in prior periods. This environment resulted in decreases in the rates paid on savings and interest bearing checking accounts and the repricing of maturing certificates of deposit at lower rates. Although interest rates increased in the third quarter of 2004, deposits will reprice gradually as existing certificates of deposit mature in future periods. The decrease in the rate on other borrowings for the nine months ended September 30, 2004 resulted from a lower LIBOR-based rate on Moore Loans’ line of credit with an unrelated third party, coupled with the repayment of $8 million in debt that carried interest rates of 6 percent to 8 percent and that was associated with the acquisition of Moore Loans. The rate on other borrowings declined in the third quarter of 2004 to a lesser extent because the

LIBOR-based rate on Moore Loans’ line of credit repriced simultaneously as interest rates rose in the third quarter. Management expects that the cost of interest bearing liabilities will continue to increase as short-term interest rates increase.

Non-Interest Income

	Three Months Ended September 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,5268	$—	$(8)	$4,518
Service charges on deposit accounts	706	—	—	—	706
Other service charges and fees	238	855	—	—	1,093
Gain on calls of available for sale securities	7	—	—	—	7
Other income	12	6	3	245	266

Total non-interest income	$963	$5,387	$3	$237	$6,590

	Three Months Ended September 30, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$5,687	$—	$—	$5,687
Service charges on deposit accounts	549	—	—	—	549
Other service charges and fees	205	1,099	—	—	1,304
Gain on calls of available for sale securities	29	—	—	—	29
Other income	24	22	19	354	419

Total non-interest income	$807	$6,808	$19	$354	$7,988

	Nine Months Ended September 30, 2004

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$12,133	$—	$(8)	$12,125
Service charges on deposit accounts	1,973	—	—	—	1,973
Other service charges and fees	631	2,426	—	—	3,057
Gain on calls of available for sale securities	40	—	—	—	40
Other income	106	16	25	761	908

Total non-interest income	$2,750	$14,575	$25	$753	$18,103

	Nine Months Ended September 30, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$16,152	$—	$—	$16,152
Service charges on deposit accounts	1,718	—	—	—	1,718
Other service charges and fees	545	3,093	—	—	3,638
Gain on calls of available for sale securities	185	—	—	—	185
Other income	121	77	35	1,001	1,234

Total non-interest income	$2,569	$19,322	$35	$1,001	$22,927

Total non-interest income decreased $1.4 million, or 17.5 percent, to $6.6 million for the three months ended September 30, 2004 and $4.8 million, or 21.0 percent, to $18.1 million for the nine months ended September 30, 2004. The three-month and nine-month decreases in 2004 were mainly attributable to decreases in gains on sales of loans and other service charges and fees resulting from decreases in the volume of loans closed and sold by the Mortgage Banking segment. In addition, gains on calls of available for sale securities at the Retail Banking segment decreased as a result of fewer calls in 2004. Decreases for the three-month and nine-month periods were offset in part by higher service charge income on deposit accounts resulting from deposit growth.

Non-Interest Expense

	Three Months Ended September 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$2,510	$3,426	$545	$60	$6,541
Occupancy expense	477	298	66	6	847
Other expenses	859	780	564	44	2,247

Total non-interest expense	$3,846	$4,504	$1,175	$110	$9,635

	Three Months Ended September 30, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$2,153	$3,511	$533	$120	$6,317
Occupancy expense	518	274	47	7	846
Other expenses	880	981	392	61	2,314

Total non-interest expense	$3,551	$4,766	$972	$188	$9,477

	Nine Months Ended September 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,387	$9,487	$1,636	$306	$18,816
Occupancy expense	1,618	876	175	18	2,687
Other expenses	2,626	2,143	1,475	122	6,366

Total non-interest expense	$11,631	$12,506	$3,286	$446	$27,869

	Nine Months Ended September 30, 2003
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$6,213	$10,583	$1,408	$447	$18,651
Occupancy expense	1,672	756	144	21	2,593
Other expenses	2,542	2,577	1,195	165	6,479

Total non-interest expense	$10,427	$13,916	$2,747	$633	$27,723

Total non-interest expense increased $158,000, or 1.7 percent, to $9.6 million for the three months ended September 30, 2004 and changed less than 1 percent from last year’s level for the nine months ended September 30, 2004. The Retail Banking and the Consumer Finance segments reported increases in total non-interest expenses that were primarily attributable to higher personnel and operating expenses to support growth at both the Retail Banking and the Consumer Finance segments and technology enhancements at the Consumer Finance segment. The Retail Banking segment opened a new branch in Mechanicsville, Va. at the end of 2003 and a new branch in Newport News, Va. in January of 2004. Start-up costs associated with the Bank’s expansion efforts will continue throughout 2004 as the Bank expects to begin construction by year end of two new branches on the Virginia Peninsula. Additional costs will be incurred as the Retail Banking segment relocates its operations departments to a new facility in 2005. The Consumer Finance segment continues to invest in both technology and people to create efficiencies and serve new markets. Additional personnel have been hired to begin serving the Northern Virginia and Nashville, Tenn. markets. A decrease in non-interest expenses for the Mortgage Banking segment resulted from lower production-based compensation and operating expenses.

Income Taxes

Income tax expense for the third quarter of 2004 totaled $1.5 million, an effective tax rate of 32.1 percent, compared with $1.7 million, or 33.6 percent, for the third quarter of 2003. Income tax expense for the first nine months of 2004 totaled $3.7 million, an effective tax rate of 30.9 percent, compared with $5.1 million, or 33.3 percent, for the first nine months of 2003. The decrease in the effective tax rate for the three months and nine months ended September 30, 2004 resulted from a higher proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions The change in the composition of earnings mainly reflects the lower earnings at the Mortgage Banking segment.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance and loans charged off, net of recoveries, reduces the allowance. The following table summarizes the allowance activity for periods indicated:

	Three Months Ended September 30, 2004
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,286	$5,419	$9,705
Provision for loan losses	25	971	996

	4,311	6,390	10,701

Loans charged off	(67)	(536)	(603)
Recoveries of loans previously charged off	38	285	323

Net loans charged off	(29)	(251)	(280)

Allowance, end of period	$4,282	$6,139	$10,421

	Three Months Ended September 30, 2003
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,068	$3,394	$7,462
Provision for loan losses	150	774	924

	4,218	4,168	8,386

Loans charged off	(24)	(416)	(440)
Recoveries of loans previously charged off	7	195	202

Net loans charged off	(17)	(221)	(238)

Allowance, end of period	$4,201	$3,947	$8,148

	Nine Months Ended September 30, 2004
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,256	$4,401	$8,657
Provision for loan losses	25	2,668	2,693

	4,281	7,069	11,350

Loans charged off	(75)	(1,710)	(1,785)
Recoveries of loans previously charged off	76	780	856

Net loans charged off	1	(930)	(929)

Allowance, end of period	$4,282	$6,139	$10,421

	Nine Months Ended September 30, 2003
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$3,765	$2,957	$6,722
Provision for loan losses	450	1,855	2,305

	4,215	4,812	9,027

Loans charged off	(75)	(1,341)	(1,416)
Recoveries of loans previously charged off	61	476	537

Net loans charged off	(14)	(865)	(879)

Allowance, end of period	$4,201	$3,947	$8,148

During the three and nine months ended September 30, 2004, the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments remained basically unchanged. Management believes that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of Moore Loans, accounted for the majority of the activity in the allowance for loan losses during the third quarter and the first nine months of 2004. In addition to maintaining the allowance for loan losses, Moore Loans has retained dealer reserves that were established at the time a loan was made and are specific to each individual dealer. Loans charged off at Moore Loans have first been charged to the dealer reserves, to the extent that an individual dealer had reserves, and the remainder has been charged to the allowance for loan losses. Dealer reserves are a liability of Moore Loans and payable to individual dealers upon the termination of the relationship with Moore Loans and the payment of outstanding loans associated with a specific dealer. In order to conform its dealer agreements to standard industry practices, Moore Loans no longer originates loans with a dealer reserve provision. However, existing dealer reserves at December 31, 2003 were retained to absorb future losses for each specific dealer. The provision for loan losses and the corresponding allowance for loan losses at the Consumer Finance segment will increase in future periods as dealer reserves are reduced by virtue of loan charge-offs or balance pay-offs to dealers. The following table summarizes the dealer reserves activity:

(in 000’s)	Three Months Ended September 30,
	2004	2003
Dealer reserves, beginning of period	$1,584	$2,212
Reserve holdback at loan origination	—	600
Loans charged off	(302)	(711)
Recoveries of loans previously charged off	—	68

Dealer reserves, end of period	$1,282	$2,169

(in 000’s)	Nine Months Ended September 30,
	2004	2003
Dealer reserves, beginning of period	$2,119	$2,071
Reserve holdback at loan origination	21	1,767
Loans charged off	(920)	(1,834)
Recoveries of loans previously charged off	62	165

Dealer reserves, end of period	$1,282	$2,169

Moore Loans serves customers who have limited access to traditional automobile financing. Moore Loans’ typical borrowers have experienced prior credit difficulties or have modest incomes. Because Moore Loans serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Moore Loans expects to sustain a higher level of credit losses than traditional automobile financing sources. Throughout 2003, management implemented changes to the loan underwriting guidelines to improve asset quality on new loans. As a result, aggregate charge-offs to the allowance for loan losses and dealer reserves declined in both the third quarter and the first nine months of 2004. Because Moore Loans provides financing in a relatively higher risk market, Moore Loans generally charges interest at higher rates than those charged by traditional financing sources.

Non-Performing Assets

Retail and Mortgage Banking

(dollars in 000’s)	September 30, 2004	December 31, 2003
Non-accrual loans	$3,794	$1,993
Real estate owned	—	8

Total non-performing assets	$3,794	$2,001

Accruing loans past due for 90 days or more	$2,178	$1,092

Allowance for loan losses	$4,282	$4,256

Non-performing assets to total loans* and real estate owned	1.25%	.72%
Allowance for loan losses to total loans* and real estate owned	1.42	1.52
Allowance for loan losses to non-performing assets	112.86	212.69

*Total	loans above does not include consumer finance loans at Moore Loans, which are shown below.

Consumer Finance

(dollars in 000’s)	September 30, 2004	December 31, 2003
Non-accrual loans	$942	$1,149

Accruing loans past due for 90 days or more	$412	$233

Allowance for loan losses	$6,139	$4,401

Dealer reserves	$1,282	$2,119

Non-accrual consumer finance loans to total consumer finance loans	1.03%	1.44%
Allowance for loan losses and dealer reserves to non-accrual consumer finance loans	787.93	567.45

Allowance for loan losses to total consumer finance loans	6.72%	5.52%
Dealer reserves to total consumer finance loans	1.40	2.66

Allowance for loan losses and dealer reserves to total consumer finance loans	8.12%	8.18%

The non-performing assets of the combined Retail and Mortgage Banking segment increased to $3.8 million as of September 30, 2004, compared with $2.0 million at December 31, 2003. This increase resulted primarily from one commercial real estate loan relationship that became more than 90 days delinquent and was placed on nonaccrual status in the first quarter of 2004. Management is closely monitoring this relationship. The non-accrual principal balance outstanding of this relationship is $2.9 million for which management allocated a reserve of $767,000 at December 31, 2003 based upon the assessment of this relationship and the fact that management expected that this relationship would become 90 days delinquent after December 31, 2003. The increase in non-accrual loans attributable to this relationship was offset in part by the removal of another commercial loan relationship approximating $996,000 from non-accrual status. While this relationship is contractually past due more than 90 days at September 30, 2004, management has determined that a return to accrual status is appropriate based on an evaluation of the net realizable value of the collateral, the improved financial strength of the borrower and a sustained period of contractual repayment performance.

Non-performing assets of the Consumer Finance segment decreased to $942,000 at September 30, 2004 from $1.1 million at December 31, 2003 and the ratio of the allowance for loan losses and dealer reserves to non-accrual loans declined slightly. Throughout 2003, management implemented changes to the loan underwriting guidelines to improve asset quality on new loans. Charge-offs during the first half of 2004 included loans that were originated under previous guidelines and that were non-performing at December 31, 2003. As previously mentioned, effective January 1, 2004, Moore Loans no longer originates loans with a dealer reserve provision. Therefore, the ratio of dealer reserves to total consumer finance loans declined from 2.66 percent at December 31, 2003 to 1.40 percent at September 30, 2004. The decline in the dealer reserves is offset in part by a higher provision for loan losses that resulted in an increase in the ratio of the allowance for loan losses to total consumer finance loans from 5.52 percent at December 31, 2003 to 6.72 percent at September 30, 2004.

FINANCIAL CONDITION

At September 30, 2004, the Corporation had total assets of $602.2 million compared with $573.5 million at December 31, 2003. The increase is principally a result of increases in loans held for sale, loans held for investment, and cash and cash equivalents. These increases were offset in part by a decline in securities available for sale. At December 31, 2003, the Bank invested in short-term securities that had a slight effective yield advantage to the Bank’s overnight interest bearing account at the FHLB. These securities matured in the first quarter of 2004, and, to the extent these funds were not used to fund the increase in loans held for sale, loans held for investment and additional securities purchases, they were held in the Bank’s overnight interest bearing account at the FHLB at September 30, 2004.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(dollars in 000’s)	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Real estate - mortgage	$82,202	21%	$78,638	22%
Real estate - construction	15,091	4	9,591	3
Commercial, financial and agricultural	179,136	45	167,207	47
Equity lines	16,725	4	13,044	3
Consumer	9,888	3	11,401	3
Consumer-Moore Loans	91,442	23	79,703	22

Total loans	394,484	100%	359,584	100%

Less unearned loan fees	(702)		(757)
Less allowance for loan losses
Retail and Mortgage Banking	(4,282)		(4,256)
Consumer Finance	(6,139)		(4,401)

Total loans, net	$383,361		$350,170

The increase in loans held for investment occurred predominantly in (1) the variable-rate categories of real estate construction and commercial loans and (2) the fixed-rate category of consumer loans at Moore Loans. Typically, growth in the variable-rate categories will favorably impact net interest margin in a rising interest rate environment. There was also growth in fixed-rate consumer loans at Moore Loans. These loans are funded by variable-rate borrowings, so net interest margin will be negatively impacted in a rising interest rate environment.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(dollars in 000’s)	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$10,287	14%	$47,088	46%
Mortgage-backed securities	2,742	4	1,763	2
Obligations of states and political subdivisions	53,248	74	48,754	47

Total debt securities	66,277	92	97,605	95
Preferred stock	5,552	8	5,445	5

Total available for sale securities	$71,829	100%	$103,050	100%

The decline in securities available for sale reflects the January 2004 maturation of the Bank’s investment in short-term securities of U.S. government agencies and corporations.

Deposits

Deposits totaled $444.2 million at September 30, 2004, compared with $427.6 million at December 31, 2003. This increase was primarily attributable to the increase in non-interest bearing deposits, which totaled $77.5 million at September 30, 2004, compared with $64.7 million at December 31, 2003. The increase in deposits is primarily a result of an increase in deposits at the new branch in Newport News, Va. and at branches in the Richmond, Va. market.

Other Borrowings

Borrowings totaled $77.0 million at September 30, 2004, compared with $67.7 million at December 31, 2003. This increase occurred in the Consumer Finance segment’s line of credit and was used to fund this segment’s loan growth.

Liquidity

Liquid assets, which include cash and due from banks, interest bearing deposits at other banks and nonpledged securities available-for-sale, totaled $92.5 million at September 30, 2004. The Corporation’s borrowing sources consist of (1) an established federal funds line with a regional correspondent bank that had no outstanding balance under a total line of $14.0 million as of September 30, 2004, (2) an established line with the FHLB that had $20.0 million outstanding under a total line of $113.9 million as of September 30, 2004 and (3) a revolving line of credit with a third party bank that had $48.6 million outstanding under a total line of $60 million as of September 30, 2004. Management has no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004:
Total Capital (to Risk-Weighted Assets)
Corporation	$63,272	13.6%	$37,264	8.0%	N/A	N/A
Bank	56,974	12.4	36,779	8.0	$45,974	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	57,293	12.3	18,632	4.0	N/A	N/A
Bank	51,170	11.1	18,390	4.0	27,584	6.0
Tier I Capital (to Average Assets)
Corporation	57,293	9.8	23,385	4.0	N/A	N/A
Bank	51,170	8.9	23,127	4.0	28,908	5.0

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Corporation	$59,320	13.7%	$34,753	8.0%	N/A	N/A
Bank	52,602	12.3	34,279	8.0	$42,848	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	53,850	12.4	17,377	4.0	N/A	N/A
Bank	47,206	11.0	17,151	4.0	25,709	6.0
Tier I Capital (to Average Assets)
Corporation	53,850	9.6	22,505	4.0	N/A	N/A
Bank	47,206	8.5	22,202	4.0	27,753	5.0

Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Corporation has adopted SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material effect on either the Corporation’s consolidated financial position or consolidated results of operations.

Effective March 31, 2004, Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the securities for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investments, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines than an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed. Management does not anticipate that this guidance will have a material effect on either the Corporation’s consolidated financial position or consolidated results of operations.

EITF No. 03-16, Accounting for Investments in Limited Liability Companies, was ratified by the FASB and is effective for reporting periods beginning after June 15, 2004. APB Opinion No. 18, The Equity Method of Accounting Investments in Common Stock (“APB 18”), prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, Investments in Partnership Ventures, of APB 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investments, the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (“LLCs”) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. Management does not anticipate that this requirement will have a material effect on either the Corporation’s consolidated financial position or consolidated results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
July 1-31, 2004	3,200	$35.23	3,200	127,679
August 1-31, 2004	19,100	35.54	19,100	108,579
September 1-30, 2004	500	36.00	500	108,079

Total	22,800	35.51	22,800

[1]	On January 20, 2004, the Corporation’s board of directors authorized the repurchase of up to 5 percent of the Corporation’s common stock (approximately 180,629 shares) over the twelve months ending January 19, 2005. The stock may be purchased in the open market and/or in privately negotiated transactions, as management and the board of directors deem prudent.

ITEM 6. EXHIBITS

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

C&F FINANCIAL CORPORATION

(Registrant)

Date November 5, 2004	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date November 5, 2004	/s/ Thomas F. Cherry
Thomas F. Cherry
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)