Form 10-K
period 2004-12-31
C & F FINANCIAL CORP
filed 2005-03-03
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code: (804) 843-2360

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $112,261,574 as of June 30, 2004.

The number of shares of the registrant’s common stock outstanding as of February 15, 2005 was 3,553,654.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 15, 2005 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 19, 2005, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

C&F Financial Corporation is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole subsidiary, Citizens and Farmers Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. The Bank has the following five wholly-owned subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•	C&F Mortgage Corporation and its wholly-owned subsidiaries Hometown Settlement Services, LLC, Certified Appraisals, LLC and C&F Reinsurance, LTD

•	C&F Title Agency, Inc.

•	C&F Finance Company (formerly Moore Loans, Inc.)

•	C&F Investment Services, Inc. and

•	C&F Insurance Services, Inc.

The Corporation operates in a decentralized manner in three principal business activities: (1) retail banking, (2) mortgage banking and (3) consumer finance. The following general business discussion focuses on the activities within each of these segments. In addition, the Corporation conducts brokerage activities through C&F Investment Services, Inc., insurance activities through C&F Insurance Services, Inc. and title insurance services through C&F Title Agency, Inc. The financial position and operating results of any one of these subsidiaries are not significant to the Corporation as a whole and are not considered principal activities of the Corporation at this time.

Retail Banking

We provide retail banking services at the Bank’s main office in West Point, Virginia, and 13 Virginia branches located one each in Richmond, Mechanicsville, Norge, Middlesex, Midlothian, Providence Forge, Quinton, Sandston, Varina, West Point and Newport News, and two in Williamsburg. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking, credit card and trust services, as well as travelers’ checks, safe deposit box rentals, collections, notary public, wire services and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2004, assets of the Retail Banking segment totaled $523.04 million. For the year ended December 31, 2004, income before income taxes totaled $7.30 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 10 locations in Virginia, four in Maryland and one each in Newport, Delaware; Cherry Hill, New Jersey and Charlotte, North Carolina. The Virginia offices are located one each in Charlottesville, Chester, Fredericksburg, Midlothian, Newport News, Ruckersville, Waynesboro, and Williamsburg, and two in Richmond. The Maryland offices are located in Annapolis, Crofton, Waldorf and Clarksville. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale to numerous investors. C&F Mortgage does not securitize loans. Purchasers of loans include, but are not limited to, Countrywide Home Loans, Inc.; Chase Manhattan Mortgage Corporation; Washington Mutual Bank, FA and Wells Fargo Home Mortgage. The Bank also purchases lot and permanent loans and home equity lines of credit from the Mortgage Company. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans partially guaranteed by the Veterans Administration (the VA) and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The remainder of the conventional loans are non-conforming that do not meet Fannie Mae or Freddie Mac guidelines. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement, residential appraisals and private mortgage insurance. Revenues from mortgage banking operations consist principally of gains on sales of loans in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2004, assets of the Mortgage Banking segment totaled $56.85 million. For the year ended December 31, 2004, income before income taxes totaled $4.75 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance, which the Bank acquired on September 1, 2002. C&F Finance is a regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia, in Northern Virginia and in portions of Tennessee and Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally originates loans through manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles and moderately priced new vehicles. C&F Finance’s typical borrowers have experienced prior credit difficulties or have modest income. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. Because C&F Finance provides financing in a relatively high-risk market, it also expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2004, assets of the Consumer Finance segment totaled $103.65 million. For the year ended December 31, 2004, income before income taxes totaled $3.77 million.

Employees

At December 31, 2004, we employed 430 full-time equivalent employees. We consider relations with our employees to be excellent.

Competition

Retail Banking

In the Bank’s market area, we compete with large national and regional financial institutions, savings and loans and other independent community banks, as well as credit unions, mutual funds and life insurance companies. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks.

The banking business in Virginia, and in the Bank’s primary service area in the Newport News to Richmond corridor, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over us are their ability to finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. We compete by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of our customers. Through the Bank, we target individual and small-to-medium size business customers.

No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

Mortgage Banking

In recent years, several factors have caused rapid consolidation in the mortgage lending industry. First, the continuing evolution of the secondary mortgage market has led to more commodity-like mortgages. Second, increased regulation imposed on the industry has resulted in significant costs and the need for higher levels of specialization. Third, over the last decade interest rate volatility has risen markedly and resulted in an increase in mortgagors’ propensity to refinance their mortgages. The combined result of these three factors has been relatively large swings in the volume of loans originated from year to year and dramatically increased complexity in the business. To operate profitably in this environment, lenders must have a high level of operational and risk management skills, as well as technological expertise.

As a result, large, sophisticated financial institutions, primarily commercial banks through their mortgage banking subsidiaries, currently dominate the mortgage industry. Our mortgage subsidiary competes by offering a wide selection of products; providing consistent, high quality customer service; and pricing its products at competitive rates.

No material part of the C&F Mortgage business is dependent upon a single or a few customers or investors, and the loss of any single customer or investor would not have a materially adverse effect upon C&F Mortgage’s business.

Consumer Finance

The non-prime automobile finance business is highly competitive. The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than our finance subsidiary. In addition, competitors often provide financing on terms that are more favorable to automobile purchasers or dealers than the terms C&F Finance offers. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which we do not.

Providers of automobile financing traditionally have competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. To establish C&F Finance as one of the principal financing sources at the dealers it serves, we compete predominately through a high level of dealer service, strong dealer relationships and by offering flexible loan terms.

No material part of the C&F Finance business is dependent on any single dealer relationship, and the loss of any single dealership would not have a materially adverse effect upon C&F Finance’s business.

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes the more significant provisions of applicable federal and state laws and certain regulations and the potential impact of such provisions on the Corporation and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact the Corporation’s and the Bank’s operations.

Regulation of the Corporation

The Corporation must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (the SEC). The Corporation is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the SOX Act), and the related rules and regulations . The SOX Act includes provisions that (1) require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to their accuracy and compliance with law; (2) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (3) require chief executive officers and chief financial officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (4) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (5) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (6) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations as well as certain other specified information; (7) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (8) increase penalties for existing crimes and create new criminal offenses. Compliance with other provisions will be required after implementing rules and regulations are adopted by the SEC and the newly created Public Company Accounting Oversight Board authorized by the SOX Act. While the Corporation has incurred additional expenses and we expect to continue to incur additional expenses in complying with the requirements of the SOX Act and related regulations adopted by the SEC and the Public Company Accounting Oversight Board, we anticipate that those expenses will not have a material effect on the Corporation’s results of operations or financial condition.

The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. The Federal Reserve Board has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Bank Holding Company Act of 1956 (the BHCA) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks.

Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also are able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

Federal law and regulatory policy impose a number of obligations and restrictions on bank holding companies and their depository institution subsidiaries to reduce potential loss exposure to the depositors and to the Federal Deposit Insurance Corporation (the FDIC) insurance funds. For example, a bank holding company must commit resources to support its subsidiary depository institutions. In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (SAIF) or the Bank Insurance Fund (BIF) as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. An FDIC claim for damage is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

The Federal Deposit Insurance Act (the FDIA) provides that amounts received from the liquidation or other resolution of any insured depository institution must be distributed, after payment of secured claims, to pay the deposit liabilities of the institution before payment of any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders if a receiver is appointed to distribute the assets of the Bank.

The Corporation also is subject to regulation and supervision by the State Corporation Commission of Virginia.

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2004, the total capital to risk-weighted asset ratio of the Corporation was 13.4 percent and the ratio of the Bank was 12.2 percent. At December 31, 2004, the Tier 1 capital to risk-weighted asset ratio was 12.1 percent for the Corporation and 10.9 percent for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4 percent for banks and bank holding companies. At December 31, 2004, the Tier l leverage ratio was 9.7 percent for the Corporation and 8.8 percent for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Limits on Dividends

The Corporation is a legal entity, separate and distinct from the Bank. A significant portion of the revenues of the Corporation result from dividends paid to it by the Bank. Both the Corporation and the Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and only (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute.

We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or the Bank to pay dividends. During the year ended December 31, 2004, the Bank declared $5.59 million in dividends payable to the Corporation, and the Corporation declared $3.20 million in dividends to shareholders.

Regulation of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI) and the FDIC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices.

FDIA and Associated Regulations. Section 36 of the FDIA and associated regulations require management of every insured depository institution with total assets of at least $500 million at the beginning of a fiscal year to obtain an annual audit of its financial statements by an independent public accountant, report to the banking agencies on the effectiveness of the institution’s internal controls over financial reporting and on the institution’s compliance with designated laws and regulations and obtain a report from an external auditor attesting to management’s assertions about these internal controls. The Bank is subject to the annual audit and reporting requirements of Section 36 of the FDIA.

Community Reinvestment Act. The Community Reinvestment Act imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on 12 factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination in July 2003, it received a CRA performance evaluation of “satisfactory.”

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank also is subject to insurance assessments imposed by the FDIC. There is a base assessment for all institutions. In addition, the FDIC has implemented a risk-based assessment schedule, potentially imposing an additional assessment ranging from zero to 0.27 percent of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on the institution’s assessment risk classification, which is determined by whether the institution is considered well capitalized, adequately capitalized or undercapitalized, as these terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 2004, the Corporation paid through the Bank only the base assessment rate, which amounted to $63,000 in deposit insurance premiums.

FDIC premiums also are influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC-insured banks. The FDIC has the authority to impose special assessments from time to time. During 2004, no special assessments were imposed on the Bank.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve or central bank for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2004, the Bank held $2.03 million of FHLB stock.

USA Patriot Act. The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Department of the Treasury (Treasury Department), to share information with one another in order to better identify and report to the federal government activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the USA Patriot Act does not materially affect the Bank’s products, services or other business activities.

Reporting Terrorist Activities. The Federal Bureau of Investigation (FBI) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the Treasury Department and contact the FBI.

The Office of Foreign Assets Control (OFAC), which is a division of the Treasury Department, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury Department and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

Mortgage Banking Regulation. The Corporation’s Mortgage Banking segment is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (HUD), the FHA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Consumer Financing Regulation. The Corporation’s Consumer Finance segment also is regulated by the VBFI. The VBFI regulates and enforces laws relating to consumer lenders and sales finance agencies such as C&F Finance. Such rules and regulations generally provide for licensing of sales finance agencies; limitations on amounts, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights.

Other Safety and Soundness Regulations

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (GLBA) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies and elects to be a financial holding company is permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, financial and investment advisory services, underwriting services and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While the Corporation satisfies these requirements, the Corporation has not elected to be treated as a financial holding company under the GLBA.

The GLBA has not had a material adverse impact on the Corporation’s or the Bank’s operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLBA may have the result of increasing competition that we face from larger institutions and other companies that offer financial products and services and that may have substantially greater financial resources than the Corporation or the Bank.

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

Available Information

The Corporation’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. In addition, any document filed by the Corporation with the SEC can be read and copied at the SEC’s public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Corporation’s SEC filings also are available through our web site at http://www.cffc.com as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Corporation’s secretary at P.O. Box 391, West Point, VA 23181 or by calling 804-843-2360.

ITEM 2. PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

The Corporation owns the headquarters building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Bank’s Main Office branch and office space for certain of the Bank’s administrative personnel.

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

The Corporation acquired a facility in 2004 located at 3600 LaGrange Parkway in James City County, Virginia for the relocation of its operations departments in 2005. The building has 60,000 square feet, of which approximately 30,000 square feet will be renovated in 2005. The buildings currently used for operations in West Point, Virginia will initially be retained as back-up facilities for the new operations center. Management has not yet determined the long-term utilization of these properties.

The Corporation owns a building located at 1400 Alverser Drive in Midlothian, Virginia. The building provides space for a branch office of the Bank and for a C&F Mortgage branch office, as well as C&F Mortgage’s main administrative offices. This two-story building has 25,000 square feet and was constructed in 2001.

The Corporation owns 11 other Bank branch locations and leases one Bank branch location in Virginia. In addition, the Corporation expects to open two branches on the Virginia Peninsula in 2005. The Bank has acquired land for one new branch location in Tabb, Virginia and a contract has been negotiated for the acquisition of land for one new branch location in Hampton, Virginia Rental expense for the leased location totaled $19,927 for the year ended December 31, 2004.

The Corporation has 17 leased offices, 10 in Virginia, four in Maryland and one each in Delaware, New Jersey and North Carolina, for C&F Mortgage. Rental expense for these locations totaled $524,113 for the year ended December 31, 2004.

The Corporation has four leased offices in Virginia for C&F Finance. Rental expense for these locations totaled $105,234 for the year ended December 31, 2004.

All of the Corporation’s properties are in good operating condition and are adequate for the Corporation’s present and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which the property of the Corporation or any of its subsidiaries is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Corporation through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years
Larry G. Dillon (52) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (36) Executive Vice President, Chief Financial Officer and Secretary	Secretary of the Corporation and the Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and the Bank since December 2004; Senior Vice President and Chief Financial Officer of the Corporation and the Bank from December 1998 to November 2004

Robert L. Bryant (54) Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer of the Corporation since February 2005; Executive Vice President and Chief Operating Officer of the Bank since December 2004; Senior Vice President and Chief Operating Officer of the Bank from May 2004 to November 2004; President of Renaissance Resources, a business consulting practice located in Richmond, Virginia, from 1996 to 2004

Bryan E. McKernon (48)	President and Chief Executive Officer of C&F Mortgage since 1995

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the over-the-counter market and is listed on the NASDAQ Stock Market under the symbol “CFFI.” As of March 1, 2005, there were approximately 2,100 shareholders of record. Following are the high and low closing sales prices as reported by the NASDAQ Stock Market, along with the dividends that were paid quarterly in 2004 and 2003. Over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not necessarily represent actual transactions.

	2004			2003
Quarter	High	Low	Dividends	High	Low	Dividends
First	$43.71	$36.91	$0.22	$34.40	$24.65	$0.16
Second	41.91	32.75	0.22	45.81	34.00	0.18
Third	40.50	33.29	0.22	46.11	38.71	0.18
Fourth	40.35	37.16	0.24	46.50	38.52	0.20

Issuer Purchases of Equity Securities

For the Quarter Ended December 31, 2004

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
October 1-31, 2004	500	$38.25	500	107,579
November 1-30, 2004	16,000	38.63	16,000	91,579
December 1-31, 2004	—	—	—	91,579

Total	16,500	$38.61	16,500

[1]	On January 20, 2004, the Corporation’s board of directors authorized the repurchase of up to 5 percent of the Corporation’s common stock (approximately 180,629 shares) over the twelve months ending January 19, 2005. The stock was purchased in the open market and/or in privately negotiated transactions, as management and the board of directors deemed prudent. This stock repurchase program has expired.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share amounts)	2004	2003	2002	2001	2000
Selected Year-End Balances:
Total assets	$609,122	$573,546	$551,922	$404,076	$347,472
Total capital	69,899	65,384	56,233	44,743	38,780
Total loans (net)	394,471	350,170	328,634	246,112	229,944
Total deposits	447,134	427,635	383,533	323,912	290,688

Summary of Operations:
Interest income	$40,843	$38,671	$30,620	$28,234	$26,421
Interest expense	7,549	8,828	9,184	11,984	11,309

Net interest income	33,294	29,843	21,436	16,250	15,112
Provision for loan losses	4,026	3,167	1,141	400	400

Net interest income after provision for loan losses	29,268	26,676	20,295	15,850	14,712
Other operating income	24,689	29,318	21,453	17,421	8,945
Other operating expenses	37,753	36,748	27,846	21,964	15,998

Income before taxes	16,204	19,246	13,902	11,307	7,659
Income tax expense	5,006	6,327	4,137	3,318	1,823

Net income	$11,198	$12,919	$9,765	$7,989	$5,836

Per share
Earnings per common share – basic	$3.14	$3.58	$2.73	$2.25	$1.62
Earnings per common share – assuming dilution	3.00	3.42	2.67	2.23	1.60
Dividends	.90	.72	.62	.58	.53

Weighted average number of shares – assuming dilution	3,729,128	3,781,843	3,652,668	3,587,307	3,640,314

Significant Ratios
Return on average assets	1.91%	2.35%	2.19%	2.09%	1.76%
Return on average equity	16.78	21.32	19.62	18.93	15.99
Dividend payout ratio	28.59	20.07	22.80	25.74	32.74
Average equity to average assets	11.38	11.01	11.15	11.05	10.99

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

1)	interest rates

2)	general economic conditions

3)	the legislative/regulatory climate

4)	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

5)	the quality or composition of the loan or investment portfolios

6)	demand for loan products

7)	deposit flows

8)	competition

9)	demand for financial services in the Corporation’s market area

10)	technology and

11)	accounting principles, policies and guidelines

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires us to make estimates and assumptions. Those accounting policies that required our most difficult, subjective or complex judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay, overall portfolio quality and specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans: We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan’s observable market price) or the fair value of the collateral if the loan is collateral dependent. We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment. The loans currently designated as impaired are being valued based on collateral. The reserves that we have established are based on appraisals of the collateral and have been adjusted for items such as selling costs and current conditions. We believe these adjustments are reasonable.

Impairment of Securities: Impairment of investment securities results in a write-down that must be included in net income when a market decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer and our ability and intention with regard to holding the security to maturity.

Valuation of Derivatives: The Corporation enters into rate lock commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding. Rate lock commitments on mortgage loans that are originated for resale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. For such rate lock commitments, we protect the Corporation from changes in interest rates through the use of best efforts forward delivery commitments, whereby an investor commits to buy the loan at the time the borrower commits to an interest rate with the intent that the investor has assumed the interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Goodwill: On January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. We completed the annual test for impairment during the fourth quarter of 2004 and determined there was no impairment to be recognized in 2004. As part of the impairment test, we performed sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. Based on the sensitivity analysis performed, no charge for impairment was determined to be necessary. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

Defined Benefit Pension Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, may impact pension expense as measured in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

Accounting for Income Taxes: Determining the Corporation’s effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Corporation’s tax returns are subject to audit by various tax authorities. Although we believe that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals:

1)	return on average assets

2)	return on average equity

3)	growth in earnings

In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities:

1)	retail banking

2)	mortgage banking

3)	consumer finance

We also actively manage our capital through:

1)	growth

2)	stock repurchases

3)	dividends

Financial Performance Measures

For the Corporation, net income declined 13.3 percent to $11.20 million in fiscal 2004. Net income per diluted share declined 12.3 percent to $3.00 in the same period. The Corporation’s ROA was 1.91 percent for the year ended December 31, 2004 compared with 2.35 percent for 2003, and its ROE was 16.78 percent for the year ended December 31, 2004 compared with 21.32 percent for 2003. Although all of our financial performance measures declined in 2004, net income reflected the complementary balance of the Corporation’s business segments. For the year, our Mortgage Banking segment’s net income declined, as anticipated, after the record year that resulted from 2003’s strong mortgage loan demand. This decline was partly offset by increased net income in both the Retail Banking and Consumer Finance segments. These increases reflected economic growth that boosted commercial and consumer loan demand, as well as interest rates, in the second half of 2004.

We expect the following factors to influence the Corporation’s financial performance in 2005:

•	interest rate volatility, which will likely continue to affect demand for home mortgage loans in the Mortgage Banking segment and affect the net interest margin in the Retail Banking segment;

•	general economic trends in our markets, which can affect the quality of the loan portfolios in the Retail Banking and Consumer Finance segments;

•	the ability to expand the Mortgage Banking segment by opening or acquiring new production offices, in conjunction with the expansion of the segment’s product offerings in cooperation with the Retail Banking segment;

•	the ability to expand the Retail Banking segment by opening or acquiring new branches;

•	loan demand at the Retail Banking segment;

•	the extent to which deposit and loan growth at the Retail Banking branch in Newport News, Virginia, along with the new branches projected to open in 2005, create market penetration on the Virginia Peninsula;

•	the extent to which loan demand is affected by the increased competition in the Consumer Finance segment; and

•	the effectiveness of updated technology at the Consumer Finance segment in enhancing dealer relationships, improving operational efficiencies and expanding capacity for new business in existing and new markets.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: Pretax earnings for the Retail Banking segment were $7.30 million for the year ended December 31, 2004, compared with $5.87 million in 2003. The increase in pretax earnings for the comparative 12-month periods primarily resulted from (1) higher average earning assets, which were principally funded by growth in deposits, (2) an increase in net interest margin, (3) a lower provision for loan losses and (4) an increase in non-interest income. These improvements were offset in part by an increase in non-interest expense. The increase in average earning assets and the net interest margin resulted from a higher average balance of loans to third-party customers by the Retail Banking segment. A lower provision for loan losses was required in 2004 because we decreased reserve allocation percentages based on historical charge-offs and current economic conditions. The increase in non-interest income reflected the effect of deposit growth on deposit service charges, which was partially offset by a decline in calls of securities that resulted from the rising interest rate environment in 2004. The increase in non-interest expense reflected an increase in salaries and benefits for Bank operations and administrative personnel to support growth and the expansion of the Retail Banking segment into the Peninsula and Hanover markets of Virginia.

Mortgage Banking: Pretax earnings for the Mortgage Banking segment were $4.75 million for the year ended December 31, 2004, compared with $9.43 million in 2003. The decrease in earnings resulted from (1) declines in loan refinancings, (2) lower gains on sales of a proportionately higher volume of variable-rate loans versus fixed-rate loans and (3) the lower interest rate spread on loans held for sale. For 2004, loan originations at C&F Mortgage for refinancings declined to $319 million from $487 million in 2003. Loans originated for new and resale home purchases declined slightly to $593 million from $596 million in 2003. The volume of mortgage loan applications, closings, fundings and the level of the mortgage loan pipeline followed a more seasonal pattern in 2004. We expect that future earnings for the Mortgage Banking segment will be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings.

Consumer Finance: Pretax earnings for the Consumer Finance segment, which consists solely of C&F Finance, totaled $3.77 million for the year ended December 31, 2004, compared with pre-tax earnings of $3.49 million in 2003. A 16.1 percent increase in average loans outstanding favorably impacted earnings in 2004. However, earnings also included a $1.18 million increase in the provision for loan losses as a result of higher charge-offs against the allowance for loan losses versus dealer reserves in 2004. Effective January 1, 2004, the Consumer Finance segment no longer originated loans that provided for dealer reserves. In addition, earnings for 2004 included an increase in the cost of borrowings and in operating expenses to support growth and technology investments. We expect the continuing investments in technology to create future efficiencies and to expand capacity. In addition, we expect the initial salary costs associated with the expansion of the Consumer Finance segment into the Northern Virginia and Nashville, Tennessee markets will affect short-term earnings of the Consumer Finance segment. Future earnings at the Consumer Finance segment will be impacted by economic conditions including, but not limited to, the employment market, interest rates and the resale market for used automobiles.

Capital Management

During 2004, our total assets grew by 6.2 percent. A detailed discussion of the changes in our financial position is included in the section “Financial Condition.” Our dividend pay-out increased to 28.59 percent in 2004 from 20.07 percent in 2003. We increased the quarterly dividend per share by 25.0 percent in 2004 and by 50.0 percent over the past two years. In 2004, we repurchased 89,050 of the Corporation’s common stock and in 2003 we repurchased 80,000 shares. In 2005, we will continue to employ capital management strategies that are similar to those employed in recent years.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

The following table shows the average balance sheets for each of the years ended December 31, 2004, 2003 and 2002. The table also shows the amounts of interest earned on earning assets, with related yields and interest on interest-bearing liabilities, together with the rates, are shown. Loans include loans held for sale. Loans placed on a non-accrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no taxes are paid to the equivalent yield if taxes were paid), which is computed using the federal corporate income tax rate of 35 percent in 2004 and 2003 and 34 percent in 2002.

	2004			2003			2002
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$16,211	$484	2.99%	$8,354	$218	2.61%	$6,888	$268	3.89%
Tax-exempt	54,532	4,058	7.44	49,941	3,899	7.81	52,765	4,142	7.85

Total securities	70,743	4,542	6.42	58,295	4,117	7.06	59,653	4,410	7.39
Loans, net (1)	424,052	37,009	8.73	422,237	35,590	8.43	334,336	27,240	8.15
Interest-bearing deposits in other banks and federal funds	43,564	527	1.21	26,221	253	0.96	20,492	341	1.66

Total earning assets	538,359	42,078	7.82%	506,753	39,960	7.89%	414,481	31,991	7.72%
Allowance for loan losses	(9,675)			(7,482)			(4,733)
Total non-earning assets	57,890			51,208			36,620

Total assets	$586,574			$550,479			$446,368

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$80,055	495	0.62%	$72,366	622	0.86%	$61,760	677	1.10%
Money market deposit accounts	42,797	329	0.77	39,443	462	1.17	37,021	695	1.88
Savings accounts	55,856	328	0.59	51,624	428	0.83	45,252	667	1.47
Certificates of deposit, $100 thousand or more	56,480	1,086	1.92	47,741	1,118	2.34	38,163	1,266	3.32
Other certificates of deposit	127,923	2,751	2.15	131,646	3,482	2.64	122,238	4.592	3.76

Total time and savings deposits	363,111	4,989	1.37	342,820	6,112	1.78	304,434	7,897	2.59

Borrowings	74,011	2,560	3.46	75,342	2,733	3.63	34,215	1,287	3.76

Total interest-bearing liabilities	437,122	7,549	1.73%	418,162	8,845	2.12%	338,649	9,184	2.71%

Demand deposits	69,281			54,920			45,246
Other liabilities	13,432			16,805			12,707

Total liabilities	519,835			489,887			396,602
Shareholders’ equity	66,739			60,592			49,766

Total liabilities and shareholders’ equity	$586,574			$550,479			$446,368

Net interest income		$34,529			$31,115			$22,807

Interest rate spread			6.09%			5.77%			5.01%

Interest expense to average earning assets			1.40%			1.75%			2.22%

Net interest margin			6.41%			6.14%			5.50%

(1)	For purposes of yield, interest rate spread and net interest margin calculations, interest income in 2004 excluded $221 of interest previously recognized as principal curtailments on loans removed from non-accrual status in 2004.

RESULTS OF OPERATIONS

NET INTEREST INCOME

2004 Compared to 2003

Net interest income, on a taxable equivalent basis, for the year ended December 31, 2004 was $34.53 million, an increase of $3.41 million, or 11.0 percent, from $31.12 million for the comparable period in 2003. The higher net interest income resulted from (1) an increase of 6.2 percent in the average balance of interest-earning assets and (2) an increase in the net interest margin to 6.41 percent in 2004 from 6.14 percent in 2003.

Average loans outstanding remained relatively flat during 2004, while the yield increased 30 basis points to 8.73%. A $28.30 million increase in loans held for investment was offset by a $26.48 million decrease in the average loans held for sale. The increase in average loans held for investment resulted from an increase in loans at the Retail Banking and Consumer Finance segments. The increase in loans at the Retail Banking segment was mainly attributable to loan production in the Virginia Peninsula market. The increase in the Consumer Finance segment was mainly attributable to the new markets this segment serves, in addition to overall growth at existing locations. The decrease in average loans held for sale was a result of the increase in mortgage interest rates that began in the third quarter of 2003. The yield on loans held for investment at the Retail Banking segment and the Consumer Finance segment increased 15 basis points and 79 basis points, respectively. These increases were a result of the impact of a 125-basis-point increase in the prime rate during the second half of 2004. The yield on loans held for sale remained relatively flat. This was mainly a result of the shift in originations to lower-yielding adjustable-rate mortgages versus fixed-rate products.

Average securities available for sale increased $12.45 million during 2004, and the average yield on these securities declined by 64 basis points. The decline in the taxable-equivalent yields resulted from (1) the maturities and calls of higher-yielding securities during 2003 and 2004 and (2) the reinvestment of proceeds in lower-yielding securities as a result of the lower rate environment in the first half of 2004.

Average interest earning deposits at other banks, primarily the FHLB, increased $17.34 million and their average yield increased by 25 basis points as a result of the increase in short-term interest rates during the second half of 2004. The increase in average interest earning deposits at other banks reflected (1) deposit growth and (2) the decrease in average loans held for sale, which resulted in excess funds in lower-yielding accounts.

A 41-basis-point decrease in the cost of deposits during 2004 was a result of (1) the falling interest rate environment in prior periods and (2) the increase in non-interest-bearing demand deposits as a percentage of total average deposits. The lower rate environment resulted in decreases in the rates paid on savings and interest-bearing checking accounts and the repricing of maturing certificates of deposit at lower rates. The increase in non-interest-bearing demand deposits was a result of the Bank’s efforts to attract these deposits through product offerings and an emphasis on obtaining transactional deposit accounts from its commercial customers. Although interest rates increased in the second half of 2004, deposits will reprice gradually as existing certificates of deposit mature in future periods.

The decrease in the rate on other borrowings in 2004 resulted from (1) a lower LIBOR-based rate on C&F Finance’s line of credit with an unrelated third party and (2) the repayment of $8 million in debt that carried interest rates of 6 percent to 8 percent and that was associated with the acquisition of C&F Finance.

We expect that the net interest margin will benefit in the short term as prime-based loans reprice as the prime rate changes. However, we also expect that the favorable impact of the deposit repricing lag will neutralize in the longer term and the cost of other borrowings will continue to increase as short-term interest rates rise.

2003 Compared to 2002

During 2003, net interest income, on a taxable-equivalent basis, increased 36.4 percent to $31.12 million from $22.81 million in 2002. The higher net interest income resulted from (1) an increase of 22.3 percent in the average balance of interest-earning assets and (2) an increase in the net interest margin to 6.14 percent in 2003 from 5.50 percent in 2002. The increase in average earning assets reflected an $87.90 million increase in the average balance of loans and a $5.73 million increase in the average balance of interest-earning deposits at other banks, primarily the FHLB, offset in part by a slight decrease in the average balance of securities.

The increase in average loans resulted from (1) an increase in loans at the Bank, (2) the acquisition of C&F Finance and (3) an increase in loans held for sale at C&F Mortgage. The increase in average loans at the Bank approximated $19.72 million in 2003. The increase in average loans at C&F Finance, which was acquired September 1, 2002, approximated $51.98 million. The increase in average loans held for sale at C&F Mortgage approximated $16.20 million in 2003, and resulted from an increase in originations at C&F Mortgage. Loans originated at C&F Mortgage totaled $1.08 billion in 2003 and $782.97 million in 2002; loans sold at C&F Mortgage totaled $1.16 billion in 2003 and $745.01 million in 2002.

Average interest-earning deposits at other banks increased because (1) our deposit growth exceeded loan demand and (2) calls of investment securities in the low interest rate environment resulted in excess funds in lower-yielding accounts.

The increase in the Corporation’s taxable equivalent net interest margin reflected (1) an increase in the yield on interest-earning assets to 7.89 percent in 2003 from 7.72 percent in 2002, coupled with (2) a decrease in the cost of funds to 2.12 percent in 2003 from 2.71 percent in 2002. The yield on interest-earning assets was favorably impacted by the higher yield on average loans at C&F Finance relative to the Bank and C&F Mortgage. For 2003, C&F Finance had average loans of $74.8 million with individual loan rates ranging from 15 percent to 20 percent. The favorable impact of C&F Finance’s yield was partly offset by a decrease in the yield on loans held by the Bank, which resulted from the low interest rate environment, and by an increase in the average balance of lower yielding loans held for sale at C&F Mortgage.

The taxable-equivalent yield on the Corporation’s securities portfolio declined to 7.06 percent for 2003 from 7.39 percent for 2002 as a result of the maturities and calls of higher-yielding securities, coupled with the reinvestment of proceeds in lower-yielding securities.

The decrease in the cost of funds for 2003 reflected lower rates on interest-bearing deposits, money market deposits and savings accounts and the repricing of maturing certificates of deposit at lower rates, offset in part by higher-cost funds related to C&F Finance. C&F Finance has a line of credit with an unrelated third party. This line of credit bears interest at LIBOR plus 250 basis points. As part of the acquisition of C&F Finance, the Corporation borrowed $20 million from the FHLB at rates between 2.8 percent and 3.3 percent and $5 million from an unrelated third party at 6.0 percent interest. As part of the purchase price of C&F Finance, the Bank issued $3 million in subordinated debt at 8.0 percent to the former shareholders of C&F Finance. The $5 million loan and the $3 million in subordinated debt were repaid in the fourth quarter of 2003.

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. Table 2 shows the direct causes of the year-to-year changes in the components of net interest income on a taxable-equivalent basis. We calculated the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both non-accrual loans and loans held for sale.

TABLE 2: Rate-Volume Recap

	2004 from 2003			2003 from 2002
	Increase(Decrease) Due to		Total Increase (Decrease)	Increase(Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume		Rate	Volume
Interest income:
Loans	$1,265	$154	$1,419	$970	$7,380	$8,350
Securities:
Taxable	35	231	266	(100)	50	(50)
Tax-exempt	(188)	347	159	(22)	(221)	(243)

Total securities	(153)	578	425	(122)	(171)	(293)

Interest-bearing deposits in other banks and fed funds	76	198	274	(167)	79	(88)

Total interest income	1,188	930	2,118	681	7,288	7,969

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(188)	61	(127)	(160)	105	(55)
Money market deposit accounts	(164)	31	(133)	(276)	43	(233)
Savings accounts	(133)	33	(100)	(323)	84	(239)
Certificates of deposit, $100M or more	(218)	186	(32)	(423)	275	(148)
Other certificates of deposit	(635)	(96)	(731)	(1,442)	332	(1,110)

Total time and savings deposits	(1,338)	215	(1,123)	(2,624)	839	(1,785)
Other borrowings	(168)	(5)	(173)	(47)	1,493	1,446

Total interest expense	(1,506)	210	(1,296)	(2,671)	2,332	(339)

Change in net interest income	$2,694	$720	$3,414	$3,352	$4,956	$8,308

NON-INTEREST INCOME

TABLE 3: Non-Interest Income

	Year Ended December 31, 2004
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$16,572	$—	$3	$16,575
Service charges on deposit accounts	2,699	—	—	—	2,699
Other service charges and fees	857	3,208	—	—	4,065
Gains on calls of available for sale securities	69	—	—	—	69
Other income	154	18	71	1,038	1,281

Total non-interest income	$3,779	$19,798	$71	$1,041	$24,689

	Year Ended December 31, 2003
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$20,584	$—	$—	$20,584
Service charges on deposit accounts	2,274	—	—	—	2,274
Other service charges and fees	727	3,761	—	—	4,488
Gains on calls of available for sale securities	412	—	—	—	412
Other income	138	80	41	1,301	1,560

Total non-interest income	$3,551	$24,425	$41	$1,301	$29,318

	Year Ended December 31, 2002
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$13,929	$—	$—	$13,929
Service charges on deposit accounts	1,987	—	—	—	1,987
Other service charges and fees	662	3,130	—	—	3,792
Gains on calls of available for sale securities	43	—	—	—	43
Other income	406	142	21	1,133	1,702

Total non-interest income	$3,098	$17,201	$21	$1,133	$21,453

2004 Compared to 2003

Total non-interest income decreased $4.63 million, or 15.8 percent, to $24.69 million for the year ended December 31, 2004. The decrease in 2004 was mainly attributable to decreases in (1) gains on sales of loans and (2) other service charges and fees resulting from decreases in the volume of loans closed and sold by the Mortgage Banking segment. The decline in volume at the Mortgage Banking segment also contributed to lower title insurance revenue, which is included in other income. In addition, gains on calls of available for sale securities at the Retail Banking segment decreased as a result of fewer calls in 2004. These decreases were offset in part by higher service charge income resulting from deposit account growth.

2003 Compared to 2002

Total non-interest income increased by $7.87 million, or 36.7 percent, in 2003. The increase was attributable to an increase in (1) gains on sales of loans and (2) other service charges and fees resulting from an increase in the volume of loans closed and sold by the Mortgage Banking segment. The 2003 increase also included an increase in service charges at the Retail Banking segment, resulting from the Bank’s overdraft program that was started at the beginning of 2002. The increase in gains on calls of available-for-sale securities reflected calls of securities at premiums due to the low interest rate environment during 2003.

NON-INTEREST EXPENSE

TABLE 4: Non-Interest Expense

	Year Ended December 31, 2004
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$9,982	$12,624	$2,162	$465	$25,233
Occupancy expense	2,144	1,167	220	25	3,556
Other expenses	3,662	3,066	2,077	159	8,964

Total non-interest expense	$15,788	$16,857	$4,459	$649	$37,753

	Year Ended December 31, 2003
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$8,589	$13,361	$1,860	$600	$24,410
Occupancy expense	2,263	1,006	156	28	3,453
Other expenses	3,616	3,363	1,700	206	8,885

Total non-interest expense	$14,468	$17,730	$3,716	$834	$36,748

	Year Ended December 31, 2002
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$7,157	$9,934	$505	$440	$18,036
Occupancy expense	2,304	808	44	27	3,183
Other expenses	3,387	2,619	445	176	6,627

Total non-interest expense	$12,848	$13,361	$994	$643	$27,846

2004 Compared to 2003

Total non-interest expense increased $1.01 million, or 2.7 percent, to $37.75 million for the year ended December 31, 2004. The Retail Banking and the Consumer Finance segments reported increases in total non-interest expenses that were primarily attributable to higher personnel and operating expenses to support growth at both segments and technology enhancements at the Consumer Finance segment. The Retail Banking segment opened a branch in Mechanicsville, Virginia at the end of 2003 and a branch in Newport News, Virginia in January 2004. Start-up costs associated with the Bank’s expansion efforts will continue throughout 2005 as we expect the Bank to begin construction of two new branches on the Virginia Peninsula. We will also incur additional costs as the Retail Banking segment relocates its operations departments to a new facility in 2005. The Consumer Finance segment continues to invest in both technology and people to create efficiencies and serve new markets. We have hired additional personnel to begin serving that segment’s Northern Virginia and Nashville, Tennessee markets. A decrease in non-interest expenses for the Mortgage Banking segment resulted from lower production-based compensation and operating expenses.

2003 Compared to 2002

Non-interest expense in 2003 increased $8.90 million, or 32.0 percent, over 2002. This increase was attributable to (1) the acquisition of C&F Finance in September 2002, (2) higher variable compensation costs and other operating expenses at the Mortgage Banking segment resulting from the increase in loan production and (3) the increase in personnel expenses at the Retail Banking segment resulting from an increase in operations and administrative personnel, as well as higher employee benefits expense. The increase in benefits costs was attributable to higher pension and health care costs and an increase in the average number of full-time equivalent employees.

INCOME TAXES

Applicable income taxes on 2004 earnings amounted to $5.01 million, resulting in an effective tax rate of 30.9 percent, compared with $6.33 million, or 32.9 percent, in 2003 and $4.14 million, or 29.8 percent, in 2002. The decrease in the effective tax rate for 2004 resulted from a higher proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions. The change in the composition of earnings mainly reflected the lower earnings at the Mortgage Banking segment. Conversely, the increase in the effective tax rate for 2003 as compared to 2002 resulted from a decrease in earnings from tax-exempt assets as a percentage of total income mainly resulting from the increased earnings at the Mortgage Banking and the Consumer Finance segments.

ASSET QUALITY

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Allowance, beginning of period	$8,657	$6,722	$3,684	$3,609	$3,302
Provision for loan losses:
Retail Banking and Mortgage Banking	200	525	500	400	400
Consumer Finance	3,826	2,642	641	—	—

Total provision for loan losses	4,026	3,167	1,141	400	400

Loans charged off:
Real estate – residential mortgage	—	—	—	—	—
Real estate – construction	—	—	—	32	31
Commercial, financial and agricultural	7	15	161	126	—
Consumer	96	86	326	192	71
Consumer Finance	2,592	1,844	573	—	—

Total loans charged off	2,695	1,945	1,060	350	102

Recoveries of loans previously charged off:
Real estate – residential mortgage	—	—	—	—	—
Commercial, financial and agricultural	68	34	47	—	—
Consumer	39	33	21	25	9
Consumer Finance	1,049	646	196	—	—

Total recoveries	1,156	713	264	25	9

Net loans charged off	1,539	1,232	796	325	93
Acquisition of Moore Loans	—	—	2,693	—	—

Allowance, end of period	$11,144	$8,657	$6,722	$3,684	$3,609

Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	1.78%	1.60%	1.65%	—%	—%

Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	—	.01	.13	.11	.04

During 2004, the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments remained basically unchanged.

The Consumer Finance segment, consisting solely of C&F Finance, accounted for the majority of the activity in the allowance for loan losses during 2004. In addition to maintaining the allowance for loan losses, C&F Finance has retained dealer reserves that were established at the time loans were made and are specific to each individual dealer. Loans charged off at C&F Finance have first been charged to the dealer reserves, to the extent that an individual dealer had reserves, and the remainder has been charged to the allowance for loan losses. Dealer reserves are a liability of C&F Finance and payable to individual dealers upon the termination of the relationship with C&F Finance and the payment of outstanding loans associated with a specific dealer. In order to conform its dealer agreements to standard industry practices, C&F Finance ceased originating loans with a dealer reserve provision at January 1, 2004. However, existing dealer reserves at December 31, 2003 were retained to absorb future losses for each specific dealer. The provision for loan losses and the corresponding allowance for loan losses at the Consumer Finance segment will increase in future periods as dealer reserves are reduced by virtue of loan charge-offs or balance pay-offs to dealers. The following table summarizes the dealer reserves activity:

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Dealer reserves at the beginning of year	$2,119	$2,071	$—
Reserve holdback at loan origination	—	2,235	443
Loans charged off	(1,105)	(2,412)	(672)
Recoveries of loans previously charged off	62	225	4
Acquisition of C&F Finance	—	—	2,296

Dealer reserves at the end of year	$1,076	$2,119	$2,071

C&F Finance serves customers who have limited access to traditional automobile financing. C&F Finance’s typical borrowers have experienced prior credit difficulties or have modest income. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we expect C&F Finance to sustain a higher level of credit losses than traditional automobile financing sources. Throughout 2003, we implemented changes to the loan underwriting guidelines to improve asset quality on new loans. As a result, aggregate charge-offs to the allowance for loan losses and dealer reserves declined in 2004. Because C&F Finance provides financing in a relatively higher risk market, C&F Finance generally charges interest at higher rates than those charged by traditional financing sources.

Loan Loss Allowance Methodology-Retail and Mortgage Banking. We conduct an analysis of the loan portfolio on a regular basis. We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses. The review process generally begins with loan officers identifying problem loans to be reviewed on an individual basis for impairment. In addition to these loans, all commercial loans are considered for individual impairment testing. Impairment testing includes consideration of the current collateral value for each loan, as well as any known internal or external factors that may affect collectibility. When we identify a loan as impaired, we may establish a specific allowance based on the difference between the carrying value of the loan and its computed fair value. We segregate the loans meeting the criteria for special mention, substandard, doubtful and loss, as well as impaired loans, from performing loans within the portfolio. We then group loans by loan type (e.g., commercial, consumer) and by risk rating (e.g., substandard, doubtful). We assign each loan type an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category. We assign classified loans a higher allowance factor than non-rated loans within a particular loan type based on our concerns regarding collectibility or our knowledge of particular elements surrounding the borrower. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history and our judgment based on the overall analysis of the lending environment including the general economic conditions. The allowance for loan losses is the aggregate of specific allowances, the calculated allowance required for classified loans by category and the general allowance for each portfolio type.

In conjunction with the methodology described above, we consider the following risk elements that are inherent in the loan portfolio:

•	Residential real estate loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•	Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a Bank loan customer, is unable to finish the construction project as planned because of financial pressure unrelated to the project.

•	Commercial real estate loans may carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•	Commercial business loans carry risks associated with the successful operation of a business, which is usually the source of loan repayment, and the value of the collateral, which may depreciate over time and cannot be appraised with as much precision as residential real estate.

•	Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Loss Allowance Methodology – Consumer Finance. The Consumer Finance segment’s loans consist of non-prime automobile loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers who are unable to meet the credit standards imposed by most traditional automobile financing sources and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between delinquency and repossession. Therefore, the loan loss analysis review process generally focuses on the rates of delinquencies, defaults, repossessions and losses. Allowance factors also include an analysis of charge-off history and our judgment based on the overall analysis of the lending environment.

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	2004	2003	2002	2001	2000
Allocation of allowance for loan losses, end of year:
Real estate – residential mortgage	$337	$615	$573	$619	$743
Real estate – construction	129	112	107	263	251
Commercial, financial and agricultural[1]	3,736	3,175	2,670	2,203	2,005
Equity lines	92	98	94	113	116
Consumer	166	256	287	290	267
Consumer finance	6,684	4,401	2,957	—	—

Unallocated	—	—	34	196	227

Balance, December 31	$11,144	$8,657	$6,722	$3,684	$3,609

Ratio of loans to total year-end loans:
Real estate – residential mortgage	21%	22%	23%	32%	37%
Real estate – construction	3	3	3	4	4
Commercial, financial and agricultural[1]	46	46	47	55	49
Equity lines	5	4	4	4	5
Consumer	2	3	3	5	5
Consumer finance	23	22	20	—	—

	100%	100%	100%	100%	100%

[1]	Includes loans secured by real estate

Non-Performing Assets

Table 7 summarizes non-performing assets for the past five years.

TABLE 7: Non-Performing Assets

Retail and Mortgage Banking

(Dollars in thousands)	2004	2003	2002	2001	2000
Non-accrual loans	$4,336	$1,993	$1,656	$1,026	$473
Real estate owned	—	8	703	—	47

Total non-performing assets	$4,336	$2,001	$2,359	$1,026	$520

Accruing loans past due for 90 days or more	$1,580	$1,092	$69	$913	$1,586

Allowance for loan losses	$4,460	$4,256	$3,765	$3,684	$3,609

Non-performing assets to total loans* and real estate owned	1.39%	.72%	.88%	.41%	.20%
Allowance for loan losses to total loans* and real estate owned	1.43	1.52	1.40	1.47	1.55
Allowance for loan losses to non-performing assets	102.88	212.69	159.60	359.06	694.04

*	Total loans above does not include consumer finance loans at C&F Finance, which are shown directly below.

Consumer Finance

(Dollars in thousands)	2004	2003	2002	2001	2000
Non-accrual loans	$1,330	$1,149	$688	$—	$—

Accruing loans past due for 90 days or more	481	233	293	—	—

Allowance for loan losses	6,684	4,401	2,957	—	—

Dealer reserves	1,076	2,119	2,071	—	—

Non-accrual consumer finance loans to total consumer finance loans	1.42%	1.44%	1.02%	—	—

Allowance for loan losses to total consumer finance loans	7.15%	5.52%	4.40%	—	—

Dealer reserves to total consumer finance loans	1.15	2.66	3.08	—	—

Total allowance for loans losses and dealer reserves to total consumer finance loans	8.30%	8.18%	7.48%	—	—

As shown in Table 7, the non-performing assets of the combined Retail and Mortgage Banking segments increased to $4.34 million as of December 31, 2004, compared with $2.00 million at December 31, 2003. This increase resulted primarily from one commercial real estate loan relationship that became more than 90 days delinquent and was placed on non-accrual status in the first quarter of 2004. The non-accrual principal balance outstanding of this relationship is $2.93 million for which we have recorded a specific reserve of $965,000 at December 31, 2004. We are closely monitoring this relationship. The increase in non-accrual loans attributable to this relationship was offset in part by the removal of another commercial loan relationship approximating $996,000 from non-accrual status. Although this relationship was contractually past due more than 90 days at December 31, 2004, we have determined that a return to accrual status was appropriate based on an evaluation of the net realizable value of the collateral, the improved financial strength of the borrower and a sustained period of contractual repayment performance. The decrease in the ratio of the allowance for loan losses to total loans resulted from a review of the loan loss calculation and the reserve allocation percentages used in the calculation. In several instances, we decreased these allocation percentages based on historical charge-offs and current economic conditions. We believe that the current allowance for loan losses is adequate to absorb any losses that may become uncollectible.

As shown in Table 7, non-performing assets of the Consumer Finance segment increased to $1.33 million at December 31, 2004 from $1.15 million at December 31, 2003, and was accompanied by an increase in the ratio of the allowance for loan losses and dealer reserves to non-accrual loans to 8.30 percent at December 31, 2004 from 8.18 percent at December 31 2003. Throughout 2003, we implemented changes to the loan underwriting guidelines to improve asset quality on new loans. Charge-offs during the first half of 2004 included loans that were originated under previous guidelines and that were non-performing at December 31, 2003. As previously mentioned, effective January 1, 2004, C&F Finance no longer originates loans with a dealer reserve provision. Therefore, the ratio of dealer reserves to total consumer finance loans declined from 2.66 percent at December 31, 2003 to 1.15 percent at December 31, 2004. The decline in the dealer reserves is offset in part by a higher provision for loan losses that resulted in an increase in the ratio of the allowance for loan losses to total consumer finance loans from 5.52 percent at December 31, 2003 to 7.15 percent at December 31, 2004.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase at the Consumer Finance segment. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because C&F Finance focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria and collection methods employed by C&F Finance, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. However, we believe that the current allowance for loan losses and the dealer reserves are adequate to absorb any losses on existing Consumer Finance segment loans that may become uncollectible.

We generally place loans at the Retail Banking, Mortgage Banking and Consumer Finance segments on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if we determine we have adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding.

At the Consumer Finance segment, automobiles securing the loans are generally repossessed after a loan becomes more than 60 days delinquent. Repossessions are handled by independent repossession firms engaged by C&F Finance and must be approved by a collections officer. After any prescribed waiting period, the repossessed automobile is sold by a third-party auctioneer. C&F Finance does not sell any vehicles on a retail basis. We credit the proceeds from the sale of the automobile at auction, and any other recoveries, against the balance of the loan. Auction proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the loan, and the resulting deficiency is charged off. The charge-off represents the difference between the actual net sale proceeds and the amount of the delinquent loan. C&F Finance pursues collection of deficiencies when it deems such action to be appropriate.

For those loans that are carried on non-accrual status, payments are first applied to principal balances outstanding. We would have recorded additional gross interest income of $202,000 for 2004, $154,000 for 2003 and $157,000 for 2002 if non-accrual loans had been current throughout these periods. Interest received on non-accrual loans was $55,000 in 2004, $32,000 in 2003 and $15,000 in 2002.

We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collectibility of all amounts due. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. At December 31, the balances of impaired loans were $4.25 million for 2004 and $4.95 million for 2003 for which a specific valuation allowance of $965,000 at December 31, 2004 and $465,000 at December 31, 2003 was established. The average balance of impaired loans was $3.47 million for 2004 and $1.85 million for 2003. We believe that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

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

At December 31, 2004, the Corporation had total assets of $609.12 million, up 6.2 percent over the previous year-end. In 2003, total assets increased $21.62 million, or 3.9 percent over year-end 2002. Asset growth in 2004 was principally a result of increases in loans held for sale and loans held for investment. These increases were offset in part by a decline in securities available for sale. At December 31, 2003, the Bank invested in short-term securities that had a slight effective yield advantage to the Bank’s overnight interest-bearing account at the FHLB. These securities matured in the first quarter of 2004, and, to the extent these funds were not used to fund the increase in loans held for sale, loans held for investment and additional securities purchases, they were held in the Bank’s overnight interest-bearing account at the FHLB at December 31, 2004. Asset growth in 2003 was principally attributable to increased interest-bearing deposits in other banks and increased securities available for sale resulting from growth in deposits in excess of loan demand at the end of 2003.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with loans sold to third-party investors. At December 31, 2004 the Corporation’s loans held for investment in all categories totaled $405.62 million and loans held for sale totaled $48.57 million.

Tables 8 and 9 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 8: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Real estate – residential mortgage	$85,080	$77,878	$75,684	$80,977	$86,453
Real estate – construction	13,315	9,591	8,572	8,819	9,099
Commercial, financial, and agricultural[1]	185,646	167,207	158,350	137,374	113,570
Equity lines	18,490	13,044	12,181	11,284	11,616
Consumer	9,620	11,405	13,375	11,342	12,815
Consumer finance	93,464	79,702	67,194	—	—

Total loans	405,615	358,827	335,356	249,796	233,553
Less allowance for loan losses	(11,144)	(8,657)	(6,722)	(3,684)	(3,609)

Total loans, net	$394,471	$350,170	$328,634	$246,112	$229,944

[1]	Includes loans secured by real estate

TABLE 9: Maturity/Repricing Schedule of Loans

	December 31, 2004
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$56,253	$—
1 to 5 years	20,691	—
After 5 years	3,223	—

Fixed Rate:
Within 1 year	33,948	13,315
1 to 5 years	46,451	—
After 5 years	25,080	—

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

Residential Mortgage Lending – Held for Sale

The Mortgage Banking segment’s guidelines for underwriting conventional conforming loans comply with the underwriting criteria established by Fannie Mae and/or Freddie Mac. The guidelines for conventional non-conforming loans are based on the requirements of private investors and information provided by third-party investors. The guidelines used by C&F Mortgage to originate FHA-insured and VA-guaranteed loans comply with the criteria established by HUD and the VA. The conventional loans that C&F Mortgage originates or purchases that have loan-to-value ratios greater than 80 percent at origination are generally covered by private mortgage insurance. The borrower pays the cost of the insurance.

Residential Mortgage Lending – Held for Investment

The Retail Banking segment originates residential mortgage loans secured by properties located in its primary market area in southeastern and central Virginia. The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate loans. Such loans include 10 and 15 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 30 years but subject to call after five, seven or 10 years at the option of the Bank. The Bank underwrites the loans on terms consistent with pre-existing secondary mortgage market standards.

Loans associated with residential mortgage lending are included in the real estate – residential mortgage category in Table 8.

Construction Lending

The Retail Banking segment has an active construction lending program. The Bank makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Bank also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the Bank.

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for the Bank’s typical construction loan ranges from nine months to 15 months for the construction of an individual residence and from 15 months to a maximum of three years for larger residential or commercial projects. The Bank does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The Bank’s construction loans generally have a floating or variable rate of interest but occasionally have a fixed interest rate. The Bank does not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, the Bank limits the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80 percent of the property’s fair market value, or 85 percent of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project usually conducted by an independent, outside appraiser acceptable to the Bank. For larger projects where unit absorption or leasing is a concern, the Bank may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Bank than residential mortgage loans. The Bank attempts to minimize such risks (1) by making construction loans in accordance with the Bank’s underwriting standards and to established customers in its primary market area and (2) by monitoring the quality, progress and cost of construction. The maximum loan-to-value ratio established by the Bank for non-residential projects and multi-unit residential projects is 75 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis.

Loans associated with construction lending are included in the real estate – construction category in Table 8.

Consumer Lot Lending

Consumer lot loans are loans made to individuals for the purpose of acquiring an unimproved building site for the construction of a residence that generally will be occupied by the borrower. Consumer lot loans are made only to individual borrowers, and each borrower generally must certify to the Bank his intention to build and occupy a single-family residence on the lot generally within three or five years of the date of origination of the loan. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is fixed or variable at a rate that is slightly higher than prevailing rates for one-to-four family residential mortgage loans. We do not believe consumer lot loans bear as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community. Beginning in 2004, the Bank began purchasing lot loans originated by C&F Mortgage. These loans must satisfy the Bank’s underwriting criteria, including loan-to-value and credit score guidelines.

Loans associated with consumer lot lending are included in the real estate – construction category in Table 8.

Commercial Real Estate Lending

The Bank’s commercial real estate loans are primarily secured by the value of real property and the income arising from such property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties. The Bank’s present policy is generally to restrict the making of commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. However, the Bank also will consider making commercial real estate loans under the following two conditions. First, the Bank will consider making commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Bank. Second, the Bank will consider making commercial real estate loans to creditworthy borrowers who have substantially pre-leased the improvements to high-caliber tenants.

The Bank’s commercial real estate loans are usually amortized over a period of time ranging from 15 years to 25 years and usually have a term to maturity ranging from five years to 15 years. These loans normally have provisions for interest rate adjustments after the loan is three to five years old. The Bank’s maximum loan-to-value ratio for a commercial real estate loan is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

In recent years, the Bank has structured many of its commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and the Bank’s assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, the Bank usually offers a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to 25 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. In addition, the Bank offers a fixed rate of interest for up to 15 years for loans that fully amortize during the 15-year term. If the borrower prefers a variable or floating rate of interest, the Bank usually offers a loan with an interest rate indexed to the Bank’s prime rate plus a margin for a term of five years with the remaining balance of the loan due and payable in a single balloon payment at the end of five years. We believe that shorter maturities for commercial real estate loans are necessary to give the Bank some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide the Bank with an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with the Bank’s asset and liability management strategies.

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

Land Acquisition and Development Lending

Land acquisition and development loans are made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings and a variety of commercial uses. The Bank’s policy is to make land acquisition loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction. The Bank will make both land acquisition and development loans to residential builders, experienced developers and others in strong financial condition to provide additional construction and mortgage lending opportunities for the Bank.

The Bank underwrites and processes land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For land acquisition and development loans, the Bank uses a lower loan-to-value ratio, which is a maximum of 65 percent for unimproved land and 80 percent of the discounted appraised value of the property as determined in accordance with the Bank’s appraisal policies for developed lots for single-family or townhouse construction. The Bank can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more unconditional personal guarantees. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Bank carefully evaluates the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

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

Revolving and operating lines of credit are typically secured by all current assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, and are re-underwritten or renewed annually. Interest rates generally will float at a spread tied to the Bank’s prime lending rate. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of two to five years, on either a fixed or floating rate basis.

Loans associated with commercial business lending are included in the commercial, financial and agricultural category in Table 8.

Home Equity and Second Mortgage Lending

The Bank offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at the prime lending rate plus a spread. Second mortgage loans are offered with fixed and adjustable rates. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans. Second mortgage loans are granted for a fixed period of time, usually between five and 20 years, and home equity lines of credit are made on an open-end, revolving basis. Home equity loans, second mortgage loans and other consumer loans secured by a personal residence generally do not present as much risk to the Bank as other types of consumer loans. Beginning in 2004, the Bank began purchasing home equity lines of credit originated by C&F Mortgage. These loans must satisfy the Bank’s underwriting criteria, including loan-to-value and credit score guidelines.

Loans associated with home equity and second mortgage lending are included in the equity lines category in Table 8.

Consumer Lending

The Bank offers a variety of consumer loans, including automobile, personal secured and personal unsecured, credit card, and loans secured by savings accounts or certificates of deposit. The shorter terms and generally higher interest rates on consumer loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, the Bank believes the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.

Loans associated with consumer lending are included in the consumer category in Table 8.

Automobile Sales Finance

C&F Finance has an extensive automobile dealer network from which it buys automobile loan contracts through its branch offices. Branch personnel have a specific credit authority based upon their experience and historical loan portfolio results, as well as established underwriting criteria. Although the credit approval process is decentralized, C&F Finance’s application processing system includes controls designed to ensure that credit decisions comply with its underwriting policies and procedures.

Finance contract application packages completed by prospective borrowers are submitted by the automobile dealers electronically through a third-party online automotive sales and finance platform to C&F Finance’s automated origination and application scoring system, which processes the credit bureau report, generates all relevant loan calculations and recommends the loan structure. C&F Finance personnel with credit authority review the system-generated recommendations and determine whether to approve or deny the application. The credit decision is based primarily on the applicant’s credit history with emphasis on prior auto loan history, current employment status, income, collateral type and mileage, and the loan-to-value ratio.

C&F Finance’s underwriting and collateral guidelines form the basis for the credit decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. C&F Finance’s typical borrowers have experienced prior credit difficulties or have modest income. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we expect C&F Finance to sustain a higher level of credit losses than traditional automobile financing sources. However, C&F Finance generally charges interest at higher rates than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for loan losses for this segment of the Corporation’s loan portfolio.

Loans associated with automobile sales finance are included in the consumer finance category in Table 8.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity and generates substantial interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(Dollars in thousands)	December 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$10,722	15%	$47,088	46%
Mortgage-backed securities	3,067	4	1,763	2
Obligations of states and political subdivisions	53,671	74	48,754	47

Total debt securities	67,460	93	97,605	95
Preferred stock	5,327	7	5,445	5

Total available for sale securities	$72,787	100%	$103,050	100%

At year-end 2004, the total fair value of securities was $72.79 million, down 29.4 percent from $103.05 million at year-end 2003. The decrease in 2004 reflected the January 2004 maturation of the Bank’s investment in short-term securities of U.S. Government agencies and corporations. At year-end 2003, the total fair value of securities was $103.05 million, up 70.0 percent from $60.63 million at year-end 2002. The increase in 2003 reflected our decision to invest our excess liquidity in short-term securities that had a slight effective yield advantage to the Bank’s overnight interest-bearing account at the FHLB.

Table 10 presents additional information pertaining to the composition of the securities portfolio by contractual maturity.

TABLE 10: Maturity of Securities

	Year Ended December 31,
	2004		2003		2002
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$6,508	3.12%	$39,987	1.00%	$—	—%
Maturing after 1 year, but within 5 years	2,244	3.44	5,620	2.94	—	—
Maturing after 5 years, but within 10 years	1,994	4.60	1,498	3.82	—	—

Total U.S. government agencies and corporations	10,746	3.46	47,105	1.32	—	—

Mortgage backed securities:
Maturing after 1 year, but within 5 years	3,039	4.87	1,725	4.51	4,295	4.86

Total mortgage backed securities	3,039	4.87	1,725	4.51	4,295	4.86

States and municipals:[1]
Maturing within 1 year	732	7.96	620	8.70	1,205	8.29
Maturing after 1 year, but within 5 years	6,654	6.29	5,975	7.60	5,308	7.69
Maturing after 5 years, but within 10 years	21,744	7.00	18,328	7.27	19,222	7.48
Maturing after 10 years	21,935	6.77	20,660	6.95	21,971	7.09

Total states and municipals	51,065	6.82	45,583	7.18	47,706	7.34

Total securities:[2]
Maturing within 1 year	7,240	3.61	40,607	1.12	1,205	8.29
Maturing after 1 year, but within 5 years	11,937	5.38	13,320	5.26	9,603	6.44
Maturing after 5 years, but within 10 years	23,738	6.80	19,826	7.01	19,222	7.48
Maturing after 10 years	21,935	6.77	20,660	6.95	21,971	7.09

Total securities	$64,850	6.18%	$94,413	4.23%	$52,001	7.14%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]	Total securities excludes preferred stock at amortized cost of $4.93 million at December 31, 2004; $5.14 million at December 31, 2003 and $5.72 million at December 31, 2002 (estimated fair value of $5.33 million at December 31, 2004; $5.45 million at December 31, 2003 and $5.62 million at December 31, 2002).

DEPOSITS

The Corporation’s predominant source of funds is depository accounts. The Corporation’s deposit base is comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are provided by individuals and businesses located within the communities served.

Total deposits at December 31, 2004 increased $19.50 million, or 4.6 percent, over December 31, 2003. In 2004, the changes by deposit category were (1) a 21.7 percent increase in non-interest-bearing deposits, (2) a 5.2 percent increase in savings and interest-bearing demand deposits and (3) a 2.0 percent decrease in time deposits. The increase in non-interest-bearing deposits resulted from the Bank’s efforts to attract these deposits through product offerings and an emphasis on obtaining transactional deposit accounts from its commercial customers. In addition, the Bank opened a branch in Mechanicsville, Virginia at the end of 2003 and a branch in Newport News, Virginia in January 2004. The decrease in time deposits can be attributed to investors preferring short-term, no penalty deposits in order to maintain flexibility in their investing options as the value of the stock market improves. Total deposits at December 31, 2003 increased $44.1 million, or 11.5 percent, from 2002. Deposit growth in 2003 over 2002 was attributable to growth at existing branch locations.

Table 11 presents the average deposit balances and average rates paid for the years 2004, 2003 and 2002. Table 12 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2004.

TABLE 11: Average Deposits and Rates Paid

	Year Ended December 31,
	2004		2003		2002
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$69,281		$54,920		$45,246
Interest-bearing transaction accounts	80,055	0.62%	72,366	0.86%	61,760	1.10%
Money market deposit accounts	42,797	0.77	39,443	1.17	37,021	1.88
Savings accounts	55,856	0.59	51,624	0.83	45,252	1.47
Certificates of deposit, $100M or more	56,480	1.92	47,741	2.34	38,163	3.32
Other certificates of deposit	127,923	2.15	131,646	2.64	122,238	3.76

Total interest-bearing deposits	363,111	1.37%	342,820	1.78%	304,434	2.59%

Total deposits	$432,392		$397,740		$349,680

TABLE 12: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2004
3 months or less	$8,023
3-6 months	9,519
6-12 months	26,677
Over 12 months	13,383

Total	$57,602

BORROWINGS

In addition to deposits, the Corporation utilizes short-term borrowings from the FHLB to fund its day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold.

Long-term borrowings consist of advances from the FHLB and advances under a non-recourse revolving bank line of credit, which were used to fund a portion of outstanding loans at C&F Finance. FHLB advances are secured by a blanket floating lien on all qualifying real estate mortgage loans secured by one-to-four family residential properties and by a blanket floating lien on all qualifying real estate mortgage loans secured by commercial properties. The bank line of credit is non-recourse and is secured by loans at C&F Finance. During 2003, the Corporation had additional long-term borrowings outstanding that were used to partially fund the acquisition of C&F Finance. These borrowings consisted of $3.7 million of subordinated notes to the previous owners of C&F Finance and a $5.0 million loan from a third-party financial institution. These borrowings were repaid in 2003 utilizing a portion of the Corporation’s excess liquidity because they carried interest rates of 8.0 percent and 6.0 percent, respectively. See Note 8 to Consolidated Financial Statements.

OFF-BALANCE-SHEET ARRANGEMENTS

To meet the financing needs of customers, the Corporation is a party, in the normal course of business, to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, commitments to sell loans and standby letters of credit. These instruments involve elements of credit and interest rate risk in addition to the amount on the balance sheet. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. We obtain collateral based on our credit assessment of the customer in each circumstance.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of loan commitments was $88.37 million at December 31, 2004 and $64.56 million at December 31, 2003.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $8.23 million at December 31, 2004 and $6.77 million at December 31, 2003.

At December 31, 2004, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to $60.00 million and loans held for sale of $48.57 million. C&F Mortgage has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans of $108.57 million. These commitments to sell loans are designed to eliminate C&F Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences and generally either have loan-to-value ratios of 80 percent or less or have private mortgage insurance or are insured or guaranteed by an agency of the U.S. Government. We include recourse considerations in our calculation of the Corporation’s capital adequacy. Payments made under these recourse provisions were $75,000 in 2004, $107,000 in 2003 and $8,000 in 2002. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

In connection with the purchase of C&F Finance on September 1, 2002, the Corporation guaranteed a stock price of $30 per share for the Corporation’s shares still held by the sellers on the three-year anniversary date of the transaction. As of December 31, 2004, the Corporation’s stock price was $40.35, and the previous owners of C&F Finance still held 17,020 shares of the Corporation’s common stock.

LIQUIDITY

The objective of the Corporation’s liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the current components of a solid foundation for the Corporation’s liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, such as loan payments and payoffs and deposit growth, and the capacity to borrow additional funds.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $86.67 million at December 31, 2004. The Corporation’s funding sources consist of (1) an established federal funds line with a regional correspondent bank that had no outstanding balance under a total line of $14.0 million as of December 31, 2004, (2) an established line with the FHLB that had $20.0 million outstanding under a total line of $113.95 million as of December 31, 2004 and (3) a revolving line of credit with a third-party bank that had $49.87 million outstanding under a total line of $60 million as of December 31, 2004. We have no reason to believe these arrangements will not be renewed at maturity.

Certificates of deposit of $100,000 or more maturing in less than a year totaled $44.22 million at December 31, 2004; certificates of deposit of $100,000 or more maturing in more than one year totaled $13.38 million. The following table presents the Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2004:

CONTRACTUAL OBLIGATIONS

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank line of credit	$49,870	$—	$49,870	$—	$—
FHLB advances[1]	20,000	—	5,000	—	15,000
Securities sold under agreements to repurchase	8,415	8,415		—	—
Operating leases	780	487	293	—	—

Total	$79,065	$8,902	$55,163	$—	$15,000

[1]	The FHLB advances include an early conversion option for the FHLB, at its discretion, to convert the existing fixed-rate advances into three-month LIBOR-based floating rate advances. The conversion option for the $5.0 million advance due within one-to-three years can be exercised in 2005. The conversion options for the $15.0 million advances due in more than five years can be exercised in 2007. We can elect to repay the advances on the conversion dates, but may incur a prepayment penalty depending on actions taken by the FHLB with regard to the conversion options.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, we believe that we maintain overall liquidity sufficient to satisfy the Corporation’s operational requirements and contractual obligations.

CAPITAL RESOURCES

The assessment of capital adequacy depends on such factors as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. We regularly review the adequacy of the Corporation’s capital. We maintain a structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

During 2004, we repurchased 89,050 shares of the Corporation’s common stock, or 2.5 percent of the shares outstanding as of December 31, 2003, in privately negotiated and open market transactions at prices between $35.00 and $41.50. During 2003, we repurchased 80,000 shares of the Corporation’s common stock, or 2.2 percent of the shares outstanding as of December 31, 2002, in privately negotiated transactions at prices between $28.00 and $28.50 per share. No shares were repurchased in 2002. The board of directors authorized these stock repurchases because the Corporation’s capital level exceeded its ongoing operational needs and regulatory requirements. While we will continue to look for opportunities to invest capital in profitable growth, share repurchases are another tool that facilitates improving shareholder return, as measured by ROE and earnings per share.

The Corporation’s capital position continues to exceed regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier I capital ratio was 12.1 percent at December 31, 2004, compared with 12.4 percent at December 31, 2003. The total capital ratio was 13.4 percent at December 31, 2004, compared with 13.7 percent at December 31, 2003. The leverage ratio was 9.7 percent at December 31, 2004, compared with 9.6 percent at December 31, 2003. These ratios are in excess of the mandated minimum requirements.

Shareholders’ equity was $69.90 million at year-end 2004 compared with $65.38 million at year-end 2003. The dividend payout ratio was 28.6 percent in 2004, 20.1 percent in 2003 and 22.8 percent in 2002. During 2004, the Corporation paid dividends of 90 cents per share, up 25.0 percent from 72 cents per share paid in 2003.

We are not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligation to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the work of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (SPEs) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. The adoption of FIN 46 and FIN 46R did not have a material effect on the Corporation’s consolidated financial position or consolidated results of operation.

In December 2003, the Accounting Standards Executive Committee of the American Institution of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to unhealthy “problem” loans that have been acquired, either individually, in a portfolio, or in a business acquisition. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Corporation. We intend to adopt the provision of SOP 03-3 effective January 1, 2005, and do not expect the initial implementation to have a significant effect on the Corporation’s consolidated financial position or consolidated results of operations.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent interest rate lock commitment valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. We have adopted SAB 105. Because the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, we do not anticipate that this guidance will have a material effect on either the Corporation’s consolidated financial position or consolidated results of operations.

Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless we can assert and demonstrate our intention to hold the securities for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investments, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines than an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed. We do not anticipate that this guidance will have a material effect on either the Corporation’s consolidated financial position or consolidated results of operations.

EITF No. 03-16, Accounting for Investments in Limited Liability Companies, was ratified by the FASB and is effective for reporting periods beginning after June 15, 2004. APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, Investments in Partnership Ventures, of APB 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investments, the SEC staff clarified its view that investments of more than 3 percent to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Because of those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. We do not anticipate that this requirement will have a material effect on either the Corporation’s consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs in exchange for goods or services liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its the award’s current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for the Corporation as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosure required for those periods by SFAS 123. We will begin recognizing compensation expense in the third quarter of 2005 for options that have been issued but not yet vested prior to July 1, 2005. We project the compensation expense associated with adopting SFAS 123R will approximate $180,000 in 2005 and $319,000 in 2006. This estimate applies only to options issued but not yet vested prior to July 1, 2005. Options issued after the effective date will increase compensation expense above these estimates for 2005 and 2006.

Options approved by the Compensation Committee of the board of directors and issued in December 2004 were granted with a six-month vesting period. The effect of the six-month vesting is disclosed in the pro forma earnings per share calculations in Note 1 of the Corporation’s Consolidated Financial Statements. This vesting period was determined as part of a broad review of long-term incentive compensation in light of changes in market practice and changes in accounting rules. The issuance of SFAS 123R allowed only a very limited period for evaluating the Corporation’s compensation plans and we believe the decision for a six-month vesting period on options granted in December 2004 was in the best interest of the Corporation and the shareholders. We will continue reviewing the effects of SFAS 123R and its impact on compensation plans throughout the Corporation.

EFFECTS OF INFLATION

The effect of changing prices is typically different for financial institutions than for other entities because a financial institution’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price-level indices. The consolidated financial statements reflect the impacts of inflation on interest rates, loan demands and deposits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

As the holding company for a commercial bank, the Corporation’s primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately affect the level of both income and expense recorded on a large portion of the Corporation’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. Based on the nature of the Corporation’s operations, it is not subject to foreign currency exchange or commodity price risk. The Retail Banking loan portfolio is concentrated primarily in the Virginia counties of King William, King and Queen, Hanover, Henrico, Chesterfield, Middlesex, New Kent, Charles City, York, and James City, and is, therefore, subject to risks associated with these local economies. The Consumer Finance loan portfolio is concentrated primarily in eastern, central and southwest Virginia and portions of Tennessee and Maryland and is, therefore, subject to risks associated with these local economies. As of December 31, 2004, the Corporation does not have any hedging transactions in place such as interest rate swaps or caps.

We enter into rate lock commitments, under which the Corporation, through the Mortgage Banking segment, originates residential mortgage loans with interest rates determined prior to funding. Rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 days to 90 days. For these rate lock commitments, we protect the Corporation from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The Corporation’s interest rate management strategy is designed to stabilize net interest income and preserve capital. We manage interest rate risk through the use of a simulation model that measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. In addition, we monitor the Corporation’s interest rate sensitivity through analysis, measuring the terms to maturity or the next repricing date of interest-earning assets and interest-bearing liabilities. The matching of the maturities of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are “interest-rate-sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be “interest-rate-sensitive” within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity “gap” is defined as the difference between the amount of interest-earning assets anticipated, based on certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based on certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets maturing or repricing within a specific time period exceeds the amount of interest-rate-sensitive liabilities maturing or repricing within that same time period. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to result in a decrease in net interest income. In a declining interest rate environment, an institution with a positive gap would generally be expected to experience a greater decrease in the yield on interest-earning assets relative to the cost of its liabilities and thus a decrease in net interest income. An institution with a negative gap would be expected to experience the opposite results.

Certain shortcomings are inherent in any method of analysis used to estimate a financial institution’s interest rate sensitivity gap. The analysis is based at a given point in time and does not take into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, although certain assets and liabilities may have similar maturities or repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities also may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. The interest rates on loans with call features may or may not change depending on their interest rates relative to market interest rates.

The Corporation also is subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans, which may also affect the Corporation’s interest rate sensitivity gap position.

The methodologies used for interest rate management estimate various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience.

As part of the Corporation’s borrowings, we may utilize, from time to time, daily, convertible, fixed and adjustable rate advances from the FHLB. Convertible advances generally provide for a fixed rate of interest for a portion of the term of the advance, for a conversion feature that enables the FHLB to convert the advance from a fixed rate to an adjustable rate at some predetermined time during the remaining term of the advance, and a concurrent opportunity for the Corporation to prepay the advance with no prepayment penalty in the event the FHLB elects to exercise the conversion feature. The interest rates paid on borrowings with convertible features may or may not change depending on their interest rates relative to market interest rates. Also, the Corporation has an adjustable rate revolving line of credit with a third-party bank that partially funds the lending activities of C&F Finance.

Table 13 sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, that are subject to repricing or that mature in each of the time periods shown. In addition, loans, securities and borrowings with call or convertible provisions are included in the period in which they may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

TABLE 13: Interest Sensitivity Analysis

	Interest-Sensitive Periods
(Dollars in thousands)	Within 90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
Earning assets:
Loans, net of unearned income	$190,989	$18,648	$167,741	$76,803	$454,181
Securities	9,721	7,042	29,294	25,749	71,806
Other short-term investments	31,320	—	—	—	31,320

Total earning assets	$232,030	$25,690	$197,035	$102,552	$557,307

Interest-bearing liabilities:
Interest-bearing transaction accounts	$13,052	$39,157	$34,806	$—	$87,015
Savings accounts	8,314	24,942	22,171	—	55,427
Money market deposit accounts	6,522	19,567	17,392	—	43,481
Certificates of deposit, $100M or more	8,023	36,196	12,416	967	57,602
Other certificates of deposit	25,257	60,136	38,567	943	124,903
Borrowings	58,285	5,000	15,000	—	78,285

Total interest-bearing liabilities	$119,453	$184,998	$140,352	$1,910	$446,713

Period gap	$112,577	$(159,308)	$56,683	$100,642
Cumulative gap	$112,577	$(46,731)	$9,952	$110,594
Ratio of cumulative gap to total earning assets	20.20%	(8.39)%	1.79%	19.84%

Table 14 provides information as of December 31, 2004 and 2003 about the Corporation’s financial instruments that are sensitive to changes in interest rates based on the information and assumptions set forth in the notes. We believe that the assumptions utilized are reasonable. We calculated the expected maturity date values for loans by adjusting the instruments’ contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, we calculated expected maturity date values for interest-bearing core deposits based on estimates of the period over which the deposits would be outstanding, as set forth in the notes. From a risk management perspective, however, we utilize both maturity and repricing dates, as opposed to solely using expected maturity dates as shown in Table 14.

Changes in the maturities of interest-earning assets or interest-bearing liabilities in 2004, as shown in Table 14, that are attributable to factors other than overall growth are as follow:

1)	The increase in loans held for sale maturing within one year is a result of production at C&F Mortgage in the later part of the fourth quarter of 2004 compared with the same period in 2003. All loans originated at C&F Mortgage are usually sold within one month of loan closing.

2)	The decrease in securities maturing within one year and the increase in the corresponding yield is a result of the 2003 year-end deployment of excess liquidity from overnight interest-bearing accounts into short-term investments.

3)	The increase in borrowings and the corresponding cost of funds resulted from C&F Finance’s loan growth, which was partially funded through a variable-rate revolving line of credit.

4)	The increase in yields on earnings assets reflected the impact of the increases in short-term interest rates during the second half of 2004.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. Although Table 13 shows a negative cumulative gap for the one-year time period, a large portion of the interest-bearing liabilities repricing is based on broad assumptions. In addition, although these liabilities are subject to repricing, historically the repricing lags the changes in short-term interest rates.

TABLE 14: Maturity of Interest-Earning Assets/Interest-Bearing Liabilities

	Principal Amount Maturing in:
(Dollars in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value
Interest-Earning Assets:

Fixed rate loans [1,2]
December 31, 2004	$62,554	$35,843	$29,260	$45,464	$39,251	$53,538	$265,910	$268,376
December 31, 2003	$53,722	$35,247	$29,306	$40,886	$37,497	$40,619	$237,277	$242,958
Average interest rate
December 31, 2004	6.69%	9.38%	9.92%	12.65%	13.87%	9.61%	10.07%
December 31, 2003	6.83%	9.76%	10.33%	13.06%	13.55%	7.75%	9.99%

Variable rate loans [1,2]
December 31, 2004	$63,644	$19,540	$11,008	$6,106	$4,114	$37,325	$141,737	$146,344
December 31, 2003	$57,175	$17,041	$8,939	$5,904	$4,449	$28,799	$122,307	$125,116
Average interest rate
December 31, 2004	6.37%	6.14%	6.21%	6.50%	6.43%	6.19%	6.29%
December 31, 2003	5.60%	6.10%	6.30%	6.59%	6.54%	6.35%	5.98%

Loans held for sale
December 31, 2004	$48,566	$—	$—	$—	$—	$—	$48,566	$49,542
December 31, 2003	$29,733	$—	$—	$—	$—	$—	$29,733	$30,353
Average interest rate
December 31, 2004	5.87%	—	—	—	—	—	5.87%
December 31, 2003	5.70%	—	—	—	—	—	5.70%

Securities [3,4]
December 31, 2004	$430	$1,039	$1,664	$3,005	$3,648	$62,020	$71,806	$74,817
December 31, 2003	$40,607	$430	$1,318	$1,645	$9,927	$47,695	$101,622	$105,122
Average interest rate
December 31, 2004	5.23%	5.37%	3.59%	4.32%	4.81%	4.69%	4.67%
December 31, 2003	1.08%	5.23%	5.37%	5.00%	4.45%	4.50%	3.16%

Interest-Bearing Liabilities:
Money market, savings, and interest-bearing transaction accounts [5]
December 31, 2004	$111,554	$18,593	$18,592	$18,592	$18,592	$—	$185,923	$187,747
December 31, 2003	$106,039	$17,674	$17,673	$17,673	$17,673	$—	$176,732	$176,732
Average interest rate
December 31, 2004	0.65%	0.65%	0.65%	0.65%	0.65%	—	0.65%
December 31, 2003	0.64%	0.64%	0.64%	0.64%	0.64%	—	0.64%

Certificates of deposit
December 31, 2004	$129,098	$22,723	$15,697	$5,977	$6,699	$2,311	$182,505	$184,082
December 31, 2003	$140,678	$25,017	$7,867	$4,704	$7,954	$—	$186,220	$188,286
Average interest rate
December 31, 2004	1.77%	2.72%	3.37%	3.46%	3.71%	1.58%	2.15%
December 31, 2003	1.98%	2.74%	3.54%	4.30%	2.92%	—	2.25%

Borrowings
December 31, 2004	$8,415	$49,870	$5,000	$—	$—	$15,000	$78,285	$76,953
December 31, 2003	$8,133	$39,601	$—	$5,000	$—	$15,000	$67,734	$67,194
Average interest rate
December 31, 2004	0.91%	4.92%	2.81%	—	—	3.24%	4.03%
December 31, 2003	0.67%	3.65%	—	2.81%	—	3.24%	3.14%

[1]	Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
[2]	For single-family residential loans, assumes annual prepayment rate of 12 percent. No prepayment assumptions were used for all other loans.
[3]	Includes the Corporation’s investment in Federal Home Loan Bank stock.
[4]	Average interest rates are the average of stated coupon rates and have not been adjusted for taxes.
[5]	Assumes an annual decay rate of 60 percent for year 1 and 10 percent for each of the years 2 through 5.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	December 31,
	2004	2003
Assets
Cash and due from banks	$13,866	$15,457
Interest-bearing deposits in other banks	31,320	34,294
Total cash and cash equivalents	45,186	49,751
Securities – available for sale at fair value, amortized cost of $69,776 and $99,550, respectively	72,787	103,050
Loans held for sale, net	48,566	29,733
Loans, net of allowance for loan losses of $11,144 and $8,657, respectively	394,471	350,170
Federal Home Loan Bank stock	2,030	2,072
Corporate premises and equipment, net	18,304	15,367
Accrued interest receivable	3,041	2,590
Goodwill	10,228	9,071
Other assets	14,509	11,742

Total assets	$609,122	$573,546

Liabilities
Deposits
Non-interest-bearing demand deposits	$78,706	$64,683
Savings and interest-bearing demand deposits	185,923	176,732
Time deposits	182,505	186,220

Total deposits	447,134	427,635
Borrowings	78,285	67,733
Accrued interest payable	614	583
Other liabilities	13,190	12,211

Total liabilities	539,223	508,162

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,538,554 and 3,612,571 shares issued and outstanding, respectively)	3,539	3,612
Additional paid-in capital	80	1,010
Retained earnings	64,323	58,487
Accumulated other comprehensive income, net	1,957	2,275

Total shareholders’ equity	69,899	65,384

Total liabilities and shareholders’ equity	$609,122	$573,546

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Interest income
Interest and fees on loans	$37,120	$35,590	$27,240
Interest on money market investments	528	253	341
Interest on securities
U.S. government agencies and corporations	351	54	—
Tax-exempt obligations of states and political subdivisions	2,386	2,245	2,402
Corporate bonds and other	458	529	637

Total interest income	40,843	38,671	30,620

Interest expense
Savings and interest-bearing deposits	1,152	1,512	2,039
Certificates of deposit, $100M or more	1,086	1,118	1,266
Other time deposits	2,751	3,482	4,592
Short-term borrowings and other	2,560	2,716	1,287

Total interest expense	7,549	8,828	9,184

Net interest income	33,294	29,843	21,436
Provision for loan losses	4,026	3,167	1,141

Net interest income after provision for loan losses	29,268	26,676	20,295

Other operating income
Gains on sales of loans	16,575	20,584	13,929
Service charges on deposit accounts	2,699	2,274	1,987
Other service charges and fees	4,065	4,488	3,792
Gain on calls of available for sale securities	69	412	43
Other income	1,281	1,560	1,702

Total other operating income	24,689	29,318	21,453

Other operating expenses
Salaries and employee benefits	25,233	24,410	18,036
Occupancy expenses	3,556	3,453	3,183
Other expenses	8,964	8,885	6,627

Total other operating expenses	37,753	36,748	27,846

Income before income taxes	16,204	19,246	13,902
Income tax expense	5,006	6,327	4,137

Net income	$11,198	$12,919	$9,765

Earnings per common share – basic	$3.14	$3.58	$2.73

Earnings per common share – assuming dilution	$3.00	$3.42	$2.67

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2001	$3,526	$47		$40,622	$548	$44,743

Issuance of common stock in connection with acquisition	100	2,189				2,289
Stock options exercised	24	270				294
Comprehensive income
Net income			$9,765	9,765		9,765
Other comprehensive income, net of tax
Unrealized holding gains arising during the period net of tax of $705			1,368		1,368	1,368

Comprehensive income			$11,133

Cash dividends ($.62 per share)				(2,226)		(2,226)

Balance December 31, 2002	3,650	2,506		48,161	1,916	56,233

Repurchase of common stock	(80)	(2,182)				(2,262)
Stock options exercised	42	686				728
Comprehensive income
Net income			$12,919	12,919		12,919
Other comprehensive income, net of tax
Unrealized holding gains arising during the period net of tax of $193			359		359	359

Comprehensive income			$13,278

Cash dividends ($.72 per share)				(2,593)		(2,593)

Balance December 31, 2003	3,612	1,010		58,487	2,275	65,384

Repurchase of common stock	(89)	(1,172)		(2,160)		(3,421)
Stock options exercised	16	242				258
Comprehensive income
Net income			$11,198	11,198		11,198
Other comprehensive income, net of tax
Unrealized holding losses arising during the period net of tax benefit of $171			(318)		(318)	(318)

Comprehensive income			$10,880

Cash dividends ($.90 per share)				(3,202)		(3,202)

Balance December 31, 2004	$3,539	$80		$64,323	$1,957	$69,899

Disclosure of reclassification amount for the year ended December 31:

	2004	2003	2002
Unrealized net holding (losses) gains arising during period	$(273)	$627	$1,396
Less: reclassification adjustment for gains included in net income	45	268	28

Net unrealized gains on securities	$(318)	$359	$1,368

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating Activities:
Net income	$11,198	$12,919	$9,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,446	1,547	1,550
Deferred income taxes	(1,373)	(549)	(348)
Provision for loan losses	4,026	3,167	1,141
Accretion of discounts and amortization of premiums on securities, net	151	84	84
Net realized gain on securities	(69)	(412)	(43)
Origination of loans held for sale	(912,657)	(1,083,414)	(782,972)
Sale of loans	893,824	1,160,907	745,008
Change in other assets and liabilities:
Accrued interest receivable	(451)	(320)	(136)
Other assets	(2,380)	(2,489)	(1,212)
Accrued interest payable	31	(131)	(97)
Other liabilities	979	(4,752)	6,215

Net cash (used in) provided by operating activities	(5,275)	86,557	(21,045)

Investing Activities:
Proceeds from maturities and calls of securities available for sale	48,411	13,020	6,818
Purchase of securities available for sale	(18,719)	(54,517)	(11,462)
Purchase of FHLB stock	(638)	—	(1,165)
Redemption of FHLB stock	680	688	—
Net increase in customer loans	(48,327)	(24,703)	(18,734)
Purchase of corporate premises and equipment	(4,408)	(2,861)	(925)
Sale of corporate premises and equipment	25	7	16
Acquisition of subsidiary	—	—	(11,000)

Net cash used in investing activities	(22,976)	(68,366)	(36,452)

Financing Activities:
Net increase in demand, interest-bearing demand and savings deposits	23,214	27,011	44,406
Net (decrease) increase in time deposits	(3,715)	17,091	15,215
Net increase (decrease) in borrowings	10,552	(26,746)	7,082
Repurchase of common stock	(3,421)	(2,262)	—
Proceeds from exercise of stock options	258	728	294
Cash dividends	(3,202)	(2,593)	(2,226)

Net cash provided by financing activities	23,686	13,229	64,771

Net (decrease) increase in cash and cash equivalents	(4,565)	31,420	7,274
Cash and cash equivalents at beginning of year	49,751	18,331	11,057

Cash and cash equivalents at end of year	$45,186	$49,751	$18,331

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Continued

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosure
Interest paid	$7,518	$8,959	$9,281
Income taxes paid	5,798	8,008	4,380

Transactions related to the acquisition of subsidiary:
Increase in assets and liabilities:
Loans	$—	$—	$64,729
Other assets	—	—	12,095
Borrowings	—	—	57,193
Other liabilities	—	—	3,342
Issuance of debt	—	—	3,000
Issuance of common stock	—	—	2,289

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

Nature of Operations: C&F Financial Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole subsidiary, Citizens and Farmers Bank (the “Bank”), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank and its subsidiaries offer a wide range of banking and related financial services to both individuals and businesses.

The Bank has five wholly owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (“C&F Mortgage”), C&F Title Agency, Inc., C&F Finance Company (“C&F Finance,” formerly Moore Loans, Inc.), C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services, LLC, Certified Appraisals, LLC and C&F Reinsurance, LTD, provides ancillary mortgage loan production services for loan settlement, residential appraisals and private mortgage insurance. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Finance, acquired on September 1, 2002, is a regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia, in Northern Virginia and in portions of Tennessee and Maryland. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Business segment data is presented in Note 17.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred taxes and goodwill impairment.

Significant Group Concentrations of Credit Risk: Substantially all of the Corporation’s lending activities are with customers located in Virginia, Maryland and portions of Tennessee. Note 4 discusses the Corporation’s lending activities. The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. Note 3 presents the Corporation’s investment activities. The Corporation does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and interest-bearing deposits in banks, all of which mature within 90 days.

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

Loans Held for Sale: Loans held for sale are carried at the lower of cost or estimated fair value, determined in the aggregate. Fair value considers commitment agreements with investors and prevailing market prices. Principally all loans originated by C&F Mortgage are held for sale to outside investors.

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

Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding.

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures. Consistent with the Corporation’s method for non-accrual loans, payments on impaired loans are first applied to principal outstanding.

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

Rate Lock Commitments: The Corporation enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Federal Home Loan Bank Stock: Federal Home Loan Bank (“FHLB”) stock is carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. In addition, such stock is not considered a debt or equity security in accordance with Statement of Financial Accounting Standards No. 115.

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

Sale of Loans: Transfers of loans are accounted for as sales when control over the loans has been surrendered. Control over transferred loans is deemed to be surrendered when (1) the loans have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans and (3) the Corporation does not maintain effective control over the transferred loans through an agreement to repurchase them before their maturity.

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

Stock Compensation Plans: At December 31, 2004, the Corporation has three stock-based compensation plans, which are described more fully in Note 13. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

(Dollars in thousands, except per share amounts)	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$11,198	$12,919	$9,765
Total stock-based compensation expense determined under fair value based method for all awards	(605)	(373)	(252)

Pro forma net income	$10,593	$12,546	$9,513

Earnings per share:
Basic – as reported	$3.14	$3.58	$2.73
Basic – pro forma	$2.97	$3.47	$2.66
Diluted – as reported	$3.00	$3.42	$2.67
Diluted – pro forma	$2.84	$3.32	$2.60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Dividend yield	2.9%	2.0%	2.8%
Dividend growth rate	7.1%	5.9%	1%
Expected life	8 years	8 years	8 years
Expected volatility	25.0%	26.6%	35.0%
Risk-free interest rate	4.2%	4.2%	4.2%

Earnings Per Common Share: Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially-dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. Earnings per share calculations are presented in Note 9.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Corporation’s Consolidated Statements of Shareholders’ Equity.

Shareholders’ Equity: During 2004, the Corporation repurchased 26,200 shares of its common stock in privately negotiated transactions and 62,850 shares in open-market transactions at prices between $35.00 and $41.50 per share. The repurchases in 2004 were made in accordance with a board-approved stock repurchase program, which expires in January 2005. During 2003, the Corporation repurchased 80,000 shares of its common stock in privately negotiated transactions at prices between $28.00 and $28.50 per share. No shares were repurchased in 2002.

Reclassifications: Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NOTE 2: Acquisition

On September 1, 2002, the Corporation acquired Moore Loans, Inc. (hereinafter referred to as “C&F Finance”). C&F Finance is a regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia, in Northern Virginia and in portions of Tennessee and Maryland. Under the terms of the acquisition, the outstanding shares of C&F Finance’s common stock were purchased for $11,000,000 in cash, $3,000,000 in subordinated notes of the Bank, 100,000 shares of the Corporation’s common stock and up to an additional $3,000,000 in consideration contingent on C&F Finance attaining certain financial goals for the period beginning September 1, 2002 and ending December 31, 2005, of which $1.16 million, $1.01 million and $337,000 was earned in 2004, 2003 and 2002, respectively. Also, the Corporation has guaranteed a stock price of $30 per share for shares still held by the sellers on the three-year anniversary date of the transaction. As of December 31, 2004, the Corporation’s stock price was $40.35, and the previous owners of C&F Finance held 17,020 shares of the Corporation’s common stock. The transaction was accounted for using the purchase method of accounting. The initial purchase price of $16.29 million was allocated to the assets acquired and liabilities assumed as follows (dollars in thousands):

Loans	$64,729
Other assets	4,372
Goodwill	7,723
Liabilities assumed	(60,535)

Total purchase price	$16,289

The results of operations are included in the financial statements from the date of the acquisition. The entire amount of the goodwill resulting from this acquisition is expected to be deductible for tax purposes.

The following table presents pro forma combined results of operations of C&F Financial Corporation and C&F Finance for the year ended December 31, 2002 as if the business combination had been completed as of the beginning of 2002 (dollars in thousands, except per share amount):

Net interest income	$27,103
Net income	11,434
Earnings per share – assuming dilution	3.06

NOTE 3: Securities

Debt and equity securities are summarized as follows:

(Dollars in thousands)	December 31, 2004
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$10,746	$6	$(30)	$10,722
Mortgage-backed securities	3,039	43	(15)	3,067
Obligations of states and political subdivisions	51,065	2,632	(26)	53,671
Preferred stock	4,926	439	(38)	5,327

	$69,776	$3,120	$(109)	$72,787

(Dollars in thousands) Available for Sale	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$47,105	$1	$(18)	$47,088
Mortgage-backed securities	1,725	40	(2)	1,763
Obligations of states and political subdivisions	45,584	3,178	(8)	48,754
Preferred stock	5,136	387	(78)	5,445

	$99,550	$3,606	$(106)	$103,050

The amortized cost and estimated fair value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars in thousands) Available for Sale	December 31, 2004
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,240	$7,248
Due after one year through five years	11,937	12,102
Due after five years through ten years	23,738	24,937
Due after ten years	21,935	23,173
Preferred stock	4,926	5,327

	$69,776	$72,787

Securities in an unrealized loss position at December 31, 2004, by duration of the period of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$7,714	$30	$—	$—	$7,714	$30
Mortgage-backed securities	653	15	—	—	653	15
Obligations of states and political subdivisions	1,966	17	267	9	2,233	26

Subtotal-debt securities	10,333	62	267	9	10,600	71

Preferred stock	321	22	171	16	492	38

Total temporarily impaired securities	$10,654	$84	$438	$25	$11,092	$109

Securities in an unrealized loss position at December 31, 2003, by duration of the period of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations[1]	$43,042	$18	$—	$—	$43,042	$18
Mortgage-backed securities	341	2	—	—	341	2
Obligations of states and political subdivisions	763	8	—	—	763	8

Subtotal-debt securities	44,146	28	—	—	44,146	28

Preferred stock	488	5	991	73	1,479	78

Total temporarily impaired securities	$44,634	$33	$991	$73	$45,625	$106

[1]	Included in this category at December 31, 2003 were securities with an aggregate fair value of $39.97 million and an aggregate unrealized loss of $15,000 that matured in January 2004.

Proceeds from the maturities and calls of securities available for sale in 2004 were $48.41 million, resulting in gross realized gains of $69,000. The amortized cost and estimated fair value of securities pledged to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements amounted to $29.61 million and $31.31 million, respectively, at December 31, 2004.

Proceeds from the maturities and calls of securities available for sale in 2003 were $13.02 million, resulting in gross realized gains of $412,000. Proceeds from the maturities and calls of securities available for sale in 2002 were $6.82 million, resulting in gross realized gains of $43,000.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	December 31,
	2004	2003
Real estate – mortgage	$85,770	$78,634
Real estate – construction	13,315	9,591
Commercial, financial and agricultural	185,646	167,207
Equity lines	18,490	13,044
Consumer	9,620	11,405
Consumer Finance	93,464	79,702

	406,305	359,583
Less unearned loan fees	(690)	(756)

	405,615	358,827
Less allowance for loan losses	(11,144)	(8,657)

	$394,471	$350,170

Loans on non-accrual status were $5.67 million and $3.14 million at December 31, 2004 and 2003, respectively. If interest income had been recognized on non-accrual loans at their stated rates during fiscal years 2004, 2003 and 2002, interest income would have increased by approximately $202,000, $154,000 and $157,000, respectively. The balance of impaired loans at December 31, 2004 and 2003 was $4.25 million and $4.95 million, respectively. Impaired loans at December 31, 2004 consisted of one commercial real estate relationship for which a specific valuation allowance of $965,000 was provided at December 31, 2004. Impaired loans at December 31, 2003 consisted of $1.99 million of non-accrual loans and $2.95 million attributable to one commercial real estate relationship that was not more than 90 days delinquent at year end. A specific valuation allowance of $465,000 was provided for this relationship at December 31, 2003. The average balances of impaired loans for 2004 and 2003 were $3.47 million and $1.85 million, respectively.

Accruing loans past due for 90 days or more were $2.06 million and $1.33 million at December 31, 2004 and 2003, respectively. Accruing loans past due for 90 days or more at December 31, 2004 included a commercial loan relationship approximating $949,000, which had been in non-accrual status at December 31, 2003. This relationship was removed from non-accrual status in 2004 based on an evaluation of the net realizable value of the collateral, the improved financial strength of the borrower and a sustained period of contractual repayment performance.

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(Dollars in thousands)	Year Ended December 31,
	2004	2003	2002
Balance at the beginning of year	$8,657	$6,722	$3,684
Provision charged to operations	4,026	3,167	1,141
Loans charged off	(2,695)	(1,945)	(1,060)
Recoveries of loans previously charged off	1,156	713	264
Acquisition of C&F Finance	—	—	2,693

Balance at the end of year	$11,144	$8,657	$6,722

NOTE 6: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

(Dollars in thousands)	December 31,
	2004	2003
Land	$6,269	$4,143
Buildings	12,985	11,714
Equipment, furniture and fixtures	13,764	12,805

	33,018	28,662
Less accumulated depreciation	(14,714)	(13,295)

	$18,304	$15,367

NOTE 7: Time Deposits

Time deposits are summarized as follows:

(Dollars in thousands)	December 31,
	2004	2003
Certificates of deposit, $100M or more	$57,602	$54,520
Other time deposits	124,903	131,700

	$182,505	$186,220

Remaining maturities on time deposits at December 31, 2004 are as follows (dollars in thousands):

2005	$129,098
2006	22,723
2007	15,697
2008	5,977
Five years and thereafter	9,010

$182,505

NOTE 8: Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Balances outstanding under repurchase agreements were $8.42 million on December 31, 2004 and $8.13 million on December 31, 2003. Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate mortgage loans secured by one-to-four family residential properties and by a blanket floating lien on all qualifying real estate mortgage loans secured by commercial properties. There were no short-term advances from the FHLB outstanding on December 31, 2004 or December 31, 2003.

The table below presents selected information on short-term borrowings:

(Dollars in thousands)	December 31,
	2004	2003
Balance outstanding at year end	$8,415	$8,132
Maximum balance at any month end during the year	$9,921	$32,965
Average balance for the year	$8,882	$11,786
Weighted average rate for the year	0.75%	1.61%
Weighted average rate on borrowings at year end	0.71%	0.67%
Estimated fair value	$8,415	$8,132

Long-term borrowings at December 31, 2004 consist of: advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate mortgage loans secured by one-to-four family residential properties and by a blanket floating lien on all qualifying real estate mortgage loans secured by commercial properties and advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance.

Advances from the FHLB at December 31, 2004 consist of $5 million at 2.8% which matures in three years with a two year call provision, $10 million at 3.24% which matures in eight years with a four year call provision and $5 million at 3.25% which matures in eight years with a four year call provision. The interest rate on the revolving bank line of credit floats at LIBOR plus 250 basis points, and the outstanding balance as of December 31, 2004 was $49.87 million, which matures in two years.

The contractual maturities of long-term borrowings, excluding call provisions, at December 31, 2004 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2005	$—	$—	$—
2006	—	—	—
2007	5,000	49,870	54,870
2008	—	—	—
Thereafter	15,000	—	15,000

	$20,000	$49,870	$69,870

The Corporation’s unused lines of credit for future borrowings total approximately $118.08 million at December 31, 2004, which consists of $93.95 million available from the FHLB, $10.13 million on the revolving bank line of credit and $14.00 million under a federal funds agreement with a third party financial institution.

NOTE 9: Earnings Per Share

The Corporation calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128-Earnings Per Share. The components of the Company’s EPS calculations are as follows:

(Dollars in thousands)	December 31,
	2004	2003	2002
Net income available to common shareholders	$11,198	$12,919	$9,765
Weighted average number of common shares used in earnings per common share – basic	3,567,284	3,610,531	3,571,057
Effect of dilutive securities:
Stock options	161,844	171,312	81,611

Weighted average number of common shares used in earnings per common share – assuming dilution	3,729,128	3,781,843	3,652,668

Options on approximately 79,000, 4,000 and 2,000 shares were not included in computing diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002, respectively, because they were anti-dilutive.

NOTE 10: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

(Dollars in thousands)	Year Ended December 31,
	2004	2003	2002
Current taxes	$6,379	$6,876	$4,485
Deferred taxes	(1,373)	(549)	(348)

	$5,006	$6,327	$4,137

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

(Dollars in thousands)	Year Ended December 31,
	2004	Percent of Pre-tax Income	2003	Percent of Pre-tax Income	2002	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$5,671	35.0%	$6,736	35.0%	$4,727	34.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(910)	(5.6)	(790)	(4.1)	(831)	(6.0)
Reduction of interest expense incurred to carry tax- exempt assets	41.3		47.3		68.5
State income taxes, net of federal tax benefit	347	2.1	542	2.8	315	2.3
Tax effect of dividends-received deduction on preferred stock	(80)	(.5)	(89)	(.5)	(88)	(.6)
Other	(63)	(.4)	(119)	(.6)	(54)	(.4)

	$5,006	30.9%	$6,327	32.9%	$4,137	29.8%

Other assets include deferred income taxes of $2.84 million and $1.30 million at December 31, 2004 and 2003, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

(Dollars in thousands)	December 31,
	2004	2003
Deferred tax asset
Allowance for loan losses	$3,581	$2,048
Deferred compensation	1,078	837
Interest on non-accrual loans	70	127
Other	107	135

Deferred tax asset	4,836	3,147

Deferred tax liability
Depreciation	(162)	(92)
Accrued pension	(364)	(382)
Goodwill and other intangible assets	(366)	(119)
Other	(47)	(30)
Net unrealized gain on securities available for sale	(1,054)	(1,225)

Deferred tax liability	(1,993)	(1,848)

Net deferred tax asset	$2,843	$1,299

NOTE 11: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the “Profit-Sharing Plan”) sponsored by the Virginia Bankers Association. The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings. All salaried employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the Virginia Bankers Association. An employee is 20% vested after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years in the Bank’s contributions. The amounts charged to expense under this plan were $372,000, $320,000 and $382,000, in 2004, 2003 and 2002, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary partial company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s yearly earnings. Contributions may be invested in various investment funds offered under the plan. An employee is vested 25% after two years of service, 50% after three years of service, 75% after four years of service, and fully vested after five years in the employer’s contributions. The amounts charged to expense under this plan were $455,000, $581,000 and $412,000 for 2004, 2003 and 2002, respectively.

C&F Finance has a profit sharing plan for the benefit of all eligible employees. Eligible employees include all full time employees that have at least six months of service on the enrollment dates of July 1 or January 1. Contributions are discretionary. The allocation of the contribution is based upon a percentage of eligible employee salaries. An employee is 20% vested after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years in C&F Finance’s contributions. The amount charged to expense under this plan was $72,000, $84,000 and $12,000 in 2004, 2003 and 2002, respectively.

Individual performance bonuses are awarded annually to selected members of management under a management incentive bonus policy adopted by the Bank effective January 1, 1987. The Corporation’s Compensation Committee recommends to the Corporation’s board of directors the bonuses to be paid to the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer of the Corporation, and recommends to the Bank’s board of directors bonuses to be paid to certain other Bank officers. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank’s board considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under this plan were $392,000, $307,000 and $287,000, in 2004, 2003 and 2002, respectively.

The Corporation has a non-qualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for arbitrary limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing/401(k) Plans and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $58,000, $36,000 and $35,000 in 2004, 2003 and 2002, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

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

(Dollars in thousands)	Year Ended December 31,
	2004	2003
Change in Benefit Obligation
Benefit obligation, beginning	$3,939	$3,082
Service cost	422	317
Interest cost	255	215
Actuarial loss	385	479
Benefits paid	(76)	(154)

Benefit obligation, ending	$4,925	$3,939

Change in Plan Assets
Fair value of plan assets, beginning	$3,831	$2,328
Actual return on plan assets	332	377
Employer contributions	462	1,280
Benefits paid	(76)	(154)

Fair value of plan assets, ending	$4,549	$3,831

Funded status	$(376)	$(108)
Unrecognized net actuarial loss	1,356	1,105
Unrecognized net obligation at transition	(38)	(43)
Unrecognized prior service cost	99	106

Prepaid benefit cost	$1,041	$1,060

Weighted-Average Assumptions for Benefit Obligation as of September 30
Discount rate	6.0%	6.5%
Expected return on plan assets	8.5	8.5
Rate of compensation increase	4.0	4.0

(Dollars in thousands)	Year Ended December 31,
	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$422	$317	$239
Interest cost	255	215	176
Expected return on plan assets	(233)	(192)	(183)
Amortization of prior service cost	7	7	3
Amortization of net obligation at transition	(6)	(6)	(6)
Recognized net actuarial loss	36	25	—

Net periodic benefit cost	$481	$366	$229

Weighted-Average Assumptions for Net Periodic Benefit Cost as of September 30
Discount rate	6.5%	7.0%	7.5%
Expected return on plan assets	8.5	9.0	9.0
Rate of compensation increase	4.0	4.0	4.0

The accumulated benefit obligation was $3.15 million as of December 31, 2004. The contribution paid to the plan in 2004 was $462,000. This payment was the maximum tax-deductible contribution for 2004 allowable under the Internal Revenue Code.

The benefits expected to be paid by the plan in future periods are as follows (dollars in thousands):

2005	$35
2006	37
2007	37
2008	53
2009	80
2010 – 2014	843

$1,085

The Bank selects the expected long-term rate-of-return-on-assets in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period. Higher significance is placed on current forecasts of future long-term economic conditions.

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

The Corporation’s defined benefit plan’s weighted average asset allocations as of September 30 by asset category are as follows:

	2004	2003
Mutual funds-fixed income	35%	40%
Mutual funds-equity	65	60

	100%	100%

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

Loans outstanding to directors and officers totaled $1.28 million and $1.18 million at December 31, 2004 and 2003, respectively. New advances to directors and officers totaled $682,000 and repayments totaled $584,000 in the year ended December 31, 2004. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features.

NOTE 13: Stock Options

On April 20, 2004, the Corporation’s shareholders approved the C&F Financial Corporation 2004 Incentive Stock Plan (the “2004 Plan”). Under the 2004 Plan, options to purchase common stock are granted to certain key employees of the Corporation. Options are issued to employees at a price equal to the fair market value of common stock at the date granted. The maximum aggregate number of shares that may be issued pursuant to awards made under the 2004 Plan shall not exceed 500,000. Options granted prior to December 21, 2004 become exercisable five years after grant date. Options granted on December 21, 2004 become exercisable in six months. All options expire ten years from the grant date.

Prior to the approval of the 2004 Plan, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the “1994 Plan”). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan could not exceed 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. For options granted prior to December 21, 1999, one-third of the options granted were exercisable commencing one year after the grant date with an additional one-third becoming exercisable after each of the following two years. Options granted on or after December 21, 1999, become exercisable five years after the grant date. All options expire ten years from the grant date.

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

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan. Under this plan, options to purchase common stock are granted to non-employee regional directors of the Bank. Options are issued to non-employee regional directors at a price equal to the fair market value of common stock at the date granted. One third of the options granted become exercisable commencing one year after the grant date with an additional one-third becoming exercisable after each of the following two years. All options expire ten years from the grant date.

Transactions under the various plans for the periods indicated were as follows:

	2004		2003		2002
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	406,368	$23.62	366,895	$17.78	311,311	$15.97
Granted	114,800	39.04	92,750	41.84	82,450	22.70
Exercised	(15,033)	15.32	(42,712)	14.83	(22,066)	10.89
Canceled	(32,468)	24.17	(10,565)	16.38	(4,800)	16.13

Outstanding at end of year	473,667	$27.58	406,368	$23.62	366,895	$17.78

* Weighted average

Options exercisable at year-end	147,417		106,318		134,395
Weighted-average fair value of options granted during the year	$9.72		$12.72		$7.57

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Remaining Contractual Life	Exercise Price*	Number Exercisable at December 31, 2004	Exercise Price*
$9.13 to $12.50	23,800	2.3	$11.01	23,800	$11.01
$15.75 to $23.49	249,817	6.4	19.04	109,117	18.28
$35.41 to $39.29	114,800	9.9	39.04	—	—
$40.50 to $46.20	85,250	8.9	41.83	14,500	40.60

$9.13 to $46.20	473,667	7.5	$27.58	147,417	$19.30

*	Weighted average

NOTE 14: Regulatory Requirements and Restrictions

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). For both the Corporation and the Bank, Tier I capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale and goodwill, and total capital consists of Tier I capital and a portion of the allowance for loan losses. Risk-weighted assets for the Corporation and the Bank were $477.61 million and $471.91 million, respectively, at December 31, 2004 and $434.42 million and $428.48 million, respectively, at December 31, 2003. Management believes, as of December 31, 2004, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Corporation	$63,793	13.4%	$38,208	8.0%	N/A	N/A
Bank	57,511	12.2	37,753	8.0	$47,191	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	57,659	12.1	19,104	4.0	N/A	N/A
Bank	51,548	10.9	18,877	4.0	28,315	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	57,659	9.7	23,768	4.0	N/A	N/A
Bank	51,548	8.8	23,505	4.0	29,381	5.0

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Corporation	$59,320	13.7%	$34,753	8.0%	N/A	N/A
Bank	52,602	12.3	34,279	8.0	$42,848	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	53,850	12.4	17,377	4.0	N/A	N/A
Bank	47,206	11.0	17,151	4.0	25,709	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	53,850	9.6	22,505	4.0	N/A	N/A
Bank	47,206	8.5	22,202	4.0	27,753	5.0

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $88.37 million and $64.56 million at December 31, 2004 and 2003, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $8.23 million and $6.77 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $60.00 million and loans held for sale of $48.57 million. C&F Mortgage has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans of approximately $108.57 million. These commitments to sell loans are designed to eliminate C&F Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences and generally either have loan-to-value ratios of 80 percent or less or have private mortgage insurance or are insured or guaranteed by an agency of the U.S. Government. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $649,000, $496,000 and $401,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments due under these leases as of December 31, 2004 are as follows (dollars in thousands):

2005	$487
2006	193
2007	100
2008	—
2009	—
Thereafter	—

$780

As of December 31, 2004, the Corporation had $35.82 million in deposits in financial institutions in excess of amounts insured by the FDIC, the majority of which was on deposit at the FHLB.

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

	December 31,
	2004		2003
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$45,186	$45,186	$49,751	$49,751
Securities	72,787	72,787	103,050	103,050
Net loans	394,471	401,544	350,170	358,661
Loans held for sale, net	48,566	49,542	29,733	30,353
Accrued interest receivable	3,041	3,041	2,590	2,590
Financial liabilities:
Demand deposits	264,629	265,820	241,414	238,870
Time deposits	182,505	184,082	186,220	188,286
Borrowings	78,285	76,953	67,734	67,194
Accrued interest payable	614	614	583	583
Off-balance-sheet items:
Letters of credit	8,232	—	6,766	—
Unused portions of lines of credit	88,372	—	44,814	—

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

NOTE 17: Business Segments

The Corporation operates in a decentralized fashion in three principal business segments: Retail Banking, Mortgage Banking and Consumer Finance. Revenues from Retail Banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from Consumer Finance consist primarily of interest earned on automobile loans.

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

	Year Ended December 31, 2004
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$25,208	$2,373	$15,113	$—	$(1,851)	$40,843
Gains on sales of loans	—	16,572	—	—	3	16,575
Other	3,779	3,226	71	1,038	—	8,114

Total operating income	28,987	22,171	15,184	1,038	(1,848)	65,532

Expenses:
Interest expense	5,703	569	3,133	—	(1,856)	7,549
Salaries and employee benefits	9,982	12,624	2,162	408	57	25,233
Other	6,006	4,233	6,123	184	—	16,546

Total operating expenses	21,691	17,426	11,418	592	(1,799)	49,328

Income before income taxes	$7,296	$4,745	$3,766	$446	$(49)	$16,204

Total assets	$523,035	$56,845	$103,654	$17	$(74,429)	$609,122
Goodwill	$—	$—	$10,228	$—	$—	$10,228

Capital expenditures	$4,029	$295	$84	$—	$—	$4,408

	Year Ended December 31, 2003
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,727	$3,763	$12,433	$—	$(2,252)	$38,671
Gains on sales of loans	—	20,584	—	—	—	20,584
Other	3,551	3,841	41	1,301	—	8,734

Total operating income	28,278	28,188	12,474	1,301	(2,252)	67,989

Expenses:
Interest expense	7,419	1,033	2,628	—	(2,252)	8,828
Salaries and employee benefits	8,589	13,361	1,860	600	—	24,410
Other	6,404	4,369	4,498	234	—	15,505

Total operating expenses	22,412	18,763	8,986	834	(2,252)	48,743

Income before income taxes	$5,866	$9,425	$3,488	$467	$—	$19,246

Total assets	$485,397	$36,990	$89,963	$810	$(39,614)	$573,546
Goodwill	$—	$—	$9,071	$—	$—	$9,071

Capital expenditures	$2,600	$245	$16	$—	$—	$2,861

	Year Ended December 31, 2002
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,858	$3,376	$3,756	$—	$(1,370)	$30,620
Gains on sales of loans	—	13,929	—	—	—	13,929
Other	3,098	3,272	21	1,133	—	7,524

Total operating income	27,956	20,577	3,777	1,133	(1,370)	52,073

Expenses:
Interest expense	8,622	1,003	929	—	(1,370)	9,184
Salaries and employee benefits	7,157	9,934	505	440	—	18,036
Other	6,191	3,427	1,130	203	—	10,951

Total operating expenses	21,970	14,364	2,564	643	(1,370)	$38,171

Income before income taxes	$5,986	$6,213	$1,213	$490	$—	$13,902

Total assets	$496,265	$112,770	$76,307	$32	$(133,452)	$551,922
Goodwill	$—	$—	$7,860	$—	$—	$7,860

Capital expenditures	$645	$256	$16	$8	$—	$925

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans and charges the Consumer Finance segment interest at LIBOR plus 250 basis points. The Retail Banking segment acquires certain lot and permanent loans and home equity lines of credit from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 18: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

(Dollars in thousands) Balance Sheets	December 31,
	2004	2003
Assets
Cash	$571	$1,163
Securities available for sale	5,327	5,445
Other assets	746	500
Investments in subsidiary	63,528	58,539

Total assets	$70,172	$65,647

Liabilities and shareholders’ equity
Other liabilities	$273	$263
Shareholders’ equity	69,899	65,384

Total liabilities and shareholders’ equity	$70,172	$65,647

(Dollars in thousands) Statements of Income	Year Ended December 31,
	2004	2003	2002
Interest income on securities	$325	$365	$369
Interest income on loans	29	99	164
Interest expense on borrowings	—	(262)	(98)
Dividends received from bank subsidiary	5,590	6,508	2,226
Equity in undistributed net income of subsidiary	5,367	6,047	7,265
Other income	23	322	16
Other expenses	(136)	(160)	(177)

Net income	$11,198	$12,919	$9,765

(Dollars in thousands) Statements of Cash Flows	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$11,198	$12,919	$9,765
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(5,367)	(6,047)	(7,265)
Net gain on securities	(2)	(319)	(8)
Provision for losses on preferred stock	—	(40)	40
(Increase) decrease in other assets	(246)	2,035	(2)
(Decrease) increase in other liabilities	(24)	(53)	16

Net cash provided by operating activities	5,559	8,495	2,546

Investing activities:
Increase in investment in subsidiary	—	—	(5,000)
Proceeds from maturities and calls of securities	676	1,504	524
Purchase of securities	(462)	(558)	(381)

Net cash provided by (used in) investing activities	214	946	(4,857)

Financing activities:
(Repayment of) proceeds from borrowing	—	(5,000)	5,000
Repurchase of common stock	(3,421)	(2,262)	—
Dividends paid	(3,202)	(2,593)	(2,226)
Proceeds from the issuance of stock	258	728	294

Net cash (used in) provided by financing activities	(6,365)	(9,127)	3,068

Net (decrease) increase in cash and cash equivalents	(592)	314	757
Cash at beginning of year	1,163	849	92

Cash at end of year	$571	$1,163	$849

NOTE 19: Quarterly Condensed Statements of Income – Unaudited

	2004 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$9,585	$9,956	$10,504	$10,798
Net interest income after provision for loan losses	6,870	7,353	7,616	7,429
Other income	4,862	6,651	6,590	6,586
Other expenses	8,419	9,815	9,635	9,884
Income before income taxes	3,313	4,189	4,571	4,131
Net income	2,347	2,889	3,102	2,860
Earnings per common share – assuming dilution	.62	.77	.84	.77
Dividends per common share	.22	.22	.22	.24

	2003 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$9,538	$9,916	$9,715	$9,502
Net interest income after provision for loan losses	6,685	6,804	6,555	6,632
Other income	6,844	8,095	7,988	6,391
Other expenses	8,681	9,565	9,477	9,025
Income before income taxes	4,848	5,334	5,066	3,998
Net income	3,264	3,544	3,364	2,747
Earnings per common share – assuming dilution	.87	.94	.89	.72
Dividends per common share	.16	.18	.18	.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

C&F Financial Corporation

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that C&F Financial Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). C&F Financial Corporation and subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that C&F Financial Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, C&F Financial Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Yount, Hyde & Barbour. P.C.

Winchester, Virginia
February 8, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporations’ management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Corporation’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on management’s assessment of the Corporation’s internal control over financial reporting appears on pages 79 through 80 hereof.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On February 25, 2005, on the recommendation of the Compensation Committee, the Company’s Board of Directors adopted a new management incentive plan (MIP). The purpose of the MIP is to attract, retain and motivate key employees by providing short-term cash-based incentive awards and long-term equity-based incentive awards to designated executive, managerial and professional employees of the Company and its direct or indirect subsidiaries. The MIP is designed to link key employee interests more closely with the interests of the Company’s shareholders and to create value for the Company by maximizing achievement of corporate, business unit and individual performance goals.

The MIP is an annual plan, is first effective January 1, 2005 and shall remain in effect until amended or terminated. A new plan year will commence on each January 1. The MIP will be administered by the Compensation Committee, which will review the MIP annually and make any amendments or revisions thereto which it deems appropriate or desirable.

Persons eligible to participate in the MIP are key employees of the Company and its direct or indirect subsidiaries who are recommended by the Chief Executive Officer and approved by the Compensation Committee. To be eligible for the MIP in any particular year, key employees must be employees of the Company or a subsidiary as of January 1st of that plan year. Employees who are either hired as key employees or are promoted and become key employees after the beginning of a plan year may be designated as participants for the plan year and assigned a prorated target in the Compensation Committee’s discretion. The President and Chief Executive Officer of C&F Mortgage has an employment agreement and does not participate in the MIP.

Under the MIP, the Compensation Committee will establish MIP performance objectives for the Company and any subsidiary (“Corporate Goals”), appropriate business units of the Company (“Business Unit Goals”) and individuals (“Individual Goals”), and the award formula or matrix by which all incentive awards under the MIP shall be calculated. The Chief Executive Officer’s incentive awards (whether cash or in the form of equity awards) will be determined solely by the Compensation Committee, taking into account the overall Company performance relative to the established business plan (“Corporate Goal”). Each year, the Compensation Committee will review the previously established Corporate Goals, Business Unit Goals and Individual Goals and make any changes to such performance objectives as it deems appropriate for the new plan year.

Each participant shall be assigned a Cash Award target, which shall be paid if the participant achieves his or her Cash Award targeted performance goal(s). Participants may also be awarded Equity Based Awards consisting of restricted stock, stock options, stock appreciation rights or other stock equivalent awards under the MIP if the participant achieves his or her Equity Based Award targeted performance goal(s). All Equity Based Awards granted under the MIP which are payable in or entail the issuance of Company stock will be awarded pursuant to the Company’s 2004 Incentive Stock Plan unless the Compensation Committee specifically determines otherwise.

Target awards may be weighted between Corporate, Business Unit and Individual Goals on such basis as the Compensation Committee determines. Separate performance objectives and award formulas or matrixes maybe established for Cash Awards and Equity Based Awards.

The Business Unit Goals and Individual Goals will be established by the Compensation Committee based on specific business unit and individual objectives to be reviewed by the Compensation Committee annually. These include but are not limited to loan and deposit growth, margins, productivity, soundness, and customer satisfaction.

Cash Awards will be settled in cash. Equity Based Awards will be settled in cash and/or Company stock as determined by the Compensation Committee.

With respect to Cash Awards, except as provided below, no earned award will be payable to a participant unless that participant is an employee of the Company and/or any subsidiary from January 1st of that plan year (or if later, the date he or she is designated as a participant for that plan year) either through the last day of that plan year or, if so provided by the Compensation Committee prior to the end of the plan year to which the award relates, through the date the award for that plan year is paid (“Vesting Date”).

With respect to Equity Based Awards, no grant evidencing the Equity Based Award will be granted unless the participant is employed by the Company or any subsidiary on the date of grant.

In the event of a participant’s death, total and permanent disability, retirement or involuntary termination without cause during a plan year, earned awards shall be calculated for that plan year and then pro-rated by multiplying the earned annual award by a fraction, the numerator of which is the number of full months, including the month in which the terminating event occurred, in the plan year and the denominator of which is twelve. Otherwise, a participant who is not employed by the Company or a subsidiary for any other reason on the Vesting Date for a plan year shall forfeit his or her award for that plan year unless otherwise determined by the Compensation Committee.

This summary is a general description of the MIP and is qualified in its entirety by reference to Exhibit 10.8 to this report on Form 10-K, which is incorporated by reference herein.

Also on February 25, 2005, the Corporation’s Board of Directors adopted initial targets and performance goals for the Corporation’s executive officers under the MIP.

The Cash Award targets for a plan year of the Chief Executive Officer and other named executive officers are based solely on achievement of the Corporate Goal. The Corporate Goal for the Cash Awards for the named executive officers is based on the Company’s return on equity (“ROE”) and return on assets (“ROA”) for the plan year for which the Cash Award is made compared to a peer group of banks selected by the Compensation Committee. If 100% of the Cash Award Corporate Goal is achieved for a plan year, the Chief Executive Officer and other named executive officers will earn a Cash Award equal to his or her individual Cash Target Award. If greater than or less than 100% (but at least the Minimum Award Level designated by the Compensation Committee) of the Cash Award Corporate Goal is achieved for a plan year, the Chief Executive Officer and other named executive officers will earn a Cash Award equal to more or less than 100% of his or her individual Cash Target Award (but in no event more than the Maximum Award Level designated by the Compensation Committee) based on an award matrix designated by the Compensation Committee.

The Equity Based Award targets for a plan year for the Chief Executive Officer and other named executive officers, are based solely on achievement of the Corporate Goal. The Corporate Goal for the Equity Based Awards for these named executive officers is based on the 5-Year Total Shareholder Return (“TSR”) of the Company through September 30 of the plan year for which the Equity Based Award is made compared to the TSR for the same period of the group of banks that make up the Independent Bank Index that would be used in the stock performance graph contained in Company’s annual meeting proxy statement for the following year if such graph reflected performance through September 30 rather than through December 31. If 100% of the Equity Based Award Corporate Goal is achieved for a plan year, the Chief Executive Officer and other named executive officers will earn an Equity Based Award equal to his or her individual Equity Based Target Award. If greater than or less than 100% (but at least the Minimum Award Level designated by the Compensation Committee) of the Equity Based Award Corporate Goal is achieved for a plan year, the Chief Executive Officer and other named executive officers will earn an Equity Based Award equal to more or less than 100% of his or her individual Equity Based Target Award (but in no event more than the Maximum Award Level designated by the Compensation Committee) based on an award matrix designated by the Compensation Committee. The Compensation Committee will determine the appropriate valuation methodology for determining the fair market value of such equity award on the date of grant.

Item 5.02(c) Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On February 25, 2005, the Corporation’s Board of Directors appointed Robert L. Bryant (54) Executive Vice President and Chief Operating Officer of the Corporation, effective February 25, 2005. Mr. Bryant has been employed since December 2004 as Executive Vice President and Chief Operating Officer of the Bank, and will retain that position as well. Prior to December 2004, Mr. Bryant served as Senior Vice President and Chief Operating Officer of the Bank beginning in May 2004. Prior to joining the Bank, from 1996 to 2004, Mr. Bryant was President of Renaissance Resources, a business consulting practice located in Richmond, Virginia.

Mr. Bryant does not have a written employment agreement with the Company, but the Company has agreed to pay him an annual base salary of $155,000 for 2005. Mr. Bryant is also eligible to participate in the Company’s MIP described in Item 1.01 above and receives insurance and other benefits commensurate with those furnished to other Company employees. Mr. Bryant has a pre-existing change in control agreement with the Company which was entered into effective February 15, 2005 and is identical in all material respects to the change in control agreement the Company has entered into with the Company’s Chief Financial Officer. A copy of this change in control agreement is attached as Exhibit 10.12 to this report on Form 10-K and incorporated by reference herein.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the Directors of the Corporation is contained on pages 4 through 5 of the 2005 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 18 of the 2005 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning Executive Officers of the Corporation is included in Part I of this Form 10-K under the caption, “Executive Officers of the Registrant.” The Corporation has adopted a Code of Business Conduct and Ethics that applies to its directors, executives and employees. The Corporation’s Code was filed as Exhibit 14 to the Corporation’s 2003 Form 10-K.

The Board of Directors of the Corporation has a standing Audit Committee, which is comprised of three directors who satisfy all of the following criteria: (i) meet the independence requirements of the NASDAQ Stock Market’s (NASDAQ) listing standards, (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Corporation or any of its subsidiaries, (iii) are not an affiliated person of the Corporation or any of its subsidiaries and (iv) are competent to read and understand financial statements. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience that results in the individual’s financial sophistication. The members of the Audit Committee are Messrs. J. P. Causey Jr., Barry R. Chernack and William E. O’Connell, Jr. The Board of Directors has determined that the chairman of the Audit Committee, Mr. Barry R. Chernack, qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the SOX Act. Mr. Chernack is independent of management based on the independence requirements set forth in the NASDAQ’s listing standards’ definition of “independent director.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained on pages 7 through 14 of the 2005 Proxy Statement under the captions, “Executive Compensation,” “Employment and Change in Control Agreements,” “Employee Benefit Plans,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” is incorporated herein by reference. The information regarding Director compensation contained on page 6 of the 2005 Proxy Statement under the caption, “Directors Compensation,” is incorporated herein by reference. The information on page 17 of the 2005 Proxy Statement under the caption, “Performance Graph,” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 2 through 3 of the 2005 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	463,500	$27.57	465,950	(3)
Equity compensation plan not approved by shareholders (2)	10,167	$27.83	13,000	(4)

Total	473,667	$27.58	478,950

(1)	This plan category consists of (i) the C&F Financial Corporation 2004 Incentive Stock Plan (“2004 Incentive Plan), (ii) the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (“1994 Incentive Plan”), which expired on April 30, 2004 and (iii) the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (“Director Plan”).
(2)	This plan category consists solely of the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (“Regional Director Plan”). The Board of Directors of the Corporation adopted the Regional Director Plan on October 19, 1999. This plan will expire on October 18, 2009, unless sooner terminated by the Corporation’s Board of Directors. The Regional Director Plan makes available up to 25,000 shares of common stock for awards to eligible members of the regional boards of the Bank, or any other regional board of the Corporation, the Bank, any other division of the Bank or any other affiliate of the Corporation approved for participation in the Regional Director Plan, in the form of stock options. The purpose of the Regional Director Plan is to promote a greater identity of interest between regional directors and the Corporation’s shareholders by increasing the ownership of the regional directors in the Corporation’s equity securities through the receipt of awards in the form of options. All regional directors who are not employees or directors of the Corporation, the Bank or any other affiliate of the Corporation are eligible for awards under the Regional Director Plan. This plan is administered by the Corporation’s Compensation Committee, which acts as a Stock Option Committee.
(3)	Includes 402,700 shares available to be granted in the form of options under the 2004 Incentive Plan and 63,250 shares available to be granted in the form of options under the Director Plan.
(4)	Includes 13,000 shares to be granted in the form of options under the Regional Director Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 7 of the 2005 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on page 16 of the 2005 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15 (a) Exhibits:

2.1	Stock Purchase Agreement by and between Citizens and Farmers Bank, C&F Financial Corporation, Moore Loans, Inc., Abby W. Moore, Joanne Moore and John D. Moore dated as of August 30, 2002 (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 3, 2002)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed March 29, 1996)

3.2	Bylaws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

*10.1	Change in Control Agreement dated December 16, 1997 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit No. 10 to Form 10-K filed March 23, 1998)

*10.1.1	Amendment to Change in Control Agreement dated July 23, 2003 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10.1.1 to Form 10-Q filed November 13, 2003)

*10.3	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Thomas F. Cherry

*10.4	C&F Executive’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 15, 2002)

*10.5	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed May 1, 2000)

*10.6	C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed September 18, 1998)

*10.7	C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed October 22, 1999)

*10.8	C&F Financial Corporation Management Incentive Plan dated February 25, 2005

*10.9	C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to Form 10-Q filed May 6, 2004)

*10.10	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.11	Employment Agreement dated April 16, 2002 between C&F Mortgage Corporation and Bryan McKernon

*10.12	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Robert L. Bryant

*10.13	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Bryan McKernon

*10.14	Schedule of C&F Financial Corporation Non-Employee Directors’ Annual Compensation

*10.15	Base Salaries for Named Executive Officers of C&F Financial Corporation

13	C&F Financial Corporation 2004 Annual Report to Shareholders

14	C&F Financial Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed March 12, 2004)

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

*	Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

C&F FINANCIAL CORPORATION
(Registrant)

Date: February 25, 2005	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Larry G. Dillon	Date: February 25, 2005
Larry G. Dillon, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas F. Cherry	Date: February 25, 2005
Thomas F. Cherry, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ J. P. Causey Jr.	Date: February 25, 2005
J. P. Causey Jr., Director

/s/ Barry R. Chernack	Date: February 25, 2005
Barry R. Chernack, Director

/s/ James H. Hudson III	Date: February 25, 2005
James H. Hudson III, Director

/s/ Joshua H. Lawson	Date: February 25, 2005
Joshua H. Lawson, Director

/s/ William E. O’Connell Jr.	Date: February 25, 2005
William E. O’Connell Jr., Director

/s/ Paul C. Robinson	Date: February 25, 2005
Paul C. Robinson, Director