Form 10-Q
period 2005-03-31
C & F FINANCIAL CORP
filed 2005-05-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At May 3, 2005, the latest practicable date for determination, 3,556,354 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$15,016	$13,866
Interest-bearing deposits in other banks	13,874	31,320

Total cash and cash equivalents	28,890	45,186
Securities-available for sale at fair value, amortized cost of $67,933 and $69,776, respectively	70,230	72,787
Loans held for sale, net	52,571	48,566
Loans, net	415,802	394,471
Federal Home Loan Bank stock	2,101	2,030
Corporate premises and equipment, net of accumulated depreciation	19,594	18,304
Accrued interest receivable	3,101	3,041
Goodwill	10,228	10,228
Other assets	14,026	14,509

Total assets	$616,543	$609,122

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest bearing demand deposits	$74,169	$78,706
Savings and interest-bearing demand deposits	184,450	185,923
Time deposits	187,615	182,505

Total deposits	446,234	447,134
Borrowings	81,485	78,285
Accrued interest payable	943	614
Other liabilities	16,434	13,190

Total liabilities	545,096	539,223

Commitments and contingent liabilities

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,556,354 and 3,538,554 shares issued and outstanding, respectively)	3,556	3,539
Additional paid-in capital	321	80
Retained earnings	66,076	64,323
Accumulated other comprehensive income, net	1,494	1,957

Total shareholders’ equity	71,447	69,899

Total liabilities and shareholders’ equity	$616,543	$609,122

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2005	2004
Interest income
Interest and fees on loans	$10,118	$8,666
Interest on other market investments	168	133
Interest on securities
U.S. government agencies and corporations	74	77
Tax-exempt obligations of states and political subdivisions	609	588
Corporate bonds and other	123	121

Total interest income	11,092	9,585

Interest expense
Savings and interest-bearing deposits	392	273
Certificates of deposit, $100,000 or more	305	271
Other time deposits	727	732
Short-term borrowings and other	824	544

Total interest expense	2,248	1,820

Net interest income	8,844	7,765

Provision for loan losses	1,089	895

Net interest income after provision for loan losses	7,755	6,870

Noninterest income
Gains on sales of loans	3,679	3,066
Service charges on deposit accounts	652	602
Other service charges and fees	1,010	793
Gain on calls of available for sale securities	—	30
Other income	406	371

Total noninterest income	5,747	4,862

Noninterest expenses
Salaries and employee benefits	6,455	5,633
Occupancy expenses	955	911
Other expenses	2,330	1,875

Total noninterest expenses	9,740	8,419

Income before income taxes	3,762	3,313
Income tax expense	1,155	966

Net income	$2,607	$2,347

Per share data
Net income – basic	$.73	$.65
Net income – assuming dilution	$.71	$.62
Cash dividends paid and declared	$.24	$.22
Weighted average number of shares – basic	3,551,093	3,594,204
Weighted average number of shares – assuming dilution	3,685,550	3,767,485

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2004	$3,539	$80		$64,323	$1,957	$69,899
Comprehensive income
Net income			$2,607	2,607		2,607
Other comprehensive loss, net of tax
Unrealized loss on securities			(463)		(463)	(463)

Comprehensive income			$2,144

Stock options exercised	17	241				258
Cash dividends				(854)		(854)

March 31, 2005	$3,556	$321		$66,076	$1,494	$71,447

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2003	$3,612	$1,010		$58,487	$2,275	$65,384
Comprehensive income
Net income			$2,347	2,347		2,347
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment			694		694	694

Comprehensive income			$3,041

Repurchase of common stock	(27)	(1,010)		(108)		(1,145)
Stock options exercised	1	15				16
Cash dividends				(789)		(789)

March 31, 2004	$3,586	$15		$59,937	$2,969	$66,507

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period			$714
Less: reclassification adjustment for gains included in net income			(20)

Net unrealized gains on securities			$694

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,607	$2,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	338	400
Amortization of intangible assets	33	33
Provision for loan losses	1,089	895
Accretion of discounts and amortization of premiums on investment securities, net	10	19
Net realized gain on securities	—	(30)
Proceeds from sale of loans	198,959	152,550
Origination of loans held for sale	(202,964)	(170,404)
Change in other assets and liabilities:
Accrued interest receivable	(60)	(74)
Other assets	701	295
Accrued interest payable	329	(14)
Other liabilities	3,244	574

Net cash provided by (used in) operating activities	4,286	(13,409)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	4,147	41,811
Purchase of securities available for sale	(2,314)	(11,097)
Net increase in customer loans	(22,420)	(2,476)
Purchase of corporate premises and equipment	(1,756)	(397)
Sale of corporate premises and equipment	128	12
(Purchase) redemption of Federal Home Loan Bank stock	(71)	680

Net cash (used in) provided by investing activities	(22,286)	28,533

Cash flows from financing activities:
Net (decrease) increase in demand, interest bearing demand and savings deposits	(6,010)	1,777
Net increase (decrease) in time deposits	5,110	(1,868)
Net increase in other borrowings	3,200	3,250
Repurchase of common stock	—	(1,145)
Proceeds from exercise of stock options	258	16
Cash dividends	(854)	(789)

Net cash provided by financing activities	1,704	1,241

Net (decrease) increase in cash and cash equivalents	(16,296)	16,365
Cash and cash equivalents at beginning of period	45,186	49,751

Cash and cash equivalents at end of period	$28,890	$66,115

Supplemental disclosure
Interest paid	$1,919	$1,834
Income taxes paid	$7	$94

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended March 31,
(in 000’s, except per share amounts)	2005	2004
Net income, as reported	$2,607	$2,347
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(500)	141

Pro forma net income	$2,107	$2,206

Earnings per share:
Basic – as reported	$.73	$.65
Basic – pro forma	$.59	$.61
Diluted – as reported	$.71	$.62
Diluted – pro forma	$.57	$.59

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Corporation’s results of operations at the present time. The Corporation will begin recognizing compensation expense in 2006 for options that have been issued but not yet vested prior to January 1, 2006. Projected compensation expense associated with adopting SFAS No. 123R will approximate $321,000 in 2006. This estimate applies only to options issued through March 31, 2005 but not yet vested prior to January 1, 2006. Options issued after March 31, 2005 will increase compensation expense above this estimate for 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107. SAB 107 expresses the views of the SEC staff regarding the interaction of SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

Options approved by the Compensation Committee of the Board of Directors and issued in December 2004 were granted with a six-month vesting period. The effect of the six-month vesting is included in the pro forma earnings per share calculations for the three months ended March 31, 2005. This vesting period was determined as part of a broad review of long-term incentive compensation in light of changes in market practice and changes in accounting rules. The issuance of SFAS No. 123R allowed only a very limited period for evaluating the Corporation’s compensation plans and the Board believes the decision for a six-month vesting period on options granted in December 2004 was in the best interest of the Corporation and the shareholders. The Board will continue reviewing the effects of SFAS 123R and its impact on compensation plans throughout the Corporation.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first three months of 2004, the Corporation repurchased 26,200 shares of its common stock in privately-negotiated transactions and 1,500 shares in open-market transactions at prices from $38.50 to $41.50. There were no stock repurchases in the first three months of 2005.

Note 4

Securities in an unrealized loss position at March 31, 2005, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$5,669	$74	$959	$37	$6,628	$111
Mortgage-backed securities	626	24	—	—	626	24
Obligations of states and political subdivisions	3,076	32	269	6	3,345	38

Subtotal-debt securities	9,371	130	1,228	43	10,599	173

Preferred stock	687	4	172	15	859	19

Total temporarily impaired securities	$10,058	$134	$1,400	$58	$11,458	$192

Note 5

The Bank has a noncontributory defined benefit plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
(in 000’s)	2005	2004
Service cost	$137	$105
Interest cost	74	64
Expected return on plan assets	(87)	(58)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	2	1
Amortization of net loss	11	9

Net periodic benefit cost	$136	$120

In December 2004, the Bank made a $462,419 cash payment to the plan. This payment was the maximum tax-deductible contribution for 2004 allowable under the Internal Revenue Code.

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

Three Months Ended March 31, 2005

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,867	$510	$4,232	$—	$(517)	$11,092
Gains on sales of loans	—	3,667	—	—	12	3,679
Other	1,075	773	61	159	—	2,068

Total operating income	7,942	4,950	4,293	159	(505)	16,839

Expenses:
Interest expense	1,601	158	1,021	—	(532)	2,248
Personnel expenses	2,718	2,865	692	151	29	6,455
Provision for loan losses	100	—	989	—	—	1,089
Other	1,627	1,014	597	47	—	3,285

Total operating expenses	6,046	4,037	3,298	198	(502)	13,077

Income before income taxes	1,896	913	995	(39)	(3)	3,762
Provision for income taxes	446	346	378	(15)	—	1,155

Net income	$1,450	$567	$617	$(24)	$(3)	$2,607

Total assets	$523,515	$60,279	$107,566	$10	$(74,827)	$616,543
Capital expenditures	$1,724	$5	$27	$—	$—	$1,756

Three Months Ended March 31, 2004

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,119	$375	$3,450	$—	$(359)	$9,585
Gains on sales of loans	—	3,066	—	—	—	3,066
Other	895	632	15	254	—	1,796

Total operating income	7,014	4,073	3,465	254	(359)	14,447

Expenses:
Interest expense	1,448	60	671	—	(359)	1,820
Personnel expenses	2,437	2,557	527	112	—	5,633
Provision for loan losses	—	—	895	—	—	895
Other	1,450	848	448	40	—	2,786

Total operating expenses	5,335	3,465	2,541	152	(359)	11,134

Income before income taxes	1,679	608	924	102	—	3,313
Provision for income taxes	345	231	351	39	—	966

Net income	$1,334	$377	$573	$63	$—	$2,347

Total assets	$505,838	$53,814	$93,028	$10	$(74,302)	$578,388
Capital expenditures	$317	$79	$1	$—	$—	$397

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires us to make estimates and assumptions. Those accounting policies that require our most difficult, subjective or complex judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

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

Valuation of Derivatives: The Corporation enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Corporation protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of the loan, the Corporation is obligated to sell the loan to the purchaser only if the loan closes. No other obligation exists. As a result of these contractual terms with purchasers of loans, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

Goodwill: On January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. We completed the annual test for impairment during the fourth quarter of 2004 and determined there was no impairment to be recognized in 2004. As part of the impairment test, we performed a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. Based on the analysis performed, no charge for impairment was determined to be necessary. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

Defined Benefit Pension Plan: The Bank maintains a noncontributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, may impact pension expense as measured in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

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

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. We track three primary performance measures in order to assess the level of success in achieving these goals: (i) return on average assets, (ii) return on average equity and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: retail banking, mortgage banking and consumer finance. We also actively manage our capital through: growth, stock repurchases and dividends.

Financial Performance Measures. For the Corporation, net income increased 11.1 percent to $2.6 million for the first quarter ended March 31, 2005. Diluted net income per share increased 14.5 percent to $.71 per share. The Corporation’s ROA was 1.72 percent for the first quarter of 2005 compared with 1.66 percent for the first quarter of 2004, and its ROE was 14.70 percent for the first quarter of 2005 compared with 14.38 percent for the first quarter of 2004. Net income for the first quarter of 2005 included earnings improvement in each of the Corporation’s primary business segments. Factors influencing first quarter earnings included rising interest rates, higher commercial and consumer loan demand, strong seasonal mortgage loan production, maintenance of asset quality and higher operating expenses to support growth.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Net income for the Retail Banking segment increased approximately $116,000 to $1.5 million for the quarter ended March 31, 2005. The improvement in the performance of the Retail Banking segment resulted from a higher level of and a higher-yielding composition of earning assets. These improvements were offset in part by an increase in the provision for loan losses, the costs associated with the expansion of the Retail Banking segment into the Hanover County and Peninsula markets of Virginia and an increase in operational and administrative expenses to support growth.

During the first quarter of 2005, the Bank installed a new mainframe computer, upgraded its primary operating system and enhanced the operating platform in all branches, which will help us be more efficient and offer better customer service. In addition, progress continues on the Bank’s new operations center, which we expect to occupy during the third quarter of 2005. The Bank has also started construction of two new retail branches in the Virginia Peninsula region, which we expect to open in the fourth quarter of 2005.

Mortgage Banking: Net income for the Mortgage Banking segment increased 50.4 percent to approximately $567,000 for the quarter ended March 31, 2005. This increase resulted from a higher volume of loans sold in 2005, offset in part by lower profit margins resulting from a proportionately higher volume of variable-rate loans sold versus fixed rate loans. The gain on sales of variable-rate loans is less than that of fixed-rate loans. For the first quarter of 2005, the amount of loan originations at C&F Mortgage resulting from refinancings was $79.2 million compared to $56.2 million for the first quarter of 2004. Loans originated for new and resale home purchases for these two time periods were $123.8 million and $114.2 million, respectively. Future earnings of the Mortgage Banking segment will be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings.

Consumer Finance: Net income for the Consumer Finance segment increased 7.7 percent to approximately $617,000 for the quarter ended March 31, 2005. The increase in 2005 resulted from a 17.6 percent increase in average loans outstanding, which more than offset the increases in the cost of borrowings attributable to rising interest rates, the provision for loan losses and operating expenses to support growth and technology investments. During the second quarter of 2005, the Consumer Finance segment will complete its conversion to a new loan system, which will create efficiencies and expand capacity for new business, and will move its operations center to a new location in Richmond, Virginia. Future earnings of the Consumer Finance segment in the short-term will be affected by the continuing investments in technology to enhance operations and the initial start-up costs associated with the expansion of the Consumer Finance segment into new markets in Northern Virginia and in portions of Tennessee and Maryland.

Capital Management. Total assets grew by $7.4 million to $616.5 million during the first quarter of 2005. A detailed discussion of the changes in our financial position is included in the section “Financial Condition.” Dividends for the first quarter of 2005 were 24 cents per share versus 22 cents per share in the first quarter of 2004. The weighted average number of shares outstanding in the first quarter of 2005 was 3,551,093 compared to 3,594,204 in the first quarter of 2004. This decrease resulted from the repurchase of 89,050 shares throughout 2004. No share repurchases have been made in 2005.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

	Three Months Ended
	March 31, 2005		March 31, 2004
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$69,954	6.57%	$71,106	6.29%
Loans held for sale	40,417	5.06	31,466	4.77
Loans	414,205	9.30	357,313	9.03
Interest bearing deposits in other banks	28,399	2.37	57,920.92

Total earning assets	$552,975	8.29%	$517,805	7.49%

Time and savings deposits	$370,738	1.54%	358,480	1.42%
Borrowings	78,703	4.19	68,604	3.17

Total interest bearing liabilities	$449,441	2.00%	$427,084	1.70%

Net interest margin		6.66%		6.08%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the changes from the first quarter of 2004 to the first quarter of 2005 in the components of net interest income on a taxable-equivalent basis. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	2005 from 2004
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$33	$(19)	$14
Loans	232	1,459	1,691
Interest-bearing deposits in other banks	131	(96)	35

Total interest income	396	1,344	1,740

Interest expense:
Time and savings deposits	126	22	148
Borrowings	177	103	280

Total interest expense	303	125	428

Change in net interest income	$93	$1,219	$1,312

Net interest income, on a taxable equivalent basis, for the three months ended March 31, 2005 was $9.2 million. Net interest income, on a taxable equivalent basis, for the first quarter of 2004 was $7.9 million. The increase was a result of a 6.8% increase in the average balance of interest-earning assets and an increase in the net interest margin to 6.66% for the quarter ended March 31, 2005 from 6.08% for the quarter ended March 31, 2004.

Average loans outstanding increased $42.7 million at the Retail Banking segment and $14.2 million at the Consumer Finance segment. Average loans held for sale at the Mortgage Banking segment increased $9.0 million. The increase in loans at the Retail Banking segment was mainly attributable to loan production in the Virginia Peninsula market and residential construction loan growth. The increase in loans held for sale at the Mortgage Banking segment resulted from higher production volume. The increase in loans at the Consumer Finance segment was mainly attributable to the new markets this segment serves, in addition to overall growth at existing locations. The yield on loans held for investment at the Retail Banking segment and the Consumer Finance segment increased 27 basis points and the yield on loans held for sale at the Mortgage Banking segment increased 29 basis points. These increases resulted from a general increase in interest rates, including a 175 basis point increase in the prime rate since March 31, 2004.

Average securities available for sale decreased $1.2 million; however, their average yield increased 28 basis points. The decline in the average balance resulted from the utilization of proceeds from maturities and calls to fund the increase in loan demand. The yield increase was a result of the mix of investments. The percentage of shorter-term, lower-yielding investments decreased in the first quarter of 2005 as compared to 2004.

Average interest earning deposits at other banks, primarily the FHLB, decreased $29.5 million; however, their average yield increased 145 basis points. The decline in the average balance resulted from the utilization of these low-yielding deposits to fund the increase in loan demand. The yield increase reflected the increase in short-term interest rates as measured by the 175 basis point increase in prime rate since the first quarter of 2004.

A 12 basis point increase in the cost of deposits during 2005 resulted from an increase in interest rates. Generally, deposit interest rate increases lag the increase in loan interest rates. Although interest rates have increased in 2005, deposits will reprice more gradually as existing certificates of deposit mature in future periods.

The $10.1 million increase in average borrowings and the 102 basis point increase in the average rate resulted from the increase in loans at the Consumer Finance segment, which was funded by a LIBOR-based line of credit with an unrelated third party.

The net interest margin has benefited in the short term as prime-based loans have repriced as the prime rate has changed. However, we expect that the favorable impact of the deposit repricing lag will neutralize in the longer term and the cost of borrowings will continue to increase as short-term interest rates rise. As a result, the increase in the net interest margin experienced in the first three months of 2005 should decline throughout the year if rates continue to rise.

Noninterest Income

	Three Months Ended March 31, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,667	$—	$12	$3,679
Service charges on deposit accounts	652	—	—	—	652
Other service charges and fees	243	767	—	—	1,010
Gain on calls of available for sale securities	—	—	—	—	—
Other income	180	6	61	159	406

Total noninterest income	$1,075	$4,440	$61	$171	$5,747

	Three Months Ended March 31, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$3,066	$—	$—	$3,066
Service charges on deposit accounts	602	—	—	—	602
Other service charges and fees	185	608	—	—	793
Gain on calls of available for sale securities	30	—	—	—	30
Other income	78	24	15	254	371

Total noninterest income	$895	$3,698	$15	$254	$4,862

Total noninterest income increased 18.6 percent, to $5.7 million for the first quarter of 2005 from $4.9 million for the first quarter of 2004. This increase was attributable to (1) higher service charges and fees on deposit accounts at the Retail Banking segment resulting from deposit account growth, (2) higher gains on sales of loans and other service charges at the Mortgage Banking segment resulting from an increase in the volume of loans closed and sold and (3) higher other income at the Consumer Finance segment resulting from fees generated from loan origination.

Noninterest Expense

	Three Months Ended March 31, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$2,718	$2,865	$692	$180	$6,455
Occupancy expense	604	300	45	6	955
Other expenses	1,023	714	552	41	2,330

Total noninterest expense	$4,345	$3,879	$1,289	$227	$9,740

	Three Months Ended March 31, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$2,437	$2,557	$527	$112	$5,633
Occupancy expense	580	278	46	7	911
Other expenses	869	571	402	33	1,875

Total noninterest expense	$3,886	$3,406	$975	$152	$8,419

Total noninterest expense increased 15.7 percent, to $9.7 million for the first quarter of 2005 from $8.4 million for the first quarter of 2004. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expenses that were primarily attributable to higher personnel and operating expenses to support growth at both segments and technology enhancements at the Consumer Finance segment. Start-up costs associated with the Bank’s expansion efforts will continue throughout 2005 as construction has started on two new retail branches on the Virginia Peninsula. We will also incur additional costs as the Retail Banking segment relocates its operations departments to a new facility in 2005. The Consumer Finance segment continues to invest in both technology and people to create efficiencies and serve new markets in Northern Virginia and in portions of Tennessee and Maryland. An increase in noninterest expenses for the Mortgage Banking segment reflected higher production-based compensation and operating expenses due to an increase in production.

Income Taxes

Income tax expense for the three months ended March 31, 2005 amounted to $1.2 million, resulting in an effective tax rate of 30.7 percent, compared to $966,000, or 29.2 percent, for the three months ended March 31, 2004. The increase in the effective tax rate for the quarter resulted from a lower proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions. The change in the composition of earnings mainly reflected the higher earnings at the Mortgage Banking and the Consumer Finance segments.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for periods indicated:

	Three Months Ended March 31, 2005
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,460	$6,684	$11,144
Provision for loan losses	100	989	1,089

	4,560	7,673	12,233

Loans charged off	(51)	(790)	(841)
Recoveries of loans previously charged off	16	340	356

Net loans charged off	(35)	(450)	(485)

Allowance, end of period	$4,525	$7,223	$11,748

	Three Months Ended March 31, 2004
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,256	$4,401	$8,657
Provision for loan losses	—	895	895

	4,256	5,296	9,552

Loans charged off	(5)	(672)	(677)
Recoveries of loans previously charged off	4	209	213

Net loans charged off	(1)	(463)	(464)

Allowance, end of period	$4,255	$4,833	$9,088

During the first quarter of 2005, the provision for loan losses was $100,000 at the combined Retail Banking and Mortgage Banking segments. This provision resulted primarily from the impact of construction and commercial loan growth, rather than any deterioration in asset quality. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of C&F Finance, accounted for the majority of the activity in the allowance for loans losses during the first quarter of 2005. In addition to maintaining the allowance for loan losses, C&F Finance has retained dealer bad debt reserves that were established at the time loans were made and are specific to each individual dealer. Loans charged off at C&F Finance have first been charged to the dealer bad debt reserves, to the extent that an individual dealer had reserves, and the remainder has been charged to the allowance for loan losses. Dealer bad debt reserves are a liability of C&F Finance and payable to individual dealers upon the termination of the relationship with C&F Finance and the payment of outstanding loans associated with a specific dealer. C&F Finance ceased originating loans with a dealer bad debt reserve as of January 1, 2004. However, existing dealer bad debt reserves at December 31, 2003 were retained to absorb future losses for each specific dealer. The provision for loan losses and the corresponding allowance for loan losses at the Consumer Finance segment will increase in future periods as dealer bad debt reserves are reduced by virtue of loan charge-offs or balance pay-offs to dealers. The following table summarizes the dealer bad debt reserves activity:

	Three Months Ended March 31,
(in 000’s)	2005	2004
Dealer bad debt reserves, beginning of period	$1,076	$2,119
Loans charged off	(175)	(363)
Recoveries of loans previously charged off	—	62

Dealer bad debt reserves, end of period	$901	$1,818

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	March 31, 2005	December 31, 2004
Nonperforming assets*	$4,209	$4,336

Accruing loans past due for 90 days or more	$2,208	$1,580

Allowance for loan losses	$4,525	$4,460

Nonperforming assets to total loans**	1.28%	1.39%
Allowance for loan losses to total loans**	1.38	1.43
Allowance for loan losses to nonperforming assets	107.53	102.88

*	Nonperforming assets consist solely of nonaccrual loans for each period presented.
**	Loans exclude Consumer Finance segment loans presented below.

Consumer Finance

(in 000’s)	March 31, 2005	December 31, 2004
Nonaccrual loans	$1,329	$1,330

Accruing loans past due for 90 days or more	$312	$481

Allowance for loan losses	$7,223	$6,684

Dealer bad debt reserves	$901	$1,076

Nonaccrual consumer finance loans to total consumer finance loans	1.35%	1.42%

Allowance for loan losses to total consumer finance loans	7.33%	7.15%
Dealer bad debt reserves to total consumer finance loans	.91	1.15

Allowance for loan losses and dealer bad debt reserves to total consumer finance loans	8.24%	8.30%

Nonperforming assets of the combined Retail and Mortgage Banking segment decreased slightly from $4.3 million at December 31, 2004 to $4.2 million at March 31, 2005. The most significant component of nonperforming assets continued to be one commercial real estate loan relationship. We are closely monitoring this relationship. The nonaccrual principal balance outstanding of this relationship was $2.9 million for which management had allocated a reserve of $767,000 at March 31, 2005. We believe this is an adequate reserve to cover potential losses.

Nonaccrual loans of the Consumer Finance segment as a percentage of total consumer finance loans declined 7 basis points, and was accompanied by a 6 basis point decline in the ratio of the allowance for loan losses and dealer bad debt reserves to total consumer finance loans. As previously mentioned, C&F Finance no longer originates loans with a dealer bad debt reserve provision. Therefore, the ratio of dealer bad debt reserves to total consumer finance loans declined from 1.15 percent at December 31, 2004 to .91 percent at March 31, 2005. The decline in the dealer bad debt reserves is offset in part by a higher provision for loan losses that resulted in an increase in the ratio of the allowance for loan losses to total consumer finance loans from 7.15% at December 31, 2004 to 7.33% at March 31, 2005.

FINANCIAL CONDITION

At March 31, 2005, the Corporation had total assets of $616.5 million compared to $609.1 million at December 31, 2004. The increase was principally a result of an increase in loans held for investment, which was offset in part by a decline in interest-bearing deposits in other banks. Growth in loan demand was funded by the decline in lower-yielding overnight funds and proceeds from the maturities and calls of securities available for sale and borrowings.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

	March 31, 2005		December 31, 2004
(in 000’s)	Amount	Percent	Amount	Percent
Real estate - mortgage	$84,733	20%	$85,770	21%
Real estate - construction	17,742	4	13,315	3
Commercial, financial and agricultural	198,455	46	185,646	46
Equity lines	19,340	5	18,490	5
Consumer	9,281	2	9,620	2
Consumer- C&F Finance	98,628	23	93,464	23

Total loans	428,179	100%	406,305	100%

Less unearned loan fees	(629)		(690)
Less allowance for loan losses
Retail and Mortgage Banking	(4,525)		(4,460)
Consumer Finance	(7,223)		(6,684)

Total loans, net	$415,802		$394,471

The increase in loans held for investment occurred predominantly in (1) the variable-rate categories of real estate construction and commercial loans and (2) the fixed-rate category of consumer loans at C&F Finance. Typically, growth in the variable-rate categories will favorably impact net interest margin in a rising interest rate environment. There was also growth in fixed-rate consumer loans at C&F Finance. These loans are funded by variable-rate borrowings; therefore, net interest margin will be negatively impacted in a rising interest rate environment.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	March 31, 2005		December 31, 2004
(in 000’s)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$7,132	10%	$10,722	15%
Mortgage-backed securities	3,525	5	3,067	4
Obligations of states and political subdivisions	54,064	77	53,671	74

Total debt securities	64,721	92	67,460	93
Preferred stock	5,509	8	5,327	7

Total available for sale securities	$70,230	100%	$72,787	100%

The decline in securities resulted from maturities and calls during the first quarter of 2005.

Other Borrowings

Borrowings totaled $81.5 million at March 31, 2005 compared to $78.3 million at December 31, 2004. This increase occurred in the Consumer Finance segment’s line of credit and was used to fund loan growth.

Off-Balance Sheet Arrangements

As of March 31, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual Obligations

As of March 31, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available-for-sale, at March 31, 2005 totaled $59.3 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of March 31, 2005, an established line with the FHLB that had $20.0 million outstanding under a total line of $116.1 million as of March 31, 2005 and a revolving line of credit with a third party bank that had $52.4 million outstanding under a total line of $60 million as of March 31, 2005. We have no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:
Total Capital (to Risk-Weighted Assets)
Corporation	$66,128	13.8%	$38,367	8.0%	N/A	N/A
Bank	59,284	12.5	37,895	8.0	$47,369	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	59,962	12.5	19,184	4.0	N/A	N/A
Bank	53,291	11.3	18,947	4.0	28,421	6.0
Tier I Capital (to Average Assets)
Corporation	59,962	10.1	23,813	4.0	N/A	N/A
Bank	53,291	9.1	23,551	4.0	29,439	5.0

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Corporation	$63,793	13.4%	$38,208	8.0%	N/A	N/A
Bank	57,511	12.2	37,753	8.0	$47,191	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	57,659	12.1	19,104	4.0	N/A	N/A
Bank	51,548	10.9	18,877	4.0	28,315	6.0
Tier I Capital (to Average Assets)
Corporation	57,659	9.7	23,768	4.0	N/A	N/A
Bank	51,548	8.8	23,505	4.0	29,381	5.0

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS

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

C&F FINANCIAL CORPORATION
(Registrant)

Date May 5, 2005	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date May 5, 2005	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)