Form 10-Q
period 2005-06-30
C & F FINANCIAL CORP
filed 2005-08-05
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At July 31, 2005, the latest practicable date for determination, 3,133,668 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$12,628	$13,866
Interest-bearing deposits in other banks	1,984	31,320

Total cash and cash equivalents	14,612	45,186
Securities-available for sale at fair value, amortized cost of $67,511 and $69,776, respectively	70,349	72,787
Loans held for sale, net	95,187	48,566
Loans, net	440,748	394,471
Federal Home Loan Bank stock	2,969	2,030
Corporate premises and equipment, net of accumulated depreciation	22,049	18,304
Accrued interest receivable	3,448	3,041
Goodwill	10,228	10,228
Other assets	12,568	14,509

Total assets	$672,158	$609,122

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest bearing demand deposits	$83,046	$78,706
Savings and interest-bearing demand deposits	184,353	185,923
Time deposits	196,739	182,505

Total deposits	464,138	447,134
Borrowings	116,750	78,285
Accrued interest payable	1,049	614
Other liabilities	33,865	13,190

Total liabilities	615,802	539,223

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,132,168 and 3,538,554 shares issued and outstanding, respectively)	3,132	3,539
Additional paid-in capital	—	80
Retained earnings	51,379	64,323
Accumulated other comprehensive income, net	1,845	1,957

Total shareholders’ equity	56,356	69,899

Total liabilities and shareholders’ equity	$672,158	$609,122

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$10,731	$9,056	$20,849	$17,722
Interest on other market investments	70	99	238	232
Interest on investment securities
U.S. government agencies and corporations	72	94	146	171
Tax-exempt obligations of states and political subdivisions	600	593	1,209	1,181
Corporate bonds and other	140	114	263	235

Total interest income	11,613	9,956	22,705	19,541

Interest expense
Savings and interest bearing deposits	411	277	803	550
Certificates of deposit, $100 or more	367	261	672	533
Other time deposits	830	677	1,557	1,408
Short-term borrowings and other	1,080	586	1,904	1,130

Total interest expense	2,688	1,801	4,936	3,621

Net interest income	8,925	8,155	17,769	15,920

Provision for loan losses	1,184	802	2,273	1,697

Net interest income after provision for loan losses	7,741	7,353	15,496	14,223

Noninterest income
Gains on sales of loans	4,570	4,541	8,249	7,607
Service charges on deposit accounts	678	665	1,330	1,267
Other service charges and fees	1,246	1,172	2,256	1,965
Gains on calls of available for sale securities	15	3	15	33
Other income	386	270	792	641

Total noninterest income	6,895	6,651	12,642	11,513

Noninterest expenses
Salaries and employee benefits	7,084	6,642	13,539	12,275
Occupancy expenses	892	929	1,847	1,840
Other expenses	2,277	2,244	4,607	4,119

Total noninterest expenses	10,253	9,815	19,993	18,234

Income before income taxes	4,383	4,189	8,145	7,502
Income tax expense	1,375	1,300	2,530	2,266

Net income	$3,008	2,889	$5,615	$5,236

Per share data
Net income – basic	$.85	.80	$1.58	$1.46
Net income – assuming dilution	$.82	.77	$1.52	$1.40
Cash dividends paid and declared	$.24	.22	$.48	$.44
Weighted average number of shares – basic	3,557,512	3,577,296	3,554,303	3,585,750
Weighted average number of shares – assuming dilution	3,687,448	3,738,087	3,686,499	3,752,786

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2004	$3,539	$80		$64,323	$1,957	$69,899

Comprehensive income
Net income			$5,615	5,615		5,615
Other comprehensive loss, net of tax
Net change in unrealized net holding gains on securities, net of reclassification adjustment			(112)		(112)	(112)

Comprehensive income			$5,503

Share repurchase-tender offer	(427)	(367)		(16,851)		(17,645)

Stock options exercised	20	287				307

Cash dividends				(1,708)		(1,708)

June 30, 2005	$3,132	$—		$51,379	$1,845	$56,356

Disclosure of Reclassification Amount:

Change in unrealized net holding gains on securities during period			$(102)
Less: reclassification adjustment for gains included in net income			(10)

Net change in unrealized net holding gains on securities			$(112)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2003	$3,612	$1,010		$58,487	$2,275	$65,384

Comprehensive income
Net income			$5,236	5,236		5,236
Other comprehensive loss, net of tax
Net change in unrealized net holding gains on securities, net of reclassification adjustment			(1,429)		(1,429)	(1,429)

Comprehensive income			$3,807

Repurchase of common stock	(50)	(1,040)		(881)		(1,971)

Stock options exercised	3	30				33

Cash dividends				(1,575)		(1,575)

June 30, 2004	$3,565	$—		$61,267	$846	$65,678

Disclosure of Reclassification Amount:

Change in unrealized net holding gains on securities during period			$(1,407)
Less: reclassification adjustment for gains included in net income			(22)

Net change in unrealized net holding gains on securities			$(1,429)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,615	$5,236
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	695	818
Amortization of intangible assets	55	66
Provision for loan losses	2,273	1,697
Accretion of discounts and amortization of premiums on investment securities, net	9	71
Net realized gains on calls of securities	(15)	(33)
Proceeds from sale of loans	458,027	408,523
Origination of loans held for sale	(504,648)	(436,648)
Change in other assets and liabilities:
Accrued interest receivable	(407)	(212)
Other assets	1,947	(79)
Accrued interest payable	435	(48)
Other liabilities	3,030	(2,035)

Net cash used in operating activities	(32,984)	(22,644)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	5,544	43,328
Purchase of securities available for sale	(3,273)	(12,713)
Net increase in customer loans	(48,550)	(17,554)
Purchase of corporate premises and equipment	(4,568)	(1,377)
Sale of corporate premises and equipment	128	12
Net (purchase) redemption of Federal Home Loan Bank stock	(939)	680

Net cash (used in) provided by investing activities	(51,658)	12,376

Cash flows from financing activities:
Net increase in demand, interest bearing demand and savings deposits	2,770	16,104
Net increase (decrease) in time deposits	14,234	(1,585)
Net increase in other borrowings and other liabilities	56,110	8,189
Share repurchase-tender offer	(17,645)	—
Repurchase of common stock	—	(1,971)
Proceeds from exercise of stock options	307	33
Cash dividends	(1,708)	(1,575)

Net cash provided by financing activities	54,068	19,195

Net (decrease) increase in cash and cash equivalents	(30,574)	8,927
Cash and cash equivalents at beginning of period	45,186	49,751

Cash and cash equivalents at end of period	$14,612	$58,678

Supplemental disclosure
Interest paid	$4,501	$3,669
Income taxes paid	$2,773	$1,936

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals and the effect of the offer to repurchase shares as described in Note 3, necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

(in 000’s, except per share amounts)	Three Months Ended June 30,
	2005	2004
Net income, as reported	$3,008	$2,889
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	433	114

Pro forma net income	$2,575	$2,775

Earnings per share:
Basic – as reported	$.85	$.80
Basic – pro forma	$.72	$.78
Diluted – as reported	$.82	$.77
Diluted – pro forma	$.70	$.74

(in 000’s, except per share amounts)	Six Months Ended June 30,
	2005	2004
Net income, as reported	$5,615	$5,236
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	934	255

Pro forma net income	$4,681	$4,981

Earnings per share:
Basic – as reported	$1.58	$1.46
Basic – pro forma	$1.32	$1.39
Diluted – as reported	$1.52	$1.40
Diluted – pro forma	$1.27	$1.33

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Corporation’s results of operations at the present time. The Corporation will begin recognizing compensation expense in 2006 for options that have been issued but not yet vested prior to January 1, 2006. Projected compensation expense associated with adopting SFAS No. 123R will approximate $345,000 in 2006. This estimate applies only to options issued through June 30, 2005 but not yet vested prior to January 1, 2006. Any options issued after June 30, 2005 will increase compensation expense above this estimate for 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107. SAB 107 expresses the views of the SEC staff regarding the interaction of SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

Options approved by the Compensation Committee of the Board of Directors and issued in December 2004 were granted with a six-month vesting period. The effect of the six-month vesting is included in the pro forma earnings per share calculations for the three months and six months ended June 30, 2005. This vesting period was determined as part of a broad review of long-term incentive compensation in light of changes in market practice and changes in accounting rules. The issuance of SFAS No. 123R allowed only a very limited period for evaluating the Corporation’s compensation plans and the Board believes the decision for a six-month vesting period on options granted in December 2004 was in the best interest of the Corporation and the shareholders. The Board will continue reviewing the effects of SFAS No. 123R and its impact on compensation plans throughout the Corporation.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first six months of 2004, the Corporation repurchased 26,200 shares of its common stock in privately-negotiated transactions and 23,550 shares in open-market transactions at prices from $36.46 to $41.50. There were no stock repurchases in the first six months of 2005.

On June 1, 2005, the Corporation made an offer to its shareholders to repurchase up to 180,000 shares of its common stock at a price of $41.00 per share net to seller in cash. The initial expiration date of the offer was June 30, 2005. The number of shares tendered by the expiration date far exceeded the 180,000 shares initially authorized. Therefore, the Corporation’s Board of Directors extended the expiration date of its offer until July 22, 2005 and increased the number of shares subject to the offer to up to 450,000 shares. The tender offer expired on July 22, 2005 and 427,186 tendered shares of the Corporation’s common stock were accepted on July 27, 2005. The total cost of the repurchase, including transaction costs, approximated $17.6 million, which has been reflected in liabilities and shareholders’ equity as of June 30, 2005. Refer to Note 7 for a discussion of the Corporation’s issuance of trust preferred securities to partially fund this repurchase.

Note 4

Securities in an unrealized loss position at June 30, 2005 are shown below by duration of the period of unrealized loss. No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$3,240	$9	$1,472	$19	$4,712	$28
Mortgage-backed securities	607	17	—	—	607	17
Obligations of states and political subdivisions	1,231	9	1,286	19	2,517	28

Subtotal-debt securities	5,078	35	2,758	38	7,836	73

Preferred stock	93	4	281	17	374	21

Total temporarily impaired securities	$5,171	$39	$3,039	$55	$8,210	$94

Securities in an unrealized loss position at December 31, 2004 are shown below by duration of the period of unrealized loss.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$7,714	$30	$—	$—	$7,714	$30
Mortgage-backed securities	653	15	—	—	653	15
Obligations of states and political subdivisions	1,966	17	267	9	2,233	26

Subtotal-debt securities	10,333	62	267	9	10,600	71

Preferred stock	321	22	171	16	492	38

Total temporarily impaired securities	$10,654	$84	$438	$25	$11,092	$109

Note 5

The Bank has a noncontributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended June 30,
	2005	2004
Service cost	$137	$105
Interest cost	74	64
Expected return on plan assets	(87)	(58)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	2	1
Amortization of net loss	11	9

Net periodic benefit cost	$136	$120

(in 000’s)	Six Months Ended June 30,
	2005	2004
Service cost	$274	$210
Interest cost	148	128
Expected return on plan assets	(174)	(116)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	4	2
Amortization of net loss	22	18

Net periodic benefit cost	$272	$240

In December 2004, the Bank made a $462,000 cash payment to the plan. This payment was the maximum tax-deductible contribution for 2004 allowable under the Internal Revenue Code.

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

(in 000’s)	Three Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$7,485	$834	$4,069	$—	$(775)	$11,613
Gains on sales of loans	—	4,568	—	—	2	4,570
Other	997	980	79	269	—	2,325

Total operating income	8,482	6,382	4,148	269	(773)	18,508

Expenses:
Interest expense	1,899	393	1,191	—	(795)	2,688
Provision for loan losses	100	—	1,084	—	—	1,184
Personnel expenses	2,753	3,481	695	122	33	7,084
Other	1,643	1,274	201	51	—	3,169

Total operating expenses	6,395	5,148	3,171	173	(762)	14,125

Income before income taxes	2,087	1,234	977	96	(11)	4,383
Provision for income taxes	498	469	372	36	—	1,375

Net income	$1,589	$765	$605	$60	$(11)	$3,008

Total assets	$573,581	$101,566	$114,127	$15	$(117,131)	$672,158
Capital expenditures	$2,712	$87	$13	$—	$—	$2,812

(in 000’s)	Three Months Ended June 30, 2004
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,083	$666	$3,647	$—	$(440)	$9,956
Gains on sales of loans	—	4,541	—	—	—	4,541
Other	893	949	7	261	—	2,110

Total operating income	6,976	6,156	3,654	261	(440)	16,607

Expenses:
Interest expense	1,389	138	714	—	(440)	1,801
Provision for loan losses	—	—	802	—	—	802
Salaries and employee benefits	2,441	3,504	563	134	—	6,642
Other	1,459	1,093	571	50	—	3,173

Total operating expenses	5,289	4,735	2,650	184	(440)	12,418

Income before income taxes	1,687	1,421	1,004	77	—	4,189
Provision for income taxes	349	540	382	29	—	1,300

Net income	$1,338	$881	$622	$48	$—	$2,889

Total assets	$518,337	$64,048	$96,551	$10	$(84,481)	$594,465
Capital expenditures	$818	$141	$23	$—	$—	$982

(in 000’s)	Six Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$14,352	$1,344	$8,301	$—	$(1,292)	$22,705
Gains on sales of loans	—	8,235	—	—	14	8,249
Other	2,072	1,753	140	428	—	4,393

Total operating income	16,424	11,332	8,441	428	(1,278)	35,347

Expenses:
Interest expense	3,500	551	2,212	—	(1,327)	4,936
Provision for loan losses	200	—	2,073	—	—	2,273
Personnel expenses	5,471	6,346	1,386	273	63	13,539
Other	3,270	2,288	798	98	—	6,454

Total operating expenses	12,441	9,185	6,469	371	(1,264)	27,202

Income before income taxes	3,983	2,147	1,972	57	(14)	8,145
Provision for income taxes	944	815	750	21	—	2,530

Net income	$3,039	$1,332	$1,222	$36	$(14)	$5,615

Total assets	$573,581	$101,566	$114,127	$15	$(117,131)	$672,158
Capital expenditures	$4,436	$92	$40	$—	$—	$4,568

(in 000’s)	Six Months Ended June 30, 2004
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,202	$1,041	$7,098	$—	$(800)	$19,541
Gains on sales of loans	—	7,607	—	—	—	7,607
Other	1,787	1,581	22	516	—	3,906

Total operating income	13,989	10,229	7,120	516	(800)	31,054

Expenses:
Interest expense	2,838	198	1,385	—	(800)	3,621
Provision for loan losses	—	—	1,697	—	—	1,697
Salaries and employee benefits	4,877	6,061	1,091	246	—	12,275
Other	2,908	1,941	1,020	90	—	5,959

Total operating expenses	10,623	8,200	5,193	336	(800)	23,552

Income before income taxes	3,366	2,029	1,927	180	—	7,502
Provision for income taxes	694	771	732	69	—	2,266

Net income	$2,672	$1,258	$1,195	$111	$—	$5,236

Total assets	$518,337	$64,048	$96,551	$10	$(84,481)	$594,465
Capital expenditures	$1,133	$220	$24	$—	$—	$1,377

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans and charges the Consumer Finance segment interest at the 30-day LIBOR rate plus 250 basis points. The Retail Banking segment acquires certain lot and permanent loans and home equity lines of credit from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

Note 7

On July 21, 2005, the Corporation issued $10 million of trust preferred securities through a statutory business trust subsidiary. The proceeds of the trust preferred securities are being used to fund a portion of the Company’s tender offer to repurchase up to 450,000 shares of its common stock at a price of $41 per share net to seller in cash. The tender offer expired on July 22, 2005 and 427,186 tendered shares of the Corporation’s common stock were accepted on July 27, 2005. The total cost of the repurchase, including transaction costs, approximated $17.6 million.

Trust preferred securities are hybrid securities that are treated as Tier 1 capital for regulatory purposes and debt for income tax purposes. The trust preferred securities mature in September 2035, are redeemable at the Corporation’s option beginning after five years and require quarterly distributions to the holders of the trust preferred securities at a fixed rate of 6.07% as to $5 million of the securities and at a rate equal to the three-month LIBOR rate plus 1.57% as to the remaining $5 million, which rate is initially 5.21%. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 1.57% in September 2010.

Note 8

On August 1, 2005, the Consumer Finance segment, consisting solely of C&F Finance Company, entered into an agreement with a third-party lender to obtain financing in the form of a secured revolving line of credit of up to $100 million and maturing four years from the date of closing. The interest rate on the line will be the 30-day LIBOR rate plus from 175 basis points to 180 basis points, depending on the average loan outstanding. This rate represents an approximate 75 basis points reduction in rate from existing financing terms. The outstanding loan balance with the current third-party lender as of June 30, 2005 approximated $59.3 million. The proceeds of the new line are being used to fund the pay-off of the current lender, to provide working capital for loan growth and for other operational needs.

Note 9

In May 2005, the Financial Accounting Standards Board issued Statement No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. generally accepted accounting principles when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board directed the FASB staff to issue two proposed FASB Staff Positions: Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Goodwill: On January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance Company in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. We completed the annual test for impairment during the fourth quarter of 2004 and determined there was no impairment to be recognized in 2004. As part of the impairment test, we performed a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. Based on the analysis performed, no charge for impairment was determined to be necessary. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

Defined Benefit Pension Plan: The Bank maintains a noncontributory defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, may impact pension expense as measured in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

Accounting for Income Taxes: Determining the Corporation’s effective tax rate requires making judgments. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Corporation’s tax returns are subject to audit by various tax authorities. Although we believe that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

For further information concerning our accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. We track three primary performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (ROA), (ii) return on average equity (ROE) and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: retail banking, mortgage banking and consumer finance. We also actively manage our capital through growth, stock repurchases and dividends.

Financial Performance Measures. For the Corporation, net income for the second quarter ended June 30, 2005 increased 4.1 percent to $3.0 million compared to the second quarter of 2004 and net income for the first half of 2005 increased 7.2 percent to $5.6 million compared to the first half of 2004. Diluted net income per share increased 6.5 percent to $.82 per share and 8.6 percent to $1.52 per share for the three and six months ended June 30, 2005, respectively, compared to the comparable periods in 2004. The Corporation’s ROA was 1.90 percent for the second quarter of 2005 compared with 1.99 percent for the second quarter of 2004 and 1.81 percent for the first half of 2005 compared with 1.83 percent for the first half of 2004. The Corporation’s ROE was 16.48 percent for the second quarter of 2005 compared with 17.80 percent for the second quarter of 2004 and 15.60 percent for the first half of 2005 compared with 16.09 percent for the first half of 2004. Factors influencing 2005 earnings included rising interest rates, utilization of the Corporation’s liquidity to fund higher commercial and consumer loan demand, strong seasonal mortgage loan production and higher operating expenses to support growth.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Net income for the Retail Banking segment for the quarter ended June 30, 2005 increased 18.8 percent to approximately $1.6 million compared to the second quarter of 2004 and net income for the six months ended June 30, 2005 increased 13.7 percent to approximately $3.0 million compared to the first half of 2004. The improvement in the performance of the Retail Banking segment during these periods resulted from a higher level of and a higher-yielding composition of earning assets. These improvements were offset in part by an increase in the provision for loan losses and an increase in operational and administrative expenses to support growth.

During the first half of 2005, the Bank installed a new mainframe computer, upgraded its primary operating system and enhanced the operating platform in all branches, which will increase our efficiency and help us offer better customer service. In addition, progress continues on the Bank’s new operations center, which we expect to occupy by the end of 2005. The Bank has also started construction of two new retail branches in the Virginia Peninsula region, which we expect to open in the first quarter of 2006.

Mortgage Banking: Net income for the Mortgage Banking segment for the quarter ended June 30, 2005 decreased 13.2 percent to approximately $765,000 compared to the second quarter of 2004 and net income for the six months ended June 30, 2005 increased 5.9 percent to approximately $1.3 million compared to the first half of 2004. Net income for the second quarter of 2005 was impacted by lower profit margins on loans sold attributable to product mix and more competitive pricing offset in part by a 1.2 percent increase in the volume of loans sold. The volume of loans sold in the first half of 2005 increased by 12.1 percent, which more than offset the lower profit margins. For the second quarter of 2005, the amount of loan originations at C&F Mortgage resulting from refinancings was $87.4 million compared to $96.6 million for the second quarter of 2004. Loans originated for new and resale home purchases for these two quarters were $214.3 million and $169.6 million, respectively. For the first half of 2005, the amount of loan originations at C&F Mortgage resulting from refinancings was $166.5 million compared to $152.8 million for the first half of 2004. Loans originated for new and resale home purchases for these two six-month periods were $338.1 million and $283.8 million, respectively. Future earnings of the Mortgage Banking segment may be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings.

Consumer Finance: Net income for the Consumer Finance segment for the quarter ended June 30, 2005 decreased 2.7 percent to approximately $605,000 compared to the second quarter of 2004 and net income for the six months ended June 30, 2005 increased 2.3 percent to approximately $1.2 million compared to the first half of 2004. The second quarter decline was attributable to net interest margin compression resulting from increased variable-rate borrowings offset in part by a 19.3 percent increase in average loans outstanding. The increase for the first half of 2005 resulted from an 18.5 percent increase in average loans outstanding, which more than offset the increases in the cost of borrowings attributable to rising interest rates, the provision for loan losses and operating expenses to support growth and technology investments.

During the second quarter of 2005, the Consumer Finance segment completed its conversion to a new loan system, which will create efficiencies and expand capacity for new business. The Consumer Finance segment will move its operations center to a new location in Richmond, Virginia during the third quarter of 2005. Also, during the third quarter of 2005, the Consumer Finance segment entered into a new agreement with a third-party lender to obtain financing in the form of a secured revolving line of credit at a rate of interest that represents a reduction from existing financing terms of from 70 to 75 basis points. Future earnings of the Consumer Finance segment in the short-term will also be affected by the continuing investments in technology to enhance operations and the initial start-up costs associated with the expansion of the Consumer Finance segment into new markets.

Capital Management. Total assets grew by $63.0 million to $672.2 million during the first half of 2005. A detailed discussion of the changes in our financial position is included in “Financial Condition.” Dividends for the first half of 2005 were 48 cents per share versus 44 cents per share in the first half of 2004. The weighted average number of shares outstanding in the first half of 2005 was 3,554,303 compared to 3,585,750 in the first half of 2004. This decrease resulted from the repurchase of 89,050 shares throughout 2004.

On June 1, 2005, the Corporation made an offer to its shareholders to repurchase up to 180,000 shares of its common stock at a price of $41.00 per share. The initial expiration date of the offer was June 30, 2005. The number of shares tendered by the expiration date far exceeded the 180,000 shares initially authorized. Therefore, the Corporation’s Board of Directors extended the expiration date of its offer until July 22, 2005 and increased the number of shares subject to the offer to up to 450,000 shares. The tender offer expired on July 22, 2005 and 427,186 tendered shares of the Corporation’s common stock were accepted on July 27, 2005. The total cost of the repurchase, including transaction costs, approximated $17.6 million, which has been reflected in liabilities and shareholders’ equity as of June 30, 2005. We expect that this transaction will be accretive to earnings per share and return on equity in future periods.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

(in 000’s)	Three Months Ended
	June 30, 2005		June 30, 2004
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$70,067	6.56%	$70,309	6.44%
Loans held for sale	62,193	5.36	52,041	5.12
Loans	441,815	9.16	368,995	9.09
Interest bearing deposits in other banks	9,802	2.90	42,956	0.92

Total earning assets	$583,877	8.33%	$534,301	7.70%

Time and savings deposits	$375,346	1.71%	$362,466	1.34%
Borrowings	97,485	4.43	73,127	3.21

Total interest bearing liabilities	$472,831	2.27%	$435,593	1.65%

Net interest margin		6.49%		6.35%

(in 000’s)	Six Months Ended
	June 30, 2005		June 30, 2004
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$70,011	6.57%	$70,707	6.38%
Loans held for sale	51,365	5.23	41,753	4.99
Loans	428,086	9.13	363,155	9.06
Interest bearing deposits in other banks	19,049	2.51	50,438	0.92

Total earning assets	$568,511	8.24%	$526,053	7.60%

Time and savings deposits	$373,055	1.62%	$360,472	1.38%
Borrowings	88,145	4.32	70,865	3.19

Total interest bearing liabilities	$461,200	2.14%	$431,337	1.68%

Net interest margin		6.51%		6.22%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following tables show the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the second quarter of 2004 to the second quarter of 2005 and from the first half of 2004 to the first half of 2005. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	Three Months Ended June 30, 2005
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$21	$(3)	$18
Loans	91	1,800	1,891
Interest-bearing deposits in other banks	92	(121)	(29)

Total interest income	204	1,676	1,880

Interest expense:
Time and savings deposits	350	43	393
Borrowings	264	230	494

Total interest expense	614	273	887

Change in net interest income	$(410)	$1,403	$993

	Six Months Ended June 30, 2005
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$66	$(22)	$44
Loans	141	3,249	3,390
Interest-bearing deposits in other banks	216	(210)	6

Total interest income	423	3,017	3,440

Interest expense:
Time and savings deposits	478	63	541
Borrowings	459	315	774

Total interest expense	937	378	1,315

Change in net interest income	$(514)	$2,639	$2,125

Net interest income, on a taxable equivalent basis, for the second quarter of 2005 was $9.5 million compared to $8.5 million for the second quarter of 2004. Net interest income, on a taxable equivalent basis, for the first half of 2005 was $18.5 million compared to $16.4 million for the first half of 2004. The increases for both periods resulted from growth in the average balance of interest-earning assets and higher net interest margins. Average interest-earning assets increased 9.3 percent for the second quarter of 2005 and 8.1 percent for the first half of 2005. The net interest margin for the second quarter of 2005 increased 14 basis points to 6.49 percent and for the first half of 2005 increased 29 basis points to 6.51 percent.

All of the Corporation’s principal business segments experienced loan growth for the three and six months ended June 30, 2005 compared to the same periods in 2004. Average loans increased $56.4 million for the second quarter of 2005 and $49.6 million for the first half of 2005 in the Retail Banking segment. Average loans in the Consumer Finance segment increased $16.4 million for the second quarter of 2005 and $15.3 million for the first half of 2005. Average loans held for sale in the Mortgage Banking segment increased $10.2 million for the second quarter of 2005 and $9.6 million for the first half of 2005. The increase in loans at the Retail Banking segment was mainly attributable to loan production in the Virginia Peninsula market and residential construction loan growth. The increase in loans held for sale at the Mortgage Banking segment resulted from higher production volume. The increase in loans at the Consumer Finance segment was mainly attributable to the new markets this segment serves, in addition to overall growth at existing locations. The yield on loans held for investment at the Retail Banking segment and the Consumer Finance segment increased 7 basis points for both the three and six months ended June 30, 2005. The yield on loans held for sale at the Mortgage Banking segment increased 24 basis points for both the second quarter and the first half of 2005. These increases resulted from a general increase in interest rates since June 30, 2004.

Average securities available for sale decreased slightly for the second quarter and the first half of 2005; however, their average yield increased slightly for the same periods. The decline in the average balance resulted from the utilization of proceeds from maturities and calls to fund the increase in loan demand. The yield increase was a result of the mix of investments and the rise in interest rates. The percentage of shorter-term, lower-yielding investments decreased in 2005 as compared to 2004.

Average interest earning deposits at other banks, primarily the FHLB, decreased $33.2 million and $31.4 million for the second quarter and first half of 2005, respectively, compared to the same periods in 2004; however, their average yield increased 198 basis points and 159 basis points for the second quarter and first half of 2005, respectively, compared to the same periods in 2004. The decline in the average balance resulted from the liquidation of these low-yielding deposits to fund the increase in loan demand. The yield increase reflected the increase in short-term interest rates since the second quarter of 2004.

Although average interest-bearing deposits have increased $12.9 million and $12.6 million for the second quarter and the first half of 2005, respectively, the increase in interest on deposits has been influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 37 basis points for the second quarter of 2005 and 24 basis points for the first half of 2005. Generally, deposit interest rate increases lag behind the increase in loan interest rates. Although short-term interest rates have increased in 2005, deposits will reprice more gradually as existing certificates of deposit mature in future periods.

The increases in average borrowings of $24.4 million for the second quarter of 2005 compared to the second quarter of 2004 and $17.3 million for the first half of 2005 compared to the first half of 2004 were attributable to loan growth at the Mortgage Banking and the Consumer Finance segments. Loan growth at the Mortgage Banking segment is funded by short-term advances from the FHLB. Loan growth at the Consumer Finance segment is funded by a LIBOR-based line of credit with an unrelated third party. The 122 basis point and 113 basis point increases in the cost of borrowings for the three months and six months ended June 30, 2005, respectively, were primarily attributable to the rising cost of funds at the Consumer Finance segment.

The net interest margin has benefited in the short term as prime-based loans have repriced as the prime rate has changed. However, we expect that the favorable impact of the deposit repricing lag will neutralize in the longer term and the cost of borrowings will continue to increase as short-term interest rates rise.

Noninterest Income

(in 000’s)	Three Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,568	$—	$2	$4,570
Service charges on deposit accounts	678	—	—	—	678
Other service charges and fees	270	976	—	—	1,246
Gain on calls of available for sale securities	15	—	—	—	15
Other income	34	4	79	269	386

Total noninterest income	$997	$5,548	$79	$271	$6,895

(in 000’s)	Three Months Ended June 30, 2004
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$4,541	$—	$—	$4,541
Service charges on deposit accounts	665	—	—	—	665
Other service charges and fees	210	962	—	—	1,172
Gain on calls of available for sale securities	3	—	—	—	3
Other income	15	(13)	7	261	270

Total noninterest income	$893	$5,490	$7	$261	$6,651

(in 000’s)	Six Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,235	$—	$14	$8,249
Service charges on deposit accounts	1,330	—	—	—	1,330
Other service charges and fees	513	1,743	—	—	2,256
Gain on calls of available for sale securities	15	—	—	—	15
Other income	214	10	140	428	792

Total noninterest income	$2,072	$9,988	$140	$442	$12,642

(in 000’s)	Six Months Ended June 30, 2004
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$7,607	$—	$—	$7,607
Service charges on deposit accounts	1,267	—	—	—	1,267
Other service charges and fees	394	1,571	—	—	1,965
Gain on calls of available for sale securities	33	—	—	—	33
Other income	93	10	22	516	641

Total noninterest income	$1,787	$9,188	$22	$516	$11,513

Total noninterest income increased 3.7 percent to $6.9 million for the second quarter of 2005 and 9.7 percent to $12.6 million for the first half of 2005. These increases were attributable to (1) higher service charges and fees on deposit accounts at the Retail Banking segment resulting from deposit account growth, (2) higher gains on sales of loans and other service charges at the Mortgage Banking segment resulting from an increase in the volume of loans closed and sold and (3) higher other income at the Consumer Finance segment resulting from fees generated from loan originations.

Noninterest Expenses

(in 000’s)	Three Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$2,753	$3,481	$695	$155	$7,084
Occupancy expense	524	319	43	6	892
Other expenses	1,119	955	158	45	2,277

Total noninterest expense	$4,396	$4,755	$896	$206	$10,253

(in 000’s)	Three Months Ended June 30, 2004
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$2,441	$3,504	$563	$134	$6,642
Occupancy expense	560	300	63	6	929
Other expenses	899	793	508	44	2,244

Total noninterest expense	$3,900	$4,597	$1,134	$184	$9,815

(in 000’s)	Six Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$5,471	$6,346	$1,386	$336	$13,539
Occupancy expense	1,128	619	88	12	1,847
Other expenses	2,142	1,669	710	86	4,607

Total noninterest expense	$8,741	$8,634	$2,184	$434	$19,993

(in 000’s)	Six Months Ended June 30, 2004
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$4,877	$6,061	$1,091	$246	$12,275
Occupancy expense	1,140	578	109	13	1,840
Other expenses	1,768	1,363	911	77	4,119

Total noninterest expense	$7,785	$8,002	$2,111	$336	$18,234

Total noninterest expense increased 4.5 percent to $10.3 million for the second quarter of 2005 and 9.7 percent to $20.0 million for the first half of 2005. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expenses that were primarily attributable to higher personnel and operating expenses to support growth at both segments and technology enhancements at the Consumer Finance segment. Start-up costs associated with the Bank’s expansion efforts will continue throughout 2005 as construction has started on two new retail branches on the Virginia Peninsula. We will also incur additional costs as the Retail Banking segment relocates its operations departments to a new facility in the second half of 2005. The Consumer Finance segment continues to invest in both technology and people to create efficiencies and serve new markets in Northern Virginia and in portions of Tennessee and Maryland. An increase in noninterest expenses for the Mortgage Banking segment reflected higher production-based compensation and operating expenses due to an increase in production.

Income Taxes

Income tax expense for the second quarter of 2005 totaled $1.4 million, an effective tax rate of 31.4 percent, compared with $1.3 million, or 31.0 percent, for the second quarter of 2004. Income tax expense for the first six months of 2005 totaled $2.5 million, an effective tax rate of 31.1 percent, compared with $2.3 million, or 30.2 percent, for the first six months of 2004. There was minimal change in the effective tax rate for the second quarter of 2005 compared to the prior year. The increase in the effective tax rate for the first half of 2005 resulted from a lower proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions. The change in the composition of earnings mainly reflected the higher earnings at the Mortgage Banking and the Consumer Finance segments for the first half of 2005.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduces the allowance. The following tables summarize the allowance activity for periods indicated:

(in 000’s)	Three Months Ended June 30, 2005
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,525	$7,223	$11,748
Provision for loan losses	100	1,084	1,184

	4,625	8,307	12,932

Loans charged off	(21)	(867)	(888)
Recoveries of loans previously charged off	15	330	345

Net loans charged off	(6)	(537)	(543)

Allowance, end of period	$4,619	$7,770	$12,389

(in 000’s)	Three Months Ended June 30, 2004
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,255	$4,833	$9,088
Provision for loan losses	—	802	802

	4,255	5,635	9,890

Loans charged off	(3)	(502)	(505)
Recoveries of loans previously charged off	34	286	320

Net loans charged off	31	(216)	(185)

Allowance, end of period	$4,286	$5,419	$9,705

(in 000’s)	Six Months Ended June 30, 2005
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,460	$6,684	$11,144
Provision for loan losses	200	2,073	2,273

	4,660	8,757	13,417

Loans charged off	(72)	(1,657)	(1,729)
Recoveries of loans previously charged off	31	670	701

Net loans charged off	(41)	(987)	(1,028)

Allowance, end of period	$4,619	$7,770	$12,389

(in 000’s)	Six Months Ended June 30, 2004
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,256	$4,401	$8,657
Provision for loan losses	—	1,697	1,697

	4,256	6,098	10,354

Loans charged off	(8)	(1,174)	(1,182)
Recoveries of loans previously charged off	38	495	533

Net loans charged off	30	(679)	(649)

Allowance, end of period	$4,286	$5,419	$9,705

During the second quarter and first half of 2005, the provision for loan losses was $100,000 and $200,000, respectively, at the combined Retail Banking and Mortgage Banking segments. This provision resulted primarily from the impact of construction and commercial loan growth, rather than any deterioration in asset quality. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of C&F Finance Company, accounted for the majority of the activity in the allowance for loans losses during the second quarter and first half of 2005. In addition to maintaining the allowance for loan losses, C&F Finance has retained dealer bad debt reserves that were established at the time loans were made and are specific to each individual dealer. Loans charged off at C&F Finance have first been charged to the dealer bad debt reserves, to the extent that an individual dealer had reserves, and the remainder has been charged to the allowance for loan losses. Dealer bad debt reserves are a liability of C&F Finance and payable to individual dealers upon the termination of the relationship with C&F Finance and the payment of outstanding loans associated with a specific dealer. C&F Finance ceased originating loans with a dealer bad debt reserve as of January 1, 2004. However, existing dealer bad debt reserves at December 31, 2003 were retained to absorb future losses for each specific dealer. The provision for loan losses and the corresponding allowance for loan losses at the Consumer Finance segment will increase in future periods as dealer bad debt reserves are phased out by virtue of loan charge-offs or balance pay-offs to dealers. The following table summarizes the dealer bad debt reserves activity:

(in 000’s)	Three Months Ended June 30,
	2005	2004
Dealer reserves, beginning of period	$901	$1,818
Loans charged off	(136)	(234)

Dealer reserves, end of period	$765	$1,584

(in 000’s)	Six Months Ended June 30,
	2005	2004
Dealer reserves, beginning of period	$1,076	$2,119
Loans charged off	(311)	(597)
Recoveries of loans previously charged off	—	62

Dealer reserves, end of period	$765	$1,584

The increases in net charge-offs to the allowance for loan losses for the second quarter and the first half of 2005 resulted from loan growth and a decrease in loan losses charged to the dealer bad debt reserves because C&F Finance no longer originates loans with dealer bad debt reserves. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	June 30, 2005	December 31, 2004
Nonperforming assets*	$4,159	$4,336

Accruing loans past due for 90 days or more	$3,119	$1,580

Allowance for loan losses	$4,619	$4,460

Nonperforming assets to total loans**	1.20%	1.39%
Allowance for loan losses to total loans**	1.34	1.43
Allowance for loan losses to nonperforming assets	111.06	102.88

*	Nonperforming assets consist solely of nonaccrual loans for each period presented.
**	Loans exclude Consumer Finance segment loans presented below.

Consumer Finance

(in 000’s)	June 30, 2005	December 31, 2004
Nonaccrual loans	$1,447	$1,330

Accruing loans past due for 90 days or more	$447	$481

Allowance for loan losses	$7,770	$6,684

Dealer bad debt reserves	$765	$1,076

Nonaccrual consumer finance loans to total consumer finance loans	1.35%	1.42%

Allowance for loan losses to total consumer finance loans	7.23%	7.15%
Dealer bad debt reserves to total consumer finance loans	.71	1.15

Allowance for loan losses and dealer bad debt reserves to total consumer finance loans	7.94%	8.30%

Nonperforming assets of the combined Retail and Mortgage Banking segment decreased slightly from $4.3 million at December 31, 2004 to $4.2 million at June 30, 2005. Accruing loans past due 90 days or more increased from $1.6 million at December 31, 2004 to $3.1 million at June 30, 2005. The most significant component of nonperforming and 90-day delinquent accruing assets was one commercial relationship. The loans to this borrower are in the process of collection and we believe allocated reserves are adequate to cover potential losses.

Nonaccrual loans of the Consumer Finance segment as a percentage of total consumer finance loans declined 7 basis points since December 31, 2004, and was accompanied by a 36 basis point decline in the ratio of the allowance for loan losses and dealer bad debt reserves to total consumer finance loans. As previously mentioned, C&F Finance no longer originates loans with a dealer bad debt reserve provision. Therefore, the ratio of dealer bad debt reserves to total consumer finance loans declined from 1.15 percent at December 31, 2004 to .71 percent at June 30, 2005. The decline in the dealer bad debt reserves was offset in part by a higher provision for loan losses that resulted in an increase in the ratio of the allowance for loan losses to total consumer finance loans from 7.15% at December 31, 2004 to 7.23% at June 30, 2005.

FINANCIAL CONDITION

At June 30, 2005, the Corporation had total assets of $672.2 million compared with $609.1 million at December 31, 2004. The increase was principally a result of increases in loans held for sale, loans held for investment and corporate premises, which were offset in part by a decline in interest-bearing deposits in other banks. Growth in loan demand was funded by lowering the amount the Corporation placed in lower-yielding overnight funds, deposit growth and additional borrowings. The increase in corporate premises resulted from construction in process on the Bank’s new operations center and its two Peninsula branches, as well as the acquisition of a new operations center for the Consumer Finance segment.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(in 000’s)	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Real estate - mortgage	$86,418	19%	$85,770	21%
Real estate - construction	22,640	5	13,315	3
Commercial, financial and agricultural	206,474	45	185,646	46
Equity lines	21,566	5	18,490	5
Consumer	9,206	2	9,620	2
Consumer- C&F Finance	107,395	24	93,464	23

Total loans	453,699	100%	406,305	100%

Less unearned loan fees	(562)		(690)
Less allowance for loan losses
Retail and Mortgage Banking	(4,619)		(4,460)
Consumer Finance	(7,770)		(6,684)

Total loans, net	$440,748		$394,471

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

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(in 000’s)	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$7,709	11%	$10,722	15%
Mortgage-backed securities	3,215	5	3,067	4
Obligations of states and political subdivisions	53,640	76	53,671	74

Total debt securities	64,564	92	67,460	93
Preferred stock	5,785	8	5,327	7

Total available for sale securities	$70,349	100%	$72,787	100%

The decline in securities available for sale occurred primarily in securities of U.S. government agencies and corporations and resulted from maturities and calls during the first half of 2005.

Deposits

Deposits totaled $464.1 million at June 30, 2005 compared with $447.1 million at December 31, 2004. This increase was primarily attributable to (i) the increase in noninterest bearing deposits, which totaled $83.0 million at June 30, 2005 compared with $78.7 million at December 31, 2004 and (ii) the increase in time deposits, which totaled $196.7 million at June 30, 2005 compared with $182.5 million at December 31, 2004. The increase in deposits is primarily a result of an increase in deposits at the new branch in Newport News, Virginia and at branches in the Richmond, Virginia market.

Other Borrowings

Borrowings totaled $116.8 million at June 30, 2005 compared with $78.3 million at December 31, 2004. This increase occurred in (i) short-term borrowings from the FHLB to fund the increase in loans held for sale at the Mortgage Banking segment, (ii) the Consumer Finance segment’s line of credit to fund this segment’s loan growth and (iii) short-term borrowings from a third-party lender for general corporate purposes.

Off-Balance Sheet Arrangements

As of June 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual Obligations

As of June 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

On July 21, 2005, the Corporation issued $10 million of trust preferred securities through a statutory business trust subsidiary. The proceeds of the trust preferred securities are being used to fund a portion of the Company’s tender offer. In addition, on August 1, 2005, the Consumer Finance segment entered into an agreement with a third-party lender to obtain financing in the form of a secured revolving line of credit of up to $100 million. These obligations are described in Notes 7 and 8 to the financial statements contained herein.

Liquidity

Liquid assets, which include cash and due from banks, interest bearing deposits at other banks and nonpledged securities available-for-sale, at June 30, 2005 totaled $44.8 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of June 30, 2005, an established line with the FHLB that had $39.3 million outstanding under a total line of $118.1 million as of June 30, 2005, an unsecured revolving line of credit with a third-party lender that had $7.0 million outstanding under a total line of $7.0 million as of June 30, 2005 and a revolving line of credit with a third party bank that had $59.3 million outstanding under a total line of $60 million as of June 30, 2005. Management has no reason to believe these arrangements will not be renewed at maturity, except for the $60 million revolving line of credit, which will be terminated because the Corporation has entered into a new agreement with another third-party lender for a line of credit of up to $100 million on terms more favorable to the Corporation. This agreement is described in Note 8 to the financial statements contained herein.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Total Capital (to Risk-Weighted Assets)
Corporation*	$51,034	9.7%	$42,108	8.0%	N/A	N/A
Bank	62,026	11.9	41,650	8.0	$52,063	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation*	44,283	8.4	21,054	4.0	N/A	N/A
Bank	55,448	10.7	20,825	4.0	31,238	6.0
Tier I Capital (to Average Assets)
Corporation*	44,283	7.1	24,970	4.0	N/A	N/A
Bank	55,448	9.0	24,717	4.0	30,897	5.0

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Corporation	$63,793	13.4%	$38,208	8.0%	N/A	N/A
Bank	57,511	12.2	37,753	8.0	$47,191	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	57,659	12.1	19,104	4.0	N/A	N/A
Bank	51,548	10.9	18,877	4.0	28,315	6.0
Tier I Capital (to Average Assets)
Corporation	57,659	9.7	23,768	4.0	N/A	N/A
Bank	51,548	8.8	23,505	4.0	29,381	5.0

*	The capital ratios presented above for the Corporation include the effect of the Corporation’s offer to repurchase up to 450,000 of its common stock at $41 per share net to seller in cash. This offer expired on July 22, 2005 and 427,186 tendered shares were accepted on July 27, 2005, which is a date after the Corporation’s quarter end but before the issuance of its financial statements. Accordingly, the Corporation’s capital has been reduced by $17.6 million, which includes estimated transaction costs.

On July 21, 2005, the Corporation issued $10 million of trust preferred securities to partially fund the tender offer. Trust preferred securities are hybrid securities that are treated as Tier 1 capital for regulatory purposes. The Corporation’s proforma capital ratios assuming the issuance of the $10 million trust preferred securities as of June 30, 2005 are as follows: (i) total capital of $61.0 million to risk-weighted assets resulting in 11.6 percent, (ii) Tier 1 capital of $54.3 million to risk-weighted assets resulting in 10.3 percent and (iii) Tier 1 capital to average assets of 8.7 percent.

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

ITEM 4. CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation did not repurchase any shares during the second quarter of 2005. The Corporation did, however, conduct a tender offer during the second quarter of 2005. The offer expired on July 22, 2005 and 427,186 shares of the Corporation’s common stock were tendered for a purchase price of $41 per share and not withdrawn. These tendered shares were accepted on July 27, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

C&F Financial Corporation held its Annual Meeting of Shareholders on April 19, 2005. A quorum of shareholders was present, consisting of a total of 3,135,206 shares. At the Annual Meeting, the shareholders elected J.P. Causey Jr., Barry R. Chernack and William E. O’Connell Jr. as Class III directors to serve on the Board of Directors until the 2008 Annual Meeting of Shareholders. The following Class I and Class II directors whose terms expire in 2006 and 2007 continued in office: Larry G. Dillon, James H. Hudson III, Joshua H. Lawson and Paul C. Robinson.

The vote on director nominations was as follows:

	FOR	WITHHELD
J.P. Causey Jr.	3,123,057	12,149
Barry R. Chernack	3,124,575	10,631
William E. O’Connell Jr.	3,124,604	10,602

ITEM 5. OTHER INFORMATION

(a) Item 1.01 Entry into a Material Definitive Agreement

The information set forth under Item 2.03 “Creation of a Direct Financial Obligation” is incorporated into this Item 1.01 by reference.

    Item 2.03 Creation of a Direct Financial Obligation

On August 1, 2005, C&F Finance Company, the wholly-owned consumer finance subsidiary of C&F Financial Corporation, entered into a loan agreement with a third-party lender in which C&F Finance Company obtained financing in the form of a secured revolving line of credit of up to $100 million maturing in four years. The line is secured primarily by all of C&F Finance Company’s consumer finance receivables. Interest is payable monthly in arrears and the rate of interest on the line is 30-day LIBOR plus from 175 basis points to 180 basis points, depending on the average balance of the outstanding loan. C&F Finance Company has the option to prepay the loan, but will incur a scalable prepayment penalty based on the remaining term of the loan at the time of prepayment. If C&F Finance Company defaults on the line of credit, the third-party lender’s obligation to make advances under the line of credit will terminate and the lender may declare the loan immediately due and payable. The proceeds of the line are being used to fund the pay-off of the current lender, to provide working capital for loan growth and for other operational needs. A copy of the Loan and Security Agreement is attached as Exhibit 10.19 to this Report on Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

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

3.2 Bylaws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

Certain instruments relating to trust preferred securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.19 Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of August 1, 2005

31.1 Certification of CEO pursuant to Rule 13a-14(a)

31.2 Certification of CFO pursuant to Rule 13a-14(a)

32 Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date August 4, 2005	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date August 4, 2005	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)