Form 10-Q
period 2005-09-30
C & F FINANCIAL CORP
filed 2005-11-03
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At October 31, 2005, the latest practicable date for determination, 3,135,668 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$13,407	$13,866
Interest-bearing deposits in other banks	16,632	31,320

Total cash and cash equivalents	30,039	45,186
Securities-available for sale at fair value, amortized cost of $65,929 and $69,776, respectively	68,133	72,787
Loans held for sale, net	66,753	48,566
Loans, net	454,516	394,471
Federal Home Loan Bank stock	1,876	2,030
Corporate premises and equipment, net of accumulated depreciation	24,486	18,304
Accrued interest receivable	3,423	3,041
Goodwill	10,228	10,228
Other assets	12,665	14,509

Total assets	$672,119	$609,122

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$85,364	$78,706
Savings and interest-bearing demand deposits	190,277	185,923
Time deposits	214,145	182,505

Total deposits	489,786	447,134
Borrowings	106,564	78,285
Accrued interest payable	1,165	614
Other liabilities	15,944	13,190

Total liabilities	613,459	539,223

Commitments and contingent liabilities
Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,135,668 and 3,538,554 shares issued and outstanding, respectively)	3,136	3,539
Additional paid-in capital	74	80
Retained earnings	54,017	64,323
Accumulated other comprehensive income, net	1,433	1,957

Total shareholders’ equity	58,660	69,899

Total liabilities and shareholders’ equity	$672,119	$609,122

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and dividend income
Interest and fees on loans	$12,075	$9,556	$32,924	$27,278
Interest on other market investments	92	136	330	368
Interest on investment securities
U.S. government agencies and corporations	68	98	214	269
Tax-exempt obligations of states and political subdivisions	587	602	1,796	1,783
Corporate bonds and other	146	112	409	347

Total interest and dividend income	12,968	10,504	35,673	30,045

Interest expense
Savings and interest bearing deposits	488	295	1,291	845
Certificates of deposit, $100 or more	482	273	1,154	806
Other time deposits	1,035	668	2,592	2,076
Borrowings	1,449	656	3,353	1,786

Total interest expense	3,454	1,892	8,390	5,513

Net interest income	9,514	8,612	27,283	24,532

Provision for loan losses	1,497	996	3,770	2,693

Net interest income after provision for loan losses	8,017	7,616	23,513	21,839

Noninterest income
Gains on sales of loans	5,760	4,518	14,009	12,125
Service charges on deposit accounts	728	706	2,058	1,973
Other service charges and fees	1,269	1,093	3,525	3,058
Gains on calls of available for sale securities	27	7	42	40
Other income	391	266	1,183	907

Total noninterest income	8,175	6,590	20,817	18,103

Noninterest expenses
Salaries and employee benefits	7,750	6,541	21,289	18,816
Occupancy expenses	939	848	2,786	2,687
Other expenses	2,597	2,246	7,204	6,366

Total noninterest expenses	11,286	9,635	31,279	27,869

Income before income taxes	4,906	4,571	13,051	12,073
Income tax expense	1,493	1,469	4,023	3,735

Net income	$3,413	$3,102	$9,028	$8,338

Per share data
Net income – basic	$1.05	$.87	$2.61	$2.33
Net income – assuming dilution	$1.01	$.84	$2.52	$2.23
Cash dividends declared	$.25	$.22	$.73	$.66
Weighted average number of shares – basic	3,255,443	3,555,883	3,454,683	3,575,794
Weighted average number of shares – assuming dilution	3,391,324	3,708,549	3,588,107	3,738,040

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2004	$3,539	$80		$64,323	$1,957	$69,899

Comprehensive income
Net income			$9,028	9,028		9,028
Other comprehensive loss, net of tax Net change in unrealized net holding gains on securities, net of reclassification adjustment			(524)		(524)	(524)

Comprehensive income			$8,504

Share repurchase-tender offer	(427)	(367)		(16,842)		(17,636)

Stock options exercised	24	361				385

Cash dividends				(2,492)		(2,492)

September 30, 2005	$3,136	$74		$54,017	$1,433	$58,660

Disclosure of Reclassification Amount:

Change in unrealized net holding gains on securities during period			$(551)
Less: reclassification adjustment for gains included in net income			27

Net change in unrealized net holding gains on securities			$(524)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2003	$3,612	$1,010		$58,487	$2,275	$65,384

Comprehensive income
Net income			$8,338	8,338		8,338
Other comprehensive loss, net of tax Net change in unrealized net holding gains on securities, net of reclassification adjustment			(114)		(114)	(114)

Comprehensive income			$8,224

Repurchase of common stock	(72)	(1,103)		(1,608)		(2,783)

Stock options exercised	9	133				142

Cash dividends				(2,354)		(2,354)

September 30, 2004	$3,549	$40		$62,863	$2,161	$68,613

Disclosure of Reclassification Amount:

Change in unrealized net holding gains on securities during period			$(140)
Less: reclassification adjustment for gains included in net income			26

Net change in unrealized net holding gains on securities			$(114)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,028	$8,338
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,063	1,128
Amortization of intangible assets	55	99
Provision for loan losses	3,770	2,693
Accretion of discounts and amortization of premiums on investment securities, net	8	110
Net realized gains on calls of securities	(42)	(40)
Proceeds from sale of loans	806,189	656,452
Origination of loans held for sale	(824,376)	(680,371)
Change in other assets and liabilities:
Accrued interest receivable	(382)	(314)
Other assets	2,072	312
Accrued interest payable	551	(11)
Other liabilities	2,754	(358)

Net cash provided by (used in) operating activities	690	(11,962)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	8,140	45,587
Purchase of securities available for sale	(4,259)	(14,612)
Net increase in customer loans	(63,815)	(35,884)
Purchase of corporate premises and equipment	(7,380)	(2,156)
Sale of corporate premises and equipment	135	12
Net redemption of Federal Home Loan Bank stock	154	680

Net cash used in investing activities	(67,025)	(6,373)

Cash flows from financing activities:
Net increase in demand, interest-bearing demand and savings deposits	11,012	18,409
Net increase (decrease) in time deposits	31,640	(1,875)
Net increase in borrowings	28,279	9,223
Share repurchase-tender offer	(17,636)	—
Repurchase of common stock	—	(2,783)
Proceeds from exercise of stock options	385	142
Cash dividends	(2,492)	(2,354)

Net cash provided by financing activities	51,188	20,762

Net (decrease) increase in cash and cash equivalents	(15,147)	2,427
Cash and cash equivalents at beginning of period	45,186	49,751

Cash and cash equivalents at end of period	$30,039	$52,178

Supplemental disclosure
Interest paid	$7,839	$5,524
Income taxes paid	$4,606	$3,945

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,
(in 000’s, except per share amounts)	2005	2004
Net income, as reported	$3,413	$3,102
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(106)	(153)

Pro forma net income	$3,307	$2,949

Earnings per share:
Basic – as reported	$1.05	$.87
Basic – pro forma	$1.02	$.83
Diluted – as reported	$1.01	$.84
Diluted – pro forma	$.98	$.80

	Nine Months Ended September 30,
(in 000’s, except per share amounts)	2005	2004
Net income, as reported	$9,028	$8,338
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,040)	(408)

Pro forma net income	$7,988	$7,930

Earnings per share:
Basic – as reported	$2.61	$2.33
Basic – pro forma	$2.31	$2.22
Diluted – as reported	$2.52	$2.23
Diluted – pro forma	$2.23	$2.12

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Corporation’s results of operations at the present time. The Corporation will begin recognizing compensation expense in 2006 for options that have been issued but not yet vested prior to January 1, 2006. Projected compensation expense associated with adopting SFAS No. 123R will approximate $345,000 in 2006. This estimate applies only to options issued through September 30, 2005 but not yet vested prior to January 1, 2006. Any options issued after September 30, 2005 will increase compensation expense above this estimate for 2006.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 expresses the views of the SEC staff regarding the interaction of SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

Options approved by the Compensation Committee of the Board of Directors and issued in December 2004 were granted with a six-month vesting period. The effect of the six-month vesting is included in the pro forma earnings per share calculations for the nine months ended September 30, 2005. This vesting period was determined as part of a broad review of long-term incentive compensation in light of changes in market practice and changes in accounting rules. The issuance of SFAS No. 123R allowed only a very limited period for evaluating the Corporation’s compensation plans and the Board believes the decision for a six-month vesting period on options granted in December 2004 was in the best interest of the Corporation and the shareholders. The Board will continue reviewing the effects of SFAS No. 123R and its impact on compensation plans throughout the Corporation.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

On June 1, 2005, the Corporation made an offer to its shareholders to repurchase up to 180,000 shares of its common stock at a price of $41.00 per share net to sellers in cash. The initial expiration date of the offer was June 30, 2005. The number of shares tendered by the expiration date far exceeded the 180,000 shares initially authorized. Therefore, the Corporation’s Board of Directors extended the expiration date of its offer until July 22, 2005 and increased the number of shares subject to the offer to up to 450,000 shares. The tender offer expired on July 22, 2005 and 427,186 tendered shares of the Corporation’s common stock were accepted on July 27, 2005. The total cost of the share repurchase, including transaction costs, approximated $17.6 million. Refer to Note 7 for a discussion of the Corporation’s issuance of trust preferred securities to partially fund this repurchase.

During the first nine months of 2004, the Corporation repurchased 26,200 shares of its common stock in privately-negotiated transactions and 46,350 shares in open-market transactions at prices from $35.00 to $41.50.

Note 4

Securities in an unrealized loss position at September 30, 2005 are shown below by duration of the period of unrealized loss. No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$4,216	$32	$1,459	$33	$5,675	$65
Mortgage-backed securities	663	2	571	19	1,234	21
Obligations of states and political subdivisions	1,095	10	1,544	19	2,639	29

Subtotal-debt securities	5,974	44	3,574	71	9,548	115

Preferred stock	1,290	86	279	18	1,569	104

Total temporarily impaired securities	$7,264	$130	$3,853	$89	$11,117	$219

Securities in an unrealized loss position at December 31, 2004 are shown below by duration of the period of unrealized loss.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$7,714	$30	$—	$—	$7,714	$30
Mortgage-backed securities	653	15	—	—	653	15
Obligations of states and political subdivisions	1,966	17	267	9	2,233	26

Subtotal-debt securities	10,333	62	267	9	10,600	71

Preferred stock	321	22	171	16	492	38

Total temporarily impaired securities	$10,654	$84	$438	$25	$11,092	$109

Note 5

The Bank has a noncontributory defined benefit plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended September 30,
(in 000’s)	2005	2004
Service cost	$137	$105
Interest cost	74	64
Expected return on plan assets	(87)	(58)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	2	1
Amortization of net loss	11	9

Net periodic benefit cost	$136	$120

	Nine Months Ended September 30,
(in 000’s)	2005	2004
Service cost	$411	$315
Interest cost	222	192
Expected return on plan assets	(261)	(174)
Amortization of net obligation at transition	(3)	(3)
Amortization of prior service cost	6	3
Amortization of net loss	33	27

Net periodic benefit cost	$408	$360

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,
•	an insurance company that derives revenues from insurance services, and
•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

	Three Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,180	$1,119	$4,682	$—	$(1,013)	$12,968
Gains on sales of loans	—	5,763	—	—	(3)	5,760
Other	1,057	1,018	86	254	—	2,415

Total operating income	9,237	7,900	4,768	254	(1,016)	21,143

Expenses:
Interest expense	2,564	630	1,303	—	(1,043)	3,454
Provision for loan losses	125	—	1,372	—	—	1,497
Personnel expenses	2,831	4,069	675	149	26	7,750
Other	1,620	1,346	525	45	—	3,536

Total operating expenses	7,140	6,045	3,875	194	(1,017)	16,237

Income before income taxes	2,097	1,855	893	60	1	4,906
Provision for income taxes	425	706	338	24	—	1,493

Net income	$1,672	$1,149	$555	$36	$1	$3,413

Total assets	$569,896	$75,537	$117,354	$25	$(90,693)	$672,119
Capital expenditures	$2,424	$297	$91	$—	$—	$2,812

	Three Months Ended September 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,403	$660	$3,939	$—	$(498)	$10,504
Gains on sales of loans	—	4,526	—	—	(8)	4,518
Other	963	861	3	245	—	2,072

Total operating income	7,366	6,047	3,942	245	(506)	17,094

Expenses:
Interest expense	1,411	170	810	—	(499)	1,892
Provision for loan losses	25	—	971	—	—	996
Salaries and employee benefits	2,510	3,426	545	45	15	6,541
Other	1,336	1,078	630	50	—	3,094

Total operating expenses	5,282	4,674	2,956	95	(484)	12,523

Income before income taxes	2,084	1,373	986	150	(22)	4,571
Provision for income taxes	516	522	375	56	—	1,469

Net income	$1,568	$851	$611	$94	$(22)	$3,102

Total assets	$519,588	$59,160	$99,187	$23	$(75,795)	$602,163
Capital expenditures	$715	$51	$12	$1	$—	$779

	Nine Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$22,532	$2,463	$12,983	$—	$(2,305)	$35,673
Gains on sales of loans	—	13,998	—	—	11	14,009
Other	3,129	2,771	226	682	—	6,808

Total operating income	25,661	19,232	13,209	682	(2,294)	56,490

Expenses:
Interest expense	6,064	1,181	3,515	—	(2,370)	8,390
Provision for loan losses	325	—	3,445	—	—	3,770
Personnel expenses	8,302	10,415	2,061	422	89	21,289
Other	4,890	3,634	1,323	143	—	9,990

Total operating expenses	19,581	15,230	10,344	565	(2,281)	43,439

Income before income taxes	6,080	4,002	2,865	117	(13)	13,051
Provision for income taxes	1,369	1,521	1,088	45	—	4,023

Net income	$4,711	$2,481	$1,777	$72	$(13)	$9,028

Total assets	$569,896	$75,537	$117,354	$25	$(90,693)	$672,119
Capital expenditures	$6,860	$389	$131	$—	$—	$7,380

	Nine Months Ended September 30, 2004

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$18,605	$1,701	$11,037	$—	$(1,298)	$30,045
Gains on sales of loans	—	12,133	—	—	(8)	12,125
Other	2,750	2,442	25	761	—	5,978

Total operating income	21,355	16,276	11,062	761	(1,306)	48,148

Expenses:
Interest expense	4,249	368	2,195	—	(1,299)	5,513
Provision for loan losses	25	—	2,668	—	—	2,693
Salaries and employee benefits	7,387	9,487	1,636	291	15	18,816
Other	4,244	3,019	1,650	140	—	9,053

Total operating expenses	15,905	12,874	8,149	431	(1,284)	36,075

Income before income taxes	5,450	3,402	2,913	330	(22)	12,073
Provision for income taxes	1,210	1,293	1,107	125	—	3,735

Net income	$4,240	$2,109	$1,806	$205	$(22)	$8,338

Total assets	$519,588	$59,160	$99,187	$23	$(75,795)	$602,163
Capital expenditures	$1,848	$271	$36	$1	$—	$2,156

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans, and charges the Consumer Finance segment interest at the 30-day LIBOR rate plus 175 basis points. The Retail Banking segment acquires certain lot and permanent loans and home equity lines of credit from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

Note 7

On July 21, 2005, the Corporation issued $10.0 million of trust preferred securities through a statutory business trust subsidiary. The proceeds of the trust preferred securities were used to fund a portion of the repurchase of 427,186 of common stock at a price of $41 per share net to sellers in cash pursuant to the Corporation’s tender offer to repurchase up to 450,000 of its common stock, which expired on July 22, 2005. The 427,186 tendered shares were accepted by the Corporation on July 27, 2005. The total cost of the repurchase, including transaction costs, approximated $17.6 million.

Trust preferred securities are hybrid securities that are treated as Tier 1 capital for regulatory purposes and debt for income tax purposes. The trust preferred securities mature in September 2035, are redeemable at the Corporation’s option beginning after five years and require quarterly distributions to the holders of the trust preferred securities at a fixed rate of 6.07 percent as to $5.0 million of the securities and at a rate equal to the three-month LIBOR rate plus 1.57 percent as to the remaining $5.0 million, which rate is initially 5.21 percent. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 1.57 percent in September 2010.

Note 8

On August 1, 2005, the Consumer Finance segment, consisting solely of C&F Finance Company, entered into an agreement with a third-party lender to obtain financing in the form of a secured revolving line of credit of up to $100.0 million and maturing four years from the date of closing. The interest rate on the line is the 30-day LIBOR rate plus from 175 basis points to 180 basis points, depending on the average loan outstanding. This rate represents a reduction of from 70 to 75 basis points from previous financing terms. The outstanding loan balance with the current third-party lender as of September 30, 2005 approximated $63.9 million. The proceeds of the new line were initially used to fund the pay-off of the previous third-party lender and will be used in the future to provide working capital for loan growth and for other operational needs.

Note 9

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate that SFAS No. 154 will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. generally accepted accounting principles when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board directed the FASB staff to issue two proposed FASB Staff Positions: Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1-a as final and to draft a new FSP that will replace EITF 03-1. The final FSP (retitled SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this amendment of SFAS No. 115 will have a material effect on its financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

1)	interest rates

2)	general economic conditions

3)	the legislative/regulatory climate

4)	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

5)	the quality or composition of the loan or investment portfolios

6)	demand for loan products

7)	deposit flows

8)	competition

9)	demand for financial services in the Corporation’s market area

10)	technology and

11)	accounting principles, policies and guidelines.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes.

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

Valuation of Derivatives: The Corporation enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Corporation protects itself from changes in interest rates by entering into loan purchase agreements with third-party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of the loan, the Corporation is obligated to sell the loan to the purchaser only if the loan closes. No other obligation exists. As a result of these contractual terms with purchasers of loans, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

Financial Performance Measures. For the Corporation, net income for the third quarter ended September 30, 2005 increased 10.0 percent to $3.4 million compared to the third quarter of 2004 and net income for the first nine months of 2005 increased 8.3 percent to $9.0 million compared to the first nine months of 2004. Diluted net income per share increased 20.2 percent to $1.01 per share and 13.0 percent to $2.52 per share for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The Corporation’s ROA was 2.01 percent for the third quarter of 2005 compared with 2.09 percent for the third quarter of 2004 and 1.88 percent for the first nine months of 2005 compared with 1.91 percent for the first nine months of 2004. The Corporation’s ROE was 21.49 percent for the third quarter of 2005 compared with 18.48 percent for the third quarter of 2004 and 17.41 percent for the first nine months of 2005 compared with 16.83 percent for the first nine months of 2004.

Factors influencing 2005 earnings included rising interest rates, utilization of the Corporation’s liquidity to fund loan demand, strong seasonal mortgage loan production and higher operating expenses to support growth. The improvement in earnings per share relative to the increase in net income for 2005, as well as the increase in the Corporation’s ROE, reflected the accretive effect of the tender offer that concluded in the third quarter of 2005 with the Corporation’s repurchase of 427,186 shares of its outstanding shares.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Net income for the Retail Banking segment for the quarter ended September 30, 2005 increased 6.6 percent to approximately $1.7 million compared to the third quarter of 2004 and net income for the nine months ended September 30, 2005 increased 11.1 percent to approximately $4.7 million compared to the first nine months of 2004. The improvement in the performance of the Retail Banking segment during these periods resulted from an increase in both the amount and yield of earning assets. These improvements were offset in part by an increase in the provision for loan losses and an increase in operational and administrative expenses to support growth.

During the first nine months of 2005, the Bank installed a new mainframe computer, upgraded its primary operating system and enhanced the operating platform in all branches, which will increase our efficiency and help us offer better customer service. In addition, progress continues on the Bank’s new operations center, which we expect to occupy by the end of 2005. The Bank has also started construction of two new retail branches in the Virginia Peninsula region, which we expect to open in the first quarter of 2006.

Mortgage Banking: Net income for the Mortgage Banking segment for the quarter ended September 30, 2005 increased 35.0 percent to approximately $1.1 million compared to the third quarter of 2004 and net income for the nine months ended September 30, 2005 increased 17.6 percent to approximately $2.5 million compared to the first nine months of 2004. The volume of the mortgage loan applications and the level of the mortgage loan pipeline have followed a typical seasonal pattern in 2005, as reflected in earnings growth in the third quarter. The volume of loans sold in the third quarter and the first nine months of 2005 increased by 40.4 percent and 22.8 percent, respectively, compared to the same periods in 2004, which more than offset the lower profit margins on loans sold caused by product mix and more competitive pricing. For the third quarter of 2005, the amount of loan originations at C&F Mortgage resulting from refinancings was $121.5 million compared to $123.9 million for the third quarter of 2004. Loans originated for new and resale home purchases for these two quarters were $198.2 million and $119.8 million, respectively. For the first nine months of 2005, the amount of loan originations at C&F Mortgage resulting from refinancings was $288.1 million compared to $276.7 million for the first nine months of 2004. Loans originated for new and resale home purchases for these two nine-month periods were $536.3 million and $403.7 million, respectively. Future earnings of the Mortgage Banking segment may be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings.

Consumer Finance: Net income for the Consumer Finance segment for the quarter ended September 30, 2005 decreased 9.2 percent to approximately $555,000 compared to the third quarter of 2004 and net income for the nine months ended September 30, 2005 decreased 1.6 percent to approximately $1.8 million compared to the first nine months of 2004. These declines were attributable to net interest margin compression resulting from increased variable-rate borrowings in a rising rate environment, a higher provision for loans losses attributable to loan growth, and higher operating expenses to support growth and technology investments, offset in part by loan growth in excess of 19 percent.

Earlier in 2005, the Consumer Finance segment completed its conversion to a new loan system, which will create efficiencies and expand capacity for new business. The Consumer Finance segment completed the consolidation and relocation of its operations center to a new location in Richmond, Virginia during the third quarter of 2005. Also, during the third quarter of 2005, the Consumer Finance segment changed third-party lenders for its secured revolving line of credit with financing terms that substantially increase the line of credit over time and provide for a rate reduction from the prior terms, as well as lower administration fees. Future earnings of the Consumer Finance segment in the short-term will also be affected by the continuing investments in technology to enhance operations and the initial start-up costs associated with the expansion of the Consumer Finance segment into new markets.

Capital Management. Total assets grew by $63.0 million to $672.1 million during the first nine months of 2005. A detailed discussion of the changes in our financial position is included below in “Financial Condition.” Dividends for the first nine months of 2005 were 73 cents per share versus 66 cents per share in the first nine months of 2004. The weighted average number of shares outstanding in the first nine months of 2005 was 3,454,683 compared to 3,575,794 in the first nine months of 2004. This decrease resulted from the repurchase of 427,186 shares in 2005 versus 89,050 shares throughout 2004. The repurchase of shares in 2005 resulted from a tender offer that concluded in the third quarter of 2005.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

	Three Months Ended
	September 30, 2005		September 30, 2004
(dollars in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$69,016	6.56%	$70,720	6.51%
Loans held for sale	82,688	5.41	50,516	5.23
Loans held for investment	463,100	9.48	384,752	9.25
Fed funds sold / interest bearing deposits at other banks	10,845	3.36	39,981	1.35

Total earning assets	$625,649	8.52%	$545,969	7.94%

Time and savings deposits	$395,286	2.03%	$365,901	1.35%
Borrowings	122,472	4.73	75,544	3.47

Total interest bearing liabilities	$517,758	2.67%	$441,445	1.71%

Net interest margin		6.31%		6.56%

	Nine Months Ended
	September 30, 2005		September 30, 2004
(dollars in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$69,676	6.57%	$70,711	6.42%
Loans held for sale	61,921	5.30	44,978	5.04
Loans held for investment	439,885	9.25	370,406	9.13
Fed funds sold / interest bearing deposits at other banks	16,284	2.70	46,927	1.04

Total earning assets	$587,766	8.34%	$533,022	7.71%

Time and savings deposits	$380,547	1.76%	$362,295	1.37%
Borrowings	99,713	4.48	72,436	3.29

Total interest bearing liabilities	$480,260	2.33%	$434,731	1.69%

Net interest margin		6.43%		6.33%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following tables show the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the third quarter of 2004 to the third quarter of 2005 and from the first nine months of 2004 to the first nine months of 2005. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	Three Months Ended September 30, 2005
	Increase(Decrease) Due to Changes in		Total Increase
(in 000’s)	Rate	Volume	(Decrease)
Interest income:
Securities	$10	$(28)	$(18)
Loans	109	2,443	2,552
Interest-bearing deposits in other banks	98	(142)	(44)

Total interest income	217	2,273	2,490

Interest expense:
Time and savings deposits	625	144	769
Borrowings	311	482	793

Total interest expense	936	626	1,562

Change in net interest income	$(719)	$1,647	$928

	Nine Months Ended September 30, 2005
	Increase(Decrease) Due to Changes in		Total Increase
(in 000’s)	Rate	Volume	(Decrease)
Interest income:
Securities	$76	$(50)	$26
Loans	250	5,692	5,942
Interest-bearing deposits in other banks	314	(352)	(38)

Total interest income	640	5,290	5,930

Interest expense:
Time and savings deposits	1,103	207	1,310
Borrowings	770	797	1,567

Total interest expense	1,873	1,004	2,877

Change in net interest income	$(1,233)	$4,286	$3,053

Net interest income, on a taxable equivalent basis, for the third quarter of 2005 was $9.8 million compared to $8.9 million for the third quarter of 2004. Net interest income, on a taxable equivalent basis, for the first nine months of 2005 was $28.4 million compared to $25.3 million for the first nine months of 2004. The net interest margin for the third quarter of 2005 decreased 25 basis points to 6.31 percent and increased 10 basis points to 6.43 percent for the first nine months of 2005. Average interest-earning assets increased 14.6 percent for the third quarter of 2005 and 10.3 percent for the first nine months of 2005. However, the ratio of interest-earning assets to interest-bearing liabilities declined to 120.8 percent for the third quarter of 2005 compared to 123.7 percent for the third quarter of 2004, contributing to the decline in net interest margin in the third quarter of 2005. There was a minimal change in the ratio of interest-earning assets to interest-bearing liabilities for the first nine months of 2005.

All of the Corporation’s principal business segments experienced loan growth for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Average loans increased $58.4 million for the third quarter of 2005 and $52.6 million for the first nine months of 2005 in the Retail Banking segment. Average loans in the Consumer Finance segment increased $19.9 million for the third quarter of 2005 and $16.9 million for the first nine months of 2005. Average loans held for sale in the Mortgage Banking segment increased $32.2 million for the third quarter of 2005 and $16.9 million for the first nine months of 2005. The increase in loans in the Retail Banking segment was mainly attributable to loan production in the Virginia Peninsula market and residential construction loan growth. The increase in loans held for sale at the Mortgage Banking segment resulted from higher production volume. The increase in loans at the Consumer Finance segment was mainly attributable to growth in our newer markets of Tennessee and Northern Virginia, as well as growth in loan volume at our other locations. The increased yields on both loans held for sale and loans held for investment for the three and nine months ended September 30, 2005 resulted from a general increase in interest rates since mid-2004.

Average securities available for sale decreased slightly for the third quarter and the first nine months of 2005; however, their average yield increased slightly for the same periods. The decline in the average balance resulted from the utilization of proceeds from maturities and calls to fund the increase in loan demand. The yield increase was a result of the mix of investments. The percentage of shorter-term, lower-yielding investments decreased in 2005 as compared to 2004.

Average interest earning deposits at other banks, primarily the FHLB, decreased $29.1 million and $30.6 million for the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004; however, their average yield increased 201 basis points and 166 basis points for the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004. The decline in the average balance resulted from the liquidation of these low-yielding deposits to fund the increase in loan demand. The yield increase reflected the increase in short-term interest rates beginning in mid-2004.

Although average interest-bearing deposits have increased $29.4 million and $18.3 million for the third quarter and the first nine months of 2005, respectively, the increase in interest on deposits has been influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 68 basis points for the third quarter of 2005 and 39 basis points for the first nine months of 2005. Generally, deposit interest rate increases lag behind the increase in loan interest rates. Although short-term interest rates have increased in 2005, deposits will reprice more gradually as existing certificates of deposit mature in future periods.

The increases in average borrowings of $46.9 million for the third quarter of 2005 compared to the third quarter of 2004 and $27.3 million for the first nine months of 2005 compared to the first nine months of 2004 were attributable to loan growth at the Mortgage Banking and the Consumer Finance segments, as well as the issuance of trust preferred securities to partially fund the Corporation’s repurchase of 427,186 shares of its common stock in the third quarter of 2005. The trust preferred securities have fixed and variable rate components. Loan growth at the Mortgage Banking segment is funded by short-term advances from the FHLB. Loan growth at the Consumer Finance segment is funded by a LIBOR-based line of credit with an unrelated third-party lender. The 126 basis point and 119 basis point increases in the cost of borrowings for the three months and nine months ended September 30, 2005, respectively, were primarily attributable to the rising cost of funds at the Consumer Finance segment.

The net interest margin has benefited in the short term as prime-based loans have repriced as the prime rate has changed. However, we expect that the favorable impact of the deposit repricing lag will neutralize in the longer term and the cost of borrowings will continue to increase as short-term interest rates rise. Given these factors, we anticipate a continuation of the declining trend in the net interest margin.

Noninterest Income

	Three Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$5,763	$—	$(3)	$5,760
Service charges on deposit accounts	728	—	—	—	728
Other service charges and fees	261	1,008	—	—	1,269
Gain on calls of available for sale securities	27	—	—	—	27
Other income	41	10	86	254	391

Total noninterest income	$1,057	$6,781	$86	$251	$8,175

	Three Months Ended September 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,526	$—	$(8)	$4,518
Service charges on deposit accounts	706	—	—	—	706
Other service charges and fees	238	855	—	—	1,093
Gain on calls of available for sale securities	7	—	—	—	7
Other income	12	6	3	245	266

Total noninterest income	$963	$5,387	$3	$237	$6,590

	Nine Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$13,998	$—	$11	$14,009
Service charges on deposit accounts	2,058	—	—	—	2,058
Other service charges and fees	774	2,751	—	—	3,525
Gain on calls of available for sale securities	42	—	—	—	42
Other income	255	20	226	682	1,183

Total noninterest income	$3,129	$16,769	$226	$693	$20,817

	Nine Months Ended September 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$12,133	$—	$(8)	$12,125
Service charges on deposit accounts	1,973	—	—	—	1,973
Other service charges and fees	631	2,426	—	—	3,057
Gain on calls of available for sale securities	40	—	—	—	40
Other income	106	16	25	761	908

Total noninterest income	$2,750	$14,575	$25	$753	$18,103

Total noninterest income increased 24.1 percent to $8.2 million for the third quarter of 2005 and 15.0 percent to $20.8 million for the first nine months of 2005 from the comparable periods in 2004. These increases were attributable to (1) higher service charges and fees on deposit accounts at the Retail Banking segment resulting from deposit account growth and higher gains on call of securities, (2) higher gains on sales of loans and other service charges at the Mortgage Banking segment resulting from an increase in the volume of loans closed and sold and (3) higher other income at the Consumer Finance segment resulting from fees generated from loan originations.

Noninterest Expenses

	Three Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$2,831	$4,069	$675	$175	$7,750
Occupancy expense	541	351	41	6	939
Other expenses	1,079	995	484	39	2,597

Total noninterest expense	$4,451	$5,415	$1,200	$220	$11,286

	Three Months Ended September 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$2,510	$3,426	$545	$60	$6,541
Occupancy expense	477	298	66	6	847
Other expenses	859	780	564	44	2,247

Total noninterest expense	$3,846	$4,504	$1,175	$110	$9,635

	Nine Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$8,302	$10,415	$2,061	$511	$21,289
Occupancy expense	1,669	970	129	18	2,786
Other expenses	3,221	2,664	1,194	125	7,204

Total noninterest expense	$13,192	$14,049	$3,384	$654	$31,279

	Nine Months Ended September 30, 2004
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,387	$9,487	$1,636	$306	$18,816
Occupancy expense	1,618	876	175	18	2,687
Other expenses	2,626	2,143	1,475	122	6,366

Total noninterest expense	$11,631	$12,506	$3,286	$446	$27,869

Total noninterest expense increased 17.1 percent to $11.3 million for the third quarter of 2005 and 12.2 percent to $31.3 million for the first nine months of 2005 from the comparable periods in 2004. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expenses that were primarily attributable to higher personnel and operating expenses to support growth in both segments and technology enhancements at the Consumer Finance segment. Start-up costs associated with the Bank’s expansion efforts will continue throughout 2005 as construction has started on two new retail branches on the Virginia Peninsula. We will also incur additional costs as the Retail Banking segment relocates its operations departments to a new facility in the fourth quarter of 2005. The Consumer Finance segment continues to invest in both technology and people to create efficiencies and serve new markets in Northern Virginia and in portions of Tennessee and Maryland. An increase in noninterest expenses for the Mortgage Banking segment reflected higher production-based compensation and operating expenses due to an increase in production.

Income Taxes

Income tax expense for the third quarter of 2005 totaled $1.5 million, an effective tax rate of 30.4 percent, compared with $1.5 million, or 32.1 percent, for the third quarter of 2004. Income tax expense for the first nine months of 2005 totaled $4.0 million, an effective tax rate of 30.8 percent, compared with $3.7 million, or 30.9 percent, for the first nine months of 2004. There was minimal change in the effective tax rate for the first nine months of 2005 compared to the prior year. The decrease in the effective tax rate for the third quarter of 2005 resulted from tax credits associated with the Bank’s investment in a low-income housing equity fund, the benefit of which was offset in part by higher earnings at the Mortgage Banking segment.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduces the allowance. The following tables summarize the allowance activity for the periods indicated:

	Three Months Ended September 30, 2005
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,619	$7,770	$12,389
Provision for loan losses	125	1,372	1,497

	4,744	9,142	13,886

Loans charged off	(98)	(1,247)	(1,345)
Recoveries of loans previously charged off	38	322	360

Net loans charged off	(60)	(925)	(985)

Allowance, end of period	$4,684	$8,217	$12,901

	Three Months Ended September 30, 2004
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,286	$5,419	$9,705
Provision for loan losses	25	971	996

	4,311	6,390	10,701

Loans charged off	(67)	(536)	(603)
Recoveries of loans previously charged off	38	285	323

Net loans charged off	(29)	(251)	(280)

Allowance, end of period	$4,282	$6,139	$10,421

	Nine Months Ended September 30, 2005
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,460	$6,684	$11,144
Provision for loan losses	325	3,445	3,770

	4,785	10,129	14,914

Loans charged off	(170)	(2,904)	(3,074)
Recoveries of loans previously charged off	69	992	1,061

Net loans charged off	(101)	(1,912)	(2,013)

Allowance, end of period	$4,684	$8,217	$12,901

	Nine Months Ended September 30, 2004
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,256	$4,401	$8,657
Provision for loan losses	25	2,668	2,693

	4,281	7,069	11,350

Loans charged off	(75)	(1,710)	(1,785)
Recoveries of loans previously charged off	76	780	856

Net loans charged off	1	(930)	(929)

Allowance, end of period	$4,282	$6,139	$10,421

During the third quarter and first nine months of 2005, the provision for loan losses was $125,000 and $325,000, respectively, at the combined Retail Banking and Mortgage Banking segments. This provision resulted primarily from the impact of loan growth, rather than any deterioration in asset quality. We believe that the current level of the allowance for loan losses at the combined Retail and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of C&F Finance Company, accounted for the majority of the activity in the allowance for loans losses during the third quarter and first nine months of 2005. In addition to maintaining the allowance for loan losses, C&F Finance has retained dealer bad debt reserves that were established at the time loans were made and are specific to each individual dealer. Loans charged off at C&F Finance have first been charged to the dealer bad debt reserves, to the extent that an individual dealer had reserves, and the remainder has been charged to the allowance for loan losses. Dealer bad debt reserves are a liability of C&F Finance and payable to individual dealers upon the termination of the relationship with C&F Finance and the payment of outstanding loans associated with a specific dealer. C&F Finance ceased originating loans with a dealer bad debt reserve as of January 1, 2004. However, existing dealer bad debt reserves at December 31, 2003 were retained to absorb future losses for each specific dealer. The provision for loan losses and the corresponding allowance for loan losses at the Consumer Finance segment will increase in future periods as dealer bad debt reserves are phased out by virtue of loan charge-offs or balance pay-offs to dealers. The following table summarizes the dealer bad debt reserves activity:

	Three Months Ended September 30,
(in 000’s)	2005	2004
Dealer reserves, beginning of period	$765	$1,584
Loans charged off	(76)	(302)

Dealer reserves, end of period	$689	$1,282

	Nine Months Ended September 30,
(in 000’s)	2005	2004
Dealer reserves, beginning of period	$1,076	$2,119
Loans charged off	(387)	(837)

Dealer reserves, end of period	$689	$1,282

The increases in net charge-offs to the allowance for loan losses for the third quarter and the first nine months of 2005 resulted from loan growth and a decrease in loan losses charged to the dealer bad debt reserves because C&F Finance no longer originates loans with dealer bad debt reserves. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	September 30, 2005	December 31, 2004
Nonperforming assets*	$4,130	$4,336

Accruing loans past due for 90 days or more	$2,765	$1,580

Allowance for loan losses	$4,684	$4,460

Nonperforming assets to total loans**	1.16%	1.39%
Allowance for loan losses to total loans**	1.31	1.43
Allowance for loan losses to nonperforming assets	113.41	102.88

*	Nonperforming assets consist solely of nonaccrual loans for each period presented.
**	Loans exclude Consumer Finance segment loans presented below.

Consumer Finance

(in 000’s)	September 30, 2005	December 31, 2004
Nonaccrual loans	$1,980	$1,330

Accruing loans past due for 90 days or more	$153	$481

Allowance for loan losses	$8,217	$6,684

Dealer bad debt reserves	$689	$1,076

Nonaccrual consumer finance loans to total consumer finance loans	1.78%	1.42%

Total nonaccrual and accruing loans past due for 90 days or more to total consumer finance loans	1.92	1.94

Allowance for loan losses to total consumer finance loans	7.40%	7.15%
Dealer bad debt reserves to total consumer finance loans	.62	1.15

Allowance for loan losses and dealer bad debt reserves to total consumer finance loans	8.02%	8.30%

Nonperforming assets of the combined Retail and Mortgage Banking segment decreased slightly from $4.3 million at December 31, 2004 to $4.1 million at September 30, 2005. Accruing loans past due 90 days or more increased from $1.6 million at December 31, 2004 to $2.8 million at September 30, 2005. The most significant component of nonperforming and 90-day delinquent accruing assets was one commercial relationship. The loans to this borrower are in the process of collection and we believe allocated reserves are adequate to cover potential losses.

Total nonaccrual loans and accruing loans past due for 90 days or more of the Consumer Finance segment as a percentage of total consumer finance loans decreased slightly from 1.94 percent at December 31 2004 to 1.92 percent at September 30, 2005. The ratio of the allowance for loan losses and dealer bad debt reserves to total consumer finance loans declined 28 basis points since December 31, 2004. As previously mentioned, C&F Finance no longer originates loans with a dealer bad debt reserve provision. Therefore, the ratio of dealer bad debt reserves to total consumer finance loans declined from 1.15 percent at December 31, 2004 to .62 percent at September 30, 2005. The decline in the dealer bad debt reserves was offset in part by a higher provision for loan losses that resulted in an increase in the ratio of the allowance for loan losses to total consumer finance loans from 7.15 percent at December 31, 2004 to 7.40 percent at September 30, 2005.

FINANCIAL CONDITION

At September 30, 2005, the Corporation had total assets of $672.1 million compared with $609.1 million at December 31, 2004. The increase was principally a result of increases in loans held for sale, loans held for investment and corporate premises, which were offset in part by declines in securities available for sale and interest-bearing deposits in other banks. Growth in loan demand was funded by lowering the amount the Corporation placed in lower-yielding overnight funds, utilizing proceeds from calls and maturities of investment securities, deposit growth and additional borrowings. The increase in corporate premises resulted from construction in process on the Bank’s new operations center and its two new Virginia Peninsula branches, as well as the acquisition of a new operations center for the Consumer Finance segment.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

	September 30, 2005		December 31, 2004
(in 000’s)	Amount	Percent	Amount	Percent
Real estate - mortgage	$86,998	18%	$85,770	21%
Real estate - construction	23,505	5	13,315	3
Commercial, financial and agricultural	213,618	46	185,646	46
Equity lines	23,265	5	18,490	5
Consumer	9,501	2	9,620	2
Consumer- C&F Finance	111,035	24	93,464	23

Total loans	467,922	100%	406,305	100%

Less unearned loan fees	(505)		(690)
Less allowance for loan losses
Retail and Mortgage Banking	(4,684)		(4,460)
Consumer Finance	(8,217)		(6,684)

Total loans, net	$454,516		$394,471

The increase in loans held for investment occurred predominantly in (1) the variable-rate categories of real estate-construction loans, commercial loans and equity lines of credit and (2) the fixed-rate category of consumer loans at C&F Finance. Typically, growth in the variable-rate categories will favorably impact net interest margin in a rising interest rate environment. There was also growth in fixed-rate consumer loans at C&F Finance, which are funded by variable-rate borrowings; therefore, net interest margin will be negatively impacted in a rising interest rate environment.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	September 30, 2005		December 31, 2004
(in 000’s)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$7,177	11%	$10,722	15%
Mortgage-backed securities	2,840	4	3,067	4
Obligations of states and political subdivisions	52,760	77	53,671	74

Total debt securities	62,777	92	67,460	93
Preferred stock	5,356	8	5,327	7

Total available for sale securities	$68,133	100%	$72,787	100%

The decline in securities available for sale occurred primarily in securities of U.S. government agencies and corporations and resulted from maturities and calls during the first nine months of 2005.

Deposits

Deposits totaled $489.8 million at September 30, 2005 compared with $447.1 million at December 31, 2004. This increase was primarily attributable to (i) the increase in noninterest-bearing deposits, which totaled $85.4 million at September 30, 2005 compared with $78.7 million at December 31, 2004 and (ii) the increase in time deposits, which totaled $214.1 million at September 30, 2005 compared with $182.5 million at December 31, 2004. These increases occurred most significantly in the the Bank’s Central and Richmond regions.

Other Borrowings

Borrowings totaled $106.6 million at September 30, 2005 compared with $78.3 million at December 31, 2004. This increase occurred in (i) the Consumer Finance segment’s line of credit to fund this segment’s loan growth, (ii) short-term borrowings from a third-party lender for general corporate purposes and (iii) the issuance of trust preferred securities to partially fund the Corporation’s tender offer in the third quarter of 2005.

Off-Balance Sheet Arrangements

As of September 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual Obligations

As of September 30, 2005, other than as described below, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

On July 21, 2005, the Corporation issued $10.0 million of trust preferred securities through a statutory business trust subsidiary. The proceeds of the trust preferred securities were used to fund a portion of the Corporation’s tender offer. In addition, on August 1, 2005, the Consumer Finance segment entered into an agreement with a third-party lender to obtain financing in the form of a secured revolving line of credit with a current credit limit of $85.0 million. These obligations are described in Notes 7 and 8 to the financial statements contained herein.

Liquidity

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available-for-sale, at September 30, 2005 totaled $58.0 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of September 30, 2005, an established line with the FHLB that had $15.0 million outstanding under a total line of $117.4 million as of September 30, 2005, an unsecured revolving line of credit with a third-party lender that had $7.0 million outstanding under a total line of $7.0 million as of September 30, 2005 and a revolving line of credit with a third-party bank that had $63.9 million outstanding under a total line of $85.0 million as of September 30, 2005. Management has no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total Capital (to Risk-Weighted Assets)
Corporation*	$63,833	12.0%	$42,547	8.0%	N/A	N/A
Bank	64,775	12.3	42,046	8.0	$52,558	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation*	56,998	10.7	21,273	4.0	N/A	N/A
Bank	58,127	11.1	21,023	4.0	31,535	6.0
Tier I Capital (to Average Assets)
Corporation*	56,998	8.5	26,706	4.0	N/A	N/A
Bank	58,127	8.8	26,433	4.0	33,041	5.0

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Corporation	$63,793	13.4%	$38,208	8.0%	N/A	N/A
Bank	57,511	12.2	37,753	8.0	$47,191	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	57,659	12.1	19,104	4.0	N/A	N/A
Bank	51,548	10.9	18,877	4.0	28,315	6.0
Tier I Capital (to Average Assets)
Corporation	57,659	9.7	23,768	4.0	N/A	N/A
Bank	51,548	8.8	23,505	4.0	29,381	5.0

*	The capital ratios presented above for the Corporation include the effect of the Corporation’s repurchase of 427,186 shares of its common stock at $41 net per share on July 27, 2005. On July 21, 2005, the Corporation issued $10.0 million of trust preferred securities through a statutory business trust to partially fund the repurchase. The trust preferred securities are hybrid securities that are treated as Tier 1 capital for regulatory purposes and are included in Tier 1 capital in the capital ratios presented above.

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

ITEM 4. CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
July 1-31, 2005	427,186	$41.00	427,186	—
August 1-31, 2005	—	—	—	—
September 1-30, 2005	—	—	—	—

Total	427,186	$41.00	427,186

[1]	On June 1, 2005, the Corporation made an offer to its shareholders to repurchase up to 180,000 shares of its common stock at a price of $41 per share. The initial expiration date of the offer was June 30, 2005. Due to overwhelming shareholder response, the Corporation extended the expiration date of its offer until July 22, 2005 and increased the number of shares subject to the offer to up to 450,000 shares. The offer expired on July 22, 2005 and 427,186 shares of the Corporation’s common stock were tendered for a purchase price of $41 per share and not withdrawn. The tendered shares were accepted on July 27, 2005. The Corporation did not repurchase any other shares during the third quarter of 2005 and does not currently have a stock repurchase program in place.

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

10.19 Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of August 1, 2005 (incorporated by reference to Exhibit 10.19 to Form 10-Q filed August 5, 2005)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date November 3, 2005	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date November 3, 2005	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)