Form 10-K
period 2005-12-31
C & F FINANCIAL CORP
filed 2006-03-09
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-23423

C&F FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1680165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Main Street

West Point, VA 23181

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 843-2360

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $128,641,646.

There were 3,150,148 shares of common stock outstanding as of February 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 15, 2006 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 18, 2006, are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

General

C&F Financial Corporation is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole operating subsidiary, C&F Bank (Citizens and Farmers Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. The Bank has the following five wholly-owned subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•	C&F Mortgage Corporation and its wholly-owned subsidiaries Hometown Settlement Services LLC, Certified Appraisals LLC and C&F Reinsurance LTD

•	C&F Finance Company

•	C&F Investment Services, Inc.

•	C&F Insurance Services, Inc. and

•	C&F Title Agency, Inc.

The Corporation operates in a decentralized manner in three principal business activities: (1) retail banking through C&F Bank, (2) mortgage banking through C&F Mortgage Corporation and (3) consumer finance through C&F Finance Company. The following general business discussion focuses on the activities within each of these segments.

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

The Corporation also owns C&F Financial Statutory Trust I, a non-operating subsidiary that was formed in July 2005 for the purpose of issuing $10.0 million of trust preferred capital securities in a private placement to an institutional investor. The Trust is an unconsolidated subsidiary of the Corporation and its principal asset is $10.3 million of the Corporation’s junior subordinated debt securities (referred to herein as “trust preferred capital notes,”) which is reported as a liability of the Corporation.

Retail Banking

We provide retail banking services at the Bank’s main office in West Point, Virginia, and 13 Virginia branches located one each in Richmond, Mechanicsville, Norge, Middlesex, Midlothian, Providence Forge, Quinton, Sandston, Varina, West Point and Newport News, and two in Williamsburg. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking, credit card and trust services, as well as travelers’ checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2005, assets of the Retail Banking segment totaled $571.1 million. For the year ended December 31, 2005, income before income taxes totaled $8.1 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 13 locations in Virginia, four in Maryland, two in North Carolina and one each in Newport, Delaware; Morristown, New Jersey; and Exton, Pennsylvania. The Virginia offices are located one each in Charlottesville, Chester, Culpepper, Fredericksburg, Lexington, Midlothian, Newport News, Roanoke, Ruckersville, Waynesboro, and Williamsburg, and two in Richmond. The Maryland offices are located in Annapolis, Crofton, Waldorf and Clarksville. The North Carolina offices are located in Charlotte and Gastonia. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale to numerous investors. C&F Mortgage does not securitize loans. Purchasers of loans include, but are not limited to, Countrywide Home Loans, Inc.; Chase Manhattan Mortgage Corporation; Franklin American Mortgage Company; Washington Mutual Bank, FA and Wells Fargo Home Mortgage. The Bank also purchases lot and permanent loans and home equity lines of credit from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans partially guaranteed by the Veterans Administration (the VA) and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming loans that do not meet Fannie Mae or Freddie Mac guidelines. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement and residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2005, assets of the Mortgage Banking segment totaled $47.6 million. For the year ended December 31, 2005, income before income taxes totaled $5.1 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance, which the Bank acquired on September 1, 2002. C&F Finance is a regional finance company providing automobile loans in Richmond, Roanoke, Hampton Roads and Northern Virginia and in Tennessee and Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally originates loans through manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles and moderately priced new vehicles. C&F Finance’s typical borrowers have experienced prior credit difficulties or have modest income. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2005, assets of the Consumer Finance segment totaled $119.1 million. For the year ended December 31, 2005, income before income taxes totaled $3.7 million.

Employees

At December 31, 2005, we employed 461 full-time equivalent employees. We consider relations with our employees to be excellent.

Competition

Retail Banking

In the Bank’s market area, we compete with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds and life insurance companies. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks.

The banking business in Virginia, and in the Bank’s primary service area in the Hampton to Richmond corridor, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over us are their ability to finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. We compete by emphasizing customer service and technology; establishing long-term customer relationships; building customer loyalty; and providing products and services to address the specific needs of our customers. Through the Bank, we target individual and small-to-medium size business customers.

No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

Mortgage Banking

In recent years, several factors have caused rapid consolidation in the mortgage lending industry. First, the continuing evolution of the secondary mortgage market has led to more commodity-like mortgages. Second, increased regulation imposed on the industry has resulted in significant costs and the need for higher levels of specialization. Third, over the last decade interest rate volatility has risen markedly and resulted in an increase in mortgagors’ propensity to refinance their mortgages. The combined result of these three factors, together with a significant increase in new home construction and sales, has been relatively large swings in the volume of loans originated from year to year and dramatically increased complexity in the business. To operate profitably in this environment, lenders must have a high level of operational and risk management skills, as well as technological expertise.

As a result, large, sophisticated financial institutions, primarily commercial banks through their mortgage banking subsidiaries, currently dominate the mortgage industry. Our mortgage subsidiary competes by offering a wide selection of products; providing consistently high quality customer service; and pricing its products at competitive rates.

No material part of C&F Mortgage’s business is dependent upon a single or a few customers or investors, and the loss of any single customer or investor would not have a materially adverse effect upon C&F Mortgage’s business.

Consumer Finance

The non-prime automobile finance business is highly competitive. The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of major automotive manufacturers, banks, savings associations, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than our finance subsidiary. In addition, competitors often provide financing on terms that are more favorable to automobile purchasers or dealers than the terms C&F Finance offers. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which we do not.

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

No material part of C&F Finance’s business is dependent upon any single dealer relationship, and the loss of any single dealer relationship would not have a materially adverse effect upon C&F Finance’s business.

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

Regulation of the Corporation

The Corporation must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (the SEC). The Corporation is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the SOX Act), and the related rules and regulations. The SOX Act includes provisions that, among other things: (1) require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to their accuracy and compliance with law; (2) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (3) require chief executive officers and chief financial officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (4) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (5) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (6) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations, as well as certain other specified information; (7) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (8) increase penalties for existing crimes and create new criminal offenses. While the Corporation has incurred additional expenses and we expect to continue to incur additional expenses in complying with the requirements of the SOX Act and related regulations adopted by the SEC and the Public Company Accounting Oversight Board, we anticipate that those expenses will not have a material effect on the Corporation’s results of operations or financial condition.

The Corporation is also subject to regulation by the Board of Governors of the Federal Reserve System. The Federal Reserve Board has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Bank Holding Company Act of 1956 (the BHCA) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks.

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

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2005, the total capital to risk-weighted asset ratio of the Corporation was 12.2 percent and the ratio of the Bank was 12.7 percent. At December 31, 2005, the Tier 1 capital to risk-weighted asset ratio was 11.0 percent for the Corporation and 11.4 percent for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4 percent for banks and bank holding companies. At December 31, 2005, the Tier l leverage ratio was 8.9 percent for the Corporation and 9.3 percent for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or the Bank to pay dividends. During the year ended December 31, 2005, the Bank declared $2.5 million in dividends payable to the Corporation, and the Corporation declared $3.3 million in dividends payable to shareholders.

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

FDIA and Associated Regulations. Section 36 of the FDIA and associated regulations require management of every insured depository institution with total assets between $500 million and $1 billion at the beginning of a fiscal year to obtain an annual audit of its financial statements by an independent public accountant, report to the banking agencies on the institution’s compliance with designated laws and regulations and establish an audit committee comprised of outside directors, a majority of whom must be independent of management. The Bank is subject to the annual audit, reporting and audit committee requirements of Section 36 of the FDIA.

Community Reinvestment Act. The Community Reinvestment Act (CRA) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on 12 factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination in July 2003, it received a CRA performance evaluation of “satisfactory.”

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank also is subject to insurance assessments imposed by the FDIC. There is a base assessment for all institutions. In addition, the FDIC has implemented a risk-based assessment schedule, potentially imposing an additional assessment ranging from zero to 0.27 percent of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on the institution’s assessment risk classification, which is determined by whether the institution is considered well capitalized, adequately capitalized or undercapitalized, as these terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 2005, the Corporation paid through the Bank only the base assessment rate, which amounted to $61,000 in deposit insurance premiums.

FDIC premiums also are influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC-insured banks. The FDIC has the authority to impose special assessments from time to time. During 2005, no special assessments were imposed on the Bank.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2005, the Bank held $1.9 million of FHLB stock.

USA Patriot Act. The USA Patriot Act, which became effective on October 26, 2001, amends the Bank Secrecy Act and is intended to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Department of the Treasury (Treasury Department), to share information with one another in order to better identify and report to the federal government activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and there is a cost of compliance, the USA Patriot Act does not materially affect the Bank’s products, services or other business activities.

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

Consumer Protection. The Fair and Accurate Credit Transactions Act of 2003, which amended the Fair Credit Reporting Act, requires financial institutions to implement policies and procedures that track identity theft incidents; provide identity-theft victims with evidence of fraudulent transactions upon request; block from reporting to consumer reporting agencies credit information resulting from identity theft; notify customers of adverse information concerning the customer in consumer reporting agency reports; and notify customers when reporting negative information concerning the customer to a consumer reporting agency.

Other Safety and Soundness Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2005, the Bank was considered “well capitalized.”

Gramm-Leach-Bliley Act of 1999 (GLBA). The GLBA implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies and elects to be a financial holding company is permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, financial and investment advisory services, underwriting services and limited merchant banking activities.

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

The GLBA and certain regulations issued by federal banking agencies also provide protections against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Available Information

The Corporation’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. In addition, any document filed by the Corporation with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Corporation’s SEC filings also are available through our web site at http://www.cffc.com as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Corporation’s secretary at P.O. Box 391, West Point, VA 23181 or by calling 804-843-2360.

ITEM 1A. RISK FACTORS

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. Based on our asset/liability position at December 31, 2005, we are vulnerable to continued increases in short-term interest rates because of our slightly liability-sensitive balance sheet profile for the one-year time period. However, these liabilities consist predominantly of deposits, the repricing of which historically lags behind the changes in short-term interest rates. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Periods of rising interest rates or a decline in real estate values in our market will adversely affect our income from our mortgage company.

One of the components of our strategic plan is to generate significant non-interest income from our mortgage company, C&F Mortgage. In periods of rising interest rates, consumer demand for new mortgages and refinancings may decrease, which in turn could adversely impact our mortgage company. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations. In addition, there is speculation that current real estate prices in our market exceed the true values of the properties. If this is the case, or if the market generally perceives that this is the case, then real estate prices could become stagnant or decline, and there could be a significant reduction in real estate construction and housing starts. This could have a significant adverse affect on demand for loan products offered by our mortgage company.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown, could hurt our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular an economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; and a deterioration in the value of collateral for loans made by our various business segments.

Our level of credit risk is increasing due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2005, 45 percent of our loan portfolio consisted of commercial loans. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2005, 24 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase in this portfolio. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

If our allowance for loan losses becomes inadequate, the results of our operations may be adversely affected.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. Because any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income. Although we believe our allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future.

Competition from other financial institutions and financial intermediaries may adversely affect our profitability.

We face substantial competition in originating loans and in attracting deposits. Our competition in originating loans and attracting deposits comes principally from other banks, mortgage banking companies, consumer finance companies, savings associations, credit unions, insurance companies and other institutional lenders and purchasers of loans. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions may be able to offer the same loan products and services that we offer at more competitive rates and prices. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could adversely affect our profitability.

We rely heavily on our management team and the unexpected loss of key officers may adversely affect our operations.

We believe that our growth and future success will depend in large part on the skills of our executive officers. We also depend upon the experience of the officers of our subsidiaries and on their relationships with the communities they serve. The loss of the services of one or more of these officers could disrupt our operations and impair our ability to implement our business strategy, which could adversely affect our business, financial condition and results of operations.

The success of our growth strategy depends on our ability to identify and recruit individuals with experience and relationships in our primary markets.

The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively and in a timely manner would limit our growth, which could materially adversely affect our business.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the beneficial aspects fostered by our culture, which could harm our business.

We believe that a critical contributor to our success has been our corporate culture, which focuses on building personal relationships with our customers. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved comments from the SEC staff.

ITEM 2. PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

The Corporation owns a building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Bank’s Main Office branch, a branch office of C&F Investment Services and office space for certain of the Bank’s administrative personnel.

The Corporation owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 60,000 square feet. Approximately 30,000 square feet were renovated in 2005 in order to house the Bank’s operations center, which consists of the Bank’s loan, deposit and administrative functions and staff. The buildings previously used for the Bank’s operations at Seventh and Main Streets, which is a 14,000 square foot building remodeled by the Corporation in 1991, and at Sixth and Main Streets, which is a 5,000 square foot building acquired and remodeled by the Corporation in 1998, in West Point, Virginia will initially be retained as back-up facilities for the new operations center. Management has not yet determined the long-term utilization of these properties.

The Corporation owns a building located at 1400 Alverser Drive in Midlothian, Virginia. The building provides space for a branch office of the Bank and for a C&F Mortgage branch office, as well as C&F Mortgage’s main administrative offices. This two-story building has 25,000 square feet and was constructed in 2001.

The Corporation owns 11 other Bank branch locations and leases one Bank branch location in Virginia. Rental expense for the leased location totaled $22,000 for the year ended December 31, 2005. The Corporation expects to complete construction of and open two new branches on the Virginia Peninsula in 2006. In addition, the Corporation expects to complete renovations of and open two acquired branches in the Richmond area in 2006.

The Corporation has 20 leased offices, 11 in Virginia, four in Maryland, two in North Carolina and one each in Delaware, New Jersey and Pennsylvania, for C&F Mortgage. Rental expense for leased locations totaled $691,000 for the year ended December 31, 2005.

The Corporation owns a building located at 4660 South Laburnum Avenue in Richmond, Virginia. The building was acquired in June 2005 and has approximately 8,800 square feet. The building houses C&F Finance’s headquarters and provides space for its loan and administrative functions and staff, which were relocated in August 2005 from a leased facility. In addition, the Corporation has two leased offices in Virginia for C&F Finance. Rental expense for leased locations totaled $73,000 for the year ended December 31, 2005.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years
Larry G. Dillon (53) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (37) Executive Vice President, Chief Financial Officer and Secretary	Secretary of the Corporation and the Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and the Bank since December 2004; Senior Vice President and Chief Financial Officer of the Corporation and the Bank from December 1998 to November 2004

Robert L. Bryant (55) Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer of the Corporation since February 2005; Executive Vice President and Chief Operating Officer of the Bank since December 2004; Senior Vice President and Chief Operating Officer of the Bank from May 2004 to November 2004; President of Renaissance Resources, a business consulting practice located in Richmond, Virginia, from 1996 to 2004

Bryan E. McKernon (49)	President and Chief Executive Officer of C&F Mortgage since 1995

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the over-the-counter market and is listed for trading on the NASDAQ Global Market of the NASDAQ Stock Market under the symbol “CFFI.” As of March 1, 2006, there were approximately 2,100 shareholders of record. Following are the high and low closing sales prices as reported by the NASDAQ Stock Market, along with the dividends that were paid quarterly in 2005 and 2004. Over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not necessarily represent actual transactions.

	2005			2004
Quarter	High	Low	Dividends	High	Low	Dividends
First	$40.20	$36.12	$0.24	$43.71	$36.91	$0.22
Second	40.44	34.81	0.24	41.91	32.75	0.22
Third	41.00	34.92	0.25	40.50	33.29	0.22
Fourth	40.15	37.02	0.27	40.35	37.16	0.24

Issuer Purchases of Equity Securities

For the Quarter Ended December 31, 2005

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
October 1-31, 2005	—	$—	—	—
November 1-30, 2005	—	—	—	156,783
December 1-31, 2005	100	37.27	100	156,683

Total	100	$37.27	100

[1]	On November 4, 2005, the Corporation’s board of directors authorized the repurchase of up to 5 percent of the Corporation’s common stock (approximately 156,783 shares) over the twelve months ending November 3, 2006. The stock will be purchased in the open market and/or by privately negotiated transactions, as management and the board of directors deems prudent.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share amounts)	2005	2004	2003	2002	2001
Selected Year-End Balances:
Total assets	$671,957	$609,122	$573,546	$551,922	$404,076
Total capital	60,086	69,899	65,384	56,233	44,743
Total loans (net)	465,039	394,471	350,170	328,634	246,112
Total deposits	495,438	447,134	427,635	383,533	323,912

Summary of Operations:
Interest income	$48,770	$40,843	$38,671	$30,620	$28,234
Interest expense	11,997	7,549	8,828	9,184	11,984

Net interest income	36,773	33,294	29,843	21,436	16,250
Provision for loan losses	5,520	4,026	3,167	1,141	400

Net interest income after provision for loan losses	31,253	29,268	26,676	20,295	15,850
Noninterest income	27,584	24,689	29,318	21,453	17,421
Noninterest expenses	41,868	37,753	36,748	27,846	21,964

Income before taxes	16,969	16,204	19,246	13,902	11,307
Income tax expense	5,181	5,006	6,327	4,137	3,318

Net income	$11,788	$11,198	$12,919	$9,765	$7,989

Per share:
Earnings per common share—basic	$3.49	$3.14	$3.58	$2.73	$2.25
Earnings per common share—assuming dilution	3.36	3.00	3.42	2.67	2.23
Dividends	1.00	.90	.72	.62	.58

Weighted average number of shares—assuming dilution	3,507,912	3,729,128	3,781,843	3,652,668	3,587,307

Significant Ratios:
Return on average assets	1.82%	1.91%	2.35%	2.19%	2.09%
Return on average equity	17.70	16.78	21.32	19.62	18.93
Dividend payout ratio	28.33	28.59	20.07	22.80	25.74
Average equity to average assets	10.30	11.38	11.01	11.15	11.05

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires us to make estimates and assumptions. Those accounting policies with the greatest uncertainty and that required our most difficult, subjective or complex judgments affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

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

Goodwill: On January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2005 and determined there was no impairment to be recognized in 2005. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

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

For further information concerning accounting policies, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies.”

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals:

1)	return on average assets (ROA)

2)	return on average equity (ROE)

3)	growth in earnings

In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities:

1)	retail banking

2)	mortgage banking

3)	consumer finance

We also actively manage our capital through:

1)	growth

2)	stock repurchases

3)	dividends

Financial Performance Measures

For the Corporation, net income increased 5.3 percent to $11.8 million in fiscal 2005. Net income per diluted share increased 12.0 percent to $3.36 in the same period. The Corporation’s ROA was 1.82 percent for the year ended December 31, 2005 compared with 1.91 percent for 2004, and its ROE was 17.70 percent for the year ended December 31, 2005 compared with 16.78 percent for 2004. Factors influencing 2005 earnings included rising interest rates, utilization of the Corporation’s liquidity to fund loan demand, strong mortgage loan production, new borrowings to fund the Corporation’s repurchase of common stock and higher operating expenses to support growth. The degree to which these factors impacted each of our business segments varied and is discussed in “Principal Business Activities” below. The improvement in earnings per share relative to the increase in net income for 2005, as well as the increase in the Corporation’s ROE, are attributable to the accretive effect of the tender offer that concluded in the third quarter of 2005 and resulted in the Corporation’s repurchase of approximately 427,000 of its outstanding shares. The decline in ROA resulted from a 10.2 percent increase in average assets, which outpaced the growth in earnings. We have continued to make significant investments in our retail branch network, operations facilities, technology and personnel in order to accommodate our strategic growth initiatives. These investments have increased our operating assets and expenses. However, we expect them to enhance long-term earnings, thus increasing shareholder value.

We expect the following factors to influence the Corporation’s financial performance in 2006:

•	interest rate volatility and the flat interest rate yield curve, which will likely continue to affect demand for home mortgage loans in the Mortgage Banking segment and net interest margin in the Retail Banking and Consumer Finance segments;

•	general economic trends in our markets, which can affect the quality of the loan portfolios in the Retail Banking and Consumer Finance segments;

•	the ability to maintain and expand our loan production at the Mortgage Banking segment by opening or acquiring new production offices;

•	the ability to achieve forecasted deposit and loan growth at the four Retail Banking branches opening in 2006;

•	the extent to which loan demand is affected by the increased competition in each of our business segments;

•	the effectiveness of updated technology at the Consumer Finance segment in enhancing dealer relationships, improving operational efficiencies and expanding capacity for new business in existing and new markets; and

•	our ability to effectively deploy capital generated from operations in expanding our business segments and repurchasing shares under the approved share repurchase program.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: Pretax earnings for the Retail Banking segment were $8.1 million for the year ended December 31, 2005, compared with $7.3 million in 2004. The increase in pretax earnings for the comparative 12-month periods primarily resulted from an increase in both the amount and yield of earning assets. These improvements were offset in part by an increase in operational and administrative expenses to support growth. The Retail Banking segment’s net interest margin has benefited in the short term as variable-rate loans have repriced as short-term interest rates have increased, and deposits have repriced at a more gradual pace. Future earnings of the Retail Banking segment may be negatively impacted by net interest margin compression if the lag in deposit repricing begins to diminish. The Retail Banking segment continued to expand its facilities throughout 2005 with (1) the completion of its new operations center, (2) the acquisition of two branch buildings in the Richmond area, which we expect to open in the second quarter of 2006 and (3) the ongoing construction of two new branches in the Peninsula region. We opened one of the Peninsula branches in Hampton, Virginia in February 2006 and expect to open the second branch in the second quarter of 2006. This growth will increase operating expenses, but over time we expect it to contribute to the Corporation’s profitability, improve efficiency and enhance customer service.

Mortgage Banking: Pretax earnings for the Mortgage Banking segment were $5.1 million for the year ended December 31, 2005, compared with $4.7 million in 2004. The increase in earnings resulted from a 19.5 percent increase in the volume of loans sold during 2005, while gains on sales of loans increased only 9.8 percent as profit margins on loans sold declined due to changing product mix and more competitive pricing. For 2005, loan originations at C&F Mortgage for refinancings increased slightly to $350 million from $319 million in 2004. Loans originated for new and resale home purchases increased to $709 million in 2005 from $593 million in 2004. We expect that future earnings for the Mortgage Banking segment will be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings. We plan to continue to expand in new and existing markets that provide the potential for increased loan production.

Consumer Finance: Pretax earnings for the Consumer Finance segment, which consists solely of C&F Finance, totaled $3.7 million for the year ended December 31, 2005, compared with pre-tax earnings of $3.8 million in 2004. The slight decrease in 2005 was attributable to net interest margin compression resulting from increased variable-rate borrowings in a rising interest rate environment, a higher provision for loan losses attributable to loan growth and higher operating expenses to support growth and technology investment, offset in large part by average loan growth of 19.8 percent. During 2005, the Consumer Finance segment completed its conversion to a new loan system, as well as the consolidation and relocation of its operations center to a new location in Richmond, Virginia. Also during 2005, C&F Finance changed third-party lenders for its secured revolving line of credit with financing terms that substantially increase the line of credit over time and provide for a rate reduction from the prior terms, as well as lower administration fees. We believe that with these improvements, we have established a platform with the capacity to support current operations and future growth, which will enhance long-term earnings. Future earnings at the Consumer Finance segment will be further impacted by economic conditions including, but not limited to, the employment market, interest rate levels and the resale market for used automobiles.

Capital Management

During 2005, total assets grew by 10.3 percent. In addition, we completed the repurchase of approximately 427,000 shares of the Corporation’s common stock for $17.6 million. The share repurchase is accretive to earnings per share and ROE. Dividends for 2005 were $1.00 per share versus 90 cents per share in 2004, as we increased our quarterly dividend per share by 12.5 percent during 2005. In 2006, we will continue to employ such capital management strategies as evidenced by the Corporation’s board of directors’ approval on November 4, 2005 of the repurchase of up to an additional 5 percent of the Corporation’s common stock (approximately 156,783 shares) over the twelve months ending November 3, 2006.

RESULTS OF OPERATIONS

NET INTEREST INCOME

TABLE 1: Average Balances, Income and Expense, Yields and Rates

The following table shows the average balance sheets for each of the years ended December 31, 2005, 2004 and 2003. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield if income taxes were paid using the federal corporate income tax rate of 35 percent in all three years presented).

	2005			2004			2003
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$12,989	$527	4.06%	$16,211	$484	2.99%	$8,354	$218	2.61%
Tax-exempt	56,092	4,020	7.17	54,532	4,058	7.44	49,941	3,899	7.81

Total securities	69,081	4,547	6.58	70,743	4,542	6.42	58,295	4,117	7.06
Loans, net (1)	507,447	45,118	8.89	424,052	37,009	8.73	422,237	35,590	8.43
Interest-bearing deposits in other banks	17,168	523	3.05	43,564	527	1.21	26,221	253	0.96

Total earning assets	593,696	50,188	8.45%	538,359	42,078	7.82%	506,753	39,960	7.89%
Allowance for loan losses	(12,213)			(9,675)			(7,482)
Total non-earning assets	65,107			57,890			51,208

Total assets	$646,590			$586,574			$550,479

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$81,885	732	0.89%	$80,055	495	0.62%	$72,366	622	0.86%
Money market deposit accounts	49,909	708	1.42	42,797	329	0.77	39,443	462	1.17
Savings accounts	54,656	388	0.71	55,856	328	0.59	51,624	428	0.83
Certificates of deposit, $100 thousand or more	63,432	1,717	2.71	56,480	1,086	1.92	47,741	1,118	2.34
Other certificates of deposit	136,779	3,735	2.73	127,923	2,751	2.15	131,646	3,482	2.64

Total time and savings deposits	386,661	7,280	1.88	363,111	4,989	1.37	342,820	6,112	1.78

Borrowings	101,355	4,717	4.65	74,011	2,560	3.46	75,342	2,733	3.63

Total interest-bearing liabilities	488,016	11,997	2.46%	437,122	7,549	1.73%	418,162	8,845	2.12%

Demand deposits	76,172			69,281			54,920
Other liabilities	15,808			13,432			16,805

Total liabilities	579,996			519,835			489,887
Shareholders’ equity	66,594			66,739			60,592

Total liabilities and shareholders’ equity	$646,590			$586,574			$550,479

Net interest income		$38,191			$34,529			$31,115

Interest rate spread			5.99%			6.09%			5.77%

Interest expense to average earning assets			2.02%			1.40%			1.75%

Net interest margin			6.43%			6.41%			6.14%

(1)	For purposes of yield, interest rate spread and net interest margin calculations, interest income in 2004 excluded $221 of interest previously recognized as principal curtailments on loans removed from nonaccrual status in 2004.

TABLE 2: Rate-Volume Recap

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in the components of net interest income on a taxable equivalent basis. We calculated the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	2005 from 2004			2004 from 2003
	Increase(Decrease) Due to		Total Increase (Decrease)	Increase(Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume		Rate	Volume
Interest income:
Loans	$706	$7,403	$8,109	$1,265	$154	$1,419
Securities:
Taxable	152	(109)	43	35	231	266
Tax-exempt	(151)	113	(38)	(188)	347	159
Interest-bearing deposits in other banks and fed funds	454	(458)	(4)	76	198	274

Total interest income	1,161	6,949	8,110	1,188	930	2,118

Interest expense:
Time and savings deposits:
Interest-bearing deposits	225	12	237	(188)	61	(127)
Money market deposit accounts	317	62	379	(164)	31	(133)
Savings accounts	66	(6)	60	(133)	33	(100)
Certificates of deposit, $100M or more	486	145	631	(218)	186	(32)
Other certificates of deposit	786	198	984	(635)	(96)	(731)

Total time and savings deposits	1,880	411	2,291	(1,338)	215	(1,123)
Other borrowings	1,042	1,115	2,157	(168)	(5)	(173)

Total interest expense	2,922	1,526	4,448	(1,506)	210	(1,296)

Change in net interest income	$(1,761)	$5,423	$3,662	$2,694	$720	$3,414

2005 Compared to 2004

Net interest income, on a taxable equivalent basis, for the year ended December 31, 2005 was $38.2 million compared to $34.5 million for 2004. The higher net interest income resulted primarily from an increase of 10.3 percent in the average balance of interest-earning assets and a minimal increase in net interest margin to 6.43 percent in 2005 from 6.41 percent in 2004. The slight increase in the net interest margin was a result of a 63 basis point increase in yield on interest-earning assets that was offset in part by a 73 basis point increase in the rate on interest-bearing liabilities.

All of the Corporation’s principal business segments experienced loan growth during 2005. Average loans increased $53.7 million in the Retail Banking segment, $17.2 million in the Consumer Finance segment and $12.5 million in the Mortgage Banking segment. The increase in loans in the Retail Banking segment was mainly attributable to loan production in the Virginia Peninsula market and residential construction loan growth. The increase in loans held for sale at the Mortgage Banking segment resulted from higher production volume. The increase in loans at the Consumer Finance segment was mainly attributable to overall growth at existing locations. The yield on loans held for investment and loans held for sale increased as a result of a general increase in interest rates since mid-2004.

Average securities available for sale decreased slightly during 2005; however, their average yield increased by 16 basis points. The decline in the average balance resulted from the utilization of proceeds from maturities and calls to fund the increase in loan demand. The yield increase was the result of a change in the mix of investments. The percentage of shorter-term, lower-yielding investments decreased in 2005 as compared to 2004.

Average interest earning deposits at other banks, primarily the FHLB, decreased $26.4 million during 2005; however, their average yield increased 184 basis points. The decline in the average balance resulted from the liquidation of these low-yielding deposits to fund the increase in loan demand. The yield increase reflected the increase in short-term interest rates beginning in mid-2004.

Although average interest-bearing deposits increased $23.6 million during 2005, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 51 basis points during 2005 due to an increase in short-term interest rates. Generally, deposit interest rate increases lag behind the increase in loan interest rates. Although short-term interest rates increased 200 basis points in 2005, deposits will reprice more gradually as existing certificates of deposit mature in future periods.

Average borrowings increased $27.3 million during 2005. This was a result of an increase in borrowings from a third-party lender to fund the increase in loans at the Consumer Finance segment and an increase in short-term advances from the FHLB to fund the increase in loan production at the Mortgage Banking segment. Borrowings increased further as a result of a line of credit from a third-party lender and the issuance of trust preferred capital securities to fund the Corporation’s repurchase of 427,186 shares of its common stock in the third quarter of 2005. All of these borrowings are indexed to short-term interest rates and reprice as short-term interest rates change. Accordingly, the average cost of borrowings increased 119 basis points during 2005.

The net interest margin has benefited in the short term as variable-rate loans have repriced as short-term interest rates have increased. However, we expect that some degree of net interest margin compression will occur in 2006 as the favorable impact of the deposit repricing lag lessens in the longer term and the cost of borrowings continues to increase.

2004 Compared to 2003

Net interest income, on a taxable equivalent basis, for the year ended December 31, 2004 was $34.5 million, an increase of $3.4 million, or 11.0 percent, from $31.1 million for the comparable period in 2003. The higher net interest income resulted from (1) an increase of 6.2 percent in the average balance of interest-earning assets and (2) an increase in the net interest margin to 6.41 percent in 2004 from 6.14 percent in 2003. The increase in the net interest margin was a result of a 39 basis point decline in the rates paid on interest-bearing liabilities offset in part by a 7 basis point decline in the yield on interest-earning assets.

Average loans outstanding remained relatively flat during 2004, while the yield increased 30 basis points to 8.73 percent. A $28.3 million increase in loans held for investment was offset by a $26.5 million decrease in the average loans held for sale. The increase in average loans held for investment resulted from an increase in loans at the Retail Banking and Consumer Finance segments. The increase in loans at the Retail Banking segment was mainly attributable to loan production in the Virginia Peninsula market. The increase in the Consumer Finance segment was mainly attributable to serving new markets, in addition to overall growth at existing locations. The decrease in average loans held for sale was a result of decreased production caused by increasing mortgage interest rates beginning in the third quarter of 2003. The yield on loans held for investment at the Retail Banking segment and the Consumer Finance segment increased 15 basis points and 79 basis points, respectively. These increases were impacted by the 125 basis point increase in the prime rate during the second half of 2004. The yield on loans held for sale remained relatively flat. This was mainly a result of the shift in originations to lower-yielding adjustable-rate mortgages versus fixed-rate products.

Average securities available for sale increased $12.5 million during 2004, and the average yield on these securities declined by 64 basis points. The decline in the taxable-equivalent yields resulted from (1) the maturities and calls of higher-yielding securities during 2003 and 2004 and (2) the reinvestment of proceeds in lower-yielding securities as a result of the lower interest rate environment in the first half of 2004.

Average interest earning deposits at other banks, primarily the FHLB, increased $17.3 million and their average yield increased by 25 basis points as a result of the increase in short-term interest rates during the second half of 2004. The increase in average interest earning deposits at other banks reflected (1) deposit growth and (2) the decrease in average loans held for sale, which resulted in excess funds in lower-yielding accounts.

The decrease in the rates paid on interest-bearing liabilities was primarily a result of a 41 basis point decrease in the cost of deposits during 2004. This was a result of (1) the falling interest rate environment in prior periods and (2) an increase in the average balance of lower cost deposit accounts, such as interest checking, money market and savings accounts. The increase in lower cost interest checking, money market and savings deposits was a result of the Bank’s efforts to attract these deposits through product offerings and an emphasis on obtaining transactional deposit accounts. Although interest rates increased in the second half of 2004, deposits repriced more gradually as existing certificates of deposit mature in future periods.

The decrease in the rate on other borrowings in 2004 resulted from (1) a lower LIBOR-based rate on C&F Finance’s line of credit with an unrelated third party and (2) the repayment of $8.0 million in debt that carried interest rates of 6 percent to 8 percent and that was associated with the acquisition of C&F Finance.

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2005
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$18,193	$—	$1	$18,194
Service charges on deposit accounts	2,812	—	—	—	2,812
Other service charges and fees	1,054	3,509	232	—	4,795
Gains on calls of available for sale securities	105	—	—	—	105
Other income	371	210	185	912	1,678

Total noninterest income	$4,342	$21,912	$417	$913	$27,584

	Year Ended December 31, 2004
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$16,572	$—	$3	$16,575
Service charges on deposit accounts	2,699	—	—	—	2,699
Other service charges and fees	857	3,208	—	—	4,065
Gains on calls of available for sale securities	69	—	—	—	69
Other income	154	18	71	1,038	1,281

Total noninterest income	$3,779	$19,798	$71	$1,041	$24,689

	Year Ended December 31, 2003
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$20,584	$—	$—	$20,584
Service charges on deposit accounts	2,274	—	—	—	2,274
Other service charges and fees	727	3,761	—	—	4,488
Gains on calls of available for sale securities	412	—	—	—	412
Other income	138	80	41	1,301	1,560

Total noninterest income	$3,551	$24,425	$41	$1,301	$29,318

2005 Compared to 2004

Total noninterest income increased $2.9 million, or 11.7 percent, to $27.6 million for the year ended December 31, 2005. The increase in 2005 was attributable to (1) higher service charges and fees on deposit accounts at the Retail Banking segment resulting from deposit account growth, higher gains on calls of securities and a gain on the sale of land located adjacent to one of the Bank branches, (2) higher gains on sales of loans and other service charges at the Mortgage Banking segment resulting from an increase in the volume of loans closed and sold and (3) higher income at the Consumer Finance segment resulting from fees generated from loan originations.

2004 Compared to 2003

Total noninterest income decreased $4.6 million, or 15.8 percent, to $24.7 million for the year ended December 31, 2004. The decrease in 2004 was mainly attributable to decreases at the Mortgage Banking segment in (1) gains on sales of loans and (2) other service charges and fees resulting from decreases in the volume of loans closed and sold. The decline in volume at the Mortgage Banking segment also contributed to lower title insurance revenue, which is included in other income. In addition, gains on calls of available for sale securities at the Retail Banking segment decreased as a result of fewer calls in 2004. These decreases were offset in part by higher service charge income resulting from deposit account growth.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2005
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$11,368	$13,457	$2,766	$686	$28,277
Occupancy expense	2,292	1,356	198	25	3,871
Other expenses	4,303	3,656	1,601	160	9,720

Total noninterest expense	$17,963	$18,469	$4,565	$871	$41,868

	Year Ended December 31, 2004
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$9,982	$12,624	$2,162	$465	$25,233
Occupancy expense	2,144	1,167	220	25	3,556
Other expenses	3,662	3,066	2,077	159	8,964

Total noninterest expense	$15,788	$16,857	$4,459	$649	$37,753

	Year Ended December 31, 2003
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$8,589	$13,361	$1,860	$600	$24,410
Occupancy expense	2,263	1,006	156	28	3,453
Other expenses	3,616	3,363	1,700	206	8,885

Total noninterest expense	$14,468	$17,730	$3,716	$834	$36,748

2005 Compared to 2004

Total noninterest expense increased $4.1 million, or 10.9 percent, to $41.9 million for the year ended December 31, 2005. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expenses that were primarily attributable to higher personnel and operating expenses to support growth in both segments and technology enhancements at the Consumer Finance segment. Start-up costs associated with the Bank’s expansion efforts continued throughout 2005 with the ongoing construction of two new retail branches on the Virginia Peninsula, the acquisition of two retail branch buildings in the Richmond area and the relocation of the Bank’s operations departments to a new facility in the fourth quarter of 2005. In addition, the Consumer Finance segment relocated its loan and administrative functions and staff to a new facility owned by the Bank in the third quarter of 2005. The Retail Banking segment will continue to incur additional expenses associated with its new facilities throughout 2006. An increase in noninterest expenses for the Mortgage Banking segment reflected higher production-based compensation and operating expenses due to an increase in production.

2004 Compared to 2003

Total noninterest expense increased $1.0 million, or 2.7 percent, to $37.8 million for the year ended December 31, 2004. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expenses that were primarily attributable to higher personnel and operating expenses to support growth at both segments and technology enhancements at the Consumer Finance segment. The Retail Banking segment opened a branch in Mechanicsville, Virginia at the end of 2003 and a branch in Newport News, Virginia in January 2004. The

Consumer Finance segment continued to invest in both technology and people to create efficiencies and serve new markets. During 2004, we hired additional personnel to begin serving that segment’s Northern Virginia and Nashville, Tennessee markets. A decrease in noninterest expenses for the Mortgage Banking segment resulted from lower production-based compensation and operating expenses.

INCOME TAXES

Applicable income taxes on 2005 earnings amounted to $5.2 million, resulting in an effective tax rate of 30.5 percent, compared with $5.0 million, or 30.9 percent, in 2004 and $6.3 million, or 32.9 percent, in 2003. There was minimal change in the effective tax rate for 2005 compared to 2004. The benefit of tax credits associated with the Bank’s investment in a low-income housing equity fund was offset in part by higher earnings at the Mortgage Banking segment. The decrease in the effective tax rate for 2004 resulted from a higher proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions. The change in the composition of earnings mainly reflected the lower earnings at the Mortgage Banking segment in 2004.

ASSET QUALITY

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Allowance, beginning of period	$11,144	$8,657	$6,722	$3,684	$3,609
Provision for loan losses:
Retail Banking and Mortgage Banking	400	200	525	500	400
Consumer Finance	5,120	3,826	2,642	641	—

Total provision for loan losses	5,520	4,026	3,167	1,141	400
Loans charged off:
Real estate—construction	—	—	—	—	32
Commercial, financial and agricultural	20	7	15	161	126
Consumer	227	96	86	326	192
Consumer Finance	4,738	2,592	1,844	573	—

Total loans charged off	4,985	2,695	1,945	1,060	350
Recoveries of loans previously charged off:
Commercial, financial and agricultural	49	68	34	47	—
Consumer	57	39	33	21	25
Consumer Finance	1,279	1,049	646	196	—

Total recoveries	1,385	1,156	713	264	25

Net loans charged off	3,600	1,539	1,232	796	325
Acquisition of C&F Finance Company	—	—	—	2,693	—

Allowance, end of period	$13,064	$11,144	$8,657	$6,722	$3,684

Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	3.33%	1.78%	1.60%	1.65%	—%

Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	.03	—	.01	.13	.11

During 2005, the provision for loan losses was $400,000 at the combined Retail and Mortgage Banking segments. This provision resulted primarily from the impact of loan growth, rather than any deterioration in asset quality. We believe that the current level of the allowance for loan losses at the combined Retail and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of C&F Finance, accounted for the majority of the activity in the allowance for loan losses during 2005. In addition to maintaining the allowance for loan losses, C&F Finance has retained dealer bad debt reserves that were established at the time certain loans were made and are specific to each individual dealer. These dealer bad debt reserves are contractual relationships that provide for loan losses to be first charged against them to the extent that an individual dealer has a remaining dealer bad debt reserve. Dealer bad debt reserves are a liability of C&F Finance and payable to individual dealers upon the termination of the relationship with C&F Finance and the payment of outstanding loans associated with a specific dealer. In order to conform its dealer agreements to standard industry practices, C&F Finance ceased originating loans with a dealer bad debt reserve provision at January 1, 2004. However, existing dealer reserves at December 31, 2003 were retained to absorb future losses for each specific dealer. The provision for loan losses and the corresponding allowance for loan losses at the Consumer Finance segment will increase in future periods as dealer bad debt reserves are reduced by virtue of loan charge-offs or balance pay-offs to dealers. The following table summarizes the dealer bad debt reserves activity:

(Dollars in thousands)	Year Ended December 31,
	2005	2004	2003
Dealer bad debt reserves at the beginning of year	$1,076	$2,119	$2,071
Reserve holdback at loan origination	—	—	2,235
Loans charged off	(439)	(1,105)	(2,412)
Recoveries of loans previously charged off	—	62	225

Dealer bad debt reserves at the end of year	$637	$1,076	$2,119

The increase in net charge-offs and the provision for loan losses at the Consumer Finance segment resulted from loan growth, an overall increase in charge-offs throughout the industry and a decrease in loan losses charged to the dealer bad debt reserves. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible.

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

In conjunction with the methodology described above, we consider the following risk elements that are inherent in the loan portfolio:

•	Residential real estate loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•	Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a Bank loan customer, is unable to finish the construction project as planned because of financial pressure unrelated to the project.

•	Commercial real estate loans may carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•	Commercial business loans carry risks associated with the successful operation of a business, which is usually the source of loan repayment, and the value of the collateral, which may depreciate over time and cannot be appraised with as much precision as real estate.

•	Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Loss Allowance Methodology – Consumer Finance. The Consumer Finance segment’s loans consist of non-prime automobile loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers who are unable to meet the credit standards imposed by most traditional automobile financing sources and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between delinquency and repossession. Therefore, the loan loss allowance review process generally focuses on the rates of delinquencies, defaults, repossessions and losses. Allowance factors also include an analysis of charge-off history and our judgment based on the overall analysis of the lending environment.

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	2005	2004	2003	2002	2001
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$402	$337	$615	$573	$619
Real estate—construction	202	129	112	107	263
Commercial, financial and agricultural[1]	3,776	3,736	3,175	2,670	2,203
Equity lines	124	92	98	94	113
Consumer	214	166	256	287	290
Consumer finance	8,346	6,684	4,401	2,957	—

Unallocated	—	—	—	34	196

Balance, December 31	$13,064	$11,144	$8,657	$6,722	$3,684

Ratio of loans to total year-end loans:
Real estate—residential mortgage	20%	21%	22%	23%	32%
Real estate—construction	4	3	3	3	4
Commercial, financial and agricultural[1]	45	46	46	47	55
Equity lines	5	5	4	4	4
Consumer	2	2	3	3	5
Consumer finance	24	23	22	20	—

	100%	100%	100%	100%	100%

[1]	Includes loans secured by real estate

Nonperforming Assets

Table 7 summarizes nonperforming assets for the past five years.

TABLE 7: Nonperforming Assets

Retail and Mortgage Banking

(Dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$4,083	$4,336	$1,993	$1,656	$1,026
Real estate owned	—	—	8	703	—

Total nonperforming assets	$4,083	$4,336	$2,001	$2,359	$1,026

Accruing loans past due for 90 days or more	$3,826	$1,580	$1,092	$69	$913

Allowance for loan losses	$4,718	$4,460	$4,256	$3,765	$3,684

Nonperforming assets to total loans* and real estate owned	1.11%	1.39%	.72%	.88%	.41%
Allowance for loan losses to total loans* and real estate owned	1.29	1.43	1.52	1.40	1.47
Allowance for loan losses to nonperforming assets	115.56	102.88	212.69	159.60	359.06

*	Total loans above does not include consumer finance loans at C&F Finance, which are shown directly below.

Consumer Finance

(Dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$1,819	$1,330	$1,149	$688	$—

Accruing loans past due for 90 days or more	26	481	233	293	—

Allowance for loan losses	8,346	6,684	4,401	2,957	—

Dealer bad debt reserves	637	1,076	2,119	2,071	—

Nonaccrual consumer finance loans to total consumer finance loans	1.64%	1.42%	1.44%	1.02%	—

Allowance for loan losses to total consumer finance loans	7.51%	7.15%	5.52%	4.40%	—

Dealer bad debt reserves to total consumer finance loans	.57	1.15	2.66	3.08	—

As shown in Table 7, the nonperforming assets of the combined Retail and Mortgage Banking segments decreased to $4.1 million as of December 31, 2005, compared with $4.3 million at December 31, 2004, while accruing loans past due for 90 days or more increased from $1.6 million at December 31, 2004 to $3.8 million at December 31, 2005. The most significant component of nonaccrual and 90-day delinquent accruing loans in both years was one commercial relationship, which is considered impaired and for which we have recorded a specific reserve of $865,000 at December 31, 2005. The underlying collateral for this relationship is expected to be sold at auction by mid-2006. We are closely monitoring this relationship and believe allocated reserves are adequate to cover any potential losses. We believe that the current allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

Total nonaccrual loans and accruing loans past due for 90 days or more of the Consumer Finance segment as a percentage of total consumer finance loans decreased from 1.94 percent at December 31, 2004 to 1.66 percent at December 31, 2005. The ratio of dealer bad debt reserves to total consumer finance loans declined 58 basis points since December 31, 2004. As previously mentioned, C&F Finance no longer originates loans with a dealer bad debt reserve provision. The decline in the dealer bad debt reserves was offset in part by a higher provision for loan losses that resulted in an increase in the ratio of the allowance for loans losses to total consumer finance loans from 7.15 percent at December 31, 2004 to 7.51 percent at December 31, 2005.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase at the Consumer Finance segment. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because C&F Finance focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria and collection methods employed by C&F Finance, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. However, we believe that the current allowance for loan losses is adequate to absorb any losses on existing Consumer Finance segment loans that may become uncollectible.

We generally place loans at the Retail Banking, Mortgage Banking and Consumer Finance segments on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if we determine we have adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. We would have recorded additional gross interest income of $270,000 for 2005, $202,000 for 2004 and $154,000 for 2003 if nonaccrual loans had been current throughout these periods. Interest received on nonaccrual loans was $193,000 in 2005, $55,000 in 2004 and $32,000 in 2003.

At the Consumer Finance segment, automobiles securing the loans are generally repossessed after a loan becomes more than 60 days delinquent. Repossessions are handled by independent repossession firms engaged by C&F Finance and must be approved by a collections officer. After the prescribed waiting period, the repossessed automobile is sold by a third-party auctioneer. We credit the proceeds from the sale of the automobile, and any other recoveries, against the balance of the loan. Proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the loan, and the resulting deficiency is charged off. The charge-off represents the difference between the actual net sale proceeds and the amount of the delinquent loan. C&F Finance pursues collection of deficiencies when it deems such action to be appropriate.

We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collectibility of all amounts due. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. At December 31, the balances of impaired loans were $4.2 million for 2005 and $4.3 million for 2004 for which a specific valuation allowance of $865,000 at December 31, 2005 and $965,000 at December 31, 2004 was established. The average balance of impaired loans was $4.2 million for 2005 and $3.5 million for 2004. We believe that allocated reserves are adequate to cover any potential losses.

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

At December 31, 2005, the Corporation had total assets of $672.0 million, up 10.3 percent over the previous year-end. In 2004, total assets increased 6.2 percent over year-end 2003. Asset growth in 2005 was principally a result of increases in loans held for investment and corporate premises. These increases were offset in part by declines in interest-bearing deposits in other banks, securities available for sale and loans held for sale. Growth in loan demand was funded by reducing the amount the Corporation placed in lower-yielding overnight funds, utilizing proceeds from calls and maturities of investment securities, deposit growth and additional borrowings. The increase in premises resulted from construction during 2005 of the Bank’s new operations center and its two new Virginia Peninsula branches, as well as the acquisition of two new branch buildings in the Richmond, Virginia area and a new operations center for the Consumer Finance segment. Asset growth in 2004 was principally a result of increases in loans held for sale and loans held for investment.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with loans sold to third-party investors. At December 31, 2005, the Corporation’s loans held for investment in all categories totaled $478.1 million and loans held for sale totaled $39.7 million.

Tables 8 and 9 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 8: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Real estate—residential mortgage	$96,423	$85,080	$77,878	$75,684	$80,977
Real estate—construction	20,222	13,315	9,591	8,572	8,819
Commercial, financial, and agricultural[1]	216,081	185,646	167,207	158,350	137,374
Equity lines	24,662	18,490	13,044	12,181	11,284
Consumer	9,574	9,620	11,405	13,375	11,342
Consumer finance	111,141	93,464	79,702	67,194	—

Total loans	478,103	405,615	358,827	335,356	249,796
Less allowance for loan losses	(13,064)	(11,144)	(8,657)	(6,722)	(3,684)

Total loans, net	$465,039	$394,471	$350,170	$328,634	$246,112

[1]	Includes loans secured by real estate

TABLE 9: Maturity/Repricing Schedule of Loans

	December 31, 2005
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$81,408	$3,452
1 to 5 years	29,680	—
After 5 years	1,981	—
Fixed Rate:
Within 1 year	40,134	16,770
1 to 5 years	39,068	—
After 5 years	23,810	—

The increase in loans held for investment occurred predominantly in (1) the variable-rate categories of real estate-construction loans, commercial loans and equity lines of credit and (2) the fixed-rate category of consumer loans at C&F Finance. Typically, growth in the variable-rate categories will favorably impact net interest margin in a rising rate environment. There was also growth in fixed-rate consumer loans at C&F Finance, which are funded by variable-rate borrowings; therefore, net interest margin will be negatively impacted in a rising interest rate environment.

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

Residential Mortgage Lending – Held for Sale

The Mortgage Banking segment’s guidelines for underwriting conventional conforming loans comply with the underwriting criteria established by Fannie Mae and/or Freddie Mac. The guidelines for non-conforming conventional loans are based on the requirements of private investors and information provided by third-party investors. The guidelines used by C&F Mortgage to originate FHA-insured and VA-guaranteed loans comply with the criteria established by HUD and the VA. The conventional loans that C&F Mortgage originates or purchases that have loan-to-value ratios greater than 80 percent at origination are generally insured by private mortgage insurance. The borrower pays the cost of the insurance.

Residential Mortgage Lending – Held for Investment

The Retail Banking segment originates residential mortgage loans secured by properties located in its primary market area in southeastern and central Virginia. The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate loans. Such loans include 10 and 15 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 20, 25 and 30 years but subject to call after five years at the option of the Bank.

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

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for the Bank’s typical construction loan ranges from nine months to 15 months for the construction of an individual residence and from 15 months to a maximum of three years for larger residential or commercial projects. The Bank does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The interest rates on the Bank’s construction loans are fixed and variable. The Bank does not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, the Bank limits the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80 percent of the property’s fair market value, or 85 percent of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project conducted by an appraiser acceptable to the Bank. For larger projects where unit absorption or leasing is a concern, the Bank may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Bank than residential mortgage loans. The Bank attempts to minimize such risks (1) by making construction loans in accordance with the Bank’s underwriting standards and to established customers in its primary market area and (2) by monitoring the quality, progress and cost of construction. Generally, the maximum loan-to-value ratio established by the Bank for non-residential projects and multi-unit residential projects is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis.

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

In recent years, the Bank has structured some of its commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and the Bank’s assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, the Bank usually offers a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to 25 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. We believe that shorter maturities for commercial real estate loans are necessary to give the Bank some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide the Bank with an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with the Bank’s asset and liability management strategies.

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

The Bank underwrites and processes land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For land acquisition and development loans, the Bank uses a lower loan-to-value ratio, which is a maximum of 65 percent for raw land, 75 percent for land development and improved lots and 80 percent of the discounted appraised value of the property as determined in accordance with the Bank’s appraisal policies for developed lots for single-family or townhouse construction. The Bank can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more unconditional personal guarantees. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Bank carefully evaluates the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

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

Home Equity and Second Mortgage Lending

The Bank offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at the prime lending rate plus a spread. Second mortgage loans are offered with fixed and adjustable rates. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans. Second mortgage loans are granted for a fixed period of time, usually between five and 20 years, and home equity lines of credit are made on an open-end, revolving basis. Home equity loans, second mortgage loans and other consumer loans secured by a personal residence generally do not present as much risk to the Bank as other types of consumer loans. In 2004, the Bank began purchasing home equity lines of credit and second mortgage loans originated by C&F Mortgage. These loans must satisfy the Bank’s underwriting criteria, including loan-to-value and credit score guidelines.

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

Automobile Sales Finance

C&F Finance has an extensive automobile dealer network through which it originates automobile loans through its branch offices. Branch personnel have a specific credit authority based upon their experience and historical loan portfolio results, as well as established underwriting criteria. Although the credit approval process is decentralized, C&F Finance’s application processing system includes controls designed to ensure that credit decisions comply with its underwriting policies and procedures.

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

	December 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$6,118	9%	$10,722	15%
Mortgage-backed securities	2,562	4	3,067	4
Obligations of states and political subdivisions	52,524	81	53,671	74

Total debt securities	61,204	94	67,460	93
Preferred stock	4,097	6	5,327	7

Total available for sale securities	$65,301	100%	$72,787	100%

At year-end 2005, the total fair value of securities was $65.3 million, down 10.3 percent from $72.8 at year-end 2004. This decline resulted from utilizing proceeds from maturities and calls of investment securities to fund loan growth. At year-end 2004, the total fair value of securities was $72.8 million, down 29.4 percent from $103.1 million at year-end 2003. The decrease in 2004 reflected the January 2004 maturation of the Bank’s investment in short-term securities of U.S. Government agencies and corporations.

Table 10 presents additional information pertaining to the composition of the securities portfolio by contractual maturity.

TABLE 10: Maturity of Securities

	Year Ended December 31,
	2005		2004		2003
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$—	—%	$6,508	3.12%	$39,987	1.00%
Maturing after 1 year, but within 5 years	2,740	4.25	2,244	3.44	5,620	2.94
Maturing after 5 years, but within 10 years	3,495	5.01	1,994	4.60	1,498	3.82

Total U.S. government agencies and corporations	6,235	4.68	10,746	3.46	47,105	1.32

Mortgage backed securities:
Maturing within 1 year	348	5.91	—	—	—	—
Maturing after 1 year, but within 5 years	2,240	4.70	3,039	4.87	1,725	4.51

Total mortgage backed securities	2,588	4.86	3,039	4.87	1,725	4.51

States and municipals:[1]
Maturing within 1 year	1,103	4.85	732	7.96	620	8.70
Maturing after 1 year, but within 5 years	11,192	6.03	6,654	6.29	5,975	7.60
Maturing after 5 years, but within 10 years	22,592	6.92	21,744	7.00	18,328	7.27
Maturing after 10 years	16,242	6.64	21,935	6.77	20,660	6.95

Total states and municipals	51,129	6.60	51,065	6.82	45,583	7.18

Total securities:[2]
Maturing within 1 year	1,451	5.10	7,240	3.61	40,607	1.12
Maturing after 1 year, but within 5 years	16,172	5.53	11,937	5.38	13,320	5.26
Maturing after 5 years, but within 10 years	26,087	6.67	23,738	6.80	19,826	7.01
Maturing after 10 years	16,242	6.64	21,935	6.77	20,660	6.95

Total securities	$59,952	6.33%	$64,850	6.18%	$94,413	4.23%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

[2]	Total securities excludes preferred stock at amortized cost of $4.07 million at December 31, 2005; $4.93 million at December 31, 2004 and $5.14 million at December 31, 2003 (estimated fair value of $4.10 million at December 31, 2005; $5.33 million at December 31, 2004 and $5.45 million at December 31, 2003).

DEPOSITS

The Corporation’s predominant source of funds is depository accounts. The Corporation’s deposit base is comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are provided by individuals and businesses located within the communities served.

Total deposits at December 31, 2005 increased $48.3 million, or 10.8 percent, over December 31, 2004. In 2005, the changes by deposit category were (1) a 5.0 percent increase in savings and interest-bearing demand deposits and (2) a 21.3 percent increase in time deposits. The increase in deposits occurred in all of the Bank’s market regions. In particular, the Bank’s newest branches in Newport News and Mechanicsville more than doubled their period-end total deposits in 2005. Total deposits at December 31, 2004 increased $19.5 million, or 4.6 percent, over year-end 2003. Deposit growth in 2004 was attributable to growth in transactional deposit accounts and the opening of the new branch in Mechanicsville, Virginia at the end of 2003.

Table 11 presents the average deposit balances and average rates paid for the years 2005, 2004 and 2003. Table 12 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2005.

TABLE 11: Average Deposits and Rates Paid

	Year Ended December 31,
	2005		2004		2003
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$76,172		$69,281		$54,920

Interest-bearing transaction accounts	81,885	0.89%	80,055	0.62%	72,366	0.86%
Money market deposit accounts	49,909	1.42	42,797	0.77	39,443	1.17
Savings accounts	54,656	0.70	55,856	0.59	51,624	0.83
Certificates of deposit, $100M or more	63,432	2.71	56,480	1.92	47,741	2.34
Other certificates of deposit	136,779	2.74	127,923	2.15	131,646	2.64

Total interest-bearing deposits	386,661	1.88%	363,111	1.37%	342,820	1.78%

Total deposits	$462,833		$432,392		$397,740

TABLE 12: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2005
3 months or less	$15,024
3-6 months	12,194
6-12 months	23,649
Over 12 months	21,705

Total	$72,572

BORROWINGS

In addition to deposits, the Corporation utilizes short-term borrowings from the FHLB to fund its day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, as well as a short-term line of credit with a third-party lender for general corporate purposes. Long-term borrowings consist of advances from the FHLB and advances under a non-recourse revolving bank line of credit. All FHLB advances are secured by a blanket floating lien on all qualifying real estate loans. The bank line of credit is non-recourse and is secured by loans at C&F Finance. In July 2005, C&F Financial Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s repurchase of 427,186 shares of its common stock. (For further information concerning our share repurchase, refer to “Capital Resources” on page 46.) On July 21, 2005, the Trust issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of the Trust is $10.3 million of the Corporation’s junior subordinated debt securities (referred to herein as “trust preferred capital notes”). For further information concerning the Corporation’s borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 7: Borrowings.”

OFF-BALANCE-SHEET ARRANGEMENTS

To meet the financing needs of customers, the Corporation is a party, in the normal course of business, to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, commitments to sell loans and standby letters of credit. These instruments involve elements of credit and interest rate risk in addition to the amount on the balance sheet. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. We use the same credit policies in making these commitments and conditional obligations as we do for on-balance-sheet instruments. We obtain collateral based on our credit assessment of the customer in each circumstance.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $97.9 million at December 31, 2005 and $88.4 million at December 31, 2004.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $9.7 million at December 31, 2005 and $8.2 million at December 31, 2004.

At December 31, 2005, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $42.4 million and loans held for sale of $39.7 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $82.1 million. These commitments to sell loans are designed to eliminate C&F Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. We include recourse considerations in our calculation of the Corporation’s capital adequacy. Payments made under these recourse provisions were $29,000 in 2005, $75,000 in 2004 and $107,000 in 2003. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

LIQUIDITY

The objective of the Corporation’s liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the current components of a solid foundation for the Corporation’s liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, loan payments and payoffs, deposit growth, and the capacity to borrow additional funds.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $69.4 million at December 31, 2005. The Corporation’s funding sources consist of (1) an established federal funds line with a regional correspondent bank that had no outstanding balance under a total line of $14.0 million as of December 31, 2005, (2) an established line with the FHLB that had $15.0 million outstanding under a total line of $117.4 million as of December 31, 2005, (3) a revolving line of credit with a third-party bank that had $63.5 million outstanding under a total line of $85 million as of December 31, 2005 and (4) a revolving line of credit with a third-party bank that had $7.0 million outstanding under a total line of $7.0 million as of December 31, 2005. We have no reason to believe these arrangements will not be renewed at maturity.

Certificates of deposit of $100,000 or more maturing in less than a year totaled $50.9 million at December 31, 2005; certificates of deposit of $100,000 or more maturing in more than one year totaled $21.7 million. The following table presents the Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2005:

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank lines of credit	$70,475	$7,000	$—	$63,475	$—
FHLB advances[1]	15,000	—	—	—	15,000
Trust preferred capital notes	10,310	—	—	—	10,310
Securities sold under agreements to repurchase	6,529	6,529	—	—	—
Operating leases	1,134	669	465	—	—

Total	$103,448	$14,198	$465	$63,475	$25,310

[1]	The FHLB advances include an early conversion option for the FHLB, at its discretion, to convert the existing fixed-rate advances into three-month LIBOR-based floating rate advances. The conversion options for the $15.0 million advances due in more than five years can be exercised in 2007. We can elect to repay the advances on the conversion dates, but may incur a prepayment penalty depending on actions taken by the FHLB with regard to the conversion options.

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

During June and July 2005, the Corporation conducted a tender offer to repurchase up to 180,000 shares of its common stock at a price of $41.00 per share. The initial expiration date of the offer was June 30, 2005. The number of shares tendered by the expiration date far exceeded the 180,000 shares initially authorized. Therefore, the Corporation’s Board of Directors extended the expiration date of its offer until July 22, 2005 and increased the number of shares subject to the offer to up to 450,000 shares. The tender offer expired on July 22, 2005 and 427,186 tendered shares, or 12.07 percent of the Corporation’s common stock outstanding as of December 31, 2004, were accepted on July 27, 2005. The total cost of the share repurchase, including transaction costs, approximated $17.6 million. On November 4, 2005, the Corporation’s board authorized the repurchase of up to an additional 5 percent of the Corporation’s common stock through November 3, 2006. In December 2005, we repurchased 100 shares in an open-market transaction at $37.27 per share under this stock repurchase program. During 2004, we repurchased 89,050 shares of the Corporation’s common stock, in privately negotiated and open market transactions at prices between $35.00 and $41.50. The board of directors authorized these stock repurchases because the Corporation’s capital level exceeded its ongoing operational needs and regulatory requirements. While we will continue to look for opportunities to invest capital in profitable growth, share repurchases are another tool that facilitates improving shareholder return, as measured by ROE and earnings per share.

The Corporation’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier I capital ratio was 11.0 percent at December 31, 2005, compared with 12.1 percent at December 31, 2004. The total capital ratio was 12.2 percent at December 31, 2005, compared with 13.4 percent at December 31, 2004. The leverage ratio was 8.9 percent at December 31, 2005, compared with 9.7 percent at December 31, 2004. These ratios are in excess of the mandated minimum requirements. The decline in these ratios in 2005 resulted from the tender offer previously described. However, a portion of the cost of the share repurchase was funded through the issuance of trust preferred securities, which are treated as Tier 1 capital for regulatory capital adequacy determination purposes.

Shareholders’ equity was $60.1 million at year-end 2005 compared with $69.9 million at year-end 2004. The dividend payout ratio was 28.3 percent in 2005, 28.6 percent in 2004 and 20.1 percent in 2003. During 2005, the Corporation paid dividends of $1.00 per share, up 11.1 percent from 90 cents per share paid in 2004.

We are not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Accounting Pronouncements.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

As the holding company for a commercial bank, the Corporation’s primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately affect the level of both income and expense recorded on a large portion of the Corporation’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. Based on the nature of the Corporation’s operations, it is not subject to foreign currency exchange or commodity price risk. The Retail Banking loan portfolio is concentrated primarily in the Virginia counties of King William, King and Queen, Hanover, Henrico, Chesterfield, Middlesex, New Kent, Charles City, York, James City, and in the Virginia cities of Williamsburg and Newport News and is, therefore, subject to risks associated with these local economies. The Consumer Finance loan portfolio is concentrated primarily in eastern, central, southwest and northern Virginia and portions of Tennessee and Maryland and is, therefore, subject to risks associated with these local economies. As of December 31, 2005, the Corporation does not have any hedging transactions in place such as interest rate swaps or caps.

We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 days to 90 days. The Corporation protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, the Corporation is obligated to sell the loan to the purchaser only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The Corporation’s interest rate management strategy is designed to stabilize net interest income and preserve capital. We manage interest rate risk through the use of a simulation model that measures the sensitivity of projected future net interest income and the net portfolio value to changes in interest rates. In addition, we monitor the Corporation’s interest rate sensitivity through analysis, measuring the terms to maturity or the next repricing date of interest-earning assets and interest-bearing liabilities. The matching of the maturities of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are “interest-rate-sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be “interest-rate-sensitive” within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity “gap” is defined as the difference between the amount of interest-earning assets anticipated, based on certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based on certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets maturing or repricing within a specific time period exceeds the amount of interest-rate-sensitive liabilities maturing or repricing within that same time period. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to result in a decrease in net interest income. In a declining interest rate environment, an institution with a positive gap would generally be expected to experience a greater decrease in the yield on interest-earning assets relative to the cost of its liabilities and thus a decrease in net interest income. An institution with a negative gap would be expected to experience the opposite results in a declining interest rate environment.

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

Table 13 sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, that are subject to repricing or that mature in each of the time periods shown. In addition, loans, securities and borrowings with call or convertible provisions are included in the period in which they may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

TABLE 13: Interest Sensitivity Analysis

	Interest-Sensitive Periods
(Dollars in thousands)	Within 90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
Earning assets:
Loans, net of unearned income	$233,732	$21,986	$180,568	$81,494	$517,780
Securities	4,779	5,751	29,744	25,623	65,897
Other short-term investments	29,562	—	—	—	29,562

Total earning assets	$268,073	$27,737	$210,312	$107,117	$613,239

Interest-bearing liabilities:
Interest-bearing transaction accounts	$13,300	$39,902	$35,468	$—	$88,670
Savings accounts	8,012	24,038	21,368	—	53,418
Money market deposit accounts	8,077	23,848	21,198	—	53,123
Certificates of deposit, $100M or more	15,024	35,843	20,812	893	72,572
Other certificates of deposit	30,032	69,571	48,102	1,016	148,721
Borrowings	77,004	—	15,000	—	92,004
Trust preferred capital notes	5,155	—	5,155		10,310

Total interest-bearing liabilities	$156,604	$193,202	$167,103	$1,909	$518,818

Period gap	$111,469	$(165,465)	$43,209	$105,208
Cumulative gap	$111,469	$(53,996)	$(10,787)	$94,421
Ratio of cumulative gap to total earning assets	18.17%	(8.80)%	(1.77)%	15.39%

Table 14 provides information as of December 31, 2005 and 2004 about the Corporation’s financial instruments that are sensitive to changes in interest rates based on the information and assumptions set forth in the notes. We believe that the assumptions utilized are reasonable. We calculated the expected maturity date values for loans by adjusting the instruments’ contractual maturity dates for expectations of prepayments, as set forth in the notes. Similarly, we calculated expected maturity date values for interest-bearing core deposits based on estimates of the period over which the deposits would be outstanding, as set forth in the notes. From a risk management perspective, however, we utilize both maturity and repricing dates, as opposed to solely using the expected maturity dates shown in Table 14.

Changes in the maturities of interest-earning assets or interest-bearing liabilities in 2005, as shown in Table 14, that are attributable to factors other than overall growth are as follow:

1)	The decrease in loans held for sale maturing within one year is a result of production flutuations at C&F Mortgage. All loans originated at C&F Mortgage are usually sold within one month of loan closing.

2)	The increase in borrowings and the corresponding cost of funds resulted from C&F Finance’s loan growth, which was partially funded through a variable-rate revolving line of credit, as well as the issuance of trust preferred capital securities to partially fund the share repurchase in 2005.

3)	The increase in yields on earning assets reflected the impact of the increases in short-term interest rates beginning in mid-2004.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. Although Table 13 shows a negative cumulative gap for the one-year time period, a large portion of the interest-bearing liabilities repricing is based on broad assumptions. In addition, although these liabilities are subject to repricing, historically the repricing lags behind the changes in short-term interest rates.

TABLE 14: Maturity of Interest-Earning Assets/Interest-Bearing Liabilities

	Principal Amount Maturing in:
(Dollars in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value
Interest-Earning Assets:
Fixed rate loans [1,2]
December 31, 2005	$78,006	$36,289	$28,700	$43,079	$40,950	$61,006	$288,030	$285,835
December 31, 2004	$62,554	$35,843	$29,260	$45,464	$39,251	$53,538	$265,910	$268,376
Average interest rate
December 31, 2005	7.20%	9.58%	10.23%	13.57%	13.92%	10.61%	10.43%
December 31, 2004	6.69%	9.38%	9.92%	12.65%	13.87%	9.61%	10.07%
Variable rate loans [1,2]
December 31, 2005	$91,147	$19,731	$12,735	$16,397	$4,684	$47,855	$192,549	$198,163
December 31, 2004	$63,644	$19,540	$11,008	$6,106	$4,114	$37,325	$141,737	$146,344
Average interest rate
December 31, 2005	7.67%	7.14%	6.89%	7.16%	6.25%	7.08%	7.34%
December 31, 2004	6.37%	6.14%	6.21%	6.50%	6.43%	6.19%	6.29%
Loans held for sale
December 31, 2005	$39,677						$39,677	$41,277
December 31, 2004	$48,566	$—	$—	$—	$—	$—	$48,566	$49,542
Average interest rate
December 31, 2005	6.52%						6.52%
December 31, 2004	5.87%	—	—	—	—	—	5.87%
Securities [3,4]
December 31, 2005	$770	$870	$1,091	$3,314	$3.120	$56,732	$65,897	$67,177
December 31, 2004	$430	$1,039	$1,664	$3,005	$3,648	$62,020	$71,806	$74,817
Average interest rate
December 31, 2005	5.33%	3.87%	5.08%	4.91%	4.73%	5.06%	5.03%
December 31, 2004	5.23%	5.37%	3.59%	4.32%	4.81%	4.69%	4.67%
Interest-Bearing Liabilities:
Money market, savings, and interest- bearing transaction accounts [5]
December 31, 2005	$117,178	$19,509	$19,508	$19,508	$19,508	$—	$195,211	$194,223
December 31, 2004	$111,554	$18,593	$18,592	$18,592	$18,592	$—	$185,923	$187,747
Average interest rate
December 31, 2005	1.35%	1.35%	1.35%	1.35%	1.35%		1.35%
December 31, 2004	0.65%	0.65%	0.65%	0.65%	0.65%	—	0.65%
Certificates of deposit
December 31, 2005	$150,116	$44,237	$11,420	$5,760	$7,451	$2,309	$221,293	$221,479
December 31, 2004	$129,098	$22,723	$15,697	$5,977	$6,699	$2,311	$182,505	$184,082
Average interest rate
December 31, 2005	3.03%	3.88%	3.72%	3.72%	3.97%	2.00%	3.27%
December 31, 2004	1.77%	2.72%	3.37%	3.46%	3.71%	1.58%	2.15%
Borrowings
December 31, 2005	$13,529	$—	$—	$63,475	$—	$25,310	$102,314	$100,898
December 31, 2004	$8,415	$49,870	$5,000	$—	$—	$15,000	$78,285	$76,953
Average interest rate
December 31, 2005	3.53%	—	—	6.14%	—	4.40%	5.36%
December 31, 2004	0.91%	4.92%	2.81%	—	—	3.24%	4.03%

[1]	Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
[2]	For single-family residential loans, assumes annual prepayment rate of 12 percent. No prepayment assumptions were used for all other loans.
[3]	Includes the Corporation’s investment in Federal Home Loan Bank stock.
[4]	Average interest rates are the average of stated coupon rates and have not been adjusted for taxes.
[5]	Assumes an annual decay rate of 60 percent for year 1 and 10 percent for each of the years 2 through 5.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	December 31,
	2005	2004
Assets
Cash and due from banks	$13,316	$13,866
Interest-bearing deposits in other banks	29,562	31,320

Total cash and cash equivalents	42,878	45,186
Securities—available for sale at fair value, amortized cost of $64,021 and $69,776, respectively	65,301	72,787
Loans held for sale, net	39,677	48,566
Loans, net of allowance for loan losses of $13,064 and $11,144, respectively	465,039	394,471
Federal Home Loan Bank stock	1,876	2,030
Corporate premises and equipment, net	29,147	18,304
Accrued interest receivable	3,664	3,041
Goodwill	10,724	10,228
Other assets	13,651	14,509

Total assets	$671,957	$609,122

Liabilities
Deposits
Non-interest-bearing demand deposits	$78,934	$78,706
Savings and interest-bearing demand deposits	195,211	185,923
Time deposits	221,293	182,505

Total deposits	495,438	447,134
Short-term borrowings	13,529	8,415
Long-term borrowings	78,475	69,870
Trust preferred capital notes	10,310	—
Accrued interest payable	1,306	614
Other liabilities	12,813	13,190

Total liabilities	611,871	539,223

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,140,868 and 3,538,554 shares issued and outstanding, respectively)	3,141	3,539
Additional paid-in capital	183	80
Retained earnings	55,930	64,323
Accumulated other comprehensive income, net	832	1,957

Total shareholders’ equity	60,086	69,899

Total liabilities and shareholders’ equity	$671,957	$609,122

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Interest income
Interest and fees on loans	$45,035	$37,120	$35,590
Interest on money market investments	523	528	253
Interest and dividends on securities
U.S. government agencies and corporations	281	351	54
Tax-exempt obligations of states and political subdivisions	2,379	2,386	2,245
Corporate bonds and other	552	458	529

Total interest income	48,770	40,843	38,671

Interest expense
Savings and interest-bearing deposits	1,828	1,152	1,512
Certificates of deposit, $100M or more	1,717	1,086	1,118
Other time deposits	3,735	2,751	3,482
Borrowings	4,447	2,560	2,716
Trust preferred capital notes	270	—	—

Total interest expense	11,997	7,549	8,828

Net interest income	36,773	33,294	29,843
Provision for loan losses	5,520	4,026	3,167

Net interest income after provision for loan losses	31,253	29,268	26,676

Noninterest income
Gains on sales of loans	18,194	16,575	20,584
Service charges on deposit accounts	2,812	2,699	2,274
Other service charges and fees	4,795	4,065	4,488
Gain on calls of available for sale securities	105	69	412
Other income	1,678	1,281	1,560

Total noninterest income	27,584	24,689	29,318

Noninterest expenses
Salaries and employee benefits	28,277	25,233	24,410
Occupancy expenses	3,871	3,556	3,453
Other expenses	9,720	8,964	8,885

Total noninterest expenses	41,868	37,753	36,748

Income before income taxes	16,969	16,204	19,246
Income tax expense	5,181	5,006	6,327

Net income	$11,788	$11,198	$12,919

Earnings per common share—basic	$3.49	$3.14	$3.58

Earnings per common share—assuming dilution	$3.36	$3.00	$3.42

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2002	$3,650	$2,506		$48,161	$1,916	$56,233

Repurchase of common stock	(80)	(2,182)				(2,262)
Stock options exercised	42	686				728
Comprehensive income
Net income			$12,919	12,919		12,919
Other comprehensive income, net of tax
Unrealized holding gains arising during the period net of tax of $193			359		359	359

Comprehensive income			$13,278

Cash dividends ($.72 per share)				(2,593)		(2,593)

Balance December 31, 2003	3,612	1,010		58,487	2,275	65,384

Repurchase of common stock	(89)	(1,172)		(2,160)		(3,421)
Stock options exercised	16	242				258
Comprehensive income
Net income			$11,198	11,198		11,198
Other comprehensive income, net of tax
Unrealized holding losses arising during the period net of tax benefit of $171			(318)		(318)	(318)

Comprehensive income			$10,880

Cash dividends ($.90 per share)				(3,202)		(3,202)

Balance December 31, 2004	3,539	80		64,323	1,957	69,899

Repurchase of common stock	(427)	(371)		(16,842)		(17,640)
Stock options exercised	29	474				503
Comprehensive income
Net income			$11,788	11,788		11,788
Other comprehensive income, net of tax
Unrealized holding losses arising during the period net of tax benefit of $606			(1,125)		(1,125)	(1,125)

Comprehensive income			$10,663

Cash dividends ($1.00 per share)				(3,339)		(3,339)

Balance December 31, 2005	$3,141	$183		$55,930	$832	$60,086

Disclosure of reclassification amount for the year ended December 31:

	2005	2004	2003
Unrealized net holding (losses) gains arising during period	$(1,057)	$(273)	$627
Less: reclassification adjustment for gains included in net income	68	45	268

Net unrealized (losses) gains on securities	$(1,125)	$(318)	$359

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$11,788	$11,198	$12,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,549	1,446	1,547
Deferred income taxes	(1,115)	(1,373)	(549)
Provision for loan losses	5,520	4,026	3,167
Accretion of discounts and amortization of premiums on securities, net	12	151	84
Net realized gain on securities	(105)	(69)	(412)
Origination of loans held for sale	(1,058,804)	(912,657)	(1,083,414)
Sale of loans	1,067,693	893,824	1,160,907
Change in other assets and liabilities:
Accrued interest receivable	(623)	(451)	(320)
Other assets	2,393	(2,380)	(2,489)
Accrued interest payable	692	31	(131)
Other liabilities	(377)	979	(4,752)

Net cash provided by (used in) operating activities	28,623	(5,275)	86,557

Investing activities:
Proceeds from maturities and calls of securities available for sale	11,990	48,411	13,020
Purchase of securities available for sale	(6,142)	(18,719)	(54,517)
Purchase of FHLB stock	(3,234)	(638)	—
Redemption of FHLB stock	3,388	680	688
Investment in statutory trust	(310)	—	—
Net increase in customer loans	(76,088)	(48,327)	(24,703)
Purchase of corporate premises and equipment	(12,461)	(4,408)	(2,861)
Disposal of corporate premises and equipment	69	25	7

Net cash used in investing activities	(82,788)	(22,976)	(68,366)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	9,516	23,214	27,011
Net increase (decrease) in time deposits	38,788	(3,715)	17,091
Net increase (decrease) in borrowings	13,719	10,552	(26,746)
Issuance of trust preferred capital notes	10,310	—	—
Repurchase of common stock	(17,640)	(3,421)	(2,262)
Proceeds from exercise of stock options	503	258	728
Cash dividends	(3,339)	(3,202)	(2,593)

Net cash provided by financing activities	51,857	23,686	13,229

Net (decrease) increase in cash and cash equivalents	(2,308)	(4,565)	31,420
Cash and cash equivalents at beginning of year	45,186	49,751	18,331

Cash and cash equivalents at end of year	$42,878	$45,186	$49,751

Supplemental disclosure
Interest paid	$11,305	$7,518	$8,959
Income taxes paid	6,653	5,798	8,008

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation and its wholly owned subsidiary, Citizens and Farmers Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I, an unconsolidated subsidiary. The subordinated debt owed to the trust is reported as a liability of the Corporation. The accounting and reporting policies of C&F Financial Corporation and subsidiary (the “Corporation”) conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

Nature of Operations: C&F Financial Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, Citizens and Farmers Bank (the “Bank”), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank and its subsidiaries offer a wide range of banking and related financial services to both individuals and businesses.

The Bank has five wholly owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (“C&F Mortgage”), C&F Finance Company (“C&F Finance”), C&F Title Agency, Inc., C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC, Certified Appraisals LLC and C&F Reinsurance LTD, provides ancillary mortgage loan production services for loan settlement and residential appraisals. C&F Finance, acquired on September 1, 2002, is a regional finance company providing automobile loans in Richmond, Roanoke and Hampton Roads, Virginia, in Northern Virginia and in portions of Tennessee and Maryland. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Business segment data is presented in Note 16.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the accrued benefit obligation under the defined benefit plan, the valuation of deferred taxes and goodwill impairment.

Significant Group Concentrations of Credit Risk: Substantially all of the Corporation’s lending activities are with customers located in Virginia, Maryland and portions of Tennessee. Note 3 discusses the Corporation’s lending activities. The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. Note 2 presents the Corporation’s investment activities. The Corporation does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and interest-bearing deposits in banks, all of which mature within 90 days.

Securities: Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all of the Corporation’s investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold.

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

Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding.

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures. Consistent with the Corporation’s method for nonaccrual loans, payments on impaired loans are first applied to principal outstanding.

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

Off-Balance-Sheet Credit Related Financial Instruments: In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments: The Corporation enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Corporation protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, the Corporation is obligated to sell the loan to the purchaser only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

Federal Home Loan Bank Stock: Federal Home Loan Bank (“FHLB”) stock is carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. In addition, such stock is not considered a debt or equity security in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

Goodwill: The Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142.

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

Stock Compensation Plans: At December 31, 2005, the Corporation has three stock-based compensation plans, which are described more fully in Note 12. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

(Dollars in thousands, except per share amounts)	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$11,788	$11,198	$12,919
Total stock-based compensation expense determined under fair value based method for all awards	(2,305)	(605)	(373)

Pro forma net income	$9,483	$10,593	$12,546

Earnings per share:
Basic – as reported	$3.49	$3.14	$3.58
Basic – pro forma	$2.81	$2.97	$3.47
Diluted – as reported	$3.36	$3.00	$3.42
Diluted – pro forma	$2.70	$2.84	$3.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Dividend yield	3.35%	2.9%	2.0%
Dividend growth rate	8.0	7.1%	5.9%
Expected life	8 years	8 years	8 years
Expected volatility	25.0%	25.0%	26.6%
Risk-free interest rate	4.5%	4.2%	4.2%

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Corporation’s results of operations at the present time.

Effective December 20, 2005, the Corporation accelerated the vesting of all unvested stock options outstanding (which as of December 20, 2005 totaled 193,550) under the Corporation’s employee incentive stock compensation plans and its non-employee director stock compensation plans. The options are held by executive officers, officers, employees and non-employee directors and have a range of exercise prices between $19.05 and $46.20 per share and a weighted average exercise price of $30.56 per share. All other terms of the options remained unchanged. In order to offset unintended personal benefit to the Corporation’s executive officers and directors, shares of the Corporation’s common stock received upon exercise of an accelerated option by an executive officer or director may not be sold or otherwise transferred prior to the expiration of the option’s original vesting period. The Committee accelerated the vesting period of options in order to eliminate the Corporation’s recognition of compensation expense associated with the affected options under SFAS No. 123R, which will apply to the Corporation beginning in the first quarter of 2006. The aggregate pre-tax compensation expense associated with the accelerated options that will be avoided in future periods is approximately $802,000 and is included in pro forma net income and earnings per share for the year ended December 31, 2005. The Corporation believes that it will not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of vesting of these options may not result in some future compensation expense.

In addition to accelerating the vesting of all unvested stock options as described above, options issued in December 2005 were vested on the grant date. Options issued in December 2004 were granted with a six-month vesting period. The effects of these vesting periods are included in pro forma net income and earnings per share for the year ended December 31, 2005.

These determinations with regard to the vesting period for the Corporation’s options were made as part of a broad review of long-term incentive compensation in light of changes in market practice and changes in accounting rules. The Board will continue reviewing the effects of SFAS No. 123R and its impact on compensation plans throughout the Corporation.

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

Earnings Per Common Share: Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially-dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. Earnings per share calculations are presented in Note 8.

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

Shareholders’ Equity: During June and July 2005, the Corporation conducted a tender offer to repurchase up to 180,000 shares of its common stock at a price of $41.00 per share. The initial expiration date of the offer was June 30, 2005. The number of shares tendered by the expiration date far exceeded the 180,000 shares initially authorized. Therefore, the Corporation’s Board of Directors extended the expiration date of its offer until July 22, 2005 and increased the number of shares subject to the offer to up to 450,000 shares. The tender offer expired on July 22, 2005 and 427,186 tendered shares of the Corporation’s common stock were accepted on July 27, 2005. The total cost of the share repurchase, including transaction costs, approximated $17.6 million. Refer to Note 7 for a discussion of the issuance of trust preferred capital securities and the Corporation’s related issuance of trust preferred capital notes to partially fund this repurchase. On November 4, 2005, the Corporation’s board authorized the repurchase of up to 5 percent of the Corporation’s common stock through November 3, 2006. In December 2005, the Corporation repurchased 100 shares in an open-market transaction at $37.27 per share under this stock repurchase program.

During 2004, the Corporation repurchased 26,200 shares of its common stock in privately negotiated transactions and 62,850 shares in open-market transactions at prices between $35.00 and $41.50 per share. The repurchases in 2004 were made in accordance with a board-approved stock repurchase program, which expired in January 2005.

During 2003, the Corporation repurchased 80,000 shares of its common stock in privately negotiated transactions at prices between $28.00 and $28.50 per share.

Recent Accounting Pronouncements:

In November 2005, FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued. The guidance in FSP 115-1 amends SFAS No. 115 and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 applies to investments in debt and equity securities and cost-method investments. The application guidance within FSP 115-1 includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other-than-temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Corporation does not anticipate that FSP 115-1 will have a material effect on its financial statements.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Corporation’s financial statements.

NOTE 2: Securities

Debt and equity securities are summarized as follows:

(Dollars in thousands)	December 31, 2005
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$6,235	$3	$(120)	$6,118
Mortgage-backed securities	2,588	11	(37)	2,562
Obligations of states and political subdivisions	51,129	1,453	(58)	52 524
Preferred stock	4,069	251	(223)	4,097

	$64,021	$1,718	$(438)	$65,301

(Dollars in thousands)	December 31, 2004
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$10,746	$6	$(30)	$10,722
Mortgage-backed securities	3,039	43	(15)	3,067
Obligations of states and political subdivisions	51,065	2,632	(26)	53,671
Preferred stock	4,926	439	(38)	5,327

	$69,776	$3,120	$(109)	$72,787

The amortized cost and estimated fair value of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	December 31, 2005
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,451	$1,451
Due after one year through five years	16,172	16,244
Due after five years through ten years	26,087	26,762
Due after ten years	16,242	16,747
Preferred stock	4,069	4,097

	$64,021	$65,301

Proceeds from the maturities and calls of securities available for sale in 2005 were $11.99 million, resulting in gross realized gains of $105,000. The amortized cost and estimated fair value of securities pledged to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements amounted to $37.85 million and $38.82 million, respectively, at December 31, 2005.

Proceeds from the maturities and calls of securities available for sale in 2004 were $48.41 million, resulting in gross realized gains of $69,000. Proceeds from the maturities and calls of securities available for sale in 2003 were $13.02 million, resulting in gross realized gains of $412,000.

Securities in an unrealized loss position at December 31, 2005, by duration of the period of the unrealized loss, are shown below.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$2,463	$36	$3,158	$84	$5,621	$120
Mortgage-backed securities	1,002	10	535	27	1,537	37
Obligations of states and political subdivisions	5,094	32	1,529	26	6,623	58

Subtotal-debt securities	8,559	78	5,222	137	13,781	215

Preferred stock	592	218	523	5	1,115	223

Total temporarily impaired securities	$9,151	$296	$5,745	$142	$14,896	$438

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was the decline in prices as interest rates have risen. There are 32 securities totaling $13.78 million in the Corporation’s debt securities portfolio considered temporarily impaired at December 31, 2005. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2005. The primary cause of the temporary impairments in the Corporation’s investment in preferred stock was one holding in an energy company, which suffered a liquidity crisis as a result of damage to electric and gas facilities by Hurricanes Katrina and Rita. Despite the extent of the damage done, the energy company believes the impact will be relatively short term and that it has sufficient liquidity to meet its current obligations and fund its restoration efforts from its parent company’s available cash and existing credit facility. The Corporation has evaluated the prospects of the energy company in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider this investment to be other-than-temporarily impaired at December 31, 2005.

Securities in an unrealized loss position at December 31, 2004, by duration of the period of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$7,714	$30	$—	$—	$7,714	$30
Mortgage-backed securities	653	15	—	—	653	15
Obligations of states and political subdivisions	1,966	17	267	9	2,233	26

Subtotal-debt securities	10,333	62	267	9	10,600	71

Preferred stock	321	22	171	16	492	38

Total temporarily impaired securities	$10,654	$84	$438	$25	$11,092	$109

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	December 31,
	2005	2004
Real estate—mortgage	$96,850	$85,770
Real estate—construction	20,222	13,315
Commercial, financial and agricultural	216,081	185,646
Equity lines	24,662	18,490
Consumer	9,574	9,620
Consumer Finance	111,141	93,464

	478,530	406,305
Less unearned loan fees	(427)	(690)

	478,103	405,615
Less allowance for loan losses	(13,064)	(11,144)

	$465,039	$394,471

Loans on nonaccrual status were $5.90 million and $5.67 million at December 31, 2005 and 2004, respectively. If interest income had been recognized on nonaccrual loans at their stated rates during fiscal years 2005, 2004 and 2003, interest income would have increased by approximately $270,000, $202,000 and $154,000, respectively. Accruing loans past due for 90 days or more were $3.85 million and $2.06 million at December 31, 2005 and 2004, respectively. The most significant component of nonaccrual and 90-day delinquent accruing loans was one commercial relationship, which also comprised the balance of impaired loans of $4.22 million and $4.25 million at December 31, 2005 and 2004, respectively. Specific valuation allowances of $865,000 and $965,000 were provided at December 31, 2005 and 2004, respectively, for these impaired loans. The average balances of impaired loans for 2005 and 2004 were $4.22 million and $3.47 million, respectively.

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(Dollars in thousands)	Year Ended December 31,
	2005	2004	2003
Balance at the beginning of year	$11,144	$8,657	$6,722
Provision charged to operations	5,520	4,026	3,167
Loans charged off	(4,985)	(2,695)	(1,945)
Recoveries of loans previously charged off	1,385	1,156	713

Balance at the end of year	$13,064	$11,144	$8,657

NOTE 5: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

(Dollars in thousands)	December 31,
	2005	2004
Land	$6,776	$6,269
Buildings	21,764	12,985
Equipment, furniture and fixtures	16,705	13,764

	45,245	33,018
Less accumulated depreciation	(16,098)	(14,714)

	$29,147	$18,304

NOTE 6: Time Deposits

Time deposits are summarized as follows:

(Dollars in thousands)	December 31,
	2005	2004
Certificates of deposit, $100 thousand or more	$72,572	$57,602
Other time deposits	148,721	124,903

	$221,293	$182,505

Remaining maturities on time deposits at December 31, 2005 are as follows (dollars in thousands):

2006	$150,115
2007	44,237
2008	11,420
2009	5,761
Five years and thereafter	9,760

$221,293

NOTE 7: Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Balances outstanding under repurchase agreements were $6.53 million on December 31, 2005 and $8.42 million on December 31, 2004. Short-term borrowings also include a variable-rate, unsecured line of credit with a third-party lender that matures in June 2006. The balance outstanding under this line of credit was $7.00 million on December 31, 2005. Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate loans. There were no short-term advances from the FHLB outstanding on December 31, 2005 or December 31, 2004.

The table below presents selected information on short-term borrowings:

(Dollars in thousands)	December 31,
	2005	2004
Balance outstanding at year end	$13,529	$8,415
Maximum balance at any month end during the year	$63,455	$9,921
Average balance for the year	$20,924	$8,882
Weighted average rate for the year	2.68%	0.75%
Weighted average rate on borrowings at year end	3.39%	0.71%
Estimated fair value at year end	$13,529	$8,415

Long-term borrowings at December 31, 2005 consist of: advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate loans; and advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance. Advances from the FHLB at December 31, 2005 consist of $10.00 million at 3.24% and $5.00 million at 3.25%, both of which mature in 2012 with a call provision in 2007. The interest rate on the revolving bank line of credit floats at the one-month LIBOR rate plus 180 basis points, and the outstanding balance as of December 31, 2005 was $63.48 million, which matures in 2009. C&F Finance’s revolving bank line of credit agreement contains convenants regarding C&F Finance’s capital adequacy, credit quality, adequacy of the allowance for loan losses and interest expense coverage. C&F Finance satisfied all such covenants during 2005.

The contractual maturities of long-term borrowings, excluding call provisions, at December 31, 2005 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2006	$—	$—	$—
2007	—	—	—
2008	—	—
2009	—	63,475	63,475
Thereafter	15,000	—	15,000

	$15,000	$63,475	$78,475

The Corporation’s unused lines of credit for future borrowings total approximately $137.88 million at December 31, 2005, which consists of $102.36 million available from the FHLB, $21.52 million on the revolving bank line of credit and $14.00 million under a federal funds agreement with a third party financial institution.

In July 2005, C&F Financial Statutory Trust I (the Trust), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s repurchase of 427,186 shares of its common stock. On July 21, 2005, the Trust issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor. The Trust issued $310,000 in common equity to the Corporation in exchange for cash. The securities mature in September 2035, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the securities at a fixed rate of 6.07% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 1.57% as to the remaining $5.00 million, which rate was 6.06% at December 31, 2005. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 1.57% in September 2010. The principal asset of the Trust is $10.31 million of the Corporation’s junior subordinated debt securities or “trust preferred capital notes” with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by the Trust to pay the quarterly distributions payable by the Trust to the holders of the trust preferred capital securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 8: Earnings Per Share

The Corporation calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. The components of the Company’s EPS calculations are as follows:

(Dollars in thousands)	December 31,
	2005	2004	2003
Net income available to common shareholders	$11,788	$11,198	$12,919

Weighted average number of common shares used in earnings per common share—basic	3,375,153	3,567,284	3,610,531
Effect of dilutive securities:
Stock options	132,759	161,844	171,312

Weighted average number of common shares used in earnings per common share—assuming dilution	3,507,912	3,729,128	3,781,843

Options on approximately 157,000, 79,000 and 4,000 shares were not included in computing diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003, respectively, because they were anti-dilutive.

NOTE 9: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

(Dollars in thousands)	Year Ended December 31,
	2005	2004	2003
Current taxes	$6,296	$6,379	$6,876
Deferred taxes	(1,115)	(1,373)	(549)

	$5,181	$5,006	$6,327

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

(Dollars in thousands)	Year Ended December 31,
	2005	Percent of Pre-tax Income	2004	Percent of Pre-tax Income	2003	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$5,939	35.0%	$5,671	35.0%	$6,736	35.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(888)	(5.2)	(910)	(5.6)	(790)	(4.1)
Reduction of interest expense incurred to carry tax- exempt assets	59.3		41.3		47.3
State income taxes, net of federal tax benefit	339	2.0	347	2.1	542	2.8
Tax effect of dividends-received deduction on preferred stock	(75)	(.5)	(80)	(.5)	(89)	(.5)
Tax credits	(74)	(.4)	—	—	—	—
Other	(119)	(.7)	(63)	(.4)	(119)	(.6)

	$5,181	30.5%	$5,006	30.9%	$6,327	32.9%

Other assets include net deferred income taxes of $4.56 million and $2.84 million at December 31, 2005 and 2004, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

(Dollars in thousands)	December 31,
	2005	2004
Deferred tax asset
Allowance for loan losses	$4,618	$3,581
Deferred compensation	1,214	1,078
Interest on nonaccrual loans	97	70
Other	194	107

Deferred tax asset	6,123	4,836

Deferred tax liability
Depreciation	(222)	(162)
Accrued pension	(183)	(364)
Goodwill and other intangible assets	(643)	(366)
Other	(63)	(47)
Net unrealized gain on securities available for sale	(448)	(1,054)

Deferred tax liability	(1,559)	(1,993)

Net deferred tax asset	$4,564	$2,843

NOTE 10: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the “Profit-Sharing Plan”) sponsored by the Virginia Bankers Association. The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings. All salaried employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the Virginia Bankers Association. An employee is 20% vested after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years in the Bank’s contributions. The amounts charged to expense under this plan were $515,000, $372,000 and $320,000 in 2005, 2004 and 2003, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. An employee is vested 25% after two years of service, 50% after three years of service, 75% after four years of service, and fully vested after five years in the employer’s contributions. The amounts charged to expense under this plan were $101,000, $455,000 and $581,000 for 2005, 2004 and 2003, respectively.

In 2005, C&F Finance adopted a Defined Contribution Profit-Sharing Plan sponsored by the Virginia Bankers Association with plan features similar to the Profit-Sharing Plan of the Bank. The amount charged to expense under this plan was $86,000 in 2005. In prior years, C&F Finance had a profit sharing plan for the benefit of all eligible employees. Eligible employees included all full time employees that had at least six months of service on the enrollment dates of July 1 or January 1. Contributions were discretionary. The allocation of the contribution was based upon a percentage of eligible employee salaries. An employee was 20% vested after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years in C&F Finance’s contributions. The amount charged to expense under this plan was $72,000 and $84,000 in 2004 and 2003, respectively.

Individual performance bonuses are awarded annually to certain members of management under a management incentive bonus policy adopted by the Bank effective January 1, 1987 and the Management Incentive Plan adopted by the Corporation on February 25, 2005. The Corporation’s Compensation Committee recommends to the Corporation’s board of directors the bonuses to be paid to the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer of the Corporation, and recommends to the Bank’s board of directors bonuses to be paid to certain other senior Bank officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the Bank. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank’s board considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under this plan were $586,000, $392,000 and $307,000 in 2005, 2004 and 2003, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $1.46 million, $1.37 million and $2.71 million were expensed in 2005, 2004 and 2003, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

The Corporation has a non-qualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for arbitrary limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing Plans and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $62,000, $58,000 and $36,000 in 2005, 2004 and 2003, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

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

(Dollars in thousands)	Year Ended December 31,
	2005	2004
Change in benefit obligation
Benefit obligation, beginning	$4,925	$3,939
Service cost	550	422
Interest cost	294	255
Actuarial loss	306	385
Benefits paid	(46)	(76)

Benefit obligation, ending	$6,029	$4,925

Change in plan assets
Fair value of plan assets, beginning	$4,549	$3,831
Actual return on plan assets	553	332
Employer contributions	28	462
Benefits paid	(46)	(76)

Fair value of plan assets, ending	$5,084	$4,549

Funded status	$(945)	$(376)
Unrecognized net actuarial loss	1,409	1,356
Unrecognized net obligation at transition	(32)	(38)
Unrecognized prior service cost	92	99

Prepaid benefit cost	$524	$1,041

Weighted-average assumptions for benefit obligation as of September 30
Discount rate	5.8%	6.0%
Expected return on plan assets	8.5	8.5
Rate of compensation increase	4.0	4.0

(Dollars in thousands)	Year Ended December 31,
	2005	2004	2003
Components of net periodic benefit cost
Service cost	$550	$422	$317
Interest cost	294	255	215
Expected return on plan assets	(346)	(233)	(192)
Amortization of prior service cost	7	7	7
Amortization of net obligation at transition	(5)	(6)	(6)
Recognized net actuarial loss	45	36	25

Net periodic benefit cost	$545	$481	$366

Weighted-average assumptions for net periodic benefit cost as of September 30 (1)
Discount rate	6.0%	6.5%	7.0%
Expected return on plan assets	8.5	8.5	9.0
Rate of compensation increase	4.0	4.0	4.0

(1)	Net periodic benefit cost for the current year is based on assumptions determined at the September 30 valuation date of the prior year.

The accumulated benefit obligation was $3.87 million as of December 31, 2005. The contribution paid to the plan in 2005 was $28,000. This payment was the maximum tax-deductible contribution for 2005 allowable under the Internal Revenue Code.

The benefits expected to be paid by the plan in the next ten years are as follows (dollars in thousands):

2006	$45
2007	49
2008	65
2009	90
2010	100
2011 – 2015	1,110

$1,459

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

The Corporation’s defined benefit plan’s weighted average asset allocations as of September 30 by asset category are as follows:

	2005	2004
Mutual funds-fixed income	34%	35%
Mutual funds-equity	66	65

	100%	100%

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

NOTE 11: Related Party Transactions

Loans outstanding to directors and executive officers totaled $1.23 million and $1.28 million at December 31, 2005 and 2004, respectively. New advances to directors and officers totaled $134,000 and repayments totaled $183,000 in the year ended December 31, 2005. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features.

NOTE 12: Stock Options

On April 20, 2004, the Corporation’s shareholders approved the C&F Financial Corporation 2004 Incentive Stock Plan (the “2004 Plan”). Under the 2004 Plan, options to purchase common stock are granted to certain key employees of the Corporation. Options are issued to employees at a price equal to the fair market value of common stock at the date granted. The maximum aggregate number of shares that may be issued pursuant to awards made under the 2004 Plan is 500,000. As a result of the accelerated vesting of all unvested options on December 20, 2005, all options outstanding under the 2004 Plan on December 31, 2005 are exercisable. All options expire ten years from the grant date.

Prior to the approval of the 2004 Plan, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the “1994 Plan”). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan was 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005, all options outstanding under the 1994 Plan on December 31, 2005 are exercisable. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the “Director Plan”). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options to purchase common stock may be granted to non-employee directors of the Bank. Options are issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005, all options outstanding under the Director Plan on December 31, 2005 are exercisable. All options expire ten years from the grant date.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (the “Regional Director Plan”). Under this plan, options to purchase common stock are granted to non-employee regional directors of the Bank. Options are issued to non-employee regional directors at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005, all options outstanding under the Regional Director Plan on December 31, 2005 are exercisable. All options expire ten years from the grant date.

Transactions under the various plans for the periods indicated were as follows:

	2005		2004		2003
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	473,667	$27.58	406,368	$23.62	366,895	$17.78
Granted	137,900	37.72	114,800	39.04	92,750	41.84
Exercised	(29,600)	15.35	(15,033)	15.32	(42,712)	14.83
Canceled	(17,900)	29.29	(32,468)	24.17	(10,565)	16.38

Outstanding at end of year	564,067	$30.65	473,667	$27.58	406,368	$23.62

_________

* Weighted average

Options exercisable at year-end	564,067		147,417		106,318
Weighted-average fair value of options granted during the year	$8.96		$9.72		$12.72

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number of Outstanding and Exercisable at December 31, 2005	Remaining Contractual Life	Exercise Price*
$9.13 to $12.50	13,100	1.6	$11.09
$15.75 to $23.49	221,717	5.5	19.13
$35.41 to $39.29	247,400	9.5	38.31
$40.50 to $46.20	81,850	7.9	41.82

$9.13 to $46.20	564,067	7.5	$30.65

*	Weighted average

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). For both the Corporation and the Bank, Tier I capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale and goodwill, and total capital consists of Tier I capital and a portion of the allowance for loan losses. For the Corporation only, Tier I and total capital include trust preferred securities. Risk-weighted assets for the Corporation and the Bank were $533.84 million and $528.64 million, respectively, at December 31, 2005 and $477.61 million and $471.91 million, respectively, at December 31, 2004. Management believes, as of December 31, 2005, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Corporation	$65,295	12.2%	$42,707	8.0%	N/A	N/A
Bank	67,144	12.7	42,291	8.0	$52,864	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	58,531	11.0	21,354	4.0	N/A	N/A
Bank	60,463	11.4	21,146	4.0	31,718	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	58,531	8.9	26,270	4.0	N/A	N/A
Bank	60,463	9.3	26,025	4.0	32,531	5.0

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Corporation	$63,793	13.4%	$38,208	8.0%	N/A	N/A
Bank	57,511	12.2	37,753	8.0	$47,191	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	57,659	12.1	19,104	4.0	N/A	N/A
Bank	51,548	10.9	18,877	4.0	28,315	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	57,659	9.7	23,768	4.0	N/A	N/A
Bank	51,548	8.8	23,505	4.0	29,381	5.0

The capital ratios presented above for the Corporation include the effect of the Corporation’s repurchase of 427,186 shares of its common stock at $41 per share on July 27, 2005. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the repurchase. The trust preferred securities may be treated as Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. Accordingly, the entire $10.00 million of the Corporation’s trust preferred securities is included in Tier 1 capital in the Corporation’s capital ratios presented above.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $97.85 million and $88.37 million at December 31, 2005 and 2004, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $9.74 million and $8.23 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $42.38 million and loans held for sale of $39.68 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $82.06 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $786,000, $649,000 and $496,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments due under these leases as of December 31, 2005 are as follows (dollars in thousands):

2006	$669
2007	343
2008	122
2009	—
2010	—
Thereafter	—

$1,134

As of December 31, 2005, the Corporation had $37.06 million in deposits in financial institutions in excess of amounts insured by the FDIC, the majority of which was on deposit at the FHLB.

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

(Dollars in thousands)	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and short-term investments	$42,878	$42,878	$45,186	$45,186
Securities	65,301	65,301	72,787	72,787
Net loans	465,039	468,458	394,471	401,544
Loans held for sale, net	39,677	41,277	48,566	49,542
Accrued interest receivable	3,664	3,664	3,041	3,041
Financial liabilities:
Demand deposits	274,145	273,157	264,629	265,820
Time deposits	221,293	221,479	182,505	184,082
Borrowings	102,314	100,898	78,285	76,953
Accrued interest payable	1,306	1,306	614	614
Off-balance-sheet items:
Letters of credit	9,744	—	8,232	—
Unused portions of lines of credit	97,853	—	88,372	—

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

The Corporation’s other segments include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other segments are not significant to the Corporation as a whole and have been included in “Other.”

	Year Ended December 31, 2005
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$30,857	$3,178	$17,799	$—	$(3,064)	$48,770
Gains on sales of loans	—	18,193	—	—	1	18,194
Other noninterest income	4,342	3,719	417	912	—	9,390

Total operating income	35,199	25,090	18,216	912	(3,063)	76,354

Expenses:
Interest expense	8,712	1,532	4,880	—	(3,127)	11,997
Salaries and employee benefits	11,368	13,457	2,766	568	118	28,277
Other noninterest expenses	6,995	5,012	6,919	185	—	19,111

Total operating expenses	27,075	20,001	14,565	753	(3,009)	59,385

Income before income taxes	$8,124	$5,089	$3,651	$159	$(54)	$16,969

Total assets	$571,091	$47,574	$119,113	$19	$(65,840)	$671,957
Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$11,830	$459	$172	$—	$—	$12,461

(Dollars in thousands)	Year Ended December 31, 2004
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$25,208	$2,373	$15,113	$—	$(1,851)	$40,843
Gains on sales of loans	—	16,572	—	—	3	16,575
Other noninterest income	3,779	3,226	71	1,038	—	8,114

Total operating income	28,987	22,171	15,184	1,038	(1,848)	65,532

Expenses:
Interest expense	5,703	569	3,133	—	(1,856)	7,549
Salaries and employee benefits	9,982	12,624	2,162	408	57	25,233
Other noninterest expenses	6,006	4,233	6,123	184	—	16,546

Total operating expenses	21,691	17,426	11,418	592	(1,799)	49,328

Income before income taxes	$7,296	$4,745	$3,766	$446	$(49)	$16,204

Total assets	$523,035	$56,845	$103,654	$17	$(74,429)	$609,122
Goodwill	$—	$—	$10,228	$—	$—	$10,228

Capital expenditures	$4,029	$295	$84	$—	$—	$4,408

(Dollars in thousands)	Year Ended December 31, 2003
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,727	$3,763	$12,433	$—	$(2,252)	$38,671
Gains on sales of loans	—	20,584	—	—	—	20,584
Other noninterest income	3,551	3,841	41	1,301	—	8,734

Total operating income	28,278	28,188	12,474	1,301	(2,252)	67,989

Expenses:
Interest expense	7,419	1,033	2,628	—	(2,252)	8,828
Salaries and employee benefits	8,589	13,361	1,860	600	—	24,410
Other noninterest expenses	6,404	4,369	4,498	234	—	15,505

Total operating expenses	22,412	18,763	8,986	834	(2,252)	48,743

Income before income taxes	$5,866	$9,425	$3,488	$467	$—	$19,246

Total assets	$485,397	$36,990	$89,963	$810	$(39,614)	$573,546
Goodwill	$—	$—	$9,071	$—	$—	$9,071

Capital expenditures	$2,600	$245	$16	$—	$—	$2,861

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans and charges the Consumer Finance segment interest at LIBOR plus 175 basis points. The Retail Banking segment acquires certain lot and permanent loans, second mortgage loans and home equity lines of credit from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 17: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

(Dollars in thousands) Balance Sheets	December 31,
	2005	2004
Assets
Cash	$247	$571
Securities available for sale	4,097	5,327
Other assets	1,156	746
Investments in subsidiary	72,000	63,528

Total assets	$77,500	$70,172

Liabilities and shareholders’ equity
Short-term borrowings	$7,000	$—
Trust preferred capital notes	10,310	—
Other liabilities	104	273
Shareholders’ equity	60,086	69,899

Total liabilities and shareholders’ equity	$77,500	$70,172

(Dollars in thousands) Statements of Income	Year Ended December 31,
	2005	2004	2003
Interest income on securities	$306	$325	$365
Interest income on loans	27	29	99
Interest expense on borrowings	(448)	—	(262)
Dividends received from bank subsidiary	2,492	5,590	6,508
Equity in undistributed net income of subsidiary	9,354	5,367	6,047
Other income	227	23	322
Other expenses	(170)	(136)	(160)

Net income	$11,788	$11,198	$12,919

(Dollars in thousands) Statements of Cash Flows	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$11,788	$11,198	$12,919
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(9,354)	(5,367)	(6,047)
Net gain on securities	(36)	(2)	(319)
Provision for losses on preferred stock	—	—	(40)
(Increase) decrease in other assets	(100)	(246)	2,035
Decrease in other liabilities	(38)	(24)	(53)

Net cash provided by operating activities	2,260	5,559	8,495

Investing activities:
Proceeds from maturities and calls of securities	1,077	676	1,504
Purchase of securities	(185)	(462)	(558)
Investment in statutory trust	(310)	—	—

Net cash provided by investing activities	582	214	946

Financing activities:
Proceeds from (repayment of) borrowing	7,000	—	(5,000)
Issuance of trust preferred capital notes	10,310	—	—
Repurchase of common stock	(17,640)	(3,421)	(2,262)
Dividends paid	(3,339)	(3,202)	(2,593)
Proceeds from the issuance of stock	503	258	728

Net cash used in financing activities	(3,166)	(6,365)	(9,127)

Net (decrease) increase in cash and cash equivalents	(324)	(592)	314
Cash at beginning of year	571	1,163	849

Cash at end of year	$247	$571	$1,163

NOTE 18: Quarterly Condensed Statements of Income—Unaudited

	2005 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$11,092	$11,613	$12,968	$13,097
Net interest income after provision for loan losses	7,755	7,741	8,017	7,740
Other income	5,747	6,895	8,175	6,767
Other expenses	9,740	10,253	11,286	10,589
Income before income taxes	3,762	4,383	4,906	3,918
Net income	2,607	3,008	3,413	2,760
Earnings per common share—assuming dilution*	.71	.82	1.01	.84
Dividends per common share	.24	.24	.25	.27

*	The total of quarterly EPS amounts differs from EPS for the year ended December 31, 2005 due to rounding.

	2004 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$9,585	$9,956	$10,504	$10,798
Net interest income after provision for loan losses	6,870	7,353	7,616	7,429
Other income	4,862	6,651	6,590	6,586
Other expenses	8,419	9,815	9,635	9,884
Income before income taxes	3,313	4,189	4,571	4,131
Net income	2,347	2,889	3,102	2,860
Earnings per common share—assuming dilution	.62	.77	.84	.77
Dividends per common share	.22	.22	.22	.24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

C&F Financial Corporation

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that C&F Financial Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). C&F Financial Corporation and subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that C&F Financial Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, C&F Financial Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

February 14, 2006

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on management’s assessment of the Corporation’s internal control over financial reporting appears on pages 79 through 80 hereof.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On March 6, 2006, the Compensation Committee of the Board of Directors approved the 2006 target bonuses and performance goals for the Corporation’s named executive officers under the Corporation’s Management Incentive Plan.

Short-Term Cash Awards. Depending on the Corporation’s weighted measure of ROE and ROA for 2006 in relation to a peer group of Southeastern and Virginia-based banks selected by the Compensation Committee, the Chief Executive Officer may earn a short-term cash bonus up to 78.75 percent of his annual base salary as of January 1, 2006, and the Chief Financial Officer and the Chief Operating Officer may earn a short-term cash bonus up to 61.25 percent of their annual base salaries as of January 1, 2006.

Equity-Based Awards. If the Corporation achieves a certain level of five-year total shareholder return for 2006 in relation to a peer group of banks selected by the Compensation Committee, the Chief Executive Officer may earn an equity-based award of 45 percent of his annual base salary as of January 1, 2006, and the Chief Financial Officer and the Chief Operating Officer may earn an equity-based award of 35 percent of their annual base salaries as of January 1, 2006.

The Corporation’s Management Incentive Plan is attached as Exhibit 10.8 to this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the directors of the Corporation is contained on pages 3 through 4 of the 2006 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 19 of the 2006 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included in Part I of this Form 10-K under the caption, “Executive Officers of the Registrant.” The Corporation has adopted a Code of Business Conduct and Ethics that applies to its directors, executives and employees. The Corporation’s Code is attached hereto as Exhibit 14.

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained on pages 7 through 15 of the 2006 Proxy Statement under the captions, “Executive Compensation,” “Employment and Change in Control Agreements,” “Employee Benefit Plans,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” is incorporated herein by reference. The information regarding director compensation contained on page 6 of the 2006 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference. The information on page 18 of the 2006 Proxy Statement under the caption, “Performance Graph,” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on page 2 of the 2006 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	553,900	$30.70	333,350	(3)
Equity compensation plan not approved by shareholders (2)	10,167	$27.83	13,000	(4)

Total	564,067	$30.65	346,350

(1)	This plan category consists of (i) the C&F Financial Corporation 2004 Incentive Stock Plan (“2004 Incentive Plan”), (ii) the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (“1994 Incentive Plan”), which expired on April 30, 2004, and (iii) the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (“Director Plan”).
(2)	This plan category consists solely of the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (“Regional Director Plan”). The Board of Directors of the Corporation adopted the Regional Director Plan on October 19, 1999. This plan will expire on October 18, 2009, unless sooner terminated by the Corporation’s Board of Directors. The Regional Director Plan makes available up to 25,000 shares of common stock for awards to eligible members of the regional boards of the Bank, or any other regional board of the Corporation, the Bank, any other division of the Bank or any other affiliate of the Corporation approved for participation in the Regional Director Plan, in the form of stock options. The purpose of the Regional Director Plan is to promote a greater identity of interest between regional directors and the Corporation’s shareholders by increasing the ownership of the regional directors in the Corporation’s equity securities through the receipt of awards in the form of options. All regional directors who are not employees or directors of the Corporation, the Bank or any other affiliate of the Corporation are eligible for awards under the Regional Director Plan. This plan is administered by the Corporation’s Compensation Committee, which acts as a Stock Option Committee.
(3)	Includes 283,600 shares available to be granted in the form of options, stock appreciation rights or restricted stock under the 2004 Incentive Plan and 49,750 shares available to be granted in the form of options, stock appreciation rights or restricted stock under the Director Plan.
(4)	Includes 13,000 shares available to be granted in the form of options under the Regional Director Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 6 of the 2006 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on pages 16 through 17 of the 2006 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

*10.1	Change in Control Agreement dated December 16, 1997 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10 to Form 10-K filed March 23, 1998)

*10.1.1	Amendment to Change in Control Agreement dated July 23, 2003 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10.1.1 to Form 10-Q filed November 13, 2003)

*10.3	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Thomas F. Cherry (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 3, 2005)

*10.4	C&F Executive’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 15, 2002)

*10.5	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed May 1, 2000)

*10.6	C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed September 18, 1998)

*10.7	C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed October 22, 1999)

*10.8	C&F Financial Corporation Management Incentive Plan dated February 25, 2005, as amended March 6, 2006

*10.9	C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to Form 10-Q filed May 6, 2004)

*10.10	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.11	Employment Agreement dated April 16, 2002 between C&F Mortgage Corporation and Bryan McKernon (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 3, 2005)

*10.12	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Robert L. Bryant (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 3, 2005)

*10.13	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Bryan McKernon (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 3, 2005)

*10.14	Schedule of C&F Financial Corporation Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 3, 2005)

*10.15	Base Salaries for Named Executive Officers of C&F Financial Corporation

10.19	Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of August 1, 2005 (incorporated by reference to Exhibit 10.19 to Form 10-Q filed August 5, 2005)

14	C&F Financial Corporation Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

*	Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

C&F FINANCIAL CORPORATION
(Registrant)

Date: March 6, 2006	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Larry G. Dillon Larry G. Dillon, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date: March 6, 2006

/s/ Thomas F. Cherry Thomas F. Cherry, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	Date: March 6, 2006

/s/ J. P. Causey Jr. J. P. Causey Jr., Director	Date: March 6, 2006

/s/ Barry R. Chernack Barry R. Chernack, Director	Date: March 6, 2006

/s/ James H. Hudson III James H. Hudson III, Director	Date: March 6, 2006

/s/ Joshua H. Lawson Joshua H. Lawson, Director	Date: March 6, 2006

/s/ William E. O’Connell Jr. William E. O’Connell Jr., Director	Date: March 6, 2006

/s/ Paul C. Robinson Paul C. Robinson, Director	Date: March 6, 2006