Form 10-Q
period 2006-03-31
C & F FINANCIAL CORP
filed 2006-05-09
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exhange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

At April 30, 2006, the latest practicable date for determination, 3,153,248 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$11,152	$13,316
Interest-bearing deposits in other banks	7,179	29,562

Total cash and cash equivalents	18,331	42,878
Securities-available for sale at fair value, amortized cost of $65,154 and $64,021, respectively	65,981	65,301
Loans held for sale, net	45,470	39,677
Loans, net	488,190	465,039
Federal Home Loan Bank stock	2,678	1,876
Corporate premises and equipment, net of accumulated depreciation	31,452	29,147
Accrued interest receivable	3,815	3,664
Goodwill	10,724	10,724
Other assets	14,934	13,651

Total assets	$681,575	$671,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing demand deposits	$78,907	$78,934
Savings and interest-bearing demand deposits	186,396	195,211
Time deposits	222,811	221,293

Total deposits	488,114	495,438
Short-term borrowings	27,202	13,529
Long-term borrowings	81,472	78,475
Trust preferred capital notes	10,310	10,310
Accrued interest payable	1,380	1,306
Other liabilities	11,451	12,813

Total liabilities	619,929	611,871

Commitments and contingent liabilities
Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,152,548 and 3,140,868 shares issued and outstanding, respectively)	3,153	3,141
Additional paid-in capital	351	183
Retained earnings	57,605	55,930
Accumulated other comprehensive income, net	537	832

Total shareholders’ equity	61,646	60,086

Total liabilities and shareholders’ equity	$681,575	$671,957

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2006	2005
Interest income
Interest and fees on loans	$12,595	$10,118
Interest on other money market investments	131	168
Interest on securities
U.S. government agencies and corporations	59	74
Tax-exempt obligations of states and political subdivisions	584	609
Corporate bonds and other	124	123

Total interest income	13,493	11,092

Interest expense
Savings and interest-bearing deposits	563	392
Certificates of deposit, $100 or more	614	305
Other time deposits	1,211	727
Borrowings	1,545	824

Total interest expense	3,933	2,248

Net interest income	9,560	8,844
Provision for loan losses	1,275	1,089

Net interest income after provision for loan losses	8,285	7,755

Noninterest income
Gains on sales of loans	3,863	3,679
Service charges on deposit accounts	674	652
Other service charges and fees	1,092	1,010
Gain on calls of available for sale securities	31	—
Other income	326	406

Total noninterest income	5,986	5,747

Noninterest expenses
Salaries and employee benefits	6,949	6,455
Occupancy expenses	1,208	955
Other expenses	2,473	2,330

Total noninterest expenses	10,630	9,740

Income before income taxes	3,641	3,762
Income tax expense	1,115	1,155

Net income	$2,526	$2,607

Per share data
Net income – basic	$.80	$.73
Net income – assuming dilution	$.77	$.71
Cash dividends paid and declared	$.27	$.24
Weighted average number of shares – basic	3,148,640	3,551,093
Weighted average number of shares – assuming dilution	3,274,462	3,685,550

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2005	$3,141	$183		$55,930	$832	$60,086
Comprehensive income
Net income			$2,526	2,526		2,526
Other comprehensive loss, net of tax Unrealized loss on securities, net of reclassification adjustment			(295)		(295)	(295)

Comprehensive income			$2,231

Repurchase of common stock	(1)	(59)				(60)
Stock options exercised	13	227				240
Cash dividends				(851)		(851)

March 31, 2006	$3,153	$351		$57,605	$537	$61,646

____________ Disclosure of Reclassification Amount:
Unrealized net holding losses arising during period			$(275)
Less: reclassification adjustment for gains included in net income			20

Unrealized losses on securities, net of reclassification adjustment			$(295)

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,526	$2,607
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	466	338
Amortization of intangible assets	—	33
Provision for loan losses	1,275	1,089
Accretion of discounts and amortization of premiums on investment securities, net	8	10
Net realized gain on securities	(31)	—
Proceeds from sale of loans	208,499	198,959
Origination of loans held for sale	(214,292)	(202,964)
Change in other assets and liabilities:
Accrued interest receivable	(151)	(60)
Other assets	(1,125)	701
Accrued interest payable	74	329
Other liabilities	(1,362)	3,244

Net cash (used in) provided by operating activities	(4,113)	4,286

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	1,656	4,147
Purchase of securities available for sale	(2,766)	(2,314)
Net increase in customer loans	(24,426)	(22,420)
Purchase of corporate premises and equipment	(2,771)	(1,756)
Sale of corporate premises and equipment	—	128
Purchase of Federal Home Loan Bank stock	(802)	(71)

Net cash used in investing activities	(29,109)	(22,286)

Cash flows from financing activities:
Net decrease in demand, interest bearing demand and savings deposits	(8,842)	(6,010)
Net increase in time deposits	1,518	5,110
Net increase in borrowings	16,670	3,200
Repurchase of common stock	(60)	—
Proceeds from exercise of stock options	240	258
Cash dividends	(851)	(854)

Net cash provided by financing activities	8,675	1,704

Net decrease in cash and cash equivalents	(24,547)	(16,296)
Cash and cash equivalents at beginning of period	42,878	45,186

Cash and cash equivalents at end of period	$18,331	$28,890

Supplemental disclosure
Interest paid	$3,859	$1,919
Income taxes paid	$19	$7

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of C&F Financial Corporation (the “Corporation”) and its subsidiary, Citizens and Farmers Bank (the “Bank”), with all significant intercompany transactions and accounts being eliminated in consolidation.

Share-Based Compensation: Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the Corporation recognize expense related to the fair value of share-based compensation awards in net income.

Prior to January 1, 2006, the Corporation accounted for its three share-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, stock compensation expense was not recognized in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. However, prior financial statements included pro forma disclosures of the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to share-based compensation.

The following table presents the pro forma disclosures for the quarter ended March 31, 2005.

(in 000’s, except per share amounts)	Three Months Ended March 31, 2005
Net income, as reported	$2,607
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(500)

Pro forma net income	$2,107

Earnings per share:
Basic – as reported	$.73
Basic – pro forma	$.59
Diluted – as reported	$.71
Diluted – pro forma	$.57

The Corporation has elected to follow the modified prospective transition method allowed by SFAS No. 123(R). Under the modified prospective transition method, compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. On December 20, 2005, the Corporation accelerated the vesting of all unvested stock options outstanding under the Corporation’s three share-based compensation plans. The board of directors accelerated the vesting of these options in order to eliminate the Corporation’s recognition of compensation expense associated with these options under the SFAS No. 123(R) modified prospective transition method. Because there were no unvested options outstanding at January 1, 2006 and no options were granted in the first quarter of 2006, no share-based compensation expense was recognized in the first quarter of 2006.

Stock option plan activity for the quarter ended March 31, 2006 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1	564,067	$30.65
Exercised	(13,200)	18.19

Options outstanding and exercisable, March 31	550,867	$30.96	7.6	$5,409

*	Weighted average

The total value of in-the-money options exercised during the first quarter of 2006 was $270,000.

In November 2005, Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, was issued. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Corporation is currently in the process of evaluating the alternative methods.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first three months of 2006, the Corporation repurchased 1,520 shares of its common stock in open-market transactions at prices from $39.43 to $40.00. There were no stock repurchases in the first three months of 2005.

Note 4

Securities in an unrealized loss position at March 31, 2006, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position based on management’s intent and demonstrated ability to hold such securities to scheduled maturity or call dates and management’s evaluation that there is no permanent impairment in the value of these securities.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$1,969	$30	$3,632	$111	$5,601	$141
Mortgage-backed securities	1,567	17	518	28	2,085	45
Obligations of states and political subdivisions	8,259	85	1,523	24	9,782	109

Subtotal-debt securities	11,795	132	5,673	63	17,468	295

Preferred stock	523	290	518	9	1,041	299

Total temporarily impaired securities	$12,318	$422	$6,191	$172	$18,509	$594

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was the decline in prices as interest rates have risen. There are 46 securities totaling $17.47 million in the Corporation’s debt securities portfolio considered temporarily impaired at March 31, 2006. Because the Corporation has the ability and intent to hold these investments until a recovery of unrealized losses, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2006. The primary cause of the temporary impairments in the Corporation’s investment in preferred stock was one holding in an energy company, which suffered a liquidity crisis as a result of damage to electric and gas facilities by Hurricanes Katrina and Rita. Despite the extent of the damage done, the energy company believes the impact will be relatively short term and that it has sufficient liquidity to meet its current obligations and fund its restoration efforts from its parent company’s available cash and existing credit facility. The Corporation has evaluated the prospects of the energy company in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of unrealized losses, the Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2006.

Securities in an unrealized loss position at December 31, 2005 are shown below by duration of the period of unrealized loss.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$2,463	$36	$3,158	$84	$5,621	$120
Mortgage-backed securities	1,002	10	535	27	1,537	37
Obligations of states and political subdivisions	5,094	32	1,529	26	6,623	58

Subtotal-debt securities	8,559	78	5,222	137	13,781	215

Preferred stock	592	218	523	5	1,115	223

Total temporarily impaired securities	$9,151	$296	$5,745	$142	$14,896	$438

Note 5

The Bank has a noncontributory defined benefit plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
(in 000’s)	2006	2005
Service cost	$188	$137
Interest cost	86	74
Expected return on plan assets	(107)	(87)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	2	2
Amortization of net loss	11	11

Net periodic benefit cost	$179	$136

In December 2005, the Bank made a $28,000 contribution to the plan. This payment was the maximum tax-deductible contribution for 2005 allowable under the Internal Revenue Code.

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

	Three Months Ended March 31, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,630	$576	$4,970	$—	$(683)	$13,493
Gains on sales of loans	—	3,878	—	—	(15)	3,863
Other	1,038	760	108	217	—	2,123

Total operating income	9,668	5,214	5,078	217	(698)	19,479

Expenses:
Interest expense	2,909	283	1,459	—	(718)	3,933
Personnel expenses	3,160	2,899	724	147	19	6,949
Provision for loan losses	—	—	1,275	—	—	1,275
Other	1,847	1,304	490	40	—	3,681

Total operating expenses	7,916	4,486	3,948	187	(699)	15,838

Income before income taxes	1,752	728	1,130	30	1	3,641
Provision for income taxes	398	277	429	11	—	1,115

Net income	$1,354	$451	$701	$19	$1	$2,526

Total assets	$579,244	$54,402	$123,242	$15	$(75,328)	$681,575
Capital expenditures	$2,565	$113	$93	$—	$—	$2,771

	Three Months Ended March 31, 2005

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$6,867	$510	$4,232	$—	$(517)	$11,092
Gains on sales of loans	—	3,667	—	—	12	3,679
Other	1,075	773	61	159	—	2,068

Total operating income	7,942	4,950	4,293	159	(505)	16,839

Expenses:
Interest expense	1,601	158	1,021	—	(532)	2,248
Personnel expenses	2,718	2,865	692	151	29	6,455
Provision for loan losses	100	—	989	—	—	1,089
Other	1,627	1,014	597	47	—	3,285

Total operating expenses	6,046	4,037	3,298	198	(502)	13,077

Income before income taxes	1,896	913	995	(39)	(3)	3,762
Provision for income taxes	446	346	378	(15)	—	1,155

Net income	$1,450	$567	$617	$(24)	$(3)	$2,607

Total assets	$523,515	$60,279	$107,566	$10	$(74,827)	$616,543
Capital expenditures	$1,724	$5	$27	$—	$—	$1,756

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

Note 7

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement 140. SFAS No. 156 amends SFAS No. 140 with respect to separately-recognized servicing assets and liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of SFAS No. 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Corporation does not anticipate that SFAS No. 156 will have a material effect on its financial statements.

In November 2005, FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued. The guidance in FSP 115-1 amends SFAS No. 115 and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 applies to investments in debt and equity securities and cost-method investments. The application guidance within FSP 115-1 includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other-than-temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Adoption of FSP 115 did not have a material effect on the Corporation’s financial statements.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 did not have a material effect on the Corporation’s financial statements.

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

11)	reliance on third parties for key services and

12)	accounting principles, policies and guidelines

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

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Financial Performance Measures.    For the Corporation, net income decreased 3.1 percent to $2.53 million for the first quarter ended March 31, 2006 compared to the first quarter of 2005, whereas, net income per share assuming dilution increased 8.5 percent to $.77 per share. The Corporation’s ROA was 1.51 percent for the first quarter of 2006 compared with 1.72 percent for the first quarter of 2005, and its ROE was 16.65 percent for the first quarter of 2006 compared with 14.70 percent for the first quarter of 2005. First quarter 2006 results were affected by the Corporation’s strategic growth and capital management initiatives. Lower net income and ROA in 2006 were attributable to interest expense on the short-term borrowings and trust preferred capital securities used to fund our 2005 share repurchase and operating expenses associated with growth. However, earnings per share and ROE in 2006 were positively affected by the shares repurchased through our tender offer in July 2005.

Principal Business Activities.    An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking:    Net income for C&F Bank decreased approximately $96,000 to $1.35 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The decline reflects the effect of the Virginia Peninsula branch expansion and the operations center relocation on operating expenses, as well as interest expense on short-term borrowings and trust preferred securities to fund our share repurchase in 2005 and higher operational and administrative personnel costs to support growth. Higher noninterest expenses were offset in part by an increase in net interest income, which resulted from an increase in both the amount of and yield on earning assets, and a reduction in the provision for loan losses due to improved asset quality. The Bank’s net interest margin has benefited in the short term as variable-rate loans have repriced as short-term interest rates have increased while deposits have repriced at a more gradual pace. Future earnings of the Retail Banking segment may be impacted by net interest margin compression if the lag in deposit repricing continues to diminish.

Mortgage Banking:    Net income for C&F Mortgage Corporation decreased $116,000 to approximately $451,000 for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Higher personnel and operating expenses associated with loan production growth and expansion in the number of loan production offices, along with continued profit margin compression resulting from competition, were offset in part by an increase in gains on sales of loans. For the first quarter of 2006, the amount of loan originations at C&F Mortgage resulting from refinancings was $72.86 million compared to $79.16 million for the first quarter of 2005. Loans originated for new and resale home purchases for these two time periods were $141.43 million and $123.80 million, respectively. Future earnings of the Mortgage Banking segment may be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings.

Consumer Finance:    Net income for C&F Finance Company increased $84,000 to approximately $701,000 for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase in 2006 resulted from a 19.1 percent increase in average loans outstanding, which more than offset the increases in the cost of borrowings attributable to rising interest rates, the provision for loan losses and operating expenses to support growth. Operating results in 2006 are benefiting from the completion of C&F Finance’s conversion to a new loan system, the consolidation and relocation of its operations center to a new location in Richmond, Virginia, and a change in the third-party lender for its secured revolving line of credit with financing terms that provide for a rate reduction from the prior terms and lower administration fees—all of which occurred after the first quarter of 2005. We believe that with these improvements we have established a platform with the capacity to support current operations and future growth, which will enhance long-term earnings. Future earnings at the Consumer Finance segment will be further impacted by economic conditions including, but not limited to, the employment market, interest rate levels and the resale market for used automobiles.

Capital Management.    Total assets grew by $9.62 million to $681.58 million during the first quarter of 2006 since December 31, 2005, and by $65.03 million since March 31, 2005. A detailed discussion of the changes in our financial position since December 31, 2005 is included in the section “Financial Condition.” Dividends for the first quarter of 2006 were 27 cents per share, a 12.5 percent increase over 24 cents per share in the first quarter of 2005. The weighted average number of shares outstanding in the first quarter of 2006 was 3,148,640 compared to 3,551,093 in the first quarter of 2005. This decrease resulted from the repurchase of approximately 427,000 shares of the Corporation’s common stock in 2005, which was accretive to earnings per share and ROE. On November 4, 2005, the Corporation’s board of directors approved the repurchase of up to an additional 5 percent of the Corporation’s common stock (approximately 156,783 shares) over the twelve months ending November 3, 2006.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

	Three Months Ended
	March 31, 2006		March 31, 2005
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$66,631	6.54%	$69,954	6.57%
Loans held for sale	40,735	5.66	40,417	5.06
Loans	490,725	9.81	414,205	9.30
Interest-bearing deposits in other banks	11,440	4.58	28,399	2.37

Total earning assets	$609,531	9.07%	$552,975	8.29%

Time and savings deposits	$409,355	2.33%	$370,738	1.54%
Borrowings	112,004	5.52	78,703	4.19

Total interest-bearing liabilities	$521,359	3.02%	$449,441	2.00%

Net interest margin		6.49%		6.66%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the changes from the first quarter of 2005 to the first quarter of 2006 in the components of net interest income on a taxable-equivalent basis. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	2006 from 2005
	Increase (Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(16)	$(44)	$(60)
Loans	678	1,793	2,471
Interest-bearing deposits in other banks	100	(137)	(37)

Total interest income	762	1,612	2,374

Interest expense:
Time and savings deposits	733	231	964
Borrowings	308	413	721

Total interest expense	1,041	644	1,685

Change in net interest income	$(279)	$968	$689

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2006 was $9.89 million compared to $9.20 million for the first quarter of 2005. The higher net interest income resulted primarily from a 10.2 percent increase in the average balance of interest-earning assets, which was partially offset by a decrease in net interest margin to 6.49 percent in the first quarter of 2006 from 6.66 percent in the first quarter of 2005. The decrease in the net interest margin was a result of a 102 basis point increase in the rate on interest-bearing liabilities that was offset in part by a 78 basis point increase in the yield on interest-earning assets.

All of the Corporation’s principal business segments experienced loan growth during the first quarter of 2006 compared to the first quarter of 2005. The majority of the growth occurred at the Retail Banking segment with an increase in average loans of $58.48 million and at the Consumer Finance segment with an increase in average loans of $18.04 million. The increase in loans in the Retail Banking segment was mainly attributable to loan production in the Virginia Peninsula market and residential construction loan growth. The increase in loans at the Consumer Finance segment was mainly attributable to overall growth at existing locations. The yield on loans held for investment and loans held for sale increased as a result of a general increase in interest rates since mid-2004.

Average securities available for sale decreased $3.32 million during the first quarter of 2006 compared to the first quarter of 2005 and their average yield decreased only slightly. The decline in the average balance resulted from the utilization of proceeds from maturities and calls to partially fund the increase in loan demand.

Average interest-earning deposits at other banks, primarily the FHLB, decreased $16.96 million during the first quarter of 2006 compared to the first quarter of 2005; however, their average yield increased 221 basis points. The decline in the average balance resulted from the liquidation of these low-yielding deposits to fund the increase in loan demand. The yield increase reflected the increase in short-term interest rates beginning in mid-2004.

Although average interest-bearing deposits increased $38.62 million during the first quarter of 2006 compared to the first quarter of 2005, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 79 basis points during 2006 due to an increase in short-term interest rates, coupled with the repricing of maturing deposits at higher interest rates.

Average borrowings increased $33.30 million during the first quarter of 2006 compared to the first quarter of 2005. This was a result of an increase in borrowings from a third-party lender to fund the increase in loans at the Consumer Finance segment, a new line of credit from a third-party and the issuance of trust preferred capital securities to fund the Corporation’s repurchase of 427,186 shares of its common stock in the third quarter of 2005. The majority of these borrowings are indexed to short-term interest rates and reprice as short-term interest rates change. Accordingly, the average cost of borrowings increased 133 basis points during the first quarter of 2006.

The net interest margin has benefited in the short term as variable-rate loans have repriced as short-term interest rates have increased. However, we expect net interest margin compression to occur in 2006 as the favorable impact of the deposit repricing lag lessens in the longer term and the cost of borrowings continues to increase.

Noninterest Income

	Three Months Ended March 31, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,878	$—	$(15)	$3,863
Service charges on deposit accounts	674	—	—	—	674
Other service charges and fees	273	752	67	—	1,092
Gain on calls of available for sale securities	31	—	—	—	31
Other income	60	8	41	217	326

Total noninterest income	$1,038	$4,638	$108	$202	$5,986

	Three Months Ended March 31, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,667	$—	$12	$3,679
Service charges on deposit accounts	652	—	—	—	652
Other service charges and fees	243	767	—	—	1,010
Gain on calls of available for sale securities	—	—	—	—	—
Other income	180	6	61	159	406

Total noninterest income	$1,075	$4,440	$61	$171	$5,747

Total noninterest income increased 4.2 percent to $5.99 million for the first quarter of 2006 from $5.75 million for the first quarter of 2005. This increase was attributable to (1) higher gains on sales of loans at the Mortgage Banking segment resulting from an increase in the volume of loans closed and sold and (2) higher service charges and fees at the Consumer Finance segment resulting from fees generated from loan processing and collection. Noninterest income declined at the Retail Banking segment because of a gain recognized in 2005 upon the sale of land adjacent to an existing branch site, offsetting the increase in service charges on deposit accounts and other service charges and fees resulting from deposit growth since the first quarter of 2005.

Noninterest Expense

	Three Months Ended March 31, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,160	$2,899	$724	$166	$6,949
Occupancy expense	727	414	61	6	1,208
Other expenses	1,120	890	429	34	2,473

Total noninterest expense	$5,007	$4,203	$1,214	$206	$10,630

	Three Months Ended March 31, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$2,718	$2,865	$692	$180	$6,455
Occupancy expense	604	300	45	6	955
Other expenses	1,023	714	552	41	2,330

Total noninterest expense	$4,345	$3,879	$1,289	$227	$9,740

Total noninterest expense increased 9.17 percent to $10.63 million for the first quarter of 2006 from $9.74 million for the first quarter of 2005. The Retail Banking segment reported an increase in total noninterest expense that was primarily attributable to higher personnel and operating expenses to support growth and technology enhancements. First quarter earnings of the Retail Banking segment included costs associated with our new retail banking branch in Hampton, Virginia, which opened in the first quarter of 2006, and the Kiln Creek branch, which will open in the second quarter of 2006; the start-up costs for an additional two retail bank branches in the Richmond, Virginia area, which will open in 2006; and costs related to our new operations center, which opened in late 2005. The increase in noninterest expenses for the Mortgage Banking segment reflected higher production-based compensation due to an increase in loan production and operating expenses due to an increase in the number of loan production offices.

Income Taxes

Income tax expense for the three months ended March 31, 2006 amounted to $1.12 million, resulting in an effective tax rate of 30.6 percent, compared to $1.16 million, or 30.7 percent, for the three months ended March 31, 2005.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for periods indicated:

	Three Months Ended March 31, 2006
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,718	$8,346	$13,064
Provision for loan losses	—	1,275	1,275

	4,718	9,621	14,339
Loans charged off	(147)	(1,116)	(1,263)
Recoveries of loans previously charged off	114	268	382

Net loans charged off	(33)	(848)	(881)

Allowance, end of period	$4,685	$8,773	$13,458

	Three Months Ended March 31, 2005
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,460	$6,684	$11,144
Provision for loan losses	100	989	1,089

	4,560	7,673	12,233
Loans charged off	(51)	(790)	(841)
Recoveries of loans previously charged off	16	340	356

Net loans charged off	(35)	(450)	(485)

Allowance, end of period	$4,525	$7,223	$11,748

During the first quarter of 2006, there was a slight decline in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2005. No provision was made to increase the allowance because we believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of C&F Finance, accounted for the majority of the activity in the allowance for loan losses during the first quarter of 2006. The increase in the provision for loan losses occurred as a result of loan growth and higher charge-offs. The increase in charge-offs is partially attributable to fewer loan losses being deducted from dealer bad debt reserves, which are no longer being withheld from dealers.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	March 31, 2006	December 31, 2005
Nonperforming assets*	$3,526	$4,083
Accruing loans past due for 90 days or more	$3,524	$3,826
Allowance for loan losses	$4,685	$4,718

Nonperforming assets to total loans**	.91%	1.11%
Allowance for loan losses to total loans**	1.21	1.29
Allowance for loan losses to nonperforming assets	132.87	115.56

*	Nonperforming assets consist solely of nonaccrual loans for each period presented.
**	Loans exclude Consumer Finance segment loans presented below.

Consumer Finance

(in 000’s)	March 31, 2006	December 31, 2005
Nonaccrual loans	$745	$1,819
Accruing loans past due for 90 days or more	$8	$26
Allowance for loan losses	$8,773	$8,346

Nonaccrual consumer finance loans to total consumer finance loans	.64%	1.64%
Allowance for loan losses to total consumer finance loans	7.57	7.51

Nonperforming assets and accruing loans past due 90 days or more of the combined Retail and Mortgage Banking segments at March 31, 2006 and December 31, 2005 consisted primarily of one commercial relationship. In March 2006, the borrower entered into a contract to sell the real estate collateral for these loans. Based upon the current terms of the contract between the borrower and the purchaser, no losses are expected on this relationship and any recovery of past due interest and expenses will be recognized upon the closing of the sale of the collateral.

Nonaccrual loans of the Consumer Finance segment as a percentage of total consumer finance loans declined 100 basis points since December 31, 2005, while the ratio of the allowance for loan losses to total consumer finance loans increased slightly during the same period. The decline in nonaccrual loans reflected cyclical behavior and C&F Finance’s overall effort to reduce nonperforming assets. The allowance for loan losses ratio at March 31, 2006 continued to approximate the ratio at December 31, 2005.

FINANCIAL CONDITION

At March 31, 2006, the Corporation had total assets of $681.58 million compared to $671.96 million at December 31, 2005. The increase was principally a result of an increase in loans held for sale and loans held for investment, which was offset in part by a decline in interest-bearing deposits in other banks. Growth in loan demand was funded by reducing the amount the Corporation placed in lower-yielding overnight funds and additional borrowings.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

	March 31, 2006		December 31, 2005
(in 000’s)	Amount	Percent	Amount	Percent
Real estate - mortgage	$101,683	20%	$96,850	21%
Real estate - construction	17,712	4	20,222	4
Commercial, financial and agricultural	231,815	46	216,081	45
Equity lines	24,885	5	24,662	5
Consumer	10,001	2	9,574	2
Consumer- C&F Finance	115,954	23	111,141	23

Total loans	502,050	100%	478,530	100%

Less unearned loan fees	(402)		(427)
Less allowance for loan losses
Retail and Mortgage Banking	(4,685)		(4,718)
Consumer Finance	(8,773)		(8,346)

Total loans, net	$488,190		$465,039

The increase in loans held for investment occurred predominantly in (1) the variable-rate category of commercial loans and (2) the fixed-rate category of consumer loans at C&F Finance. Typically, growth in variable-rate loans will favorably impact net interest margin in a rising rate environment. There was also growth in fixed-rate consumer loans at C&F Finance, which are funded by variable-rate borrowings; therefore, net interest margin at C&F Finance will be negatively impacted in a rising interest rate environment.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	March 31,2006		December 31, 2005
(in 000’s)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$6,100	9%	$6,118	9%
Mortgage-backed securities	2,837	4	2,562	4
Obligations of states and political subdivisions	53,127	81	52,524	81

Total debt securities	62,064	94	61,204	94
Preferred stock	3,917	6	4,097	6

Total available for sale securities	$65,981	100%	$65,301	100%

Deposits

Deposits totaled $488.11 million at March 31, 2006 compared to $495.44 million at December 31, 2005. This decrease occurred in interest-bearing demand deposits as a result of increasing competition for lower-costing funds in the rising rate environment.

Borrowings

Borrowings totaled $108.67 million at March 31, 2006 compared to $92.00 million at December 31, 2005. This increase occurred in the Retail Banking and Consumer Finance segments to partially fund loan growth.

Off-Balance Sheet Arrangements

As of March 31, 2006, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Contractual Obligations

As of March 31, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available-for-sale, at March 31, 2006 totaled $45.55 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.00 million that had no outstanding balance as of March 31, 2006, an established line with the FHLB that had $30.00 million outstanding under a total line of $122.07 million as of March 31, 2006, an unsecured revolving line of credit with a third-party lender that had $7.00 million outstanding under a total line of $7.00 million as of March 31, 2006 and a revolving line of credit with a third party bank that had $66.47 million outstanding under a total line of $85.00 million as of March 31, 2006. We have no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total Capital (to Risk-Weighted Assets)
Corporation	$67,450	12.1%	$44,703	8.0%	N/A	N/A
Bank	69,270	12.5	44,333	8.0	$55,416	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	60,385	10.8	22,352	4.0	N/A	N/A
Bank	62,262	11.2	22,167	4.0	33,250	6.0
Tier I Capital (to Average Assets)
Corporation	60,385	9.2	26,399	4.0	N/A	N/A
Bank	62,262	9.5	26,204	4.0	32,755	5.0

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Corporation	$65,295	12.2%	$42,707	8.0%	N/A	N/A
Bank	67,144	12.7	42,291	8.0	$52,864	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	58,531	11.0	21,354	4.0	N/A	N/A
Bank	60,463	11.4	21,146	4.0	31,718	6.0
Tier I Capital (to Average Assets)
Corporation	58,531	8.9	26,270	4.0	N/A	N/A
Bank	60,463	9.3	26,025	4.0	32,531	5.0

The capital ratios presented above for the Corporation include the effect of the Corporation’s repurchase of 427,186 shares of its common stock at $41 per share on July 27, 2005. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the share repurchase. The trust preferred securities are treated as Tier 1 capital for regulatory capital adequacy determination purposes up to 25 percent of Tier 1 capital after their inclusion. Accordingly, the entire $10.00 million of the Corporation’s trust preferred securities is included in Tier 1 capital in the Corporation’s capital ratios presented above.

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
January 1-31, 2006	—	$—	—	156,683
February 1-28, 2006	1,320	39.58	1,320	155,363
March 1-31, 2006	200	39.43	200	155,163

Total	1,520	$39.56	1,520

[1]	On November 4, 2005, the Corporation’s board of directors authorized the repurchase of up to 5 percent of the Corporation’s common stock (approximately 156,783 shares) over the twelve months ending November 3, 2006. The stock will be purchased in the open market and/or by privately negotiated transactions, as management and the board of directors deem prudent.

ITEM 6.	EXHIBITS

(a)	Exhibits–

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.2	Bylaws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 5, 2006	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2006	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)