Form 10-Q
period 2006-06-30
C & F FINANCIAL CORP
filed 2006-08-14
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exhange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

        At August 9, 2006, the latest practicable date for determination, 3,150,446 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and due from banks	$17,489	$13,316
Interest-bearing deposits in other banks	9,920	29,562

Total cash and cash equivalents	27,409	42,878
Securities-available for sale at fair value, amortized cost of $64,397 and $64,021, respectively	64,517	65,301
Loans held for sale, net	57,034	39,677
Loans, net	499,447	465,039
Federal Home Loan Bank stock	2,678	1,876
Corporate premises and equipment, net of accumulated depreciation	32,292	29,147
Accrued interest receivable	3,979	3,664
Goodwill	10,724	10,724
Other assets	17,591	13,651

Total assets	$715,671	$671,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest bearing demand deposits	$91,448	$78,934
Savings and interest-bearing demand deposits	182,736	195,211
Time deposits	236,821	221,293

Total deposits	511,005	495,438
Short-term borrowings	26,403	13,529
Long-term borrowings	86,620	78,475
Trust preferred capital notes	10,310	10,310
Accrued interest payable	1,580	1,306
Other liabilities	16,030	12,813

Total liabilities	651,948	611,871

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,149,646 and 3,140,868 shares issued and outstanding, respectively)	3,150	3,141
Additional paid-in capital	77	183
Retained earnings	60,418	55,930
Accumulated other comprehensive income, net	78	832

Total shareholders’ equity	63,723	60,086

Total liabilities and shareholders’ equity	$715,671	$671,957

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$14,172	$10,731	$26,767	$20,849
Interest on money market investments	144	70	275	238
Interest and dividends on securities
U.S. government agencies and corporations	60	72	119	146
Tax-exempt obligations of states and political subdivisions	585	600	1,169	1,209
Corporate bonds and other	89	140	213	263

Total interest income	15,050	11,613	28,543	22,705

Interest expense
Savings and interest bearing deposits	549	411	1,112	803
Certificates of deposit, $100 or more	750	367	1,364	672
Other time deposits	1,353	830	2,564	1,557
Borrowings	1,891	1,080	3,436	1,904

Total interest expense	4,543	2,688	8,476	4,936

Net interest income	10,507	8,925	20,067	17,769

Provision for loan losses	825	1,184	2,100	2,273

Net interest income after provision for loan losses	9,682	7,741	17,967	15,496

Noninterest income
Gains on sales of loans	4,256	4,570	8,119	8,249
Service charges on deposit accounts	898	678	1,572	1,330
Other service charges and fees	1,260	1,246	2,352	2,256
Gains on calls of available for sale securities	50	15	81	15
Other income	418	386	744	792

Total noninterest income	6,882	6,895	12,868	12,642

Noninterest expenses
Salaries and employee benefits	7,153	7,084	14,102	13,539
Occupancy expenses	1,326	892	2,534	1,847
Other expenses	2,660	2,277	5,133	4,607

Total noninterest expenses	11,139	10,253	21,769	19,993

Income before income taxes	5,425	4,383	9,066	8,145
Income tax expense	1,699	1,375	2,814	2,530

Net income	$3,726	$3,008	$6,252	$5,615

Per share data
Net income – basic	$1.18	$.85	$1.99	$1.58
Net income – assuming dilution	$1.14	$.82	$1.91	$1.52
Cash dividends paid and declared	$.29	$.24	$.56	$.48
Weighted average number of shares – basic	3,150,352	3,557,512	3,149,496	3,554,303
Weighted average number of shares – assuming dilution	3,275,074	3,687,448	3,274,768	3,686,499

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2005	$3,141	$183		$55,930	$832	$60,086

Comprehensive income
Net income			$6,252	6,252		6,252
Other comprehensive loss, net of tax
Net change in unrealized net holding gains on securities, net of reclassification adjustment			(754)		(754)	(754)

Comprehensive income			$5,498

Repurchase of common stock	(12)	(459)				(471)

Stock options granted		23				23

Stock options exercised	21	330				351

Cash dividends				(1,764)		(1,764)

June 30, 2006	$3,150	$77		$60,418	$78	$63,723

Disclosure of Reclassification Amount:

Change in unrealized net holding gains on securities during period			$(701)
Less: reclassification adjustment for gains included in net income			(53)

Net change in unrealized net holding gains on securities			$(754)

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,252	$5,615
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	992	695
Amortization of intangible assets	—	55
Provision for loan losses	2,100	2,273
Accretion of discounts and amortization of premiums on investment securities, net	17	9
Net realized gains on calls of securities	(81)	(15)
Proceeds from sale of loans	459,251	458,027
Origination of loans held for sale	(476,608)	(504,648)
Stock option compensation	23	—
Change in other assets and liabilities:
Accrued interest receivable	(315)	(407)
Other assets	(3,534)	1,947
Accrued interest payable	274	435
Other liabilities	3,217	3,030

Net cash used in operating activities	(8,412)	(32,984)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	5,143	5,544
Purchase of securities available for sale	(5,455)	(3,273)
Net increase in customer loans	(36,508)	(48,550)
Purchase of corporate premises and equipment	(4,208)	(4,568)
Sale of corporate premises and equipment	71	128
Net purchases of Federal Home Loan Bank stock	(802)	(939)

Net cash used in investing activities	(41,759)	(51,658)

Cash flows from financing activities:
Net increase in demand, interest bearing demand and savings deposits	39	2,770
Net increase in time deposits	15,528	14,234
Net increase in borrowings	21,019	56,110
Repurchase of common stock	(471)	(17,645)
Proceeds from exercise of stock options	351	307
Cash dividends	(1,764)	(1,708)

Net cash provided by financing activities	34,702	54,068

Net decrease in cash and cash equivalents	(15,469)	(30,574)
Cash and cash equivalents at beginning of period	42,878	45,186

Cash and cash equivalents at end of period	$27,409	$14,612

Supplemental disclosure
Interest paid	$8,202	$4,501
Income taxes paid	$2,347	$2,773

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Prior to January 1, 2006, the Corporation accounted for its three share-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, stock compensation expense was not recognized in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. However, notes to prior financial statements included pro forma disclosures of the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to share-based compensation.

The following table presents the pro forma disclosures for the quarter and six months ended June 30, 2005.

(in 000’s, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$3,008	$5,615
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	433	934

Pro forma net income	$2,575	$4,681

Earnings per share:
Basic – as reported	$.85	$1.58
Basic – pro forma	$.72	$1.32
Diluted – as reported	$.82	$1.52
Diluted – pro forma	$.70	$1.27

The Corporation has elected to follow the modified prospective transition method allowed by SFAS No. 123(R). Under the modified prospective transition method, compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. On December 20, 2005, the Corporation accelerated the vesting of all unvested stock options outstanding under the Corporation’s three share-based compensation plans. The board of directors accelerated the vesting of these options in order to eliminate the Corporation’s recognition of compensation expense associated with these options under the SFAS No. 123(R) modified prospective transition method. Because there were no unvested options outstanding at January 1, 2006, no share-based compensation expense has been recognized in 2006 for options granted prior to January 1, 2006. Compensation expense for the quarter and six months ended June 30, 2006 included $23,000 ($15,000 after tax) for options granted during the second quarter of 2006. As of June 30, 2006, there was $114,000 of total unrecognized compensation expense related to nonvested stock options that will be recognized over the remaining requisite service period.

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2006	564,067	$30.65
Granted	13,500	39.60
Exercised	(20,800)	16.86

Options outstanding at June 30, 2006	556,767	$31.38	7	$4,509

Options exercisable at June 30, 2006	543,267	$31.18	7	$4,509

*	Weighted average

The total intrinsic value of in-the-money options exercised during the first half of 2006 was $463,000. Cash received from option exercises during the first half of 2006 was $351,000. The Corporation has a policy of issuing new shares, as opposed to repurchasing shares on the open market, to satisfy share options exercises.

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

Note 3

During the first six months of 2006, the Corporation repurchased 12,022 shares of its common stock in open-market transactions at prices from $39.43 to $40.00. There were no stock repurchases in the first six months of 2005.

On June 1, 2005, the Corporation made an offer to its shareholders to repurchase up to 180,000 shares of its common stock at a price of $41.00 per share. The initial expiration date of the offer was June 30, 2005. The number of shares tendered by the expiration date far exceeded the 180,000 shares initially authorized. Therefore, the Corporation’s Board of Directors extended the expiration date of its offer until July 22, 2005 and increased the number of shares subject to the offer to up to 450,000 shares. The tender offer expired on July 22, 2005 and 427,186 tendered shares of the Corporation’s common stock were accepted on July 27, 2005. The total cost of the repurchase, including transaction costs, approximated $17.6 million, which was reflected in the Corporation’s financial statements as of and for the six months ended June 30, 2005.

Note 4

Securities in an unrealized loss position at June 30, 2006, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position based on management’s intent and demonstrated ability to hold such securities to scheduled maturity or call dates and management’s evaluation that there is no permanent impairment in the value of these securities.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$2,391	$54	$3,593	$150	$5,984	$204
Mortgage-backed securities	1,596	45	490	34	2,086	79
Obligations of states and political subdivisions	12,448	157	1,854	48	14,302	205

Subtotal-debt securities	16,435	256	5,937	232	22,372	488

Preferred stock	1,141	314	553	71	1,694	385

Total temporarily impaired securities	$17,576	$570	$6,490	$303	$24,066	$873

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was the decline in prices as interest rates have risen. There are 65 securities totaling $22.4 million in the Corporation’s debt securities portfolio considered temporarily impaired at June 30, 2006. Because the Corporation has the intent and demonstrated ability to hold these investments until a recovery of unrealized losses, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2006. The primary cause of the temporary impairments in the Corporation’s investment in preferred stock was one holding in an energy company, which suffered a liquidity crisis as a result of damage to electric and gas facilities by Hurricanes Katrina and Rita. Despite the extent of the damage done, the energy company believes the impact will be relatively short term and that it has sufficient liquidity to meet its current obligations and fund its restoration efforts from its parent company’s available cash and existing credit facility. The Corporation has evaluated the prospects of the energy company in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s intent and demonstrated ability to hold this investment for a reasonable period of time sufficient for a forecasted recovery of unrealized losses, the Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2006.

Securities in an unrealized loss position at December 31, 2005 are shown below by duration of the period of unrealized loss.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$2,463	$36	$3,158	$84	$5,621	$120
Mortgage-backed securities	1,002	10	535	27	1,537	37
Obligations of states and political subdivisions	5,094	32	1,529	26	6,623	58

Subtotal-debt securities	8,559	78	5,222	137	13,781	215

Preferred stock	592	218	523	5	1,115	223

Total temporarily impaired securities	$9,151	$296	$5,745	$142	$14,896	$438

Note 5

The Bank has a noncontributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended June 30,
	2006	2005
Service cost	$188	$137
Interest cost	86	74
Expected return on plan assets	(107)	(87)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	2	2
Amortization of net loss	11	11

Net periodic benefit cost	$179	$136

(in 000’s)	Six Months Ended June 30,
	2006	2005
Service cost	$376	$274
Interest cost	172	148
Expected return on plan assets	(214)	(174)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	4	4
Amortization of net loss	22	22

Net periodic benefit cost	$358	$272

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

(in 000’s)	Three Months Ended June 30, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,003	$643	$5,175	$—	$(771)	$15,050
Gains on sales of loans	—	4,265	—	—	(9)	4,256
Other	1,332	897	107	290	—	2,626

Total operating income	11,335	5,805	5,282	290	(780)	21,932

Expenses:
Interest expense	3,354	324	1,651	—	(786)	4,543
Provision for loan losses	(250)	—	1,075	—	—	825
Personnel expenses	3,173	2,992	761	208	19	7,153
Other	1,969	1,495	484	38	—	3,986

Total operating expenses	8,246	4,811	3,971	246	(767)	16,507

Income before income taxes	3,089	994	1,311	44	(13)	5,425
Provision for income taxes	807	381	498	17	(4)	1,699

Net income	$2,282	$613	$813	$27	$(9)	$3,726

Total assets	$582,242	$70,660	$128,359	$70	$(65,660)	$715,671
Capital expenditures	$1,330	$67	$37	$3	$—	$1,437

(in 000’s)	Three Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$7,485	$834	$4,069	$—	$(775)	$11,613
Gains on sales of loans	—	4,568	—	—	2	4,570
Other	997	980	79	269	—	2,325

Total operating income	8,482	6,382	4,148	269	(773)	18,508

Expenses:
Interest expense	1,899	393	1,191	—	(795)	2,688
Provision for loan losses	100	—	1,084	—	—	1,184
Personnel expenses	2,753	3,481	695	122	33	7,084
Other	1,643	1,274	201	51	—	3,169

Total operating expenses	6,395	5,148	3,171	173	(762)	14,125

Income before income taxes	2,087	1,234	977	96	(11)	4,383
Provision for income taxes	498	469	372	36	—	1,375

Net income	$1,589	$765	$605	$60	$(11)	$3,008

Total assets	$573,581	$101,566	$114,127	$15	$(117,131)	$672,158
Capital expenditures	$2,712	$87	$13	$—	$—	$2,812

(in 000’s)	Six Months Ended June 30, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$18,633	$1,219	$10,145	$—	$(1,454)	$28,543
Gains on sales of loans	—	8,143	—	—	(24)	8,119
Other	2,370	1,657	215	507	—	4,749

Total operating income	21,003	11,019	10,360	507	(1,478)	41,411

Expenses:
Interest expense	6,263	607	3,110	—	(1,504)	8,476
Provision for loan losses	(250)	—	2,350	—	—	2,100
Personnel expenses	6,333	5,891	1,485	355	38	14,102
Other	3,816	2,799	974	78	—	7,667

Total operating expenses	16,162	9,297	7,919	433	(1,466)	32,345

Income before income taxes	4,841	1,722	2,441	74	(12)	9,066
Provision for income taxes	1,205	658	927	28	(4)	2,814

Net income	$3,636	$1,064	$1,514	$46	$(8)	$6,252

Total assets	$582,242	$70,660	$128,359	$70	$(65,660)	$715,671
Capital expenditures	$3,895	$180	$130	$3	$—	$4,208

(in 000’s)	Six Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$14,352	$1,344	$8,301	$—	$(1,292)	$22,705
Gains on sales of loans	—	8,235	—	—	14	8,249
Other	2,072	1,753	140	428	—	4,393

Total operating income	16,424	11,332	8,441	428	(1,278)	35,347

Expenses:
Interest expense	3,500	551	2,212	—	(1,327)	4,936
Provision for loan losses	200	—	2,073	—	—	2,273
Personnel expenses	5,471	6,346	1,386	273	63	13,539
Other	3,270	2,288	798	98	—	6,454

Total operating expenses	12,441	9,185	6,469	371	(1,264)	27,202

Income before income taxes	3,983	2,147	1,972	57	(14)	8,145
Provision for income taxes	944	815	750	21	—	2,530

Net income	$3,039	$1,332	$1,222	$36	$(14)	$5,615

Total assets	$573,581	$101,566	$114,127	$15	$(117,131)	$672,158
Capital expenditures	$4,436	$92	$40	$—	$—	$4,568

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The

Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans and charges the Consumer Finance segment interest at LIBOR plus 180 basis points. The Retail Banking segment acquires certain lot and permanent loans, second mortgage loans and home equity lines of credit from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

1)	interest rates;

2)	general economic conditions;

3)	the legislative/regulatory climate;

4)	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

5)	the quality or composition of the loan or investment portfolios;

6)	demand for loan products;

7)	deposit flows;

8)	competition;

9)	demand for financial services in the Corporation’s market area;

10)	technology;

11)	reliance on third parties for key services; and

12)	accounting principles, policies and guidelines.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay, overall portfolio quality, concentrations of credit risk and specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

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

Impairment of Securities: Impairment of investment securities results in a write-down that must be included in net income when a market value decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market value decline, the financial health of and specific prospects for the issuer and our ability and intention with regard to holding the security to maturity.

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

Financial Performance Measures. For the Corporation, net income increased 23.9 percent to $3.73 million, or $1.14 per share assuming dilution, for the second quarter ended June 30, 2006 compared to $3.01 million, or 82 cents per share assuming dilution, for the second quarter of 2005. Net income for the first half of 2006 increased 11.3 percent to $6.25 million, or $1.91 per share assuming dilution, compared to $5.62 million, or $1.52 per share assuming dilution, for the first half of 2005. Earnings per share assuming dilution increased 39.0 percent for the second quarter of 2006 and 25.7 percent for the first six months of 2006 over the same periods in 2005. Highlights thus far in 2006 are the Corporation’s continued earnings strength, double-digit percentage growth in earnings per share, expansion within our markets and resolution of the Corporation’s single largest nonperforming loan relationship. These highlights reflect the impact of our strategic capital management and growth initiatives. While expenses associated with our growth initiatives increased during 2006, higher net income in 2006 coupled with the effect of our large share repurchase in 2005 resulted in an increase in earnings per share.

Net income for the second quarter and the first six months of 2006 included $728,000, after tax, attributable to the recovery of past due interest and a reduction in the Corporation’s loan loss allowance in connection with the pay-off of previously nonperforming loans of one commercial relationship. Excluding the 22 cents per share after-tax effect of this transaction, the Corporation’s earnings were $3.00 million, or 92 cents per share assuming dilution, for the second quarter ended June 30, 2006 and $5.52 million, or $1.69 per share assuming dilution, for the first half of 2006, which represents a 12.2 percent and an 11.2 percent increase in earnings per share for the three and six months ended June 30, 2006, respectively, over the same periods in 2005.

The Corporation’s annualized ROE and annualized ROA were 23.72 percent and 2.16 percent, respectively, for the second quarter of 2006 and 20.25 percent and 1.84 percent, respectively, for the first half of 2006. Excluding the effect of the commercial loan pay-off, the Corporation’s annualized ROE was 19.09 percent for the second quarter and 17.89 percent for the first six months of 2006, compared with 16.48 percent for the second quarter and 15.60 percent for the first half of last year. The annualized ROA, excluding the effect of the commercial loan pay-off, was 1.73 percent for the second quarter and 1.62 percent for the first six months of this year, compared with 1.90 percent for the second quarter and 1.81 percent for the first half of last year. The increase in ROE in 2006, excluding the effect of the commercial loan pay-off, resulted from the accretive effect of the share repurchase in July 2005. The decline in ROA in 2006, excluding the effect of the commercial loan pay-off, resulted from a slight decline in earnings coupled with an approximate ten percent increase in average assets, primarily loans held for investment and new facilities.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Second quarter net income for C&F Bank increased to $2.28 million in 2006 compared to $1.59 million in 2005. Net income for the first half of 2006 increased to $3.64 million compared to $3.04 million in 2005. Net income for the second quarter and the first six months of 2006 included $728,000, after tax, recognized in connection with the pay-off of previously nonperforming loans of one commercial relationship. Excluding this amount, the Bank’s second quarter net income was $1.55 million and net income for the first half of 2006 was $2.91 million. Earnings in 2006 included the effect on operating expenses of the Virginia Peninsula branch expansion and the operations center relocation, as well as interest expense on borrowings and trust preferred securities to fund our share repurchase in 2005 and higher operational and administrative personnel costs to support growth. Higher expenses were offset in part by an increase in net interest income, which resulted from an increase in both the amount of and yield on earning assets and an increase in service charges on deposit accounts. The Bank’s net interest margin has benefited in the short term as variable-rate loans have repriced as short-term interest rates have increased while deposits have repriced at a more gradual pace. Future earnings of the Retail Banking segment may be impacted by net interest margin compression if the lag in deposit repricing continues to diminish.

Mortgage Banking: Second quarter net income for C&F Mortgage Corporation decreased to $613,000 in 2006 compared to $765,000 in 2005. Net income for the first half of 2006 decreased to $1.06 million compared to $1.33 million in 2005. These declines reflected reduced loan volume as demand for residential mortgage loans and refinancings has moderated as interest rates have increased. Gains on loan sales have declined due to increasingly narrow profit margins resulting from competition and ancillary fees have declined due to a decline in loan originations. C&F Mortgage has also experienced a decrease in net interest income resulting from a lower average balance of loans held for sale and net interest margin compression due to the increasing cost of funds. For the second quarter of 2006, the amount of loan originations at C&F Mortgage resulting from refinancings was $65.58 million compared to $87.4 million for the second quarter of 2005. Loans originated for new and resale home purchases for these two time periods were $196.74 million and $214.3 million, respectively. For the first half of 2006, the amount of loan originations at C&F Mortgage resulting from refinancings was $138.44 million compared to $166.50 million for the first half of 2005. Loans originated for new and resale home purchases for these two six-month periods were $338.17 million compared to $338.10 million. Future earnings of the Mortgage Banking segment may be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings. C&F Mortgage’s 2006 results included a $75,000 pre-tax charge to income in the second quarter for an insurance deductible associated with an embezzlement of funds as described in Item 4.-Controls and Procedures.

Consumer Finance: Second quarter net income for C&F Finance Company increased to $813,000 in 2006 compared to $605,000 in 2005. Net income for the first half of 2006 increased to $1.51 million compared to $1.22 million in 2005. The earnings improvements in the second quarter and the first half of 2006 resulted from respective 15.7 percent and 17.3 percent increases in average loans outstanding, which more than offset the decline in C&F Finance’s net interest margins attributable to increases in the cost of borrowings resulting from rising interest rates and operating expenses to support growth. Operating results in 2006 benefited from the completion of C&F Finance’s conversion to a new loan system, the consolidation and relocation of its operations center to a new location in Richmond, Virginia, and a change in the third-party lender for its secured revolving line of credit with financing terms that provide for a rate reduction from the prior terms and lower administration fees—all of which occurred after the first quarter of 2005. We believe that with these improvements we have established a platform with the capacity to support current operations and future growth, which will enhance long-term earnings. In addition to earnings growth during 2006, nonaccrual consumer finance loans as a percentage of total consumer finance loans was at an all-time low of less than one percent as of June 30, 2006, which reflected C&F Finance Company’s overall effort to reduce nonperforming assets. Future earnings at the Consumer Finance segment will be further impacted by economic conditions including, but not limited to, the employment market, interest rate levels and the resale market for used automobiles.

Capital Management. Total assets grew by $43.71 million to $715.67 million during the first half of 2006. A detailed discussion of the changes in our financial position since December 31, 2005 is included in the section “Financial Condition.” Dividends for the first half of 2006 were 56 cents per share, a 16.7 percent increase over 48 cents per share in the first half of 2005. The weighted average number of shares outstanding in the first half of 2006 was 3,149,496 compared to 3,554,303 in the first half of 2005. This decrease resulted from the repurchase of approximately 427,000 shares of the Corporation’s common stock in 2005, which was accretive to earnings per share and ROE. On November 4, 2005, the Corporation’s board of directors approved the repurchase of up to an additional 5 percent of the Corporation’s common stock (approximately 156,783 shares) over the twelve months ending November 3, 2006. Since inception, 12,122 shares have been repurchased under this authorization.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

(in 000’s)	Three Months Ended
	June 30, 2006		June 30, 2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$67,855	6.22%	$70,067	6.56%
Loans held for sale	39,913	6.44	62,193	5.36
Loans	510,203	10.11	441,815	9.16
Interest bearing deposits in other banks	11,906	4.84	9,802	2.90

Total earning assets	$629,877	9.36%	$583,877	8.33%

Time and savings deposits	$409,597	2.59%	$375,346	1.71%
Borrowings	127,374	5.94	97,485	4.43

Total interest bearing liabilities	$536,971	3.38%	$472,831	2.27%

Net interest margin		6.48%		6.49%

(in 000’s)	Six Months Ended
	June 30, 2006		June 30, 2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$67,247	6.38%	$70,011	6.57%
Loans held for sale	40,322	6.05	51,365	5.23
Loans	500,518	10.05	428,086	9.13
Interest bearing deposits in other banks	11,674	4.71	19,049	2.51

Total earning assets	$619,761	9.29%	$568,511	8.24%

Time and savings deposits	$409,477	2.46%	$373,055	1.62%
Borrowings	119,732	5.74	88,145	4.32

Total interest bearing liabilities	$529,209	3.20%	$461,200	2.14%

Net interest margin		6.55%		6.51%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following tables show the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the second quarter of 2005 to the second quarter of 2006 and from the first half of 2005 to the first half of 2006. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	Three Months Ended June 30, 2006
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(60)	$(35)	$(95)
Loans	2,156	1,090	3,246
Interest-bearing deposits in other banks	55	19	74

Total interest income	2,151	1,074	3,225

Interest expense:
Time and savings deposits	775	269	1,044
Borrowings	409	402	811

Total interest expense	1,184	671	1,855

Change in net interest income	$967	$403	$1,370

	Six Months Ended June 30, 2006
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(89)	$(66)	$(155)
Loans	3,090	2,825	5,915
Interest-bearing deposits in other banks	154	(117)	37

Total interest income	3,155	2,642	5,797

Interest expense:
Time and savings deposits	1,514	494	2,008
Borrowings	748	784	1,532

Total interest expense	2,262	1,278	3,540

Change in net interest income	$893	$1,364	$2,257

Net interest income, on a taxable equivalent basis, for the second quarter of 2006 was $10.85 million compared to $9.48 million for the second quarter of 2005. Net interest income, on a taxable equivalent basis, for the first half of 2006 was $20.73 million compared to $18.49 million for the first half of 2005. The net interest margin was 6.48 percent for the second quarter of 2006 compared to 6.49 percent for the second quarter of 2005, and 6.55 percent for the first half of 2006 compared to 6.51 percent for the first half of 2005. The higher net interest income for both periods resulted primarily from increases in the average balance of interest-earning assets of 7.9 percent for the second quarter of 2006 and 9.0 percent for the first half of 2006 compared to the same periods in 2005. In addition, interest income for both the quarter and the six months ended June 30, 2006 included $870,000 of nonaccrual and default interest attributable to the repayment of previously nonperforming loans of one commercial relationship. Excluding the effect of the commercial loan pay-off, net interest margin decreased to 6.34 percent for the second quarter of 2006 and to 6.41 percent for the first half of 2006. These decreases were a result of a 111 basis point increase for the second quarter of 2006 and a 106 basis point increase for the first half of 2006 in the rate on interest-bearing liabilities that was offset in part by an 89 basis point increase and a 91 basis point increase for the respective periods in the yield on interest-earning assets.

Average loans held for investment increased $68.39 million and $72.43 million in the second quarter and the first half of 2006, respectively, compared to the same periods in 2005. The Retail Banking segment’s average loan portfolio increased $52.42 million in the second quarter of 2006 and $55.43 million in the first half of 2006. These increases were mainly attributable to loan production in the Virginia Peninsula market and residential construction loan growth. The Consumer Finance segment’s average loan portfolio increased $15.97 million in the second quarter of 2006 and $17.00 million in the first half of 2006. These increases were mainly attributable to overall growth at existing locations. Average loans held for sale at the Mortgage Banking segment decreased $22.28 million in the second quarter of 2006 and $11.04 million in the first half of 2006. Mortgage interest rates have progressively risen over the last twelve months resulting in a decline of 13.1 percent in loan origination volume during the second quarter of 2006. The yield on loans held for investment and loans held for sale increased as a result of a general increase in interest rates since mid-2004.

Average securities available for sale decreased $2.21 million and $2.76 million for the second quarter and the first half of 2006, respectively, compared to the same periods in 2005. In addition, their average yield declined 34 basis points and 19 basis points for the second quarter and the first half of 2006, respectively. The decline in the average balance resulted from the utilization of proceeds from maturities and calls to partially fund the increase in loan demand. The yield decreases reflected the impact of the flat yield curve on long-term interest rates.

Average interest earning deposits at other banks, primarily the FHLB, increased $2.10 million and decreased $7.38 million for the second quarter and first half of 2006, respectively, compared to the same periods in 2005. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand. The average yield on interest-earning deposits at other banks increased 194 basis points and 220 basis points for the second quarter and first half of 2006, respectively. The yield increases reflected increases in short-term interest rates, which began in mid-2004.

Although average interest-bearing deposits increased $34.25 million and $36.42 million for the second quarter and the first half of 2006, respectively, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 88 basis points for the second quarter of 2006 and 84 basis points for the first half of 2006 due to the increase in short-term interest rates, coupled with the repricing of maturing deposits at higher interest rates.

Average borrowings increased $29.89 million and $31.59 million for the second quarter and the first half of 2006, respectively, compared to the same periods in 2005. These increases resulted from additional borrowings from a third-party lender to fund the increase in loans at the Consumer Finance segment, and a new line of credit from a third-party and the issuance of trust preferred capital securities to fund the Corporation’s repurchase of 427,186 shares of its common stock in 2005. The majority of these borrowings is indexed to short-term interest rates and reprice as short-term interest rates change. Accordingly, the average cost of borrowings increased 151 basis points and 142 basis points for the second quarter and the first half of 2006, respectively.

The net interest margin has benefited in the short term as prime-based loans have repriced as the prime rate has changed. However, we expect that the favorable impact of the deposit repricing lag will neutralize in the longer term and the cost of borrowings will continue to increase as short-term interest rates rise.

Noninterest Income

(in 000’s)	Three Months Ended June 30, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,265	$—	$(9)	$4,256
Service charges on deposit accounts	898	—	—	—	898
Other service charges and fees	306	892	62	—	1,260
Gain on calls of available for sale securities	50	—	—	—	50
Other income	78	5	45	290	418

Total noninterest income	$1,332	$5,162	$107	$281	$6,882

(in 000’s)	Three Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,568	$—	$2	$4,570
Service charges on deposit accounts	678	—	—	—	678
Other service charges and fees	270	976	—	—	1,246
Gain on calls of available for sale securities	15	—	—	—	15
Other income	34	4	79	269	386

Total noninterest income	$997	$5,548	$79	$271	$6,895

(in 000’s)	Six Months Ended June 30, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,143	$—	$(24)	$8,119
Service charges on deposit accounts	1,572	—	—	—	1,572
Other service charges and fees	579	1,644	129	—	2,352
Gain on calls of available for sale securities	81	—	—	—	81
Other income	138	13	86	507	744

Total noninterest income	$2,370	$9,800	$215	$483	$12,868

(in 000’s)	Six Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,235	$—	$14	$8,249
Service charges on deposit accounts	1,330	—	—	—	1,330
Other service charges and fees	513	1,743	—	—	2,256
Gain on calls of available for sale securities	15	—	—	—	15
Other income	214	10	140	428	792

Total noninterest income	$2,072	$9,988	$140	$442	$12,642

Total noninterest income declined approximately 0.19 percent to $6.88 million for the second quarter of 2006 and increased 1.80 percent to $12.87 million for the first half of 2006. Total noninterest income decreased for the three and six months ended June 30, 2006 at the Mortgage Banking segment because of (1) lower gains on sales of loans as a result of increasingly narrow profit margins due to competition and (2) lower ancillary fees as a result of a decline in loan originations. Total noninterest income increased at the Retail Banking and Consumer Finance segments for the three and six months ended June 30, 2006 because of (1) higher service charges and fees on deposit accounts at the Retail Banking segment resulting from deposit account growth, coupled with the expansion of our overdraft protection services to PIN-generated debit card and ATM transactions and (2) higher service charges and fees at the Consumer Finance segment resulting from fees generated from loan processing and collection.

Noninterest Expenses

(in 000’s)	Three Months Ended June 30, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,173	$2,992	$761	$227	$7,153
Occupancy expense	844	403	73	6	1,326
Other expenses	1,125	1,092	411	32	2,660

Total noninterest expense	$5,142	$4,487	$1,245	$265	$11,139

(in 000’s)	Three Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$2,753	$3,481	$695	$155	$7,084
Occupancy expense	524	319	43	6	892
Other expenses	1,119	955	158	45	2,277

Total noninterest expense	$4,396	$4,755	$896	$206	$10,253

(in 000’s)	Six Months Ended June 30, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$6,333	$5,891	$1,485	$393	$14,102
Occupancy expense	1,571	817	134	12	2,534
Other expenses	2,245	1,982	840	66	5,133

Total noninterest expense	$10,149	$8,690	$2,459	$471	$21,769

(in 000’s)	Six Months Ended June 30, 2005
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$5,471	$6,346	$1,386	$336	$13,539
Occupancy expense	1,128	619	88	12	1,847
Other expenses	2,142	1,669	710	86	4,607

Total noninterest expense	$8,741	$8,634	$2,184	$434	$19,993

Total noninterest expense increased 8.6 percent to $11.14 million for the second quarter of 2006 compared to the second quarter of 2005 and 8.9 percent to $21.77 million for the first half of 2006 compared to the first half of 2005. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense for the three and six months ended June 30, 2006 that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Noninterest expense of the Retail Banking segment included costs associated with our new Hampton and Kiln Creek retail banking branches on the Virginia Peninsula, both of which opened in 2006, and our new operations center, which opened in late 2005. Total noninterest expense declined in the second quarter of 2006 and remained approximately the same in the first half of 2006 at the Mortgage Banking segment because of lower personnel costs due to lower origination volume in the second quarter.

Income Taxes

Income tax expense for the second quarter of 2006 totaled $1.70 million, an effective tax rate of 31.3 percent, compared with $1.38 million, or 31.4 percent, for the second quarter of 2005. Income tax expense for the first six months of 2006 totaled $2.81 million, an effective tax rate of 31.0 percent, compared with $2.53 million, or 31.1 percent, for the first six months of 2005.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduces the allowance. The following tables summarize the allowance activity for periods indicated:

(in 000’s)	Three Months Ended June 30, 2006
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,685	$8,773	$13,458
Provision for loan losses	(250)	1,075	825

	4,435	9,848	14,283

Loans charged off	(79)	(1,008)	(1,087)
Recoveries of loans previously charged off	47	347	394

Net loans charged off	(32)	(661)	(693)

Allowance, end of period	$4,403	$9,187	$13,590

(in 000’s)	Three Months Ended June 30, 2005
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,525	$7,223	$11,748
Provision for loan losses	100	1,084	1,184

	4,625	8,307	12,932

Loans charged off	(21)	(867)	(888)
Recoveries of loans previously charged off	15	330	345

Net loans charged off	(6)	(537)	(543)

Allowance, end of period	$4,619	$7,770	$12,389

(in 000’s)	Six Months Ended June 30, 2006
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,718	$8,346	$13,064
Provision for loan losses	(250)	2,350	2,100

	4,468	10,696	15,164

Loans charged off	(226)	(2,124)	(2,350)
Recoveries of loans previously charged off	161	615	776

Net loans charged off	(65)	(1,509)	(1,574)

Allowance, end of period	$4,403	$9,187	$13,590

(in 000’s)	Six Months Ended June 30, 2005
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,460	$6,684	$11,144
Provision for loan losses	200	2,073	2,273

	4,660	8,757	13,417

Loans charged off	(72)	(1,657)	(1,729)
Recoveries of loans previously charged off	31	670	701

Net loans charged off	(41)	(987)	(1,028)

Allowance, end of period	$4,619	$7,770	$12,389

There was a $315,000 decline in 2006 in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments compared to December 31, 2005. The Bank’s nonperforming and accruing loans past due 90 days or more at December 31, 2005 consisted primarily of one commercial relationship to which we had allocated $865,000 of the allowance for loan losses. In May

2006, the borrower consummated the sale of the real estate collateral for these loans and the loans were repaid in full from the sale proceeds. The decline in the allowance for loan losses resulting from the resolution of this nonperforming loan relationship was offset in part by the allocation of additional amounts in the loan loss allowance to loans downgraded during the second quarter and increased allocations for certain loans based on risks associated with industry concentrations. We believe that the current level of the allowance for loan losses of the combined Retail and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible.

The increase in the provision for loan losses during 2006 in the Consumer Finance segment, consisting solely of C&F Finance Company, occurred as a result of loan growth and higher charge-offs. The increase in charge-offs is partially attributable to fewer loan losses being deducted from dealer bad debt reserves, which are no longer being withheld from dealers. We believe that the current level of the allowance for loan losses of the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	June 30, 2006	December 31, 2005
Nonperforming assets*	$1,104	$4,083
Accruing loans past due for 90 days or more	$3,739	$3,826
Allowance for loan losses	$4,403	$4,718
Nonperforming assets to total loans**	.28%	1.11%
Allowance for loan losses to total loans**	1.12	1.29
Allowance for loan losses to nonperforming assets	398.82	115.56

*	Nonperforming assets consist solely of nonaccrual loans for each period presented.
**	Loans exclude Consumer Finance segment loans presented below.

Consumer Finance

(in 000’s)	June 30, 2006	December 31, 2005
Nonaccrual loans	$642	$1,819
Accruing loans past due for 90 days or more	$32	$26
Allowance for loan losses	$9,187	$8,346
Nonaccrual consumer finance loans to total consumer finance loans	.53%	1.64%
Allowance for loan losses to total consumer finance loans	7.57%	7.51

Nonperforming assets and accruing loans past due 90 days or more of the combined Retail and Mortgage Banking segments at December 31, 2005 consisted primarily of one commercial relationship. As previously described, these loans were repaid in full during the second quarter of 2006, which accounted for the decline in nonperforming assets in 2006. Accruing loans past due 90 days or more did not similarly decline because of the inclusion of another borrower whose loans approximating $1.89 million were repaid subsequent to June 30, 2006.

Nonaccrual loans of the Consumer Finance segment as a percentage of total consumer finance loans declined 111 basis points since December 31, 2005. Despite the improvement in asset quality, we have maintained the ratio of the allowance for loan losses to total loans at 7.57 percent because of cyclical behavior in consumer finance delinquency trends and an increase in the amount of delinquent payment deferrals. In accordance with its policies and guidelines, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two delinquent payments within a twelve-month rolling period to the end of the loan, generally by paying a fee. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the loan portfolio and therefore increase the allowance for loan losses and related provision for loan losses.

FINANCIAL CONDITION

At June 30, 2006, the Corporation had total assets of $715.67 million compared to $671.96 million at December 31, 2005. The increase was principally a result of an increase in loans held for sale, loans held for investment and corporate premises and equipment, which was offset in part by a decline in interest-bearing deposits in other banks. Growth in loan demand was funded by reducing the amount the Corporation placed in lower-yielding overnight funds and additional borrowings. The increase in corporate premises resulted from expenditures associated with the completion of the Bank’s Hampton and Kiln Creek branches, which opened in 2006, and the ongoing renovation of two branch buildings acquired in 2005 and located in the Richmond, Virginia area.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(in 000’s)	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Real estate - mortgage	$104,125	20%	$96,850	21%
Real estate - construction	17,191	3	20,222	4
Commercial, financial and agricultural	236,151	46	216,081	45
Equity lines	24,984	5	24,662	5
Consumer	9,697	2	9,574	2
Consumer- C&F Finance	121,315	24	111,141	23

Total loans	513,463	100%	478,530	100%

Less unearned loan fees	(426)		(427)
Less allowance for loan losses
Retail and Mortgage Banking	(4,403)		(4,718)
Consumer Finance	(9,187)		(8,346)

Total loans, net	$499,447		$465,039

The increase in loans held for investment occurred predominantly in (1) the variable-rate category of commercial loans and (2) the fixed-rate category of consumer loans at C&F Finance. Typically, growth in the variable-rate categories will favorably impact net interest margin in a rising interest rate environment. Fixed-rate consumer loans at C&F Finance are funded by variable-rate borrowings; therefore, net interest margin will be negatively impacted in a rising interest rate environment.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(in 000’s)	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$5,984	9%	$6,118	9%
Mortgage-backed securities	2,519	4	2,562	4
Obligations of states and political subdivisions	52,303	81	52,524	81

Total debt securities	60,806	94	61,204	94
Preferred stock	3,711	6	4,097	6

Total available for sale securities	$64,517	100%	$65,301	100%

Deposits

Deposits totaled $511.01 million at June 30, 2006 compared to $495.44 million at December 31, 2005. This increase was primarily attributable to (i) the increase in noninterest bearing deposits, which totaled $91.45 million at June 30, 2006 compared with $78.93 million at December 31, 2005 and (ii) the increase in time deposits, which totaled $236.82 million at June 30, 2006 compared with $221.29 million at December 31, 2005. The increase in noninterest bearing deposits resulted from seasonal funds management requirements of our depositors. The increase in time deposits resulted from the effect of our competitive rate-setting strategies.

Other Borrowings

Borrowings totaled $113.02 million at June 30, 2006 compared with $92.00 million at December 31, 2005. This increase occurred in (i) the Bank’s short-term borrowings from the FHLB to fund the increase in loans held for sale at C&F Mortgage and (ii) C&F Finance’s line of credit to fund loan growth.

Off-Balance Sheet Arrangements

As of June 30, 2006, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Contractual Obligations

As of June 30, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity

Liquid assets, which include unrestricted cash and due from banks, interest bearing deposits at other banks and nonpledged securities available-for-sale, at June 30, 2006 totaled $53.68 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of June 30, 2006, an established line with the FHLB that had $30.0 million outstanding under a total line of $126.85 million as of June 30, 2006, an unsecured revolving line of credit with a third-party lender that had $7.0 million outstanding under a total line of $7.0 million as of June 30, 2006 and a revolving line of credit with a third party bank that had $71.62 million outstanding under a total line of $100.0 million as of June 30, 2006. We have no reason to believe these arrangements will not be renewed at their respective maturities.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, we believe that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total Capital (to Risk-Weighted Assets)
Corporation	$69,901	12.1%	$46,195	8.0%	N/A	N/A
Bank	72,434	12.7	45,785	8.0	$57,232	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	62,605	10.8	23,097	4.0	N/A	N/A
Bank	65,201	11.4	22,893	4.0	34,339	6.0
Tier I Capital (to Average Assets)
Corporation	62,605	9.2	27,235	4.0	N/A	N/A
Bank	65,201	9.7	27,040	4.0	33,800	5.0

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Corporation	$65,295	12.2%	$42,707	8.0%	N/A	N/A
Bank	67,144	12.7	42,291	8.0	$52,864	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	58,531	11.0	21,354	4.0	N/A	N/A
Bank	60,463	11.4	21,146	4.0	31,718	6.0
Tier I Capital (to Average Assets)
Corporation	58,531	8.9	26,270	4.0	N/A	N/A
Bank	60,463	9.3	26,025	4.0	32,531	5.0

The capital ratios presented above for the Corporation include the effect of the Corporation’s repurchase of 427,186 shares of its common stock at $41 per share on July 27, 2005. On July 21, 2005, the Corporation issued $10.0 million of trust preferred securities through a statutory business trust to partially fund the share repurchase. The trust preferred securities are treated as Tier 1 capital for regulatory capital adequacy determination purposes up to 25 percent of Tier 1 capital after their inclusion. Accordingly, the entire $10.0 million of the Corporation’s trust preferred securities is included in Tier 1 capital in the Corporation’s capital ratios presented above.

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

Use of Certain Non-GAAP Financial Measures

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures throughout this Form 10-Q, which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion of a significant recovery of income recognized in a single accounting period permits a comparison of results for ongoing business operations, and it is on this basis that we internally assesses the Corporation’s performance and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-Q enhance investors’ understandings of the Corporation’s performance, these non-GAAP financial measures should not be considered an alternative to GAAP basis financial statements.

Reconciliation of Certain Non-GAAP Financial Measures

(dollars in thousands, except for per share data)

		For the Quarter Ended		For the Six Months Ended
	*	6/30/06	6/30/05	6/30/06	6/30/05
Net Income and Earnings Per Share
Net income (GAAP)	A	$3,726	$3,008	$6,252	$5,615
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		(565)	—	(565)	—
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		(163)	—	(163)	—

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B	$2,998	$3,008	$5,524	$5,615

Weighted average shares – assuming dilution (GAAP)	C	3,275	3,687	3,275	3,687
Weighted average shares – basic (GAAP)	D	3,150	3,558	3,149	3,554

Reconciliation of Certain Non-GAAP Financial Measures (Continued)

(dollars in thousands, except for per share data)

		For the Quarter Ended		For the Six Months Ended
	*	6/30/06	6/30/05	6/30/06	6/30/05
Net Income and Earnings Per Share (Continued)
Earnings per share – assuming dilution
GAAP	A/C	$1.14	$.82	$1.91	$1.52
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/C	$.92	$.82	$1.69	$1.52

Earnings per share – basic
GAAP	A/D	$1.18	$.85	$1.99	$1.58
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/D	$.95	$.85	$1.75	$1.58

Annualized Return on Average Assets
Average assets (GAAP)	E	$691,600	$634,472	$681,210	$620,093
Annualized return on average assets
GAAP	(A/E)*4	2.16%	1.90%
GAAP	(A/E)*2			1.84%	1.81%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/E)*4	1.73%	1.90%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/E)*2			1.62%	1.81%

Annualized Return on Average Equity
Average equity (GAAP)	F	$62,824	$73,013	$61,763	$71,969
Annualized return on average assets
GAAP	(A/F)*4	23.72%	16.48%
GAAP	(A/F)*2			20.25%	15.60%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/F)*4	19.09%	16.48%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/F)*2			17.89%	15.60%

Reconciliation of Certain Non-GAAP Financial Measures (Continued)

(dollars in thousands, except for per share data)

		For the Quarter Ended		For the Six Months Ended
	*	6/30/06	6/30/05	6/30/06	6/30/05
Retail Banking Segment Net Income
Net income (GAAP)		$2,282	$1,589	$3,636	$3,039
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		(565)	—	(565)	—
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		(163)	—	(163)	—

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction		$1,554	$1,589	$2,908	$3,039

Net Interest Income and Net Interest Margin
Net interest income (GAAP)		$10,507	$8,925	$20,067	$17,769
Taxable-equivalent adjustment		342	554	660	719
Nonaccrual and default interest attributable to loan transaction (GAAP)		(870)	—	(870)	—

Taxable-equivalent net interest income, excluding nonaccrual and default interest attributable to loan transaction	G	$9,979	$9,479	$19,857	$18,488

Average interest-earning assets (GAAP)	I	$629,877	$583,877	$619,761	$568,511
Net interest margin, excluding nonaccrual and default interest attributable to loan transaction	(G/I)*4	6.34%	6.49%
Net interest margin, excluding nonaccrual and default interest attributable to loan transaction	(G/I)*2			6.41%	6.51%

*	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Certain Non-GAAP Financial Measures are calculated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to an ongoing investigation, under the supervision of the Corporation’s audit committee, the Corporation’s management uncovered evidence that two former employees of C&F Mortgage Corporation, the mortgage subsidiary of C&F Bank, acting together, embezzled approximately $2.2 million from C&F Mortgage over a period from 2003 through 2005. The former employees who perpetrated this impropriety, whose responsibilities were primarily funds management for loan closings and fundings, accounts payable processing, bank account reconciliation preparation and general ledger functions, were not officers of the Corporation. Based on a review of the Corporation’s insurance coverage by management and outside counsel and discussions with representatives of the insurance company, management believes that any loss resulting from this embezzlement is covered by insurance, subject to a $75,000 deductible. Accordingly, management believes that the impact of this impropriety should not have a material adverse effect on the Corporation’s financial position or results of operations nor should it result in changes to net income reported in its historical financial statements. The Corporation recognized a charge to income for the deductible in its second quarter financial statements. The investigation regarding this matter is ongoing and the Corporation has retained legal and accounting services to assist the Corporation’s investigation. Costs associated with these professional services are being treated as period costs.

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were not effective as of June 30, 2006 due to the collusive override of certain internal control procedures relating to segregation of duties in the funds management, vendor payments, expenditure review and reconciliation processes at C&F Mortgage Corporation, which enabled the embezzlement discussed above to occur.

As of the date of this filing, in response to these operational control deficiencies, the Corporation has strengthened certain of its internal control procedures as follows:

•	Increased the number of and the procedures by which wire transfers are requested, initiated and approved;

•	Strengthened the procedures surrounding the control of the unissued check supply and the procedures followed when signing checks;

•	Strengthened and reissued existing procedures for reconciling the cash accounts;

•	Strengthened the accounting staff at both the supervisory and controller positions; and

•	Reissued certain existing procedures to reinforce their consistent application.

In connection with this Form 10-Q, the Corporation’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Corporation’s disclosure controls and procedures as currently in effect, including the changes discussed above, and such officers have concluded that, as of this date, the Corporation’s disclosure controls and procedures are effective.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, subsequent to June 30, 2006, the Corporation made changes to its internal control procedures, as described above.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
April 1-30, 2006	100	$40.00	100	155,063
May 1-31, 2006	9,552	39.00	9,552	145,511
June 1-30, 2006	850	39.77	850	144,661

Total	10,502	$39.07	10,502

[1]	On November 4, 2005, the Corporation’s board of directors authorized the repurchase of up to 5 percent of the Corporation’s common stock (approximately 156,783 shares) over the twelve months ending November 3, 2006. The stock will be purchased in the open market and/or by privately negotiated transactions, as management and the board of directors deem prudent. The Corporation initially disclosed the repurchase authorization publicly on November 8, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

C&F Financial Corporation held its Annual Meeting of Shareholders on April 18, 2006. A quorum of shareholders was present, consisting of a total of 2,549,228 shares. At the Annual Meeting, the shareholders elected Larry G. Dillon and James H. Hudson III as Class I directors to serve on the Board of Directors until the 2009 Annual Meeting of Shareholders. The following Class II and Class III directors whose terms expire in 2007 and 2008 continued in office: Joshua H. Lawson, Paul C. Robinson, J.P. Causey Jr., Barry R. Chernack and William E. O’Connell Jr.

The vote on director nominations was as follows:

	FOR	WITHHELD
Larry G. Dillon	2,351,661	197,567
James H. Hudson III	2,352,247	196,981

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

C&F FINANCIAL CORPORATION
(Registrant)

Date August 11, 2006	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date August 11, 2006	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)