Form 10-Q
period 2006-09-30
C & F FINANCIAL CORP
filed 2006-11-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

At November 3, 2006, the latest practicable date for determination, 3,154,046 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and due from banks	$11,861	$13,316
Interest-bearing deposits in other banks	6,937	29,562

Total cash and cash equivalents	18,798	42,878
Securities-available for sale at fair value, amortized cost of $63,908 and $64,021, respectively	64,966	65,301
Loans held for sale, net	54,709	39,677
Loans, net	508,154	465,039
Federal Home Loan Bank stock	2,678	1,876
Corporate premises and equipment, net of accumulated depreciation	32,211	29,147
Accrued interest receivable	4,097	3,664
Goodwill	10,724	10,724
Other assets	14,438	13,651

Total assets	$710,775	$671,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest bearing demand deposits	$83,325	$78,934
Savings and interest-bearing demand deposits	178,394	195,211
Time deposits	237,412	221,293

Total deposits	499,131	495,438
Short-term borrowings	27,606	13,529
Long-term borrowings	88,927	78,475
Trust preferred capital notes	10,310	10,310
Accrued interest payable	1,752	1,306
Other liabilities	16,506	12,813

Total liabilities	644,232	611,871

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,150,246 and 3,140,868 shares issued and outstanding, respectively)	3,150	3,141
Additional paid-in capital	89	183
Retained earnings	62,616	55,930
Accumulated other comprehensive income, net	688	832

Total shareholders’ equity	66,543	60,086

Total liabilities and shareholders’ equity	$710,775	$671,957

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$13,939	$12,075	$40,706	$32,924
Interest on money market investments	85	92	360	330
Interest and dividends on securities
U.S. government agencies and corporations	67	68	186	214
Tax-exempt obligations of states and political subdivisions	574	587	1,743	1,796
Corporate bonds and other	98	146	311	409

Total interest income	14,763	12,968	43,306	35,673

Interest expense
Savings and interest bearing deposits	578	488	1,690	1,291
Certificates of deposit, $100 or more	843	482	2,207	1,154
Other time deposits	1,506	1,035	4,070	2,592
Borrowings	1,918	1,449	5,354	3,353

Total interest expense	4,845	3,454	13,321	8,390

Net interest income	9,918	9,514	29,985	27,283

Provision for loan losses	1,125	1,497	3,225	3,770

Net interest income after provision for loan losses	8,793	8,017	26,760	23,513

Noninterest income
Gains on sales of loans	4,594	5,760	12,713	14,009
Service charges on deposit accounts	951	728	2,523	2,058
Other service charges and fees	1,243	1,269	3,595	3,525
Gains on calls of available for sale securities	22	27	103	42
Other income	379	391	1,123	1,183

Total noninterest income	7,189	8,175	20,057	20,817

Noninterest expenses
Salaries and employee benefits	7,486	7,750	21,588	21,289
Occupancy expenses	1,240	939	3,774	2,786
Other expenses	2,708	2,597	7,841	7,204

Total noninterest expenses	11,434	11,286	33,203	31,279

Income before income taxes	4,548	4,906	13,614	13,051
Income tax expense	1,436	1,493	4,250	4,023

Net income	$3,112	$3,413	$9,364	$9,028

Per share data
Net income – basic	$.99	$1.05	$2.97	$2.61
Net income – assuming dilution	$.95	$1.01	$2.86	$2.52
Cash dividends paid and declared	$.29	$.25	$.85	$.73
Weighted average number of shares – basic	3,149,938	3,255,443	3,149,643	3,454,683
Weighted average number of shares – assuming dilution	3,263,632	3,391,324	3,271,056	3,588,107

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2005	$3,141	$183		$55,930	$832	$60,086

Comprehensive income
Net income			$9,364	9,364		9,364
Other comprehensive loss, net of tax Net change in unrealized net holding gains on securities, net of reclassification adjustment			(144)		(144)	(144)

Comprehensive income			$9,220

Repurchase of common stock	(13)	(500)				(513)

Stock options granted		57				57

Stock options exercised	22	349				371

Cash dividends				(2,678)		(2,678)

September 30, 2006	$3,150	$89		$62,616	$688	$66,543

Disclosure of Reclassification Amount:

Change in unrealized net holding gains on securities during period	$(77)
Less: reclassification adjustment for gains included in net income	(67)

Net change in unrealized net holding gains on securities	$(144)

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,364	$9,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,479	1,063
Amortization of intangible assets	—	55
Provision for loan losses	3,225	3,770
Accretion of discounts and amortization of premiums on investment securities, net	25	8
Net realized gains on calls of securities	(103)	(42)
Proceeds from sale of loans	700,118	806,189
Origination of loans held for sale	(715,150)	(824,376)
Stock option compensation	57	—
Change in other assets and liabilities:
Accrued interest receivable	(433)	(382)
Other assets	(709)	2,072
Accrued interest payable	446	551
Other liabilities	3,693	2,754

Net cash provided by operating activities	2,012	690

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	6,749	8,140
Purchase of securities available for sale	(6,558)	(4,259)
Net increase in customer loans	(46,340)	(63,815)
Purchase of corporate premises and equipment	(4,614)	(7,380)
Sale of corporate premises and equipment	71	135
Net (purchases) redemptions of Federal Home
Loan Bank stock	(802)	154

Net cash used in investing activities	(51,494)	(67,025)

Cash flows from financing activities:
Net (decrease) increase in demand, interest bearing demand and savings deposits	(12,426)	11,012
Net increase in time deposits	16,119	31,640
Net increase in borrowings	24,529	28,279
Repurchase of common stock	(513)	(17,636)
Proceeds from exercise of stock options	371	385
Cash dividends	(2,678)	(2,492)

Net cash provided by financing activities	25,402	51,188

Net decrease in cash and cash equivalents	(24,080)	(15,147)
Cash and cash equivalents at beginning of period	42,878	45,186

Cash and cash equivalents at end of period	$18,798	$30,039

Supplemental disclosure
Interest paid	$12,875	$7,839
Income taxes paid	$4,410	$4,606

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the pro forma disclosures for the quarter and nine months ended September 30, 2005.

(in 000’s, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$3,413	$9,028
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(106)	(1,040)

Pro forma net income	$3,307	$7,988

Earnings per share:
Basic – as reported	$1.05	$2.61
Basic – pro forma	$1.02	$2.31
Diluted – as reported	$1.01	$2.52
Diluted – pro forma	$.98	$2.23

The Corporation has elected to follow the modified prospective transition method allowed by SFAS 123(R). Under the modified prospective transition method, compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. On December 20, 2005, the Corporation accelerated the vesting of all unvested stock options outstanding under the Corporation’s three share-based compensation plans. The board of directors accelerated the vesting of these options in order to eliminate the Corporation’s recognition of compensation expense associated with these options under the SFAS 123(R) modified prospective transition method. Because there were no unvested options outstanding at January 1, 2006, no share-based compensation expense has been recognized in 2006 for options granted prior to January 1, 2006. Compensation expense for the quarter and nine months ended September 30, 2006 included $34,000 ($22,000 after tax) and $57,000 ($37,000 after tax) for options granted during 2006. As of September 30, 2006, there was $80,000 of total unrecognized compensation expense related to nonvested stock options that will be recognized over the remaining requisite service period.

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2006	564,067	$30.65
Granted	13,500	39.60
Exercised	(22,500)	16.52

Options outstanding at September 30, 2006	555,067	$31.44	6.9	$5,138

Options exercisable at September 30, 2006	541,567	$31.24	6.8	$5,126

*	Weighted average

The total intrinsic value of in-the-money options exercised during the first nine months of 2006 was $509,000. Cash received from option exercises during the first nine months of 2006 was $371,000. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

In November 2005, Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, was issued. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies may take up to one year from the effective date of the FSP or date of adoption of SFAS 123(R) to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Corporation is currently in the process of evaluating the alternative methods.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first nine months of 2006, the Corporation repurchased 13,122 shares of its common stock in open-market transactions at prices from $37.27 to $40.00.

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

Note 4

Securities in an unrealized loss position at September 30, 2006, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position based on management’s intent and demonstrated ability to hold such securities to scheduled maturity or call dates and management’s evaluation that there is no permanent impairment in the value of these securities.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$—	$—	$5,140	$103	$5,140	$103
Mortgage-backed securities	1,441	17	471	32	1,912	49
Obligations of states and political subdivisions	5,162	34	2,404	38	7,566	72

Subtotal-debt securities	6,603	51	8,015	173	14,618	224

Preferred stock	—	—	1,016	182	1,016	182

Total temporarily impaired securities	$6,603	$51	$9,031	$355	$15,634	$406

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was the decline in prices as interest rates have risen. There are 38 securities totaling $14.62 million in the Corporation’s debt securities portfolio considered temporarily impaired at September 30, 2006. Because the Corporation has the intent and demonstrated ability to hold these investments until a recovery of unrealized losses, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2006. The primary cause of the temporary impairments in the Corporation’s investment in preferred stock was one holding in an energy company, which suffered a liquidity crisis as a result of damage to electric and gas facilities by Hurricanes Katrina and Rita. Despite the extent of the damage done, the energy company believes the impact will be relatively short term and that it has sufficient liquidity to meet its current obligations and fund its restoration efforts from its parent company’s available cash and existing credit facility. The Corporation has evaluated the prospects of the energy company in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s intent and demonstrated ability to hold this investment for a reasonable period of time sufficient for a forecasted recovery of unrealized losses, the Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2006.

Securities in an unrealized loss position at December 31, 2005 are shown below by duration of the period of unrealized loss.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$2,463	$36	$3,158	$84	$5,621	$120
Mortgage-backed securities	1,002	10	535	27	1,537	37
Obligations of states and political subdivisions	5,094	32	1,529	26	6,623	58

Subtotal-debt securities	8,559	78	5,222	137	13,781	215

Preferred stock	592	218	523	5	1,115	223

Total temporarily impaired securities	$9,151	$296	$5,745	$142	$14,896	$438

Note 5

The Bank has a noncontributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended September 30,
	2006	2005
Service cost	$188	$137
Interest cost	86	74
Expected return on plan assets	(107)	(87)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	2	2
Amortization of net loss	11	11

Net periodic benefit cost	$179	$136

(in 000’s)	Nine Months Ended September 30,
	2006	2005
Service cost	$564	$411
Interest cost	258	222
Expected return on plan assets	(321)	(261)
Amortization of net obligation at transition	(3)	(3)
Amortization of prior service cost	6	6
Amortization of net loss	33	33

Net periodic benefit cost	$537	$408

In December 2005, the Bank made a $28,000 contribution to the plan. This payment was the maximum tax-deductible contribution for 2005 allowable under the Internal Revenue Code.

Note 6

The Corporation operates in a decentralized fashion in three principal business segments: Retail Banking, Mortgage Banking and Consumer Finance. Revenues from Retail Banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from Consumer Finance consist primarily of interest and fees earned on automobile loans.

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

	Three Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$9,492	$755	$5,443	$—	$(927)	$14,763
Gains on sales of loans	—	4,607	—	—	(13)	4,594
Other	1,356	878	109	252	—	2,595

Total operating income	10,848	6,240	5,552	252	(940)	21,952

Expenses:
Interest expense	3,508	422	1,829	—	(914)	4,845
Provision for loan losses	—	—	1,125	—	—	1,125
Personnel expenses	3,249	3,251	815	159	12	7,486
Other	1,971	1,447	500	30	—	3,948

Total operating expenses	8,728	5,120	4,269	189	(902)	17,404

Income before income taxes	2,120	1,120	1,283	63	(38)	4,548
Provision for income taxes	515	422	488	24	(13)	1,436

Net income	$1,605	$698	$795	$39	$(25)	$3,112

Total assets	$572,794	$64,597	$132,187	$62	$(58,865)	$710,775
Capital expenditures	$327	$52	$27	$—	$—	$406

	Three Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,180	$1,119	$4,682	$—	$(1,013)	$12,968
Gains on sales of loans	—	5,763	—	—	(3)	5,760
Other	1,057	1,018	86	254	—	2,415

Total operating income	9,237	7,900	4,768	254	(1,016)	21,143

Expenses:
Interest expense	2,564	630	1,303	—	(1,043)	3,454
Provision for loan losses	125	—	1,372	—	—	1,497
Personnel expenses	2,831	4,069	675	149	26	7,750
Other	1,620	1,346	525	45	—	3,536

Total operating expenses	7,140	6,045	3,875	194	(1,017)	16,237

Income before income taxes	2,097	1,855	893	60	1	4,906
Provision for income taxes	425	706	338	24	—	1,493

Net income	$1,672	$1,149	$555	$36	$1	$3,413

Total assets	$569,896	$75,537	$117,354	$25	$(90,693)	$672,119
Capital expenditures	$2,424	$297	$91	$—	$—	$2,812

	Nine Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$28,125	$1,974	$15,588	$—	$(2,381)	$43,306
Gains on sales of loans	—	12,750	—	—	(37)	12,713
Other	3,726	2,535	324	759	—	7,344

Total operating income	31,851	17,259	15,912	759	(2,418)	63,363

Expenses:
Interest expense	9,771	1,029	4,939	—	(2,418)	13,321
Provision for loan losses	(250)	—	3,475	—	—	3,225
Personnel expenses	9,582	9,142	2,300	514	50	21,588
Other	5,787	4,246	1,474	108	—	11,615

Total operating expenses	24,890	14,417	12,188	622	(2,368)	49,749

Income before income taxes	6,961	2,842	3,724	137	(50)	13,614
Provision for income taxes	1,720	1,080	1,415	52	(17)	4,250

Net income	$5,241	$1,762	$2,309	$85	$(33)	$9,364

Total assets	$572,794	$64,597	$132,187	$62	$(58,865)	$710,775
Capital expenditures	$4,222	$232	$157	$3	$—	$4,614

	Nine Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$22,532	$2,463	$12,983	$—	$(2,305)	$35,673
Gains on sales of loans	—	13,998	—	—	11	14,009
Other	3,129	2,771	226	682	—	6,808

Total operating income	25,661	19,232	13,209	682	(2,294)	56,490

Expenses:
Interest expense	6,064	1,181	3,515	—	(2,370)	8,390
Provision for loan losses	325	—	3,445	—	—	3,770
Personnel expenses	8,302	10,415	2,061	422	89	21,289
Other	4,890	3,634	1,323	143	—	9,990

Total operating expenses	19,581	15,230	10,344	565	(2,281)	43,439

Income before income taxes	6,080	4,002	2,865	117	(13)	13,051
Provision for income taxes	1,369	1,521	1,088	45	—	4,023

Net income	$4,711	$2,481	$1,777	$72	$(13)	$9,028

Total assets	$569,896	$75,537	$117,354	$25	$(90,693)	$672,119
Capital expenditures	$6,860	$389	$131	$—	$—	$7,380

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

Note 7

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the implementation of SFAS 155 to have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, SFAS 156 permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the implementation of SFAS 156 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Corporation does not expect the implementation of SFAS 157 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Corporation is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for the Corporation will be December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Corporation’s wholly-owned subsidiary, Citizens and Farmers Bank, has a non-contributory, defined benefit pension plan, which will be subject to the provisions of SFAS 158. A valuation of the Bank’s plan will be performed as of October 1, 2006 and the funded status of the plan will be determined in connection with this valuation. If the plan is determined to be underfunded, the Corporation will recognize a pension liability on its balance at December 31, 2006. This liability will be reported as a reduction in the Accumulated Other Comprehensive Income component of shareholders’ equity.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the implementation of FIN 48 to have a material effect on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Corporation does not expect the implementation of SAB 108 to have a material effect on its financial statements.

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

Financial Performance Measures. For the Corporation, net income decreased 8.8 percent to $3.11 million, or 95 cents per share assuming dilution, for the third quarter ended September 30, 2006 compared to $3.41 million, or $1.01 per share assuming dilution, for the third quarter of 2005. Net income for the first nine months of 2006 increased 3.7 percent to $9.36 million, or $2.86 per share assuming dilution, compared to $9.03 million, or $2.52 per share assuming dilution, for the first nine months of 2005. Net income for the first nine months of 2006 included $728,000, after taxes, attributable to the recovery of past due interest and a reduction in the Corporation’s loan loss allowance in connection with the pay-off of previously nonperforming loans of one commercial relationship. Excluding the 22 cents per share after-tax effect of this loan pay-off, the Corporation’s earnings were $8.64 million, or $2.64 per share assuming dilution, for the first nine months of 2006, which represents a 4.8 percent increase in earnings per share over the same period in 2005. Earnings for the first nine months of 2006 reflected the effect of our growth initiatives and strategic capital management. While expenses associated with our growth initiatives have resulted in a decrease in operating income, excluding the effect of the commercial loan pay-off, for the nine months of September 30, 2006, earnings per share for the nine months increased compared to 2005 as a result of the large share repurchase in mid-2005.

The Corporation’s annualized ROE and annualized ROA were 19.15 percent and 1.78 percent, respectively, for the third quarter of 2006 compared with 21.49 percent and 2.01 percent for the third quarter of 2005. The Corporation’s annualized ROE and annualized ROA were 19.86 percent and 1.82 percent, respectively, for the first nine months of 2006. Excluding the effect of the commercial loan pay-off, the Corporation’s annualized ROE was 18.32 percent for the first nine months of 2006, compared with 17.41 percent for the first nine months of 2005. The annualized ROA, excluding the effect of the commercial loan pay-off, was 1.67 percent for the first nine months of 2006, compared with 1.88 percent for the first nine months of 2005.

The decline in annualized ROE for the third quarter of 2006 resulted from the earnings decline at the Mortgage Banking and Retail Banking segments, which was offset in part by earnings improvement at the Consumer Finance segment. The increase in annualized ROE for the first nine months of 2006, excluding the effect of the commercial loan pay-off, resulted from the accretive effect of the Corporation’s share repurchase in July 2005. The decline in annualized ROA for the quarter and nine months ended September 30, 2006 resulted from the decline in earnings, excluding the effect of the commercial loan pay-off, coupled with an increase in average assets, primarily loans held for investment and new facilities.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Third quarter net income for C&F Bank declined slightly to $1.61 million in 2006 compared to $1.67 million in 2005. Net income for the first nine months of 2006 increased to $5.24 million compared to $4.71 million in 2005. Net income for the first nine months of 2006 included $728,000, after taxes, recognized in connection with the pay-off of previously nonperforming loans of one commercial relationship. Excluding this amount, the Bank’s net income for the first nine months of 2006 was $4.51 million. Included in earnings for the third quarter and first nine months of 2006 were the effects on operating expenses of the Peninsula and Richmond branch expansions and the operations center relocation, higher operational and administrative personnel costs to support growth, as well as interest expense on trust preferred securities, the proceeds from which were used to partially fund the large share repurchase in mid-2005. Higher expenses were offset in part by an increase in net interest income, which resulted from an increase in both the amount of and yield on earning assets, and an increase in service charges on deposit accounts. The Bank’s net interest margin has benefited in the short term as variable-rate loans have repriced as short-term interest rates have increased while deposits have repriced at a more gradual pace. Future earnings of the Retail Banking segment may be impacted by net interest margin compression if the lag in deposit repricing continues to diminish.

Mortgage Banking: Third quarter net income for C&F Mortgage Corporation decreased to $698,000 in 2006 compared to $1.15 million in 2005. Net income for the first nine months of 2006 decreased to $1.76 million compared to $2.48 million in 2005. These declines reflected continued margin compression and reduced loan volume as demand for residential mortgage loans and refinancings has moderated as interest rates have increased. Gains on loan sales have declined due to increasingly narrow profit margins resulting from competition and ancillary fees have declined due to a decline in loan originations. C&F Mortgage has also experienced a decrease in net interest income resulting from a lower average balance of loans held for sale and net interest margin compression due to the increasing cost of funds. C&F Mortgage’s loan origination volume during the third quarter and the first nine months of 2006 declined 25.4 percent and 13.3 percent, respectively, from their 2005 levels. For the third quarter of 2006, the amount of loan originations at C&F Mortgage resulting from refinancings was $54.6 million compared to $121.5 million for the third quarter of 2005. Loans originated for new and resale home purchases for these two time periods were $183.9 million and $198.2 million, respectively. For the first nine months of 2006, the amount of loan originations at C&F Mortgage resulting from refinancings was $193.1 million compared to $288.1 million for the first nine months of 2005. Loans originated for new and resale home purchases for these two nine-month periods were $522.1 million compared to $536.3 million. Future earnings of the Mortgage Banking segment may be negatively affected if interest rate trends result in fewer new and resale home sales and loan refinancings.

Consumer Finance: Third quarter net income for C&F Finance Company increased to $795,000 in 2006 compared to $555,000 in 2005. Net income for the first nine months of 2006 increased to $2.31 million compared to $1.78 million in 2005. The earnings improvements in the third quarter and the first nine months of 2006 resulted from respective 13.1 percent and 15.8 percent increases in average loans outstanding, which more than offset the decline in C&F Finance’s net interest margins attributable to increases in the cost of borrowings resulting from rising interest rates, and operating expenses to support growth. Operating results in 2006 benefited from the completion of C&F Finance’s conversion to a new loan system, the consolidation and relocation of its operations center to a new location in Richmond, Virginia, and a change in the third-party lender for its secured revolving line of credit with financing terms that provide for a rate reduction from the prior terms and lower administration fees—all of which occurred after the first quarter of 2005. We believe that with these improvements we have established a platform with the capacity to support current operations and future growth, which will enhance long-term earnings. In addition to earnings growth during 2006, nonaccrual consumer finance loans as a percentage of total consumer finance loans was less than one percent as of September 30, 2006 compared to 1.64 percent as of December 31, 2005, which reflected C&F Finance’s overall effort to reduce nonperforming assets. Future earnings at the Consumer Finance segment will be further impacted by economic conditions including, but not limited to, the employment market, interest rate levels and the resale market for used automobiles.

Capital Management. Total assets grew by $38.82 million to $710.78 million during the first nine months of 2006. A detailed discussion of the changes in our financial position since December 31, 2005 is included in the section “Financial Condition.” Dividends for the first nine months of 2006 were 85 cents per share, a 16.4 percent increase over 73 cents per share in the first nine months of 2005. The weighted average number of shares outstanding in the first nine months of 2006 was 3,149,643 compared to 3,454,683 in the first nine months of 2005. This decrease resulted from the repurchase of approximately 427,000 shares of the Corporation’s common stock in mid-2005, which was accretive to earnings per share and ROE.

On November 4, 2005, the Corporation’s board of directors approved the repurchase of up to five percent of the Corporation’s common stock (approximately 156,783 shares) over the twelve months ending November 3, 2006. We have purchased 13,222 shares under this authorization.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

	Three Months Ended
	September 30, 2006		September 30, 2005
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$66,291	6.30%	$69,016	6.56%
Loans held for sale	47,867	6.31	82,688	5.41
Loans	516,041	10.24	463,100	9.48
Interest bearing deposits in other banks	6,631	5.13	10,845	3.36

Total earning assets	$636,830	9.48%	$625,649	8.52%

Time and savings deposits	$414,812	2.82%	$395,286	2.03%
Borrowings	120,298	6.38	122,472	4.73

Total interest bearing liabilities	$535,110	3.62%	$517,758	2.67%

Net interest margin		6.44%		6.31%

	Nine Months Ended
	September 30, 2006		September 30, 2005
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$66,924	6.35%	$69,676	6.57%
Loans held for sale	42,865	6.14	61,921	5.30
Loans	505,749	10.17	439,885	9.25
Interest bearing deposits in other banks	9,975	4.81	16,284	2.70

Total earning assets	$625,513	9.40%	$587,766	8.34%

Time and savings deposits	$411,276	2.58%	$380,547	1.76%
Borrowings	119,922	5.95	99,713	4.48

Total interest bearing liabilities	$531,198	3.34%	$480,260	2.33%

Net interest margin		6.56%		6.43%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following tables show the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the third quarter of 2005 to the third quarter of 2006 and from the first nine months of 2005 to the first nine months of 2006. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	Three Months Ended September 30, 2006
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(44)	$(44)	$(88)
Loans	1,428	438	1,866
Interest-bearing deposits in other banks	33	(40)	(7)

Total interest income	1,417	354	1,771

Interest expense:
Time and savings deposits	731	191	922
Borrowings	500	(31)	469

Total interest expense	1,231	160	1,391

Change in net interest income	$186	$194	$380

	Nine Months Ended September 30, 2006
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(141)	$(102)	$(243)
Loans	4,515	3,260	7,775
Interest-bearing deposits in other banks	188	(158)	30

Total interest income	4,562	3,000	7,562

Interest expense:
Time and savings deposits	2,228	702	2,930
Borrowings	1,218	783	2,001

Total interest expense	3,446	1,485	4,931

Change in net interest income	$1,116	$1,515	$2,631

Net interest income, on a taxable equivalent basis, for the third quarter of 2006 was $10.25 million compared to $9.87 million for the third quarter of 2005. Net interest income, on a taxable equivalent basis, for the first nine months of 2006 was $30.99 million compared to $28.36 million for the first nine months of 2005. The net interest margin was 6.44 percent for the third quarter of 2006 compared to 6.31 percent for the third quarter of 2005. The net interest margin of 6.56 percent for the nine months ended September 30, 2006 included $870,000 of nonaccrued and default interest attributable to the repayment of previously nonperforming loans of one commercial relationship. Excluding the effect of the commercial loan pay-off, the net interest margin was 6.42 percent for the first nine months of 2006 compared to 6.43 percent for the same period in 2005. The moderation of the increase in net interest income during the third quarter of 2006 reflected the diminishing lag in deposit repricing. Increases of 96 basis points and 106 basis points in the yield on interest-earning assets for the three and nine months ended September 30, 2006, respectively, were significantly offset by increases of 95 basis points and 101 basis points, respectively, in the rate on interest-bearing liabilities.

Average loans held for investment increased $52.94 million and $65.86 million in the third quarter and the first nine months of 2006, respectively, compared to the same periods in 2005. The Retail Banking segment’s average loan portfolio increased $38.71 million in the third quarter of 2006 and $49.79 million in the first nine months of 2006 compared to the same periods in 2005. These increases were mainly attributable to higher loan production in the Virginia Peninsula market and residential construction loan growth. The Consumer Finance segment’s average loan portfolio increased $14.23 million in the third quarter of 2006 and $16.07 million in the first nine months of 2006 compared to the same periods in 2005. These increases were mainly attributable to overall growth at existing locations. Average loans held for sale at the Mortgage Banking segment decreased $34.82 million in the third quarter of 2006 and $19.06 million in the first nine months of 2006. Mortgage interest rate trends over the last twelve months have resulted in declines of 25.4 percent and 13.3 percent in loan origination volume during the third quarter and first nine months of 2006, respectively. The yield on loans held for investment and loans held for sale increased as a result of a general increase in interest rates since mid-2004.

Average securities available for sale decreased $2.73 million and $2.75 million for the third quarter and the first nine months of 2006, respectively, compared to the same periods in 2005. In addition, their average yield declined 26 basis points and 22 basis points for the third quarter and the first nine months of 2006, respectively. The decline in the average balance resulted from the utilization of proceeds from maturities and calls to partially fund the increase in loan demand. The yield decreases reflected the impact of the flat yield curve on long-term interest rates.

Average interest earning deposits at other banks, primarily the FHLB, decreased $4.21 million and $6.31 million for the third quarter and the first nine months of 2006, respectively, compared to the same periods in 2005. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand. The average yield on interest-earning deposits at other banks increased 177 basis points and 211 basis points for the third quarter and first nine months of 2006, respectively. The higher yields reflected increases in short-term interest rates, which began in mid-2004.

Although average interest-bearing deposits increased $19.53 million and $30.73 million for the third quarter and the first nine months of 2006, respectively, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 79 basis points for the third quarter of 2006 and 82 basis points for the first nine months of 2006 due to the increase in short-term interest rates, coupled with the repricing of maturing deposits at higher interest rates.

Average borrowings increased $20.21 million for the first nine months of 2006 compared to the same period in 2005 due to a new line of credit and the issuance of trust preferred capital securities in the third quarter of 2005 to fund the Corporation’s repurchase of 427,186 shares of its common stock in mid-2005. The increase in interest on borrowings was influenced to a greater extent by the increase in cost of borrowings, which increased 165 basis points and 147 basis points for the third quarter and the first nine months of 2006, respectively, compared to the same periods in 2005. The majority of the Corporation’s borrowings are indexed to short-term interest rates and reprice as short-term interest rates change.

The net interest margin has benefited in the short term as prime-based loans have repriced as the prime rate has changed. However, we expect that the favorable impact of the deposit repricing lag will neutralize in the longer term and the cost of borrowings will continue to increase as short-term interest rates rise.

Noninterest Income

	Three Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,607	$—	$(13)	$4,594
Service charges on deposit accounts	951	—	—	—	951
Other service charges and fees	317	871	55	—	1,243
Gain on calls of available for sale securities	22	—	—	—	22
Other income	66	7	54	252	379

Total noninterest income	$1,356	$5,485	$109	$239	$7,189

	Three Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$5,763	$—	$(3)	$5,760
Service charges on deposit accounts	728	—	—	—	728
Other service charges and fees	261	1,008	—	—	1,269
Gain on calls of available for sale securities	27	—	—	—	27
Other income	41	10	86	254	391

Total noninterest income	$1,057	$6,781	$86	$251	$8,175

	Nine Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$12,750	$—	$(37)	$12,713
Service charges on deposit accounts	2,523	—	—	—	2,523
Other service charges and fees	896	2,515	184	—	3,595
Gain on calls of available for sale securities	103	—	—	—	103
Other income	204	20	140	759	1,123

Total noninterest income	$3,726	$15,285	$324	$722	$20,057

	Nine Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$13,998	$—	$11	$14,009
Service charges on deposit accounts	2,058	—	—	—	2,058
Other service charges and fees	774	2,751	—	—	3,525
Gain on calls of available for sale securities	42	—	—	—	42
Other income	255	20	226	682	1,183

Total noninterest income	$3,129	$16,769	$226	$693	$20,817

Total noninterest income declined approximately 12.1 percent to $7.19 million for the third quarter of 2006 and 3.7 percent to $20.06 million for the first nine months of 2006. Total noninterest income decreased for the three and nine months ended September 30, 2006 at the Mortgage Banking segment because of (1) lower gains on sales of loans as a result of increasingly narrow profit margins due to competition, (2) lower demand for loans and (3) lower ancillary fees as a result of a decline in loan originations. Total noninterest income increased at the Retail Banking and Consumer Finance segments for the three and nine months ended September 30, 2006 because of (1) higher service charges and fees on deposit accounts at the Retail Banking segment resulting from deposit account growth, coupled with the expansion of our overdraft protection services and (2) higher service charges and fees at the Consumer Finance segment resulting from fees generated from loan processing and collection.

Noninterest Expenses

	Three Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,249	$3,251	$815	$171	$7,486
Occupancy expense	736	423	75	6	1,240
Other expenses	1,235	1,024	425	24	2,708

Total noninterest expense	$5,220	$4,698	$1,315	$201	$11,434

	Three Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$2,831	$4,069	$675	$175	$7,750
Occupancy expense	541	351	41	6	939
Other expenses	1,079	995	484	39	2,597

Total noninterest expense	$4,451	$5,415	$1,200	$220	$11,286

	Nine Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$9,582	$9,142	$2,300	$564	$21,588
Occupancy expense	2,307	1,240	209	18	3,774
Other expenses	3,480	3,006	1,265	90	7,841

Total noninterest expense	$15,369	$13,388	$3,774	$672	$33,203

	Nine Months Ended September 30, 2005
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$8,302	$10,415	$2,061	$511	$21,289
Occupancy expense	1,669	970	129	18	2,786
Other expenses	3,221	2,664	1,194	125	7,204

Total noninterest expense	$13,192	$14,049	$3,384	$654	$31,279

Total noninterest expense increased 1.3 percent to $11.43 million for the third quarter of 2006 compared to the third quarter of 2005 and 6.2 percent to $33.20 million for the first nine months of 2006 compared to the first nine months of 2005. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense for the three and nine months ended September 30, 2006 that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Noninterest expense of the Retail Banking segment included costs associated with our new Hampton and Kiln Creek retail banking branches on the Virginia Peninsula, both of which opened in 2006, our new operations center, which opened in late 2005, and staffing and training personnel for our two new retail banking branches undergoing renovation in the Richmond area. Total noninterest expense declined for the three and nine months ended September 30, 2006 at the Mortgage Banking segment because of lower personnel costs due to lower origination volume in 2006.

Income Taxes

Income tax expense for the third quarter of 2006 totaled $1.44 million, an effective tax rate of 31.6 percent, compared with $1.49 million, or 30.4 percent, for the third quarter of 2005. Income tax expense for the first nine months of 2006 totaled $4.25 million, an effective tax rate of 31.2 percent, compared with $4.02 million, or 30.8 percent, for the first nine months of 2005.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduces the allowance. The following tables summarize the allowance activity for periods indicated:

	Three Months Ended September 30, 2006
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,403	$9,187	$13,590
Provision for loan losses	—	1,125	1,125

	4,403	10,312	14,715

Loans charged off	(112)	(1,152)	(1,264)
Recoveries of loans previously charged off	47	355	402

Net loans charged off	(65)	(797)	(862)

Allowance, end of period	$4,338	$9,515	$13,853

	Three Months Ended September 30, 2005
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,619	$7,770	$12,389
Provision for loan losses	125	1,372	1,497

	4,744	9,142	13,886

Loans charged off	(98)	(1,247)	(1,345)
Recoveries of loans previously charged off	38	322	360

Net loans charged off	(60)	(925)	(985)

Allowance, end of period	$4,684	$8,217	$12,901

	Nine Months Ended September 30, 2006
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,718	$8,346	$13,064
Provision for loan losses	(250)	3,475	3,225

	4,468	11,821	16,289

Loans charged off	(338)	(3,276)	(3,614)
Recoveries of loans previously charged off	208	970	1,178

Net loans charged off	(130)	(2,306)	(2,436)

Allowance, end of period	$4,338	$9,515	$13,853

	Nine Months Ended September 30, 2005
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,460	$6,684	$11,144
Provision for loan losses	325	3,445	3,770

	4,785	10,129	14,914

Loans charged off	(170)	(2,904)	(3,074)
Recoveries of loans previously charged off	69	992	1,061

Net loans charged off	(101)	(1,912)	(2,013)

Allowance, end of period	$4,684	$8,217	$12,901

There was a $380,000 decline in 2006 in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments compared to December 31, 2005. The Bank’s nonperforming and accruing loans past due 90 days or more at December 31, 2005 consisted primarily of one commercial relationship to which we had allocated $865,000 of the allowance for loan losses. In May

2006, the borrower sold the real estate collateral for these loans and the loans were repaid in full from the sale proceeds. The decline in the allowance for loan losses resulting from the resolution of this nonperforming loan relationship was offset in part by the allocation of additional amounts in the loan loss allowance to loans downgraded during 2006 and increased allocations for certain loans based on risks associated with industry concentrations. We believe that the current level of the allowance for loan losses of the combined Retail and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible.

The decline in the provision for loan losses during the third quarter of 2006 in the Consumer Finance segment, consisting solely of C&F Finance Company, resulted from lower charge-offs, which reflected the improvement in asset quality as described below. The increase in the provision for loan losses during the first nine months of 2006 in the Consumer Finance segment occurred as a result of loan growth and higher charge-offs in the first half of 2006. We believe that the current level of the allowance for loan losses of the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	September 30, 2006	December 31, 2005
Nonperforming assets*	$1,316	$4,083
Accruing loans past due for 90 days or more	$1,801	$3,826
Allowance for loan losses	$4,338	$4,718
Nonperforming assets to total loans**	0.33%	1.11%
Allowance for loan losses to total loans**	1.09	1.29
Allowance for loan losses to nonperforming assets	329.64	115.56

*	Nonperforming assets consist solely of nonaccrual loans for each period presented.
**	Loans exclude Consumer Finance segment loans presented below.

Consumer Finance

(in 000’s)	September 30, 2006	December 31, 2005
Nonaccrual loans	$1,038	$1,819
Accruing loans past due for 90 days or more	$17	$26
Allowance for loan losses	$9,515	$8,346
Nonaccrual consumer finance loans to total consumer finance loans	0.83%	1.64%
Allowance for loan losses to total consumer finance loans	7.57	7.51

Nonperforming assets and accruing loans past due 90 days or more of the combined Retail and Mortgage Banking segments at December 31, 2005 consisted primarily of one commercial relationship. As previously described, these loans were repaid in full in May 2006, which accounted for the decline in nonperforming assets in 2006.

Nonaccrual loans of the Consumer Finance segment as a percentage of total consumer finance loans declined 81 basis points since December 31, 2005. Despite the improvement in asset quality, we have maintained the ratio of the allowance for loan losses to total loans at 7.57 percent because of cyclical behavior in consumer finance delinquency trends and an increase in the amount of delinquent payment deferrals. In accordance with its policies and guidelines, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two delinquent payments within a twelve-month rolling period to the end of the loan, generally by paying a fee. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the loan portfolio and therefore increase the allowance for loan losses and related provision for loan losses.

FINANCIAL CONDITION

At September 30, 2006, the Corporation had total assets of $710.78 million compared to $671.96 million at December 31, 2005. The increase was principally a result of an increase in loans held for sale, loans held for investment and corporate premises and equipment, which was offset in part by a decline in interest-bearing deposits in other banks. Growth in loan demand was funded by reducing the amount the Corporation placed in lower-yielding overnight funds and additional borrowings. The increase in corporate premises resulted from expenditures associated with the completion of the Bank’s Hampton and Kiln Creek branches, which opened in 2006, and the ongoing renovation of two branch buildings acquired in 2005 and located in the Richmond, Virginia area.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(in 000’s)	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Real estate - mortgage	$112,062	20%	$96,850	21%
Real estate - construction	13,234	3	20,222	4
Commercial, financial and agricultural	237,747	46	216,081	45
Equity lines	24,691	5	24,662	5
Consumer	9,116	2	9,574	2
Consumer- C&F Finance	125,688	24	111,141	23

Total loans	522,538	100%	478,530	100%

Less unearned loan fees	(531)		(427)
Less allowance for loan losses
Retail and Mortgage Banking	(4,338)		(4,718)
Consumer Finance	(9,515)		(8,346)

Total loans, net	$508,154		$465,039

The increase in loans held for investment occurred predominantly in (1) the variable-rate categories of real estate and commercial loans and (2) the fixed-rate category of consumer loans at C&F Finance. Typically, growth in the variable-rate categories will favorably impact net interest margin in a rising interest rate environment. Fixed-rate consumer loans at C&F Finance are partially funded by variable-rate borrowings; therefore, net interest margin will be negatively impacted in a rising interest rate environment.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(in 000’s)	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$6,088	9%	$6,118	9%
Mortgage-backed securities	2,312	4	2,562	4
Obligations of states and political subdivisions	52,509	81	52,524	81

Total debt securities	60,909	94	61,204	94
Preferred stock	4,057	6	4,097	6

Total available for sale securities	$64,966	100%	$65,301	100%

Deposits

Deposits totaled $499.13 million at September 30, 2006 compared to $495.44 million at December 31, 2005. This increase was primarily attributable to (i) the increase in noninterest bearing demand deposits, which totaled $83.33 million at September 30, 2006 compared with $78.93 million at December 31, 2005 and (ii) the increase in time deposits, which totaled $237.41 million at September 30, 2006 compared with $221.29 million at December 31, 2005, which were offset in part by the decrease in savings and interest-bearing demand deposits from $195.21 million at December 31, 2005 to $178.39 million at September 30, 2006. The lack of significant deposit growth is a result of continued competition from other financial institutions and the equity markets.

Other Borrowings

Borrowings totaled $126.84 million at September 30, 2006 compared with $102.31 million at December 31, 2005. This increase occurred in (i) the Bank’s short-term borrowings from the FHLB to fund the increase in loans held for sale at C&F Mortgage and (ii) C&F Finance’s line of credit to fund loan growth.

Off-Balance Sheet Arrangements

As of September 30, 2006, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Contractual Obligations

As of September 30, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity

Liquid assets, which include unrestricted cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available-for-sale, at September 30, 2006 totaled $38.30 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of September 30, 2006, an established line with the FHLB that had $30.0 million outstanding under a total line of $124.58 million as of September 30, 2006, an unsecured revolving line of credit with a third-party lender that had $7.0 million outstanding under a total line of $7.0 million as of September 30, 2006 and a revolving line of credit with a third-party bank that had $73.93 million outstanding under a total line of $100.0 million as of September 30, 2006. We have no reason to believe these arrangements will not be renewed at their respective maturities.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, we believe that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total Capital (to Risk-Weighted Assets)
Corporation	$72,378	12.5%	$46,223	8.0%	N/A	N/A
Bank	74,618	13.0	45,847	8.0	$57,309	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	65,132	11.3	23,112	4.0	N/A	N/A
Bank	67,372	11.8	22,924	4.0	34,385	6.0
Tier I Capital (to Average Assets)
Corporation	65,132	9.4	27,596	4.0	N/A	N/A
Bank	67,372	9.8	27,399	4.0	34,248	5.0

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Corporation	$65,295	12.2%	$42,707	8.0%	N/A	N/A
Bank	67,144	12.7	42,291	8.0	$52,864	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	58,531	11.0	21,354	4.0	N/A	N/A
Bank	60,463	11.4	21,146	4.0	31,718	6.0
Tier I Capital (to Average Assets)
Corporation	58,531	8.9	26,270	4.0	N/A	N/A
Bank	60,463	9.3	26,025	4.0	32,531	5.0

The capital ratios presented above for the Corporation include the effect of the Corporation’s repurchase of 427,186 shares of its common stock at $41 per share on July 27, 2005. On July 21, 2005, the Corporation issued $10.0 million of trust preferred securities through a statutory business trust to partially fund the share repurchase. The trust preferred securities are treated as Tier 1 capital for regulatory capital adequacy determination purposes for up to 25 percent of Tier 1 capital after their inclusion. Accordingly, the entire $10.0 million of the Corporation’s trust preferred securities is included in Tier 1 capital in the Corporation’s capital ratios presented above.

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

Use of Certain Non-GAAP Financial Measures

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures for the nine months ended September 30, 2006 throughout this Form 10-Q, which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion of a significant recovery of income recognized in a single accounting period permits a comparison of results for ongoing business operations, and it is on this basis that we internally assess the Corporation’s performance for the nine months ended September 30, 2006 and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-Q enhance investors’ understandings of the Corporation’s performance, these non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements.

Reconciliation of Certain Non-GAAP Financial Measures

(in thousands, except for per share data)

		For the Nine Months Ended
	*	9/30/06	9/30/05
Net Income and Earnings Per Share
Net income (GAAP)	A	$9,364	$9,028
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		(565)	—
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		(163)	—

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B	$8,636	$9,028

Weighted average shares – assuming dilution (GAAP)	C	3,271	3,588
Weighted average shares – basic (GAAP)	D	3,150	3,455

Earnings per shares – assuming dilution
GAAP	A/C	$2.86	$2.52
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/C	$2.64	$2.52

Reconciliation of Certain Non-GAAP Financial Measures (Continued)

(in thousands, except for per share data)

			For the Nine Months Ended
	*		9/30/06	9/30/05
Net Income and Earnings Per Share (Continued)
Earnings per share – basic
GAAP	A/D		$2.97	$2.61
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/D		$2.74	$2.61

Annualized Return on Average Assets
Average assets (GAAP)	E		$687,748	$639,568
Annualized return on average assets
GAAP	(A/E	)/.75	1.82%	1.88%
Excluding nonaccrual and default interest and Reduction in loan loss allowance attributable to Loan transaction	(B/E	)/.75	1.67%	1.88%

Annualized Return on Average Equity
Average assets (GAAP)	F		$62,852	$69,124
Annualized return on average assets
GAAP	(A/F	)/.75	19.86%	17.41%
Excluding nonaccrual and default interest and Reduction in loan loss allowance attributable to Loan transaction	(B/F	)/.75	18.32%	17.41%

Retail Banking Segment Net Income
Net income (GAAP)			$5,241	$4,711
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)			(565)	—
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)			(163)	—

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction			$4,513	$4,711

Reconciliation of Certain Non-GAAP Financial Measures (Continued)

(in thousands, except for per share data)

		For the Nine Months Ended
	*	9/30/06	9/30/05
Net Interest Income and Net Interest Margin
Net interest income (GAAP)		$29,985	$27,283
Taxable-equivalent adjustment		1,006	1,077
Nonaccrual and default interest attributable to loan transaction (GAAP)		(870)	—

Taxable-equivalent net interest income, excluding nonaccrual and default interest attributable to loan transaction	G	$30,121	$28,360

Average interest-earning assets (GAAP)	H	$625,513	$587,766
Net interest margin (GAAP)	((G/.75)+870)/H	6.56%	6.43%
Net interest margin, excluding nonaccrual and default Interest attributable to loan transaction	(G/H)/.75	6.42%	6.43%

*	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Certain Non-GAAP Financial Measures are calculated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Pursuant to a previously-disclosed investigation, under the supervision of the Corporation’s audit committee, the Corporation’s management confirmed a $2.2 million embezzlement perpetrated by two former employees of C&F Mortgage Corporation, the mortgage subsidiary of C&F Bank, which occurred over a period from 2003 through 2005. This loss was covered under the Corporation’s insurance policy and the recovery proceeds, less a $75,000 deductible that was recognized in the second quarter of 2006, were received prior to the end of the period covered by this report. The impact of this embezzlement did not have a material adverse effect on the Corporation’s financial position or results of operations.

In response to the operational control deficiencies, which enabled the embezzlement to occur, the Corporation strengthened certain of its internal control procedures during the third quarter of 2006 as follows:

•	Strengthened the procedures by which wire transfers are requested, initiated and approved;

•	Strengthened the procedures surrounding the control of the unissued check supply and the procedures followed when signing checks;

•	Strengthened and reissued existing procedures for reconciling the cash accounts;

•	Strengthened the accounting staff at both the supervisory and controller positions at C&F Mortgage; and

•	Reissued certain existing procedures to reinforce their consistent application.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
July 1-31, 2006	—	$—	—	144,661
August 1-31, 2006	700	38.33	700	143,961
September 1-30, 2006	400	38.65	400	143,561

Total	1,100	$38.45	1,100

[1]	On November 4, 2005, the Corporation’s board of directors authorized the repurchase of up to five percent of the Corporation’s common stock (approximately 156,783 shares) over the twelve months ending November 3, 2006. The stock will be purchased in the open market and/or by privately negotiated transactions, as management and the board of directors deem to be prudent. The Corporation initially disclosed the repurchase authorization publicly on November 8, 2005.

On November 3, 2006, the existing stock repurchase authorization expired. The Corporation’s board of directors approved a new authorization for the repurchase of up to 150,000 shares of the Corporation’s common stock over the twelve months ending November 3, 2007. The Corporation initially disclosed the repurchase authorization publicly on November 3, 2006.

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

C&F FINANCIAL CORPORATION
(Registrant)

Date November 6, 2006	/s/ Larry G. Dillon
Larry G. Dillon Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date November 6, 2006	/s/ Thomas F. Cherry
Thomas F. Cherry Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)