Form 10-K
period 2006-12-31
C & F FINANCIAL CORP
filed 2007-03-09
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-23423

C&F FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1680165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Main Street

West Point, VA 23181

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 843-2360

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value per share	The NASDAQ Stock Market LLC
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006 was $117,063,726.

There were 3,188,111 shares of common stock outstanding as of February 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 15, 2007 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 17, 2007, are incorporated by reference in Part III of this report.

PART I

ITEM 1.	BUSINESS

General

C&F Financial Corporation (the Corporation) is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole operating subsidiary, C&F Bank (Citizens and Farmers Bank, or the Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. The Bank has the following five wholly-owned subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•	C&F Mortgage Corporation and its wholly-owned subsidiaries Hometown Settlement Services LLC, Certified Appraisals LLC, Foundation Home Mortgage and C&F Reinsurance LTD

•	C&F Finance Company

•	C&F Investment Services, Inc.

•	C&F Insurance Services, Inc.

•	C&F Title Agency, Inc.

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

The Corporation also owns C&F Financial Statutory Trust I, a non-operating subsidiary that was formed in July 2005 for the purpose of issuing $10.0 million of trust preferred capital securities in a private placement to an institutional investor. The Trust is an unconsolidated subsidiary of the Corporation and its principal asset is $10.3 million of the Corporation’s junior subordinated debt securities (referred to herein as “trust preferred capital notes,”) that are reported as a liability of the Corporation.

Retail Banking

We provide retail banking services at the Bank’s main office in West Point, Virginia, and 17 Virginia branches located one each in Chester, Hampton, Mechanicsville, Midlothian, Newport News, Norge, Providence Forge, Quinton, Saluda, Sandston, West Point, Yorktown, two each in Williamsburg and three each in Richmond. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking, credit card and trust services, as well as travelers’ checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2006, assets of the Retail Banking segment totaled $591.6 million. For the year ended December 31, 2006, income before income taxes for this segment totaled $8.7 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 12 locations in Virginia, four in Maryland, two in North Carolina and one each in Newport, Delaware; Moorestown, New Jersey; and Exton, Pennsylvania. The Virginia offices are located one each in Charlottesville, Chester, Fredericksburg, Hanover, Lexington, Lynchburg, Midlothian, Richmond, Roanoke, Virginia Beach, Williamsburg, and Yorktown. The Maryland offices are located in Annapolis, Clarksville, Crofton and Waldorf. The North Carolina offices are located in Charlotte and Gastonia. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale to numerous investors. C&F Mortgage does not securitize loans. Purchasers of loans include, but are not limited to, Citimortgage, Inc.; Countrywide Home Loans, Inc.; Franklin American Mortgage Company; the Virginia Housing Development Authority; and Wells Fargo Home Mortgage. The Bank also purchases lot and permanent loans and home equity lines of credit from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans partially guaranteed by the Veterans Administration (the VA) and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming loans that do not meet Fannie Mae or Freddie Mac guidelines. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement and residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2006, assets of the Mortgage Banking segment totaled $60.0 million. For the year ended December 31, 2006, income before income taxes for this segment totaled $3.8 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance, which the Bank acquired on September 1, 2002. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Kentucky, Maryland, North Carolina, Ohio, Tennessee and West Virginia. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases installment contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles and moderately priced new vehicles. C&F Finance’s typical borrowers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2006, assets of the Consumer Finance segment totaled $140.0 million. For the year ended December 31, 2006, income before income taxes for this segment totaled $5.0 million.

Employees

At December 31, 2006, we employed 501 full-time equivalent employees. We consider relations with our employees to be excellent.

Competition

Retail Banking

In the Bank’s market area, we compete with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds, brokerage firms and insurance companies. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks.

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

Mortgage Banking

In recent years, several factors have caused rapid consolidation in the mortgage lending industry. First, the continuing evolution of the secondary mortgage market has led to more commodity-like mortgages. Second, increased regulation imposed on the industry has resulted in significant costs and the need for higher levels of specialization. Third, over the last decade interest rate volatility has risen markedly and resulted in an increase in mortgagors’ propensity to refinance their mortgages. The combined result of these three factors, together with fluctuations in new home construction and sales, has been relatively large swings in the volume of loans originated from year to year and dramatically increased complexity in the business. To operate profitably in this environment, lenders must have a high level of operational and risk management skills, as well as technological expertise.

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

The Corporation is also subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Federal Reserve Board has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Bank Holding Company Act of 1956 (the BHCA) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks.

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

Federal law and regulatory policy impose a number of obligations and restrictions on bank holding companies and their depository institution subsidiaries to reduce potential loss exposure to the depositors and to the Federal Deposit Insurance Corporation (the FDIC) insurance funds. For example, a bank holding company must commit resources to support its subsidiary depository institutions. In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (DIF) as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damage is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

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

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2006, the total capital to risk-weighted asset ratio of the Corporation was 12.6 percent and the ratio of the Bank was 13.0 percent. At December 31, 2006, the Tier 1 capital to risk-weighted asset ratio was 11.3 percent for the Corporation and 11.8 percent for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4 percent for banks and bank holding companies. At December 31, 2006, the Tier l leverage ratio was 9.6 percent for the Corporation and 9.9 percent for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or the Bank to pay dividends. During the year ended December 31, 2006, the Bank declared $4.0 million in dividends payable to the Corporation, and the Corporation declared $3.7 million in dividends payable to shareholders.

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

Community Reinvestment Act. The Community Reinvestment Act (CRA) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on 12 factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination in July 2006, it received a CRA performance evaluation of “satisfactory.”

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

FDIRA also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $298,000. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35 percent of estimated insured deposits.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2006, the Bank owned $2.1 million of FHLB stock.

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

The Office of Foreign Assets Control (OFAC), which is a division of the Treasury Department, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury Department and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software that is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

Mortgage Banking Regulation. In addition to certain of the Bank’s regulations, the Corporation’s Mortgage Banking segment is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (HUD), the FHA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

Other Safety and Soundness Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2006, the Bank was considered “well capitalized.”

Check Clearing for the 21st Century Act (Check 21). Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. The major provisions of Check 21 include: allowing check truncation without making it mandatory; demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law; legalizing substitutions for and replacements of paper checks without agreement from consumers; retaining in place the previously-mandated electronic collection and return of checks between financial institutions only when individual agreements are in place; requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred. This legislation will likely affect capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. Based on our asset/liability position at December 31, 2006, we are vulnerable to continued increases in short-term interest rates because of our liability-sensitive balance sheet profile for the one-year time period. However, these liabilities consist predominantly of deposits, the repricing of which historically lags behind the changes in short-term interest rates. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Periods of rising interest rates or a decline in real estate values in our market will adversely affect our income from our mortgage company.

One of the components of our strategic plan is to generate significant noninterest income from our mortgage company, C&F Mortgage. In periods of rising interest rates, consumer demand for new mortgages and refinancings may decrease, which in turn could adversely impact our mortgage company. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations. In addition, there is speculation that current real estate prices in our markets may exceed the true values of the properties. If this is the case, or if the market generally perceives that this is the case, then real estate prices could become stagnant or decline, and there could be a significant reduction in real estate construction and housing starts. This could have a significant adverse affect on demand for loan products offered by our mortgage company.

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

At December 31, 2006, 44 percent of our loan portfolio consisted of commercial loans. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2006, 25 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase in this portfolio. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

If our allowance for loan losses becomes inadequate, the results of our operations may be adversely affected.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income. Although we believe our allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future.

Competition from other financial institutions and financial intermediaries may adversely affect our profitability.

We face substantial competition in originating loans and in attracting deposits. Our competition in originating loans and attracting deposits comes principally from other banks, mortgage banking companies, consumer finance companies, savings associations, credit unions, brokerage firms, insurance companies and other institutional lenders and purchasers of loans. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions may be able to offer the same loan products and services that we offer at more competitive rates and prices. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could adversely affect our profitability.

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

The Corporation owns a building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Bank’s Main Office, a branch office of C&F Investment Services and office space for certain of the Bank’s administrative personnel.

The Corporation owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 85,000 square feet. Approximately 30,000 square feet were renovated in 2005 in order to house the Bank’s operations center, which consists of the Bank’s loan, deposit and administrative functions and staff.

The building previously used for the Bank’s deposit operations at Seventh & Main Streets in West Point Virginia, which is a 14,000 square foot building remodeled by the Corporation in 1991, has been leased to the Economic Development Authority of the Town of West Point, Virginia (Development Authority) for the purpose of housing and operating incubator businesses under the supervision of the Development Authority. The building previously used for the Bank’s loan operations at Sixth and Main Streets in West Point, Virginia, which is a 5,000 square foot building acquired and remodeled by the Corporation in 1998, will initially be retained as back-up facilities for the new operations center. Management has not yet determined the long-term utilization of these properties.

The Corporation owns a building located at 1400 Alverser Drive in Midlothian, Virginia. The building provides space for a branch office of the Bank and for a C&F Mortgage branch office, as well as C&F Mortgage’s main administrative offices. This two-story building has 25,000 square feet and was constructed in 2001. Also at the Midlothian location, the Corporation owns an office condominium that houses a regional commercial lending office.

The Corporation owns 15 other Bank branch locations and leases one Bank branch location and one regional commercial lending office in Virginia. Rental expense for these leased locations totaled $22,000 for the year ended December 31, 2006.

The Corporation has 18 leased loan productions offices, 9 in Virginia, four in Maryland, two in North Carolina and one each in Delaware, New Jersey and Pennsylvania, for C&F Mortgage. Rental expense for these leased locations totaled $874,000 for the year ended December 31, 2006.

The Corporation owns a building located at 4660 South Laburnum Avenue in Richmond, Virginia. The building was acquired in June 2005 and has approximately 8,800 square feet. The building houses C&F Finance’s headquarters and provides space for its loan and administrative functions and staff. In connection with the opening of the Bank’s Hampton branch in 2006, the Hampton office of C&F Finance was relocated from a leased facility to the second floor of the Bank branch building. The Corporation has one remaining leased office in Virginia for C&F Finance. Rental expense for these leased locations totaled $15,000 for the year ended December 31, 2006.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years
Larry G. Dillon (54) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (38) Executive Vice President, Chief Financial Officer and Secretary	Secretary of the Corporation and the Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and the Bank since December 2004; Senior Vice President and Chief Financial Officer of the Corporation and the Bank from December 1998 to November 2004

Robert L. Bryant (56) Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer of the Corporation since February 2005; Executive Vice President and Chief Operating Officer of the Bank since December 2004; Senior Vice President and Chief Operating Officer of the Bank from May 2004 to November 2004; President of Renaissance Resources, a business consulting practice located in Richmond, Virginia, from 1996 to 2004

Bryan E. McKernon (50)	President and Chief Executive Officer of C&F Mortgage since 1995

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the over-the-counter market and is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 27, 2007, there were approximately 2,300 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $43.25. Following are the high and low closing sales prices as reported by the NASDAQ Stock Market, along with the dividends that were paid quarterly in 2006 and 2005.

	2006			2005
Quarter	High	Low	Dividends	High	Low	Dividends
First	$40.58	$37.17	$0.27	$40.20	$36.12	$0.24
Second	41.49	38.09	0.29	40.44	34.81	0.24
Third	41.00	37.25	0.29	41.00	34.92	0.25
Fourth	42.50	38.50	0.31	40.15	37.02	0.27

Payment of dividends is at the discretion of the Corporation’s board of directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends, refer to Item 1, “Business,” under the heading “Limits on Dividends” and Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 13: Regulatory Requirements and Restrictions.”

Issuer Purchases of Equity Securities

For the Quarter Ended December 31, 2006

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
October 1-31, 2006	—	$—	—	143,561
November 1-30, 2006	—	—	—	150,000
December 1-31, 2006	135	39.72	135	149,865

Total	135	$39.72	135

[1]

On November 4, 2005, the Corporation’s board of directors authorized the purchase of up to 5 percent of the Corporation’s common stock (approximately 156,783 shares) over the twelve months ending November 3, 2006. The Corporation purchased 13,222 shares of the Corporation’s common stock during the twelve months ending November 3, 2006. Upon expiration of this program, the Corporation’s board of directors authorized the purchase of up to an additional 150,000 shares of the Corporation’s common stock over the twelve months ending November 3, 2007. The stock will be purchased in the open market and/or by privately negotiated transactions, as management and the board of directors deem prudent.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share amounts)	2006	2005	2004	2003	2002
Selected Year-End Balances:
Total assets	$734,468	$671,957	$609,122	$573,546	$551,922
Total capital	68,006	60,086	69,899	65,384	56,233
Total loans (net)	517,843	465,039	394,471	350,170	328,634
Total deposits	532,835	495,438	447,134	427,635	383,533
Summary of Operations:
Interest income	$58,582	$48,770	$40,843	$38,671	$30,620
Interest expense	18,457	11,997	7,549	8,828	9,184

Net interest income	40,125	36,773	33,294	29,843	21,436
Provision for loan losses	4,625	5,520	4,026	3,167	1,141

Net interest income after provision for loan losses	35,500	31,253	29,268	26,676	20,295
Noninterest income	27,387	27,584	24,689	29,318	21,453
Noninterest expenses	45,328	41,868	37,753	36,748	27,846

Income before taxes	17,559	16,969	16,204	19,246	13,902
Income tax expense	5,430	5,181	5,006	6,327	4,137

Net income	$12,129	$11,788	$11,198	$12,919	$9,765

Per share:
Earnings per common share—basic	$3.85	$3.49	$3.14	$3.58	$2.73
Earnings per common share—assuming dilution	3.71	3.36	3.00	3.42	2.67
Dividends	1.16	1.00	.90	.72	.62
Weighted average number of shares— assuming dilution	3,273,429	3,507,912	3,729,128	3,781,843	3,652,668
Significant Ratios:
Return on average assets	1.75%	1.82%	1.91%	2.35%	2.19%
Return on average equity	18.97	17.70	16.78	21.32	19.62
Dividend payout ratio	30.15	28.33	28.59	20.07	22.80
Average equity to average assets	9.21	10.30	11.38	11.01	11.15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates

•	general economic conditions

•	the legislative/regulatory climate

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

•	the quality or composition of the loan or investment portfolios

•	demand for loan products

•	deposit flows

•	competition

•	demand for financial services in the Corporation’s market area

•	technology

•	reliance on third parties for key services

•	accounting principles, policies and guidelines

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires us to make estimates and assumptions. Those accounting policies with the greatest uncertainty and that require our most difficult, subjective or complex judgments affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay, overall portfolio quality and specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2006 and determined there was no impairment to be recognized in 2006. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

Defined Benefit Pension Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, may impact pension assets, liabilities or expense.

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

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals:

1) return on average assets (ROA)

2) return on average equity (ROE)

3) growth in earnings

In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities:

1) retail banking

2) mortgage banking

3) consumer finance

We also actively manage our capital through:

1) growth

2) stock purchases

3) dividends

Financial Performance Measures

For the Corporation, net income increased 2.9 percent to $12.1 million in fiscal 2006. Earnings per share assuming dilution increased 10.4 percent to $3.71 in the same period. Net income for 2006 included $728,000, after taxes, attributable to the recovery of past due interest and a reduction in the Corporation’s loan loss allowance in connection with the pay-off of previously nonperforming loans of one commercial relationship. Excluding the after-tax effect of this loan pay-off, the Corporation’s adjusted earnings for 2006 were $11.4 million, or $3.48 per share assuming dilution, which represents a 3.6 percent increase in adjusted earnings per share assuming dilution over the same period in 2005. The improvement in adjusted earnings per share relative to the decrease in adjusted net income, excluding the effect of the commercial loan pay-off, was attributable to the accretive effect of the tender offer that concluded in the third quarter of 2005 and resulted in the Corporation’s purchase of 427,186 of its outstanding shares. Factors influencing 2006 earnings included interest rate fluctuations, a decline in mortgage loan production, new borrowings to fund the Corporation’s purchase of common stock and higher operating expenses to support growth. The degree to which these factors impacted each of our business segments varied and is discussed in “Principal Business Activities” below.

The Corporation’s ROE and ROA were 18.97 percent and 1.75 percent, respectively, for the year ended December 31, 2006. Excluding the effect of the commercial loan pay-off, the Corporation’s adjusted ROE was 17.83 percent for the year ended December 31, 2006, compared with 17.70 percent for 2005. The adjusted ROA, excluding the effect of the commercial loan pay-off, was 1.64 percent for 2006, compared with 1.82 percent for 2005. The increase in adjusted ROE for 2006 was attributable to the accretive effect of the Corporation’s share purchase in July 2005. The decline in adjusted ROA for 2006 resulted from the decline in earnings, excluding the effect of the commercial loan pay-off, coupled with an increase in average assets, primarily loans held for investment and new facilities. We have continued to make significant investments in our retail branch network, operations facilities, technology and personnel in order to accommodate our strategic growth initiatives. These investments have increased our operating assets and expenses. However, we expect them to enhance long-term earnings, thus increasing shareholder value.

We expect the following factors to influence the Corporation’s financial performance in 2007:

•

Retail Banking: We expect changes in interest rates to affect the degree to which net interest margin compression occurs at C&F Bank. If interest rates stabilize or decline, we expect more pronounced net interest margin compression than if interest rates rise because yields on loans will stay constant or decline while deposits will continue to reprice at higher rates relative to their maturing rates. General economic trends, particularly an economic slowdown, in C&F Bank’s markets can affect the quality of the loan portfolio. Managing the risks inherent in our loan portfolio will influence C&F Bank’s performance during 2007. Our ability to achieve forecasted deposit and loan growth at our existing bank branches and in particular at our four new bank branches will be affected by both general economic conditions and the increasing level of competition in our markets.

•

Mortgage Banking: Interest rate volatility, the flat interest rate yield curve and the slowdown in the housing market will likely continue to negatively affect demand for home mortgage loans. This will result in lower production at C&F Mortgage, which directly impacts the profitability of C&F Mortgage. Production growth may become more dependent on our ability to open or acquire new production offices.

•

Consumer Finance: We expect changes in interest rates to be a primary factor influencing financial performance at C&F Finance in 2007. If interest rates rise, we expect net interest margin compression because the funding for C&F Finance’s loan portfolio is indexed to short-term interest rates and reprices each month. If interest rates stabilize or decline, there will be less pressure on the net interest margin. In addition, if an economic slowdown occurs in C&F Finance’s markets, we would expect more delinquencies and repossessions. There would also be the potential for a decrease in consumer demand for automobiles and a decline in the value of automobiles securing C&F Finance’s loan portfolio, which would weaken collateral coverage and increase the amount of loss on the disposition of repossessions.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: Pretax earnings for the Retail Banking segment were $8.7 million for the year ended December 31, 2006, compared with $8.1 million in 2005. Pretax earnings for 2006 included $1.1 million of previously unrecorded interest and a reduction in the allowance for loan losses recognized in connection with the pay-off of previously nonperforming loans of one commercial relationship. Excluding this amount, the Retail Bank segment’s adjusted pre-tax income for 2006 was $7.6 million. Included in earnings for 2006 were the effects on operating expenses of the Peninsula and Richmond branch expansions and the operations center relocation, higher operational and administrative personnel costs to support growth, as well as interest expense on trust preferred securities, the proceeds of which were used to partially fund the large share purchase in mid-2005. Growth in the Retail Banking segment’s operations and infrastructure have increased operating expenses, but over time we expect these expenditures will contribute to the Corporation’s long-term profitability, improve efficiency and enhance customer service. Higher expenses for 2006 were offset in part by an increase in net interest income, which resulted from an increase in both the amount of and yield on earning assets, and an increase in service charges on deposit accounts. The Retail Banking segment’s net interest margin has benefited in the short term as variable-rate loans have repriced as short-term interest rates have increased. However, future earnings of the Retail Banking segment could be affected by net interest margin compression if interest rates stabilize or decline and deposits continue to reprice at higher rates relative to their maturing rates.

Mortgage Banking: Pretax earnings for the Mortgage Banking segment, which consists solely of C&F Mortgage Corporation, were $3.8 million for the year ended December 31, 2006, compared with $5.1 million in 2005. The decline in earnings of the Mortgage Banking segment resulted from reduced loan volume as demand for residential mortgage loans and refinancings has moderated as interest rates have increased and overall economic growth has slowed. Origination volume for the year declined 10.8 percent from the 2005 level. Gains on loan sales declined during 2006 due to lower volumes of loan sales resulting from the reduced origination volume. For 2006, loan originations at C&F Mortgage for refinancings declined to $283 million from $350 million in 2005. Loans originated for new and resale home purchases declined to $661 million in 2006 from $709 million in 2005. In addition to the decrease in loan volume, the Mortgage Banking segment experienced increased overhead resulting from new loan production offices opened during 2006 and 2005, and a decrease in net interest income resulting from a lower average balance of loans held for sale and the effect of the flat interest rate yield curve during 2006. We expect that future earnings for the Mortgage Banking segment may continue to be negatively affected if interest rate trends result in fewer new and resale home sales and loan refinancings. However, we plan to continue to expand in new and existing markets that provide the potential for increased loan production.

Consumer Finance: Pretax earnings for the Consumer Finance segment, which consists solely of C&F Finance, totaled $5.0 million for the year ended December 31, 2006, compared with pre-tax earnings of $3.7 million in 2005. The increase in 2006 resulted from a 16.1 percent increase in average consumer finance loans outstanding, which more than offset the decline in C&F Finance’s net interest margin attributable to increases in the cost of borrowings resulting from rising interest rates and higher operating expenses to support growth. Operating results in 2006 benefited from the completion of C&F Finance’s conversion to a new loan system, the consolidation and relocation of its operations center to a new location in Richmond, Virginia, and a change in the third-party lender for its secured revolving line of credit with financing terms that provide for a rate reduction from the prior terms and lower administration fees—all of which occurred in mid-2005. We believe that with these improvements, we have established a platform with the capacity to support current operations and future growth, which will enhance long-term earnings. In addition to earnings growth during 2006, nonaccrual consumer finance loans as a percentage of total consumer finance loans was less than one percent as of December 31, 2006 compared to 1.64 percent as of December 31, 2005, which reflected the effect of initiatives to reduce C&F Finance’s nonperforming assets. As a result of the improvement in asset quality and a decline in net charge-offs during 2006, the provision for loan losses declined to $4.9 million for 2006 from $5.1 million for 2005. Future earnings at the Consumer Finance segment will be impacted by economic conditions including, but not limited to, the employment market, interest rate levels and the resale market for used automobiles.

Capital Management

We have managed our capital through growth in assets, stock purchases and increases in dividends as evidenced by the decline in the ratio of average equity to average total assets over the past three years. During 2006, total assets grew by 9.3 percent. A detailed discussion of the changes in our financial position since December 31, 2005 is included in the section “Financial Condition.” Dividends for 2006 were $1.16, which is a 16 percent increase over 2005. The weighted average number of shares outstanding during 2006 was 3,151,860 compared to 3,375,153 during 2005. This decrease resulted from the purchase of 427,186 shares of the Corporation’s common stock in mid-2005, which was accretive to earnings per share and ROE. In 2006, we purchased 13,257 shares of the Corporation’s common stock under board-approved purchase programs. Through February 15, 2007, we have purchased an additional 101,200 shares of the Corporation’s common stock at an average price of $41.26 per share under the current board-approved program to purchase up to 150,000 shares. Shares purchased in 2007 are not reflected in 2006 results.

RESULTS OF OPERATIONS

NET INTEREST INCOME

TABLE 1: Average Balances, Income and Expense, Yields and Rates

The following table shows the average balance sheets for each of the years ended December 31, 2006, 2005 and 2004. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield if income taxes were paid using the federal corporate income tax rate of 35 percent in all three years presented).

	2006			2005			2004
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$11,349	$487	4.29%	$12,989	$527	4.06%	$16,211	$484	2.99%
Tax-exempt	55,932	3,802	6.80	56,092	4,020	7.17	54,532	4,058	7.44

Total securities	67,281	4,289	6.37	69,081	4,547	6.58	70,743	4,542	6.42
Loans, net	555,517	55,196	9.94	507,447	45,118	8.89	424,052	37,009	8.73
Interest-bearing deposits in other banks	9,271	454	4.90	17,168	523	3.05	43,564	527	1.21

Total earning assets	632,069	59,939	9.48	593,696	50,188	8.45%	538,359	42,078	7.82%
Allowance for loan losses	(13,617)			(12,213)			(9,675)
Total non-earning assets	75,863			65,107			57,890

Total assets	$694,315			$646,590			$586,574

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$87,074	946	1.09%	$81,885	732	0.89%	$80,055	495	0.62%
Money market deposit accounts	44,820	987	2.20	49,909	708	1.42	42,797	329	0.77
Savings accounts	49,644	353	0.71	54,656	388	0.71	55,856	328	0.59
Certificates of deposit, $100 thousand or more	79,873	3,176	3.98	63,432	1,717	2.71	56,480	1,086	1.92
Other certificates of deposit	152,879	5,690	3.72	136,779	3,735	2.73	127,923	2,751	2.15

Total time and savings deposits	414,290	11,152	2.69	386,661	7,280	1.88	363,111	4,989	1.37

Borrowings	120,498	7,305	6.06	101,355	4,717	4.65	74,011	2,560	3.46

Total interest-bearing liabilities	534,788	18,457	3.45	488,016	11,997	2.46%	437,122	7,549	1.73%

Demand deposits	79,472			76,172			69,281
Other liabilities	16,106			15,808			13,432

Total liabilities	630,366			579,996			519,835
Shareholders’ equity	63,949			66,594			66,739

Total liabilities and shareholders’ equity	$694,315			$646,590			$586,574

Net interest income		$41,482			$38,191			$34,529

Interest rate spread			6.03%			5.99%			6.09%

Interest expense to average earning assets			2.92%			2.02%			1.40%

Net interest margin			6.56%			6.43%			6.41%

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

	2006 from 2005			2005 from 2004
	Increase(Decrease) Due to		Total Increase (Decrease)	Increase(Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume		Rate	Volume
Interest income:
Loans	$5,560	$4,518	$10,078	$706	$7,403	$8,109
Securities:
Taxable	29	(69)	(40)	152	(109)	43
Tax-exempt	(207)	(11)	(218)	(151)	113	(38)
Interest-bearing deposits in other banks	235	(304)	(69)	454	(458)	(4)

Total interest income	5,617	4,134	9,751	1,161	6,949	8,110

Interest expense:
Time and savings deposits:
Interest-bearing deposits	165	49	214	225	12	237
Money market deposit accounts	357	(78)	279	317	62	379
Savings accounts	1	(36)	(35)	66	(6)	60
Certificates of deposit, $100M or more	940	519	1,459	486	145	631
Other certificates of deposit	1,476	479	1,955	786	198	984

Total time and savings deposits	2,939	933	3,872	1,880	411	2,291
Other borrowings	1,593	995	2,588	1,042	1,115	2,157

Total interest expense	4,532	1,928	6,460	2,922	1,526	4,448

Change in net interest income	$1,085	$2,206	$3,291	$(1,761)	$5,423	$3,662

2006 Compared to 2005

Net interest income, on a taxable equivalent basis, for the year ended December 31, 2006 was $41.5 million, compared to $38.2 million for 2005. The net interest margin of 6.56 percent for 2006 included $870,000 of nonaccrued and default interest attributable to the repayment of previously nonperforming loans of one commercial relationship. Excluding the effect of the commercial loan pay-off, the adjusted net interest margin was 6.43 percent for 2006, which was level with the net interest margin for 2005. An increase of 103 basis points in the yield on interest-earning assets during 2006 was offset by an increase of 99 basis points in the rate on interest-bearing liabilities.

Average loans held for investment increased $62.7 million during 2006. The Retail Banking segment’s average loan portfolio increased $46.2 million compared to 2005. This increase was mainly attributable to higher loan production in the Virginia Peninsula market and residential construction loan growth. The Consumer Finance segment’s average loan portfolio increased $16.5 million during 2006. This increase was attributable to overall growth at existing locations and, more recently, the expansion into new markets. Average loans held for sale at the Mortgage Banking segment decreased $14.6 million during 2006. Mortgage interest rate trends over the last twelve months have resulted in a 10.8 percent decline in loan origination volume at the Mortgage Banking segment during 2006. The yield on loans held for investment and loans held for sale increased as a result of a general increase in interest rates since mid-2004.

Average securities available for sale decreased $1.8 million during 2006. In addition, their average yield declined 21 basis points. The decline in the average balance resulted from the utilization of proceeds from maturities and calls to partially fund the increase in loan demand. The yield decreases reflected the impact of the flat yield curve on long-term interest rates and thus the yield on securities purchased throughout 2006.

Average interest-bearing deposits at other banks, primarily the FHLB, decreased $7.9 million during 2006. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand. The average yield on interest-earning deposits at other banks increased 185 basis points during 2006. The higher yields were due to increases beginning in mid-2004 in short-term interest rates.

Although average time and savings deposits increased $27.6 million during 2006, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 81 basis points for 2006 due to the increase in short-term interest rates, coupled with the repricing of maturing deposits at higher interest rates.

Average borrowings increased $19.1 million during 2006 partially due to a new line of credit and the issuance of trust preferred capital securities in the third quarter of 2005 to fund the Corporation’s purchase of 427,186 shares of its common stock in mid-2005. The increase in average borrowings during 2006 was also attributable to loan growth at the Consumer Finance segment, which was funded in part by a line of credit. The increase in interest on borrowings was influenced to a greater extent by a higher cost of funds, which increased 141 basis points during 2006. The majority of the Corporation’s borrowings are indexed to short-term interest rates and reprice as short-term interest rates change.

Excluding the effect of the commercial loan pay-off, the adjusted net interest margin remained constant during 2006. The increase in the yield on loans has been able to offset the effect of the increase in the cost of deposits and borrowings. However, we expect that net interest margin compression is likely to occur if interest rates stabilize or decline and deposits continue to reprice at higher rates relative to their maturing rates.

2005 Compared to 2004

Net interest income, on a taxable equivalent basis, for the year ended December 31, 2005 was $38.2 million compared to $34.5 million for 2004. The higher net interest income resulted primarily from an increase of 10.3 percent in the average balance of interest-earning assets and an increase in net interest margin to 6.43 percent in 2005 from 6.41 percent in 2004. The slight increase in the net interest margin was a result of a 63 basis point increase in yield on interest-earning assets that was offset in part by a 73 basis point increase in the rate on interest-bearing liabilities.

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

Average interest-bearing deposits at other banks, primarily the FHLB, decreased $26.4 million during 2005; however, their average yield increased 184 basis points. The decline in the average balance resulted from the liquidation of these low-yielding deposits to fund the increase in loan demand. The yield increase was due to increases beginning in mid-2004 in short-term interest rates.

Although average time and savings deposits increased $23.6 million during 2005, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 51 basis points during 2005 due to an increase in short-term interest rates. Generally, deposit interest rate increases lag behind the increase in loan interest rates. Although short-term interest rates increased 200 basis points in 2005, deposits will reprice more gradually as existing certificates of deposit mature in future periods.

Average borrowings increased $27.3 million during 2005. This was a result of an increase in borrowings from a third-party lender to fund the increase in loans at the Consumer Finance segment and an increase in short-term advances from the FHLB to fund the increase in loan production at the Mortgage Banking segment. Borrowings increased further as a result of a line of credit from a third-party lender and the issuance of trust preferred capital securities to fund the Corporation’s purchase of 427,186 shares of its common stock in the third quarter of 2005. The majority of these borrowings are indexed to short-term interest rates and reprice as short-term interest rates change. Accordingly, the average cost of borrowings increased 119 basis points during 2005.

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2006
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$17,149	$—	$(51)	$17,098
Service charges on deposit accounts	3,471	—	—	—	3,471
Other service charges and fees	1,200	3,656	245	—	5,101
Gains on calls of available for sale securities	105	—	—	—	105
Other income	393	22	294	903	1,612

Total noninterest income	$5,169	$20,827	$539	$852	$27,387

	Year Ended December 31, 2005
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$18,193	$—	$1	$18,194
Service charges on deposit accounts	2,812	—	—	—	2,812
Other service charges and fees	1,054	3,509	232	—	4,795
Gains on calls of available for sale securities	105	—	—	—	105
Other income	371	210	185	912	1,678

Total noninterest income	$4,342	$21,912	$417	$913	$27,584

	Year Ended December 31, 2004
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Gains on sales of loans	$—	$16,572	$—	$3	$16,575
Service charges on deposit accounts	2,699	—	—	—	2,699
Other service charges and fees	857	3,208	—	—	4,065
Gains on calls of available for sale securities	69	—	—	—	69
Other income	154	18	71	1,038	1,281

Total noninterest income	$3,779	$19,798	$71	$1,041	$24,689

2006 Compared to 2005

Total noninterest income declined slightly to $27.4 million during 2006. A $1.1 million decrease at the Mortgage Banking segment resulted primarily from a decline in gains on loan sales due to lower sales volume resulting from reduced loan demand. The decrease in noninterest income at the Mortgage Banking segment was almost entirely offset by increases of $827,000 at the Retail Banking and $122,000 at the Consumer Finance segments during 2006 because of (1) higher service charges and fees on deposit accounts at the Retail Banking segment resulting from deposit account growth, coupled with the expansion of our overdraft protection services and (2) higher service charges and fees at the Consumer Finance segment resulting from fees generated from loan processing and collection.

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

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2006
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$13,001	$12,137	$3,146	$723	$29,007
Occupancy expense	3,109	1,671	282	25	5,087
Other expenses	4,801	4,550	1,767	116	11,234

Total noninterest expense	$20,911	$18,358	$5,195	$864	$45,328

	Year Ended December 31, 2005
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$11,368	$13,457	$2,766	$686	$28,277
Occupancy expense	2,292	1,356	198	25	3,871
Other expenses	4,303	3,656	1,601	160	9,720

Total noninterest expense	$17,963	$18,469	$4,565	$871	$41,868

	Year Ended December 31, 2004
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$9,982	$12,624	$2,162	$465	$25,233
Occupancy expense	2,144	1,167	220	25	3,556
Other expenses	3,662	3,066	2,077	159	8,964

Total noninterest expense	$15,788	$16,857	$4,459	$649	$37,753

2006 Compared to 2005

Total noninterest expense increased $3.5 million, or 8.3 percent, to $45.3 million during 2006. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Noninterest expense of the Retail Banking segment included costs associated with our new Hampton and Yorktown retail banking branches on the Virginia Peninsula, both of which opened in 2006, our new operations center, which opened in late 2005, and staffing and training personnel for our two new retail banking branches opening in 2007. Noninterest expenses of the Consumer Finance segment included costs associated with building depth in our sales force, entering new markets and increasing the administrative staff to support the increase in the loan portfolio. Total noninterest expense declined during 2006 for the Mortgage Banking segment because of lower production-based personnel costs due to lower origination volume in 2006. The decrease in personnel expenses was offset in part by higher overhead, including occupancy and other expenses, associated with opening new loan production offices in 2006 and 2005. Noninterest expenses of the Mortgage Banking segment in 2006 included $108,000 of expenses, in excess of the Corporation’s insurance coverage, associated with a $2.2 million embezzlement perpetrated by two former employees of C&F Mortgage.

2005 Compared to 2004

Total noninterest expense increased $4.1 million, or 10.9 percent, to $41.9 million for the year ended December 31, 2005. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expenses that were primarily attributable to higher personnel and operating expenses to support growth in both segments and technology enhancements at the Consumer Finance segment. Start-up costs associated with the Bank’s expansion efforts continued throughout 2005 with the ongoing construction of two new retail branches on the Virginia Peninsula, the acquisition of two retail branch buildings in the Richmond area and the relocation of the Bank’s operations departments to a new facility in the fourth quarter of 2005. In addition, the Consumer Finance segment relocated its loan and administrative functions and staff to a new facility owned by the Bank in the third quarter of 2005. The Retail Banking segment will continue to incur additional expenses associated with its new facilities throughout 2006. An increase in noninterest expenses for the Mortgage Banking segment was attributable to higher production-based compensation and operating expenses due to an increase in production.

INCOME TAXES

Applicable income taxes on 2006 earnings amounted to $5.4 million, resulting in an effective tax rate of 30.9 percent, compared with $5.2 million, or 30.5 percent, in 2005 and $5.0 million, or 30.9 percent, in 2004. We do not consider these fluctuations in effective tax rates to be significant.

ASSET QUALITY

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Allowance, beginning of period	$13,064	$11,144	$8,657	$6,722	$3,684
Provision for loan losses:
Retail Banking and Mortgage Banking	(250)	400	200	525	500
Consumer Finance	4,875	5,120	3,826	2,642	641

Total provision for loan losses	4,625	5,520	4,026	3,167	1,141
Loans charged off:
Real estate—residential	32	—	—	—	—
Commercial, financial and agricultural	97	20	7	15	161
Consumer	229	227	96	86	326
Consumer Finance	4,735	4,738	2,592	1,844	573

Total loans charged off	5,093	4,985	2,695	1,945	1,060
Recoveries of loans previously charged off:
Real estate—residential	1	—	—	—	—
Commercial, financial and agricultural	69	49	68	34	47
Consumer	146	57	39	33	21
Consumer Finance	1,404	1,279	1,049	646	196

Total recoveries	1,620	1,385	1,156	713	264

Net loans charged off	3,473	3,600	1,539	1,232	796
Acquisition of C&F Finance Company	—	—	—	—	2,693

Allowance, end of period	$14,216	$13,064	$11,144	$8,657	$6,722

Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	.03%	.03%	—	.01%	.13%

Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	2.76%	3.33%	1.78%	1.60%	1.65%

During 2006, there was a $392,000 decline in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments compared to December 31, 2005. The Bank’s nonperforming and accruing loans past due 90 days or more at December 31, 2005 consisted primarily of one commercial relationship to which we had allocated $865,000 of the allowance for loan losses. In May 2006, the borrower sold the real estate collateral for these loans and the loans were repaid in full from the sale proceeds. The decline in the allowance for loan losses resulting from the resolution of this nonperforming loan relationship was offset in part by the allocation of additional amounts in the loan loss allowance to loans downgraded during 2006 and increased allocations for certain loans based on risks associated with industry concentrations. We believe that the current level of the allowance for loan losses at the combined Retail and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of C&F Finance, accounted for the majority of the activity in the allowance for loan losses during 2006. The decline in the provision for loan losses during 2006 resulted from lower net charge-offs as a result of the improvement in asset quality described below. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible.

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

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	2006	2005	2004	2003	2002
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$502	$402	$337	$615	$573
Real estate—construction	136	202	129	112	107
Commercial, financial and agricultural[1]	3,031	3,776	3,736	3,175	2,670
Equity lines	134	124	92	98	94
Consumer	326	214	166	256	287
Consumer finance	9,890	8,346	6,684	4,401	2,957
Unallocated	197	—	—	—	34

Balance, December 31	$14,216	$13,064	$11,144	$8,657	$6,722

Ratio of loans to total year-end loans:
Real estate—residential mortgage	22%	20%	21%	22%	23%
Real estate—construction	2	4	3	3	3
Commercial, financial and agricultural[1]	44	45	46	46	47
Equity lines	5	5	5	4	4
Consumer	2	2	2	3	3
Consumer finance	25	24	23	22	20

	100%	100%	100%	100%	100%

[1]	Includes loans secured by real estate

Nonperforming Assets

Table 7 summarizes nonperforming assets at December 31, of each of the past five years.

TABLE 7: Nonperforming Assets

Retail and Mortgage Banking
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans	$955	$4,083	$4,336	$1,993	$1,656
Real estate owned	—	—	—	8	703

Total nonperforming assets	$955	$4,083	$4,336	$2,001	$2,359

Accruing loans past due for 90 days or more	$1,629	$3,826	$1,580	$1,092	$69

Allowance for loan losses	$4,326	$4,718	$4,460	$4,256	$3,765

Nonperforming assets to total loans* and real estate owned	0.24%	1.11%	1.39%	.72%	.88%
Allowance for loan losses to total loans* and real estate owned	1.08	1.29	1.43	1.52	1.40
Allowance for loan losses to nonperforming assets	452.98	115.56	102.88	212.69	159.60

*	Total loans above does not include consumer finance loans at C&F Finance, which are shown directly below.

Consumer Finance
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans	$880	$1,819	$1,330	$1,149	$688

Accruing loans past due for 90 days or more	$8	$26	$481	$233	$293

Allowance for loan losses	$9,890	$8,346	$6,684	$4,401	$2,957

Nonaccrual consumer finance loans to total consumer finance loans	0.66%	1.64%	1.42%	1.44%	1.02%

Allowance for loan losses to total consumer finance loans	7.44%	7.51%	7.15%	5.52%	4.40%

Nonperforming assets and accruing loans past due 90 days or more of the combined Retail and Mortgage Banking segments at December 31, 2005 consisted primarily of one commercial relationship. As previously described, these loans were repaid in full in May 2006, which accounted for the majority of the decline in nonperforming assets in 2006.

Nonaccrual loans of the Consumer Finance segment as a percentage of total consumer finance loans declined to less than one percent since December 31, 2005. Despite the improvement in asset quality, we have maintained the ratio of the allowance for loan losses to total loans at 7.44 percent because of cyclical behavior in consumer finance delinquency trends and an increase in the amount of delinquent payment deferrals.

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan, generally by paying a fee. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses.

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

We generally place loans at the Retail Banking, Mortgage Banking and Consumer Finance segments on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if we determine we have adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. As previously discussed, interest income for 2006 included $870,000 of nonaccrued and default interest collected on one nonperforming commercial relationship when the loans were repaid in full in May 2006. Excluding this transaction, we would have recorded additional gross interest income of $70,000 for 2006, $270,000 for 2005 and $202,000 for 2004 if nonaccrual loans had been current throughout these periods. Interest received on nonaccrual loans was $41,000 in 2006, $193,000 in 2005 and $55,000 in 2004.

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

We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collectibility of all amounts due. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. The balance of impaired loans at December 31, 2006 was $781,000 for which no specific valuation allowance was deemed necessary. At December 31, 2005, the balance of impaired loans was $4.2 million for which a specific valuation allowance of $865,000 was provided. In May 2006, the borrowers sold the real estate collateral for these loans and paid the loans in full from the sale proceeds. The average balance of impaired loans was $2.24 million for 2006, $4.2 million for 2005 and $3.5 million for 2004.

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

At December 31, 2006, the Corporation had total assets of $734.5 million compared to $672.0 million at December 31, 2005. The increase was principally a result of an increase in loans held for sale, loans held for investment and corporate premises and equipment, which was offset in part by a decline in interest-bearing deposits in other banks. Growth in loan demand was funded by reducing the amount the Corporation placed in lower-yielding overnight funds and increasing its borrowings. The increase in corporate premises resulted from expenditures associated with the completion of the Bank’s Hampton and Yorktown branches, which opened in 2006, the Bank’s Patterson Avenue branch in Richmond, which opened in January 2007, and the ongoing renovation of one branch building acquired in 2005 and located in the Richmond, Virginia area. Asset growth in 2005 was principally a result of increases in loans held for investment and corporate premises.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with loans sold to third-party investors. At December 31, 2006, the Corporation’s loans held for investment in all categories totaled $532.1 million and loans held for sale totaled $53.5 million.

Tables 8 and 9 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 8: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Real estate—residential mortgage	$115,557	$96,423	$85,080	$77,878	$75,684
Real estate—construction	13,650	20,222	13,315	9,591	8,572
Commercial, financial, and agricultural[1]	236,157	216,081	185,646	167,207	158,350
Equity lines	24,880	24,662	18,490	13,044	12,181
Consumer	8,951	9,574	9,620	11,405	13,375
Consumer finance	132,864	111,141	93,464	79,702	67,194

Total loans	532,059	478,103	405,615	358,827	335,356
Less allowance for loan losses	(14,216)	(13,064)	(11,144)	(8,657)	(6,722)

Total loans, net	$517,843	$465,039	$394,471	$350,170	$328,634

[1]	Includes loans secured by real estate

TABLE 9: Maturity/Repricing Schedule of Loans

	December 31, 2006
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$36,832	$1,559
1 to 5 years	48,496	—
After 5 years	21,474	—
Fixed Rate:
Within 1 year	99,988	12,091
1 to 5 years	27,959	—
After 5 years	1,408	—

The increase in loans held for investment occurred predominantly in (1) the variable-rate categories of real estate and commercial loans and (2) the fixed-rate category of consumer loans at C&F Finance. Typically, growth in the variable-rate categories will favorably affect net interest margin in a rising rate environment. Fixed-rate consumer loans at C&F Finance are predominantly funded by variable rate borrowings; therefore, net interest margin will be negatively impacted in a rising interest rate environment.

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

The Bank underwrites and processes land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For land acquisition and development loans, the Bank uses lower loan-to-value ratios, which are a maximum of 65 percent for raw land, 75 percent for land development and improved lots and 80 percent of the discounted appraised value of the property as determined in accordance with the Bank’s appraisal policies for developed lots for single-family or townhouse construction. The Bank can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more unconditional personal guarantees. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Bank carefully evaluates the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

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

Automobile Sales Finance

C&F Finance has an extensive automobile dealer network through which it purchases installment contracts throughout its markets. Branch personnel have a specific credit authority based upon their experience and historical loan portfolio results, as well as established underwriting criteria. Although the credit approval process is decentralized, C&F Finance’s application processing system includes controls designed to ensure that credit decisions comply with its underwriting policies and procedures.

Finance contract application packages completed by prospective borrowers are submitted by the automobile dealers electronically through a third-party online automotive sales and finance platform to C&F Finance’s automated origination and application scoring system, which processes the credit bureau report, generates all relevant loan calculations and recommends the contract structure. C&F Finance personnel with credit authority review the system-generated recommendations and determine whether to approve or deny the application. The credit decision is based primarily on the applicant’s credit history with emphasis on prior auto loan history, current employment status, income, collateral type and mileage, and the contract-to-value ratio.

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

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity and generates substantial interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(Dollars in thousands)	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$6,222	9%	$6,118	9%
Mortgage-backed securities	2,208	3	2,562	4
Obligations of states and political subdivisions	55,027	82	52,524	81

Total debt securities	63,457	94	61,204	94
Preferred stock	4,127	6	4,097	6

Total available for sale securities	$67,584	100%	$65,301	100%

Table 10 presents additional information pertaining to the composition of the securities portfolio by contractual maturity.

TABLE 10: Maturity of Securities

	Year Ended December 31,
	2006		2005		2004
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$498	2.97%	$—	—%	$6,508	3.12%
Maturing after 1 year, but within 5 years	2,747	4.46	2,740	4.25	2,244	3.44
Maturing after 5 years, but within 10 years	2,443	5.55	3,495	5.01	1,994	4.60
Maturing after 10 years	625	6.82	—	—	—	—

Total U.S. government agencies and corporations	6,313	5.00	6,235	4.68	10,746	3.46

Mortgage backed securities:
Maturing within 1 year	38	3.39	348	5.91	—	—
Maturing after 1 year, but within 5 years	2,198	4.77	2,240	4.70	3,039	4.87

Total mortgage backed securities	2,236	4.75	2,588	4.86	3,039	4.87

States and municipals:[1]
Maturing within 1 year	1,213	4.38	1,103	4.85	732	7.96
Maturing after 1 year, but within 5 years	16,254	6.06	11,192	6.03	6,654	6.29
Maturing after 5 years, but within 10 years	24,017	6.75	22,592	6.92	21,744	7.00
Maturing after 10 years	12,437	6.41	16,242	6.64	21,935	6.77

Total states and municipals	53,921	6.41	51,129	6.60	51,065	6.82

Total securities:[2]
Maturing within 1 year	1,749	3.95	1,451	5.10	7,240	3.61
Maturing after 1 year, but within 5 years	21,199	5.71	16,172	5.53	11,937	5.38
Maturing after 5 years, but within 10 years	26,460	6.64	26,087	6.67	23,738	6.80
Maturing after 10 years	13,062	6.42	16,242	6.64	21,935	6.77

Total securities	$62,470	6.21%	$59,952	6.33%	$64,850	6.18%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]

Total securities excludes preferred stock at amortized cost of $3.9 million at December 31, 2006; $4.1 million at December 31, 2005 and $4.9 million at December 31, 2004 (estimated fair value of $4.1 million at December 31, 2006; $4.1 million at December 31, 2005 and $5.3 million at December 31, 2004).

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are provided by individuals and businesses located within the communities served.

Deposits totaled $532.8 million at December 31, 2006, compared to $495.4 million at December 31, 2005. This increase was primarily attributable to (1) the increase in noninterest-bearing demand deposits, which totaled $90.3 million at December 31, 2006, compared to $78.9 million at December 31, 2005 and (2) the increase in time deposits, which totaled $254.1 million at December 31, 2006, compared to $221.3 million at December 31, 2005, which were offset in part by the decrease in savings and interest-bearing demand deposits from $195.2 million at December 31, 2005 to $188.5 million at December 31, 2006. The increase in noninterest-bearing deposits resulted from an increase in municipal deposit accounts. The increase in time deposits resulted from the effect of our competitive rate-setting strategies. Total deposits at December 31, 2005 increased $48.3 million, or 10.8 percent, over December 31, 2004. Deposit growth in 2005 occurred in all of the Bank’s market regions and, in particular, at the Bank’s newest branches at the time in Newport News and Mechanicsville.

Table 11 presents the average deposit balances and average rates paid for the years 2006, 2005 and 2004. Table 12 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2006.

TABLE 11: Average Deposits and Rates Paid

	Year Ended December 31,
	2006		2005		2004
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$79,472		$76,172		$69,281

Interest-bearing transaction accounts	87,074	1.09%	81,885	0.89%	80,055	0.62%
Money market deposit accounts	44,820	2.20	49,909	1.42	42,797	0.77
Savings accounts	49,644	0.71	54,656	0.70	55,856	0.59
Certificates of deposit, $100M or more	79,873	3.98	63,432	2.71	56,480	1.92
Other certificates of deposit	152,879	3.72	136,779	2.74	127,923	2.15

Total interest-bearing deposits	414,290	2.69%	386,661	1.88%	363,111	1.37%

Total deposits	$493,762		$462,833		$432,392

TABLE 12: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2006
3 months or less	$12,415
3-6 months	20,331
6-12 months	53,751
Over 12 months	8,683

Total	$95,180

BORROWINGS

In addition to deposits, the Corporation utilizes short-term borrowings from the FHLB to fund its day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, as well as a short-term line of credit with a third-party lender for general corporate purposes. Long-term borrowings consist of advances from the FHLB and advances under a non-recourse revolving bank line of credit. All FHLB advances are secured by a blanket floating lien on all qualifying real estate loans. The bank line of credit is non-recourse and is secured by loans at C&F Finance. In July 2005, C&F Financial Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. (For further information concerning our share purchase, refer to “Capital Resources” on page 46.) On July 21, 2005, the Trust issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of the Trust is $10.3 million of the Corporation’s junior subordinated debt securities (referred to herein as “trust preferred capital notes”). For further information concerning the Corporation’s borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 7: Borrowings.”

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $93.3 million at December 31, 2006 and $97.9 million at December 31, 2005.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $8.8 million at December 31, 2006 and $9.7 million at December 31, 2005.

At December 31, 2006, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $23.8 million and loans held for sale of $53.5 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $77.3 million. These commitments to sell loans are designed to eliminate C&F Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. We include recourse considerations in our calculation of the Corporation’s capital adequacy. Payments made under these recourse provisions were $62,000 in 2006, $29,000 in 2005 and $75,000 in 2004. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

LIQUIDITY

The objective of the Corporation’s liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the current components of a solid foundation for the Corporation’s liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, loan payments and payoffs, deposit growth, sales of securities, the issuance of brokered certificates of deposit and the capacity to borrow additional funds.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $54.8 million at December 31, 2006. The Corporation’s funding sources consist of (1) an established federal funds line with a regional correspondent bank that had no outstanding balance under a total line of $14.0 million as of December 31, 2006, (2) an established line with the FHLB that had $15.0 million outstanding under a total line of $131.4 million as of December 31, 2006, (3) a revolving line of credit with a third-party bank that had $77.3 million outstanding under a total line of $100 million as of December 31, 2006 and (4) a revolving line of credit with a third-party bank that had $7.0 million outstanding under a total line of $7.0 million as of December 31, 2006. We have no reason to believe these arrangements will not be renewed at maturity.

Certificates of deposit of $100,000 or more maturing in less than a year totaled $86.5 million at December 31, 2006; certificates of deposit of $100,000 or more maturing in more than one year totaled $8.7 million. The following table presents the Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2006:

CONTRACTUAL OBLIGATIONS

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank lines of credit	$84,284	$7,000	$—	$77,284	$—
FHLB advances[1]	15,000	—	—	—	15,000
Trust preferred capital notes	10,310	—	—	—	10,310
Securities sold under agreements to repurchase	5,462	5,462	—	—	—
Operating leases	2,165	877	894	394	—

Total	$117,221	$13,339	$894	$77,678	$25,310

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

During 2006, we purchased 13,257 shares of the Corporation’s common stock in open-market transactions at an average price of $39.08 per share under stock purchase programs authorized by the Corporation’s board of directors. On July 27, 2005, the Corporation completed a tender offer and purchased 427,186 shares at $41 per share. The total cost of the share purchase, including transaction costs, approximated $17.6 million. In December 2005, we purchased 100 shares in an open-market transaction at $37.27 per share under a board-approved stock purchase program. The board of directors authorized these stock purchases because the Corporation’s capital level exceeded its ongoing operational needs and regulatory requirements. While we will continue to look for opportunities to invest capital in profitable growth, share purchases are another tool that facilitates improving shareholder return, as measured by ROE and earnings per share.

Through February 15, 2007, we have purchased 101,200 shares of the Corporation’s common stock at an average price of $41.26 per share under the current board-approved program to purchase up to 150,000 shares. For further information concerning the Corporation’s share purchases, refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The Corporation’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier I capital ratio was 11.3 percent at December 31, 2006, compared with 11.0 percent at December 31, 2005. The total capital ratio was 12.6 percent at December 31, 2006, compared with 12.2 percent at December 31, 2005. The leverage ratio was 9.6 percent at December 31, 2006, compared with 8.9 percent at December 31, 2005. These ratios are in excess of the mandated minimum requirements. The trust preferred securities issued in connection with the July 2005 tender offer are treated as Tier 1 capital for regulatory capital adequacy determination purposes.

Shareholders’ equity was $68.0 million at year-end 2006 compared with $60.1 million at year-end 2005. The dividend payout ratio was 30.2 percent in 2006, 28.3 percent in 2005 and 28.6 percent in 2004. During 2006, the Corporation declared dividends of $1.16 per share, up 16 percent from $1.00 per share in 2005.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures for the year ended December 31, 2006 throughout this Form 10-K, which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion of a significant recovery of income recognized in a single accounting period permits a comparison of results for ongoing business operations, and it is on this basis that we internally assess the Corporation’s performance for 2006 and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-K enhance investors’ understandings of the Corporation’s performance, these non-GAAP financial measures should not be considered a substitute for GAAP financial measures.

Reconciliation of Certain Non-GAAP Financial Measures

(Dollars in thousands, except for per share data)

	*	For the Year Ended December 31,
		2006	2005
Net Income and Earnings Per Share
Net income (GAAP)	A	$12,129	$11,788
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		(565)	—
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		(163)	—

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B	$11,401	$11,788

Weighted average shares – assuming dilution (GAAP)	C	3,273	3,508
Weighted average shares – basic (GAAP)	D	3,152	3,375
Earnings per share – assuming dilution GAAP	A/C	$3.71	$3.36
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/C	$3.48	$3.36
Earnings per share – basic GAAP	A/D	$3.85	$3.49
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/D	$3.62	$3.49

Return on Average Assets
Average assets (GAAP)	E	$694,315	$646,590
Return on average assets GAAP	A/E	1.75%	1.82%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/E	1.64%	1.82%

Return on Average Equity
Average equity (GAAP)	F	$63,949	$66,594
Return on average equity GAAP	A/F	18.97%	17.70%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/F	17.83%	17.70%

Retail Banking Segment Net Income
Pretax income (GAAP)		$8,731	$8,124
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		(870)	—
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		(250)	—

Pretax income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction		$7,611	$8,124

Reconciliation of Certain Non-GAAP Financial Measures (Continued)

(Dollars in thousands, except for per share data)

		For the Year Ended December 31,
	*	2006	2005
Net Interest Income and Net Interest Margin
Net interest income (GAAP)		$40,125	$36,773
Taxable-equivalent adjustment		1,357	1,418

Taxable-equivalent net interest income (GAAP)	G	41,482	38,191
Nonaccrual and default interest attributable to loan transaction (GAAP)		(870)	—

Taxable-equivalent net interest income, excluding nonaccrual and default interest attributable to loan transaction	H	$40,612	$38,191

Average interest-earning assets (GAAP)	I	$632,069	$593,696
Net interest margin (GAAP)	G/I	6.56%	6.43%
Net interest margin, excluding nonaccrual and default Interest attributable to loan transaction	H/I	6.43%	6.43%

*	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Certain Non-GAAP Financial Measures are calculated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Corporation receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation did not have any outstanding hedging transactions, such as interest rate swaps, floors or caps, at December 31, 2006.

The primary objective of the Corporation’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

The Corporation assumes interest rate risk as a result of its normal operations. The fair values of the Corporation’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

We use simulation analysis to assess earnings at risk and economic value of equity (EVE) analysis to assess economic value at risk. These methods allow management to regularly monitor both the direction and magnitude of the Corporation’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other embedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the Corporation’s interest rate risk position over time.

Simulation analysis evaluates the potential effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Corporation’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach, which assumes changes in interest rates without any management response to change the composition of the balance sheet. The measurement date balance sheet composition is maintained over the simulation time period with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors that management deems significant.

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2006, indicate that the Corporation would expect net interest income to increase over the next twelve months by .10 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to decrease by 2.20 percent if rates shifted upward in the same manner.

1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net Interest Income for the Year Ended December 31, 2007
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$43	0.10%
+200 BP shock	(977)	(2.20)

The EVE analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis. The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.

The EVE analysis results are presented in the table below. These results as of December 31, 2006 indicate that the EVE would increase 1.25 percent assuming an immediate downward shift in market interest rates of 200 BP and would decrease 5.96 percent if rates shifted upward in the same manner.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$1,314	1.25%
+200 BP shock	(6,255)	(5.96)

At our Mortgage Company, we enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 days to 90 days. The Corporation protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, the Corporation is obligated to sell the loan to the purchaser only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

	December 31,
	2006	2005
Assets
Cash and due from banks	$11,496	$13,316
Interest-bearing deposits in other banks	17,010	29,562

Total cash and cash equivalents	28,506	42,878
Securities—available for sale at fair value, amortized cost of $66,407 and $64,021, respectively	67,584	65,301
Loans held for sale, net	53,504	39,677
Loans, net of allowance for loan losses of $14,216 and $13,064, respectively	517,843	465,039
Federal Home Loan Bank stock	2,093	1,876
Corporate premises and equipment, net	33,189	29,147
Accrued interest receivable	4,432	3,664
Goodwill	10,724	10,724
Other assets	16,593	13,651

Total assets	$734,468	$671,957

Liabilities
Deposits
Non-interest-bearing demand deposits	$90,260	$78,934
Savings and interest-bearing demand deposits	188,450	195,211
Time deposits	254,125	221,293

Total deposits	532,835	495,438
Short-term borrowings	12,462	13,529
Long-term borrowings	92,284	78,475
Trust preferred capital notes	10,310	10,310
Accrued interest payable	1,915	1,306
Other liabilities	16,656	12,813

Total liabilities	666,462	611,871

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,182,411 and 3,140,868 shares issued and outstanding, respectively)	3,159	3,141
Additional paid-in capital	324	183
Retained earnings	64,402	55,930
Accumulated other comprehensive income, net	121	832

Total shareholders’ equity	68,006	60,086

Total liabilities and shareholders’ equity	$734,468	$671,957

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Interest income
Interest and fees on loans	$55,112	$45,035	$37,120
Interest on money market investments	454	523	528
Interest and dividends on securities
U.S. government agencies and corporations	255	281	351
Tax-exempt obligations of states and political subdivisions	2,335	2,379	2,386
Corporate bonds and other	426	552	458

Total interest income	58,582	48,770	40,843

Interest expense
Savings and interest-bearing deposits	2,287	1,828	1,152
Certificates of deposit, $100M or more	3,176	1,717	1,086
Other time deposits	5,690	3,735	2,751
Borrowings	6,640	4,447	2,560
Trust preferred capital notes	664	270	—

Total interest expense	18,457	11,997	7,549

Net interest income	40,125	36,773	33,294
Provision for loan losses	4,625	5,520	4,026

Net interest income after provision for loan losses	35,500	31,253	29,268

Noninterest income
Gains on sales of loans	17,098	18,194	16,575
Service charges on deposit accounts	3,471	2,812	2,699
Other service charges and fees	5,101	4,795	4,065
Gain on calls of available for sale securities	105	105	69
Other income	1,612	1,678	1,281

Total noninterest income	27,387	27,584	24,689

Noninterest expenses
Salaries and employee benefits	29,007	28,277	25,233
Occupancy expenses	5,087	3,871	3,556
Other expenses	11,234	9,720	8,964

Total noninterest expenses	45,328	41,868	37,753

Income before income taxes	17,559	16,969	16,204
Income tax expense	5,430	5,181	5,006

Net income	$12,129	$11,788	$11,198

Earnings per common share—basic	$3.85	$3.49	$3.14

Earnings per common share—assuming dilution	$3.71	$3.36	$3.00

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2003	$3,612	$1,010		$58,487	$2,275	$65,384
Purchase of common stock	(89)	(1,172)		(2,160)		(3,421)
Stock options exercised	16	242				258
Comprehensive income
Net income			$11,198	11,198		11,198
Other comprehensive income, net of tax
Unrealized holding losses arising during the period net of tax benefit of $171			(318)		(318)	(318)

Comprehensive income			$10,880

Cash dividends ($.90 per share)				(3,202)		(3,202)

Balance December 31, 2004	3,539	80		64,323	1,957	69,899
Purchase of common stock	(427)	(371)		(16,842)		(17,640)
Stock options exercised	29	474				503
Comprehensive income
Net income			$11,788	11,788		11,788
Other comprehensive income, net of tax
Unrealized holding losses arising during the period net of tax benefit of $606			(1,125)		(1,125)	(1,125)

Comprehensive income			$10,663

Cash dividends ($1.00 per share)				(3,339)		(3,339)

Balance December 31, 2005	3,141	183		55,930	832	60,086
Purchase of common stock	(14)	(504)				(518)
Stock options exercised	32	548				580
Stock-based compensation		97				97
Comprehensive income
Net income			$12,129	12,129		12,129
Other comprehensive income, net of tax
Unrealized holding losses arising during the period net of tax benefit of $36			(67)		(67)	(67)

Comprehensive income			$12,062

Adjustment to initially apply SFAS 158, net of tax benefit of $346					(644)	(644)
Cash dividends ($1.16 per share)				(3,657)		(3,657)

Balance December 31, 2006	$3,159	$324		$64,402	$121	$68,006

Disclosure of reclassification amount for the year ended December 31:

	2006	2005	2004
Unrealized net holding (losses) gains arising during period	$1	$(1,057)	$(273)
Less: reclassification adjustment for gains included in net income	68	68	45

Net unrealized losses on securities	$(67)	$(1,125)	$(318)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$12,129	$11,788	$11,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,007	1,549	1,446
Deferred income taxes	(970)	(1,115)	(1,373)
Provision for loan losses	4,625	5,520	4,026
Stock-based compensation	97	—	—
Accretion of discounts and amortization of premiums on securities, net	35	12	151
Net realized gain on securities	(105)	(105)	(69)
Origination of loans held for sale	(944,300)	(1,058,804)	(912,657)
Sale of loans	930,473	1,067,693	893,824
Change in other assets and liabilities:
Accrued interest receivable	(768)	(623)	(451)
Other assets	(2,580)	2,393	(2,380)
Accrued interest payable	609	692	31
Other liabilities	3,843	(377)	979

Net cash provided by (used in) operating activities	5,095	28,623	(5,275)

Investing activities:
Proceeds from maturities and calls of securities available for sale	7,671	11,990	48,411
Purchase of securities available for sale	(9,987)	(6,142)	(18,719)
Purchase of FHLB stock	(5,932)	(3,234)	(638)
Redemption of FHLB stock	5,715	3,388	680
Investment in statutory trust	—	(310)	—
Net increase in customer loans	(57,429)	(76,088)	(48,327)
Purchase of corporate premises and equipment	(6,120)	(12,461)	(4,408)
Disposal of corporate premises and equipment	71	69	25

Net cash used in investing activities	(66,011)	(82,788)	(22,976)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	4,565	9,516	23,214
Net increase (decrease) in time deposits	32,832	38,788	(3,715)
Net increase in borrowings	12,742	13,719	10,552
Issuance of trust preferred capital notes	—	10,310	—
Purchase of common stock	(518)	(17,640)	(3,421)
Proceeds from exercise of stock options	580	503	258
Cash dividends	(3,657)	(3,339)	(3,202)

Net cash provided by financing activities	46,544	51,857	23,686

Net decrease in cash and cash equivalents	(14,372)	(2,308)	(4,565)
Cash and cash equivalents at beginning of year	42,878	45,186	49,751

Cash and cash equivalents at end of year	$28,506	$42,878	$45,186

Supplemental disclosure
Interest paid	$17,848	$11,305	$7,518
Income taxes paid	5,935	6,653	5,798

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation and its wholly owned subsidiary, Citizens and Farmers Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I, an unconsolidated subsidiary. The subordinated debt owed to the trust is reported as a liability of the Corporation. The accounting and reporting policies of C&F Financial Corporation and subsidiary (the Corporation) conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

Nature of Operations: C&F Financial Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, Citizens and Farmers Bank (the Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank and its subsidiaries offer a wide range of banking and related financial services to both individuals and businesses.

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Title Agency, Inc., C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC, Certified Appraisals LLC, Foundation Home Mortgage and C&F Reinsurance LTD, provides ancillary mortgage loan production services for loan settlement and residential appraisals. C&F Finance, acquired on September 1, 2002, is a regional finance company providing automobile loans throughout Virginia and in portions of Tennessee, Maryland, North Carolina, Ohio, Kentucky and West Virginia. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Business segment data is presented in Note 16.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the projected benefit obligation under the defined benefit plan, the valuation of deferred taxes and goodwill impairment.

Significant Group Concentrations of Credit Risk: Substantially all of the Corporation’s lending activities are with customers located in Virginia, Maryland and portions of Tennessee. Note 3 discusses the Corporation’s lending activities. The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. Note 2 presents the Corporation’s investment activities. The Corporation does not have any significant concentrations in any one industry or to any one customer.

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

Loans Held for Sale: Loans held for sale are carried at the lower of cost or estimated fair value, determined in the aggregate. Fair value considers commitment agreements with investors and prevailing market prices. Substantially all loans originated by C&F Mortgage are held for sale to outside investors.

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

Federal Home Loan Bank Stock: Federal Home Loan Bank (FHLB) stock is carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. In addition, such stock is not considered a debt or equity security in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Corporation is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The Corporation’s wholly-owned subsidiary, Citizens and Farmers Bank, has a non-contributory, defined benefit pension plan, which is subject to the provisions of SFAS 158. A valuation of the Bank’s plan was performed as of October 1, 2006 and it was determined that the plan was underfunded. As a result, the Bank made a $1.18 million contribution to the plan, which fully funded the plan’s projected benefit obligation as of the valuation date. Further, in connection with the implementation of SFAS 158, the Corporation recognized $644,000 as a component of accumulated other comprehensive income.

Stock Compensation Plans: At December 31, 2006, the Corporation has three stock-based compensation plans, which are described more fully in Note 12. Effective January 1, 2006, the Corporation adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires that the Corporation recognize expense related to the fair value of share-based compensation awards in net income.

Prior to January 1, 2006, the Corporation accounted for its share-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, stock compensation expense was not recognized in net income because all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. However, notes to prior financial statements included pro forma disclosures of the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to share-based compensation. The following table presents the pro forma disclosures for the years ended December 31, 2005 and 2004.

(Dollars in thousands, except per share amounts)	Year Ended December 31,
	2005	2004
Net income, as reported	$11,788	$11,198
Total stock-based compensation expense determined under fair value based method for all awards	(2,305)	(605)

Pro forma net income	$9,483	$10,593

Earnings per share:
Basic - as reported	$3.49	$3.14
Basic - pro forma	$2.81	$2.97
Diluted - as reported	$3.36	$3.00
Diluted - pro forma	$2.70	$2.84

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

Compensation expense for grants of restricted shares is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense for the year ended December 31, 2006 included $97,000 ($60,000 after tax) for options and restricted stock granted during 2006. As of December 31, 2006, there was $929,000 of total unrecognized compensation expense related to unvested stock options and restricted stock that will be recognized over the remaining vesting periods. SFAS 123(R) requires the Corporation to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

Earnings Per Common Share: Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially-dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options and unvested restricted shares and are determined using the treasury stock method. Earnings per share calculations are presented in Note 8.

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

Shareholders’ Equity: During 2006, the Corporation purchased 13,257 shares of its common stock in open-market transactions. Purchases of 135 shares at prices between $39.50 and $39.99 per share were made in accordance with a board-approved stock purchase program, which will expire in November 2007. Purchases of 13,122 shares at prices between $37.75 and $40.00 per share were made in accordance with a board-approved stock purchase program, which expired in November 2006.

On July 27, 2005, the Corporation completed a tender offer and purchased 427,186 shares of its common stock at $41 per share. The total cost of the share purchase, including transaction costs, approximated $17.64 million. Refer to Note 7 for a discussion of the issuance of trust preferred capital securities and the Corporation’s related issuance of trust preferred capital notes to partially fund this purchase. In December 2005, the Corporation purchased 100 shares in an open-market transaction at $37.27 per share under the previously-mentioned stock purchase program.

During 2004, the Corporation purchased 26,200 shares of its common stock in privately negotiated transactions and 62,850 shares in open-market transactions at prices between $35.00 and $41.50 per share. The purchases in 2004 were made in accordance with a board-approved stock purchase program, which expired in January 2005.

Recent Accounting Pronouncements:

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108. SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have a material effect on the Corporation’s financial statements.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, SFAS 156 permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the implementation of SFAS 156 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation does not expect the implementation of SFAS 157 to have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the implementation of FIN 48 to have a material effect on its financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Corporation is currently evaluating the effect that EITF No. 06-4 will have on its financial statements when implemented.

In September 2006, the Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the effect that EITF No. 06-5 will have on its financial statements when implemented.

NOTE 2: Securities

Debt and equity securities are summarized as follows:

(Dollars in thousands)	December 31, 2006
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$6,313	$3	$(94)	$6,222
Mortgage-backed securities	2,236	6	(34)	2,208
Obligations of states and political subdivisions	53,921	1,165	(59)	55,027
Preferred stock	3,937	219	(29)	4,127

	$66,407	$1,393	$(216)	$67,584

(Dollars in thousands)	December 31, 2005
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$6,235	$3	$(120)	$6,118
Mortgage-backed securities	2,588	11	(37)	2,562
Obligations of states and political subdivisions	51,129	1,453	(58)	52,524
Preferred stock	4,069	251	(223)	4,097

	$64,021	$1,718	$(438)	$65,301

The amortized cost and estimated fair value of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	December 31, 2006
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,749	$1,735
Due after one year through five years	21,199	21,276
Due after five years through ten years	26,460	27,071
Due after ten years	13,062	13,375
Preferred stock	3,937	4,127

	$66,407	$67,584

Proceeds from the maturities and calls of securities available for sale in 2006 were $7.67 million, resulting in gross realized gains of $105,000. Securities with an aggregate amortized cost of $40.47 million and an aggregate fair value of $41.27 million were pledged at December 31, 2006 to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements.

Proceeds from the maturities and calls of securities available for sale in 2005 were $11.99 million, resulting in gross realized gains of $105,000. Proceeds from the maturities and calls of securities available for sale in 2004 were $48.41 million, resulting in gross realized gains of $69,000.

Securities in an unrealized loss position at December 31, 2006, by duration of the period of the unrealized loss, are shown below.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$476	$2	$4,654	$92	$5,130	$94
Mortgage-backed securities	1,246	33	427	1	1,673	34
Obligations of states and political subdivisions	2,284	10	4,530	49	6,814	59

Subtotal-debt securities	4,006	45	9,611	142	13,617	187

Preferred stock	585	10	1,178	19	1,763	29

Total temporarily impaired securities	$4,591	$55	$10,789	$161	$15,380	$216

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was the decline in prices as interest rates have risen. There are 33 securities totaling $13.62 million in the Corporation’s debt securites portfolio considered temporarily impaired at December 31, 2006. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2006. The temporary impairments in the Corporation’s investment in preferred stock have declined to $29,000 at December 31, 2006 from $223,000 at December 31, 2005. The primary cause of the temporary impairment in the Corporation’s investment in preferred stock at December 31, 2005 was one holding in an energy company, which suffered a liquidity crisis as a result of damage to electric and gas facilities by Hurricanes Katrina and Rita. The fair value of the Corporation’s investment in this company recovered almost entirely during 2006.

Securities in an unrealized loss position at December 31, 2005, by duration of the period of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$2,463	$36	$3,158	$84	$5,621	$120
Mortgage-backed securities	1,002	10	535	27	1,537	37
Obligations of states and political subdivisions	5,094	32	1,529	26	6,623	58

Subtotal-debt securities	8,559	78	5,222	137	13,781	215

Preferred stock	592	218	523	5	1,115	223

Total temporarily impaired securities	$9,151	$296	$5,745	$142	$14,896	$438

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2006	2005
Real estate - mortgage	$115,885	$96,850
Real estate - construction	13,650	20,222
Commercial, financial and agricultural	236,157	216,081
Equity lines	24,880	24,662
Consumer	8,951	9,574
Consumer finance	132,864	111,141

	532,387	478,530
Less unearned loan fees	(328)	(427)

	532,059	478,103
Less allowance for loan losses	(14,216)	(13,064)

	$517,843	$465,039

Loans on nonaccrual status were $1.84 million and $5.90 million at December 31, 2006 and 2005, respectively. If interest income had been recognized on nonaccrual loans at their stated rates during fiscal years 2006, 2005 and 2004, interest income would have increased by approximately $70,000, $270,000 and $202,000, respectively. Accruing loans past due for 90 days or more were $1.64 million and $3.85 million at December 31, 2006 and 2005, respectively. The balance of impaired loans at December 31, 2006 was $781,000. The most significant component of nonaccrual and 90-day delinquent accruing loans at December 31, 2005 was one commercial relationship, which also comprised the balance of impaired loans of $4.22 million at December 31, 2005 and for which a specific valuation allowance of $865,000 was provided. In May 2006, the borrowers sold the real estate collateral for these loans and paid the loans in full from the sale proceeds. The average balances of impaired loans for 2006, 2005 and 2004 were $2.24 million, $4.22 million and $3.47 million, respectively.

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Balance at the beginning of year	$13,064	$11,144	$8,657
Provision charged to operations	4,625	5,520	4,026
Loans charged off	(5,093)	(4,985)	(2,695)
Recoveries of loans previously charged off	1,620	1,385	1,156

Balance at the end of year	$14,216	$13,064	$11,144

NOTE 5: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2006	2005
Land	$6,776	$6,776
Buildings	25,642	21,764
Equipment, furniture and fixtures	18,641	16,705

	51,059	45,245
Less accumulated depreciation	(17,870)	(16,098)

	$33,189	$29,147

NOTE 6: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2006	2005
Certificates of deposit, $100 thousand or more	$95,180	$72,572
Other time deposits	158,945	148,721

	$254,125	$221,293

Remaining maturities on time deposits at December 31, 2006 are as follows (dollars in thousands):

2007	$220,194
2008	18,474
2009	6,612
2010	5,455
2011	2,935
Thereafter	455

$254,125

NOTE 7: Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Balances outstanding under repurchase agreements were $5.46 million on December 31, 2006 and $6.53 million on December 31, 2005. Short-term borrowings also include a variable-rate, unsecured line of credit with a third-party lender that matures in June 2007. The balance outstanding under this line of credit was $7.00 million on December 31, 2006 and December 31, 2005. Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate loans. There were no short-term advances from the FHLB outstanding on December 31, 2006 or December 31, 2005.

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2006	2005
Balance outstanding at year end	$12,462	$13,529
Maximum balance at any month end during the year	$42,165	$63,455
Average balance for the year	$25,236	$20,924
Weighted average rate for the year	4.80%	2.68%
Weighted average rate on borrowings at year end	4.56%	3.39%
Estimated fair value at year end	$12,462	$13,529

Long-term borrowings at December 31, 2006 consist of: advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate loans; and advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance. Advances from the FHLB at December 31, 2006 consist of $10.00 million at 3.24% and $5.00 million at 3.25%, both of which mature in 2012 with a call provision in 2007. The interest rate on the revolving bank line of credit floats at the one-month LIBOR rate plus 175 basis points, and the outstanding balance as of December 31, 2006 was $77.28 million, which matures in 2010. C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, credit quality, adequacy of the allowance for loan losses and interest expense coverage. C&F Finance satisfied all such covenants during 2006.

The contractual maturities of long-term borrowings, excluding call provisions, at December 31, 2006 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2007	$—	$—	$—
2008	—	—	—
2009	—	—	—
2010	—	77,284	77,284
2011	—	—	—

Thereafter	15,000	—	15,000

	$15,000	$77,284	$92,284

The Corporation’s unused lines of credit for future borrowings total approximately $153.10 million at December 31, 2006, which consists of $116.38 million available from the FHLB, $22.72 million on the revolving bank line of credit and $14.00 million under a federal funds agreement with a third party financial institution.

In July 2005, C&F Financial Statutory Trust I (the Trust), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, the Trust issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor. The Trust issued $310,000 in common equity to the Corporation in exchange for cash. The securities mature in September 2035, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the securities at a fixed rate of 6.07% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 1.57% as to the remaining $5.00 million, which rate was 6.93% at December 31, 2006. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 1.57% in September 2010. The principal asset of the Trust is $10.31 million of the Corporation’s junior subordinated debt securities or “trust preferred capital notes” with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by the Trust to pay the quarterly distributions payable by the Trust to the holders of the trust preferred capital securities.

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

NOTE 8: Earnings Per Share

The Corporation calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. The components of the Company’s EPS calculations are as follows:

	December 31,
(Dollars in thousands)	2006	2005	2004
Net income available to common shareholders	$12,129	$11,788	$11,198

Weighted average number of common shares used in earnings per common share-basic	3,151,860	3,375,153	3,567,284
Effect of dilutive securities:
Stock-based awards	121,569	132,759	161,844

Weighted average number of common shares used in earnings per common share-assuming dilution	3,273,429	3,507,912	3,729,128

Options on approximately 133,000, 157,000 and 79,000 shares were not included in computing diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004, respectively, because they were anti-dilutive.

NOTE 9: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Current taxes	$6,400	$6,296	$6,379
Deferred taxes	(970)	(1,115)	(1,373)

	$5,430	$5,181	$5,006

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
(Dollars in thousands)	2006	Percent of Pre-tax Income	2005	Percent of Pre-tax Income	2004	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$6,146	35.0%	$5,939	35.0%	$5,671	35.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(876)	(5.0)	(888)	(5.2)	(910)	(5.6)
Reduction of interest expense incurred to carry tax- exempt assets	84.5		59.3		41.3
State income taxes, net of federal tax benefit	302	1.7	339	2.0	347	2.1
Tax effect of dividends-received deduction on preferred stock	(48)	(.3)	(75)	(.5)	(80)	(.5)
Tax credits	(98)	(.6)	(74)	(.4)	—	—
Other	(80)	(.4)	(119)	(.7)	(63)	(.4)

	$5,430	30.9%	$5,181	30.5%	$5,006	30.9%

Other assets include net deferred income taxes of $5.57 million and $4.56 million at December 31, 2006 and 2005, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2006	2005
Deferred tax asset
Allowance for loan losses	$5,409	$4,618
Deferred compensation	1,367	1,214
Interest on nonaccrual loans	28	97
Other	272	194

Deferred tax asset	7,076	6,123

Deferred tax liability
Depreciation	(63)	(222)
Accrued pension	—	(183)
Goodwill and other intangible assets	(952)	(643)
Other	(79)	(63)
Net unrealized gain on securities available for sale	(412)	(448)

Deferred tax liability	(1,506)	(1,559)

Net deferred tax asset	$5,570	$4,564

NOTE 10: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association. The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings. All salaried employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the Virginia Bankers Association. An employee is 20% vested after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years in the Bank’s contributions. The amounts charged to expense under this plan were $564,000, $515,000 and $372,000 in 2006, 2005 and 2004, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. An employee is vested 25% after two years of service, 50% after three years of service, 75% after four years of service, and fully vested after five years in the employer’s contributions. The amounts charged to expense under this plan were $211,000, $101,000 and $455,000 for 2006, 2005 and 2004, respectively.

In 2005, C&F Finance adopted a Defined Contribution Profit-Sharing Plan sponsored by the Virginia Bankers Association with plan features similar to the Profit-Sharing Plan of the Bank. The amounts charged to expense under this plan were $99,000 in 2006 and $86,000 in 2005. In prior years, C&F Finance had a profit sharing plan for the benefit of all eligible employees. Eligible employees included all full time employees that had at least six months of service on the enrollment dates of July 1 or January 1. Contributions were discretionary. The allocation of the contribution was based upon a percentage of eligible employee salaries. An employee was 20% vested after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years in C&F Finance’s contributions. The amount charged to expense under this plan was $72,000 in 2004.

Individual performance bonuses are awarded annually to certain members of management under a management incentive bonus policy adopted by the Bank effective January 1, 1987 and the Management Incentive Plan adopted by the Corporation on February 25, 2005. The Corporation’s Compensation Committee recommends to the Corporation’s board of directors the bonuses to be paid to the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer of the Corporation, and recommends to the Bank’s board of directors bonuses to be paid to certain other senior Bank officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the Bank. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank’s board considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $683,000, $586,000 and $392,000 in 2006, 2005 and 2004, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $1.08 million, $1.46 million and $1.37 million were expensed in 2006, 2005 and 2004, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

The Corporation has a non-qualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing Plans and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $79,000, $62,000 and $58,000 in 2006, 2005 and 2004, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

The Bank has a non-contributory, defined benefit pension plan for full-time employees over twenty-one years of age. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Bank’s pension plan based upon actuarial valuations prepared as of October 1, 2006 and 2005.

	Plan Year Ended September 30,
(Dollars in thousands)	2006	2005
Change in benefit obligation
Projected benefit obligation, beginning	$6,029	$4,925
Service cost	752	550
Interest cost	345	294
Actuarial (loss) gain	(460)	306
Benefits paid	(228)	(46)

Projected benefit obligation, ending	$6,438	$6,029

Change in plan assets
Fair value of plan assets, beginning	$5,084	$4,549
Actual return on plan assets	400	553
Employer contributions(1)	1,182	28
Benefits paid	(228)	(46)

Fair value of plan assets, ending	$6,438	$5,084

Funded status	$—	$(945)
Unrecognized net actuarial loss	—	1,409
Unrecognized net obligation at transition	—	(32)
Unrecognized prior service cost	—	92

Prepaid benefit cost	$—	$524

Amounts recognized in accumulated other comprehensive income
Net loss	$932	N/A
Net obligation at transition	(27)	N/A
Prior service cost	85	N/A

Total recognized in accumulated other comprehensive income	$990	N/A

Weighted-average assumptions for benefit obligation as of October 1
Discount rate	6.0%	5.8%
Expected return on plan assets	8.5	8.5
Rate of compensation increase	4.0	4.0

(1)

Employer contributions of $1.18 million and $28,000 were made in December 2006 and 2005, respectively, and were based on amounts determined in conjunction with the actuarial valuations prepared as of October 1, 2006 and 2005.

The accumulated benefit obligation was $4.20 million and $3.87 million as of the actuarial valuation dates of October 1, 2006 and 2005, respectively.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Components of net periodic benefit cost
Service cost	$752	$550	$422
Interest cost	345	294	255
Expected return on plan assets	(428)	(346)	(233)
Amortization of prior service cost	7	7	7
Amortization of net obligation at transition	(5)	(5)	(6)
Recognized net actuarial loss	45	45	36

Net periodic benefit cost	716	545	481

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	932	—	—
Net obligation at transition	(27)	—	—
Prior service cost	85	—	—

Total recognized in other comprehensive income	990	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$1,706	$545	$481

The estimated net loss, net obligation at transition and prior service cost that will be amortized from (accreted to) accumulated other comprehensive income into net periodic benefit cost over the next year are $16,000, ($5,000) and $7,000, respectively.

Weighted-average assumptions for net periodic benefit cost as of October 1 (1)
Discount rate	5.8%	6.0%	6.5%
Expected return on plan assets	8.5	8.5	8.5
Rate of compensation increase	4.0	4.0	4.0

(1)	Net periodic benefit cost for the current year is based on assumptions determined at the October 1 valuation date of the prior year.

The Corporation adopted the recognition provisions of SFAS 158 in its December 31, 2006 financial statements. The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the Corporation’s financial statements.

(Dollars in thousands)	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Prepaid pension	$990	$(990)	$-
Deferred income taxes	5,224	346	5,570
Total assets	735,112	(644)	734,468
Accumulated other comprehensive income	765	(644)	121
Total shareholders’ equity	68,650	(644)	68,006

The benefits expected to be paid by the plan in the next ten years are as follows (dollars in thousands):

2007	$60
2008	75
2009	103
2010	111
2011	146
2012 – 2016	1,600

$2,095

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

The Corporation’s defined benefit plan’s weighted average asset allocations as of September 30 by asset category are as follows:

	2006	2005
Mutual funds-fixed income	30%	34%
Mutual funds-equity	56	66
Cash and equivalents	14	—

	100%	100%

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

NOTE 11: Related Party Transactions

Loans outstanding to directors and executive officers totaled $1.22 million and $1.23 million at December 31, 2006 and 2005, respectively. New advances to directors and officers totaled $483,000 and repayments totaled $489,000 in the year ended December 31, 2006. These loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features.

NOTE 12: Share-Based Plans

On April 20, 2004, the Corporation’s shareholders approved the C&F Financial Corporation 2004 Incentive Stock Plan (the 2004 Plan). Under the 2004 Plan, options to purchase common stock and/or grants of restricted shares of common stock may be awarded to certain key employees of the Corporation. Options are issued to employees at a price equal to the fair market value of common stock at the date granted. Restricted shares are accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. The maximum aggregate number of shares that may be issued pursuant to awards made under the 2004 Plan is 500,000. As a result of the accelerated vesting of all unvested options on December 20, 2005 and because no options were granted under the 2004 Plan in 2006, all options outstanding under the 2004 Plan on December 31, 2006 are exercisable. All options expire ten years from the grant date.

Prior to the approval of the 2004 Plan, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the 1994 Plan). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan was 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005, all options outstanding under the 1994 Plan on December 31, 2006 are exercisable. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the Director Plan). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options to purchase common stock may be awarded to non-employee directors of the Bank. Options are issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005, all options outstanding under the Director Plan on December 31, 2006, except for those granted in 2006, are exercisable. All options expire ten years from the grant date.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (the Regional Director Plan). Under this plan, options to purchase common stock are granted to non-employee regional directors of the Bank. Options are issued to non-employee regional directors at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005 and because no options were granted under the Regional Director Plan in 2006, all options outstanding under the Regional Director Plan on December 31, 2006 are exercisable. All options expire ten years from the grant date.

Stock option transactions under the various plans for the periods indicated were as follows:

(Dollars in thousands, except for per share amounts)	2006			2005		2004
	Shares	Exercise Price*	Intrinsic Value	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	564,067	$30.65		473,667	$27.58	406,368	$23.62
Granted	13,500	39.60		137,900	37.72	114,800	39.04
Exercised	(32,000)	16.46		(29,600)	15.35	(15,033)	15.32
Canceled	(15,400)	37.13		(17,900)	29.29	(32,468)	24.17

Outstanding at end of year	530,167	$31.54	$4,511	564,067	$30.65	473,667	$27.58

* Weighted average

Options exercisable at year-end	516,667		$4,509	564,067		147,417
Weighted-average fair value of options granted during the year	$10.10			$8.96		$9.72

The total intrinsic value of in-the-money options exercised in 2006 was $737,000. Cash received from option exercises during 2006 was $527,000. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Dividend yield	2.9%	3.4%	2.9%
Dividend growth rate	5.0	8.0	7.1%
Expected life (years)	8	8	8
Expected volatility	25.0%	25.0%	25.0%
Risk-free interest rate	5.2%	4.5%	4.2%

The dividend yield and growth rate assumptions are based on the Corporation’s history and expectation of dividend payouts. The expected life is based on historical exercise experience. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Remaining Contractual Life	Exercise Price*	Number Exercisable at December 31, 2006	Exercise Price
$12.50	7,200	1.0	$12.50	7,200	$12.50
$15.75 to $23.49	194,017	4.4	19.27	194,017	19.27
$35.20 to $39.60	250,400	8.5	38.38	236,900	38.31
$40.50 to $46.20	78,550	6.9	41.80	78,550	41.80

$12.50 to $46.20	530,167	6.7	$31.54	516,667	$31.33

*	Weighted average

As permitted under the 2004 Plan, the Corporation awarded 22,800 shares of restricted stock to employees on December 19, 2006. These restricted shares are subject to a five-year vesting period. Compensation is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded, which was $39.01 per share for restricted stock issued in 2006. Compensation expense is charged to income ratably over the vesting period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets (all as defined in the regulations). For both the Corporation and the Bank, Tier I capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, amounts resulting from the adoption and application of SFAS 158 and goodwill, and total capital consists of Tier I capital and a portion of the allowance for loan losses. For the Corporation only, Tier I and total capital include trust preferred securities. Risk-weighted assets for the Corporation and the Bank were $592.67 million and $587.40 million, respectively, at December 31, 2006 and $533.84 million and $528.64 million, respectively, at December 31, 2005. Management believes, as of December 31, 2006, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Corporation	$74,646	12.6%	$47,413	8.0%	N/A	N/A
Bank	76,571	13.0	46,992	8.0	$58,740	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	67,161	11.3	23,707	4.0	N/A	N/A
Bank	69,144	11.8	23,496	4.0	35,244	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	67,161	9.6	28,123	4.0	N/A	N/A
Bank	69,144	9.9	27,918	4.0	34,897	5.0

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)
Corporation	$65,295	12.2%	$42,707	8.0%	N/A	N/A
Bank	67,144	12.7	42,291	8.0	$52,864	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	58,531	11.0	21,354	4.0	N/A	N/A
Bank	60,463	11.4	21,146	4.0	31,718	6.0
Tier I Capital (to Average Tangible Assets)
Corporation	58,531	8.9	26,270	4.0	N/A	N/A
Bank	60,463	9.3	26,025	4.0	32,531	5.0

The capital ratios presented above for the Corporation include the effect of the Corporation’s purchase of 427,186 shares of its common stock at $41 per share on July 27, 2005. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase. The trust preferred securities may be treated as Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. Accordingly, the entire $10.00 million of the Corporation’s trust preferred securities is included in Tier 1 capital in the Corporation’s capital ratios presented above.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $93.26 million and $97.85 million at December 31, 2006 and 2005, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $8.79 million and $9.74 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $23.77 million and loans held for sale of $53.50 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $77.27 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $911,000, $786,000 and $649,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments due under these leases as of December 31, 2006 are as follows (dollars in thousands):

2007	$877
2008	602
2009	292
2010	196
2011	198
Thereafter	—

$2,165

As of December 31, 2006, the Corporation had $22.63 million in deposits in financial institutions in excess of amounts insured by the FDIC, the majority of which was on deposit at the FHLB.

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

	December 31,
	2006		2005
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$28,506	$28,506	$42,878	$42,878
Securities	67,584	67,584	65,301	65,301
Net loans	517,843	517,000	465,039	468,458
Loans held for sale, net	53,504	54,913	39,677	41,277
Accrued interest receivable	4,432	4,432	3,664	3,664
Financial liabilities:
Demand deposits	278,710	277,310	274,145	273,157
Time deposits	254,125	255,360	221,293	221,479
Borrowings	115,056	113,869	102,314	100,898
Accrued interest payable	1,915	1,915	1,306	1,306
Off-balance-sheet items:
Letters of credit	8,794	—	9,744	—
Unused portions of lines of credit	93,263	—	97,853	—

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

The Corporation’s other segments include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other segments are not significant to the Corporation as a whole and have been included in “Other.”

	Year Ended December 31, 2006
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$37,743	$2,737	$21,384	$—	$(3,282)	$58,582
Gains on sales of loans	—	17,149	—	—	(51)	17,098
Other noninterest income	5,169	3,678	539	903	—	10,289

Total operating income	42,912	23,564	21,923	903	(3,333)	85,969

Expenses:
Interest expense	13,520	1,428	6,849	—	(3,340)	18,457
Salaries and employee benefits	13,001	12,137	3,146	668	55	29,007
Other noninterest expenses	7,660	6,221	6,924	141	—	20,946

Total operating expenses	34,181	19,786	16,919	809	(3,285)	68,410

Income before income taxes	$8,731	$3,778	$5,004	$94	$(48)	$17,559

Total assets	$591,573	$60,022	$140,024	$51	$(57,202)	$734,468
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$5,485	$425	$207	$3	$—	$6,120

	Year Ended December 31, 2005
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$30,857	$3,178	$17,799	$—	$(3,064)	$48,770
Gains on sales of loans	—	18,193	—	—	1	18,194
Other noninterest income	4,342	3,719	417	912	—	9,390

Total operating income	35,199	25,090	18,216	912	(3,063)	76,354

Expenses:
Interest expense	8,712	1,532	4,880	—	(3,127)	11,997
Salaries and employee benefits	11,368	13,457	2,766	568	118	28,277
Other noninterest expenses	6,995	5,012	6,919	185	—	19,111

Total operating expenses	27,075	20,001	14,565	753	(3,009)	59,385

Income before income taxes	$8,124	$5,089	$3,651	$159	$(54)	$16,969

Total assets	$571,091	$47,574	$119,113	$19	$(65,840)	$671,957
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$11,830	$459	$172	$—	$—	$12,461

	Year Ended December 31, 2004
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$25,208	$2,373	$15,113	$—	$(1,851)	$40,843
Gains on sales of loans	—	16,572	—	—	3	16,575
Other noninterest income	3,779	3,226	71	1,038	—	8,114

Total operating income	28,987	22,171	15,184	1,038	(1,848)	65,532

Expenses:
Interest expense	5,703	569	3,133	—	(1,856)	7,549
Salaries and employee benefits	9,982	12,624	2,162	408	57	25,233
Other noninterest expenses	6,006	4,233	6,123	184	—	16,546

Total operating expenses	21,691	17,426	11,418	592	(1,799)	49,328

Income before income taxes	$7,296	$4,745	$3,766	$446	$(49)	$16,204

Total assets	$523,035	$56,845	$103,654	$17	$(74,429)	$609,122
Goodwill	$—	$—	$10,228	$—	$—	$10,228
Capital expenditures	$4,029	$295	$84	$—	$—	$4,408

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

NOTE 17: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

(Dollars in thousands)	December 31,
Balance Sheets	2006	2005
Assets
Cash	$122	$247
Securities available for sale	4,127	4,097
Other assets	1,343	1,156
Investments in subsidiary	79,865	72,000

Total assets	$85,457	$77,500

Liabilities and shareholders’ equity
Short-term borrowings	$7,000	$7,000
Trust preferred capital notes	10,310	10,310
Other liabilities	141	104
Shareholders’ equity	68,006	60,086

Total liabilities and shareholders’ equity	$85,457	$77,500

(Dollars in thousands)	Year Ended December 31,
Statements of Income	2006	2005	2004
Interest income on securities	$194	$306	$325
Interest income on loans	—	27	29
Interest expense on borrowings	(1,106)	(448)	—
Dividends received from bank subsidiary	4,038	2,492	5,590
Equity in undistributed net income of subsidiary	8,681	9,354	5,367
Other income	518	227	23
Other expenses	(196)	(170)	(136)

Net income	$12,129	$11,788	$11,198

(Dollars in thousands)	Year Ended December 31,
Statements of Cash Flows	2006	2005	2004
Operating activities:
Net income	$12,129	$11,788	$11,198
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(8,681)	(9,354)	(5,367)
Stock-based compensation	97	—	—
Net gain on securities	(19)	(36)	(2)
Increase in other assets	(187)	(100)	(246)
Decrease in other liabilities	(21)	(38)	(24)

Net cash provided by operating activities	3,318	2,260	5,559

Investing activities:
Proceeds from maturities and calls of securities	152	1,077	676
Purchase of securities	—	(185)	(462)
Investment in statutory trust	—	(310)	—

Net cash provided by investing activities	152	582	214

Financing activities:
Proceeds from borrowing	—	7,000	—
Issuance of trust preferred capital notes	—	10,310	—
Purchase of common stock	(518)	(17,640)	(3,421)
Cash dividends	(3,657)	(3,339)	(3,202)
Proceeds from exercise of stock options	580	503	258

Net cash used in financing activities	(3,595)	(3,166)	(6,365)

Net decrease in cash and cash equivalents	(125)	(324)	(592)
Cash at beginning of year	247	571	1,163

Cash at end of year	$122	$247	$571

NOTE 18: Quarterly Condensed Statements of Income—Unaudited

	2006 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$13,493	$15,050	$14,763	$15,276
Net interest income after provision for loan losses	8,285	9,682	8,793	8,740
Other income	5,986	6,882	7,189	7,330
Other expenses	10,630	11,139	11,434	12,125
Income before income taxes	3,641	5,425	4,548	3,945
Net income	2,526	3,726	3,112	2,765
Earnings per common share - assuming dilution*	.77	1.14	.95	.84
Dividends per common share	.27	.29	.29	.31

	2005 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$11,092	$11,613	$12,968	$13,097
Net interest income after provision for loan losses	7,755	7,741	8,017	7,740
Other income	5,747	6,895	8,175	6,767
Other expenses	9,740	10,253	11,286	10,589
Income before income taxes	3,762	4,383	4,906	3,918
Net income	2,607	3,008	3,413	2,760
Earnings per common share - assuming dilution*	.71	.82	1.01	.84
Dividends per common share	.24	.24	.25	.27

*	The total of quarterly EPS amounts differs from EPS for the years ended December 31, 2006 and 2005 due to rounding.

NOTE 19: Subsequent Event

On February 7, 2007, the Corporation purchased 100,000 shares of its common stock for $41.25 per share. This purchase is not reflected in 2006 results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that C&F Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). C&F Financial Corporation and Subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that C&F Financial Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, C&F Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 1 to the consolidated financial statements, on December 31, 2006, C&F Financial Corporation changed its method of accounting for its pension plan to adopt FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

February 20, 2007

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Corporation’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on management’s assessment of the Corporation’s internal control over financial reporting appears on pages 82 through 83 hereof.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 1.01	Entry into a Material Definitive Agreement.

On March 7, 2007, the Compensation Committee of the Board of Directors approved the 2007 target bonuses and performance goals for the Corporation’s named executive officers under the Corporation’s Management Incentive Plan.

Short-Term Cash Awards. Depending on the Corporation’s weighted measure of ROE and ROA for 2007 in relation to a peer group of Southeastern and Virginia-based banks selected by the Compensation Committee, the Chief Executive Officer may earn a short-term cash bonus up to 90.0 percent of his annual base salary as of January 1, 2007, and the Chief Financial Officer and the Chief Operating Officer may earn a short-term cash bonus up to 70.0 percent of their annual base salaries as of January 1, 2007. Short-term cash awards for the President of C&F Mortgage are determined in accordance with his employment agreement and are related directly to the profitability of C&F Mortgage.

Equity-Based Awards. If the Corporation achieves a certain level of five-year total shareholder return for 2007 in relation to a peer group of banks selected by the Compensation Committee, the Chief Executive Officer may earn an equity-based award of 90.0 percent of his annual base salary as of January 1, 2007, and the Chief Financial Officer and the Chief Operating Officer may earn an equity-based award of 70.0 percent of their annual base salaries as of January 1, 2007. Equity awards for the President of C&F Mortgage are based on a recommendation by the Chief Executive Officer based on the performance of C&F Mortgage.

The Corporation’s Management Incentive Plan was attached as Exhibit 10.8 to Form 10-K for 2005.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained on pages 3 through 4 of the 2007 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 26 of the 2007 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The Corporation has adopted a Code of Business Conduct and Ethics that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller. The Corporation’s Code is attached hereto as Exhibit 14.

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

The information contained on pages 9 through 18 of the 2007 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference. The information regarding director compensation contained on pages 7 through 8 of the 2007 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 2 through 3 of the 2007 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	520,000	$31.61	307,550	(3)
Equity compensation plan not approved by shareholders (2)	10,167	$27.83	13,000	(4)

Total	530,167	$31.54	320,550

(1)	This plan category consists of (1) the C&F Financial Corporation 2004 Incentive Stock Plan (2004 Incentive Plan), (2) the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan, which expired on April 30, 2004, and (3) the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (Director Plan).
(2)	This plan category consists solely of the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (Regional Director Plan). The Board of Directors of the Corporation adopted the Regional Director Plan on October 19, 1999. This plan will expire on October 18, 2009, unless sooner terminated by the Corporation’s Board of Directors. The Regional Director Plan makes available up to 25,000 shares of common stock for awards to eligible members of the regional boards of the Bank, or any other regional board of the Corporation, the Bank, any other division of the Bank or any other affiliate of the Corporation approved for participation in the Regional Director Plan, in the form of stock options. The purpose of the Regional Director Plan is to promote a greater identity of interest between regional directors and the Corporation’s shareholders by increasing the ownership of the regional directors in the Corporation’s equity securities through the receipt of awards in the form of options. All regional directors who are not employees or directors of the Corporation, the Bank or any other affiliate of the Corporation are eligible for awards under the Regional Director Plan. This plan is administered by the Corporation’s Compensation Committee, which acts as a Stock Option Committee.
(3)	Includes 271,300 shares available to be granted in the form of options, stock appreciation rights or restricted stock under the 2004 Incentive Plan and 36,250 shares available to be granted in the form of options under the Director Plan.
(4)	Includes 13,000 shares available to be granted in the form of options under the Regional Director Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on pages 8 through 9 of the 2007 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained on pages 4 through 5 of the 2007 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on pages 25 through 26 of the 2007 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

*10.1	Change in Control Agreement dated December 16, 1997 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10 to Form 10-K filed March 23, 1998)

*10.1.1	Amendment to Change in Control Agreement dated July 23, 2003 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10.1.1 to Form 10-Q filed November 13, 2003)

*10.3	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Thomas F. Cherry (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 3, 2005)

*10.4	VBA Executive’s Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 15, 2002)

*10.4.1	Amendment to Adoption Agreement for the VBA Executive’s Deferred Compensation Plan for C&F Financial Corporation dated as of December 17, 2006

*10.4.2	Amendment to Attachment to the Adoption Agreement for the VBA Executive’s Deferred Compensation Plan for C&F Financial Corporation dated as of March 7, 2007

*10.5	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed May 1, 2000)

*10.6	C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed September 18, 1998)

*10.7	C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed October 22, 1999)

*10.8	C&F Financial Corporation Management Incentive Plan dated February 25, 2005, as previously amended March 6, 2006 (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 9, 2006)

*10.9	C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to Form 10-Q filed May 6, 2004)

*10.10	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.11	Employment Agreement dated April 16, 2002 between C&F Mortgage Corporation and Bryan McKernon, as amended December 19, 2006

*10.12	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Robert L. Bryant (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 3, 2005)

*10.13	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Bryan McKernon (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 3, 2005)

*10.14	Schedule of C&F Financial Corporation Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 3, 2005)

*10.15	Base Salaries for Named Executive Officers of C&F Financial Corporation

*10.16	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Form 8-K filed December 18, 2006)

10.19	Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of August 1, 2005 (incorporated by reference to Exhibit 10.19 to Form 10-Q filed August 5, 2005)

10.20	First Amendment to the Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of December 1, 2006

14	C&F Financial Corporation Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31. 1	Certification of CEO pursuant to Rule 13a-14(a)

31. 2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

*	Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

C&F FINANCIAL CORPORATION
(Registrant)

Date: March 7, 2007	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Larry G. Dillon	Date: March 7, 2007
Larry G. Dillon, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas F. Cherry	Date: March 7, 2007
Thomas F. Cherry, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ J. P. Causey Jr.	Date: March 7, 2007
J. P. Causey Jr., Director

/s/ Barry R. Chernack	Date: March 7, 2007
Barry R. Chernack, Director

/s/ James H. Hudson III	Date: March 7, 2007
James H. Hudson III, Director

/s/ Joshua H. Lawson	Date: March 7, 2007
Joshua H. Lawson, Director

/s/ William E. O’Connell Jr.	Date: March 7, 2007
William E. O’Connell Jr., Director

/s/ Paul C. Robinson	Date: March 7, 2007
Paul C. Robinson, Director