Form 10-Q
period 2007-03-31
C & F FINANCIAL CORP
filed 2007-05-09
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-23423

C&F Financial Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-1680165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Main Street West Point, VA

(Address of principal executive offices)

23181

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

At May 4, 2007, the latest practicable date for determination, 3,092,811 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$11,390	$11,496
Interest-bearing deposits in other banks	20,882	17,010

Total cash and cash equivalents	32,272	28,506
Securities-available for sale at fair value, amortized cost of $66,311 and $66,407, respectively	67,388	67,584
Loans held for sale, net	45,448	53,504
Loans, net	523,263	517,843
Federal Home Loan Bank stock	2,070	2,093
Corporate premises and equipment, net	33,777	33,189
Accrued interest receivable	4,360	4,432
Goodwill	10,724	10,724
Other assets	16,477	16,593

Total assets	$735,779	$734,468

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$85,318	$90,260
Savings and interest-bearing demand deposits	178,403	188,450
Time deposits	269,046	254,125

Total deposits	532,767	532,835
Short-term borrowings	11,107	12,462
Long-term borrowings	95,686	92,284
Trust preferred capital notes	10,310	10,310
Accrued interest payable	2,181	1,915
Other liabilities	18,713	16,656

Total liabilities	670,764	666,462

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,090,211 and 3,182,411 shares issued and outstanding, respectively)	3,067	3,159
Additional paid-in capital	—	324
Retained earnings	61,888	64,402
Accumulated other comprehensive income, net	60	121

Total shareholders’ equity	65,015	68,006

Total liabilities and shareholders’ equity	$735,779	$734,468

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest income
Interest and fees on loans	$14,168	$12,595
Interest on money market investments	351	131
Interest and dividends on securities
U.S. government agencies and corporations	63	59
Tax-exempt obligations of states and political subdivisions	602	584
Corporate bonds and other	115	124

Total interest income	15,299	13,493

Interest expense
Savings and interest-bearing deposits	680	563
Certificates of deposit, $100 or more	1,125	614
Other time deposits	1,740	1,211
Borrowings	1,676	1,388
Trust preferred capital notes	168	157

Total interest expense	5,389	3,933

Net interest income	9,910	9,560
Provision for loan losses	1,400	1,275

Net interest income after provision for loan losses	8,510	8,285

Noninterest income
Gains on sales of loans	3,628	3,863
Service charges on deposit accounts	853	674
Other service charges and fees	939	1,092
Gain on calls of available for sale securities	3	31
Other income	375	326

Total noninterest income	5,798	5,986

Noninterest expenses
Salaries and employee benefits	7,302	6,949
Occupancy expenses	1,444	1,208
Other expenses	2,736	2,473

Total noninterest expenses	11,482	10,630

Income before income taxes	2,826	3,641
Income tax expense	815	1,115

Net income	$2,011	$2,526

Per share data
Net income – basic	$.65	$.80
Net income – assuming dilution	$.62	$.77
Cash dividends paid and declared	$.31	$.27
Weighted average number of shares – basic	3,105,461	3,148,640
Weighted average number of shares – assuming dilution	3,242,081	3,274,462

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
December 31, 2006	$3,159	$324		$64,402	$121	$68,006

Comprehensive income
Net income			$2,011	2,011		2,011
Other comprehensive loss, net of tax
Amortization of prepaid pension transition costs			4		4	4
Unrealized loss on securities, net of reclassification adjustment			(65)		(65)	(65)

Comprehensive income			$1,950

Purchase of common stock	(106)	(716)		(3,566)		(4,388)
Stock options exercised	14	313				327
Stock-based compensation		79				79
Cash dividends				(959)		(959)

March 31, 2007	$3,067	$—		$61,888	$60	$65,015

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period	$(63)
Less: reclassification adjustment for gains included in net income	2

Unrealized losses on securities, net of reclassification adjustment	$(65)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
December 31, 2005	$3,141	$183		$55,930	$832	$60,086

Comprehensive income
Net income			$2,526	2,526		2,526
Other comprehensive loss, net of tax
Unrealized loss on securities, net of reclassification adjustment			(295)		(295)	(295)

Comprehensive income			$2,231

Purchase of common stock	(1)	(59)				(60)
Stock options exercised	13	227				240
Cash dividends				(851)		(851)

March 31, 2006	$3,153	$351		$57,605	$537	$61,646

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period	$(275)
Less: reclassification adjustment for gains included in net income	20

Unrealized losses on securities, net of reclassification adjustment	$(295)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$2,011	$2,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	614	466
Provision for loan losses	1,400	1,275
Stock-based compensation	79	—
Amortization of prepaid pension transition costs	4	—
Accretion of discounts and amortization of premiums on investment securities, net	10	8
Net realized gain on securities	(3)	(31)
Proceeds from sale of loans	206,714	208,499
Origination of loans held for sale	(198,658)	(214,292)
Change in other assets and liabilities:
Accrued interest receivable	72	(151)
Other assets	151	(1,125)
Accrued interest payable	266	74
Other liabilities	2,057	(1,362)

Net cash provided by (used in) operating activities	14,717	(4,113)

Investing activities:
Proceeds from maturities and calls of securities available for sale	1,544	1,656
Purchases of securities available for sale	(1,455)	(2,766)
Purchases of Federal Home Loan Bank stock	—	(802)
Redemptions of Federal Home Loan Bank stock	23	—
Net increase in customer loans	(6,820)	(24,426)
Purchases of corporate premises and equipment	(1,224)	(2,771)
Disposals of corporate premises and equipment	22	—

Net cash used in investing activities	(7,910)	(29,109)

Financing activities:
Net decrease in demand, interest bearing demand and savings deposits	(14,989)	(8,842)
Net increase in time deposits	14,921	1,518
Net increase in borrowings	2,047	16,670
Purchase of common stock	(4,388)	(60)
Proceeds from exercise of stock options	327	240
Cash dividends	(959)	(851)

Net cash (used in) provided by financing activities	(3,041)	8,675

Net increase (decrease) in cash and cash equivalents	3,766	(24,547)
Cash and cash equivalents at beginning of period	28,506	42,878

Cash and cash equivalents at end of period	$32,272	$18,331

Supplemental disclosure
Interest paid	$5,123	$3,859
Income taxes paid	$8	$19

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of C&F Financial Corporation (the “Corporation”) and its subsidiary, Citizens and Farmers Bank (the “Bank”), with all significant intercompany transactions and accounts being eliminated in consolidation. In addition, the Corporation owns C&F Financial Statutory Trust I, an unconsolidated subsidiary The subordinated debt owed to the trust is reported as a liability of the Corporation.

Share-Based Compensation:    Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the Corporation recognize expense related to the fair value of share-based compensation awards in net income.

The Corporation has elected to follow the modified prospective transition method allowed by SFAS 123(R). Under the modified prospective transition method, compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. There were no unvested options outstanding at January 1, 2006 and no awards were granted during the first quarter of 2006. Therefore, no share-based compensation expense was recognized in the first quarter of 2006. Compensation expense for the quarter ended March 31, 2007 included $79,000 ($49,000 after tax) for options and restricted stock granted during 2006. As of March 31, 2007, there was $851,000 of total unrecognized compensation expense related to nonvested stock options and restricted stock that will be recognized over the remaining requisite service period.

Stock option plan activity for the three months ended March 31, 2007 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2007	530,167	$31.54	6.7	$4,511
Exercised	(13,700)	23.87
Options outstanding at March 31, 2007	516,467	$31.75	6.5	$6,303
Options exercisable at March 31, 2007	502,967	$31.54	6.4	$6,244

*Weighted	average

The total intrinsic value of in-the-money options exercised during the first three months of 2007 was $266,000. Cash received from option exercises during the first three months of 2007 was $327,000. The Corporation issues new shares to satisfy the exercise of stock options.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first three months of 2007, the Corporation purchased 105,900 shares of its common stock in negotiated and open-market transactions at prices from $41.25 to $45.06. During the first three months of 2006, the Corporation purchased 1,520 shares of its common stock in open-market transactions at prices from $39.43 to $40.00.

Note 4

Securities in an unrealized loss position at March 31, 2007, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position based on management’s intent and demonstrated ability to hold such securities to scheduled maturity or call dates and management’s evaluation that there is no permanent impairment in the value of these securities.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$477	$1	$4,668	$78	$5,145	$79
Mortgage-backed securities	—	—	1,191	27	1,191	27
Obligations of states and political subdivisions	2,173	3	6,484	65	8,657	68
Subtotal-debt securities	2,650	4	12,343	170	14,993	174
Preferred stock	—	—	645	25	645	25
Total temporarily impaired securities	$2,650	$4	$12,988	$195	$15,638	$199

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was the decline in prices as interest rates have risen. There are 37 debt securities and two equity securities totaling $15.0 million and $645,000, respectively, considered temporarily impaired at March 31, 2007. Because the Corporation has the intent and demonstrated ability to hold these investments until a recovery of unrealized losses, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Securities in an unrealized loss position at December 31, 2006 are shown below by duration of the period of unrealized loss.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$476	$2	$4,654	$92	$5,130	$94
Mortgage-backed securities	1,246	33	427	1	1,673	34
Obligations of states and political subdivisions	2,284	10	4,530	49	6,814	59
Subtotal-debt securities	4,006	45	9,611	142	13,617	187
Preferred stock	585	10	1,178	19	1,763	29
Total temporarily impaired securities	$4,591	$55	$10,789	$161	$15,380	$216

Note 5

The Bank has a noncontributory defined benefit plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
(in 000’s)	2007	2006
Service cost	$194	$188
Interest cost	96	86
Expected return on plan assets	(112)	(107)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	2	2
Amortization of net loss	4	11
Net periodic benefit cost	$183	$179

In December 2006, the Bank made a $1.18 million contribution to the plan. The estimated minimum contribution for 2007 is approximately $58,000.

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

	Three Months Ended March 31, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$9,532	$521	$5,937	$—	$(691)	$15,299
Gains on sales of loans	—	3,632	—	—	(4)	3,628
Other	1,181	591	130	268	—	2,170
Total operating income	10,713	4,744	6,067	268	(695)	21,097
Expenses:
Interest expense	3,928	170	1,944	43	(696)	5,389
Personnel expenses	3,565	2,566	989	173	9	7,302
Provision for loan losses	—	—	1,400	—	—	1,400
Other	2,137	1,448	559	36	—	4,180
Total operating expenses	9,630	4,184	4,892	252	(687)	18,271
Income before income taxes	1,083	560	1,175	16	(8)	2,826
Provision for income taxes	150	213	446	6	—	815
Net income	$933	$347	$729	$10	$(8)	$2,011
Total assets	$607,240	$52,994	$145,498	$15	$(69,968)	$735,779
Capital expenditures	$1,085	$54	$85	$—	$—	$1,224

	Three Months Ended March 31, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,630	$576	$4,970	$—	$(683)	$13,493
Gains on sales of loans	—	3,878	—	—	(15)	3,863
Other	1,038	760	108	217	—	2,123
Total operating income	9,668	5,214	5,078	217	(698)	19,479
Expenses:
Interest expense	2,909	283	1,459	—	(718)	3,933
Personnel expenses	3,160	2,899	724	147	19	6,949
Provision for loan losses	—	—	1,275	—	—	1,275
Other	1,847	1,304	490	40	—	3,681
Total operating expenses	7,916	4,486	3,948	187	(699)	15,838
Income before income taxes	1,752	728	1,130	30	1	3,641
Provision for income taxes	398	277	429	11	—	1,115
Net income	$1,354	$451	$701	$19	$1	$2,526
Total assets	$579,244	$54,402	$123,242	$15	$(75,328)	$681,575
Capital expenditures	$2,565	$113	$93	$—	$—	$2,771

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

Note 7

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The implementation of SFAS 155 did not have a material effect on the Corporation’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, SFAS 156 permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The implementation of SFAS 156 did not have a material effect on the Corporation’s financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Corporation initially recognized the funded status of its defined benefit retirement plan and provided the required disclosures as of December 31, 2006. In connection with the implementation of SFAS 158, the Corporation made a $1.18 million contribution to the Bank’s non-contributory, defined benefit pension, which fully funded the plan’s projected benefit obligation as of the valuation date, and recognized $644,000 as a reduction in accumulated other comprehensive income. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Corporation is currently evaluating the effect of SFAS 159 and has not opted for early adoption.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material effect on the Corporation’s financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this consensus, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Corporation is currently evaluating the effect that EITF No. 06-4 will have on its financial statements when implemented.

In September 2006, the Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. EITF 06-5 concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The implementation of EITF No. 06-5 did not have a material effect on the Corporation’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

1)	interest rates

2)	general economic conditions

3)	the legislative/regulatory climate

4)	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

5)	the quality or composition of the loan and/or investment portfolios

6)	demand for loan products

7)	deposit flows

8)	competition

9)	demand for financial services in the Corporation’s market area

10)	technology

11)	reliance on third parties for key services

12)	the real estate market

13)	the Corporation’s expansion and technology initiatives and

14)	accounting principles, policies and guidelines

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

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. We track three primary performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (“ROA”), (ii) return on average equity (“ROE”) and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: retail banking, mortgage banking and consumer finance. We also actively manage our capital through: growth, stock repurchases and dividends.

Financial Performance Measures. For the Corporation, net income decreased 20.4 percent to $2.0 million for the first quarter ended March 31, 2007 compared to the first quarter of 2006. Earnings per share assuming dilution decreased 19.5 percent to 62 cents for the quarter ended March 31, 2007. First quarter 2007 results included the effects of net interest margin compression and higher operating expenses associated with expansion initiatives at the Retail Banking segment and a decline in earnings at the Mortgage Banking segment resulting from competition for loans in the tighter real estate market.

For the first quarter of 2007, on an annualized basis, the Corporation’s ROE was 12.05 percent and its ROA was 1.11 percent, compared with a 16.65 percent ROE and a 1.51 percent ROA for the first quarter of 2006. The decline in these measures resulted from lower earnings in the first quarter of 2007, coupled with asset and capital growth.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Pretax earnings for the Retail Banking segment were $1.1 million for the quarter ended March 31, 2007, compared with $1.8 million for the first quarter of 2006. The decline in quarterly earnings for 2007 included (1) the effect of margin compression on net interest income, (2) the effects on operating expenses of the Peninsula and Richmond branch expansions and the operations center relocation, (3) higher operational and administrative personnel costs to support growth and (4) the recognition of compensation expense in connection with the Corporation’s issuance of stock options to directors in May 2006 and the issuance of restricted stock to employees in December 2006 under existing plans. The current static interest rate environment contributed to net interest margin compression at the Retail Banking segment during the first quarter of 2007 as deposits continued to reprice at higher rates relative to their maturing rates, while rates on interest-earning assets remained level throughout the first quarter of 2007. C&F Bank opened four new branches within a 15-month period beginning in the first quarter of 2006. As a result, the Retail Banking segment is incurring operating expenses for these branches before they have generated sufficient new loan and deposit growth to become profitable. Even though these costs will impact the Corporation’s short-term profits, we expect these branches will contribute to the Corporation’s long-term profitability.

Mortgage Banking: Pretax earnings for C&F Mortgage Corporation were $560,000 for the quarter ended March 31, 2007, compared with $728,000 for the first quarter of 2006. The decline in quarterly earnings for 2007 included (1) the effects of the slowdown in the housing market on loan origination volume, which declined 7.3 percent, and (2) higher operating expenses in 2007 to generate more loan production by opening new offices, such as the new office opened in the first quarter of 2007 in Fairfax, Virginia, and incurring more business development costs. For the first quarter of 2007, the amount of loan originations at C&F Mortgage resulting from refinancings was $61.6 million compared to $72.9 million for the first quarter of 2006. Loans originated for new and resale home purchases for these two time periods were $137.1 million and $141.4 million, respectively. Future earnings of the Mortgage Banking segment may continue to be negatively affected if interest rate trends result in fewer new and resale home sales and loan refinancings. However, we plan to continue to expand into new and within existing markets that provide the potential for increased loan production.

Consumer Finance: Pretax earnings for C&F Finance Company were $1.2 million for the quarter ended March 31, 2007, compared with $1.1 million for the first quarter of 2006. The improvement in quarterly earnings for 2007 resulted from a 19 percent increase in average consumer finance loans outstanding, which more than offset the increases in the cost of borrowings attributable to rising interest rates during 2006, the provision for loan losses resulting from higher charge-offs and operating expenses to support growth. The increase in charge-offs during 2007 was attributable to loan growth, as opposed to any significant increase in the ratio of net charge-offs to average loans. We believe that with the investments that have been made in personnel and technology we have established a platform with the capacity to support current operations and future growth, which we expect will enhance long-term earnings. Future earnings at the Consumer Finance segment will be further impacted by economic conditions including, but not limited to, the employment market, interest rate levels and the resale market for used automobiles.

Capital Management. Total shareholders’ equity decreased $3.0 million to $65.0 million at March 31, 2007, compared to $68.0 million at December 31, 2006. This decline was attributable to the effects of (1) dividends to shareholders of $959,000, resulting in a 47.7 percent dividend payout, and (2) the purchase of 105,900 shares of the Corporation’s common stock totaling $4.4 million.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

(in 000’s)	Three Months Ended
	March 31, 2007		March 31, 2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$68,267	6.50%	$66,631	6.54%
Loans held for sale	36,837	5.66	40,735	5.66
Loans	530,286	10.30	490,725	9.81
Interest-bearing deposits in other banks	26,971	5.21	11,440	4.58

Total earning assets	$662,361	9.44%	$609,531	9.07%

Time and savings deposits	$446,518	3.18%	$409,355	2.33%
Borrowings	115,567	6.38	112,004	5.52

Total interest-bearing liabilities	$562,085	3.84%	$521,359	3.02%

Net interest margin		6.19%		6.49%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the changes from the first quarter of 2006 to the first quarter of 2007 in the components of net interest income on a taxable-equivalent basis. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	2007 from 2006
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(14)	$34	$20
Loans	698	871	1,569
Interest-bearing deposits in other banks	20	200	220
Total interest income	704	1,105	1,809
Interest expense:
Time and savings deposits	777	380	1,157
Borrowings	249	50	299
Total interest expense	1,026	430	1,456
Change in net interest income	$(322)	$675	$353

Net interest income, on a taxable equivalent basis, for the three months ended March 31, 2007 was $10.2 million, compared to $9.9 million for the first quarter of 2006. The higher net interest income resulted primarily from an 8.7 percent increase in the average balance of interest-earning assets, which was partially offset by a decrease in net interest margin to 6.19 percent in the first quarter of 2007 from 6.49 percent in the first quarter of 2006. The decrease in the net interest margin was a result of an 82 basis point increase in the rate on interest-bearing liabilities that was offset in part by a 37 basis point increase in the yield on interest-earning assets.

Average loans held for investment increased $39.6 million during the first quarter of 2007, compared to the first quarter of 2006. The Retail Banking segment’s average loan portfolio increased $17.8 million during the first quarter of 2007. This increase was mainly attributable to higher loan production in the Virginia Peninsula market and residential construction loan growth. The Consumer Finance segment’s average loan portfolio increased $21.8 million during the first quarter of 2007. This increase was attributable to overall growth at existing locations and, more recently, the expansion into new markets. Average loans held for sale at the Mortgage Banking segment decreased $3.9 million during the first quarter of 2007. Mortgage interest rate trends over the last 15 months have contributed to a 7.3 percent decline in loan origination volume at the Mortgage Banking segment during the first quarter of 2007. The yield on loans held for investment and loans held for sale increased as a result of a general increase in interest rates since mid-2004.

Average securities available for sale increased $1.6 million during the first quarter of 2007, compared to the first quarter of 2006. Their average yield declined 4 basis points. The increase in the average balance resulted from excess liquidity created by the increase in deposits, which outpaced loan demand at the Retail Banking segment. The yield decreases reflected the impact of the flat yield curve on long-term interest rates and thus the yield on securities purchased throughout 2006.

Average interest-bearing deposits at other banks, primarily the FHLB, increased $15.5 million during the first quarter of 2007, compared to the first quarter of 2006. This increase was a result of excess liquidity created by the increase in deposits, which outpaced loan demand at the Retail Banking segment. The average yield on interest-earning deposits at other banks was 63 basis points higher during the first quarter of 2007 than the same period of 2006. The higher yield was due to increases beginning in mid-2004 in short-term interest rates.

Although average time and savings deposits increased $37.2 million during the first quarter of 2007, compared to the first quarter of 2006, the increase in interest expense on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits was 85 basis points higher during the first quarter of 2007 than the same period of 2006 due to the increase in short-term interest rates over the past several years, coupled with the repricing of deposits at higher interest rates relative to their maturing rates.

Average borrowings increased $3.6 million during the first quarter of 2007, compared to the first quarter of 2006. This increase was mainly attributable to loan growth at the Consumer Finance segment. The increase in interest expense on borrowings was influenced to a greater extent by a higher cost of funds, which increased 86 basis points during the first quarter of 2007, than by increased volume. The majority of the Corporation’s borrowings is indexed to short-term interest rates and reprices as short-term interest rates change.

Interest rates will be a significant factor influencing the performance of all of the Corporation’s business segments during 2007. The current static interest rate environment is contributing to net interest margin compression at the Retail Banking and Consumer Finance segments, and the flat interest rate yield curve, coupled with the slowdown in the housing market, is resulting in lower demand for home mortgage loans at the Mortgage Banking segment.

Noninterest Income

	Three Months Ended March 31, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,632	$—	$(4)	$3,628
Service charges on deposit accounts	853	—	—	—	853
Other service charges and fees	303	572	64	—	939
Gain on calls of available for sale securities	3	—	—	—	3
Other income	22	19	66	268	375

Total noninterest income	$1,181	$4,223	$130	$264	$5,798

	Three Months Ended March 31, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,878	$—	$(15)	$3,863
Service charges on deposit accounts	674	—	—	—	674
Other service charges and fees	273	752	67	—	1,092
Gain on calls of available for sale securities	31	—	—	—	31
Other income	60	8	41	217	326

Total noninterest income	$1,038	$4,638	$108	$202	$5,986

Total noninterest income declined $188,000 or 3.1 percent, to $5.8 million during the first quarter of 2007, compared to the first quarter of 2006. A $415,000 decrease at the Mortgage Banking segment was attributable to lower gains on loan sales due to the decline in sales volume and lower ancillary fees, both of which resulted from reduced loan demand. The decrease in noninterest income at the Mortgage Banking segment was offset in part by increases of $143,000 at the Retail Banking and $22,000 at the Consumer Finance segments during the first quarter of 2007 because of (1) higher service charges and fees on deposit accounts at the Retail Banking segment resulting from deposit account growth, coupled with the expansion of our overdraft protection services and (2) higher service charges and fees at the Consumer Finance segment resulting from fees generated from loan processing and collection.

Noninterest Expense

	Three Months Ended March 31, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,565	$2,566	$989	$182	$7,302
Occupancy expense	919	444	75	6	1,444
Other expenses	1,218	1,004	484	30	2,736

Total noninterest expense	$5,702	$4,014	$1,548	$218	$11,482

	Three Months Ended March 31, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,160	$2,899	$724	$166	$6,949
Occupancy expense	727	414	61	6	1,208
Other expenses	1,120	890	429	34	2,473

Total noninterest expense	$5,007	$4,203	$1,214	$206	$10,630

Total noninterest expense increased $852,000, or 8.0 percent, to $11.5 million during the first quarter of 2007. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Noninterest expense of the Retail Banking segment included operating expenses associated with our new Patterson Avenue and Chester retail banking branches in the Richmond, Virginia area, which opened in the first quarter of 2007, our Hampton and Yorktown retail banking branches on the Virginia Peninsula, which opened in 2006, and our new operations center, which opened in late 2005. Noninterest expenses of the Consumer Finance segment included costs associated with building depth in our sales force, entering new markets and increasing the administrative staff to support the increase in the loan portfolio. Total noninterest expense declined during the first quarter of 2007 for the Mortgage Banking segment because of lower production-based personnel costs due to lower origination volume in the first quarter of 2007. The decrease in personnel expenses was offset in part by higher overhead, including occupancy and other expenses, associated with opening new loan production offices in 2007 and 2006.

Income Taxes

Income tax expense for the three months ended March 31, 2007 amounted to $815,000, resulting in an effective tax rate of 28.8 percent, compared to $1.12 million, or 30.6 percent, for the three months ended March 31, 2006. The decline in the effective tax rate during the first quarter of 2007 resulted from higher tax-exempt income on securities and loans as a percentage of pre-tax income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

	Three Months Ended March 31, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,326	$9,890	$14,216
Provision for loan losses	—	1,400	1,400

	4,326	11,290	15,616

Loans charged off	(57)	(1,508)	(1,565)
Recoveries of loans previously charged off	38	438	476

Net loans charged off	(19)	(1,070)	(1,089)

Allowance, end of period	$4,307	$10,220	$14,527

	Three Months Ended March 31, 2006
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,718	$8,346	$13,064
Provision for loan losses	—	1,275	1,275

	4,718	9,621	14,339

Loans charged off	(147)	(1,116)	(1,263)
Recoveries of loans previously charged off	114	268	382

Net loans charged off	(33)	(848)	(881)

Allowance, end of period	$4,685	$8,773	$13,458

During the first quarter of 2007, there was a slight decline in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2006. No provision was made to increase the allowance because we believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment accounted for the majority of the activity in the allowance for loan losses during the first quarter of 2007. The increase in the provision for loan losses occurred as a result of loan growth and higher charge-offs. The increase in charge-offs during 2007 was attributable to loan growth, as opposed to any significant increase in the ratio of net charge-offs to average loans.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	March 31, 2007	December 31, 2006
Nonperforming assets*	$815	$955
Accruing loans** past due for 90 days or more	1,682	1,629
Total loans**	399,179	399,195
Allowance for loan losses	4,307	4,326
Nonperforming assets* to total loans**	.20%	0.24%
Allowance for loan losses to total loans**	1.08	1.08
Allowance for loan losses to nonperforming assets*	528.47	452.98
* Nonperforming assets consist solely of nonaccrual loans for each period presented. ** Loans exclude Consumer Finance segment loans presented below.

Consumer Finance
(in 000’s)	March 31, 2007	December 31, 2006
Nonaccrual loans	$662	$880
Accruing loans past due for 90 days or more	$10	$8
Total loans	$138,611	$132,864
Allowance for loan losses	$10,220	$9,890
Nonaccrual consumer finance loans to total consumer finance loans	.48%	0.66%
Allowance for loan losses to total consumer finance loans	7.37	7.44

As of March 31, 2007, there have been no material changes since December 31, 2006 in nonperforming assets and accruing loans past due 90 days or more at any of the Corporation’s business segments. At the Consumer Finance segment, the ratio of the allowance for loan losses to total consumer finance loans declined slightly as a result of loan growth during the first quarter of 2007.

FINANCIAL CONDITION

At March 31, 2007, the Corporation had total assets of $735.8 million compared to $734.5 million at December 31, 2006. The increase was principally a result of an increase in loans held for investment at the Consumer Finance segment, which was offset by the decline in loans held for sale due to reduced demand for home mortgage loans.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

	March 31, 2007		December 31, 2006
(in 000’s)	Amount	Percent	Amount	Percent
Real estate – mortgage	$122,511	23%	$115,885	22%
Real estate – construction	11,961	2	13,650	2
Commercial, financial and agricultural	231,978	43	236,157	44
Equity lines	25,048	5	24,880	5
Consumer	8,016	1	8,951	2
Consumer – C&F Finance	138,611	26	132,864	25

Total loans	538,125	100%	532,387	100%

Less unearned loan fees	(335)		(328)
Less allowance for loan losses
Retail and Mortgage Banking	(4,307)		(4,326)
Consumer Finance	(10,220)		(9,890)

Total loans, net	$523,263		$517,843

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	March 31, 2007		December 31, 2006
(in 000’s)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$5,738	9%	$6,222	9%
Mortgage-backed securities	2,072	3	2,208	3
Obligations of states and political subdivisions	55,425	82	55,027	82

Total debt securities	63,235	94	63,457	94
Preferred stock	4,153	6	4,127	6

Total available for sale securities	$67,388	100%	$67,584	100%

Deposits

While total deposits totaled $532.8 million at both March 31, 2007 and December 31, 2006, an increase of $14.9 million in time deposits was offset by a $14.9 million decrease in transaction accounts. This shift is a result of the competitive environment for lower-costing transaction deposits.

Borrowings

Borrowings totaled $106.8 million at March 31, 2007 compared to $104.7 million at December 31, 2006. This increase was attributable to loan growth at the Consumer Finance segment, which was offset in part by lower funding needs at the Mortgage Banking segment.

Off-Balance Sheet Arrangements

As of March 31, 2007, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual Obligations

As of March 31, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity

Liquid assets, which include unrestricted cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available-for-sale, at March 31, 2007 totaled $49.6 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of March 31, 2007, an established line with the FHLB that had $15.0 million outstanding under a total line of $129.7 million as of March 31, 2007, an unsecured revolving line of credit with a third-party lender that had $7.0 million outstanding under a total line of $7.0 million as of March 31, 2007 and a revolving line of credit with a third party bank that had $80.7 million outstanding under a total line of $100.0 million as of March 31, 2007. We have no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total Capital (to Risk-Weighted Assets)
Corporation	$71,707	12.1%	$47,278	8.0%	N/A	N/A
Bank	73,500	12.3	46,843	8.0	$58,554	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	64,232	10.9	23,639	4.0	N/A	N/A
Bank	66,092	11.3	23,421	4.0	35,132	6.0
Tier I Capital (to Average Assets)
Corporation	64,232	8.9	28,667	4.0	N/A	N/A
Bank	66,092	9.3	28,459	4.0	35,574	5.0

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Corporation	$74,646	12.6%	$47,413	8.0%	N/A	N/A
Bank	76,571	13.0	46,992	8.0	$58,740	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	67,161	11.3	23,707	4.0	N/A	N/A
Bank	69,144	11.8	23,496	4.0	35,244	6.0
Tier I Capital (to Average Assets)
Corporation	67,161	9.6	28,123	4.0	N/A	N/A
Bank	69,144	9.9	27,918	4.0	34,897	5.0

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [1]	Maximum Number of Shares that May Yet Be Purchased Under the Program [1]
January 1-31, 2007	—	$—	—	149,865
February 1-28, 2007	103,100	41.29	103,100	46,765
March 1-31, 2007	2,800	44.53	2,800	43,965

Total	105,900	$41.38	105,900

[1]

On November 3, 2006, the Corporation’s board of directors authorized the purchase of up to 150,000 shares of the Corporation’s common stock over the twelve months ending November 3, 2007. The stock will be purchased in the open market and/or by privately negotiated transactions, as management and the board of directors deem prudent.

ITEM 6. EXHIBITS

(a)	Exhibits–

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.2	Bylaws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

10.21	Second Amendment to the Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of March 16, 2007

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION

(Registrant)

Date	May 7, 2007	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date	May 7, 2007	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)