Form 10-Q
period 2007-06-30
C & F FINANCIAL CORP
filed 2007-08-03
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 31, 2007, the latest practicable date for determination, 3,052,591 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$13,617	$11,496
Interest-bearing deposits in other banks	4,551	17,010

Total cash and cash equivalents	18,168	28,506
Securities-available for sale at fair value, amortized cost of $71,687 and $66,407, respectively	71,698	67,584
Loans held for sale, net	44,294	53,504
Loans, net	551,437	517,843
Federal Home Loan Bank stock	2,014	2,093
Corporate premises and equipment, net	33,698	33,189
Accrued interest receivable	4,737	4,432
Goodwill	10,724	10,724
Other assets	17,355	16,593

Total assets	$754,125	$734,468

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$100,018	$90,260
Savings and interest-bearing demand deposits	177,716	188,450
Time deposits	275,739	254,125

Total deposits	553,473	532,835
Short-term borrowings	28,306	12,462
Long-term borrowings	82,159	92,284
Trust preferred capital notes	10,310	10,310
Accrued interest payable	2,029	1,915
Other liabilities	13,678	16,656

Total liabilities	689,955	666,462

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,051,191 and 3,182,411 shares issued and outstanding, respectively)	3,028	3,159
Additional paid-in capital	22	324
Retained earnings	61,750	64,402
Accumulated other comprehensive (loss) income, net	(630)	121

Total shareholders’ equity	64,170	68,006

Total liabilities and shareholders’ equity	$754,125	$734,468

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$15,058	$14,172	$29,226	$26,767
Interest on money market investments	58	144	409	275
Interest and dividends on securities
U.S. government agencies and corporations	66	60	129	119
Tax-exempt obligations of states and political subdivisions	627	585	1,229	1,169
Corporate bonds and other	161	89	276	213

Total interest income	15,970	15,050	31,269	28,543

Interest expense
Savings and interest bearing deposits	627	549	1,307	1,112
Certificates of deposit, $100 or more	1,235	750	2,360	1,364
Other time deposits	1,866	1,353	3,606	2,564
Borrowings	2,001	1,891	3,845	3,436

Total interest expense	5,729	4,543	11,118	8,476

Net interest income	10,241	10,507	20,151	20,067

Provision for loan losses	1,490	825	2,890	2,100

Net interest income after provision for loan losses	8,751	9,682	17,261	17,967

Noninterest income
Gains on sales of loans	4,439	4,256	8,067	8,119
Service charges on deposit accounts	872	898	1,725	1,572
Other service charges and fees	1,248	1,260	2,187	2,352
Gains on calls of available for sale securities	6	50	9	81
Other income	597	418	972	744

Total noninterest income	7,162	6,882	12,960	12,868

Noninterest expenses
Salaries and employee benefits	7,903	7,153	15,205	14,102
Occupancy expenses	1,579	1,326	3,023	2,534
Other expenses	2,901	2,660	5,637	5,133

Total noninterest expenses	12,383	11,139	23,865	21,769

Income before income taxes	3,530	5,425	6,356	9,066
Income tax expense	1,068	1,699	1,883	2,814

Net income	$2,462	$3,726	$4,473	$6,252

Per share data
Net income – basic	$.81	$1.18	$1.45	$1.99
Net income – assuming dilution	$.77	$1.14	$1.39	$1.91
Cash dividends paid and declared	$.31	$.29	$.62	$.56
Weighted average number of shares – basic	3,053,550	3,150,352	3,079,506	3,149,496
Weighted average number of shares – assuming dilution	3,185,113	3,275,074	3,213,597	3,274,768

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total
December 31, 2006	$3,159	$324		$64,402	$121	$68,006
Comprehensive income
Net income			$4,473	4,473		4,473
Other comprehensive loss, net of tax
Amortization of prepaid pension transition costs			7		7	7
Unrealized holding losses on securities, net of reclassification adjustment			(758)		(758)	(758)

Comprehensive income			$3,722

Purchase of common stock	(149)	(858)		(5,228)		(6,235)
Share-based compensation		152				152
Stock options exercised	18	404				422
Cash dividends				(1,897)		(1,897)

June 30, 2007	$3,028	$22		$61,750	$(630)	$64,170

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period			$(752)
Less: reclassification adjustment for gains included in net income			(6)

Unrealized holding losses on securities, net of reclassification adjustment			$(758)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2005	$3,141	$183		$55,930	$832	$60,086
Comprehensive income
Net income			$6,252	6,252		6,252
Other comprehensive loss, net of tax
Unrealized holding losses on securities, net of reclassification adjustment			(754)		(754)	(754)

Comprehensive income			$5,498

Purchase of common stock	(12)	(459)				(471)
Share-based compensation		23				23
Stock options exercised	21	330				351
Cash dividends				(1,764)		(1,764)

June 30, 2006	$3,150	$77		$60,418	$78	$63,723

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period			$(701)
Less: reclassification adjustment for gains included in net income			(53)

Unrealized holding losses on securities, net of reclassification adjustment			$(754)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$4,473	$6,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,287	992
Provision for loan losses	2,890	2,100
Share-based compensation	152	23
Amortization of prepaid pension transition costs	7	—
Accretion of discounts and amortization of premiums on investment securities, net	23	17
Net realized gains on calls of securities	(9)	(81)
Proceeds from sale of loans	461,184	459,251
Origination of loans held for sale	(451,974)	(476,608)
Change in other assets and liabilities:
Accrued interest receivable	(305)	(315)
Other assets	(354)	(3,534)
Accrued interest payable	114	274
Other liabilities	(2,978)	3,217

Net cash provided by (used in) operating activities	14,510	(8,412)

Investing activities:
Proceeds from maturities and calls of securities available for sale	2,486	5,143
Purchases of securities available for sale	(7,780)	(5,455)
Net redemptions (purchases) of Federal Home Loan Bank stock	79	(802)
Net increase in customer loans	(36,484)	(36,508)
Purchases of corporate premises and equipment	(1,818)	(4,208)
Disposals of corporate premises and equipment	22	71

Net cash used in investing activities	(43,495)	(41,759)

Financing activities:
Net (decrease) increase in demand, interest bearing demand and savings deposits	(976)	39
Net increase in time deposits	21,614	15,528
Net increase in borrowings	5,719	21,019
Purchase of common stock	(6,235)	(471)
Proceeds from exercise of stock options	422	351
Cash dividends	(1,897)	(1,764)

Net cash provided by financing activities	18,647	34,702

Net decrease in cash and cash equivalents	(10,338)	(15,469)
Cash and cash equivalents at beginning of period	28,506	42,878

Cash and cash equivalents at end of period	$18,168	$27,409

Supplemental disclosure
Interest paid	$11,004	$8,202
Income taxes paid	$1,484	$2,347

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of C&F Financial Corporation (the “Corporation”) and its subsidiary, Citizens and Farmers Bank (“C&F Bank” or the “Bank”), with all significant intercompany transactions and accounts being eliminated in consolidation. In addition, the Corporation owns C&F Financial Statutory Trust I, an unconsolidated subsidiary. The subordinated debt owed to the trust is reported as a liability of the Corporation.

Share-Based Compensation: Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the Corporation recognize expense related to the fair value of share-based compensation awards in net income.

The Corporation has elected to follow the modified prospective transition method allowed by SFAS 123(R). Under the modified prospective transition method, compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. Compensation expense for the three months and six months ended June 30, 2007 included $73,000 ($45,000 after tax) and $152,000 ($94,000 after tax), respectively, for options and restricted stock granted during 2007 and 2006. As of June 30, 2007, there was $902,000 of total unrecognized compensation expense related to nonvested stock options and restricted stock that will be recognized over the remaining requisite service period.

Stock option plan activity for the six months ended June 30, 2007 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2007	530,167	$31.54	6.7	$4,511
Granted	13,500	37.17
Exercised	(18,100)	23.35

Options outstanding at June 30, 2007	525,567	31.97	6.3	$4,803

Options exercisable at June 30, 2007	512,067	31.83	6.2	$4,752

*	Weighted average

The total intrinsic value of in-the-money options exercised during the first half of 2007 was $352,000. Cash received from option exercises during the first half of 2007 was $422,000. The Corporation issues new shares to satisfy the exercise of stock options.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first six months of 2007, the Corporation purchased 149,720 shares of its common stock in negotiated and open-market transactions at prices ranging from $37.25 to $45.07. During the first six months of 2006, the Corporation purchased 12,022 shares of its common stock in open-market transactions at prices from $39.43 to $40.00.

Note 4

Securities in an unrealized loss position at June 30, 2007, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position based on management’s intent and demonstrated ability to hold such securities to scheduled maturity or call dates and management’s evaluation that there is no permanent impairment in the value of these securities.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$1,400	$9	$4,643	$103	$6,043	$112
Mortgage-backed securities	386	10	1,104	35	1,490	45
Obligations of states and political subdivisions	20,828	360	5,918	118	26,746	478

Subtotal-debt securities	22,614	379	11,665	256	34,279	635

Preferred stock	1,084	38	174	14	1,258	52

Total temporarily impaired securities	$23,698	$417	$11,839	$270	$35,537	$687

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was the decline in prices as interest rates have risen. There are 99 debt securities and three equity securities totaling $34.3 million and $1.3 million, respectively, considered temporarily impaired at June 30, 2007. Because the Corporation has the intent and demonstrated ability to hold these investments until a recovery of unrealized losses, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Securities in an unrealized loss position at December 31, 2006 are shown below by duration of the period of unrealized loss.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$476	$2	$4,654	$92	$5,130	$94
Mortgage-backed securities	1,246	33	427	1	1,673	34
Obligations of states and political subdivisions	2,284	10	4,530	49	6,814	59

Subtotal-debt securities	4,006	45	9,611	142	13,617	187

Preferred stock	585	10	1,178	19	1,763	29

Total temporarily impaired securities	$4,591	$55	$10,789	$161	$15,380	$216

Note 5

The Bank has a noncontributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended June 30,
	2007	2006
Service cost	$194	$188
Interest cost	96	86
Expected return on plan assets	(112)	(107)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	2	2
Amortization of net loss	4	11

Net periodic benefit cost	$183	$179

(in 000’s)	Six Months Ended June 30,
	2007	2006
Service cost	$388	$376
Interest cost	192	172
Expected return on plan assets	(224)	(214)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	4	4
Amortization of net loss	8	22

Net periodic benefit cost	$366	$358

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

	Three Months Ended June 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$9,865	$808	$6,343	$—	$(1,046)	$15,970
Gains on sales of loans	—	4,513	—	—	(74)	4,439
Other	1,400	844	108	371	—	2,723

Total operating income	11,265	6,165	6,451	371	(1,120)	23,132

Expenses:
Interest expense	4,223	444	2,094	43	(1,075)	5,729
Provision for loan losses	40	—	1,450	—	—	1,490
Personnel expenses	3,613	3,110	1,066	175	(61)	7,903
Other	2,217	1,628	598	37	—	4,480

Total operating expenses	10,093	5,182	5,208	255	(1,136)	19,602

Income before income taxes	1,172	983	1,243	116	16	3,530
Provision for income taxes	175	373	473	44	3	1,068

Net income	$997	$610	$770	$72	$13	$2,462

Total assets	$607,938	$52,934	$154,808	$74	$(61,629)	$754,125
Capital expenditures	$372	$95	$127	$—	$—	$594

	Three Months Ended June 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,003	$643	$5,175	$—	$(771)	$15,050
Gains on sales of loans	—	4,265	—	—	(9)	4,256
Other	1,332	897	107	290	—	2,626

Total operating income	11,335	5,805	5,282	290	(780)	21,932

Expenses:
Interest expense	3,354	324	1,651	—	(786)	4,543
Provision for loan losses	(250)	—	1,075	—	—	825
Personnel expenses	3,173	2,992	761	208	19	7,153
Other	1,969	1,495	484	38	—	3,986

Total operating expenses	8,246	4,811	3,971	246	(767)	16,507

Income before income taxes	3,089	994	1,311	44	(13)	5,425
Provision for income taxes	807	381	498	17	(4)	1,699

Net income	$2,282	$613	$813	$27	$(9)	$3,726

Total assets	$582,242	$70,660	$128,359	$70	$(65,660)	$715,671
Capital expenditures	$1,330	$67	$37	$3	$—	$1,437

	Six Months Ended June 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$19,397	$1,329	$12,280	$—	$(1,737)	$31,269
Gains on sales of loans	—	8,145	—	—	(78)	8,067
Other	2,581	1,435	238	639	—	4,893

Total operating income	21,978	10,909	12,518	639	(1,815)	44,229

Expenses:
Interest expense	8,151	614	4,038	86	(1,771)	11,118
Provision for loan losses	40	—	2,850	—	—	2,890
Personnel expenses	7,178	5,676	2,055	348	(52)	15,205
Other	4,354	3,076	1,157	73	—	8,660

Total operating expenses	19,723	9,366	10,100	507	(1,823)	37,873

Income before income taxes	2,255	1,543	2,418	132	8	6,356
Provision for income taxes	325	586	919	50	3	1,883

Net income	$1,930	$957	$1,499	$82	$5	$4,473

Total assets	$607,938	$52,934	$154,808	$74	$(61,629)	$754,125
Capital expenditures	$1,457	$149	$212	$—	$—	$1,818

	Six Months Ended June 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$18,633	$1,219	$10,145	$—	$(1,454)	$28,543
Gains on sales of loans	—	8,143	—	—	(24)	8,119
Other	2,370	1,657	215	507	—	4,749

Total operating income	21,003	11,019	10,360	507	(1,478)	41,411

Expenses:
Interest expense	6,263	607	3,110	—	(1,504)	8,476
Provision for loan losses	(250)	—	2,350	—	—	2,100
Personnel expenses	6,333	5,891	1,485	355	38	14,102
Other	3,816	2,799	974	78	—	7,667

Total operating expenses	16,162	9,297	7,919	433	(1,466)	32,345

Income before income taxes	4,841	1,722	2,441	74	(12)	9,066
Provision for income taxes	1,205	658	927	28	(4)	2,814

Net income	$3,636	$1,064	$1,514	$46	$(8)	$6,252

Total assets	$582,242	$70,660	$128,359	$70	$(65,660)	$715,671
Capital expenditures	$3,895	$180	$130	$3	$—	$4,208

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

Note 7

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Corporation does not expect the implementation of SFAS 157 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation is currently evaluating the effect SFAS 159 may have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

1)	interest rates

2)	general economic conditions

3)	the legislative/regulatory climate

4)	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

5)	the quality or composition of the loan and/or investment portfolios

6)	demand for loan products

7)	deposit flows

8)	competition

9)	demand for financial services in the Corporation’s market area

10)	technology

11)	reliance on third parties for key services

12)	the real estate market

13)	the Corporation’s expansion and technology initiatives and

14)	accounting principles, policies and guidelines.

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

Impairment of Securities: Impairment of investment securities results in a write-down that must be included in net income when a market price decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market price decline, the financial health of and specific prospects for the issuer and our ability and intention with regard to holding the security to maturity.

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance Company in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed sensitivity analyses by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2006 and determined there was no impairment to be recognized in 2006. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

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

Accounting for Income Taxes: Determining the Corporation’s effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Corporation’s tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (ROA), (ii) return on average equity (ROE) and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: retail banking, mortgage banking and consumer finance. We also actively manage our capital through growth, stock purchases and dividends.

Financial Performance Measures. For the Corporation, net income decreased 33.9 percent to $2.5 million for the second quarter of 2007 compared to the second quarter of 2006. Earnings per share assuming dilution decreased 32.5 percent to 77 cents for the second quarter of 2007. Net income decreased 28.5 percent to $4.5 million for the first half of 2007 compared to the first half of 2006. Earnings per share assuming dilution decreased 27.2 percent to $1.39 for the first half of 2007.

Net income for the second quarter and the first six months of 2006 included $728,000, after tax, attributable to the recovery of past due interest and a reduction in the Corporation’s loan loss allowance in connection with the pay-off of previously nonperforming loans of one commercial relationship. Excluding the after-tax effect of this loan pay-off for the second quarter of 2006, the Corporation’s net income for the second quarter of 2007 decreased 17.9 percent and earnings per share assuming dilution decreased 16.3 percent. Excluding the after-tax effect of this loan pay-off for the first half of 2006, the Corporation’s net income for the first half of 2007 decreased 19.0 percent and earnings per share assuming dilution decreased 17.8 percent. Earnings results in 2007 included the effects of net interest margin compression and higher operating expenses associated with expansion initiatives at the Retail Banking segment and the Consumer Finance segment and a decline in earnings at the Mortgage Banking segment resulting from competition for loans in the tighter real estate market.

For the second quarter of 2007, on an annualized basis, the Corporation’s return on average equity was 15.40 percent and its return on average assets was 1.34 percent, compared to 23.72 percent and 2.16 percent, respectively, for the second quarter of 2006, and compared to 19.09 percent and 1.73 percent for the second quarter of 2006, excluding the effect of the commercial loan pay-off in 2006. For the first half of 2007, on an annualized basis, the Corporation’s return on average equity was 13.69 percent and its return on average assets was 1.23 percent, compared to 20.25 percent and 1.84 percent, respectively, for the first half of 2006, and compared to 17.89 percent and 1.62 percent for the first half of 2006, excluding the effect of the commercial loan pay-off in 2006. The decline in these measures resulted from lower earnings in 2007, coupled with asset and equity growth.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Pretax earnings for the Retail Banking segment were $1.2 million for the second quarter of 2007, compared with $3.1 million for the second quarter of 2006, and compared with $2.0 million for the second quarter of 2006, excluding the effect of the commercial loan pay-off. Pretax earnings for the Retail Banking segment were $2.3 million for the first half of 2007, compared with $4.8 million for the first half of 2006, and compared with $3.7 million for the first half of 2006, excluding the effect of the commercial loan pay-off. The decline in earnings for 2007 included (1) the effects of margin compression and competition on net interest income, (2) the effects on operating expenses of the Peninsula and Richmond branch expansions and the operations center relocation, (3) higher operational and administrative personnel costs to support growth and (4) the recognition of compensation expense, in accordance with accounting principles effective in 2006, in connection with the Corporation’s issuance of stock options to directors and the issuance of restricted stock to employees under existing plans. The current static interest rate environment contributed to net interest margin compression at the Retail Banking segment during 2007 as deposits continued to reprice at higher rates relative to their maturing rates, while rates on interest-earning assets remained level. C&F Bank opened four new branches within a 15-month period beginning in the first quarter of 2006. As a result, the Retail Banking segment is incurring operating expenses for these branches before they have generated sufficient new loan and deposit growth to become profitable. Even though these costs will impact the Corporation’s short-term profits, we expect these branches will contribute to the Corporation’s long-term profitability.

Mortgage Banking: Pretax earnings for the Mortgage Banking segment were $983,000 for the second quarter of 2007, compared with $994,000 for the second quarter of 2006. Pretax earnings for the Mortgage Banking segment were $1.5 million for the first half of 2007, compared with $1.7 million for the first half of 2006. The decline in earnings for 2007 included (1) the effects of the slowdown in the housing market on loan origination volume, which declined 3.4 percent and 5.2 percent in the second quarter and the first half, respectively, of 2007, and (2) higher operating expenses in 2007 related to new offices and higher business development costs in order to generate more loan production. For the second quarter of 2007, the amount of loan originations at C&F Mortgage resulting from refinancings was $60.8 million compared to $65.6 million for the second quarter of 2006. Loans originated for new and resale home purchases for these two time periods were $192.5 million and $196.7 million, respectively. For the first half of 2007, the amount of loan originations at C&F Mortgage Corporation resulting from refinancings was $122.4 million compared to $138.4 million for the first half of 2006. Loans originated for new and resale home purchases for these two six-month periods were $329.6 million compared to $338.2 million. Future earnings of the Mortgage Banking segment may continue to be negatively affected if interest rate trends result in fewer new and resale home sales and loan refinancings. However, we plan to continue to expand into new and within existing markets that provide the potential for increased loan production.

Consumer Finance: Pretax earnings for the Consumer Finance segment were $1.2 million for the second quarter of 2007, compared with $1.3 million for the second quarter of 2006. Pretax earnings for the Consumer Finance segment were $2.4 million for the first half of 2007 and 2006. Earnings of the Consumer Finance segment have benefited from an increase in net interest income resulting from average loan growth of 19.9 percent for the second quarter of 2007 and 19.7 percent for the first half of 2007. However, C&F Finance has entered into new markets and strengthened its position in existing markets over the past 12 months resulting in an increase in overhead expenses. In addition, the provision for loan losses increased during the second quarter and first half of 2007 as a result of higher charge-offs attributable to a decline in the recovery rate on the sale of repossessed vehicles, coupled with an increase in the number of vehicles repossessed in 2007 and an increasing average balance per loan originated over the last several years. We believe that the investments in technology, new markets and people at the Consumer Finance segment have established a platform with the capacity to support current operations and future growth. Future earnings at the Consumer Finance segment may be impacted by economic conditions including, but not limited to, the employment market, interest rate levels and the resale market for used automobiles.

Capital Management. Total shareholders’ equity decreased $3.8 million to $64.2 million at June 30, 2007, compared to $68.0 million at December 31, 2006. This decline was attributable to dividends to shareholders of $1.9 million (a 42.4 percent dividend payout) and the purchase of 149,720 shares of the Corporation’s common stock totaling $6.2 million during 2007, the effects of which were offset in part by earnings in 2007. The share purchases were made under a board authorization on November 3, 2006 to purchase up to 150,000 shares over the twelve months ending November 3, 2007. Having purchased a total of 149,855 shares through June 30, 2007 under this authorization, the Corporation’s board of directors terminated this authorization on July 17, 2007 and authorized the purchase of up to 150,000 shares of the Corporation’s common stock over the twelve months ending July 16, 2008.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

	Three Months Ended
	June 30, 2007		June 30, 2006
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$71,345	6.81%	$67,855	6.22%
Loans held for sale	47,629	6.54	39,913	6.44
Loans	547,563	10.44	510,203	10.11
Interest-bearing deposits in other banks	4,478	5.18	11,906	4.84

Total earning assets	$671,015	9.74%	$629,877	9.36%

Time and savings deposits	$446,614	3.34%	$409,597	2.59%
Borrowings	126,852	6.31	127,374	5.94

Total interest bearing liabilities	$573,466	4.00%	$536,971	3.38%

Net interest margin		6.32%		6.48%

	Six Months Ended
	June 30, 2007		June 30, 2006
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$69,815	6.66%	$67,247	6.38%
Loans held for sale	38,997	6.65	40,322	6.05
Loans	539,078	10.37	500,518	10.05
Interest-bearing deposits in other banks	15,686	5.21	11,674	4.71

Total earning assets	$663,576	9.64%	$619,761	9.29%

Time and savings deposits	$446,567	3.26%	$409,477	2.46%
Borrowings	121,241	6.34	119,732	5.74

Total interest bearing liabilities	$567,808	3.92%	$529,209	3.20%

Net interest margin		6.29%		6.55%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following tables show the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the second quarter of 2006 to the second quarter of 2007 and from the first half of 2006 to the first half of 2007. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	Three Months Ended June 30, 2007
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$88	$73	$161
Loans (1)	(255)	1,127	872
Interest-bearing deposits in other banks	11	(97)	(86)

Total interest income	(156)	1,103	947

Interest expense:
Time and savings deposits	637	439	1,076
Borrowings	118	(8)	110

Total interest expense	755	431	1,186

Change in net interest income	$(911)	$672	$(239)

	Six Months Ended June 30, 2007
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$74	$107	$181
Loans (1)	337	2,106	2,443
Interest-bearing deposits in other banks	39	95	134

Total interest income	450	2,308	2,758

Interest expense:
Time and savings deposits	1,414	819	2,233
Borrowings	365	44	409

Total interest expense	1,779	863	2,642

Change in net interest income	$(1,329)	$1,445	$116

(1)	The change in loan interest income due to changes in interest rates includes a decline of $870,00, which was included in loan interest income in the second quarter and the first half of 2006 for nonaccrual and default interest attributable to the repayment of previously nonperforming loans of one commercial relationship.

Net interest income, on a taxable-equivalent basis, for the second quarter of 2007 was $10.6 million compared to $10.9 million for the second quarter of 2006 ($10.1 million excluding the $870,000 of nonaccrual and default interest attributable to the repayment of previously nonperforming loans of one commercial relationship). Net interest income, on a taxable-equivalent basis, for the first half of 2007 was $20.9 million compared to $20.7 million for the first half of 2006 ($19.9 million excluding the $870,000 of nonaccrual and default interest attributable to the commercial loan pay-off). The net interest margin was 6.32 percent for the second quarter of 2007 compared to 6.48 percent for the second quarter of 2006, and 6.29 percent for the first half of 2007 compared to 6.55 percent for the first half of 2006. Excluding the effect of the commercial loan pay-off, net interest margin was 6.34 percent for the second quarter of 2006 and 6.41 percent for the first half of 2006.

The higher net interest income for the second quarter and the first half of 2007 over the same periods in 2006 excluding the loan pay-off resulted primarily from the increases in the average balance of interest-earning assets of 6.5 percent and 7.1 percent for the second quarter and the first half of 2007, respectively, the effects of which were offset in part by decreases in net interest margin for those same periods.

Average loans held for investment increased $37.4 million and $38.6 million in the second quarter and the first half of 2007, respectively, compared to the same periods in 2006. The Retail Banking segment’s average loan portfolio increased $14.0 million in the second quarter of 2007 and $16.0 million in the first half of 2007. These increases were mainly attributable to commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $23.4 million in the second quarter of 2007 and $22.6 million in the first half of 2007. These increases were attributable to overall growth at existing locations and expansion into new markets. Average loans held for sale at the Mortgage Banking segment increased $7.7 million in the second quarter of 2007 and declined $1.3 million in the first half of 2007, compared to the same periods in 2006. Variations in the average balances of loans held for sale occurred in response to loan demand, coupled with fluctuations in the timing of loan originations and sales within the periods. The higher yields on loans held for investment and loans held for sale during the second quarter and the first half of 2007 were due to a general increase in interest rates.

Average securities available for sale increased $3.5 million and $2.6 million for the second quarter and the first half of 2007, respectively, compared to the same periods in 2006. In addition, their average yield increased 59 basis points and 28 basis points for the second quarter and the first half of 2007, respectively. The increase in average balances resulted from the utilization of proceeds of deposits in excess of loan growth to make incremental portfolio investments at the Retail Banking segment. The higher yields were predominantly a result of the recapture of dividends for the past seven quarters from one preferred stock holding, which had previously suspended dividend payments.

Average interest-bearing deposits in other banks, primarily the FHLB, decreased $7.4 million and increased $4.0 million for the second quarter and first half of 2007, respectively, compared to the same periods in 2006. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand. The average yield on interest-bearing deposits in other banks increased 34 basis points and 50 basis points for the second quarter and first half of 2007, respectively. The higher yields were due to increases in short-term interest rates.

Average interest-bearing deposits increased $37.0 million and $37.1 million for the second quarter and the first half of 2007, respectively, compared to the same periods in 2006. However, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 75 basis points for the second quarter of 2007 and 80 basis points for the first half of 2007 due to the increase in short-term interest rates, coupled with the repricing of maturing certificates of deposits at higher interest rates and a decrease in the proportion of lower-cost transaction accounts relative to total interest-bearing deposits.

Average borrowings decreased $522,000 and increased $1.5 million for the second quarter and the first half of 2007, respectively, compared to the same periods in 2006. The decrease in the second quarter resulted from the reduced utilization of a third-party line of credit, using instead funds generated by deposit growth and the decrease in interest-bearing deposits in other banks. The increase in the first half of 2007 as compared to the same period in the prior year resulted from increased use of the third-party line of credit by the Consumer Finance segment to fund loan growth. The majority of these borrowings is indexed to short-term interest rates and reprice as short-term interest rates change.

Accordingly, the average cost of borrowings increased 37 basis points and 60 basis points for the second quarter and the first half of 2007, respectively, due to rising short-term interest rates through mid 2006.

Interest rates will be a significant factor influencing the performance of all of the Corporation’s business segments during 2007. Deposits repricing at higher rates relative to their maturing rates, coupled with continued lending competition and a flat interest rate yield curve, are contributing to net interest margin compression at the Retail Banking segment. The interest rate environment together with the slowdown in the housing market is resulting in lower demand for home mortgage loans at the Mortgage Banking segment.

Noninterest Income

	Three Months Ended June 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,513	$—	$(74)	$4,439
Service charges on deposit accounts	872	—	—	—	872
Other service charges and fees	347	862	39	—	1,248
Gains on calls of available for sale securities	6	—	—	—	6
Other income	175	(18)	69	371	597

Total noninterest income	$1,400	$5,357	$108	$297	$7,162

	Three Months Ended June 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,265	$—	$(9)	$4,256
Service charges on deposit accounts	898	—	—	—	898
Other service charges and fees	306	892	62	—	1,260
Gains on calls of available for sale securities	50	—	—	—	50
Other income	78	5	45	290	418

Total noninterest income	$1,332	$5,162	$107	$281	$6,882

	Six Months Ended June 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,145	$—	$(78)	$8,067
Service charges on deposit accounts	1,725	—	—	—	1,725
Other service charges and fees	649	1,434	104	—	2,187
Gains on calls of available for sale securities	9	—	—	—	9
Other income	198	1	134	639	972

Total noninterest income	$2,581	$9,580	$238	$561	$12,960

	Six Months Ended June 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,143	$—	$(24)	$8,119
Service charges on deposit accounts	1,572	—	—	—	1,572
Other service charges and fees	579	1,644	129	—	2,352
Gains on calls of available for sale securities	81	—	—	—	81
Other income	138	13	86	507	744

Total noninterest income	$2,370	$9,800	$215	$483	$12,868

Total noninterest income increased $280,000, or 4.1 percent, to $7.2 million during the second quarter of 2007 and increased $92,000, or 0.7 percent, to $13.0 million during the first six months of 2007. The increase in noninterest income during the second quarter of 2007 occurred primarily at the Mortgage Banking segment and was attributable to higher gains on loan sales due to the increase in the volume of loans sold to investors. During the first half of 2007, the increase in noninterest income at the Retail Banking segment was attributable to higher service charges and fees on deposit accounts resulting from deposit account growth, coupled with the expansion of our overdraft protection services. This increase was offset in part by a decline in noninterest income at the Mortgage Banking segment during the first half of 2007 resulting from lower ancillary fees as a result of a decline in loan originations.

Noninterest Expenses

	Three Months Ended June 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,613	$3,110	$1,066	$114	$7,903
Occupancy expense	996	480	95	8	1,579
Other expenses	1,221	1,148	503	29	2,901

Total noninterest expense	$5,830	$4,738	$1,664	$151	$12,383

	Three Months Ended June 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,173	$2,992	$761	$227	$7,153
Occupancy expense	844	403	73	6	1,326
Other expenses	1,125	1,092	411	32	2,660

Total noninterest expense	$5,142	$4,487	$1,245	$265	$11,139

	Six Months Ended June 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,178	$5,676	$2,055	$296	$15,205
Occupancy expense	1,915	924	170	14	3,023
Other expenses	2,439	2,152	987	59	5,637

Total noninterest expense	$11,532	$8,752	$3,212	$369	$23,865

	Six Months Ended June 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$6,333	$5,891	$1,485	$393	$14,102
Occupancy expense	1,571	817	134	12	2,534
Other expenses	2,245	1,982	840	66	5,133

Total noninterest expense	$10,149	$8,690	$2,459	$471	$21,769

Total noninterest expense increased $1.2 million, or 11.2 percent, to $12.4 million during the second quarter of 2007 and increased $2.1 million, or 9.6 percent, to $23.9 million during the first six months of 2007. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Noninterest expense of the Retail Banking segment included operating expenses associated with our new Patterson Avenue and Chester retail banking branches in the Richmond, Virginia area, which opened in the first quarter of 2007, our Hampton and Yorktown retail banking branches on the Virginia Peninsula, which opened in 2006, and our new operations center, which opened in late 2005. Noninterest expenses of the Consumer Finance segment included costs associated with building depth in our sales force, entering new markets and increasing the administrative staff to support the increase in the loan portfolio. Total noninterest expense increased during the second quarter of 2007 at the Mortgage Banking segment because of higher overhead, including occupancy and other expenses, associated with opening new loan production offices in 2007 and 2006, and higher business development costs to generate more loan production. For the first half of 2007, lower personnel costs resulting from a decrease in loan originations at the Mortgage Banking segment were offset by higher overhead associated with new loan production offices and higher business development costs.

Income Taxes

Income tax expense for the second quarter of 2007 totaled $1.1 million, resulting in an effective tax rate of 30.3 percent, compared to $1.7 million, or 31.3 percent, for the second quarter of 2006. Income tax expense for the first half of 2007 totaled $1.9 million, resulting in an effective tax rate of 29.6 percent, compared to $2.8 million, or 31.0 percent, for the first half of 2006. The decline in the effective tax rate during the second quarter and first half of 2007 resulted from higher tax-exempt income on securities and loans as a percentage of pretax income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduces the allowance. The following tables summarize the allowance activity for periods indicated:

	Three Months Ended June 30, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,307	$10,220	$14,527
Provision for loan losses	40	1,450	1,490

	4,347	11,670	16,017

Loans charged off	(74)	(1,543)	(1,617)
Recoveries of loans previously charged off	28	401	429

Net loans charged off	(46)	(1,142)	(1,188)

Allowance, end of period	$4,301	$10,528	$14,829

	Three Months Ended June 30, 2006
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,685	$8,773	$13,458
Provision for loan losses	(250)	1,075	825

	4,435	9,848	14,283

Loans charged off	(79)	(1,008)	(1,087)
Recoveries of loans previously charged off	47	347	394

Net loans charged off	(32)	(661)	(693)

Allowance, end of period	$4,403	$9,187	$13,590

	Six Months Ended June 30, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,326	$9,890	$14,216
Provision for loan losses	40	2,850	2,890

	4,366	12,740	17,106

Loans charged off	(131)	(3,051)	(3,182)
Recoveries of loans previously charged off	66	839	905

Net loans charged off	(65)	(2,212)	(2,277)

Allowance, end of period	$4,301	$10,528	$14,829

	Six Months Ended June 30, 2006
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,718	$8,346	$13,064
Provision for loan losses	(250)	2,350	2,100

	4,468	10,696	15,164

Loans charged off	(226)	(2,124)	(2,350)
Recoveries of loans previously charged off	161	615	776

Net loans charged off	(65)	(1,509)	(1,574)

Allowance, end of period	$4,403	$9,187	$13,590

There has been a slight decline in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2006. A $40,000 provision was recognized during the first six months of 2007, while net charge-offs were $65,000 in 2007. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment accounted for the majority of the activity in the allowance for loan losses during 2007. The increase in the provision for loan losses occurred as a result of loan growth and higher charge-offs. The increase in net charge-offs during 2007 was attributable to a decline in the recovery rate on the sale of repossessed vehicles, coupled with an increase in the number of vehicles repossessed in 2007 and an increasing average balance per loan originated over the last several years. Despite the increase in net charge-offs, our ratio of charge-offs as a percentage of average loans continues to be below industry average. We diligently monitor credit quality and we believe that we are maintaining an adequate allowance for any losses on existing loans that may become uncollectible.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	June 30, 2007	December 31, 2006
Nonperforming assets*	$773	$955
Accruing loans** past due for 90 days or more	1,568	1,629
Total loans**	418,335	399,195
Allowance for loan losses	4,301	4,326

Nonperforming assets* to total loans**	0.18%	0.24%
Allowance for loan losses to total loans**	1.03	1.08
Allowance for loan losses to nonperforming assets*	556.40	452.98

*	Nonperforming assets consist solely of nonaccrual loans for each period presented.
**	Loans exclude Consumer Finance segment loans presented below.

Consumer Finance

(in 000’s)	June 30, 2007	December 31, 2006
Nonaccrual loans	$712	$880
Accruing loans past due for 90 days or more	$10	$8
Total loans	$147,931	$132,864
Allowance for loan losses	$10,528	$9,890

Nonaccrual consumer finance loans to total consumer finance loans	.48%	0.66%
Allowance for loan losses to total consumer finance loans	7.12	7.44

There have been no material changes since December 31, 2006 in nonperforming assets and accruing loans past due 90 days or more at any of the Corporation’s business segments. At the Consumer Finance segment, the ratio of the allowance for loan losses to total consumer finance loans declined as a result of loan growth and higher charge-offs during 2007. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible.

FINANCIAL CONDITION

At June 30, 2007, the Corporation had total assets of $754.1 million compared to $734.5 million at December 31, 2006. The increase was principally a result of an increase in loans held for investment at the Retail Banking and Consumer Finance segments and an increase in investment securities at the Retail Banking segment, which were offset in part by a decline in interest-bearing deposits in other banks used to partially fund loan growth and a decline in loans held for sale.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

	June 30, 2007		December 31, 2006
(in 000’s)	Amount	Percent	Amount	Percent
Real estate - mortgage	$117,376	21%	$115,885	22%
Real estate - construction	16,316	3	13,650	2
Commercial, financial and agricultural	251,388	44	236,157	44
Equity lines	25,217	4	24,880	5
Consumer	8,390	2	8,951	2
Consumer- C&F Finance	147,931	26	132,864	25

Total loans	566,618	100%	532,387	100%

Less unearned loan fees	(352)		(328)
Less allowance for loan losses
Retail and Mortgage Banking	(4,301)		(4,326)
Consumer Finance	(10,528)		(9,890)

Total loans, net	$551,437		$517,843

The increase in loans held for investment occurred predominantly in (1) the variable-rate category of commercial loans and (2) the fixed-rate category of consumer loans at C&F Finance. Typically, growth in the variable-rate categories will negatively impact net interest margin in a declining interest rate environment. Fixed-rate consumer loans at C&F Finance are funded by variable-rate borrowings; therefore, net interest margin will be favorably impacted in a declining interest rate environment.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	June 30, 2007		December 31, 2006
(in 000’s)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$6,192	9%	$6,222	9%
Mortgage-backed securities	1,928	3	2,208	3
Obligations of states and political subdivisions	59,425	82	55,027	82

Total debt securities	67,545	94	63,457	94
Preferred stock	4,153	6	4,127	6

Total available for sale securities	$71,698	100%	$67,584	100%

Deposits

Deposits totaled $553.5 million at June 30, 2007 compared to $532.8 million at December 31, 2006. The increase in deposits predominantly occurred at the new branches opened in 2006 and 2007. Increases of $9.8 million in noninterest-bearing demand deposits and $21.6 million in time deposits were offset in part by a $10.7 million decline in savings and interest-bearing demand deposits. This shift is a result of the competitive environment for lower-costing transaction deposits.

Borrowings

Borrowings totaled $120.8 million at June 30, 2007 compared to $115.1 million at December 31, 2006. This increase was primarily attributable to loan growth at the Consumer Finance segment.

Off-Balance Sheet Arrangements

As of June 30, 2007, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual Obligations

As of June 30, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity

Liquid assets, which include unrestricted cash and due from banks, interest-bearing deposits in other banks and nonpledged securities available-for-sale, at June 30, 2007 totaled $44.9 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of June 30, 2007, an established line with the FHLB that had $15.8 million outstanding under a total line of $128.7 million as of June 30, 2007, an unsecured revolving line of credit with a third-party lender that had $7.0 million outstanding under a total line of $7.0 million as of

June 30, 2007 and a revolving line of credit with a third-party bank that had $82.2 million outstanding under a total line of $100.0 million as of June 30, 2007. We have no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total Capital (to Risk-Weighted Assets)
Corporation	$71,947	11.6%	$49,806	8.0%	N/A	N/A
Bank	73,599	11.9	49,359	8.0	$61,699	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	64,078	10.3	24,903	4.0	N/A	N/A
Bank	65,799	10.7	24,679	4.0	37,019	6.0
Tier I Capital (to Average Assets)
Corporation	64,078	8.8	29,146	4.0	N/A	N/A
Bank	65,799	9.1	28,941	4.0	36,176	5.0

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Corporation	$74,646	12.6%	$47,413	8.0%	N/A	N/A
Bank	76,571	13.0	46,992	8.0	$58,740	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	67,161	11.3	23,707	4.0	N/A	N/A
Bank	69,144	11.8	23,496	4.0	35,244	6.0
Tier I Capital (to Average Assets)
Corporation	67,161	9.6	28,123	4.0	N/A	N/A
Bank	69,144	9.9	27,918	4.0	34,897	5.0

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

Use of Certain Non-GAAP Financial Measures

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP) for the three months and six months ended June 30, 2006, we have presented certain non-GAAP financial measures throughout this Form 10-Q, which are reconciled to their equivalent GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s performance trends and facilitate comparisons with its peers.

Specifically, we believe the exclusion of a significant recovery of income recognized in a single accounting period in 2006 permits a comparison of results for ongoing business operations, and it is on this basis that we internally assess the Corporation’s performance and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-Q enhance investors’ understandings of the Corporation’s performance, these non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements.

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands, except for per share data)

		For the Quarter Ended		For the Six Months Ended
	*	6/30/07	6/30/06	6/30/07	6/30/06
Net Income and Earnings Per Share
Net income (GAAP)	A	$2,462	$3,726	$4,473	$6,252
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		—	(565)	—	(565)
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		—	(163)	—	(163)

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B	$2,462	$2,998	$4,473	$5,524

Weighted average shares – assuming dilution (GAAP)	C	3,185	3,275	3,214	3,275
Weighted average shares – basic (GAAP)	D	3,054	3,150	3,080	3,149

Earnings per share – assuming dilution
GAAP	A/C	$0.77	$1.14	$1.39	$1.91
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/C	$0.77	$.92	$1.39	$1.69

Earnings per share – basic
GAAP	A/D	$0.81	$1.18	$1.45	$1.99
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/D	$0.81	$.95	$1.45	$1.75

Reconciliation of Non-GAAP Financial Measures (Continued)

(dollars in thousands, except for per share data)

		For the Quarter Ended		For the Six Months Ended
	*	6/30/07	6/30/06	6/30/07	6/30/06
Annualized Return on Average Assets
Average assets (GAAP)	E	$734,802	$691,600	$727,955	$681,210
Annualized return on average assets
GAAP	(A/E)*4	1.34%	2.16%
GAAP	(A/E)*2			1.23%	1.84%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/E)*4	1.34%	1.73%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/E)*2			1.23%	1.62%

Annualized Return on Average Equity
Average equity (GAAP)	F	$63,948	$62,824	$65,350	$61,763
Annualized return on average equity
GAAP	(A/F)*4	15.40%	23.72%
GAAP	(A/F)*2			13.69%	20.25%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/F)*4	15.40%	19.09%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/F)*2			13.69%	17.89%

Retail Banking Segment Pretax Income
Pretax income (GAAP)		$1,172	$3,089	$2,255	$4,841
Nonaccrual and default interest attributable to loan transaction (GAAP)		—	(870)	—	(870)
Reduction in loan loss allowance attributable to loan transaction (GAAP)		—	(250)	—	(250)

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction		$1,172	$1,969	$2,255	$3,721

Reconciliation of Non-GAAP Financial Measures (Continued)

(dollars in thousands, except for per share data)

		For the Quarter Ended		For the Six Months Ended
	*	6/30/07	6/30/06	6/30/07	6/30/06
Retail Banking Segment Net Income
Net income (GAAP)		$997	$2,282	$1,930	$3,636
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		—	(565)	—	(565)
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		—	(163)	—	(163)

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction		$997	$1,554	$1,930	$2,908

Net Interest Income and Net Interest Margin
Net interest income (GAAP)		$10,241	$10,507	$20,151	$20,067
Taxable-equivalent adjustment		369	342	708	660

Taxable-equivalent net interest income	G	10,610	10,849	20,859	20,727
Nonaccrual and default interest attributable to loan transaction (GAAP)		—	(870)	—	(870)

Taxable-equivalent net interest income, excluding nonaccrual and default interest attributable to loan transaction	H	$10,610	$9,979	$20,859	$19,857

Average interest-earning assets (GAAP)	I	$671,015	$629,877	$663,576	$619,761
Net interest margin
GAAP	(G/I)*4	6.32%
GAAP	((H*4)+870)/I		6.48%
GAAP	(G/I)*2			6.29%
GAAP	((H*2)+870)/I				6.55%
Net interest margin, excluding nonaccrual and default interest attributable to loan transaction	(H/I)*4	6.32%	6.34%
Net interest margin, excluding nonaccrual and default interest attributable to loan transaction	(H/I)*2			6.29%	6.41%

*	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Non-GAAP Financial Measures are calculated.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities			Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]
April 1-30, 2007	—	$—	—	43,965
May 1-31, 2007	40,320	41.99	40,320	3,645
June 1-30, 2007	3,500	43.48	3,500	145

Total	43,820	$42.11	43,820

[1]

On November 3, 2006, the Corporation’s board of directors authorized the purchase of up to 150,000 shares of the Corporation’s common stock over the twelve months ending November 3, 2007. Through June 30, 2006, 149,855 shares had been purchased under this authorization. On July 17, 2007, the Corporation’s board of directors terminated this authorization and approved a new authorization to purchase up to 150,000 shares of the Corporation’s common stock over the twelve months ending July 16, 2008. The stock will be purchased in the open market or through privately negotiated transactions, as management and the board of directors deem prudent.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 17, 2007. A quorum of shareholders was present, consisting of a total of 2,622,355 shares. At the Annual Meeting, the shareholders elected Audrey D. Holmes, Joshua H. Lawson and Paul C. Robinson as Class II directors to serve on the Board of Directors until the 2010 Annual Meeting of Shareholders and C. Elis Olsson as a Class I director to serve on the Board of Directors until the 2009 Annual Meeting of Shareholders. The following Class III and Class I directors whose terms expire in 2008 and 2009 continued in office: J.P. Causey Jr., Barry R. Chernack, William E. O’Connell Jr., Larry G. Dillon and James H. Hudson III.

The vote on director nominations was as follows:

	FOR	WITHHELD
Audrey D. Holmes	2,571,411	50,944
Joshua H. Lawson	2,491,310	131,045
Paul C. Robinson	2,588,697	33,658
C. Elis Olsson	2,588,977	33,378

ITEM 6.	EXHIBITS

3.1 Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.2 Bylaws of C&F Financial Corporation (incorporated by reference to Exhibit 3.2 to Form 10-KSB filed March 29, 1996)

10.22 Third Amendment to the Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of June 18, 2007

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date July 27, 2007	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date July 27, 2007	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)