Form 10-Q
period 2007-09-30
C & F FINANCIAL CORP
filed 2007-11-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 1, 2007, the latest practicable date for determination, 3,011,991 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$10,169	$11,496
Interest-bearing deposits in other banks	1,572	17,010
Federal funds sold	546	—

Total cash and cash equivalents	12,287	28,506
Securities-available for sale at fair value, amortized cost of $75,487 and $66,407, respectively	76,193	67,584
Loans held for sale, net	31,826	53,504
Loans, net	583,349	517,843
Federal Home Loan Bank stock	4,522	2,093
Corporate premises and equipment, net	33,289	33,189
Accrued interest receivable	4,931	4,432
Goodwill	10,724	10,724
Other assets	17,036	16,593

Total assets	$774,157	$734,468

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$86,417	$90,260
Savings and interest-bearing demand deposits	175,350	188,450
Time deposits	272,388	254,125

Total deposits	534,155	532,835
Short-term borrowings	66,048	12,462
Long-term borrowings	84,660	92,284
Trust preferred capital notes	10,310	10,310
Accrued interest payable	2,067	1,915
Other liabilities	12,579	16,656

Total liabilities	709,819	666,462

Commitments and contingent liabilities

Shareholders' equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,011,991 and 3,182,411 shares issued and outstanding, respectively)	2,989	3,159
Additional paid-in capital	—	324
Retained earnings	61,525	64,402
Accumulated other comprehensive (loss) income, net	(176)	121

Total shareholders’ equity	64,338	68,006

Total liabilities and shareholders’ equity	$774,157	$734,468

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$15,932	$13,939	$45,158	$40,706
Interest on money market investments	16	85	425	360
Interest and dividends on securities
U.S. government agencies and corporations	70	67	199	186
Tax-exempt obligations of states and political subdivisions	672	574	1,901	1,743
Corporate bonds and other	131	98	407	311

Total interest income	16,821	14,763	48,090	43,306

Interest expense
Savings and interest-bearing deposits	704	578	2,011	1,690
Certificates of deposit, $100 or more	1,213	843	3,573	2,207
Other time deposits	1,975	1,506	5,581	4,070
Borrowings	2,193	1,918	6,038	5,354

Total interest expense	6,085	4,845	17,203	13,321

Net interest income	10,736	9,918	30,887	29,985
Provision for loan losses	1,800	1,125	4,690	3,225

Net interest income after provision for loan losses	8,936	8,793	26,197	26,760

Noninterest income
Gains on sales of loans	4,055	4,594	12,122	12,713
Service charges on deposit accounts	911	951	2,636	2,523
Other service charges and fees	981	1,243	3,168	3,595
Gains on calls of available for sale securities	1	22	10	103
Other income	498	379	1,470	1,123

Total noninterest income	6,446	7,189	19,406	20,057

Noninterest expenses
Salaries and employee benefits	7,793	7,486	22,998	21,588
Occupancy expenses	1,475	1,240	4,498	3,774
Other expenses	2,929	2,708	8,566	7,841

Total noninterest expenses	12,197	11,434	36,062	33,203

Income before income taxes	3,185	4,548	9,541	13,614
Income tax expense	901	1,436	2,784	4,250

Net income	$2,284	$3,112	$6,757	$9,364

Per share data
Net income – basic	$.76	$.99	$2.21	$2.97
Net income – assuming dilution	$.73	$.95	$2.12	$2.86
Cash dividends paid and declared	$.31	$.29	$.93	$.85
Weighted average number of shares – basic	3,010,858	3,149,938	3,056,623	3,149,643
Weighted average number of shares – assuming dilution	3,134,598	3,263,632	3,187,264	3,271,056

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total
December 31, 2006	$3,159	$324		$64,402	$121	$68,006
Comprehensive income
Net income			$6,757	6,757		6,757
Other comprehensive loss, net of tax
Amortization of prepaid pension transition costs			9		9	9
Unrealized holding losses on securities, net of reclassification adjustment			(306)		(306)	(306)

Comprehensive income			$6,460

Purchase of common stock	(192)	(1,003)		(6,796)		(7,991)
Share-based compensation		224				224
Stock options exercised	22	455				477
Cash dividends				(2,838)		(2,838)

September 30, 2007	$2,989	$—		$61,525	$(176)	$64,338

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period			$(299)
Reclassification adjustment for gains included in net income			(7)

Unrealized holding losses on securities, net of reclassification adjustment			$(306)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
December 31, 2005	$3,141	$183		$55,930	$832	$60,086
Comprehensive income
Net income			$9,364	9,364		9,364
Other comprehensive loss, net of tax
Unrealized holding losses on securities, net of reclassification adjustment			(144)		(144)	(144)

Comprehensive income			$9,220

Purchase of common stock	(13)	(500)				(513)
Share-based compensation		57				57
Stock options exercised	22	349				371
Cash dividends				(2,678)		(2,678)

September 30, 2006	$3,150	$89		$62,616	$688	$66,543

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period			$(77)
Reclassification adjustment for gains included in net income			(67)

Unrealized holding losses on securities, net of reclassification adjustment			$(144)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$6,757	$9,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,920	1,479
Provision for loan losses	4,690	3,225
Share-based compensation	224	57
Amortization of prepaid pension transition costs	9	—
Accretion of discounts and amortization of premiums on investment securities, net	36	25
Net realized gains on calls of securities	(10)	(103)
Proceeds from sale of loans	680,267	700,118
Origination of loans held for sale	(658,589)	(715,150)
Change in other assets and liabilities:
Accrued interest receivable	(499)	(433)
Other assets	(279)	(709)
Accrued interest payable	152	446
Other liabilities	(4,077)	3,693

Net cash provided by operating activities	30,601	2,012

Investing activities:
Proceeds from maturities and calls of securities available for sale	3,925	6,749
Purchases of securities available for sale	(13,030)	(6,558)
Net purchases of Federal Home Loan Bank stock	(2,429)	(802)
Net increase in customer loans	(70,196)	(46,340)
Purchases of corporate premises and equipment	(2,042)	(4,614)
Disposals of corporate premises and equipment	22	71

Net cash used in investing activities	(83,750)	(51,494)

Financing activities:
Net decrease in demand, interest-bearing demand and savings deposits	(16,943)	(12,426)
Net increase in time deposits	18,263	16,119
Net increase in borrowings	45,962	24,529
Purchase of common stock	(7,991)	(513)
Proceeds from exercise of stock options	477	371
Cash dividends	(2,838)	(2,678)

Net cash provided by financing activities	36,930	25,402

Net decrease in cash and cash equivalents	(16,219)	(24,080)
Cash and cash equivalents at beginning of period	28,506	42,878

Cash and cash equivalents at end of period	$12,287	$18,798

Supplemental disclosure
Interest paid	$17,051	$12,875
Income taxes paid	$2,863	$4,410

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Corporation has elected to follow the modified prospective transition method allowed by SFAS 123(R). Under the modified prospective transition method, compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. Compensation expense for the three months and nine months ended September 30, 2007 included $72,000 ($45,000 after tax) and $224,000 ($139,000 after tax), respectively, for options and restricted stock granted during 2007 and 2006. As of September 30, 2007, there was $819,000 of total unrecognized compensation expense related to nonvested stock options and restricted stock that will be recognized over the remaining requisite service period.

Stock option plan activity for the nine months ended September 30, 2007 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2007	530,167	$31.54	6.7	$4,511
Granted	13,500	37.17
Exercised	(21,500)	22.20
Options outstanding at September 30, 2007	522,167	32.07	6.1	$5,072
Options exercisable at September 30, 2007	508,667	31.94	6.0	$5,010

*	Weighted average

The total intrinsic value of in-the-money options exercised during the nine months ended September 30, 2007 was $439,000. Cash received from option exercises during the same period was $477,000. The Corporation issues new shares to satisfy the exercise of stock options.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first nine months of 2007, the Corporation purchased 192,020 shares of its common stock in negotiated and open-market transactions at prices ranging from $37.25 to $45.07. During the first nine months of 2006, the Corporation purchased 13,122 shares of its common stock in open-market transactions at prices from $37.27 to $40.00.

Note 4

Securities in an unrealized loss position at September 30, 2007, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position based on management’s intent and demonstrated ability to hold such securities to scheduled maturity or call dates and management’s evaluation that there is no permanent impairment in the value of these securities.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$484	$1	$4,711	$36	$5,195	$37
Mortgage-backed securities	377	3	1,061	24	1,438	27
Obligations of states and political subdivisions	11,012	76	5,438	60	16,450	136

Subtotal-debt securities	11,873	80	11,210	120	23,083	200

Preferred stock	1,498	104	183	5	1,681	109

Total temporarily impaired securities	$13,371	$184	$11,393	$125	$24,764	$309

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was the decline in prices as market interest rates have risen. There are 61 debt securities and four equity securities totaling $23.1 million and $1.7 million, respectively, considered temporarily impaired at September 30, 2007. Because the Corporation has the intent and demonstrated ability to hold these investments until a recovery of unrealized losses, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Securities in an unrealized loss position at December 31, 2006 are shown below by duration of the period of unrealized loss.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$476	$2	$4,654	$92	$5,130	$94
Mortgage-backed securities	1,246	33	427	1	1,673	34
Obligations of states and political subdivisions	2,284	10	4,530	49	6,814	59

Subtotal-debt securities	4,006	45	9,611	142	13,617	187

Preferred stock	585	10	1,178	19	1,763	29

Total temporarily impaired securities	$4,591	$55	$10,789	$161	$15,380	$216

Note 5

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended September 30,
	2007	2006
Service cost	$194	$188
Interest cost	96	86
Expected return on plan assets	(112)	(107)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	2	2
Amortization of net loss	4	11

Net periodic benefit cost	$183	$179

(in 000’s)	Nine Months Ended September 30,
	2007	2006
Service cost	$582	$564
Interest cost	288	258
Expected return on plan assets	(336)	(321)
Amortization of net obligation at transition	(3)	(3)
Amortization of prior service cost	6	6
Amortization of net loss	12	33

Net periodic benefit cost	$549	$537

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

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

(in 000’s)	Three Months Ended September 30, 2007
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,430	$628	$6,783	$—	$(1,020)	$16,821
Gains on sales of loans	—	3,990	—	—	65	4,055
Other	1,307	630	106	348	—	2,391

Total operating income	11,737	5,248	6,889	348	(955)	23,267

Expenses:
Interest expense	4,505	224	2,350	49	(1,043)	6,085
Provision for loan losses	120	—	1,680	—	—	1,800
Personnel expenses	3,685	2,674	1,159	201	74	7,793
Other	2,133	1,571	664	36	—	4,404

Total operating expenses	10,443	4,469	5,853	286	(969)	20,082

Income before income taxes	1,294	779	1,036	62	14	3,185
Provision for income taxes	188	295	394	24	—	901

Net income	$1,106	$484	$642	$38	$14	$2,284

Total assets	$641,253	$42,354	$165,707	$79	$(75,236)	$774,157
Capital expenditures	$155	$41	$28	$—	$—	$224

(in 000’s)	Three Months Ended September 30, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$9,492	$755	$5,443	$—	$(927)	$14,763
Gains on sales of loans	—	4,607	—	—	(13)	4,594
Other	1,356	878	109	252	—	2,595

Total operating income	10,848	6,240	5,552	252	(940)	21,952

Expenses:
Interest expense	3,508	422	1,829	—	(914)	4,845
Provision for loan losses	—	—	1,125	—	—	1,125
Personnel expenses	3,249	3,251	815	159	12	7,486
Other	1,971	1,447	500	30	—	3,948

Total operating expenses	8,728	5,120	4,269	189	(902)	17,404

Income before income taxes	2,120	1,120	1,283	63	(38)	4,548
Provision for income taxes	515	422	488	24	(13)	1,436

Net income	$1,605	$698	$795	$39	$(25)	$3,112

Total assets	$572,794	$64,597	$132,187	$62	$(58,865)	$710,775
Capital expenditures	$327	$52	$27	$—	$—	$406

(in 000’s)	Nine Months Ended September 30, 2007
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$29,827	$1,957	$19,063	$—	$(2,757)	$48,090
Gains on sales of loans	—	12,135	—	—	(13)	12,122
Other	3,888	2,065	344	987	—	7,284

Total operating income	33,715	16,157	19,407	987	(2,770)	67,496

Expenses:
Interest expense	12,656	837	6,389	135	(2,814)	17,203
Provision for loan losses	160	—	4,530	—	—	4,690
Personnel expenses	10,863	8,350	3,214	549	22	22,998
Other	6,488	4,647	1,820	109	—	13,064

Total operating expenses	30,167	13,834	15,953	793	(2,792)	57,955

Income before income taxes	3,548	2,323	3,454	194	22	9,541
Provision for income taxes	512	882	1,313	74	3	2,784

Net income	$3,036	$1,441	$2,141	$120	$19	$6,757

Total assets	$641,253	$42,354	$165,707	$79	$(75,236)	$774,157
Capital expenditures	$1,612	$190	$240	$—	$—	$2,042

(in 000’s)	Nine Months Ended September 30, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$28,125	$1,974	$15,588	$—	$(2,381)	$43,306
Gains on sales of loans	—	12,750	—	—	(37)	12,713
Other	3,726	2,535	324	759	—	7,344

Total operating income	31,851	17,259	15,912	759	(2,418)	63,363

Expenses:
Interest expense	9,771	1,029	4,939	—	(2,418)	13,321
Provision for loan losses	(250)	—	3,475	—	—	3,225
Personnel expenses	9,582	9,142	2,300	514	50	21,588
Other	5,787	4,246	1,474	108	—	11,615

Total operating expenses	24,890	14,417	12,188	622	(2,368)	49,749

Income before income taxes	6,961	2,842	3,724	137	(50)	13,614
Provision for income taxes	1,720	1,080	1,415	52	(17)	4,250

Net income	$5,241	$1,762	$2,309	$85	$(33)	$9,364

Total assets	$572,794	$64,597	$132,187	$62	$(58,865)	$710,775
Capital expenditures	$4,222	$232	$157	$3	$—	$4,614

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily Federal Home Loan Bank (“FHLB”) advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans and charges the Consumer Finance segment interest at LIBOR plus 175 basis points. The Retail Banking segment acquires certain lot and permanent loans, second mortgage loans and home equity lines of credit from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

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

Defined Benefit Pension Plan: The Bank maintains a non-contributory defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, may impact pension assets, liabilities or expense.

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

Financial Performance Measures. For the Corporation, net income decreased 26.6 percent to $2.3 million for the third quarter of 2007 compared to the third quarter of 2006. Earnings per share assuming dilution decreased 23.2 percent to 73 cents for the third quarter of 2007 compared to the same period in 2006. Net income decreased 27.8 percent to $6.8 million for the first nine months of 2007 compared to the first nine months of 2006. Earnings per share assuming dilution decreased 25.9 percent to $2.12 for the first nine months of 2007 compared to the same period in 2006.

Net income for the first nine months of 2006 included $728,000, after tax, attributable to the recovery of past due interest and a reduction in the Corporation’s loan loss allowance in connection with the pay-off of previously nonperforming loans of one commercial relationship. Excluding the after-tax effect of this loan pay-off, the Corporation’s net income for the first nine months of 2007 decreased 21.8 percent and earnings per share assuming dilution decreased 19.7 percent. Earnings results in 2007 were negatively affected at the Retail Banking segment and the Consumer Finance segment by net interest margin compression, higher provisions for loan losses attributable in part to loan growth, and higher operating expenses associated with expansion initiatives. A decline in earnings at the Mortgage Banking segment resulted from a reduction in refinancings and a downturn in the new and resale housing markets.

For the third quarter of 2007, on an annualized basis, the Corporation’s ROE was 14.21 percent and its ROA was 1.21 percent, compared to 19.15 percent and 1.78 percent, respectively, for the third quarter of 2006. For the first nine months of 2007, on an annualized basis, the Corporation’s ROE was 13.82 percent and its ROA was 1.22 percent, compared to 19.86 percent and 1.82 percent, respectively, for the first nine months of 2006 (and 18.32 percent and 1.67 percent for the first nine months of 2006, adjusted to exclude the effect of the commercial loan pay-off in 2006). The decline in these measures resulted from lower earnings in 2007 and asset growth, offset in part by stock repurchases.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Pretax earnings for the Retail Banking segment were $1.3 million for the third quarter of 2007, compared with $2.1 million for the third quarter of 2006. Pretax earnings for the Retail Banking segment were $3.5 million for the first nine months of 2007, compared with $7.0 million for the first nine months of 2006 (and $5.8 million for the first nine months of 2006, adjusted to exclude the effect of the commercial loan pay-off in 2006). The decline in earnings for 2007 included (1) the effects of margin compression and competition on net interest income, (2) a higher provision for loan losses attributable to loan growth, (3) the effects on operating expenses of the Peninsula and Richmond branch openings and the operations center relocation, (4) higher operational and administrative personnel costs to support growth and (5) the recognition of compensation expense, in accordance with accounting principles effective beginning in 2006, in connection with the Corporation’s issuance of stock options to directors and the issuance of restricted stock to employees under existing plans. Net interest margin compression continued at the Retail Banking segment as the cost of deposits continued to rise, while rates on interest-earning assets remained level. C&F Bank opened four new branches within a 15-month period beginning in the first quarter of 2006. As a result, the Retail Banking segment is incurring operating expenses for these branches before they have generated sufficient new loan and deposit growth to become profitable. Even though these costs will impact the Corporation’s short-term profits, we expect these branches will contribute to the Corporation’s long-term profitability.

Mortgage Banking: Pretax earnings for the Mortgage Banking segment were $779,000 for the third quarter of 2007, compared with $1.1 million for the third quarter of 2006. Pretax earnings for the Mortgage Banking segment were $2.3 million for the first nine months of 2007, compared with $2.8 million for the first nine months of 2006. The decline in earnings for 2007 included (1) the effects of the downturn in the housing market on loan origination volume, which declined 13.4 percent and 7.9 percent in the third quarter and the first nine months, respectively, of 2007, and (2) higher operating expenses in 2007 related to new offices and higher business development costs in order to generate more loan production. For the third quarter of 2007, the amount of loan originations at C&F Mortgage resulting from refinancings was $55.7 million compared to $54.6 million for the third quarter of 2006. Loans originated for new and resale home purchases for these two time periods were $150.9 million and $183.9 million, respectively. For the first nine months of 2007, the amount of loan originations at C&F Mortgage Corporation resulting from refinancings was $178.1 million compared to $193.1 million for the first nine months of 2006. Loans originated for new and resale home purchases for these two nine-month periods were $480.5 million compared to $522.1 million. Future earnings of the Mortgage Banking segment may continue to be negatively affected if interest rate trends and the overall condition of the housing market result in fewer new and resale home sales and loan refinancings. However, we plan to continue to expand into new and within existing markets that provide the potential for increased loan production.

Consumer Finance: Pretax earnings for the Consumer Finance segment were $1.0 million for the third quarter of 2007, compared with $1.3 million for the third quarter of 2006. Pretax earnings for the Consumer Finance segment were $3.5 million for the first nine months of 2007, compared with $3.7 million for the first nine months of 2006. Earnings of the Consumer Finance segment have benefited from an increase in net interest income resulting from average loan growth of 25.3 percent for the third quarter of 2007 and 21.7 percent for the first nine months of 2007. However, the Consumer Finance segment’s net interest margins for both the third quarter and the first nine months of 2007 declined as a result of an increase in the cost of variable-rate borrowings, which are indexed to short-term interest rates, without a corresponding increase in its fixed-rate loan portfolio. In addition, C&F Finance has entered into new markets and strengthened its position in existing markets over the past 12 months resulting in an increase in overhead expenses. The provision for loan losses increased during the third quarter and first nine months of 2007 as a result of higher charge-offs attributable to an increase in the number of vehicles repossessed in 2007, coupled with an increasing average balance per loan originated over the last several years. We believe that the investments in technology, new markets and people at the Consumer Finance segment have established a platform with the capacity to support current operations and future growth. Future earnings at the Consumer Finance segment may be impacted by economic conditions including, but not limited to, the employment market, interest rate levels and the resale market for used automobiles.

Capital Management. Total shareholders’ equity decreased $3.7 million to $64.3 million at September 30, 2007, compared to $68.0 million at December 31, 2006. This decline was attributable to dividends to shareholders of $2.8 million and the purchase of 192,020 shares of the Corporation’s common stock totaling $8.0 million during 2007, the effects of which were offset in part by earnings in 2007. The board of directors has maintained the quarterly dividend level at 31 cents per share during 2007 despite the decline in earnings, resulting in a dividend payout ratio of 42.0 percent for the first nine months of 2007 compared to 28.6 percent for the same period in 2006. The share purchases were made under a board authorization on November 3, 2006 to purchase up to 150,000 shares over the twelve months ending November 3, 2007, which was terminated and replaced by an authorization on July 17, 2007 to purchase up to 150,000 shares of the Corporation’s common stock over the twelve months ending July 16, 2008.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

(in 000’s)	Three Months Ended
	September 30, 2007		September 30, 2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$76,713	6.48%	$66,291	6.30%
Loans held for sale	33,054	6.73	47,867	6.31
Loans	581,878	10.49	516,041	10.24
Interest-bearing deposits in other banks and federal funds sold	1,212	5.28	6,631	5.13

Total earning assets	$692,857	9.85%	$636,830	9.48%

Time and savings deposits	$451,219	3.45%	$414,812	2.82%
Borrowings	136,498	6.43	120,298	6.38

Total interest-bearing liabilities	$587,717	4.14%	$535,110	3.62%

Net interest margin		6.34%		6.44%

(in 000’s)	Nine Months Ended
	September 30, 2007		September 30, 2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$72,139	6.59%	$66,924	6.35%
Loans held for sale	36,881	6.71	42,865	6.14
Loans	553,523	10.43	505,749	10.17
Interest-bearing deposits in other banks and federal funds sold	10,793	5.25	9,975	4.81

Total earning assets	$673,336	9.73%	$625,513	9.40%

Time and savings deposits	$448,134	3.32%	$411,276	2.58%
Borrowings	126,382	6.37	119,922	5.95

Total interest-bearing liabilities	$574,516	3.99%	$531,198	3.34%

Net interest margin		6.32%		6.56%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following tables show the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the third quarter of 2006 to the third quarter of 2007 and from the first nine months of 2006 to the first nine months of 2007. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

(in 000’s)	Three Months Ended September 30, 2007
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
	Rate	Volume
Interest income:
Securities	$23	$175	$198
Loans (1)	512	1,465	1,977
Interest-bearing deposits in other banks	4	(73)	(69)

Total interest income	539	1,567	2,106

Interest expense:
Time and savings deposits	484	481	965
Borrowings	15	260	275

Total interest expense	499	741	1,240

Change in net interest income	$40	$826	$866

(in 000’s)	Nine Months Ended September 30, 2007
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
	Rate	Volume
Interest income:
Securities	$97	$283	$380
Loans (1)	1,994	2,428	4,422
Interest-bearing deposits in other banks	34	31	65

Total interest income	2,125	2,742	4,867

Interest expense:
Time and savings deposits	1,910	1,288	3,198
Borrowings	387	297	684

Total interest expense	2,297	1,585	3,882

Change in net interest income	$(172)	$1,157	$985

(1)	The change in loan interest income due to changes in interest rates includes an increase of $172,000, which was included in loan interest income in the third quarter and the first nine months of 2007 for nonaccrual interest attributable to the repayment of previously nonperforming loans, and a decline of $870,000, which was included in loan interest income in the first nine months of 2006 for nonaccrual and default interest attributable to the repayment of previously nonperforming loans of one commercial relationship.

Net interest income, on a taxable-equivalent basis, for the third quarter of 2007 was $11.1 million compared to $10.3 million for the third quarter of 2006. Net interest income, on a taxable-equivalent basis, for the first nine months of 2007 was $32.0 million compared to $31.0 million for the first nine months of 2006 ($30.1 million adjusted to exclude the $870,000 of nonaccrual and default interest attributable to the commercial loan pay-off). The net interest margin was 6.34 percent for the third quarter of 2007 compared to 6.44 percent for the third quarter of 2006, and 6.32 percent for the first nine months of 2007 compared to 6.56 percent for the first nine months of 2006 (and 6.42 percent for the first nine months of 2006, adjusted to exclude the effect of the commercial loan pay-off in 2006).

The higher net interest income for the third quarter and for the first nine months of 2007 over the same periods in 2006 excluding the loan pay-off resulted primarily from the increases in the average balance of interest-earning assets of 8.8 percent and 7.6 percent for the third quarter and the first nine months of 2007, respectively, the effects of which were offset in part by decreases in net interest margin for those same periods.

Average loans held for investment increased $65.8 million and $47.8 million in the third quarter and the first nine months of 2007, respectively, compared to the same periods in 2006. The Retail Banking segment’s average loan portfolio increased $31.5 million in the third quarter of 2007 and $20.8 million in the first nine months of 2007. These increases were mainly attributable to commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $31.2 million in the third quarter of 2007 and $25.5 million in the first nine months of 2007. These increases were attributable to overall growth at existing locations and expansion into new markets. The Mortgage Banking segment’s average loan portfolio increased $3.1 million in the third quarter of 2007 and $1.5 million in the first nine months of 2007. These increases were attributable to short-term bridge loans, a new product initiated in 2007. Average loans held for sale at the Mortgage Banking segment decreased $14.8 million in the third quarter of 2007 and $6.0 million in the first nine months of 2007, compared to the same periods in 2006. Variations in the average balances of loans held for sale occurred in response to loan demand, coupled with fluctuations in the timing of loan originations and sales within the periods. The higher yields on loans held for investment and loans held for sale during the third quarter and the first nine months of 2007 were due to a general increase in interest rates.

Average securities available for sale increased $10.4 million and $5.2 million for the third quarter and the first nine months of 2007, respectively, compared to the same periods in 2006. In addition, their average yield increased 18 basis points and 24 basis points for the third quarter and the first nine months of 2007, respectively. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal portfolio. Additions during 2007 focused on longer-term municipal securities. Yields for the first nine months of 2007 included the receipt of dividends from one preferred stock holding, which had previously suspended dividend payments.

Average interest-bearing deposits in other banks, primarily the FHLB, decreased $5.4 million and increased $818,000 for the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006. Fluctuations in the average balance of these lower-yielding deposits occurred in response to loan demand. The average yield on interest-bearing deposits in other banks increased 15 basis points and 44 basis points for the third quarter and first nine months of 2007, respectively. The higher yields were due to increases in short-term interest rates through mid-2006.

Average interest-bearing deposits increased $36.4 million and $36.9 million for the third quarter and the first nine months of 2007, respectively, compared to the same periods in 2006. However, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 63 basis points for the third quarter of 2007 and 74 basis points for the first nine months of 2007 due to the increase in short-term interest rates, coupled with the repricing of maturing certificates of deposit at higher interest rates and a decrease in the proportion of transaction accounts relative to total interest-bearing deposits due to the competitive environment for these lower-costing deposits.

Average borrowings increased $16.2 million and $6.5 million for the third quarter and the first nine months of 2007, respectively, compared to the same periods in 2006. The increases in 2007 as compared to the same periods in the prior year resulted primarily from increased use of the third-party line of credit by the Consumer Finance segment to fund loan growth and from increased use of short-term borrowings from the FHLB by the Retail Banking segment. These borrowings are indexed to short-term interest rates and reprice as short-term interest rates change. Accordingly, the average cost of borrowings increased 42 basis points for the first nine months of 2007 due to rising short-term interest rates through mid-2006. The nominal five basis points increase in the average cost of borrowings for the third quarter of 2007 reflected the stabilization of short-term interest rates after mid-2006. In addition, unpredictable fluctuations in LIBOR, which are believed to have been triggered in part by the funding crisis in the housing markets, temporarily increased the Consumer Finance segment’s variable-rate borrowings during the third quarter of 2007.

Interest rates will be a significant factor influencing the performance of all of the Corporation’s business segments during 2007. Deposits repricing at higher rates relative to their maturing rates, coupled with continued lending competition and a flat interest rate yield curve, are contributing to net interest margin compression at the Retail Banking segment. The interest rate environment together with the sustained downturn in the housing market is resulting in lower demand for home mortgage loans at the Mortgage Banking segment.

Noninterest Income

	Three Months Ended September 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,990	$—	$65	$4,055
Service charges on deposit accounts	911	—	—	—	911
Other service charges and fees	361	632	(12)	—	981
Gains on calls of available for sale securities	1	—	—	—	1
Other income	34	(2)	118	348	498

Total noninterest income	$1,307	$4,620	$106	$413	$6,446

	Three Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,607	$—	$(13)	$4,594
Service charges on deposit accounts	951	—	—	—	951
Other service charges and fees	317	871	55	—	1,243
Gain on calls of available for sale securities	22	—	—	—	22
Other income	66	7	54	252	379

Total noninterest income	$1,356	$5,485	$109	$239	$7,189

	Nine Months Ended September 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$12,135	$—	$(13)	$12,122
Service charges on deposit accounts	2,636	—	—	—	2,636
Other service charges and fees	1,009	2,067	92	—	3,168
Gains on calls of available for sale securities	10	—	—	—	10
Other income	233	(2)	252	987	1,470

Total noninterest income	$3,888	$14,200	$344	$974	$19,406

	Nine Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$12,750	$—	$(37)	$12,713
Service charges on deposit accounts	2,523	—	—	—	2,523
Other service charges and fees	896	2,515	184	—	3,595
Gain on calls of available for sale securities	103	—	—	—	103
Other income	204	20	140	759	1,123

Total noninterest income	$3,726	$15,285	$324	$722	$20,057

Total noninterest income decreased $743,000, or 10.3 percent, to $6.4 million during the third quarter of 2007 and decreased $651,000, or 3.3 percent, to $19.4 million during the first nine months of 2007. The decrease in noninterest income during the third quarter of 2007 occurred primarily at the Mortgage Banking segment and was attributable to lower gains on loan sales and lower ancillary fees due to the ongoing effects of lower demand for home mortgage loans, tightening secondary market underwriting criteria and increased competition. During the first nine months of 2007, the decline in noninterest income at the Mortgage Banking segment resulting from the 7.9 percent decrease in loan origination volume was offset in part by an increase in noninterest income at the Retail Banking segment attributable to higher service charges and fees on deposit accounts resulting from deposit account growth and the expansion of our overdraft protection services. Increased revenue from brokerage services further offset the decline in the Mortgage Banking segment.

Noninterest Expenses

	Three Months Ended September 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,685	$2,674	$1,159	$275	$7,793
Occupancy expense	935	431	103	6	1,475
Other expenses	1,198	1,140	561	30	2,929

Total noninterest expense	$5,818	$4,245	$1,823	$311	$12,197

	Three Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,249	$3,251	$815	$171	$7,486
Occupancy expense	736	423	75	6	1,240
Other expenses	1,235	1,024	425	24	2,708

Total noninterest expense	$5,220	$4,698	$1,315	$201	$11,434

	Nine Months Ended September 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,863	$8,350	$3,214	$571	$22,998
Occupancy expense	2,849	1,356	273	20	4,498
Other expenses	3,639	3,291	1,547	89	8,566

Total noninterest expense	$17,351	$12,997	$5,034	$680	$36,062

	Nine Months Ended September 30, 2006
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$9,582	$9,142	$2,300	$564	$21,588
Occupancy expense	2,307	1,240	209	18	3,774
Other expenses	3,480	3,006	1,265	90	7,841

Total noninterest expense	$15,369	$13,388	$3,774	$672	$33,203

Total noninterest expense increased $763,000, or 6.7 percent, to $12.2 million during the third quarter of 2007 and increased $2.9 million, or 8.6 percent, to $36.1 million during the first nine months of 2007. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Noninterest expense of the Retail Banking segment included operating expenses associated with our new Patterson Avenue and Chester retail banking branches in the Richmond, Virginia area, which opened in the first quarter of 2007, our Hampton and Yorktown retail banking branches on the Virginia Peninsula, which opened in 2006, and our new operations center, which opened in late 2005. Noninterest expenses of the Consumer Finance segment included costs associated with building depth in our sales force, entering new markets and increasing the administrative staff to support the increase in the loan portfolio. Total noninterest expense decreased during the third quarter and the first nine months of 2007 at the Mortgage Banking segment because of lower production-based personnel expenses as a result of the decline in loan production. These declines were offset in part by higher occupancy and other expenses, associated with opening new loan production offices in 2007 and 2006, and higher business development costs to generate more loan production.

Income Taxes

Income tax expense for the third quarter of 2007 totaled $901,000, resulting in an effective tax rate of 28.3 percent, compared to $1.4 million, or 31.6 percent, for the third quarter of 2006. Income tax expense for the first nine months of 2007 totaled $2.8 million, resulting in an effective tax rate of 29.2 percent, compared to $4.3 million, or 31.2 percent, for the first nine months of 2006. The decline in the effective tax rate during the third quarter and first nine months of 2007 resulted from higher tax-exempt income on securities and loans as a percentage of pretax income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduces the allowance. The following tables summarize the allowance activity for periods indicated:

	Three Months Ended September 30, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,301	$10,528	$14,829
Provision for loan losses	120	1,680	1,800

	4,421	12,208	16,629

Loans charged off	(41)	(1,708)	(1,749)
Recoveries of loans previously charged off	137	422	559

Net loans charged off	96	(1,286)	(1,190)

Allowance, end of period	$4,517	$10,922	$15,439

	Three Months Ended September 30, 2006
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,403	$9,187	$13,590
Provision for loan losses	—	1,125	1,125

	4,403	10,312	14,715

Loans charged off	(112)	(1,152)	(1,264)
Recoveries of loans previously charged off	47	355	402

Net loans charged off	(65)	(797)	(862)

Allowance, end of period	$4,338	$9,515	$13,853

	Nine Months Ended September 30, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,326	$9,890	$14,216
Provision for loan losses	160	4,530	4,690

	4,486	14,420	18,906

Loans charged off	(172)	(4,759)	(4,931)
Recoveries of loans previously charged off	203	1,261	1,464

Net loans charged off	31	(3,498)	(3,467)

Allowance, end of period	$4,517	$10,922	$15,439

	Nine Months Ended September 30, 2006
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,718	$8,346	$13,064
Provision for loan losses	(250)	3,475	3,225

	4,468	11,821	16,289

Loans charged off	(338)	(3,276)	(3,614)
Recoveries of loans previously charged off	208	970	1,178

Net loans charged off	(130)	(2,306)	(2,436)

Allowance, end of period	$4,338	$9,515	$13,853

There has been an increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2006. This increase resulted from net recoveries in 2007, coupled with a $160,000 provision for loan losses attributable to loan growth. We believe that the current level of the allowance for loan losses is appropriate to cover any losses on existing loans that may become uncollectible.

The Consumer Finance segment accounted for the majority of the activity in the allowance for loan losses during 2007. The increase in the provision for loan losses occurred as a result of loan growth and higher charge-offs. The increase in net charge-offs during 2007 was attributable to an increase in the number of vehicles repossessed in 2007, coupled with a higher average balance per loan originated over the last several years. Despite the increase in net charge-offs, our ratio of charge-offs as a percentage of average loans continues to be below the industry average. We diligently monitor credit quality and we believe that the allowance for loan losses is appropriate to cover any losses on existing loans that may become uncollectible.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	September 30, 2007	December 31, 2006
Nonperforming assets*	$614	$955
Accruing loans** past due for 90 days or more***	1,557	1,629
Total loans**	440,011	399,195
Allowance for loan losses	4,517	4,326
Nonperforming assets* to total loans**	0.14%	0.24%
Allowance for loan losses to total loans**	1.03	1.08
Allowance for loan losses to nonperforming assets*	735.67	452.98

*	Nonperforming assets consist solely of nonaccrual loans for each period presented.
**	Loans exclude Consumer Finance segment loans presented below.
***	Balance includes a $1.2 million loan that was administratively past due at September 30, 2007. Subsequent to September 30, 2007, the loan renewal process was completed.

Consumer Finance

(in 000’s)	September 30, 2007	December 31, 2006
Nonaccrual loans	$908	$880
Accruing loans past due for 90 days or more	9	$8
Total loans	158,777	$132,864
Allowance for loan losses	10,922	$9,890
Nonaccrual consumer finance loans to total consumer finance loans	0.57%	0.66%
Allowance for loan losses to total consumer finance loans	6.88	7.44

At the combined Retail and Mortgage Banking segments, the ratio of the allowance for loan losses to total loans declined five basis points since December 31, 2006 as a result of loan growth. Nonetheless, the ratio of the allowance for loan losses to nonperforming assets increased because nonperforming assets have declined since December 31, 2006 primarily as a result of loan repayments.

At the Consumer Finance segment, the ratio of the allowance for loan losses to total consumer finance loans declined 56 basis points as a result of loan growth and higher charge-offs during 2007. Based on our evaluation of the Consumer Finance segment’s rates of delinquencies, defaults, repossessions and losses, we believe that the current level of the allowance for loan losses at the Consumer Finance segment is appropriate to cover any losses on existing loans that may become uncollectible.

FINANCIAL CONDITION

At September 30, 2007, the Corporation had total assets of $774.2 million compared to $734.5 million at December 31, 2006. The increase was principally a result of an increase in loans held for investment at the Retail Banking and Consumer Finance segments and an increase in investment securities at the Retail Banking segment, which were offset in part by a decline in interest-bearing deposits in other banks used to partially fund loan growth and a decline in loans held for sale.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(in 000’s)	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Real estate - mortgage	$124,815	21%	$115,885	22%
Real estate - construction	14,338	2	13,650	2
Commercial, financial and agricultural	267,755	45	236,157	44
Equity lines	24,886	4	24,880	5
Consumer	8,583	1	8,951	2
Consumer - C&F Finance	158,777	27	132,864	25

Total loans	599,154	100%	532,387	100%

Less unearned loan fees	(366)		(328)
Less allowance for loan losses
Retail and Mortgage Banking	(4,517)		(4,326)
Consumer Finance	(10,922)		(9,890)

Total loans, net	$583,349		$517,843

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

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(in 000’s)	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$7,265	10%	$6,222	9%
Mortgage-backed securities	1,843	2	2,208	3
Obligations of states and political subdivisions	62,997	83	55,027	82

Total debt securities	72,105	95	63,457	94
Preferred stock	4,088	5	4,127	6

Total available for sale securities	$76,193	100%	$67,584	100%

The increase in securities available for sale occurred predominantly in the municipal portfolio. Additions since December 31, 2006 focused on longer-term municipal securities.

Deposits

Deposits totaled $534.2 million at September 30, 2007 compared to $532.8 million at December 31, 2006. The increase in deposits predominantly occurred at the new branches opened in 2006 and 2007. An increase of $18.3 million in time deposits was offset in part by a $3.8 million decline in noninterest-bearing demand deposits and a $13.1 million decline in savings and interest-bearing demand deposits. This shift is a result of the competitive environment for lower-costing transaction deposits.

Borrowings

Borrowings totaled $161.0 million at September 30, 2007 compared to $115.1 million at December 31, 2006. This increase was attributable to funding loan growth at the Retail Banking and Consumer Finance segments with wholesale funds, primarily advances from the FHLB.

Off-Balance Sheet Arrangements

As of September 30, 2007, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual Obligations

As of September 30, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity

Liquid assets, which include unrestricted cash and due from banks, interest-bearing deposits in other banks, federal funds sold and nonpledged securities available-for-sale, at September 30, 2007 totaled $52.7 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of September 30, 2007, an established line with the FHLB that had $71.5 million outstanding under a total line of $125.6 million as of September 30, 2007, an unsecured revolving line of credit with a third-party lender that had $7.0 million outstanding under a total line of $7.0 million as of September 30, 2007 and a revolving line of credit with a third-party bank that had $69.7 million outstanding under a total line of $100.0 million as of September 30, 2007. We have no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

(in 000’s)	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total Capital (to Risk-Weighted Assets)
Corporation	$71,871	11.3%	$51,122	8.0%	N/A	N/A
Bank	73,449	11.6	50,673	8.0	$63,342	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	63,791	9.9	25,561	4.0	N/A	N/A
Bank	65,438	10.3	25,337	4.0	38,005	6.0
Tier I Capital (to Average Assets)
Corporation	63,791	8.6	29,776	4.0	N/A	N/A
Bank	65,438	8.9	29,575	4.0	36,968	5.0

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Corporation	$74,646	12.6%	$47,413	8.0%	N/A	N/A
Bank	76,571	13.0	46,992	8.0	$58,740	10.0%
Tier I Capital (to Risk-Weighted Assets)
Corporation	67,161	11.3	23,707	4.0	N/A	N/A
Bank	69,144	11.8	23,496	4.0	35,244	6.0
Tier I Capital (to Average Assets)
Corporation	67,161	9.6	28,123	4.0	N/A	N/A
Bank	69,144	9.9	27,918	4.0	34,897	5.0

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

Use of Certain Non-GAAP Financial Measures

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP) for the nine months ended September 30, 2006, we have presented certain non-GAAP financial measures throughout this Form 10-Q, which are reconciled to their equivalent GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion from net income of a significant recovery of income recognized in a single accounting period in 2006 permits a comparison of results for ongoing business operations, and it is on this basis that we internally assess the Corporation’s performance and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-Q enhance investors’ understandings of the Corporation’s performance, these non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements.

Reconciliation of Non-GAAP Financial Measures

(in thousands, except for per share data)

	(1)	For the Nine Months Ended
		9/30/07	9/30/06
Net Income and Earnings Per Share
Net income (GAAP)	A	$6,757	$9,364
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		—	(565)
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		—	(163)

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B	$6,757	$8,636

Weighted average shares – assuming dilution (GAAP)	C	3,187	3,271
Weighted average shares – basic (GAAP)	D	3,057	3,150

Earnings per share – assuming dilution
GAAP	A/C	$2.12	$2.86
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/C	$2.12	$2.64

Earnings per share – basic
GAAP	A/D	$2.21	$2.97
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/D	$2.21	$2.74

Reconciliation of Non-GAAP Financial Measures (Continued)

(in thousands, except for per share data)

	(1)	For the Nine Months Ended
		9/30/07	9/30/06
Annualized Return on Average Assets
Average assets (GAAP)	E	$737,204	$687,748
Annualized return on average assets
GAAP	(A/E)/.75	1.22%	1.82%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/E)/.75	1.22%	1.67%

Annualized Return on Average Equity
Average equity (GAAP)	F	$65,185	$62,852
Annualized return on average equity
GAAP	(A/F)/.75	13.82%	19.86%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	(B/F)/.75	13.82%	18.32%

Retail Banking Segment Pretax Income
Pretax income (GAAP)		$3,548	$6,961
Nonaccrual and default interest attributable to loan transaction		—	(870)
Reduction in loan loss allowance attributable to loan transaction		—	(250)

Pretax income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction		$3,548	$5,841

Retail Banking Segment Net Income
Net income (GAAP)		$3,036	$5,241
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		—	(565)
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		—	(163)

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction		$3,036	$4,513

Reconciliation of Non-GAAP Financial Measures (Continued)

(in thousands, except for per share data)

	(1)	For the Nine Months Ended
		9/30/07	9/30/06
Net Interest Income and Net Interest Margin
Net interest income (GAAP)		$30,887	$29,985
Taxable-equivalent adjustment		1,087	1,006
Nonaccrual and default interest attributable to loan transaction (GAAP)		—	(870)

Taxable-equivalent net interest income, excluding nonaccrual and default interest attributable to loan transaction	G	$31,974	$30,121

Average interest-earning assets (GAAP)	H	$673,336	$625,513
Net interest margin (GAAP)	(G/H)/.75	6.32%
Net interest margin (GAAP)	((G/.75)+870)/H		6.56%
Net interest margin, excluding nonaccrual and default
Interest attributable to loan transaction	(G/H)/.75	6.32%	6.42%

(1)	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Non-GAAP Financial Measures are calculated.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the Corporation’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following is added to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Corporation’s 2006 Annual Report on Form 10-K:

Certain credit markets have experienced difficult conditions and volatility during 2007 and there has been an increase in mortgage loan foreclosures throughout the United States. The majority of these foreclosures appear to involve borrowers who had financed home purchases or refinanced existing home mortgage loans with so-called subprime mortgage loans or alternative loan products. Mortgage loan foreclosures can result in increases in loan losses and require mortgage lenders to take ownership of the foreclosed real properties in order to mitigate potential loan losses, which can result in increased noninterest expenses.

The Corporation originates a variety of residential loan products for sale into the secondary market through its Mortgage Banking segment. These products include conventional residential mortgages, which are generally considered prime loans, and alternative loan products. This latter category of loans includes loans with higher loan to value ratios, loans with no or limited verification of a borrower’s income or net worth stated on the loan application, and loans to borrowers with lower credit ratings, referred to as FICO scores. The general market for these alternative loan products across the country has declined as a result of increasing market rates of interest, moderating real estate prices, increased payment defaults by borrowers and increased loan foreclosures. These factors may result in potential repurchase liability to our mortgage company on residential mortgage loans originated and sold into the secondary market. While we mitigate the risk of repurchase requests by underwriting to the purchasers’ guidelines and do not believe that our exposure to this liability is significant at this time, we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in requests for repurchases, which would adversely affect the Corporation’s net income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
July 1-31, 2007	—	$—	—	150,000
August 1-31, 2007	30,500	40.99	30,500	119,500
September 1-30, 2007	11,800	42.67	11,800	107,700

Total	42,300	$41.45	42,300

[1]

On November 3, 2006, the Corporation’s board of directors authorized the purchase of up to 150,000 shares of the Corporation’s common stock over the twelve months ending November 3, 2007. Through June 30, 2006, 149,855 shares had been purchased under this authorization. On July 17, 2007, the Corporation’s board of directors terminated this authorization and approved a new authorization to purchase up to 150,000 shares of the Corporation’s common stock over the twelve months ending July 16, 2008. The stock may be purchased in the open market or through privately negotiated transactions, as management and the board of directors deem prudent.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date November 2, 2007	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date November 2, 2007	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)