Form 10-K
period 2007-12-31
C & F FINANCIAL CORP
filed 2008-03-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2007 was $120,177,128.

There were 3,022,091 shares of common stock outstanding as of February 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 15, 2008 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 15, 2008 are incorporated by reference in Part III of this report.

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

The Corporation operates in a decentralized manner in three principal business activities: (1) retail banking through C&F Bank, (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). The following general business discussion focuses on the activities within each of these segments.

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

The Corporation also owns two non-operating subsidiaries, C&F Financial Statutory Trust II formed in December 2007 and C&F Financial Statutory Trust I formed in July 2005. These trusts were formed for the purpose of issuing $10.0 million each of trust preferred capital securities in private placements to institutional investors. These trusts are unconsolidated subsidiaries of the Corporation and their principal assets are $10.3 million each of the Corporation’s junior subordinated debt securities (referred to herein as “trust preferred capital notes,”) that are reported as liabilities of the Corporation.

Retail Banking

We provide retail banking services at the Bank’s main office in West Point, Virginia, and 17 Virginia branches located one each in Chester, Hampton, Mechanicsville, Midlothian, Newport News, Norge, Providence Forge, Quinton, Saluda, Sandston, Varina, West Point, Yorktown, and two each in Williamsburg and Richmond. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking, credit card and trust services, as well as travelers’ checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2007, assets of the Retail Banking segment totaled $634.7 million. For the year ended December 31, 2007, income before income taxes for this segment totaled $4.3 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 14 locations in Virginia, three in Maryland, two in North Carolina and one each in Newport, Delaware and Moorestown, New Jersey. The Virginia offices are located one each in Charlottesville, Chester, Fairfax, Fishersville, Fredericksburg, Hanover, Harrisonburg, Lexington, Lynchburg, Midlothian, Newport News, Richmond, Roanoke and Virginia Beach. The Maryland offices are located in Annapolis, Ellicott City and Waldorf. The North Carolina offices are located in Charlotte and Gastonia. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale to numerous investors. C&F Mortgage does not securitize loans. Purchasers of loans include, but are not limited to, Countrywide Bank, FSB; Franklin American Mortgage Company; the Virginia Housing Development Authority; JPMorgan Chase Bank, N.A.; and Wells Fargo Home Mortgage. The Bank also purchases lot and permanent loans and home equity lines of credit from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans partially guaranteed by the Veterans Administration (the VA) and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming loans that do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement and residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2007, assets of the Mortgage Banking segment totaled $44.8 million. For the year ended December 31, 2007, income before income taxes for this segment totaled $2.8 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance, which the Bank acquired on September 1, 2002. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Kentucky, Maryland, North Carolina, Ohio, Tennessee and West Virginia through its offices in Richmond, Roanoke and Hampton, Virginia, in Nashville, Tennessee and in Towson, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases installment contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance new vehicles and later model, low mileage used vehicles. C&F Finance’s typical borrowers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2007, assets of the Consumer Finance segment totaled $167.4 million. For the year ended December 31, 2007, income before income taxes for this segment totaled $4.4 million.

Employees

At December 31, 2007, we employed 512 full-time equivalent employees. We consider relations with our employees to be excellent.

Competition

Retail Banking

In the Bank’s market area, we compete with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds, brokerage firms and insurance companies. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks and expansion of community and regional banks into our service areas.

The banking business in Virginia, and in the Bank’s primary service area in the Hampton to Richmond corridor, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. We compete by emphasizing customer service and technology, establishing long-term customer relationships, building customer loyalty, and providing products and services to address the specific needs of our customers. We target individual and small-to-medium size business customers.

No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

Mortgage Banking

Several factors caused rapid consolidation in the mortgage lending industry over the last decade. First, the continuing evolution of the secondary mortgage market led to more commodity-like mortgages. Second, increased regulation imposed on the industry resulted in significant costs and the need for higher levels of specialization. Third, interest rate volatility resulted in an increase in mortgagors’ propensity to refinance their mortgages. These factors, together with fluctuations in new home construction and sales, have caused relatively large swings in the volume of loans originated from year to year and dramatically increased complexity in the business. During 2007, there was significant contraction in both the volume of loans originated and the number of institutions and brokers providing mortgage loans for new and resale home sales and refinancings. This contraction accompanied a downturn in the housing markets related to declines in real estate values, coupled with increased payment defaults by borrowers and increased loan foreclosures. To operate profitably in this environment, lenders must have a high level of operational and risk management skills, as well as technological expertise. Our mortgage subsidiary competes by offering a wide selection of products; providing consistently high quality customer service; and pricing its products at competitive rates.

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

Regulation of the Corporation

The Corporation must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (the SEC). The Corporation is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the SOX Act), and the related rules and regulations. The SOX Act includes provisions that, among other things: (1) require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to their accuracy and compliance with law; (2) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (3) require chief executive officers and chief financial officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (4) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (5) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (6) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations, as well as certain other specified information; (7) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (8) increased penalties for existing crimes and created new criminal offenses. While the Corporation has incurred additional expenses and we expect to continue to incur additional expenses in complying with the requirements of the SOX Act and related regulations adopted by the SEC and the Public Company Accounting Oversight Board, we anticipate that those expenses will not have a material effect on the Corporation’s results of operations or financial condition.

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

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. For the Corporation only, Tier 1 and total capital include trust preferred securities. At December 31, 2007, the total capital to risk-weighted asset ratio of the Corporation was 12.8 percent and the ratio of the Bank was 12.1 percent. At December 31, 2007, the Tier 1 capital to risk-weighted asset ratio was 11.2 percent for the Corporation and 10.8 percent for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4.0 percent for banks and bank holding companies. At December 31, 2007, the Tier l leverage ratio was 9.4 percent for the Corporation and 9.0 percent for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or the Bank to pay dividends. During the year ended December 31, 2007, the Bank declared $19.4 million in dividends payable to the Corporation, which were used to fund the Corporation’s share purchases, debt service and $3.8 million in dividends payable to shareholders. The decline in the Bank’s capital attributable to dividends paid to the Corporation was offset in part by the Corporation’s additional investment in the Bank of the $10.0 million proceeds from the issuance of trust preferred securities in December 2007.

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

FDIA and Associated Regulations. Section 36 of the FDIA and associated regulations require management of every insured depository institution with total assets between $500 million and $1 billion at the beginning of a fiscal year to obtain an annual audit of its financial statements by an independent public accountant, report to the banking agencies on the institution’s compliance with designated laws and regulations and establish an audit committee comprised of outside directors, at least a majority of whom must be independent of management. The Bank is subject to the annual audit, reporting and audit committee requirements of Section 36 of the FDIA.

Community Reinvestment Act. The Community Reinvestment Act (CRA) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination in July 2006, it received a CRA performance evaluation of “satisfactory.”

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

FDIRA also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was $297,000, of which $210,000 has been applied to offset assessments in 2007. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35 percent of estimated insured deposits.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2007, the Bank owned $4.4 million of FHLB stock.

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

The Office of Foreign Assets Control (OFAC), which is a division of the Treasury Department, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC sends banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury Department and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software that is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

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

Other Safety and Soundness Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2007, the Bank was considered “well capitalized.”

Check Clearing for the 21st Century Act (Check 21). Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. The major provisions of Check 21 include: allowing check truncation without making it mandatory; demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law; legalizing substitutions for and replacements of paper checks without agreement from consumers; retaining in place the previously-mandated electronic collection and return of checks between financial institutions only when individual agreements are in place; requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred. This legislation has not significantly increased our capital spending.

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

Available Information

The Corporation’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. In addition, any document filed by the Corporation with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Corporation’s SEC filings also are available through our web site at http://www.cffc.com under “About C&F/C&F Financial Corporation/SEC Filings” as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Corporation’s secretary at P.O. Box 391, West Point, VA 23181 or by calling 804-843-2360.

ITEM 1A.	RISK FACTORS

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. Based on our asset/liability position at December 31, 2007, we are vulnerable to continued decreases in short-term interest rates because of our asset-sensitive balance sheet profile. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. However, the interest rate cuts made by the Federal Reserve Bank since September 2007 have immediately reduced our yield on variable-rate loans without a corresponding reduction in deposit costs, which will result in a decline in our net interest margin. We expect more pronounced net interest margin compression in 2008 if interest rates on our variable-rate loans continue to decline while competition for deposits hinders a decline in rates paid for deposits.

Periods of rising interest rates or a decline in real estate values in our market will adversely affect our income from our mortgage company.

One of the components of our strategic plan is to generate significant noninterest income from our mortgage company, C&F Mortgage. In periods of rising interest rates, consumer demand for new mortgages and refinancings may decrease, which in turn could adversely impact our mortgage company. In addition, rising interest rates could create higher debt burden and default risk for borrowers who have adjustable-rate mortgage loans that reset at higher interest rates. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.

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

The Corporation originates a variety of residential loan products for sale into the secondary market through C&F Mortgage. These products include conventional residential mortgages, which are generally considered prime loans, and alternative loan products. This latter category of loans includes loans with higher loan to value ratios and loans with no or limited verification of a borrower’s income or assets stated on the loan application. The general market for these alternative loan products across the country has declined as a result of moderating real estate prices, increased payment defaults by borrowers and increased loan foreclosures. These factors may result in potential repurchase liability to our mortgage company on residential mortgage loans originated and sold into the secondary market. While we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines and do not believe that our exposure to this liability is significant at this time, we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases, which would adversely affect the Corporation’s net income.

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

At December 31, 2007, 43 percent of our loan portfolio consisted of commercial, financial and agricultural loans. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2007, 27 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

We believe that our growth and future success will depend in large part on the skills of our executive officers. We also depend upon the experience of the officers of our subsidiaries and on their relationships with the communities they serve. The loss of the services of one or more of these officers could disrupt our operations and impair our ability to implement our business strategy, which could adversely affect our business, financial condition and results of operations. While the Corporation’s Chief Operating Officer resigned effective February 29, 2008 because of family health considerations, he has agreed to assist management to assure a smooth transition.

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

The Corporation owns a building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Bank’s Main Office, the main office of C&F Investment Services and office space for certain of the Bank’s administrative personnel.

The Corporation owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 85,000 square feet. Approximately 30,000 square feet were renovated in 2005 in order to house the Bank’s operations center, which consists of the Bank’s loan, deposit and administrative functions and staff.

The building owned by the Corporation and previously used for the Bank’s deposit operations at Seventh & Main Streets in West Point Virginia, which is a 14,000 square foot building remodeled by the Corporation in 1991, has been leased to the Economic Development Authority of the Town of West Point, Virginia (Development Authority) for the purpose of housing and operating incubator businesses under the supervision of the Development Authority. The building owned by the Corporation and previously used for the Bank’s loan operations at Sixth and Main Streets in West Point, Virginia, which is a 5,000 square foot building acquired and remodeled by the Corporation in 1998, has been retained as back-up facilities for the new operations center. Management has not yet determined the long-term utilization of these properties.

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

The Corporation owns 15 other Bank branch locations and leases one Bank branch location and one regional commercial lending office in Virginia. Rental expense for these leased locations totaled $94,000 for the year ended December 31, 2007.

In connection with the opening of the Bank’s Newport News branch in 2007, C&F Mortgage relocated from a leased facility to the second floor of the Bank branch building. The Corporation has 19 leased loan production offices, 12 in Virginia, three in Maryland, two in North Carolina and one each in Delaware and New Jersey, for C&F Mortgage. Rental expense for these leased locations totaled $1.0 million for the year ended December 31, 2007.

The Corporation owns a building located at 4660 South Laburnum Avenue in Richmond, Virginia. The building was acquired in June 2005 and has approximately 8,800 square feet. The building houses C&F Finance’s headquarters and provides space for its loan and administrative functions and staff. In connection with the opening of the Bank’s Hampton branch in 2006, the Hampton office of C&F Finance was relocated from a leased facility to the second floor of the Bank branch building. The Corporation has four leased offices, two in Virginia and one each in Maryland and Tennessee, for C&F Finance. Rental expense for these leased locations totaled $54,000 for the year ended December 31, 2007.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years
Larry G. Dillon (55) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (39) Executive Vice President, Chief Financial Officer and Secretary	Secretary of the Corporation and the Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and the Bank since December 2004; Senior Vice President and Chief Financial Officer of the Corporation and the Bank from December 1998 to November 2004

Robert L. Bryant (57) Executive Vice President and Chief Operating Officer*	Executive Vice President and Chief Operating Officer of the Corporation since February 2005; Executive Vice President and Chief Operating Officer of the Bank since December 2004; Senior Vice President and Chief Operating Officer of the Bank from May 2004 to November 2004; President of Renaissance Resources, a business consulting practice located in Richmond, Virginia, from 1996 to 2004

Bryan E. McKernon (51)	President and Chief Executive Officer of C&F Mortgage since 1995

*	Mr. Bryant resigned effective February 29, 2008 because of family health considerations. Mr. Bryant has agreed to assist management to assure a smooth transition.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the over-the-counter market and is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 25, 2008, there were approximately 2,000 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $31.37. Following are the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were paid quarterly in 2007 and 2006.

	2007			2006
Quarter	High	Low	Dividends	High	Low	Dividends
First	$46.00	$39.60	$0.31	$40.60	$37.12	$0.27
Second	45.00	36.10	0.31	41.99	38.09	0.29
Third	43.50	38.05	0.31	41.72	36.80	0.29
Fourth	42.98	30.25	0.31	42.50	38.50	0.31

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

Issuer Purchases of Equity Securities

For the Quarter Ended December 31, 2007

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
October 1-31, 2007	—	$—	—	107,700
November 1-30, 2007	—	—	—	107,700
December 1-31, 2007	12,500	35.47	12,500	95,200

Total	12,500	$35.47	12,500

[1]

On November 4, 2006, the Corporation’s board of directors authorized the purchase of up to 150,000 shares of the Corporation’s common stock over the twelve months ending November 3, 2007. Through June 30, 2007, 149,855 shares were purchased under this authorization. On July 17, 2007, the Corporation’s board of directors terminated this authorization and approved a new authorization to purchase up to 150,000 shares of the Corporation’s common stock over the twelve months ending July 16, 2008. The stock may be purchased in the open market or through privately negotiated transactions, as management and the board of directors deem prudent.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share amounts)	2007	2006	2005	2004	2003
Selected Year-End Balances:
Total assets	$785,596	$734,468	$671,957	$609,122	$573,546
Total shareholders’ equity	65,224	68,006	60,086	69,899	65,384
Total loans (net)	585,881	517,843	465,039	394,471	350,170
Total deposits	527,571	532,835	495,438	447,134	427,635
Summary of Operations:
Interest income	$64,825	$58,582	$48,770	$40,843	$38,671
Interest expense	23,378	18,457	11,997	7,549	8,828

Net interest income	41,447	40,125	36,773	33,294	29,843
Provision for loan losses	7,130	4,625	5,520	4,026	3,167

Net interest income after provision for loan losses	34,317	35,500	31,253	29,268	26,676
Noninterest income	25,878	27,387	27,584	24,689	29,318
Noninterest expenses	48,371	45,328	41,868	37,753	36,748

Income before taxes	11,824	17,559	16,969	16,204	19,246
Income tax expense	3,344	5,430	5,181	5,006	6,327

Net income	$8,480	$12,129	$11,788	$11,198	$12,919

Per share:
Earnings per common share—basic	$2.79	$3.85	$3.49	$3.14	$3.58
Earnings per common share—assuming dilution	2.68	3.71	3.36	3.00	3.42
Dividends	1.24	1.16	1.00	.90	.72
Weighted average number of shares—assuming dilution	3,161,023	3,273,429	3,507,912	3,729,128	3,781,843
Significant Ratios:
Return on average assets	1.13%	1.75%	1.82%	1.91%	2.35%
Return on average equity	13.03	18.97	17.70	16.78	21.32
Dividend payout ratio	44.45	30.15	28.33	28.59	20.07
Average equity to average assets	8.69	9.21	10.30	11.38	11.01

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates

•	general economic conditions

•	the legislative/regulatory climate

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

•	the quality or composition of the loan or investment portfolios

•	the level of net charge-offs on automobile loans

•	demand for loan products

•	deposit flows

•	competition

•	demand for financial services in the Corporation’s market area

•	technology

•	reliance on third parties for key services

•	the real estate market

•	the Corporation’s expansion and technology initiatives

•	accounting principles, policies and guidelines

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be appropriate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay, overall portfolio quality and specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2007 and determined there was no impairment to be recognized in 2007. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

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

1) retail banking

2) mortgage banking

3) consumer finance

We also actively manage our capital through:

1) growth

2) stock purchases

3) dividends

Financial Performance Measures

Net income for the Corporation decreased 30.1 percent to $8.5 million in fiscal 2007. Earnings per share assuming dilution decreased 27.8 percent to $2.68 in the same period. Net income for 2006 included $728,000, after taxes, attributable to the recovery of past due interest and a reduction in the Corporation’s loan loss allowance in connection with the pay-off of previously nonperforming loans of one commercial relationship. Excluding the after-tax effect of this loan pay-off, the Corporation’s 2007 net income decreased 25.6 percent and earnings per share assuming dilution decreased 23.0 percent from 2006. Significant factors influencing 2007 earnings included interest rate fluctuations, loan growth, higher loan charge-offs, a decline in mortgage loan production and higher operating expenses associated with expansion initiatives. The degree to which these and other factors impacted each of our business segments varied and is discussed in “Principal Business Activities” below.

The Corporation’s ROE and ROA were 13.03 percent and 1.13 percent, respectively, for the year ended December 31, 2007, compared to 18.97 percent and 1.75 percent, respective, for the year ended December 31, 2006 (17.83 percent and 1.64 percent, adjusted to exclude the effect of the commercial loan pay-off). The decline in these measures resulted from lower earnings in 2007 coupled with asset growth. We have continued to make significant investments in our retail branch network, operations facilities, technology and personnel in order to accommodate our strategic growth initiatives. These investments have increased our operating assets and expenses. However, we expect them to enhance long-term earnings, thus increasing shareholder value.

We expect the following factors to influence the Corporation’s financial performance in 2008:

•

Retail Banking: We expect changes in interest rates to affect the degree to which net interest margin compression occurs at C&F Bank. Interest rate cuts made by the Federal Reserve since September 2007 have immediately reduced the Bank’s yields on variable rate loans without a corresponding reduction in deposit costs. We expect more pronounced net interest margin compression in 2008 if interest rates continue to decline while competition for deposits hinders a decline in rates paid for these funds. General economic trends, particularly an economic slowdown, in C&F Bank’s markets can affect the quality of the loan portfolio. Managing the risks inherent in our loan portfolio will influence C&F Bank’s performance during 2008. Our ability to achieve forecasted deposit and loan growth at our existing bank branches and in particular at our four new bank branches will be affected by both general economic conditions and the increasing level of competition in our markets.

•

Mortgage Banking: We expect the ongoing effects of lower demand for home mortgage loans resulting from reduced demand in both the new and resale housing markets, the slowing national economy and the fallout from the subprime and alternative loan issues to result in lower origination volume at C&F Mortgage. While a decline in interest rates may spur refinance activity in 2008, the decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, will temper demand. In addition, there is potential repurchase liability to our mortgage company on residential mortgage loans originated and sold into the secondary market. While we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines and do not believe that our exposure to this liability is significant at this time, we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases, which would adversely affect the Corporation’s net income.

•

Consumer Finance: We expect changes in interest rates to be a primary factor influencing financial performance at C&F Finance in 2008. If interest rates decline, we expect net interest margin to improve because the majority of the funding for C&F Finance’s fixed-rate loan portfolio is indexed to short-term interest rates and reprices each month. However, if an economic slowdown occurs in C&F Finance’s markets, we would expect more delinquencies and repossessions. Higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of loss in the event of default.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: Pretax earnings for the Retail Banking segment were $4.3 million for the year ended December 31, 2007, compared with $8.7 million in 2006 ($7.6 million, adjusted to exclude the effect of the commercial loan pay-off in 2006). The decline in earnings for 2007 included (1) the effects of margin compression and competition on net interest income, (2) a higher provision for loan losses attributable to loan growth, (3) the effects on operating expenses of the Peninsula and Richmond branch openings and the operations center relocation, (4) higher operational and administrative personnel costs to support growth and (5) the recognition of compensation expense, in accordance with accounting principles effective beginning in 2006, in connection with the Corporation’s issuance of stock options to directors and the issuance of restricted stock to employees under existing plans. Net interest margin compression occurred at the Retail Banking segment as the cost of deposits continued to rise throughout most of 2007, while rates on interest-earning assets remained level through the third quarter of 2007 and began to decline in the fourth quarter of 2007. Approximately half of the Bank’s loans are indexed to the prime interest rate. Therefore, interest income is immediately negatively affected when this index declines. However, the source of funding for these loans, primarily deposits, does not reprice simultaneously with the decline in loan interest rates. Compounding the effect of the deposit repricing disparity is the increased competition for deposits, which has prevented the cost of funds from falling as quickly as the drop in the prime rate index. Growth in the Retail Banking segment’s operations and infrastructure have increased operating expenses, but over time we expect these expenditures will improve efficiency and enhance customer service. C&F Bank opened four new branches within a 15-month period beginning in January 2006. As a result, the Retail Banking segment is incurring operating expenses for these branches before they have generated sufficient new loan and deposit growth to become profitable. Even though these costs will affect the Corporation’s short-term profits, we expect these branches will contribute to the Corporation’s long-term profitability.

Mortgage Banking: Pretax earnings for the Mortgage Banking segment, which consists solely of C&F Mortgage Corporation and its subsidiaries, were $2.8 million for the year ended December 31, 2007, compared with $3.8 million in 2006. The decline in earnings for 2007 included (1) the effects of the downturn in the housing market on loan origination volume, which declined 12.3 percent in 2007, (2) an increase in the provision for loan losses as a result of three loans being placed on nonaccrual status and (3) higher operating expenses in 2007 related to new offices and higher business development costs in order to generate loan production. Gains on loan sales declined during 2007 due to lower volumes of loan sales accompanying the reduced origination volume. For 2007, loan originations at C&F Mortgage for refinancings declined to $215 million from $283 million in 2006. Loans originated for new and resale home purchases declined to $613 million in 2007 from $661 million in 2006. In addition to the decrease in loan volume, the Mortgage Banking segment experienced a decrease in net interest income resulting from a lower average balance of loans held for sale. We expect that future earnings for the Mortgage Banking segment may continue to be negatively affected if the overall condition of the housing market results in fewer new and resale home sales and loan refinancings. However, we plan to continue to look for expansion opportunities in new and existing markets that provide the potential for increased loan production.

Consumer Finance: Pretax earnings for the Consumer Finance segment, which consists solely of C&F Finance, totaled $4.4 million for the year ended December 31, 2007, compared with pre-tax earnings of $5.0 million in 2006. Earnings of the Consumer Finance segment have benefited from an increase in net interest income resulting from average loan growth of 22.6 percent in 2007. However, the Consumer Finance segment’s net interest margin for 2007 declined as a result of an increase in the cost of variable-rate borrowings throughout most of 2007, without a corresponding increase in the fixed-rate loan portfolio. In addition, C&F Finance has entered into new markets and strengthened its position in existing markets in 2007 resulting in an increase in overhead expenses. We believe that the investments in new markets, technology and people at the Consumer Finance segment have established a platform with the capacity to support current operations and future growth. The provision for loan losses increased in 2007 as a result of higher charge-offs attributable to an increase in the number of vehicles repossessed in 2007, which was largely a result of a weaker economy, coupled with an increasing average balance per loan originated over the last several years. Future earnings at the Consumer Finance segment will be impacted by economic conditions including, but not limited to, the employment market, interest rate levels and the resale market for used automobiles.

Capital Management

We have managed our capital through growth in assets, stock purchases and increases in dividends as evidenced by the decline in the ratio of average equity to average total assets over the past three years. Total shareholders’ equity decreased $2.8 million to $65.2 million at December 31, 2007, compared to $68.0 million at December 31, 2006. This decline was attributable to dividends to shareholders of $3.8 million and the purchase of 204,520 shares of the Corporation’s common stock totaling $8.4 million during 2007, the effects of which were offset in part by earnings in 2007. The board of directors maintained the quarterly dividend level at 31 cents per share during 2007 despite the decline in earnings, resulting in a dividend payout ratio of 44.5 percent for 2007 compared to 30.2 percent for 2006. The share purchases were made under a board authorization on November 4, 2006 to purchase up to 150,000 shares over the twelve months ending November 3, 2007, which was terminated and replaced by an authorization on July 17, 2007 to purchase up to 150,000 shares of the Corporation’s common stock over the twelve months ending July 16, 2008.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets for each of the years ended December 31, 2007, 2006 and 2005. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield if income taxes were paid using the federal corporate income tax rate of 35 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2007			2006			2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$11,659	$544	4.66%	$11,349	$487	4.29%	$12,989	$527	4.06%
Tax-exempt	63,280	4,349	6.87	55,932	3,802	6.80	56,092	4,020	7.17

Total securities	74,939	4,893	6.53	67,281	4,289	6.37	69,081	4,547	6.58
Loans, net	601,685	60,977	10.13	555,517	55,196	9.94	507,447	45,118	8.89
Interest-bearing deposits in other banks	8,238	432	5.25	9,271	454	4.90	17,168	523	3.05
Fed funds sold	241	11	4.67	—	—	—	—	—	—

Total earning assets	685,103	66,313	9.68	632,069	59,939	9.48	593,696	50,188	8.45
Allowance for loan losses	(14,926)			(13,617)			(12,213)
Total non-earning assets	78,217			75,863			65,107

Total assets	$748,394			$694,315			$646,590

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$82,109	912	1.11%	$87,074	946	1.09%	$81,885	732	0.89%
Money market deposit accounts	51,624	1,534	2.97	44,820	987	2.20	49,909	708	1.42
Savings accounts	45,452	301	0.66	49,644	353	0.71	54,656	388	0.71
Certificates of deposit, $100 thousand or more	99,653	4,714	4.73	79,873	3,176	3.98	63,432	1,717	2.71
Other certificates of deposit	169,431	7,469	4.41	152,879	5,690	3.72	136,779	3,735	2.73

Total time and savings deposits	448,269	14,930	3.33	414,290	11,152	2.69	386,661	7,280	1.88

Borrowings	136,939	8,448	6.17	120,498	7,305	6.06	101,355	4,717	4.65

Total interest-bearing liabilities	585,208	23,378	3.99	534,788	18,457	3.45	488,016	11,997	2.46

Demand deposits	84,365			79,472			76,172
Other liabilities	13,751			16,106			15,808

Total liabilities	683,324			630,366			579,996
Shareholders’ equity	65,070			63,949			66,594

Total liabilities and shareholders’ equity	$748,394			$694,315			$646,590

Net interest income		$42,935			$41,482			$38,191

Interest rate spread			5.69%			6.03%			5.99%

Interest expense to average earning assets			3.41%			2.92%			2.02%

Net interest margin			6.27%			6.56%			6.43%

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

TABLE 2: Rate-Volume Recap

	2007 from 2006			2006 from 2005
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans	$1,119	$4,662	$5,781	$5,560	$4,518	$10,078
Securities:
Taxable	43	14	57	29	(69)	(40)
Tax-exempt	42	505	547	(207)	(11)	(218)
Interest-bearing deposits in other banks	39	(61)	(22)	235	(304)	(69)
Fed funds sold	—	11	11	—	—	—

Total interest income	1,243	5,131	6,374	5,617	4,134	9,751

Interest expense:
Time and savings deposits:
Interest-bearing deposits	22	(56)	(34)	165	49	214
Money market deposit accounts	381	165	546	357	(78)	279
Savings accounts	(23)	(29)	(52)	1	(36)	(35)
Certificates of deposit, $100M or more	667	871	1,538	940	519	1,459
Other certificates of deposit	1,121	658	1,779	1,476	479	1,955

Total time and savings deposits	2,168	1,609	3,777	2,939	933	3,872
Other borrowings	131	1,013	1,144	1,593	995	2,588

Total interest expense	2,299	2,622	4,921	4,532	1,928	6,460

Change in net interest income	$(1,056)	$2,509	$1,453	$1,085	$2,206	$3,291

2007 Compared to 2006

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2007 was $42.9 million, compared to $41.5 million for 2006. The net interest margin, on a taxable-equivalent basis, for the year ended December 31, 2007 was 6.27 percent, compared to 6.56 percent for 2006. The net interest margin of 6.56 percent for 2006 included $870,000 of nonaccrued and default interest attributable to the repayment of previously nonperforming loans of one commercial relationship. Excluding the effect of the commercial loan pay-off, the adjusted net interest margin was 6.43 percent for 2006. An increase of 33 basis points in the adjusted yield on interest-earning assets during 2007 was offset by an increase of 54 basis points in the rate on interest-bearing liabilities.

Average loans held for investment increased $55.8 million during 2007. The Retail Banking segment’s average loan portfolio increased $26.5 million compared to 2006. This increase was mainly attributable to commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $27.3 million during 2007. This increase was attributable to overall growth at existing locations and expansion into new markets. The Mortgage Banking segment’s average loan portfolio increased $2.0 million during 2007. This increase was attributable to short-term bridge loans, a new product introduced in 2007. Average loans held for sale at the Mortgage Banking segment decreased $9.6 million during 2007. The decrease in the average balances of loans held for sale occurred in response to loan demand, coupled with fluctuations in the timing of loan originations and sales within the periods. The overall yield on loans held for investment and loans held for sale increased as a result of a general increase in interest rates and an increase in higher-yielding Consumer Finance average loans relative to the overall loan portfolio.

Average securities available for sale increased $7.7 million during 2007 and their average yield increased 16 basis points. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal portfolio. Additions during 2007 focused on longer-term municipal securities. Yields for 2007 included the receipt of dividends from one preferred stock holding, for which dividend payments had been suspended throughout 2006.

Average interest-bearing deposits at other banks, primarily the FHLB, decreased $1.0 million during 2007. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand and an increase in the securities portfolio. The average yield on interest-earning deposits at other banks increased 35 basis points during 2007. The higher yields were due to increases in short-term interest rates through mid-2006.

Average interest-bearing deposits increased $34.0 million during 2007. However, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 64 basis points due to the increase in short-term interest rates through mid-2006, coupled with the repricing of maturing certificates of deposit at higher interest rates, a decrease in the proportion of transaction accounts relative to total interest-bearing deposits, and the general competitive environment for core deposit growth.

Average borrowings increased $16.4 million during 2007 primarily from increased use of the third-party line of credit by the Consumer Finance segment to fund loan growth and from increased use of short-term and long-term borrowings from the FHLB by the Retail Banking segment to fund subsidiaries. These borrowings are primarily indexed to short-term interest rates and reprice as short-term interest rates change. Accordingly, the average cost of borrowings increased 11 basis points for 2007 as the impact of rising short-term interest rates through mid-2006 more than offset the decline in rates in the fourth quarter of 2007. In addition, unpredictable fluctuations in LIBOR, which are believed to have been triggered in part by the funding crisis caused by the housing markets, temporarily increased the Consumer Finance segment’s variable-rate borrowings during the third quarter of 2007.

Interest rates will continue to be a significant factor influencing the performance of all of the Corporation’s business segments. We expect that net interest margin compression in the Retail Segment is likely to occur if interest rates continue to decline as variable rate loans reprice faster than core deposits. We also expect that declining economic conditions and the deteriorating housing and mortgage markets may result in lower overall loan growth and increased yield pressure.

2006 Compared to 2005

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2006 was $41.5 million, compared to $38.2 million for 2005. The net interest margin of 6.56 percent for 2006 included $870,000 of nonaccrued and default interest attributable to the repayment of previously nonperforming loans of one commercial relationship. Excluding the effect of the commercial loan pay-off, the adjusted net interest margin was 6.43 percent for 2006, which was level with the net interest margin for 2005. An increase of 103 basis points in the yield on interest-earning assets during 2006 was offset by an increase of 99 basis points in the rate on interest-bearing liabilities.

Average loans held for investment increased $62.7 million during 2006. The Retail Banking segment’s average loan portfolio increased $46.2 million compared to 2005. This increase was mainly attributable to higher loan production in the Virginia Peninsula market and residential construction loan growth. The Consumer Finance segment’s average loan portfolio increased $16.5 million during 2006. This increase was attributable to overall growth at existing locations and the expansion into new markets in late 2006. Average loans held for sale at the Mortgage Banking segment decreased $14.6 million during 2006. Mortgage interest rate trends during 2006 resulted in a 10.8 percent decline in 2006 loan origination volume at the Mortgage Banking segment. The yield on loans held for investment and loans held for sale increased as a result of a general increase in interest rates since mid-2004.

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

Average borrowings increased $19.1 million during 2006 partially due to a new line of credit and the issuance of trust preferred capital securities in the third quarter of 2005 to fund the Corporation’s purchase of 427,186 shares of its common stock in mid-2005. The increase in average borrowings during 2006 was also attributable to loan growth at the Consumer Finance segment, which was funded in part by a line of credit. The increase in interest on borrowings was influenced to a greater extent by a higher cost of funds, which increased 141 basis points during 2006. The majority of the Corporation’s borrowings during 2006 were indexed to short-term interest rates and repriced as short-term interest rates changed.

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2007
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$15,854	$—	$(21)	$15,833
Service charges on deposit accounts	3,684	—	—	—	3,684
Other service charges and fees	1,364	2,572	84	—	4,020
Gains on calls of available for sale securities	21	—	—	—	21
Other income	342	218	506	1,254	2,320

Total noninterest income	$5,411	$18,644	$590	$1,233	$25,878

	Year Ended December 31, 2006
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$17,149	$—	$(51)	$17,098
Service charges on deposit accounts	3,471	—	—	—	3,471
Other service charges and fees	1,200	3,656	245	—	5,101
Gains on calls of available for sale securities	105	—	—	—	105
Other income	393	22	294	903	1,612

Total noninterest income	$5,169	$20,827	$539	$852	$27,387

	Year Ended December 31, 2005
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$18,193	$—	$1	$18,194
Service charges on deposit accounts	2,812	—	—	—	2,812
Other service charges and fees	1,054	3,509	232	—	4,795
Gains on calls of available for sale securities	105	—	—	—	105
Other income	371	210	185	912	1,678

Total noninterest income	$4,342	$21,912	$417	$913	$27,584

2007 Compared to 2006

Total noninterest income declined 5.5 percent to $25.9 million in 2007. The decrease in noninterest income at the Mortgage Banking segment was attributable to lower gains on loan sales and lower ancillary fees due to the ongoing effects of lower demand for home mortgage loans, tightening secondary market underwriting criteria and increased competition. The decline in noninterest income at the Mortgage Banking segment was offset in part by an increase in noninterest income at (1) the Retail Banking segment attributable to higher service charges and fees on deposit accounts resulting from deposit account growth and the expansion of our overdraft protection services and (2) the Consumer Finance segment attributable to activity-based fees and service charges. Increased revenue from brokerage services further offset the decline in the Mortgage Banking segment.

2006 Compared to 2005

Total noninterest income declined slightly to $27.4 million during 2006. The factors affecting the change in noninterest income during 2006 were essentially the same as those described above for 2007, albeit less pronounced. Namely, lower loan demand at the Mortgage Banking segment, which resulted in a decline in gains on loan sales, was offset in part by higher noninterest income at the Retail Banking and Consumer Finance segments. The expansion of our overdraft protection services began in mid-2006 at the Retail Banking segment and higher service charges and fees generated from loan processing and collections were recognized at the Consumer Finance segment.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2007
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$14,626	$11,095	$4,317	$749	$30,787
Occupancy expense	3,780	1,868	384	26	6,058
Other expenses	5,103	4,222	2,086	115	11,526

Total noninterest expense	$23,509	$17,185	$6,787	$890	$48,371

	Year Ended December 31, 2006
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$13,001	$12,137	$3,146	$723	$29,007
Occupancy expense	3,109	1,671	282	25	5,087
Other expenses	4,801	4,550	1,767	116	11,234

Total noninterest expense	$20,911	$18,358	$5,195	$864	$45,328

	Year Ended December 31, 2005
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$11,368	$13,457	$2,766	$686	$28,277
Occupancy expense	2,292	1,356	198	25	3,871
Other expenses	4,303	3,656	1,601	160	9,720

Total noninterest expense	$17,963	$18,469	$4,565	$871	$41,868

2007 Compared to 2006

Total noninterest expense increased 6.7 percent to $48.4 million in 2007. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Noninterest expense of the Retail Banking segment included operating expenses associated with our new Patterson Avenue and Chester retail banking branches in the Richmond, Virginia area, which opened in the first quarter of 2007, our Hampton and Yorktown retail banking branches on the Virginia Peninsula, which opened in 2006, and our new operations center, which opened in late 2005. Noninterest expenses of the Consumer Finance segment included costs associated with building depth in our sales force, entering new markets and increasing the administrative staff to support the increase in the loan portfolio. Total noninterest expense decreased at the Mortgage Banking segment because of lower production-based personnel expenses as a result of the decline in loan production.

2006 Compared to 2005

Total noninterest expense increased $3.5 million, or 8.3 percent, to $45.3 million during 2006. The factors affecting the change in noninterest expense during 2006 were essentially the same as those described above for 2007. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Total noninterest expense declined during 2006 for the Mortgage Banking segment because production-based costs decreased in tandem with lower origination volume. However, the decline was offset in part by higher overhead associated with opening new loan production offices in 2006 and 2005. Noninterest expenses of the Mortgage Banking segment in 2006 included $108,000 of expenses, in excess of the Corporation’s insurance coverage, associated with a $2.2 million embezzlement perpetrated by two former employees of C&F Mortgage.

INCOME TAXES

Applicable income taxes on 2007 earnings amounted to $3.3 million, resulting in an effective tax rate of 28.3 percent, compared with $5.4 million, or 30.9 percent, in 2006 and $5.2 million, or 30.5 percent, in 2005. The decline in the effective tax rate during 2007 resulted from higher tax-exempt income on securities and loans as a percentage of pretax income.

ASSET QUALITY

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance, beginning of period	$14,216	$13,064	$11,144	$8,657	$6,722
Provision for loan losses:
Retail Banking and Mortgage Banking	400	(250)	400	200	525
Consumer Finance	6,730	4,875	5,120	3,826	2,642

Total provision for loan losses	7,130	4,625	5,520	4,026	3,167
Loans charged off:
Real estate—residential	34	32	—	—	—
Commercial, financial and agricultural	2	97	20	7	15
Consumer	187	229	227	96	86
Consumer Finance	7,077	4,735	4,738	2,592	1,844

Total loans charged off	7,300	5,093	4,985	2,695	1,945
Recoveries of loans previously charged off:
Real estate—residential	1	1	—	—	—
Commercial, financial and agricultural	125	69	49	68	34
Consumer	114	146	57	39	33
Consumer Finance	1,677	1,404	1,279	1,049	646

Total recoveries	1,917	1,620	1,385	1,156	713

Net loans charged off	5,383	3,473	3,600	1,539	1,232

Allowance, end of period	$15,963	$14,216	$13,064	$11,144	$8,657

Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	—	.03%	.03%	—	.01%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	3.65%	2.76%	3.33%	1.78%	1.60%

During 2007, there was a $417,000 increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments compared to December 31, 2006. This increase was attributable to loan growth at C&F Bank and an increase in nonaccrual loans at C&F Mortgage. The Mortgage Banking segment has a $4.5 million portfolio of loans held for investment. Three loans totaling $732,000 in this portfolio were on nonaccrual status at December 31, 2007. There were no nonaccrual loans at the Mortgage Banking segment at December 31, 2006. Therefore, the Mortgage Banking segment provided for a $120,000 loan loss allowance in 2007. We believe that the current level of the allowance for loan losses at the combined Retail and Mortgage Banking segments is appropriate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment, consisting solely of C&F Finance, accounted for the majority of the activity in the allowance for loan losses during 2007. C&F Finance’s allowance for loan losses increased to $11.2 million at December 31, 2007 from $9.9 million at December 31, 2006, and its provision for loan losses increased $1.9 million. The increase in the provision for loan losses was primarily attributable to higher net charge-offs in 2007 resulting from an increase in the number of vehicles repossessed in 2007, coupled with an increasing average balance per loan originated over the last several years. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is appropriate to absorb any losses on existing loans that may become uncollectible.

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

•

Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a Bank loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

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

Loan Loss Allowance Methodology – Consumer Finance. The Consumer Finance segment’s loans consist of non-prime automobile loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers who may be unable to meet the credit standards imposed by most traditional automobile financing sources and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between delinquency and repossession. Therefore, the loan loss allowance review process generally focuses on the rates of delinquencies, defaults, repossessions and losses. Allowance factors also include an analysis of charge-off history and our judgment based on the overall analysis of the lending environment.

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	2007	2006	2005	2004	2003
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$684	$502	$402	$337	$615
Real estate—construction	267	136	202	129	112
Commercial, financial and agricultural[1]	3,384	3,031	3,776	3,736	3,175
Equity lines	143	134	124	92	98
Consumer	265	326	214	166	256
Consumer finance	11,220	9,890	8,346	6,684	4,401
Unallocated	—	197	—	—	—

Balance, December 31	$15,963	$14,216	$13,064	$11,144	$8,657

Ratio of loans to total year-end loans:
Real estate—residential mortgage	20%	22%	20%	21%	22%
Real estate—construction	5	2	4	3	3
Commercial, financial and agricultural[1]	43	44	45	46	46
Equity lines	4	5	5	5	4
Consumer	1	2	2	2	3
Consumer finance	27	25	24	23	22

	100%	100%	100%	100%	100%

[1]	Includes loans secured by real estate

Nonperforming Assets

Table 7 summarizes nonperforming assets at December 31, of each of the past five years.

TABLE 7: Nonperforming Assets

Retail and Mortgage Banking

(Dollars in thousands)	2007	2006	2005	2004	2003
Nonaccrual loans	$1,227	$955	$4,083	$4,336	$1,993
Real estate owned	—	—	—	—	8

Total nonperforming assets	$1,227	$955	$4,083	$4,336	$2,001

Accruing loans past due for 90 days or more	$578	$1,629	$3,826	$1,580	$1,092
Allowance for loan losses	$4,743	$4,326	$4,718	$4,460	$4,256
Nonperforming assets to total loans* and real estate owned	0.28%	0.24%	1.11%	1.39%	0.72%
Allowance for loan losses to total loans* and real estate owned	1.07	1.08	1.29	1.43	1.52
Allowance for loan losses to nonperforming assets	386.55	452.98	115.56	102.88	212.69

*	Total loans above does not include consumer finance loans at C&F Finance, which are shown directly below.

Consumer Finance

(Dollars in thousands)	2007	2006	2005	2004	2003
Nonaccrual loans	$1,388	$880	$1,819	$1,330	$1,149

Accruing loans past due for 90 days or more	$—	$8	$26	$481	$233
Allowance for loan losses	$11,220	$9,890	$8,346	$6,684	$4,401
Nonaccrual consumer finance loans to total consumer finance loans	0.87%	0.66%	1.64%	1.42%	1.44%
Allowance for loan losses to total consumer finance loans	7.00%	7.44%	7.51%	7.15%	5.52%

Nonperforming assets of the combined Retail and Mortgage Banking segments at December 31, 2007 included $732,000 of nonaccrual loans at the Mortgage Banking segment, which accounted for the increase in nonperforming assets. However, the ratio of nonperforming assets to total loans remains below one percent and we believe that the ratio of the allowance for loan losses to total loans and the coverage ratio are indicative of an appropriate reserve level at December 31, 2007.

Although increasing, nonaccrual loans of the Consumer Finance segment as a percentage of total consumer finance loans remains less than one percent at December 31, 2007. While the ratio of the allowance for loan losses to total loans declined 44 basis points since December 31, 2006, the overall allowance for loan losses increased to $11.2 million at December 31, 2007 from $9.9 million at December 31, 2006. A decline in the loan loss allowance ratio can occur during periods of significant loan growth, such as 2007, because the purchase of a contract does not necessarily simultaneously give rise to an allowance. We use historical charge-off experience factors, such as delinquency status when each charge-off occurs, to determine the amount of losses inherent in the portfolio at the reporting date. These assumptions are revised periodically and may be affected by actual performance of the loans or other factors. Based on our experience since acquiring C&F Finance, we believe the level of the allowance for loan losses is appropriate to cover probable losses currently inherent in our consumer finance portfolio. However, because the allowance for loan losses is based on estimates, there can be no assurance that actual charge-off amounts will not vary from such estimates.

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

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase at the Consumer Finance segment. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because C&F Finance focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria and collection methods employed by C&F Finance, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. However, we believe that the current allowance for loan losses is appropriate to absorb any losses on existing Consumer Finance segment loans that may become uncollectible.

We generally place loans at the Retail Banking, Mortgage Banking and Consumer Finance segments on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if we determine we have adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. We would have recorded additional gross interest income of $56,000 for 2007, $70,000 for 2006 and $270,000 for 2005 if nonaccrual loans had been current throughout these periods. Interest received on nonaccrual loans was $219,000 in 2007, $41,000 in 2006 (adjusted to exclude $870,000 of nonaccrued and default interest collected on the commercial loan pay-off) and $193,000 in 2005.

At the Consumer Finance segment, automobiles securing the loans are generally repossessed after a loan becomes more than 60 days delinquent. Repossessions are handled by independent repossession firms engaged by C&F Finance and must be approved by a collections representative. After the prescribed waiting period, the repossessed automobile is sold in a third-party auction. We credit the proceeds from the sale of the automobile, and any other recoveries, against the balance of the loan. Proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the loan, and the resulting deficiency is charged off. The charge-off represents the difference between the actual net sale proceeds minus collections and repossession expenses and the principal balance of the delinquent loan. C&F Finance pursues collection of deficiencies when it deems such action to be appropriate.

We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collectibility of all amounts due. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. The balance of impaired loans was $291,000 and $781,000 at December 31, 2007 and 2006, respectively, for which no specific valuation allowance was deemed necessary. The average balance of impaired loans was $557,000 for 2007, $2.24 million for 2006 and $4.2 million for 2005.

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

At December 31, 2007, the Corporation had total assets of $785.6 million compared to $734.5 million at December 31, 2006. The increase was principally a result of an increase in loans held for investment at the Retail Banking and Consumer Finance segments and an increase in investment securities at the Retail Banking segment, which were offset in part by a decline in interest-bearing deposits in other banks used to partially fund loan growth and a decline in loans held for sale. Asset growth was primarily funded with increased borrowings.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with loans sold to third-party investors. At December 31, 2007, the Corporation’s loans held for investment in all categories totaled $601.8 million and loans held for sale totaled $34.1 million.

Tables 8 and 9 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 8: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Real estate—residential mortgage	$122,705	$115,557	$96,423	$85,080	$77,878
Real estate—construction	26,719	13,650	20,222	13,315	9,591
Commercial, financial, and agricultural[1]	257,951	236,157	216,081	185,646	167,207
Equity lines	25,282	24,880	24,662	18,490	13,044
Consumer	8,991	8,951	9,574	9,620	11,405
Consumer finance	160,196	132,864	111,141	93,464	79,702

Total loans	601,844	532,059	478,103	405,615	358,827
Less allowance for loan losses	(15,963)	(14,216)	(13,064)	(11,144)	(8,657)

Total loans, net	$585,881	$517,843	$465,039	$394,471	$350,170

1	Includes loans secured by real estate

TABLE 9: Maturity/Repricing Schedule of Loans

	December 31, 2007
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$160,124	$12,388
1 to 5 years	—	—
After 5 years	—	—
Fixed Rate:
Within 1 year	$15,539	$14,331
1 to 5 years	52,615	—
After 5 years	29,673	—

The increase in loans held for investment occurred predominantly in (1) the variable-rate categories of real estate and commercial loans and (2) the fixed-rate category of consumer loans at C&F Finance. Typically, growth in the variable-rate categories will negatively affect net interest margin in a declining rate environment. Fixed-rate consumer loans at C&F Finance are predominantly funded by variable rate borrowings; therefore, net interest margin will be favorably impacted in a declining interest rate environment.

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

Residential Mortgage Lending – Held for Investment

The Retail Banking segment originates residential mortgage loans secured by properties located in its primary market area in southeastern and central Virginia. The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10 and 15 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 20, 25 and 30 years but subject to call after five years at the option of the Bank.

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

Consumer Lot Lending

Consumer lot loans are loans made to individuals for the purpose of acquiring an unimproved building site for the construction of a residence that generally will be occupied by the borrower. Consumer lot loans are made only to individual borrowers, and each borrower generally must certify to the Bank his intention to build and occupy a single-family residence on the lot generally within three or five years of the date of origination of the loan. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is fixed or variable at a rate that is slightly higher than prevailing rates for one-to-four family residential mortgage loans. We do not believe consumer lot loans bear as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community. The Bank also purchases lot loans originated by C&F Mortgage. These loans must satisfy the Bank’s underwriting criteria, including loan-to-value and credit score guidelines.

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

Home Equity and Second Mortgage Lending

The Bank offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at a spread to the prime lending rate. Second mortgage loans are offered with fixed and adjustable rates. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans. Second mortgage loans are granted for a fixed period of time, usually between five and 20 years, and home equity lines of credit are made on an open-end, revolving basis. Home equity loans, second mortgage loans and other consumer loans secured by a personal residence generally do not present as much risk to the Bank as other types of consumer loans. The Bank also purchases home equity lines of credit and second mortgage loans originated by C&F Mortgage. These loans must satisfy the Bank’s underwriting criteria, including loan-to-value and credit score guidelines.

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

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$7,467	9%	$6,222	9%
Mortgage-backed securities	1,771	2	2,208	3
Obligations of states and political subdivisions	68,150	84	55,027	82

Total debt securities	77,388	95	63,457	94
Preferred stock	3,867	5	4,127	6

Total available for sale securities	$81,225	100%	$67,584	100%

The increase in securities available for sale occurred predominantly in the municipal portfolio. Additions since December 31, 2006 focused on longer-term municipal securities.

Table 10 presents additional information pertaining to the composition of the securities portfolio by contractual maturity.

TABLE 10: Maturity of Securities

	Year Ended December 31,
	2007		2006		2005
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$250	3.50%	$498	2.97%	$—	—%
Maturing after 1 year, but within 5 years	1,998	4.19	2,747	4.46	2,740	4.25
Maturing after 5 years, but within 10 years	2,973	5.61	2,443	5.55	3,495	5.01
Maturing after 10 years	2,225	6.16	625	6.82	—	—

Total U.S. government agencies and corporations	7,446	5.32	6,313	5.00	6,235	4.68

Mortgage backed securities:
Maturing within 1 year	154	5.34	38	3.39	348	5.91
Maturing after 1 year, but within 5 years	1,622	4.64	2,198	4.77	2,240	4.70

Total mortgage backed securities	1,776	4.64	2,236	4.75	2,588	4.86

States and municipals:[1]
Maturing within 1 year	4,005	5.32	1,213	4.38	1,103	4.85
Maturing after 1 year, but within 5 years	18,595	6.24	16,254	6.06	11,192	6.03
Maturing after 5 years, but within 10 years	28,167	6.47	24,017	6.75	22,592	6.92
Maturing after 10 years	16,442	6.21	12,437	6.41	16,242	6.64

Total states and municipals	67,209	6.27	53,921	6.41	51,129	6.60

Total securities:[2]
Maturing within 1 year	4,409	5.21	1,749	3.95	1,451	5.10
Maturing after 1 year, but within 5 years	22,215	5.93	21,199	5.71	16,172	5.53
Maturing after 5 years, but within 10 years	31,140	6.39	26,460	6.64	26,087	6.67
Maturing after 10 years	18,667	6.21	13,062	6.42	16,242	6.64

Total securities	$76,431	6.14%	$62,470	6.21%	$59,952	6.33%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]

Total securities excludes preferred stock at amortized cost of $4.0 million at December 31, 2007; $3.9 million at December 31, 2006; and $4.1 million at December 31, 2005. (estimated fair value of $3.9 million at December 31, 2007; $4.1 million at December 31, 2006; and $4.1 million at December 31, 2005).

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $527.6 million at December 31, 2007, compared to $532.8 million at December 31, 2006. This decrease was primarily attributable to (1) the decrease in noninterest-bearing demand deposits, which totaled $80.0 million at December 31, 2007, compared to $90.3 million at December 31, 2006 and (2) the decrease in savings and interest-bearing demand deposits, which totaled $184.6 million at December 31, 2007, compared to $188.5 million at December 31, 2006, which were offset in part by the increase in time deposits to $262.9 million at December 31, 2007 from $254.1 million at December 31, 2006. The decrease in savings and interest-bearing demand deposits resulted primarily from a decrease in municipal deposit accounts, which was partially offset by strong money market deposit growth in the four new branches opened in 2006 and 2007. The increase in time deposits resulted from the effect of our competitive rate-setting strategies and the issuance of $3.0 million of brokered certificates of deposit. Total deposits at December 31, 2006 increased $37.4 million, or 7.5 percent, over December 31, 2005. Deposit growth in 2006 occurred in all of the Bank’s market regions in 2006.

Table 11 presents the average deposit balances and average rates paid for the years 2007, 2006 and 2005.

TABLE 11: Average Deposits and Rates Paid

	Year Ended December 31,
	2007		2006		2005
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$84,365		$79,472		$76,172

Interest-bearing transaction accounts	82,109	1.11%	87,074	1.09%	81,885	0.89%
Money market deposit accounts	51,624	2.97	44,820	2.20	49,909	1.42
Savings accounts	45,452	0.66	49,644	0.71	54,656	0.70
Certificates of deposit, $100M or more	99,653	4.73	79,873	3.98	63,432	2.71
Other certificates of deposit	169,431	4.41	152,879	3.72	136,779	2.74

Total interest-bearing deposits	448,269	3.33%	414,290	2.69%	386,661	1.88%

Total deposits	$532,634		$493,762		$462,833

Table 12 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2007.

TABLE 12: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2007
3 months or less	$13,566
3-6 months	16,140
6-12 months	51,264
Over 12 months	16,036

Total	$97,006

BORROWINGS

In addition to deposits, the Corporation utilizes short-term borrowings from the FHLB to fund its day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, an overnight fed funds line with a regional correspondent bank, as well as a short-term line of credit with a third-party lender for general corporate purposes. Long-term borrowings consist of advances from the FHLB and advances under a non-recourse revolving bank line of credit. All FHLB advances are secured by a blanket floating lien on all qualifying real estate loans. The bank line of credit is non-recourse and is secured by loans at C&F Finance.

In December, 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust II is $10.3 million of the Corporation’s trust preferred capital notes. In July 2005, C&F Financial Statutory Trust I (Trust I), a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust I is $10.3 million of the Corporation’s trust preferred capital notes. For further information concerning the Corporation’s borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 7: Borrowings.”

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $98.0 million at December 31, 2007 and $93.3 million at December 31, 2006.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $7.1 million at December 31, 2007 and $8.8 million at December 31, 2006.

At December 31, 2007, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $22.8 million and loans held for sale of $34.1 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $56.9 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. We include recourse considerations in our calculation of the Corporation’s capital adequacy. Payments made under these recourse provisions were $84,000 in 2007, $62,000 in 2006 and $29,000 in 2005. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

LIQUIDITY

The objective of the Corporation’s liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the components of a solid foundation for the Corporation’s liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, loan payments and payoffs, deposit growth, sales of securities, the issuance of brokered certificates of deposit and the capacity to borrow additional funds.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $58.5 million at December 31, 2007. The Corporation’s funding sources consist of (1) an established federal funds line with a regional correspondent bank that had no outstanding balance under a total line of $14.0 million as of December 31, 2007, (2) an established line with the FHLB that had $66.9 million outstanding under a total line of $124.6 million as of December 31, 2007, (3) a revolving line of credit with a third-party bank that had $86.0 million outstanding under a total line of $100.0 million as of December 31, 2007 and (4) a revolving line of credit with a third-party bank that had no outstanding balance under a total line of $7.0 million as of December 31, 2007. We have no reason to believe these arrangements will not be renewed at maturity.

Certificates of deposit of $100,000 or more maturing in less than a year totaled $81.0 million at December 31, 2007; certificates of deposit of $100,000 or more maturing in more than one year totaled $16.0 million. The following table presents the Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2007:

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank lines of credit	$85,959	$—	$85,959	$—	$—
FHLB advances[1]	66,900	19,400	—	17,500	30,000
Trust preferred capital notes	20,620	—	—	—	20,620
Securities sold under agreements to repurchase	2,568	2,568	—	—	—
Operating leases	2,883	1,043	1,182	658	—

Total	$178,930	$23,011	$87,141	$18,158	$50,620

[1]

FHLB advances include convertible advances of $17.5 million maturing in 2012, $12.5 million maturing in 2014 and $17.5 million maturing in 2017. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances prior to their respective conversion dates, if the FHLB does not convert the advance on the conversion date, or, after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 7: Borrowings.”

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

During 2007, the Corporation purchased 54,800 shares of its common stock in negotiated and open-market transactions at prices ranging between $32.50 and $43.20 in accordance with a board-approved stock purchase program that will expire in July 2008. Purchases of 149,720 shares at prices between $37.25 and $45.07 per share were made in accordance with a board-approved stock purchase program, which was terminated in July 2007. The board of directors authorized these stock purchases because the Corporation’s capital level exceeded its ongoing operational needs and regulatory requirements. While we will continue to look for opportunities to invest capital in profitable growth, share purchases are another tool that facilitates improving shareholder return, as measured by ROE and earnings per share.

The Corporation’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier 1 capital to risk-weighted asset ratio was 11.2 percent at December 31, 2007, compared with 11.3 percent at December 31, 2006. The total capital to risk-weighted asset ratio was 12.8 percent at December 31, 2007, compared with 12.6 percent at December 31, 2006. The Tier 1 leverage ratio was 9.4 percent at December 31, 2007, compared with 9.6 percent at December 31, 2006. These ratios are in excess of the mandated minimum requirements. A portion of the trust preferred securities issued in December 2007 and July 2005 are treated as Tier 1 capital for regulatory capital adequacy determination purposes.

Shareholders’ equity was $65.2 million at year-end 2007 compared with $68.0 million at year-end 2006. The dividend payout ratio was 44.5 percent in 2007, 30.2 percent in 2006 and 28.3 percent in 2005. During 2007, the Corporation declared dividends of $1.24 per share, up 6.9 percent from $1.16 per share per share in 2006.

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

Reconciliation of Certain Non-GAAP Financial Measures

		For the Year Ended December 31,
(Dollars in thousands, except for per share data)	*	2007	2006
Net Income and Earnings Per Share
Net income (GAAP)	A	$8,480	$12,129
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		—	(565)
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		—	(163)

Net income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B	$8,480	$11,401

Weighted average shares – assuming dilution (GAAP)	C	3,161	3,273
Weighted average shares – basic (GAAP)	D	3,039	3,152
Earnings per share – assuming dilution GAAP	A/C	$2.68	$3.71
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/C	$2.68	$3.48
Earnings per share – basic GAAP	A/D	$2.79	$3.85
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/D	$2.79	$3.62

Reconciliation of Certain Non-GAAP Financial Measures (Continued)

		For the Year Ended December 31,
(Dollars in thousands, except for per share data)	*	2007	2006
Return on Average Assets
Average assets (GAAP)	E	$748,394	$694,315
Return on average assets GAAP	A/E	1.13%	1.75%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/E	1.13%	1.64%

Return on Average Equity
Average equity (GAAP)	F	$65,070	$63,949
Return on average equity GAAP	A/F	13.03%	18.97%
Excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/F	13.03%	17.83%

Retail Banking Segment Net Income
Pretax income (GAAP)		$4,335	$8,731
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		—	(870)
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		—	(250)

Pretax income, excluding nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction		$4,335	$7,611

Net Interest Income and Net Interest Margin
Net interest income (GAAP)		$41,447	$40,125
Taxable-equivalent adjustment		1,488	1,357

Taxable-equivalent net interest income (GAAP)	G	42,935	41,482
Nonaccrual and default interest attributable to loan transaction (GAAP)		—	(870)

Taxable-equivalent net interest income, excluding nonaccrual and default interest attributable to loan transaction	H	$42,935	$40,612

Average interest-earning assets (GAAP)	I	$685,103	$632,069
Net interest margin (GAAP)	G/I	6.27%	6.56%
Net interest margin, excluding nonaccrual and default
Interest attributable to loan transaction	H/I	6.27%	6.43%

*	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Certain Non-GAAP Financial Measures are calculated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation did not have any outstanding hedging transactions, such as interest rate swaps, floors or caps, at December 31, 2007.

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

The Corporation assumes interest rate risk as a result of its normal operations. The fair values of most of the Corporation’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2007, indicate that the Corporation would expect net interest income to decrease over the next twelve months 1.48 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to decrease 1.22 percent if rates shifted upward in the same manner.

1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net Interest Income for the Year Ended December 31, 2007
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(668)	(1.48)%
+200 BP shock	$(552)	(1.22)%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2007 indicate that the EVE would decrease 7.06 percent assuming an immediate downward shift in market interest rates of 200 BP and would decrease 7.07 percent if rates shifted upward in the same manner.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(6,102)	(7.06)%
+200 BP shock	$(6,106)	(7.07)%

In the analyses above, net interest income and the EVE decline in both an immediate downward and upward shift in interest rates. In a rising rate environment, the Corporation’s assets would take longer to reprice than what the Corporation pays on its borrowings and deposits primarily due to the longer maturity or repricing dates of its investment and loan portfolios. However, in a falling rate environment the analyses assume that adjustable-rate assets will continue to reprice downward and fixed-rate assets with prepayment or callable options will reprice at lower rates while certain deposits can not reprice any lower.

At C&F Mortgage, we enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 days to 90 days. The Corporation protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, the Corporation is obligated to sell the loan to the purchaser only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

	December 31,
	2007	2006
Assets
Cash and due from banks	$11,115	$11,496
Interest-bearing deposits in other banks	319	17,010
Federal funds sold	829	—

Total cash and cash equivalents	12,263	28,506
Securities—available for sale at fair value, amortized cost of $80,425 and $66,407, respectively	81,255	67,584
Loans held for sale, net	34,083	53,504
Loans, net of allowance for loan losses of $15,963 and $14,216, respectively	585,881	517,843
Federal Home Loan Bank stock	4,387	2,093
Corporate premises and equipment, net	32,854	33,189
Accrued interest receivable	5,069	4,432
Goodwill	10,724	10,724
Other assets	19,080	16,593

Total assets	$785,596	$734,468

Liabilities
Deposits
Noninterest-bearing demand deposits	$80,002	$90,260
Savings and interest-bearing demand deposits	184,620	188,450
Time deposits	262,949	254,125

Total deposits	527,571	532,835
Short-term borrowings	21,968	12,462
Long-term borrowings	133,459	92,284
Trust preferred capital notes	20,620	10,310
Accrued interest payable	2,115	1,915
Other liabilities	14,639	16,656

Total liabilities	720,372	666,462

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,019,591 and 3,182,411 shares issued and outstanding, respectively)	2,979	3,159
Additional paid-in capital	—	324
Retained earnings	62,048	64,402
Accumulated other comprehensive income, net	197	121

Total shareholders’ equity	65,224	68,006

Total liabilities and shareholders’ equity	$785,596	$734,468

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Interest income
Interest and fees on loans	$60,938	$55,112	$45,035
Interest on money market investments	443	454	523
Interest and dividends on securities
U.S. government agencies and corporations	296	255	281
Tax-exempt obligations of states and political subdivisions	2,608	2,335	2,379
Corporate bonds and other	540	426	552

Total interest income	64,825	58,582	48,770

Interest expense
Savings and interest-bearing deposits	2,747	2,287	1,828
Certificates of deposit, $100M or more	4,714	3,176	1,717
Other time deposits	7,469	5,690	3,735
Borrowings	7,724	6,640	4,447
Trust preferred capital notes	724	664	270

Total interest expense	23,378	18,457	11,997

Net interest income	41,447	40,125	36,773
Provision for loan losses	7,130	4,625	5,520

Net interest income after provision for loan losses	34,317	35,500	31,253

Noninterest income
Gains on sales of loans	15,833	17,098	18,194
Service charges on deposit accounts	3,684	3,471	2,812
Other service charges and fees	4,020	5,101	4,795
Gain on calls of available for sale securities	21	105	105
Other income	2,320	1,612	1,678

Total noninterest income	25,878	27,387	27,584

Noninterest expenses
Salaries and employee benefits	30,787	29,007	28,277
Occupancy expenses	6,058	5,087	3,871
Other expenses	11,526	11,234	9,720

Total noninterest expenses	48,371	45,328	41,868

Income before income taxes	11,824	17,559	16,969
Income tax expense	3,344	5,430	5,181

Net income	$8,480	$12,129	$11,788

Earnings per common share—basic	$2.79	$3.85	$3.49

Earnings per common share—assuming dilution	$2.68	$3.71	$3.36

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2004	$3,539	$80		$64,323	$1,957	$69,899
Purchase of common stock	(427)	(371)		(16,842)		(17,640)
Stock options exercised	29	474				503
Comprehensive income
Net income			$11,788	11,788		11,788
Other comprehensive income, net of tax
Unrealized holding losses on securities, net of reclassification adjustment			(1,125)		(1,125)	(1,125)

Comprehensive income			$10,663

Cash dividends ($1.00 per share)				(3,339)		(3,339)

Balance December 31, 2005	3,141	183		55,930	832	60,086
Purchase of common stock	(14)	(504)				(518)
Stock options exercised	32	548				580
Share-based compensation		97				97
Comprehensive income
Net income			$12,129	12,129		12,129
Other comprehensive income, net of tax
Unrealized holding losses on securities, net of reclassification adjustment			(67)		(67)	(67)

Comprehensive income			$12,062

Adjustment to initially apply SFAS 158, net of tax					(644)	(644)
Cash dividends ($1.16 per share)				(3,657)		(3,657)

Balance December 31, 2006	3,159	324		64,402	121	68,006
Purchase of common stock	(204)	(1,166)		(7,065)		(8,435)
Stock options exercised	24	543				567
Share-based compensation		299				299
Comprehensive income
Net income			$8,480	8,480		8,480
Other comprehensive income, net of tax
Changes in defined benefit plan assets and benefit obligations, net of tax			301		301	301
Unrealized holding losses on securities, net of reclassification adjustment			(225)		(225)	(225)

Comprehensive income			$8,556

Cash dividends ($1.24 per share)				(3,769)		(3,769)

Balance December 31, 2007	$2,979	$—		$62,048	$197	$65,224

Disclosure of reclassification amount for the year ended December 31:

	2007	2006	2005
Unrealized net holding (losses) gains arising during period	$(211)	$1	$(1,057)
Less: reclassification adjustment for gains included in net income	14	68	68

Net unrealized losses on securities	$(225)	$(67)	$(1,125)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$8,480	$12,129	$11,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,563	2,007	1,549
Deferred income taxes	(1,112)	(970)	(1,115)
Provision for loan losses	7,130	4,625	5,520
Share-based compensation	299	97	—
Accretion of discounts and amortization of premiums on securities, net	50	35	12
Net realized gain on securities	(21)	(105)	(105)
Origination of loans held for sale	(828,379)	(944,300)	(1,058,804)
Sale of loans	847,800	930,473	1,067,693
Change in other assets and liabilities:
Accrued interest receivable	(637)	(768)	(623)
Other assets	(1,106)	(2,580)	2,393
Accrued interest payable	200	609	692
Other liabilities	(1,554)	3,843	(377)

Net cash provided by operating activities	33,713	5,095	28,623

Investing activities:
Proceeds from maturities and calls of securities available for sale	6,189	7,671	11,990
Purchase of securities available for sale	(20,235)	(9,987)	(6,142)
Net (purchases) redemptions of FHLB stock	(2,294)	(217)	154
Investment in statutory trust	(310)	—	(310)
Net increase in customer loans	(75,168)	(57,429)	(76,088)
Purchase of corporate premises and equipment	(2,251)	(6,120)	(12,461)
Disposal of corporate premises and equipment	23	71	69

Net cash used in investing activities	(94,046)	(66,011)	(82,788)

Financing activities:
Net (decrease) increase in demand, interest-bearing demand and savings deposits	(14,088)	4,565	9,516
Net increase in time deposits	8,824	32,832	38,788
Net increase in borrowings	50,681	12,742	13,719
Issuance of trust preferred capital notes	10,310	—	10,310
Purchase of common stock	(8,435)	(518)	(17,640)
Proceeds from exercise of stock options	567	580	503
Cash dividends	(3,769)	(3,657)	(3,339)

Net cash provided by financing activities	44,090	46,544	51,857

Net decrease in cash and cash equivalents	(16,243)	(14,372)	(2,308)
Cash and cash equivalents at beginning of year	28,506	42,878	45,186

Cash and cash equivalents at end of year	$12,263	$28,506	$42,878

Supplemental disclosure
Interest paid	$23,178	$17,848	$11,305
Income taxes paid	4,087	5,935	6,653
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) on securities available for sale	$(347)	$(103)	$(1,731)
Pension adjustment	463	(990)	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation and its wholly owned subsidiary, Citizens and Farmers Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I and C&F Financial Statutory Trust II, which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation. The accounting and reporting policies of C&F Financial Corporation and subsidiary (the Corporation) conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

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

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Title Agency, Inc., C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC, Certified Appraisals LLC, Foundation Home Mortgage and C&F Reinsurance LTD, provides ancillary mortgage loan production services, such as loan settlements, title searches and residential appraisals. C&F Finance, acquired on September 1, 2002, is a regional finance company providing automobile loans principally in Virginia, Tennessee, Maryland, North Carolina, Ohio, Kentucky and West Virginia. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Business segment data is presented in Note 16.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes and goodwill impairment.

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

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days.

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

Loans: The Corporation makes mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for loan losses. Interest on loans is credited to operations based on the principal amount outstanding. Unearned discounts on certain installment loans are recognized as income over the terms of the loans by a method that approximates the effective interest method. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method. The Corporation is amortizing these amounts over the contractual life of the related loans.

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Goodwill: The Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. The Corporation’s goodwill was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002. The annual test for impairment was completed during the fourth quarter of 2007 and it was determined there was no impairment to be recognized in 2007.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Retirement Plan: The compensation cost of an employee’s pension benefit under the Bank’s defined benefit pension plan is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Corporation was required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The Bank has a non-contributory, defined benefit pension plan, which is subject to the provisions of SFAS 158. In connection with the implementation of SFAS 158 in 2006, the Corporation recognized a $644,000 loss as a component of accumulated other comprehensive income. A valuation of the Bank’s plan was performed as of October 1, 2007 and it was determined that the plan was underfunded. As a result, the Corporation has recognized a pension liability of $269,000 at December 31, 2007 and has recognized a $301,000 gain as a component of other comprehensive income.

Share-Based Compensation: At December 31, 2007, the Corporation has three share-based compensation plans, which are described more fully in Note 12. Effective January 1, 2006, the Corporation adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires that the Corporation recognize expense related to the fair value of share-based compensation awards in net income.

Prior to January 1, 2006, the Corporation accounted for its share-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, share-based compensation expense was not recognized in net income because all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. However, notes to prior financial statements included pro forma disclosures of the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to share-based compensation. The following table presents the pro forma disclosures for the year ended December 31, 2005.

Year Ended
(Dollars in thousands, except per share amounts)	December 31, 2005
Net income, as reported	$11,788
Total stock-based compensation expense determined under fair value based method for all awards	(2,305)

Pro forma net income	$9,483

Earnings per share:
Basic – as reported	$3.49
Basic – pro forma	$2.81
Diluted – as reported	$3.36
Diluted – pro forma	$2.70

The Corporation elected to follow the modified prospective transition method allowed by SFAS 123(R). Under the modified prospective transition method, compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. On December 20, 2005, the Corporation accelerated the vesting of all unvested stock options outstanding under the Corporation’s three share-based compensation plans. The board of directors accelerated the vesting of these options in order to eliminate the Corporation’s recognition of compensation expense associated with these options under the SFAS 123(R) modified prospective transition method. Because there were no unvested options outstanding at January 1, 2006, no share-based compensation expense has been recognized in 2007 and 2006 for options granted prior to January 1, 2006.

Compensation expense for grants of restricted shares is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense for the years ended December 31, 2007 and 2006 included $299,000 ($186,000 after tax) and $97,000 ($60,000 after tax), respectively, for options and restricted stock granted during 2007 and 2006. As of December 31, 2007, there was $1.30 million of unrecognized compensation expense related to unvested stock options and restricted stock that will be recognized over the remaining vesting periods. SFAS 123(R) requires the Corporation to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

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

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and changes in defined benefit plan assets and liabilities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Corporation’s Consolidated Statements of Shareholders’ Equity.

Shareholders’ Equity: During 2007, the Corporation purchased 54,800 shares of its common stock in negotiated and open-market transactions at prices ranging between $32.50 and $43.20 in accordance with a board-approved stock purchase program that will expire in July 2008. Purchases of 149,720 shares at prices between $37.25 and $45.07 per share were made in accordance with a board-approved stock purchase program, which was terminated in July 2007.

During 2006, the Corporation purchased 13,257 shares of its common stock in open-market transactions. Purchases of 135 shares at prices between $39.50 and $39.99 per share were made in accordance with a board-approved stock purchase program, which was terminated in July 2007. Purchases of 13,122 shares at prices between $37.75 and $40.00 per share were made in accordance with a board-approved stock purchase program, which expired in November 2006.

On July 27, 2005, the Corporation completed a tender offer and purchased 427,186 shares of its common stock at $41 per share. The total cost of the share purchase, including transaction costs, approximated $17.64 million. Refer to Note 7 for a discussion of the issuance of trust preferred capital securities and the Corporation’s related issuance of trust preferred capital notes to partially fund this purchase. In December 2005, the Corporation purchased 100 shares in an open-market transaction at $37.27 per share under the previously-mentioned stock purchase program, which expired in November 2006.

Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB approved a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation does not expect the implementation of SFAS 157 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation is currently evaluating the effect SFAS 159 may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 141(R) to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51. SFAS 160 will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Corporation does not expect the implementation of SFAS 160 to have a material effect on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Corporation does not expect the implementation of EITF 06-4 to have a material effect on its consolidated financial statements.

In November 2006, the EITF issued EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 concludes that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Corporation does not expect the implementation of EITF 06-10 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides. FSP No. FAS 158-1 provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Corporation does not expect the implementation of FSP No. FAS 158-1 to have a material effect on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation does not expect the implementation of SAB 109 to have a material effect on its consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, Use of a Simplified Method in Developing Expected Term of Share Options. SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Corporation does not expect the implementation of SAB 110 to have a material effect on its consolidated financial statements.

NOTE 2: Securities

Debt and equity securities are summarized as follows:

(Dollars in thousands)	December 31, 2007
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$7,446	$36	$(15)	$7,467
Mortgage-backed securities	1,776	11	(16)	1,771
Obligations of states and political subdivisions	67,209	1,032	(91)	68,150
Preferred stock	3,994	204	(331)	3,867

	$80,425	$1,283	$(453)	$81,255

(Dollars in thousands)	December 31, 2006
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$6,313	$3	$(94)	$6,222
Mortgage-backed securities	2,236	6	(34)	2,208
Obligations of states and political subdivisions	53,921	1,165	(59)	55,027
Preferred stock	3,937	219	(29)	4,127

	$66,407	$1,393	$(216)	$67,584

The amortized cost and estimated fair value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	December 31, 2007
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,408	$4,413
Due after one year through five years	22,215	22,497
Due after five years through ten years	31,140	31,636
Due after ten years	18,668	18,842
Preferred stock	3,994	3,867

	$80,425	$81,255

Proceeds from the maturities and calls of securities available for sale in 2007 were $6.19 million, resulting in gross realized gains of $21,000. Securities with an aggregate amortized cost of $34.37 million and an aggregate fair value of $35.00 million were pledged at December 31, 2007 to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements.

Proceeds from the maturities and calls of securities available for sale in 2006 were $7.67 million, resulting in gross realized gains of $105,000. Securities with an aggregate amortized cost of $40.47 million and an aggregate fair value of $41.27 million were pledged at December 31, 2006 to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements.

Securities in an unrealized loss position at December 31, 2007, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$—	$—	$1,235	$15	$1,235	$15
Mortgage-backed securities	—	—	790	16	790	16
Obligations of states and political subdivisions	11,323	67	2,334	24	13,657	91

Subtotal-debt securities	11,323	67	4,359	55	15,682	122

Preferred stock	988	218	482	113	1,470	331

Total temporarily impaired securities	$12,311	$285	$4,841	$168	$17,152	$453

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was attributable to fluctuations in interest rates. There are 44 debt securities totaling $15.68 million and five equity securities totaling $1.47 million considered temporarily impaired at December 31, 2007. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and no impairment has been recognized.

Securities in an unrealized loss position at December 31, 2006, by duration of the period of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$476	$2	$4,654	$92	$5,130	$94
Mortgage-backed securities	1,246	33	427	1	1,673	34
Obligations of states and political subdivisions	2,284	10	4,530	49	6,814	59

Subtotal-debt securities	4,006	45	9,611	142	13,617	187

Preferred stock	585	10	1,178	19	1,763	29

Total temporarily impaired securities	$4,591	$55	$10,789	$161	$15,380	$216

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2007	2006
Real estate—mortgage	$123,239	$115,885
Real estate—construction	26,719	13,650
Commercial, financial and agricultural	257,951	236,157
Equity lines	25,282	24,880
Consumer	8,991	8,951
Consumer finance	160,196	132,864

	602,378	532,387
Less unearned loan fees	(534)	(328)

	601,844	532,059
Less allowance for loan losses	(15,963)	(14,216)

	$585,881	$517,843

Consumer loans included $231,000 and $373,000 of demand deposit overdrafts at December 31, 2007 and 2006, respectively. Loans on nonaccrual status were $2.62 million and $1.84 million at December 31, 2007 and 2006, respectively. If interest income had been recognized on nonaccrual loans at their stated rates during fiscal years 2007, 2006 and 2005, interest income would have increased by approximately $56,000, $70,000 and $270,000, respectively. Accruing loans past due for 90 days or more were $578,000 and $1.64 million at December 31, 2007 and 2006, respectively. The balance of impaired loans was $291,000 and $781,000 at December 31, 2007 and 2006, respectively, for which no specific valuation allowance was deemed necessary. The average balances of impaired loans for 2007, 2006 and 2005 were $557,000, $2.24 million and $4.22 million, respectively.

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Balance at the beginning of year	$14,216	$13,064	$11,144
Provision charged to operations	7,130	4,625	5,520
Loans charged off	(7,300)	(5,093)	(4,985)
Recoveries of loans previously charged off	1,917	1,620	1,385

Balance at the end of year	$15,963	$14,216	$13,064

NOTE 5: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2007	2006
Land	$6,734	$6,776
Buildings	26,321	25,642
Equipment, furniture and fixtures	20,153	18,641

	53,208	51,059
Less accumulated depreciation	(20,354)	(17,870)

	$32,854	$33,189

NOTE 6: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2007	2006
Certificates of deposit, $100 or more	$97,006	$95,180
Other time deposits	165,943	158,945

	$262,949	$254,125

Remaining maturities on time deposits at December 31, 2007 are as follows (dollars in thousands):

2008	$211,022
2009	38,407
2010	9,284
2011	2,321
2012	1,636
Thereafter	279

$262,949

Time deposits at December 31, 2007 included $3.00 million of brokered deposits, which mature in 2008.

NOTE 7: Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Balances outstanding under repurchase agreements were $2.57 million on December 31, 2007 and $5.46 million on December 31, 2006. Short-term borrowings also include a $14.0 million federal funds line with a regional correspondent bank, which had no outstanding balance on December 31, 2007 and 2006. Short-term borrowings also include a variable-rate, unsecured line of credit with a third-party lender that matures in June 2008. There was no outstanding balance under this line of credit on December 31, 2007. The balance outstanding under this line of credit was $7.00 million on December 31, 2006. Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate loans. There was $19.40 million of short-term FHLB advances outstanding on December 31, 2007. There were no short-term advances from the FHLB outstanding on December 31, 2006.

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2007	2006
Balance outstanding at year end	$21,968	$12,462
Maximum balance at any month end during the year	$78,735	$42,165
Average balance for the year	$26,395	$25,236
Weighted average rate for the year	4.83%	4.80%
Weighted average rate on borrowings at year end	4.15%	4.56%
Estimated fair value at year end	$21,968	$12,462

Long-term borrowings at December 31, 2007 consist of advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance and advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate loans. The interest rate on the revolving bank line of credit, which matures in 2010, floats at the one-month LIBOR rate plus 175 basis points, and the outstanding balance as of December 31, 2007 was $85.96 million. C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, credit quality, adequacy of the allowance for loan losses and interest expense coverage. C&F Finance satisfied all such covenants during 2007. Long-term advances from the FHLB at December 31, 2007 consist of $47.50 million of convertible advances. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate. The table below presents selected information on these advances:

(Dollars in thousands)			Initial
Balance Outstanding at December 31, 2007	Interest Rate	Maturity Date	Conversion Option Date
$5,000	3.90%	8/30/12	2/29/08
$5,000	4.08	8/30/12	8/29/08
$7,500	4.15	10/19/12	10/19/09
$5,000	3.95	11/17/14	11/17/10
$7,500	3.69	11/28/14	11/29/10
$7,500	3.70	10/19/17	10/20/08
$5,000	4.06	10/25/17	10/25/11
$5,000	2.93	11/27/17	2/27/08

The contractual maturities of long-term borrowings, excluding conversion provisions, at December 31, 2007 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2008	$—	$—	$—
2009	—	—	—
2010	—	85,959	85,959
2011	—	—	—
2012	17,500	—	17,500
Thereafter	30,000	—	30,000

	$47,500	$85,959	$133,459

The Corporation’s unused lines of credit for future borrowings total approximately $92.71 million at December 31, 2007, which consists of $57.67 million available from the FHLB, $14.04 million on C&F Finance’s revolving bank line of credit, $14.00 million under a federal funds agreement with a third party financial institution and $7.00 million under a line of credit with a third-party lender.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the securities at a fixed rate of 7.73% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 3.15% as to the remaining $5.00 million, which rate was 8.21% at December 31, 2007. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 3.15% in December 2012. The principal asset of Trust II is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

In July 2005, C&F Financial Statutory Trust I (Trust I), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in September 2035, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the securities at a fixed rate of 6.07% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 1.57% as to the remaining $5.00 million, which rate was 6.56% at December 31, 2007. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 1.57% in September 2010. The principal asset of Trust I is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust I to pay the quarterly distributions payable by Trust I to the holders of the trust preferred capital securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 8: Earnings Per Share

The Corporation calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. The components of the Corporation’s EPS calculations are as follows:

	December 31,
(Dollars in thousands)	2007	2006	2005
Net income available to common shareholders	$8,480	$12,129	$11,788

Weighted average number of common shares used in earnings per common share—basic	3,039,240	3,151,860	3,375,153
Effect of dilutive securities:
Share-based awards	121,783	121,569	132,759

Weighted average number of common shares used in earnings per common share—assuming dilution	3,161,023	3,273,429	3,507,912

Options on approximately 98,000, 133,000 and 157,000 shares were not included in computing diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005, respectively, because they were anti-dilutive.

NOTE 9: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Current taxes	$4,456	$6,400	$6,296
Deferred taxes	(1,112)	(970)	(1,115)

	$3,344	$5,430	$5,181

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
(Dollars in thousands)	2007	Percent of Pre-tax Income	2006	Percent of Pre-tax Income	2005	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$4,139	35.0%	$6,146	35.0%	$5,939	35.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(913)	(7.7)	(876)	(5.0)	(888)	(5.2)
Reduction of interest expense incurred to carry tax- exempt assets	115	1.0	84	0.5	59	0.3
State income taxes, net of federal tax benefit	248	2.1	302	1.7	339	2.0
Tax effect of dividends-received deduction on preferred stock	(72)	(0.6)	(48)	(0.3)	(75)	(0.5)
Tax credits	(101)	(0.9)	(98)	(0.6)	(74)	(0.4)
Other	(72)	(0.6)	(80)	(0.4)	(119)	(0.7)

	$3,344	28.3%	$5,430	30.9%	$5,181	30.5%

Other assets include net deferred income taxes of $6.64 million and $5.57 million at December 31, 2007 and 2006, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2007	2006
Deferred tax asset
Allowance for loan losses	$6,043	$5,409
Deferred compensation	1,476	1,367
Defined benefit plan	94	—
Share-based compensation	155	38
Interest on nonaccrual loans	10	28
Other	480	234

Deferred tax asset	8,258	7,076

Deferred tax liability
Depreciation	(39)	(63)
Goodwill and other intangible assets	(1,260)	(952)
Other	(27)	(79)
Net unrealized gain on securities available for sale	(291)	(412)

Deferred tax liability	(1,617)	(1,506)

Net deferred tax asset	$6,641	$5,570

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004. The Corporation adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no effect on the financial statements.

NOTE 10: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association. The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings. All salaried employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the Virginia Bankers Association. An employee is 20% vested in the Bank’s contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years. The amounts charged to expense under this plan were $420,000, $564,000 and $515,000 in 2007, 2006 and 2005, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. An employee is vested 25% in the employer’s contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years. The amounts charged to expense under this plan were $182,000, $211,000 and $101,000 for 2007, 2006 and 2005, respectively.

In 2005, C&F Finance adopted a Defined Contribution Profit-Sharing Plan sponsored by the Virginia Bankers Association with plan features similar to the Profit-Sharing Plan of the Bank. The amounts charged to expense under this plan were $94,000, $99,000 and $86,000 in 2007, 2006 and 2005, respectively.

Individual performance bonuses are awarded annually to certain members of management under a management incentive bonus policy adopted by the Bank effective January 1, 1987 and the Management Incentive Plan adopted by the Corporation on February 25, 2005. The Corporation’s Compensation Committee recommends to the Corporation’s board of directors the bonuses to be paid to the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer of the Corporation, and recommends to the Bank’s board of directors bonuses to be paid to certain other senior Bank officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the Bank and C&F Finance. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank’s board considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $780,000, $683,000 and $586,000 in 2007, 2006 and 2005, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $811,000, $1.08 million and $1.46 million were expensed in 2007, 2006 and 2005, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $115,000, $79,000 and $62,000 in 2007, 2006 and 2005, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

The Bank has a non-contributory, defined benefit pension plan for full-time employees over twenty-one years of age. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Bank’s pension plan based upon actuarial valuations prepared as of October 1, 2007 and 2006.

	Plan Year Ended September 30,
(Dollars in thousands)	2007	2006
Change in benefit obligation
Projected benefit obligation, beginning	$6,438	$6,029
Service cost	777	752
Interest cost	384	345
Actuarial loss	(190)	(460)
Benefits paid	(326)	(228)

Projected benefit obligation, ending	$7,083	$6,438

Change in plan assets
Fair value of plan assets, beginning	$6,438	$5,084
Actual return on plan assets	702	400
Employer contributions(1)	—	1,182
Benefits paid	(326)	(228)

Fair value of plan assets, ending	$6,814	$6,438

Funded status	$(269)	$—

Amounts recognized as an other liability	$(269)	$—

Amounts recognized in accumulated other comprehensive income
Net loss	$472	$932
Net obligation at transition	(22)	(27)
Prior service cost	78	85
Deferred taxes	(185)	(346)

Total recognized in accumulated other comprehensive income	$343	$644

Weighted-average assumptions for benefit obligation as of October 1
Discount rate	6.3%	6.0%
Expected return on plan assets	8.5	8.5
Rate of compensation increase	4.0	4.0

(1)	An employer contribution of $1.18 million was made in December 2006 and was based on amounts determined in conjunction with the actuarial valuation prepared as of October 1, 2006.

The accumulated benefit obligation was $4.60 million and $4.20 million as of the actuarial valuation dates of October 1, 2007 and 2006, respectively.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Components of net periodic benefit cost
Service cost	$777	$752	$550
Interest cost	384	345	294
Expected return on plan assets	(447)	(428)	(346)
Amortization of prior service cost	7	7	7
Amortization of net obligation at transition	(5)	(5)	(5)
Recognized net actuarial loss	16	45	45

Net periodic benefit cost	732	716	545

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	(461)	932	—
Net obligation at transition	—	(27)	—
Amortization of net obligation at transition	5	—	—
Prior service cost	—	85	—
Amortization of prior service costs	(7)	—	—
Deferred taxes	162	(346)	—

Total recognized in accumulated other comprehensive income	(301)	644	—

Total recognized in net periodic benefit cost and other comprehensive income	$431	$1,360	$545

The estimated net obligation at transition and prior service cost that will be (accreted to) amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $($5,000) and $7,000, respectively.

Weighted-average assumptions for net periodic benefit cost as of October 1 (1)	2006	2005	2004
Discount rate	6.0%	5.8%	6.0%
Expected return on plan assets	8.5	8.5	8.5
Rate of compensation increase	4.0	4.0	4.0
(1) Net periodic benefit cost for the current year is based on assumptions determined at the October 1 valuation date of the prior year.

The Corporation adopted the recognition provisions of SFAS 158 in its December 31, 2006 financial statements. The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the Corporation’s 2006 financial statements.

(Dollars in thousands)	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Prepaid pension	$990	$(990)	$—
Deferred income taxes	5,224	346	5,570
Total assets	735,112	(644)	734,468
Accumulated other comprehensive income	765	(644)	121
Total shareholders’ equity	68,650	(644)	68,006

The benefits expected to be paid by the plan in the next ten years are as follows (dollars in thousands):

2008	$76
2009	91
2010	95
2011	117
2012	135
2013 – 2017	1,323

$1,837

The Bank selects the expected long-term rate of return on assets in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period. Higher significance is placed on current forecasts of future long-term economic conditions.

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

The Bank’s defined benefit pension plan’s weighted average asset allocations as of September 30 by asset category are as follows:

	2007	2006
Mutual funds-fixed income	35%	30%
Mutual funds-equity	60	56
Cash and equivalents	5	14

	100%	100%

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

NOTE 11: Related Party Transactions

Loans outstanding to directors and executive officers totaled $1.08 million and $1.22 million at December 31, 2007 and 2006, respectively. New advances to directors and officers totaled $453,000 and repayments totaled $589,000 in the year ended December 31, 2007. These loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features.

NOTE 12: Share-Based Plans

On April 20, 2004, the Corporation’s shareholders approved the C&F Financial Corporation 2004 Incentive Stock Plan (the 2004 Plan). Under the 2004 Plan, options to purchase common stock and/or grants of restricted shares of common stock may be awarded to certain key employees of the Corporation. Options are issued to employees at a price equal to the fair market value of common stock at the date granted. Restricted shares are accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. The maximum aggregate number of shares that may be issued pursuant to awards made under the 2004 Plan is 500,000. As a result of the accelerated vesting of all unvested options on December 20, 2005 and because no options were granted under the 2004 Plan in 2007 and 2006, all options outstanding under the 2004 Plan on December 31, 2007 are exercisable. All options expire ten years from the grant date.

Prior to the approval of the 2004 Plan, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the 1994 Plan). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan was 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005, all options outstanding under the 1994 Plan on December 31, 2007 are exercisable. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the Director Plan). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options to purchase common stock may be awarded to non-employee directors of the Bank. Options are issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005 and the vesting of options granted in 2006, all options outstanding under the Director Plan on December 31, 2007, except for those granted in 2007, are exercisable. As of December 31, 2007, there was $36,000 of total unrecognized compensation cost related to options granted under the Director Plan. The cost is expected to be recognized during 2008. All options expire ten years from the grant date.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (the Regional Director Plan). Under this plan, options to purchase common stock are granted to regional directors of the Bank. Options are issued to regional directors at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005 and because no options were granted under the Regional Director Plan in 2007 and 2006, all options outstanding under the Regional Director Plan on December 31, 2007 are exercisable. All options expire ten years from the grant date.

Stock option transactions under the various plans for the periods indicated were as follows:

	2007			2006		2005
(Dollars in thousands, except for per share amounts)	Shares	Exercise Price*	Intrinsic Value	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	530,167	$31.54		564,067	$30.65	473,667	$27.58
Granted	13,500	37.17		13,500	39.60	137,900	37.72
Exercised	(24,000)	21.39		(32,000)	16.46	(29,600)	15.35
Canceled	(9,450)	31.65		(15,400)	37.13	(17,900)	29.29

Outstanding at end of year	510,217	$32.17	$1,954	530,167	$31.54	564,067	$30.65

* Weighted average

Options exercisable at year-end	496,717		$1,954	516,667		564,067
Weighted-average fair value of options granted during the year	$8.05			$10.10		$8.96

The total intrinsic value of in-the-money options exercised in 2007 was $488,000. Cash received from option exercises during 2007 was $513,000. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	3.3%	2.9%	3.4%
Dividend growth rate	5.0	5.0	8.0
Expected life (years)	8	8	8
Expected volatility	25.0%	25.0%	25.0%
Risk-free interest rate	4.7%	5.2%	4.5%

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

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Remaining Contractual Life*	Exercise Price*	Number Exercisable at December 31, 2007	Exercise Price*
$15.75 to $23.49	178,717	3.3	$19.31	178,717	$19.31
$35.20 to $39.60	256,700	7.6	38.32	243,200	38.38
$40.50 to $46.20	74,800	5.9	41.79	74,800	41.79

Total	510,217	5.8	$32.17	496,717	$32.03

*	Weighted average

As permitted under the 2004 Plan, the Corporation awards shares of restricted stock to employees. These restricted shares are subject to a five-year vesting period. As of December 31, 2007 a total of 40,500 shares of restricted stock were outstanding, which consisted of 18,000 shares issued in 2007 and 22,500 shares issued in 2006. Compensation is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded, which averaged $31.83 and $39.01 per share for restricted stock issued in 2007 and 2006, respectively. Compensation expense is charged to income ratably over the vesting period. As of December 31, 2007, there was $1.26 million of total unrecognized compensation cost related to restricted stock granted under the 2004 Plan. The cost is expected to be recognized through 2012.

NOTE 13: Regulatory Requirements and Restrictions

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). For both the Corporation and the Bank, Tier 1 capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, amounts resulting from the adoption and application of SFAS 158 and goodwill, and total capital consists of Tier 1 capital and a portion of the allowance for loan losses. For the Corporation only, Tier 1 and total capital include trust preferred securities. Risk-weighted assets for the Corporation and the Bank were $644.55 million and $638.41 million, respectively, at December 31, 2007 and $592.67 million and $587.40 million, respectively, at December 31, 2006. Management believes, as of December 31, 2007, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Corporation	$82,376	12.8%	$51,564	8.0%	N/A	N/A
Bank	76,898	12.1	51,073	8.0	$63,841	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	72,296	11.2	25,782	4.0	N/A	N/A
Bank	68,819	10.8	25,537	4.0	38,305	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	72,296	9.4	30,835	4.0	N/A	N/A
Bank	68,819	9.0	30,633	4.0	38,291	5.0

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Corporation	$74,646	12.6%	$47,413	8.0%	N/A	N/A
Bank	76,571	13.0	46,992	8.0	$58,740	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	67,161	11.3	23,707	4.0	N/A	N/A
Bank	69,144	11.8	23,496	4.0	35,244	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	67,161	9.6	28,123	4.0	N/A	N/A
Bank	69,144	9.9	27,918	4.0	34,897	5.0

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. These trust preferred securities may be treated as Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. Accordingly, $18.07 million and $10.00 million of the Corporation’s trust preferred securities is included in Tier 1 capital in the Corporation’s capital ratios presented above for 2007 and 2006, respectively. The remaining $1.93 million of the Corporation’s total trust preferred securities outstanding on December 31, 2007 is included in the Corporation’s total capital ratios presented above for 2007 as a component of Tier 2 capital.

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

NOTE 14: Commitments and Financial Instruments with Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount on the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $98.02 million and $93.26 million at December 31, 2007 and 2006, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $7.06 million and $8.79 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $22.79 million and loans held for sale of $34.08 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $56.87 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $1.19 million, $911,000 and $786,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments due under these leases as of December 31, 2007 are as follows (dollars in thousands):

2008	$1,043
2009	661
2010	521
2011	490
2012	168
Thereafter	—

$2,883

As of December 31, 2007, the Corporation had $6.44 million in deposits in financial institutions in excess of amounts insured by the FDIC, the majority of which was on deposit at a correspondent bank.

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

Loans. The estimated fair value of the loan portfolio is based on present values using discount rates equal to the market rates currently charged on similar products.

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

	December 31,
	2007		2006
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$12,263	$12,263	$28,506	$28,506
Securities	81,255	81,255	67,584	67,584
Net loans	585,881	583,467	517,843	517,000
Loans held for sale, net	34,083	35,073	53,504	54,913
Accrued interest receivable	5,069	5,069	4,432	4,432
Financial liabilities:
Demand deposits	264,622	267,193	278,710	277,310
Time deposits	262,949	263,152	254,125	255,360
Borrowings	176,047	173,351	115,056	113,869
Accrued interest payable	2,115	2,115	1,915	1,915

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

The Corporation’s other segments include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other segments are not significant to the Corporation as a whole and have been included in “Other.”

	Year Ended December 31, 2007
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$40,203	$2,482	$26,060	$—	$(3,920)	$64,825
Gains on sales of loans	—	15,854	—	—	(21)	15,833
Other noninterest income	5,411	2,790	590	1,254	—	10,045

Total operating income	45,614	21,126	26,650	1,254	(3,941)	90,703

Expenses:
Interest expense	17,490	992	8,708	181	(3,993)	23,378
Salaries and employee benefits	14,626	11,095	4,317	720	29	30,787
Other noninterest expenses	9,163	6,210	9,200	141	—	24,714

Total operating expenses	41,279	18,297	22,225	1,042	(3,964)	78,879

Income before income taxes	$4,335	$2,829	$4,425	$212	$23	$11,824

Total assets	$634,722	$44,841	$167,400	$40	$(61,407)	$785,596
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$1,711	$273	$267	$—	$—	$2,251

	Year Ended December 31, 2006
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$37,743	$2,737	$21,384	$—	$(3,282)	$58,582
Gains on sales of loans	—	17,149	—	—	(51)	17,098
Other noninterest income	5,169	3,678	539	903	—	10,289

Total operating income	42,912	23,564	21,923	903	(3,333)	85,969

Expenses:
Interest expense	13,520	1,428	6,849	—	(3,340)	18,457
Salaries and employee benefits	13,001	12,137	3,146	668	55	29,007
Other noninterest expenses	7,660	6,221	6,924	141	—	20,946

Total operating expenses	34,181	19,786	16,919	809	(3,285)	68,410

Income before income taxes	$8,731	$3,778	$5,004	$94	$(48)	$17,559

Total assets	$591,573	$60,022	$140,024	$51	$(57,202)	$734,468
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$5,485	$425	$207	$3	$—	$6,120

	Year Ended December 31, 2005
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$30,857	$3,178	$17,799	$—	$(3,064)	$48,770
Gains on sales of loans	—	18,193	—	—	1	18,194
Other noninterest income	4,342	3,719	417	912	—	9,390

Total operating income	35,199	25,090	18,216	912	(3,063)	76,354

Expenses:
Interest expense	8,712	1,532	4,880	—	(3,127)	11,997
Salaries and employee benefits	11,368	13,457	2,766	568	118	28,277
Other noninterest expenses	6,995	5,012	6,919	185	—	19,111

Total operating expenses	27,075	20,001	14,565	753	(3,009)	59,385

Income before income taxes	$8,124	$5,089	$3,651	$159	$(54)	$16,969

Total assets	$571,091	$47,574	$119,113	$19	$(65,840)	$671,957
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$11,830	$459	$172	$—	$—	$12,461

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans and charges the Consumer Finance segment interest at one-month LIBOR plus 175 basis points. The Retail Banking segment acquires certain lot and permanent loans, second mortgage loans and home equity lines of credit from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 17: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

(Dollars in thousands)	December 31,
Balance Sheets	2007	2006
Assets
Cash	$147	$122
Securities available for sale	3,867	4,127
Other assets	2,087	1,343
Investments in subsidiary	79,821	79,865

Total assets	$85,922	$85,457

Liabilities and shareholders’ equity
Short-term borrowings	$—	$7,000
Trust preferred capital notes	20,620	10,310
Other liabilities	78	141
Shareholders’ equity	65,224	68,006

Total liabilities and shareholders’ equity	$85,922	$85,457

(Dollars in thousands)	Year Ended December 31,
Statements of Income	2007	2006	2005
Interest income on securities	$292	$194	$306
Interest income on loans	—	—	27
Interest expense on borrowings	(874)	(1,106)	(448)
Dividends received from bank subsidiary	19,394	4,038	2,492
Equity in undistributed net income of subsidiary	(10,325)	8,681	9,354
Other income	584	518	227
Other expenses	(591)	(196)	(170)

Net income	$8,480	$12,129	$11,788

(Dollars in thousands)	Year Ended December 31,
Statements of Cash Flows	2007	2006	2005
Operating activities:
Net income	$8,480	$12,129	$11,788
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	10,325	(8,681)	(9,354)
Stock-based compensation	299	97	—
Net gain on securities	—	(19)	(36)
Increase in other assets	(391)	(187)	(100)
Increase (decrease) in other liabilities	4	(21)	(38)

Net cash provided by operating activities	18,717	3,318	2,260

Investing activities:
Proceeds from maturities and calls of securities	500	152	1,077
Purchase of securities	(555)	—	(185)
Investment in bank subsidiary	(10,000)	—	—
Investment in statutory trust	(310)	—	(310)

Net cash (used in) provided by investing activities	(10,365)	152	582

Financing activities:
Net (decrease) increase in borrowings	(7,000)	—	7,000
Issuance of trust preferred capital notes	10,310	—	10,310
Purchase of common stock	(8,435)	(518)	(17,640)
Cash dividends	(3,769)	(3,657)	(3,339)
Proceeds from exercise of stock options	567	580	503

Net cash used in financing activities	(8,327)	(3,595)	(3,166)

Net increase (decrease) in cash and cash equivalents	25	(125)	(324)
Cash at beginning of year	122	247	571

Cash at end of year	$147	$122	$247

NOTE 18: Quarterly Condensed Statements of Income—Unaudited

	2007 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$15,299	$15,970	$16,821	$16,735
Net interest income after provision for loan losses	8,510	8,751	8,936	8,120
Other income	5,798	7,162	6,446	6,472
Other expenses	11,482	12,383	12,197	12,309
Income before income taxes	2,826	3,530	3,185	2,283
Net income	2,011	2,462	2,284	1,723
Earnings per common share—assuming dilution	0.62	0.77	0.73	0.56
Dividends per common share	0.31	0.31	0.31	0.31

	2006 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$13,493	$15,050	$14,763	$15,276
Net interest income after provision for loan losses	8,285	9,682	8,793	8,740
Other income	5,986	6,882	7,189	7,330
Other expenses	10,630	11,139	11,434	12,125
Income before income taxes	3,641	5,425	4,548	3,945
Net income	2,526	3,726	3,112	2,765
Earnings per common share—assuming dilution*	0.77	1.14	0.95	0.84
Dividends per common share	0.27	0.29	0.29	0.31

*	The total of quarterly EPS amounts differs from EPS for the year ended December 31, 2006 due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

West Point, Virginia

We have audited the accompanying balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. We also have audited C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). C&F Financial Corporation and Subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, C&F Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 26, 2008

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

Management’s Report on Internal Control over Financial Reporting. Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on pages 84 through 85 hereof.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained on pages 3 through 4 of the 2008 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 28 of the 2008 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The Corporation has adopted a Code of Business Conduct and Ethics that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller. The Corporation’s Code is attached hereto as Exhibit 14.

The board of directors of the Corporation has a standing Audit Committee, which is comprised of four directors who satisfy all of the following criteria: (i) meet the independence requirements of the NASDAQ Stock Market’s (NASDAQ) listing standards, (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Corporation or any of its subsidiaries, (iii) are not an affiliated person of the Corporation or any of its subsidiaries and (iv) are competent to read and understand financial statements. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience that results in the individual’s financial sophistication. The members of the Audit Committee are Messrs. J. P. Causey Jr., Barry R. Chernack, C. Elis Olsson and William E. O’Connell Jr. The board of directors has determined that the chairman of the Audit Committee, Mr. Barry R. Chernack, qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the SOX Act. Mr. Chernack is independent of management based on the independence requirements set forth in the NASDAQ’s listing standards’ definition of “independent director.”

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

The information contained on pages 9 through 20 of the 2008 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report,” and the information on pages 20 through 25 of the 2008 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained on pages 7 through 8 of the 2008 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 2 through 3 of the 2008 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained on page 36 of the 2008 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on pages 8 through 9 of the 2008 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained on pages 4 through 5 of the 2008 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on pages 27 through 28 of the 2008 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

	*10.1	Change in Control Agreement dated December 16, 1997 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10 to Form 10-K filed March 23, 1998)

	*10.1.1	Amendment to Change in Control Agreement dated July 23, 2003 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10.1.1 to Form 10-Q filed November 13, 2003)

	*10.3	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Thomas F. Cherry (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 3, 2005)

	*10.4	Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation

	*10.4.1	Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of January 1, 2008

	*10.4.2	Attachment to the Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of January 1, 2008

	*10.5	Restated VBA Directors’ Deferred Compensation Plan for C&F Financial Corporation

	*10.5.1	Adoption Agreement for the Restated VBA Director’s Deferred Compensation Plan for C&F Financial

	*10.6	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan

	*10.7	Amended and Restated C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan

	*10.8	Amended and Restated C&F Financial Corporation 1999 Regional Director Stock Compensation Plan

	*10.9	C&F Financial Corporation Management Incentive Plan dated February 25, 2005, as amended March 6, 2006 (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 9, 2006)

	*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan

*10.11	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.12	Employment Agreement dated April 16, 2002 between C&F Mortgage Corporation and Bryan McKernon, as amended December 19, 2006 (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 9, 2007)

*10.13	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Robert L. Bryant (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 3, 2005)

*10.14	Amended and Restated Change in Control Agreement dated February 15, 2005 between C&F Financial Corporation and Bryan McKernon (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 3, 2005)

*10.15	Schedule of C&F Financial Corporation Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 3, 2005)

*10.16	Base Salaries for Named Executive Officers of C&F Financial Corporation

*10.17	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Form 8-K filed December 18, 2006)

10.19	Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of August 1, 2005 (incorporated by reference to Exhibit 10.19 to Form 10-Q filed August 5, 2005)

10.20	First Amendment to the Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of December 1, 2006 (incorporated by reference to Exhibit 10.20 to Form 10-K filed March 9, 2007)

10.21	Second Amendment to the Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of March 16, 2007 (incorporated by reference to Exhibit 10.21 to Form 10-Q filed May 9, 2007)

10.22	Third Amendment to the Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of June 18, 2007 (incorporated by reference to Exhibit 10.22 to Form 10-Q filed August 3, 2007)

10.23	Fourth Amendment to the Loan and Security Agreement by and between Wells Fargo Financial Preferred Capital, Inc. and C&F Finance Company dated as of October 31, 2007

14	C&F Financial Corporation Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

*	Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date: March 5, 2008	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Larry G. Dillon	Date: March 5, 2008
Larry G. Dillon, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

/s/ Thomas F. Cherry	Date: March 5, 2008
Thomas F. Cherry, Executive Vice President,
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ J. P. Causey Jr.	Date: March 5, 2008
J. P. Causey Jr., Director

/s/ Barry R. Chernack	Date: March 5, 2008
Barry R. Chernack, Director

/s/ Audrey D. Holmes	Date: March 5, 2008
Audrey D. Holmes, Director

/s/ James H. Hudson III	Date: March 5, 2008
James H. Hudson III, Director

/s/ Joshua H. Lawson	Date: March 5, 2008
Joshua H. Lawson, Director

/s/ William E. O’Connell Jr.	Date: March 5, 2008
William E. O’Connell Jr., Director

/s/ C. Elis Olsson	Date: March 5, 2008
C. Elis Olsson, Director

/s/ Paul C. Robinson	Date: March 5, 2008
Paul C. Robinson, Director