Form 10-Q
period 2008-03-31
C & F FINANCIAL CORP
filed 2008-05-09
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exhange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 7, 2008, the latest practicable date for determination, 3,024,441 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$9,336	$11,115
Interest-bearing deposits in other banks	2,878	319
Federal funds sold	626	829

Total cash and cash equivalents	12,840	12,263
Securities-available for sale at fair value, amortized cost of $86,264 and $80,425, respectively	87,302	81,255
Loans held for sale, net	29,896	34,083
Loans, net	592,266	585,881
Federal Home Loan Bank stock	4,345	4,387
Corporate premises and equipment, net	32,274	32,854
Accrued interest receivable	4,857	5,069
Goodwill	10,724	10,724
Other assets	20,046	19,080

Total assets	$794,550	$785,596

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$83,750	$80,002
Savings and interest-bearing demand deposits	187,048	184,620
Time deposits	263,191	262,949

Total deposits	533,989	527,571
Short-term borrowings	21,250	21,968
Long-term borrowings	134,798	133,459
Trust preferred capital notes	20,620	20,620
Accrued interest payable	2,065	2,115
Other liabilities	15,753	14,639

Total liabilities	728,475	720,372

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,024,241 and 3,019,591 shares issued and outstanding, respectively)	2,987	2,979
Additional paid-in capital	216	—
Retained earnings	62,540	62,048
Accumulated other comprehensive income, net	332	197

Total shareholders’ equity	66,075	65,224

Total liabilities and shareholders’ equity	$794,550	$785,596

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest income
Interest and fees on loans	$14,889	$14,168
Interest on money market investments	13	351
Interest and dividends on securities
U.S. government agencies and corporations	98	63
Tax-exempt obligations of states and political subdivisions	752	602
Corporate bonds and other	152	115

Total interest income	15,904	15,299

Interest expense
Savings and interest-bearing deposits	704	680
Certificates of deposit, $100 or more	1,092	1,125
Other time deposits	1,780	1,740
Borrowings	1,761	1,676
Trust preferred capital notes	362	168

Total interest expense	5,699	5,389

Net interest income	10,205	9,910

Provision for loan losses	2,397	1,400

Net interest income after provision for loan losses	7,808	8,510

Noninterest income
Gains on sales of loans	3,685	3,628
Service charges on deposit accounts	969	853
Other service charges and fees	903	939
Gain on calls of available for sale securities	33	3
Other income	478	375

Total noninterest income	6,068	5,798

Noninterest expenses
Salaries and employee benefits	7,585	7,302
Occupancy expenses	1,554	1,444
Other expenses	2,914	2,736

Total noninterest expenses	12,053	11,482

Income before income taxes	1,823	2,826
Income tax expense	395	815

Net income	$1,428	$2,011

Per share data
Net income – basic	$.48	$.65
Net income – assuming dilution	$.47	$.62
Cash dividends paid and declared	$.31	$.31
Weighted average number of shares – basic	2,982,273	3,105,461
Weighted average number of shares – assuming dilution	3,039,287	3,242,081

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
December 31, 2007	$2,979	$—		$62,048	$197	$65,224

Comprehensive income
Net income			$1,428	1,428		1,428
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment			135		135	135

Comprehensive income			$1,563

Purchase of common stock	(1)	(17)				(18)

Stock options exercised	9	156				165

Stock-based compensation		77				77

Cash dividends				(936)		(936)

March 31, 2008	$2,987	$216		$62,540	$332	$66,075

Disclosure of Reclassification Amount:

Unrealized net holding gains arising during period			$157
Less: reclassification adjustment for gains included in net income			22

Unrealized gains on securities, net of reclassification adjustment			$135

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
December 31, 2006	$3,159	$324		$64,402	$121	$68,006

Comprehensive income
Net income			$2,011	2,011		2,011
Other comprehensive loss, net of tax
Amortization of prepaid pension transition costs			4		4	4
Unrealized losses on securities, net of reclassification adjustment			(65)		(65)	(65)

Comprehensive income			$1,950

Purchase of common stock	(106)	(716)		(3,566)		(4,388)

Stock options exercised	14	313				327

Stock-based compensation		79				79

Cash dividends				(959)		(959)

March 31, 2007	$3,067	$—		$61,888	$60	$65,015

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period			$(63)
Less: reclassification adjustment for gains included in net income			2

Unrealized losses on securities, net of reclassification adjustment			$(65)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$1,428	$2,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	640	614
Provision for loan losses	2,397	1,400
Stock-based compensation	77	79
Amortization of prepaid pension transition costs	—	4
Accretion of discounts and amortization of premiums on investment securities, net	16	10
Net realized gain on securities	(33)	(3)
Proceeds from sale of loans	184,662	206,714
Origination of loans held for sale	(180,475)	(198,658)
Gain on sales of corporate premises and equipment	(9)	—
Change in other assets and liabilities:
Accrued interest receivable	212	72
Other assets	(1,037)	151
Accrued interest payable	(50)	266
Other liabilities	1,114	2,057

Net cash provided by operating activities	8,942	14,717

Investing activities:
Proceeds from maturities and calls of securities available for sale	6,575	1,544
Purchases of securities available for sale	(12,399)	(1,455)
Net redemptions of Federal Home Loan Bank stock	42	23
Net increase in customer loans	(8,782)	(6,820)
Purchases of corporate premises and equipment	(95)	(1,224)
Disposals of corporate premises and equipment	44	22

Net cash used in investing activities	(14,615)	(7,910)

Financing activities:
Net increase (decrease) in demand, interest-bearing demand and savings deposits	6,176	(14,989)
Net increase in time deposits	242	14,921
Net increase in borrowings	621	2,047
Purchase of common stock	(18)	(4,388)
Proceeds from exercise of stock options	165	327
Cash dividends	(936)	(959)

Net cash provided by (used in) financing activities	6,250	(3,041)

Net increase in cash and cash equivalents	577	3,766
Cash and cash equivalents at beginning of period	12,263	28,506

Cash and cash equivalents at end of period	$12,840	$32,272

Supplemental disclosure
Interest paid	$5,749	$5,123
Income taxes paid	29	$8

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of C&F Financial Corporation (the “Corporation”) and its subsidiary, Citizens and Farmers Bank (the “Bank”), with all significant intercompany transactions and accounts being eliminated in consolidation. In addition, the Corporation owns C&F Financial Statutory Trust I and C&F Financial Statutory Trust II, which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation.

Share-Based Compensation: Compensation expense for the first quarter of 2008 included $77,000 ($48,000 after tax) for options and restricted stock granted during 2007 and 2006. As of March 31, 2008, there was $1.1 million of total unrecognized compensation expense related to nonvested stock options and restricted stock that will be recognized over the remaining requisite service period.

Stock option plan activity for the three months ended March 31, 2008 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2008	510,217	$32.17	5.8	$1,954
Exercised	8,750	18.87

Options outstanding at March 31, 2008	501,467	$32.40	5.7	$1,404

Options exercisable at March 31, 2008	487,967	$32.27	5.6	$1,404

*	Weighted average

The total intrinsic value of in-the-money options exercised during the first three months of 2008 was $90,000. Cash received from option exercises during the first three months of 2008 was $165,000. The Corporation issues new shares to satisfy the exercise of stock options.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first three months of 2008, the Corporation purchased 600 shares of its common stock in open-market transactions at prices from $28.80 to $31.06 per share. During the first three months of 2007, the Corporation purchased 105,900 shares of its common stock in negotiated and open-market transactions at prices from $41.25 to $45.06 per share.

Note 4

Securities in an unrealized loss position at March 31, 2008, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position based on management’s intent and demonstrated ability to hold such securities to scheduled maturity or call dates and management’s evaluation that there is no permanent impairment in the value of these securities.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$1,721	$1	$—	$—	$1,721	$1
Mortgage-backed securities	—	—	408	1	408	1
Obligations of states and political subdivisions	15,263	167	1,533	22	16,796	189

Subtotal-debt securities	16,984	168	1,941	23	18,925	191

Preferred stock	1,006	199	461	134	1,467	333

Total temporarily impaired securities	$17,990	$367	$2,402	$157	$20,392	$524

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was attributable to fluctuations in interest rates. There are 57 debt securities and five equity securities totaling $18.9 million and $1.5 million, respectively, considered temporarily impaired at March 31, 2008. Because the Corporation has the intent and demonstrated ability to hold these investments until a recovery of unrealized losses, which may be maturity in the case of debt securities, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Securities in an unrealized loss position at December 31, 2007 are shown below by duration of the period of unrealized loss.

	Less Than 12 Months		12 Months or More		Total
(in 000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$—	$—	$1,235	$15	$1,235	$15
Mortgage-backed securities	—	—	790	16	790	16
Obligations of states and political subdivisions	11,323	67	2,334	24	13,657	91

Subtotal-debt securities	11,323	67	4,359	55	15,682	122

Preferred stock	988	218	482	113	1,470	331

Total temporarily impaired securities	$12,311	$285	$4,841	$168	$17,152	$453

Note 5

The Bank has a noncontributory defined benefit plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
(in 000’s)	2008	2007
Service cost	$209	$194
Interest cost	110	96
Expected return on plan assets	(144)	(112)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	2
Amortization of net loss	—	4

Net periodic benefit cost	$175	$183

Note 6

The Corporation operates in a decentralized fashion in three principal business segments: Retail Banking, Mortgage Banking and Consumer Finance. Revenues from Retail Banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from Consumer Finance consist primarily of interest earned on automobile retail installment sales contracts.

The Corporation’s other subsidiaries include:

•	an investment company that derives revenues from brokerage services,

•	an insurance company that derives revenues from insurance services, and

•	a title company that derives revenues from title insurance services.

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.”

Three Months Ended March 31, 2008

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$9,316	$461	$6,908	$—	$(781)	$15,904
Gains on sales of loans	—	3,693	—	—	(8)	3,685
Other	1,420	538	103	322	—	2,383

Total operating income	10,736	4,692	7,011	322	(789)	21,972

Expenses:
Interest expense	4,471	104	1,880	44	(800)	5,699
Personnel expenses	3,658	2,471	1,198	250	8	7,585
Provision for loan losses	120	227	2,050	—	—	2,397
Other	2,299	1,432	703	34	—	4,468

Total operating expenses	10,548	4,234	5,831	328	(792)	20,149

Income before income taxes	188	458	1,180	(6)	3	1,823
Provision for income taxes	(225)	174	448	(2)	—	395

Net income	$413	$284	$732	$(4)	$3	$1,428

Total assets	$640,685	$42,146	$171,677	$46	$(60,004)	$794,550
Capital expenditures	$31	$38	$26	$—	$—	$95

Three Months Ended March 31, 2007

(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$9,532	$521	$5,937	$—	$(691)	$15,299
Gains on sales of loans	—	3,632	—	—	(4)	3,628
Other	1,181	591	130	268	—	2,170

Total operating income	10,713	4,744	6,067	268	(695)	21,097

Expenses:
Interest expense	3,928	170	1,944	43	(696)	5,389
Personnel expenses	3,565	2,566	989	173	9	7,302
Provision for loan losses	—	—	1,400	—	—	1,400
Other	2,137	1,448	559	36	—	4,180

Total operating expenses	9,630	4,184	4,892	252	(687)	18,271

Income before income taxes	1,083	560	1,175	16	(8)	2,826
Provision for income taxes	150	213	446	6	—	815

Net income	$933	$347	$729	$10	$(8)	$2,011

Total assets	$607,240	$52,994	$145,498	$15	$(69,968)	$735,779
Capital expenditures	$1,085	$54	$85	$—	$—	$1,224

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily Federal Home Loan Bank (“FHLB”) advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans and charges the Consumer Finance segment interest at one-month LIBOR plus 175 basis points. The Retail Banking segment acquires certain lot and permanent loans, second mortgage loans and home equity lines of credit from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Interest expense on the Corporation’s trust preferred capital securities is included in net income of the Retail Banking segment. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

Note 7

Effective January 1, 2008, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The fair value hierarchy under SFAS 157 is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, and prioritizes the inputs to valuation techniques used to measure fair value in three broad levels (Level 1, Level 2 and Level 3). Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs that include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs for the asset or liability and reflect the reporting entity’s own assumptions regarding the inputs that market participants would use in pricing the asset or liability

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities: Where quoted prices are available in an active market, securities are classified as level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgagee products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Corporation’s securities are considered to be Level 2 securities.

Loans Held for Sale: Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains firm bids on all of these loans directly from the purchasing financial institutions. Premiums received or to be received on these bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the entire balance of the Corporation’s loans held for sale was recorded at cost.

Impaired Loans: SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. We believe that the fair value component in the Corporation’s OREO valuation follows the provisions of SFAS 157.

Note 8

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations. SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. It establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 requires the Corporation to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Corporation does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

1)	interest rates

2)	general economic conditions

3)	the legislative/regulatory climate

4)	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

5)	the quality or composition of the loan and/or investment portfolios

6)	the level of net charge-offs on automobile loans

7)	demand for loan products

8)	deposit flows

9)	competition

10)	demand for financial services in the Corporation’s market area

11)	technology

12)	reliance on third parties for key services

13)	the real estate market

14)	the Corporation’s expansion and technology initiatives and

15)	accounting principles, policies and guidelines

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

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance Company in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we perform sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2007 and determined there was no impairment to be recognized in 2007. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

Defined Benefit Pension Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions, which include the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, may impact pension assets, liabilities or expense.

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

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Financial Performance Measures. For the Corporation, net income decreased 29.0 percent to $1.4 million for the first quarter ended March 31, 2008, compared to the first quarter of 2007. Earnings per share assuming dilution decreased 24.2 percent to 47 cents for the quarter ended March 31, 2008. First quarter 2008 results included the effects of the continued slowdown in the housing industry and the economy in general, the reduction in liquidity throughout the financial markets, interest rate cuts by the Federal Reserve Bank, operating expenses associated with the expansion of our retail banking network and interest expense associated with the issuance of additional trust preferred capital securities in late 2007.

For the first quarter of 2008, on an annualized basis, the Corporation’s ROE was 8.73 percent and its ROA was 0.73 percent, compared with a 12.05 percent ROE and a 1.11 percent ROA for the first quarter of 2007. The decline in these measures resulted from lower earnings in the first quarter of 2008, coupled with asset growth.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Net income for the Retail Banking segment, which consists of the Bank and its holding company, was $413,000 for the quarter ended March 31, 2008, compared with $933,000 for the first quarter of 2007. The decline in quarterly earnings for 2008 included (1) the effects of margin compression and competition for loans and deposits on net interest income, (2) a higher provision for loan losses attributable to loan growth and credit issues resulting from the general slow down in the economy, (3) the effects on operating expenses of the Peninsula and Richmond branch expansions, (4) higher operational and administrative personnel costs to support growth and (5) higher debt service expense associated with the issuance of $10 million in trust preferred capital securities in late 2007. The effects of these factors were offset in part by a lower effective income tax rate resulting from higher tax-exempt income on securities and loans as a percentage of pretax income.

The combination of declining short-term interest rates and increased competition for deposits has resulted in a pricing disparity between loans and deposits. Interest rate cuts made by the Federal Reserve Bank since September 2007 immediately reduced the Bank’s yields on variable rate loans without a corresponding reduction in deposit costs. As fixed-rate deposits mature over the next several months, we expect them to reprice at lower interest rates, which should reduce funding costs and relieve some pressure on the net interest margin, absent further reductions in interest rates by the Federal Reserve Bank. The Bank’s overall asset quality continues to be good. In light of the current economic environment, however, the Bank will not be immune from some credit losses, as reflected by an increase in the provision for loan losses in 2008. The Bank’s four new branches are incurring operating expenses before they have generated sufficient new loan and deposit growth to become profitable. Even though these costs will impact the Corporation’s short-term profits, we expect these branches will contribute to the Corporation’s long-term profitability. Our ability to achieve forecasted growth at our existing bank branches, and in particular at our four new branches, will be affected by both general economic conditions and the increasing level of competition in our markets.

Mortgage Banking: Net income for the Mortgage Banking segment, which consists of C&F Mortgage Corporation (the “Mortgage Company”), was $284,000 for the quarter ended March 31, 2008, compared with $347,000 for the first quarter of 2007. The decline in quarterly earnings for 2008 resulted primarily from a $227,000 provision for loan losses, which was attributable to the repurchase of several loans due to documentation issues. These repurchases resulted in nonaccrual loans and foreclosed properties at the end of the first quarter of 2008 for which a provision for loan losses or a write down to fair market value were recognized in the first quarter of 2008. While we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines, we cannot eliminate the possibility that a prolonged period of payment defaults and foreclosures will result in an increase in requests for repurchases and the need for additional loan loss provisions in the future.

While the mortgage banking industry has experienced significant operational problems and losses over the past year, our Mortgage Banking segment has continued to contribute to the Corporation’s net income. Loan originations at the Mortgage Company for the first quarter of 2008 declined a relatively modest 9.2 percent compared to the first quarter of 2007. For the first quarter of 2008, the amount of loan originations at the Mortgage Company resulting from refinancings was $63.2 million compared to $61.6 million for the first quarter of 2007. Loans originated for new and resale home purchases for these two time periods were $117.3 million and $137.1 million, respectively. Despite the overall decline in 2008 origination volume, gains on sales of loans during the first quarter of 2008 were level with the first quarter of 2007 due to higher profit margins on the type of products available to borrowers in the current economic environment. While a decline in interest rates may spur refinance activity in 2008, the decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, will temper demand. However, as a result of the consolidation within the mortgage banking industry, the Mortgage Company has attracted new mortgage origination talent and we believe that these additions provide the potential for increased loan production in the long term.

Consumer Finance: Net income for the Consumer Finance segment, which consists of C&F Finance Company (the “Finance Company”), was $732,000 for the quarter ended March 31, 2008, compared with $729,000 for the first quarter of 2007. The modest quarterly earnings improvement in 2008 resulted from a 20.0 percent increase in average consumer finance loans outstanding and an increase in net interest margin, the benefits of which were largely offset by an increase in the provision for loan losses resulting from higher charge-offs in combination with loan growth, and higher operating expenses to support growth. Whereas the Bank has been negatively affected by the decline in short-term interest rates, the Finance Company has benefited from this trend. The Finance Company’s fixed-rate loan portfolio is partially funded by a line of credit indexed to short-term interest rates. Therefore, its cost of funds declined and its margins increased during the first quarter of 2008, compared to the first quarter of 2007. However, controlling charge-offs within the Finance Company’s loan portfolio will be the significant factor in realizing improved earnings in the future. If an economic slowdown occurs in the Finance Company’s markets, we would expect more delinquencies and repossessions. Depending on the severity of any further downturn in the economy, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans could result, which would weaken collateral coverage and increase the amount of loss in the event of default.

Capital Management. Total shareholders’ equity increased $851,000 to $66.1 million at March 31, 2008, compared to $65.2 million at December 31, 2007. This increase was attributable to first quarter net income of $1.4 million, which was offset in part by dividends to shareholders of $936,000. While the Corporation has an active stock purchase program, there were negligible stock purchases in the first quarter of 2008.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

	Three Months Ended
	March 31, 2008		March 31, 2007
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$86,900	6.50%	$68,267	6.50%
Loans held for sale	27,729	5.54	36,837	5.66
Loans	602,408	9.64	530,286	10.30
Interest-bearing deposits in other banks	983	3.22	26,971	5.21
Federal funds sold	659	2.95	—	—

Total earning assets	$718,679	9.09%	$662,361	9.44%

Time and savings deposits	449,374	3.18%	$446,518	3.18%
Borrowings	169,993	5.00	115,567	6.38

Total interest-bearing liabilities	$619,367	3.68%	$562,085	3.84%

Net interest margin		5.92%		6.19%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the changes from the first quarter of 2007 to the first quarter of 2008 in the components of net interest income on a taxable-equivalent basis. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	2008 from 2007
	Increase (Decrease) Due to Changes in		Total Increase
(in 000’s)	Rate	Volume	(Decrease)
Interest income:
Securities	$2	$300	$302
Loans	(682)	1,411	729
Interest-bearing deposits in other banks and federal funds sold	(97)	(241)	(338)

Total interest income	(777)	1,470	693

Interest expense:
Time and savings deposits	(49)	80	31
Borrowings	(239)	518	279

Total interest expense	(288)	598	310

Change in net interest income	$(489)	$872	$383

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2008 was $10.6 million, compared to $10.2 million for the first quarter of 2007. The higher net interest income resulted primarily from an 8.5 percent increase in the average balance of interest-earning assets, which was partially offset by a decrease in net interest margin to 5.92 percent in the first quarter of 2008 from 6.19 percent in the first quarter of 2007. The decrease in the net interest margin was a result of a 35 basis point decrease in the yield on interest-earning assets that was offset in part by a 16 basis point decrease in the rate on interest-bearing liabilities. The combination of declining short-term interest rates and increased competition for deposits in 2008 has resulted in a pricing disparity between loans and deposits, which has lowered net interest margin.

Average loans held for investment increased $72.1 million for the first quarter of 2008, compared to the first quarter of 2007. The Retail Banking segment’s average loan portfolio increased $41.2 million for the first quarter of 2008. This increase was mainly attributable to commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $26.7 million for the first quarter of 2008. This increase was attributable to overall growth at existing locations and the expansion into new markets in 2007. The Mortgage Banking segment’s average loan portfolio increased $4.2 million for the first quarter of 2008. This increase was attributable to short-term bridge loans, a new product introduced in 2007, and repurchased loans. Average loans held for sale at the Mortgage Banking segment decreased $9.1 million for the first quarter of 2008. This decrease occurred in response to loan demand. The overall yield on loans held for investment and loans held for sale decreased as a result of a general decrease in interest rates.

Average securities available for sale increased $18.6 million for the first quarter of 2008, compared to the first quarter of 2007, with no change in their overall average yield. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal portfolio. As the Bank’s securities portfolio has experienced increasing call volume in the falling interest rate environment, we have focused additions on longer-term municipal securities in order to maintain yield.

Average interest-bearing deposits at other banks, primarily the FHLB, decreased $26.0 million for the first quarter of 2008, compared to the first quarter of 2007. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand, an increase in the securities portfolio, and improved cash management strategies. The average yield on interest-earning deposits at other banks decreased 199 basis points due to declines in short-term interest rates since September 2007.

Average interest-bearing deposits increased $2.9 million for the first quarter of 2008, compared to the first quarter of 2007, with no change in their overall average rate during the comparable periods. As sources of wholesale funding available to the financial services industry have diminished since mid-2007, competition for deposits within the industry has intensified and rates have not declined in tandem with the decline in short-term interest rates. Because of this, the Bank’s cost of deposits for the first quarter of 2008 has remained level with the first quarter of 2007.

Average borrowings increased $54.4 million for the first quarter of 2008, compared to the first quarter of 2007. This increase was attributable to increased use of the third-party line of credit by the Consumer Finance segment to fund loan growth, increased use of borrowings from the FHLB to fund loan growth at the Retail Banking and Consumer Finance segments, and the issuance of trust preferred capital securities in late 2007 for general corporate purposes, including the refinancing of existing debt. A portion of these borrowings is indexed to short-term interest rates and reprices as short-term interest rates change. Accordingly, the average cost of borrowings decreased 138 basis points during the first quarter of 2008, compared to the first quarter of 2007.

Interest rates will be a significant factor influencing the performance of all of the Corporation’s business segments during 2008. Absent further reductions in interest rates by the Federal Reserve Bank during 2008, as fixed-rate deposits mature over the next several months, they are expected to reprice at lower interest rates, which should reduce funding costs and relieve some pressure on the net interest margin. However, additional short-term interest rate reductions may result in continued net interest margin compression at the Retail Banking segment. We also expect that declining economic conditions may result in lower overall loan growth.

Noninterest Income

	Three Months Ended March 31, 2008
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,693	$—	$(8)	$3,685
Service charges on deposit accounts	969	—	—	—	969
Other service charges and fees	363	537	3	—	903
Gain on calls of available for sale securities	33	—	—	—	33
Other income	55	1	100	322	478

Total noninterest income	$1,420	$4,231	$103	$314	$6,068

	Three Months Ended March 31, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,632	$—	$(4)	$3,628
Service charges on deposit accounts	853	—	—	—	853
Other service charges and fees	303	572	64	—	939
Gain on calls of available for sale securities	3	—	—	—	3
Other income	22	19	66	268	375

Total noninterest income	$1,181	$4,223	$130	$264	$5,798

Total noninterest income increased $270,000, or 4.7 percent, to $6.1 million during the first quarter of 2008, compared to the first quarter of 2007. The increase resulted (1) at the Retail Banking segment from higher usage of the overdraft protection program, higher usage of bank card and ATM services, and a higher number of investment securities calls at premium call rates and (2) at the Corporation’s investment services subsidiary from higher commissions on product sales.

Noninterest Expense

	Three Months Ended March 31, 2008
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,658	$2,471	$1,198	$258	$7,585
Occupancy expense	957	486	105	6	1,554
Other expenses	1,342	946	598	28	2,914

Total noninterest expense	$5,957	$3,903	$1,901	$292	$12,053

	Three Months Ended March 31, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,565	$2,566	$989	$182	$7,302
Occupancy expense	919	444	75	6	1,444
Other expenses	1,218	1,004	484	30	2,736

Total noninterest expense	$5,702	$4,014	$1,548	$218	$11,482

Total noninterest expense increased $571,000, or 5.0 percent, to $12.1 million during the first quarter of 2008, compared to the first quarter of 2007. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Total noninterest expense declined during the first quarter of 2008 for the Mortgage Banking segment because of lower production-based and processing personnel costs due to lower origination volume in the first quarter of 2008. All business segments experienced increases in occupancy expenses associated with expansions within existing markets or entry into new markets.

Income Taxes

Income tax expense for the three months ended March 31, 2008 amounted to $395,000, resulting in an effective tax rate of 21.7 percent, compared to $815,000, or 28.8 percent, for the three months ended March 31, 2007. The decline in the effective tax rate during the first quarter of 2008 resulted from higher tax-exempt income on securities and loans as a percentage of pre-tax income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

	Three Months Ended March 31, 2008
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,743	$11,220	$15,963
Provision for loan losses	347	2,050	2,397

	5,090	13,270	18,360

Loans charged off	(153)	(2,187)	(2,340)
Recoveries of loans previously charged off	25	388	413

Net loans charged off	(128)	(1,799)	(1,927)

Allowance, end of period	$4,962	$11,471	$16,433

	Three Months Ended March 31, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,326	$9,890	$14,216
Provision for loan losses	—	1,400	1,400

	4,326	11,290	15,616

Loans charged off	(57)	(1,508)	(1,565)
Recoveries of loans previously charged off	38	438	476

Net loans charged off	(19)	(1,070)	(1,089)

Allowance, end of period	$4,307	$10,220	$14,527

During the first quarter of 2008, there was a $219,000 increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2007, and the provision for loan losses increased $347,000 in the first quarter of 2008, compared to the first quarter of 2007. These increases were attributable to loan growth at the Bank and an increase in nonaccrual loans at both the Bank and the Mortgage Company as discussed below. In addition, net charge-offs for the combined Retail Banking and Mortgage Banking segments included a write down of two loans to fair market value less cost to sell at the date of foreclosure. These Mortgage Banking segment foreclosed properties were in nonaccrual loan status at December 31, 2007. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible.

The Consumer Finance segment’s allowance for loan losses increased to $11.5 million since December 31, 2007, and its provision for loan losses increased $650,000 in the first quarter of 2008, compared to the first quarter of 2007. The increase in the provision for loan losses was primarily attributable to higher net charge-offs in the first quarter of 2008. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	March 31, 2008	December 31, 2007
Nonaccrual loans*-Retail Banking	$3,221	$495

Nonaccrual loans*-Mortgage Banking	1,749	732

Real estate owned**-Retail Banking	226	—

Real estate owned**-Mortgage Banking	450	—

Total nonperforming assets	$5,646	$1,227
Accruing loans* past due for 90 days or more	774	$578
Total loans*	$443,516	$441,648
Allowance for loan losses	$4,962	$4,743

Nonperforming assets to total loans* and real estate owned**	1.27%	0.28%
Allowance for loan losses to total loans*	1.12	1.07
Allowance for loan losses to nonaccrual loans*	99.84	386.55

*	Loans exclude Consumer Finance segment loans presented below.
**	Real estate owned is recorded at its fair market value less cost to sell.

Consumer Finance

(in 000’s)	March 31, 2008	December 31, 2007
Nonaccrual loans	$958	$1,388
Accruing loans past due for 90 days or more	$—	$—
Total loans	$165,183	$160,196
Allowance for loan losses	$11,471	$11,220

Nonaccrual consumer finance loans to total consumer finance loans	0.58%	0.87%
Allowance for loan losses to total consumer finance loans	6.94	7.00

Nonaccrual loans of the Retail Banking segment totaled $3.2 million at March 31, 2008, compared to $495,000 at December 31, 2007, and include $2.7 million associated with one relationship. We are closely monitoring this relationship and at this time believe there is adequate collateral to prevent any significant loss. Nonaccrual loans of the Mortgage Banking segment totaled $1.7 million at March 31, 2008, compared to $732,000 at December 31, 2007. These loans were repurchased from investors because of documentation issues.

As of March 31, 2008, there have been no material changes since December 31, 2007 in nonaccrual loans and accruing loans past due 90 days or more at the Consumer Finance segment. While the allowance for loan losses has increased from $11.2 million at December 31, 2007 to $11.5 million at March 31, 2008, the ratio of the allowance for loan losses to total consumer finance loans declined 6 basis points. A decline in this ratio can occur during periods of loan growth, such as the first quarter of 2008, because the purchase of automobile retail installment sales contracts does not necessarily simultaneously give rise to an allowance.

FINANCIAL CONDITION

At March 31, 2008, the Corporation had total assets of $794.6 million compared to $785.6 million at December 31, 2007. The increase was principally a result of an increase in loans held for investment at the Consumer Finance segment and an increase in investment securities at the Retail Banking segment, which were offset in part by a decline in loans held for sale. Asset growth was primarily funded with increased deposits.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

	March 31, 2008		December 31, 2007
(in 000’s)	Amount	Percent	Amount	Percent
Real estate - mortgage	$126,667	21%	$123,239	20%
Real estate - construction	27,204	4	26,719	4
Commercial, financial and agricultural	253,960	42	257,951	43
Equity lines	26,833	4	25,282	4
Consumer	9,296	2	8,991	2
Consumer - Consumer Finance	165,183	27	160,196	27

Total loans	609,143	100%	602,378	100%

Less unearned loan fees	(444)		(534)
Less allowance for loan losses
Retail and Mortgage Banking	(4,962)		(4,743)
Consumer Finance	(11,471)		(11,220)

Total loans, net	$592,266		$585,881

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	March 31, 2008		December 31, 2007
(in 000’s)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$8,315	10%	$7,467	9%
Mortgage-backed securities	1,703	2	1,771	2
Obligations of states and political subdivisions	73,400	84	68,150	84

Total debt securities	83,418	96	77,388	95
Preferred stock	3,884	4	3,867	5

Total available for sale securities	$87,302	100%	$81,225	100%

Deposits

Deposits totaled $534.0 million at March 31, 2008 compared to $527.6 million at December 31, 2007. This slight increase occurred in lower-costing transaction deposits because we have implemented deposit strategies that emphasize retention of multi-service customer relationships. Higher-cost time deposits increased less than one percent since December 31, 2007.

Borrowings

Borrowings totaled $176.7 million at March 31, 2008, compared to $176.0 million at December 31, 2007. This increase was attributable to loan growth at the Consumer Finance segment, which was offset in part by lower borrowings to fund the lending activities of the Mortgage Banking segment.

Off-Balance Sheet Arrangements

As of March 31, 2008, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations

As of March 31, 2008, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at March 31, 2008 totaled $62.4 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of March 31, 2008, an established line with the FHLB that had $65.4 million outstanding under a total line of $123.7 million as of March 31, 2008, an unsecured revolving line of credit with a third-party lender of $7.0 million that had no outstanding balance as of March 31, 2008 and a revolving line of credit with a third-party bank that had $87.3 million outstanding under a total line of $100.0 million as of March 31, 2008. We have no reason to believe these arrangements will not be renewed at maturity.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total Capital (to Risk-Weighted Assets)
Corporation	$83,199	12.8%	$52,137	8.0%	N/A	N/A
Bank	77,349	12.0	51,618	8.0	$64,522	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	73,267	11.2	26,069	4.0	N/A	N/A
Bank	69,180	10.7	25,809	4.0	38,714	6.0
Tier 1 Capital (to Average Assets)
Corporation	73,267	9.5	30,820	4.0	N/A	N/A
Bank	69,180	9.0	30,610	4.0	38,262	5.0

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Corporation	$82,376	12.8%	$51,564	8.0%	N/A	N/A
Bank	76,898	12.1	51,073	8.0	$63,841	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	72,296	11.2	25,782	4.0	N/A	N/A
Bank	68,819	10.8	25,537	4.0	38,305	6.0
Tier 1 Capital (to Average Assets)
Corporation	72,296	9.4	30,835	4.0	N/A	N/A
Bank	68,819	9.0	30,633	4.0	38,291	5.0

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
January 1-31, 2008	—	$—	—	95,200
February 1-29, 2008	100	31.06	100	95,100
March 1-31, 2008	500	29.62	500	94,600

Total	600	$29.86	600

[1]

On July 17, 2007, the Corporation’s board of directors approved an authorization to purchase up to 150,000 shares of the Corporation’s common stock over the twelve months ending July 16, 2008. The stock may be purchased in the open market or through privately negotiated transactions, as management and the board of directors deem prudent.

ITEM 6.	EXHIBITS

3.1 Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.2 Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

10.4 Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 7, 2008)

10.4.1 Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 7, 2008)

10.4.2 Attachment to the Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 7, 2008)

10.5 Restated VBA Directors’ Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 7, 2008)

10.5.1 Adoption Agreement for the Restated VBA Director’s Deferred Compensation Plan for C&F Financial (incorporated by reference to Exhibit 10.5.1 to Form 10-K filed March 7, 2008)

10.16 Base Salaries for Named Executive Officers of C&F Financial Corporation (incorporated by reference to Exhibit 10.16 to Form 10-K filed March 7, 2008)

31.1 Certification of CEO pursuant to Rule 13a-14(a)

31.2 Certification of CFO pursuant to Rule 13a-14(a)

32 Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date May 7, 2008	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date May 7, 2008	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)