Form 10-Q
period 2008-06-30
C & F FINANCIAL CORP
filed 2008-08-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exhange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

At August 5, 2008, the latest practicable date for determination, 3,030,241 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$10,334	$11,115
Interest-bearing deposits in other banks	1,755	319
Federal funds sold	4,490	829

Total cash and cash equivalents	16,579	12,263
Securities-available for sale at fair value, amortized cost of $91,032 and $80,425, respectively	90,323	81,255
Loans held for sale, net	34,715	34,083
Loans, net	628,917	585,881
Federal Home Loan Bank stock	5,849	4,387
Corporate premises and equipment, net	31,893	32,854
Accrued interest receivable	4,956	5,069
Goodwill	10,724	10,724
Other assets	21,374	19,080

Total assets	$845,330	$785,596

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$88,556	$80,002
Savings and interest-bearing demand deposits	196,113	184,620
Time deposits	265,075	262,949

Total deposits	549,744	527,571
Short-term borrowings	49,223	21,968
Long-term borrowings	145,840	133,459
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,947	2,115
Other liabilities	12,455	14,639

Total liabilities	779,829	720,372

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,028,241 and 3,019,591 shares issued and outstanding, respectively)	2,987	2,979
Additional paid-in capital	299	—
Retained earnings	63,018	62,048
Accumulated other comprehensive (loss) income, net	(803)	197

Total shareholders’ equity	65,501	65,224

Total liabilities and shareholders’ equity	$845,330	$785,596

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$14,854	$15,058	$29,743	$29,226
Interest on money market investments	6	58	19	409
Interest and dividends on securities
U.S. government agencies and corporations	122	66	220	129
Tax-exempt obligations of states and political subdivisions	787	627	1,539	1,229
Corporate bonds and other	139	161	291	276

Total interest income	15,908	15,970	31,812	31,269

Interest expense
Savings and interest bearing deposits	698	627	1,402	1,307
Certificates of deposit, $100 or more	1,009	1,235	2,101	2,360
Other time deposits	1,691	1,866	3,471	3,606
Borrowings	1,652	1,832	3,413	3,508
Trust preferred capital notes	312	169	674	337

Total interest expense	5,362	5,729	11,061	11,118

Net interest income	10,546	10,241	20,751	20,151

Provision for loan losses	3,175	1,490	5,572	2,890

Net interest income after provision for loan losses	7,371	8,751	15,179	17,261

Noninterest income
Gains on sales of loans	4,706	4,439	8,391	8,067
Service charges on deposit accounts	948	872	1,917	1,725
Other service charges and fees	964	1,248	1,867	2,187
Gains on calls of available for sale securities	20	6	53	9
Other income	544	597	1,022	972

Total noninterest income	7,182	7,162	13,250	12,960

Noninterest expenses
Salaries and employee benefits	7,623	7,903	15,208	15,205
Occupancy expenses	1,533	1,579	3,087	3,023
Other expenses	3,567	2,901	6,481	5,637

Total noninterest expenses	12,723	12,383	24,776	23,865

Income before income taxes	1,830	3,530	3,653	6,356
Income tax expense	413	1,068	808	1,883

Net income	$1,417	$2,462	$2,845	$4,473

Per share data
Net income – basic	$.47	$.81	$.95	$1.45
Net income – assuming dilution	$.47	$.77	$.94	$1.39
Cash dividends paid and declared	$.31	$.31	$.62	$.62
Weighted average number of shares – basic	2,987,437	3,053,550	2,984,855	3,079,506
Weighted average number of shares – assuming dilution	3,037,248	3,185,113	3,038,268	3,213,597

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total
December 31, 2007	$2,979	$—		$62,048	$197	$65,224

Comprehensive income
Net income			$2,845	2,845		2,845
Other comprehensive loss, net of tax
Amortization of prepaid pension transition costs			1		1	1
Unrealized holding losses on securities, net of reclassification adjustment			(1,001)		(1,001)	(1,001)

Comprehensive income			$1,845

Purchase of common stock	(1)	(17)				(18)

Stock options exercised	9	160				169

Share-based compensation		156				156

Cash dividends				(1,875)		(1,875)

June 30, 2008	$2,987	$299		$63,018	$(803)	$65,501

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period	$(967)
Less: reclassification adjustment for gains included in net income	34

Unrealized holding losses on securities, net of reclassification adjustment	$(1,001)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Earnings	Accumulated Other Comprehensive Retained (Loss) Income, Net	Total
December 31, 2006	$3,159	$324		$64,402	$121	$68,006

Comprehensive income
Net income			$4,473	4,473		4,473
Other comprehensive loss, net of tax
Amortization of prepaid pension transition costs			7		7	7
Unrealized holding losses on securities, net of reclassification adjustment			(758)		(758)	(758)

Comprehensive income			$3,722

Purchase of common stock	(149)	(858)		(5,228)		(6,235)

Share-based compensation		152				152

Stock options exercised	18	404				422

Cash dividends				(1,897)		(1,897)

June 30, 2007	$3,028	$22		$61,750	$(630)	$64,170

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period	$(752)
Less: reclassification adjustment for gains included in net income	6

Unrealized holding losses on securities, net of reclassification adjustment	$(758)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$2,845	$4,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,291	1,287
Provision for loan losses	5,572	2,890
Share-based compensation	156	152
Amortization of prepaid pension transition costs	1	7
Accretion of discounts and amortization of premiums on investment securities, net	39	23
Net realized gains on calls of securities	(53)	(9)
Proceeds from sales of loans	391,553	461,184
Origination of loans held for sale	(392,185)	(451,974)
Gain on sales of corporate premises and equipment	(16)	—
Change in other assets and liabilities:
Accrued interest receivable	113	(305)
Other assets	(1,755)	(354)
Accrued interest payable	(168)	114
Other liabilities	(2,184)	(2,978)

Net cash provided by operating activities	5,209	14,510

Investing activities:
Proceeds from maturities and calls of securities available for sale	8,452	2,486
Purchases of securities available for sale	(19,046)	(7,780)
Net (purchases) redemptions of
Federal Home Loan Bank stock	(1,462)	79
Net increase in customer loans	(48,608)	(36,484)
Purchases of corporate premises and equipment	(372)	(1,818)
Disposals of corporate premises and equipment	58	22

Net cash used in investing activities	(60,978)	(43,495)

Financing activities:
Net increase (decrease) in demand, interest bearing demand and savings deposits	20,047	(976)
Net increase in time deposits	2,126	21,614
Net increase in borrowings	39,636	5,719
Purchase of common stock	(18)	(6,235)
Proceeds from exercise of stock options	169	422
Cash dividends	(1,875)	(1,897)

Net cash provided by financing activities	60,085	18,647

Net increase (decrease) in cash and cash equivalents	4,316	(10,338)
Cash and cash equivalents at beginning of period	12,263	28,506

Cash and cash equivalents at end of period	$16,579	$18,168

Supplemental disclosure
Interest paid	$11,229	$11,004
Income taxes paid	$1,560	$1,484

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Share-Based Compensation: Compensation expense for the second quarter and first half of 2008 included $79,000 ($49,000 after tax) and $156,000 ($97,000 after tax) for options and restricted stock granted during 2008, 2007 and 2006. As of June 30, 2008, there was $1.1 million of total unrecognized compensation expense related to nonvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity for the six months ended June 30, 2008 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2008	510,217	$32.17	5.8	$1,954
Exercised	8,950	$18.87

Options outstanding at June 30, 2008	501,267	$32.41	5.4	$623

Options exercisable at June 30, 2008	501,267	$32.41	5.4	$623

*	Weighted average

The total intrinsic value of in-the-money options exercised during the first half of 2008 was $92,000. Cash received from option exercises during the first half of 2008 was $169,000. The Corporation issues new shares to satisfy the exercise of stock options.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first six months of 2008, the Corporation purchased 600 shares of its common stock in open-market transactions at prices from $28.80 to $31.06 per share. During the first six months of 2007, the Corporation purchased 149,720 shares of its common stock in negotiated and open-market transactions at prices from $37.25 to $45.07 per share.

Note 4

Securities in an unrealized loss position at June 30, 2008, by duration of the period of unrealized loss, are shown below. No impairment has been recognized on any securities in a loss position based on management’s intent and demonstrated ability to hold such securities to scheduled maturity or call dates and management’s evaluation that there is no permanent impairment in the value of these securities.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$7,915	$192	$—	$—	$7,915	$192
Mortgage-backed securities	1,046	12	—	—	1,046	12
Obligations of states and political subdivisions	30,830	751	4,314	166	35,144	917

Subtotal-debt securities	39,791	955	4,314	166	44,105	1,121

Preferred stock	1,706	170	748	260	2,454	430

Total temporarily impaired securities	$41,497	$1,125	$5,062	$426	$46,559	$1,551

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was attributable to fluctuations in interest rates. There are 138 debt securities totaling $44.1 million considered temporarily impaired at June 30, 2008. Because the Corporation has the intent and demonstrated ability to hold these investments until a recovery of unrealized losses, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

The primary cause of the temporary impairments in the Corporation’s investment in preferred stock was attributable to its holdings in Fannie Mae and Freddie Mac preferred stock securities. The recent decline in the market value of these holdings has resulted from the significant number of residential foreclosures being experienced industry-wide, which has served to undermine confidence in Fannie Mae’s and Freddie Mac’s ability to provide stability and affordability to the housing markets. Both government-sponsored entities (“GSEs”) assert that their capital and liquidity positions remain strong. Both GSEs are current as to their scheduled dividend payments and neither has indicated that there is any plan to suspend or defer future dividend payments. On July 30, 2008, President Bush signed the Housing and Economic Recovery Act of 2008, which is intended to provide crucial support for the housing market and help prevent foreclosures for working families. It also establishes a series of landmark reforms that are intended to put U.S. housing and mortgage finance on solid footing for the long term. The Corporation has evaluated the ongoing developments in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold these investments, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Securities in an unrealized loss position at December 31, 2007 are shown below by duration of the period of unrealized loss.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$—	$—	$1,235	$15	$1,235	$15
Mortgage-backed securities	—	—	790	16	790	16
Obligations of states and political subdivisions	11,323	67	2,334	24	13,657	91

Subtotal-debt securities	11,323	67	4,359	55	15,682	122

Preferred stock	988	218	482	113	1,470	331

Total temporarily impaired securities	$12,311	$285	$4,841	$168	$17,152	$453

Note 5

The Bank has a noncontributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended June 30,
	2008	2007
Service cost	$209	$194
Interest cost	110	96
Expected return on plan assets	(144)	(112)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	2
Amortization of net loss	—	4

Net periodic benefit cost	$175	$183

(in 000’s)	Six Months Ended June 30,
	2008	2007
Service cost	$418	$388
Interest cost	220	192
Expected return on plan assets	(288)	(224)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	2	4
Amortization of net loss	—	8

Net periodic benefit cost	$350	$366

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

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other.” Segment information for the second quarter and first half of 2007 has been restated for the reclassification of the Corporation’s revenue and expenses from the Retail Banking segment to the Other segment in order to conform to the current year’s presentation.

Three Months Ended June 30, 2008

(in 000’s)

	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,883	$600	$7,218	$60	$(853)	$15,908
Gains on sales of loans	—	4,703	—	—	3	4,706
Other	1,388	566	151	371	—	2,476

Total operating income	10,271	5,869	7,369	431	(850)	23,090

Expenses:
Interest expense	4,015	130	1,738	351	(872)	5,362
Provision for loan losses	540	285	2,350	—	—	3,175
Personnel expenses	3,530	2,712	1,180	189	12	7,623
Other	2,328	2,009	642	121	—	5,100

Total operating expenses	10,413	5,136	5,910	661	(860)	21,260

Income before income taxes	(142)	733	1,459	(230)	10	1,830
Provision for (benefit from) income taxes	(321)	279	555	(105)	5	413

Net income	$179	$454	$904	$(125)	$5	$1,417

Total assets	$681,821	$46,044	$178,123	$5,044	$(65,702)	$845,330
Capital expenditures	$108	$162	$7	$—	$—	$277

Three Months Ended June 30, 2007

(in 000’s)

	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$9,758	$808	$6,343	$107	$(1,046)	$15,970
Gains on sales of loans	—	4,513	—	—	(74)	4,439
Other	1,324	844	108	447	—	2,723

Total operating income	11,082	6,165	6,451	554	(1,120)	23,132

Expenses:
Interest expense	4,050	444	2,094	216	(1,075)	5,729
Provision for loan losses	40	—	1,450	—	—	1,490
Personnel expenses	3,613	3,110	1,066	175	(61)	7,903
Other	2,142	1,628	598	112	—	4,480

Total operating expenses	9,845	5,182	5,208	503	(1,136)	19,602

Income before income taxes	1,237	983	1,243	51	16	3,530
Provision for (benefit from) income taxes	229	373	473	(10)	3	1,068

Net income	$1,008	$610	$770	$61	$13	$2,462

Total assets	$603,055	$52,934	$154,808	$4,957	$(61,629)	$754,125
Capital expenditures	$372	$95	$127	$—	$—	$594

Six Months Ended June 30, 2008 (in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$18,138	$1,061	$14,126	$121	$(1,634)	$31,812
Gains on sales of loans	—	8,396	—	—	(5)	8,391
Other	2,791	1,104	254	710	—	4,859

Total operating income	20,929	10,561	14,380	831	(1,639)	45,062

Expenses:
Interest expense	8,124	234	3,618	757	(1,672)	11,061
Provision for loan losses	660	512	4,400	—	—	5,572
Personnel expenses	7,188	5,183	2,378	439	20	15,208
Other	4,570	3,441	1,345	212	—	9,568

Total operating expenses	20,542	9,370	11,741	1,408	(1,652)	41,409

Income before income taxes	387	1,191	2,639	(577)	13	3,653
Provision for (benefit from) income taxes	(401)	453	1,003	(252)	5	808

Net income	$788	$738	$1,636	$(325)	$8	$2,845

Total assets	$681,821	$46,044	$178,123	$5,044	$(65,702)	$845,330
Capital expenditures	$139	$200	$33	$—	$—	$372

Six Months Ended June 30, 2007

(in 000’s)

	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$19,237	$1,329	$12,280	$160	$(1,737)	$31,269
Gains on sales of loans	—	8,145	—	—	(78)	8,067
Other	2,498	1,435	238	722	—	4,893

Total operating income	21,735	10,909	12,518	882	(1,815)	44,229

Expenses:
Interest expense	7,696	614	4,038	541	(1,771)	11,118
Provision for loan losses	40	—	2,850	—	—	2,890
Personnel expenses	7,179	5,676	2,055	347	(52)	15,205
Other	4,246	3,076	1,157	181	—	8,660

Total operating expenses	19,161	9,366	10,100	1,069	(1,823)	37,873

Income before income taxes	2,574	1,543	2,418	(187)	8	6,356
Provision for (benefit from) income taxes	489	586	919	(114)	3	1,883

Net income	$2,085	$957	$1,499	$(73)	$5	$4,473

Total assets	$603,055	$52,934	$154,808	$4,957	$(61,629)	$754,125
Capital expenditures	$1,457	$149	$212	$—	$—	$1,818

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily Federal Home Loan Bank (“FHLB”) advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans by means of a variable rate line of credit that carries interest at one-month LIBOR plus 175 basis points and fixed rate loans that carry interest rates ranging from 5.4 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

Note 7

Effective January 1, 2008, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a valuation hierarchy for disclosure of fair value measurements and enhances disclosure requirements for fair value measurements. The fair value hierarchy under SFAS 157 is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, and prioritizes the inputs to valuation techniques used to measure fair value in three broad levels (Level 1, Level 2 and Level 3). Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs that include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs for the asset or liability and reflect the reporting entity’s own assumptions regarding the inputs that market participants would use in pricing the asset or liability.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities: Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow and are classified within Level 2 of the valuation hierarchy. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Corporation’s securities are considered to be Level 2 securities.

Loans Held for Sale: Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains contractual commitments to sell all of these loans directly from the purchasing financial institutions. Premiums to be received under these commitments are indicative of the fact that cost is lower than fair value. At June 30, 2008, the entire balance of the Corporation’s loans held for sale was recorded at cost.

Impaired Loans: SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned: Other real estate owned (“OREO”) is measured at fair value, in accordance with the provisions of SFAS 157, less costs to sell.

Note 8

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations. SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. It establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Corporation does not expect the implementation of SFAS 141(R) to have a material effect on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application permitted. The Corporation does not expect the implementation of SFAS 161 to have a material effect on its consolidated financial statements.

In June 2008, the FASB finalized Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FASB also concluded that because the FSP applies to all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends, changes in an entity’s forfeiture estimates from one reporting period to the next do not affect the computation of earnings per share, other than for the increase or decrease in compensation cost as a result of the application of SFAS 123(R), Share-Based Payment. The transition guidance in the FSP requires an entity to retroactively adjust all prior-period earnings-per-share computations to reflect the FSP’s provisions. The retroactive adjustments encompass earnings-per-share computations included in interim financial statements. Early adoption of the FSP is not permitted. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Corporation is currently evaluating the effect that this FSP will have on its financial statements when implemented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

1)	interest rates

2)	general economic conditions

3)	the legislative/regulatory climate

4)	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

5)	the quality or composition of the loan and/or investment portfolios

6)	the level of net charge-offs on loans

7)	demand for loan products

8)	deposit flows

9)	competition

10)	demand for financial services in the Corporation’s market area

11)	technology

12)	reliance on third parties for key services

13)	the real estate market

14)	the Corporation’s expansion and technology initiatives and

15)	accounting principles, policies and guidelines

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

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

Financial Performance Measures. For the Corporation, net income decreased 42.4 percent to $1.4 million for the second quarter of 2008, compared to the second quarter of 2007. Earnings per share assuming dilution decreased 39.0 percent to 47 cents for the second quarter of 2008. Net income decreased 36.4 percent to $2.8 million for the first half of 2008, compared to the first half of 2007. Earnings per share assuming dilution decreased 32.4 percent for the first half of 2008. Financial results for the second quarter and first half of 2008 were primarily affected by (1) a lower net interest margin attributable to the earlier interest rate cuts by the Federal Reserve Bank and the strong competition for deposits resulting from the reduction in liquidity throughout the financial markets and (2) significantly higher provisions for loan losses at each of the Corporation’s core business segments.

The Corporation’s ROE and ROA, on an annualized basis, were 8.61 percent and 0.69 percent, respectively, for the second quarter of 2008, compared to 15.40 percent and 1.34 percent, respectively, for the second quarter of 2007. For the first half of 2008, on an annualized basis, the Corporation’s ROE and ROA were 8.67 percent and 0.71 percent, respectively, compared to 13.69 percent and 1.23 percent, respectively, for the first half of 2007. The decline in these measures resulted from lower earnings in 2008, coupled with asset growth.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Second quarter net income for the Retail Banking segment, which consists of the Bank, was $179,000 in 2008 compared to $1.0 million in 2007. Net income for the first six months of 2008 was $788,000 compared to $2.1 million for the first six months of 2007. The decline in quarterly and year-to-date earnings for 2008 included the effects of (1) margin compression and competition for loans and deposits on net interest income, (2) a year-to-date 2008 provision for loan losses of $660,000, of which $540,000 was recognized in the second quarter of 2008, attributable to loan growth and credit issues resulting from the general slow down in the economy, and more specifically one commercial loan customer, compared to $40,000 for the first half and second quarter of 2007, (3) higher assessments for deposit insurance resulting from the FDIC’s implementation of its amended assessment system, (4)

higher expenses associated with the enhancement of our internet banking services, and (5) higher loan expenses primarily resulting from the ongoing work-out of the commercial relationship previously mentioned. The effects of these factors were offset in part by an increase in earning assets and a lower effective income tax rate resulting from higher tax-exempt income on securities and loans as a percentage of pretax income.

The combination of declining short-term interest rates and increased competition for deposits has resulted in a pricing disparity between loans and deposits. Interest rate cuts made by the Federal Reserve Bank since September 2007 immediately reduced the Bank’s yields on variable rate loans without a corresponding reduction in deposit costs. As fixed-rate deposits matured in the second quarter of 2008, the Corporation’s funding costs stabilized and began to decline, which relieved some pressure on net interest margin. In addition, the Corporation has access to diverse sources of liquidity, which provides flexibility in managing funds and responding to deposit fluctuations. The Bank’s overall asset quality continues to be good, and a portion of its loan loss provision was attributable to $32.7 million in loan growth since December 31, 2007. However, the Bank provided specific reserves for one commercial relationship, which is on nonaccrual status and resulted in the Bank holding $1.2 million in OREO as of June 30, 2008. The Bank will incur ongoing maintenance expenses associated with holding these properties, and write-downs may be necessary if market conditions deteriorate.

Mortgage Banking: Second quarter net income for the Mortgage Banking segment, which consists of C&F Mortgage Corporation (the “Mortgage Company”), was $454,000 in 2008 compared to $610,000 in 2007. Net income for the first six months of 2008 was $738,000 compared to $957,000 for the first six months of 2007. The decline in 2008 earnings included the effects of (1) the downturn in the housing market on loan origination volume, which declined 16.4 percent and 13.2 percent for the second quarter and first half of 2008, respectively, (2) a year-to-date 2008 provision for loan losses of $512,000, of which $285,000 was recognized in the second quarter of 2008, in connection with loan repurchases, compared to no provision for loan losses in the comparable periods of 2007, (3) a second quarter 2008 write down of $130,000 in the carrying value of OREO to fair value less costs to sell, and (4) a year-to-date 2008 provision for estimated indemnification losses of $373,000, of which $368,000 was recognized in the second quarter of 2008, compared to $37,000 and $22,000 for the first half and second quarter of 2007, respectively. While we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines, we cannot eliminate the possibility that a prolonged period of payment defaults and foreclosures will result in an increase in requests for repurchases and the need for additional provisions in the future.

While the mortgage banking industry has experienced significant operational problems and losses over the past year, our Mortgage Banking segment has continued to contribute to the Corporation’s net income. For the second quarter of 2008, the amount of loan originations at the Mortgage Company resulting from refinancings was $54.5 million compared to $60.8 million for the second quarter of 2007. Loans originated for new and resale home purchases for these two time periods were $157.2 million and $192.5 million, respectively. For the first six months of 2008, the amount of loan originations at the Mortgage Company resulting from refinancings was $117.7 million compared to $122.4 million for the first six months of 2007. Loans originated for new and resale home purchases for these two time periods were $274.5 million and $329.6 million, respectively. Despite the overall decline in 2008 origination volume, gains on sales of loans during 2008 were higher than 2007 due to higher profit margins on the type of products available to borrowers in the current economic environment. The decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, will temper demand for the foreseeable future. However, as a result of the consolidation within the mortgage banking industry, the Mortgage Company has attracted new mortgage origination talent and we believe that these additions provide the potential for increased loan production in the long term.

Consumer Finance: Second quarter net income for the Consumer Finance segment, which consists of C&F Finance Company (the “Finance Company”), was $904,000 compared to $770,000 in 2007. Net income for the first half of 2008 was $1.6 million, compared with $1.5 million for the first half of 2007. The earnings improvement in 2008 resulted from an approximate 20.0 percent increase in average consumer finance loans outstanding and an increase in net interest margin. The Finance Company has benefited from the decline in short-term interest rates, and strong loan demand in 2008. Its fixed-rate loan portfolio is partially funded by a line of credit indexed to short-term interest rates. Therefore, its cost of funds has declined and its margins have increased during 2008. However, the Finance Company has experienced higher loan charge-offs in 2008 compared to 2007, which, in combination with loan growth, has resulted in a higher provision for loan losses in 2008. Controlling charge-offs within the Finance Company’s loan portfolio will be the significant factor in realizing improved earnings in the future. If the current economic slowdown intensifies in the Finance Company’s markets, we would expect more delinquencies and repossessions. Depending on the severity of any further downturn in the economy, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans could result, which would weaken collateral coverage and increase the amount of loss in the event of default.

Capital Management. Total shareholders’ equity increased $277,000 to $65.5 million at June 30, 2008, compared to $65.2 million at December 31, 2007. This increase was attributable to net income of $2.8 million for the first half of 2008, which was offset in part by dividends to shareholders of $1.9 million and unrealized holding losses on securities of $1.0 million.

On July 24, 2008, the Corporation’s board of directors authorized the repurchase of up to 100,000 shares of the Corporation’s common stock over the next twelve months. The stock may be repurchased in the open market or through privately-negotiated transactions as management and the board of directors deem prudent. The amount and timing of any stock repurchases will depend on various factors, such as management’s assessment of the Corporation’s capital structure and liquidity, the market price of the Corporation’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. The Corporation’s previous authorization for the repurchase of up to 150,000 shares expired on July 16, 2008 with 55,400 shares having been repurchased.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

(in 000’s)

	Three Months Ended
	June 30, 2008		June 30, 2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$93,234	6.32%	$71,345	6.81%
Loans held for sale	35,691	5.92	47,629	6.54
Loans	625,973	9.17	547,563	10.44
Interest-bearing deposits in other banks	655	2.06	4,478	5.18
Federal funds sold	554	1.99	—	—

Total earning assets	$756,107	8.65%	$671,015	9.74%

Time and savings deposits	$460,202	2.95%	$446,614	3.34%
Borrowings	190,278	4.13	126,852	6.31

Total interest-bearing liabilities	$650,480	3.30%	$573,466	4.00%

Net interest margin		5.81%		6.32%

(in 000’s)

	Six Months Ended
	June 30, 2008		June 30, 2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$90,067	6.41%	$69,815	6.66%
Loans held for sale	31,710	5.76	38,997	6.65
Loans	614,190	9.40	539,078	10.37
Interest-bearing deposits in other banks	819	2.76	15,686	5.21
Federal funds sold	607	2.51	—	—

Total earning assets	$737,393	8.86%	$663,576	9.64%

Time and savings deposits	$454,788	3.07%	$446,567	3.26%
Borrowings	180,134	4.54	121,241	6.34

Total interest-bearing liabilities	$634,922	3.48%	$567,808	3.92%

Net interest margin		5.86%		6.29%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following tables show the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the second quarter of 2007 to the second quarter of 2008 and from the first half of 2007 to the first half of 2008. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include nonaccrual loans.

(in 000’s)	Three Months Ended June 30, 2008
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
	Rate	Volume
Interest income:
Securities	$(68)	$327	$259
Loans	(1,668)	1,474	(194)
Interest-bearing deposits in other banks and federal funds sold	(28)	(24)	(52)

Total interest income	(1,764)	1,777	13

Interest expense:
Time and savings deposits	(366)	36	(330)
Borrowings	(833)	796	(37)

Total interest expense	(1,199)	832	(367)

Change in net interest income	$(565)	$945	$380

(in 000’s)	Six Months Ended June 30, 2008
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
	Rate	Volume
Interest income:
Securities	$(71)	$632	$561
Loans	(2,724)	3,259	535
Interest-bearing deposits in other banks and federal funds sold	(132)	(258)	(390)

Total interest income	(2,927)	3,633	706

Interest expense:
Time and savings deposits	(425)	126	(299)
Borrowings	(1,290)	1,532	242

Total interest expense	(1,715)	1,658	(57)

Change in net interest income	$(1,212)	$1,975	$763

Net interest income, on a taxable-equivalent basis, for the second quarter of 2008 was $10.9 million compared to $10.6 million for the second quarter of 2007. Net interest income, on a taxable-equivalent basis, for the first half of 2008 was $21.6 million compared to $20.9 million for the first half of 2007. The higher net interest income resulted primarily from increases of 12.7 percent and 11.1 percent in the average balance of interest-earning assets for the second quarter and first half of 2008, respectively, compared with the same periods in 2007. The benefit of this growth was partially offset by a decrease in net interest margin to 5.81 percent in the second quarter of 2008 from 6.32 percent in the second quarter of 2007 and to 5.86 percent in the first half of 2008 from 6.29 percent in the first half of 2007. The decrease in the net interest margin was a result of a decline in the yield on interest-earning assets that exceeded the decline in the interest rate paid on interest-bearing liabilities. The combination of rapidly declining short-term interest rates and increased competition for deposits in 2008 has resulted in a pricing disparity between loans and deposits, which has lowered net interest margin.

Average loans held for investment increased $78.4 million and $75.1 million in the second quarter and the first half of 2008, respectively, compared to the same periods in 2007. The Retail Banking segment’s average loan portfolio increased $49.4 million in the second quarter of 2008 and $42.9 million in the first half of 2008. This increase was mainly attributable to residential mortgage loan and commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $29.0 million in the second quarter of 2008 and $27.8 million in the first half of 2008. This increase was attributable to overall growth at existing locations and the expansion into new markets in 2007. The Mortgage Banking segment’s average loan portfolio increased minimally in the second quarter of 2008 and increased $4.4 million in the first half of 2008. This increase was attributable to short-term bridge loans, a new product introduced in 2007, and repurchased loans. Average loans held for sale at the Mortgage Banking segment decreased $11.9 million in the second quarter of 2008 and $7.3 million in the first half of 2008. This decrease occurred in response to loan demand. The overall yield on loans held for investment at all our business segments and loans held for sale at the Mortgage Banking segment decreased as a result of a general decrease in interest rates.

Average securities available for sale increased $21.9 million and $20.3 million in the second quarter and the first half of 2008, respectively, compared to the same periods in 2007. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio. This resulted from a plan to increase the Bank’s securities portfolio as a percentage of total assets. The lower yields in 2008 resulted from the current interest rate environment in which securities purchases were made at yields less than those being called. In addition, securities yields for the second quarter and first half of 2007 included the receipt of seven quarters of previously-suspended dividends from one preferred stock holding.

Average interest-bearing deposits at other banks, primarily the FHLB, decreased $3.8 million and $14.9 million in the second quarter and the first half of 2008, respectively, compared to the same periods in 2007. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand, an increase in the securities portfolio, and improved cash management strategies. The average yield on interest-earning deposits at other banks decreased in 2008 due to declines in short-term interest rates since September 2007.

Average interest-bearing deposits increased $13.6 million and $8.2 million in the second quarter and the first half of 2008, respectively, compared to the same periods in 2007. The majority of the growth has occurred in lower-rate transaction accounts as opposed to higher-costing certificates of deposit. The average cost of deposits declined 39 basis points and 19 basis points in the second quarter and the first half of 2008, respectively, compared to the same periods in 2007. As sources of wholesale funding available to the financial services industry have diminished since mid-2007, competition for deposits within the industry has intensified and rates on time deposits have been slower to decline than short-term interest rates. However, as time deposits matured during the second quarter of 2008, deposit rates began to decline.

Average borrowings increased $63.4 million and $58.9 million in the second quarter and the first half of 2008, respectively, compared to the same periods in 2007. This increase was attributable to increased use of the third-party line of credit by the Consumer Finance segment to fund loan growth, increased use of borrowings from the FHLB to fund loan growth at the Retail Banking and Consumer Finance segments, and the issuance of trust preferred capital securities in late 2007 for general corporate purposes, including the refinancing of existing debt. A portion of these borrowings is indexed to short-term interest rates and reprices as short-term interest rates change. Accordingly, the average cost of borrowings decreased 218 basis points and 180 basis points during the second quarter and first half of 2008, compared to the same periods in 2007.

Interest rates will be a significant factor influencing the performance of all of the Corporation’s business segments during 2008. As fixed-rate deposits mature over the next several months, they are expected to reprice at lower interest rates, which should reduce funding costs and further relieve pressure on the net interest margin. However, additional short-term interest rate reductions may result in continued net interest margin compression at the Retail Banking segment. We also expect that declining economic conditions may result in lower overall loan growth.

Noninterest Income

(in 000’s)

	Three Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total

Gains on sales of loans	$—	$4,703	$—	$3	$4,706
Service charges on deposit accounts	948	—	—	—	948
Other service charges and fees	398	566	—	—	964
Gains on calls of available for sale securities	20	—	—	—	20
Other income	22	—	151	371	544

Total noninterest income	$1,388	$5,269	$151	$374	$7,182

(in 000’s)

	Three Months Ended June 30, 2007
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,513	$—	$(74)	$4,439
Service charges on deposit accounts	872	—	—	—	872
Other service charges and fees	347	862	39	—	1,248
Gains on calls of available for sale securities	6	—	—	—	6
Other income	99	(18)	69	447	597

Total noninterest income	$1,324	$5,357	$108	$373	$7,162

(in 000’s)

	Six Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,396	$—	$(5)	$8,391
Service charges on deposit accounts	1,917	—	—	—	1,917
Other service charges and fees	761	1,103	3	—	1,867
Gains on calls of available for sale securities	53	—	—	—	53
Other income	60	1	251	710	1,022

Total noninterest income	$2,791	$9,500	$254	$705	$13,250

(in 000’s)

	Six Months Ended June 30, 2007
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,145	$—	$(78)	$8,067
Service charges on deposit accounts	1,725	—	—	—	1,725
Other service charges and fees	649	1,434	104	—	2,187
Gains on calls of available for sale securities	9	—	—	—	9
Other income	115	1	134	722	972

Total noninterest income	$2,498	$9,580	$238	$644	$12,960

Total noninterest income increased $20,000, or less than one percent, to $7.2 million during the second quarter of 2008 and increased $290,000, or 2.2 percent, to $13.3 million during the first six months of 2008, compared to the same periods in 2007. The increase primarily resulted at the Retail Banking segment from higher customer usage and a pricing increase of the Bank’s overdraft protection program, higher usage of bank card and ATM services, and a higher number of investment securities calls at premium call rates. At the Mortgage Banking segment, an increase in gains on sales of loans, which resulted from higher profit margins on loans originated and sold, was offset in large part by lower volume-dependent ancillary fees. At the Consumer Finance segment, the increase was attributable to higher loan processing fees resulting from loan growth.

Noninterest Expenses

(in 000’s)

	Three Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,530	$2,712	$1,180	$201	$7,623
Occupancy expense	926	498	103	6	1,533
Other expenses	1,402	1,511	539	115	3,567

Total noninterest expense	$5,858	$4,721	$1,822	$322	$12,723

(in 000’s)

	Three Months Ended June 30, 2007
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,613	$3,110	$1,066	$114	$7,903
Occupancy expense	996	480	95	8	1,579
Other expenses	1,146	1,148	503	104	2,901

Total noninterest expense	$5,755	$4,738	$1,664	$226	$12,383

(in 000’s)

	Six Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,188	$5,183	$2,378	$459	$15,208
Occupancy expense	1,883	984	208	12	3,087
Other expenses	2,687	2,457	1,137	200	6,481

Total noninterest expense	$11,758	$8,624	$3,723	$671	$24,776

(in 000’s)

	Six Months Ended June 30, 2007
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,179	$5,676	$2,055	$295	$15,205
Occupancy expense	1,915	924	170	14	3,023
Other expenses	2,331	2,152	987	167	5,637

Total noninterest expense	$11,425	$8,752	$3,212	$476	$23,865

Total noninterest expense increased $340,000, or 2.7 percent, to $12.7 million during the second quarter of 2008 and increased $911,000, or 3.8 percent, to $24.8 million during the first six months of 2008. The Retail Banking segment reported an increase in total noninterest expense that was primarily attributable to (1) higher assessments for deposit insurance resulting from the FDIC’s implementation of its amended assessment system, (2) higher expenses associated with the enhancement of our internet banking services, and (3) higher loan expenses primarily resulting from the ongoing work-out of one commercial relationship. The Consumer Finance segment reported an increase in total noninterest expense that was primarily attributable to higher personnel and operating expenses to support growth and technology enhancements. The Mortgage Banking segment reported a decrease in total noninterest expense that was attributable to lower production-based and processing personnel costs and operating expenses due to lower origination volume in 2008, which were offset in part by an increase in rent expense, a write-down in the carrying value of certain OREO and an increase in the provision for estimated indemnification losses.

Income Taxes

Income tax expense for the second quarter of 2008 totaled $413,000, resulting in an effective tax rate of 22.6 percent, compared to $1.1 million, or 30.3 percent, for the second quarter of 2007. Income tax expense for the first half of 2008 totaled $808,000, resulting in an effective tax rate of 22.1 percent, compared to $1.9 million, or 29.6 percent, for the first half of 2007. The decline in the effective tax rate during the second quarter and first half of 2008 resulted from higher tax-exempt income on securities and loans as a percentage of pretax income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduces the allowance. The following tables summarize the allowance activity for the periods indicated:

(in 000’s)

	Three Months Ended June 30, 2008
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,962	$11,471	$16,433
Provision for loan losses	825	2,350	3,175

	5,787	13,821	19,608

Loans charged off	(222)	(2,245)	(2,467)
Recoveries of loans previously charged off	33	353	386

Net loans charged off	(189)	(1,892)	(2,081)

Allowance, end of period	$5,598	$11,929	$17,527

	Three Months Ended June 30, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,307	$10,220	$14,527
Provision for loan losses	40	1,450	1,490

	4,347	11,670	16,017

Loans charged off	(74)	(1,543)	(1,617)
Recoveries of loans previously charged off	28	401	429

Net loans charged off	(46)	(1,142)	(1,188)

Allowance, end of period	$4,301	$10,528	$14,829

	Six Months Ended June 30, 2008
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,743	$11,220	$15,963
Provision for loan losses	1,172	4,400	5,572

	5,915	15,620	21,535

Loans charged off	(375)	(4,432)	(4,807)
Recoveries of loans previously charged off	58	741	799

Net loans charged off	(317)	(3,691)	(4,008)

Allowance, end of period	$5,598	$11,929	$17,527

	Six Months Ended June 30, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,326	$9,890	$14,216
Provision for loan losses	40	2,850	2,890

	4,366	12,740	17,106

Loans charged off	(131)	(3,051)	(3,182)
Recoveries of loans previously charged off	66	839	905

Net loans charged off	(65)	(2,212)	(2,277)

Allowance, end of period	$4,301	$10,528	$14,829

During the first half of 2008, there was an $855,000 increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2007, and the provision for loan losses increased $1.1 million and $785,000 in the first half and second quarter of 2008, respectively, compared to the same periods in 2007. These increases were attributable to loan growth at the Bank and an increase in nonaccrual loans at both the Bank and the Mortgage Company as discussed below. In addition, net charge-offs in 2008 increased $252,000 and $143,000 in the first half and second quarter of 2008, respectively, compared to the same periods in 2007. The net charge-offs in 2008 for the combined Retail Banking and Mortgage Banking segments included write downs of certain loans to fair market value less costs to sell at the date of their foreclosure. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible although, additional provisions may become necessary.

The Consumer Finance segment’s allowance for loan losses increased to $11.9 million since December 31, 2007, and its provision for loan losses increased $1.6 million and $900,000 in the first half and second quarter of 2008, respectively, compared to the same periods in 2007. The increase in the provision for loan losses was attributable to higher net charge-offs in 2008, in conjunction with loan growth. The higher net charge-offs in 2008 were attributable to a decline in the recovery rate on the sale of repossessed vehicles, coupled with an increase in the number of vehicles repossessed in 2008 mainly as a result of slowing economic conditions. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible although, additional provisions may be come necessary.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)

	June 30, 2008	December 31, 2007
Nonaccrual loans*-Retail Banking	$2,235	$495
Nonaccrual loans*-Mortgage Banking	1,295	732

OREO**-Retail Banking	1,164	—

OREO**-Mortgage Banking	630	—

Total nonperforming assets	$5,324	$1,227
Accruing loans* past due for 90 days or more	1,679	$578
Total loans*	$474,537	$441,648
Allowance for loan losses	$5,598	$4,743

Nonperforming assets to total loans* and OREO**	1.12%	0.28%
Allowance for loan losses to total loans*	1.18	1.07
Allowance for loan losses to nonaccrual loans*	158.58	386.55

*	Loans exclude Consumer Finance segment loans presented below.
**	Real estate owned is recorded at its fair market value less cost to sell.

Consumer Finance

(in 000’s)

	June 30, 2008	December 31, 2007
Nonaccrual loans	$933	$1,388
Accruing loans past due for 90 days or more	$5	$—
Total loans	$171,907	$160,196
Allowance for loan losses	$11,929	$11,220

Nonaccrual consumer finance loans to total consumer finance loans	0.54%	0.87%
Allowance for loan losses to total consumer finance loans	6.94	7.00

Nonperforming assets of the Retail Banking segment totaled $3.4 million at June 30, 2008, compared to $495,000 at December 31, 2007, and included $2.9 million associated with one commercial loan relationship. This relationship has been on nonaccrual loan status since March 31, 2008. During the first half of 2008, the Bank transferred $1.2 million of nonaccrual loans to OREO in connection with this relationship. We are closely monitoring this relationship and believe that as of June 30, 2008 we have adequately provided for losses associated with this relationship. Nonperforming assets of the Mortgage Banking segment totaled $1.9 million at June 30, 2008, compared to $732,000 at December 31, 2007. This increase resulted from loans that were repurchased from investors.

There has been a $455,000 decline in nonaccrual loans at the Consumer Finance segment since December 31, 2007 and the allowance for loan losses increased from $11.2 million at December 31, 2007 to $11.9 million at June 30, 2008. While the ratio of the allowance for loan losses to total consumer finance loans declined 6 basis points since December 31, 2007, this ratio was maintained at the March 31, 2008 level of 6.94 percent. A decline in this ratio can occur during periods of loan growth because the purchase of automobile retail installment sales contracts does not necessarily simultaneously give rise to an allowance.

FINANCIAL CONDITION

At June 30, 2008, the Corporation had total assets of $845.3 million compared to $785.6 million at December 31, 2007. The increase was principally a result of an increase in loans held for investment at the Retail Banking and Consumer Finance segments and an increase in investment securities at the Retail Banking segment. Asset growth was funded with increased deposits and borrowings.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(in 000’s)	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Real estate—mortgage	$136,342	21%	$123,239	20%
Real estate—construction	28,742	4	26,719	4
Commercial, financial and agricultural	272,915	42	257,951	43
Equity lines	26,325	4	25,282	4
Consumer	10,577	2	8,991	2
Consumer- Consumer Finance	171,907	27	160,196	27

Total loans	646,808	100%	602,378	100%

Less unearned loan fees	(364)		(534)
Less allowance for loan losses
Retail and Mortgage Banking	(5,598)		(4,743)
Consumer Finance	(11,929)		(11,220)

Total loans, net	$628,917		$585,881

The increase in loans held for investment occurred predominantly in (1) the variable-rate category of commercial loans and (2) the fixed-rate categories of residential mortgage loans at the Bank and consumer loans at C&F Finance. Typically, growth in the variable-rate categories will negatively impact net interest income in a declining interest rate environment and growth in the fixed-rate categories will negatively impact net interest income in a rising interest rate environment. However, fixed-rate consumer loans at C&F Finance are partially funded by variable-rate borrowings; therefore, net interest margin will be favorably impacted in a declining interest rate environment.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(in 000’s)	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$10,420	11%	$7,467	9%
Mortgage-backed securities	1,525	2	1,771	2
Obligations of states and political subdivisions	74,687	83	68,150	84

Total debt securities	86,632	96	77,388	95
Preferred stock	3,691	4	3,867	5

Total available for sale securities	$90,323	100%	$81,255	100%

Deposits

Deposits totaled $549.7 million at June 30, 2008, compared to $527.6 million at December 31, 2007. This increase occurred in lower-costing transaction deposits as a result of our deposit strategies that emphasize retention of multi-service customer relationships. Higher-cost time deposits increased less than one percent since December 31, 2007.

Borrowings

Borrowings totaled $215.7 million at June 30, 2008, compared to $176.0 million at December 31, 2007. This increase was attributable to funding for loan growth at the Retail Banking and Consumer Finance segments.

Off-Balance Sheet Arrangements

As of June 30, 2008, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations

As of June 30, 2008, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at June 30, 2008 totaled $70.3 million. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of June 30, 2008, an established federal funds line with a third-party bank of $10.0 million that had no outstanding balance as of June 30, 2008, an established line with the FHLB that had $98.4 million outstanding under a total line of

$120.0 million as of June 30, 2008, and a revolving line of credit with a third-party bank that had $93.3 million outstanding under a total line of $100.0 million as of June 30, 2008. We have no reason to believe these arrangements will not be renewed at maturity, and we believe they are adequate for the foreseeable future.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total Capital (to Risk-Weighted Assets)
Corporation	$84,062	12.3%	$54,826	8.0%	N/A	N/A
Bank	78,172	11.5	54,299	8.0	$67,873	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	73,847	10.8	27,413	4.0	N/A	N/A
Bank	69,576	10.3	27,149	4.0	40,724	6.0
Tier 1 Capital (to Average Assets)
Corporation	73,847	9.2	32,272	4.0	N/A	N/A
Bank	69,576	8.7	32,069	4.0	40,086	5.0

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Corporation	$82,376	12.8%	$51,564	8.0%	N/A	N/A
Bank	76,898	12.1	51,073	8.0	$63,841	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	72,296	11.2	25,782	4.0	N/A	N/A
Bank	68,819	10.8	25,537	4.0	38,305	6.0
Tier 1 Capital (to Average Assets)
Corporation	72,296	9.4	30,835	4.0	N/A	N/A
Bank	68,819	9.0	30,633	4.0	38,291	5.0

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

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 17, 2007, the Corporation’s board of directors approved an authorization to purchase up to 150,000 shares of the Corporation’s common stock over the twelve months ending July 16, 2008. The stock was permitted to be purchased in the open market or through privately-negotiated transactions, as management and the board of directors deemed prudent. There were no purchases under this authorization in the second quarter of 2008, and there were 94,600 shares at June 30, 2008 that were able to be purchased under this authorization.

On July 24, 2008, the Corporation’s board of directors authorized the purchase of up to 100,000 shares of the Corporation’s common stock over the twelve months ending July 23, 2009. The stock may be purchased in the open market or through privately-negotiated transactions as management and the board of directors deem prudent. This authorization replaces the previous authorization for the purchase of up to 150,000 shares, which expired on July 16, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 15, 2008. A quorum of shareholders was present, consisting of a total of 2,348,200 shares. At the Annual Meeting, the shareholders elected J.P. Causey Jr., Barry R. Chernack and William E. O’Connell Jr. as Class III directors to serve on the board of directors until the 2011 Annual Meeting of Shareholders. The following Class I and Class II directors whose terms expire in 2009 and 2010 continued in office: Larry G. Dillon, James H. Hudson III, C. Elis Olsson, Audrey D. Holmes, Joshua H. Lawson and Paul C. Robinson. The vote on director nominations was as follows:

	FOR	WITHHELD
J.P. Causey Jr.	2,335,480	12,720
Barry R. Chernack	2,337,064	11,136
William E. O’Connell Jr.	2,182,482	165,718

At the Annual Meeting, the shareholders also approved the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan. The vote on the Plan approval was as follows:

For	Against	Abstain	Broker Non-Votes
1,457,562	335,397	75,245	479,996

ITEM 6.	EXHIBITS

3.1 Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.2 Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

10.10 Amended and Restated C&F Financial Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

10.10.1 Form of C&F Financial Corporation Restricted Stock Agreement

31.1 Certification of CEO pursuant to Rule 13a-14(a)

31.2 Certification of CFO pursuant to Rule 13a-14(a)

32 Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date August 5, 2008	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date August 5, 2008	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)