Form 10-Q
period 2008-09-30
C & F FINANCIAL CORP
filed 2008-11-05
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

At November 3, 2008, the latest practicable date for determination, 3,030,641 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$9,623	$11,115
Interest-bearing deposits in other banks	454	319
Federal funds sold	776	829

Total cash and cash equivalents	10,853	12,263
Securities-available for sale at fair value, amortized cost of $89,204 and $80,425, respectively	87,556	81,255
Loans held for sale, net	40,273	34,083
Loans, net	634,575	585,881
Federal Home Loan Bank stock	4,011	4,387
Corporate premises and equipment, net	31,350	32,854
Accrued interest receivable	4,899	5,069
Goodwill	10,724	10,724
Other assets	22,233	19,080

Total assets	$846,474	$785,596

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$89,597	$80,002
Savings and interest-bearing demand deposits	187,899	184,620
Time deposits	274,362	262,949

Total deposits	551,858	527,571
Short-term borrowings	46,700	21,968
Long-term borrowings	146,849	133,459
Trust preferred capital notes	20,620	20,620
Accrued interest payable	2,136	2,115
Other liabilities	13,926	14,639

Total liabilities	782,089	720,372

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,030,641 and 3,019,591 shares issued and outstanding, respectively)	2,991	2,979
Additional paid-in capital	429	—
Retained earnings	62,378	62,048
Accumulated other comprehensive (loss) income, net	(1,413)	197

Total shareholders’ equity	64,385	65,224

Total liabilities and shareholders’ equity	$846,474	$785,596

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$15,325	$15,932	$45,068	$45,158
Interest on money market investments	6	16	25	425
Interest and dividends on securities
U.S. government agencies and corporations	154	70	374	199
Tax-exempt obligations of states and political subdivisions	769	672	2,308	1,901
Corporate bonds and other	132	131	423	407

Total interest income	16,386	16,821	48,198	48,090

Interest expense
Savings and interest-bearing deposits	644	704	2,046	2,011
Certificates of deposit, $100 or more	998	1,213	3,099	3,573
Other time deposits	1,598	1,975	5,069	5,581
Borrowings	1,759	2,021	5,172	5,529
Trust preferred capital notes	320	172	994	509

Total interest expense	5,319	6,085	16,380	17,203

Net interest income	11,067	10,736	31,818	30,887

Provision for loan losses	3,145	1,800	8,717	4,690

Net interest income after provision for loan losses	7,922	8,936	23,101	26,197

Noninterest income
Gains on sales of loans	4,524	4,055	12,915	12,122
Service charges on deposit accounts	1,022	911	2,939	2,636
Other service charges and fees	959	981	2,826	3,168
Net gains on calls and sales of available for sale securities	168	1	221	10
Other-than-temporary impairment of available for sale securities	(1,522)	—	(1,522)	—
Other income	672	498	1,694	1,470

Total noninterest income	5,823	6,446	19,073	19,406

Noninterest expenses
Salaries and employee benefits	7,823	7,793	23,031	22,998
Occupancy expenses	1,466	1,475	4,553	4,498
Other expenses	3,523	2,929	10,004	8,566

Total noninterest expenses	12,812	12,197	37,588	36,062

Income before income taxes	933	3,185	4,586	9,541
Income tax expense	634	901	1,442	2,784

Net income	$299	$2,284	$3,144	$6,757

Per share data
Net income – basic	$.10	$.76	$1.05	$2.21
Net income – assuming dilution	$.10	$.73	$1.04	$2.12
Cash dividends paid and declared	$.31	$.31	$.93	$.93
Weighted average number of shares – basic	2,990,624	3,010,858	2,986,778	3,056,623
Weighted average number of shares – assuming dilution	3,009,277	3,134,598	3,028,604	3,187,264

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total
December 31, 2007	$2,979	$—		$62,048	$197	$65,224

Comprehensive income
Net income			$3,144	3,144		3,144
Other comprehensive loss, net of tax
Accretion of prepaid pension transition costs			1		1	1
Unrealized holding losses on securities, net of reclassification adjustment			(1,611)		(1,611)	(1,611)

Comprehensive income			$1,534

Purchase of common stock	(2)	(38)				(40)

Stock options exercised	14	252				266

Share-based compensation		215				215

Cash dividends				(2,814)		(2,814)

September 30, 2008	$2,991	$429		$62,378	$(1,413)	$64,385

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period	$(2,987)
Less: reclassification adjustment for net losses included in net income	(1,376)

Unrealized holding losses on securities, net of reclassification adjustment	$(1,611)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total
December 31, 2006	$3,159	$324		$64,402	$121	$68,006

Comprehensive income
Net income			$6,757	6,757		6,757
Other comprehensive loss, net of tax
Accretion of prepaid pension transition costs			9		9	9
Unrealized holding losses on securities, net of reclassification adjustment			(306)		(306)	(306)

Comprehensive income			$6,460

Purchase of common stock	(192)	(1,003)		(6,796)		(7,991)

Stock options exercised	22	455				477

Share-based compensation	224				224

Cash dividends				(2,838)		(2,838)

September 30, 2007	$2,989	$—		$61,525	$(176)	$64,338

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period	$(299)
Less: reclassification adjustment for gains included in net income	7

Unrealized holding losses on securities, net of reclassification adjustment	$(306)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$3,144	$6,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,836	1,920
Provision for loan losses	8,717	4,690
Share-based compensation	215	224
Amortization of prepaid pension transition costs	1	9
Accretion of discounts and amortization of premiums on investment securities, net	60	36
Net realized gains on calls and sales of securities	(221)	(10)
Other-than-temporary impairment of securities	1,522	—
Proceeds from sales of loans held for sale	583,978	680,267
Origination of loans held for sale	(590,168)	(658,589)
Gain on sales of corporate premises and equipment	(16)	—
Change in other assets and liabilities:
Accrued interest receivable	170	(499)
Other assets	546	(279)
Accrued interest payable	21	152
Other liabilities	(713)	(4,077)

Net cash provided by operating activities	9,092	30,601

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	16,120	3,925
Purchases of securities available for sale	(26,261)	(13,030)
Net redemptions (purchases) of Federal Home Loan Bank stock	376	(2,429)
Net increase in customer loans	(60,242)	(70,196)
Purchases of corporate premises and equipment	(401)	(2,042)
Disposals of corporate premises and equipment	85	22

Net cash used in investing activities	(70,323)	(83,750)

Financing activities:
Net increase (decrease) in demand, interest-bearing demand and savings deposits	12,874	(16,943)
Net increase in time deposits	11,413	18,263
Net increase in borrowings	38,122	45,962
Purchase of common stock	(40)	(7,991)
Proceeds from exercise of stock options	266	477
Cash dividends	(2,814)	(2,838)

Net cash provided by financing activities	59,821	36,930

Net decrease in cash and cash equivalents	(1,410)	(16,219)
Cash and cash equivalents at beginning of period	12,263	28,506

Cash and cash equivalents at end of period	$10,853	$12,287

Supplemental disclosure
Interest paid	$16,359	$17,051
Income taxes paid	$2,255	$2,863

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Share-Based Compensation: Compensation expense for the third quarter and first nine months of 2008 included $59,000 ($37,000 after tax) and $215,000 ($133,000 after tax), respectively, for options and restricted stock granted during 2008, 2007 and 2006. As of September 30, 2008, there was $1.0 million of total unrecognized compensation expense related to nonvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity for the nine months ended September 30, 2008 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2008	510,217	$32.17	5.8	$1,954
Exercised	13,950	$19.05

Options outstanding at September 30, 2008	496,267	$32.54	5.2	$314

Options exercisable at September 30, 2008	496,267	$32.54	5.2	$314

*	Weighted average

The total intrinsic value of in-the-money options exercised during the first nine months of 2008 was $101,000. Cash received from option exercises during the first nine months of 2008 was $266,000. The Corporation issues new shares to satisfy the exercise of stock options.

Note 2

Diluted net income per share has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on income available to common shareholders.

Note 3

During the first nine months of 2008, the Corporation purchased 1,600 shares of its common stock in open-market transactions at prices from $20.49 to $31.06 per share. During the first nine months of 2007, the Corporation purchased 192,020 shares of its common stock in negotiated and open-market transactions at prices from $37.25 to $45.07 per share.

Note 4

Securities in an unrealized loss position at September 30, 2008, by duration of the period of unrealized loss, are shown below. No impairment on the securities included in the table below has been recognized due to management’s intent and demonstrated ability to hold such securities to scheduled maturity or call dates and management’s evaluation that there is no permanent impairment in the value of these securities.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$9,355	$251	$—	$—	$9,355	$251
Mortgage-backed securities	682	2	—	—	682	2
Obligations of states and political subdivisions	38,871	2,088	320	12	39,191	2,100

Subtotal-debt securities	48,908	2,341	320	12	49,228	2,353

Preferred stock	350	39	—	—	350	39

Total temporarily impaired securities	$49,258	$2,380	$320	$12	$49,578	$2,392

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was attributable to fluctuations in interest rates. There are 165 debt securities totaling $49.2 million considered temporarily impaired at September 30, 2008. Because the Corporation has the intent and demonstrated ability to hold these investments until a recovery of unrealized losses, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

In the third quarter of 2008, the Corporation recognized a $1.5 million other-than-temporary impairment charge related to its investments in perpetual preferred stock of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The impairment in the holdings of these government-sponsored entities resulted from the decline in market value of these shares in connection with the federal government’s takeover of Fannie Mae and Freddie Mac in September 2008, along with the elimination of dividends on these shares. The market value of the Corporation’s preferred shares of Fannie Mae and Freddie Mac at September 30, 2008 after the other-than-temporary impairment charge was $36,000 and $44,000, respectively.

Securities in an unrealized loss position at December 31, 2007 are shown below by duration of the period of unrealized loss.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S government agencies and corporations	$—	$—	$1,235	$15	$1,235	$15
Mortgage-backed securities	—	—	790	16	790	16
Obligations of states and political subdivisions	11,323	67	2,334	24	13,657	91

Subtotal-debt securities	11,323	67	4,359	55	15,682	122

Preferred stock	988	218	482	113	1,470	331

Total temporarily impaired securities	$12,311	$285	$4,841	$168	$17,152	$453

Note 5

The Bank has a noncontributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended September 30,
	2008	2007
Service cost	$209	$194
Interest cost	110	96
Expected return on plan assets	(144)	(112)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	2
Amortization of net loss	—	4

Net periodic benefit cost	$175	$183

(in 000’s)	Nine Months Ended September 30,
	2008	2007
Service cost	$627	$582
Interest cost	330	288
Expected return on plan assets	(432)	(336)
Amortization of net obligation at transition	(3)	(3)
Amortization of prior service cost	3	6
Amortization of net loss	—	12

Net periodic benefit cost	$525	$549

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

The results of these other subsidiaries are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of dividends received on the Corporation’s investment in equity securities, the Fannie Mae and Freddie Mac impairment charge previously discussed and interest expense associated with the Corporation’s trust preferred capital notes. Segment information for the third quarter and first nine months of 2007 has been restated for the reclassification of the Corporation’s revenue and expenses from the Retail Banking segment to the Other segment in order to conform to the current year’s presentation.

(in 000’s)	Retail Banking	Three Months Ended September 30, 2008			Eliminations	Consolidated
		Mortgage Banking	Consumer Finance	Other
Revenues:
Interest income	$9,228	$510	$7,406	$45	$(803)	$16,386
Gains on sales of loans	—	4,539	—	—	(15)	4,524
Other	1,859	543	104	(1,207)	—	1,299

Total operating income	11,087	5,592	7,510	(1,162)	(818)	22,209

Expenses:
Interest expense	3,946	85	1,752	356	(820)	5,319
Provision for loan losses	500	75	2,570	—	—	3,145
Personnel expenses	3,509	2,903	1,195	202	14	7,823
Other	2,326	1,883	661	119	—	4,989

Total operating expenses	10,281	4,946	6,178	677	(806)	21,276

Income (loss) before income taxes	806	646	1,332	(1,839)	(12)	933
Provision for (benefit from) income taxes	19	245	506	(131)	(5)	634

Net income (loss)	$787	$401	$826	$(1,708)	$(7)	$299

Total assets	$681,350	$51,172	$179,979	$3,072	$(69,099)	$846,474
Capital expenditures	$14	$15	$—	$—	$—	$29

	Retail Banking	Three Months Ended September 30, 2007			Eliminations	Consolidated
(in 000’s)		Mortgage Banking	Consumer Finance	Other
Revenues:
Interest income	$10,363	$628	$6,783	$67	$(1,020)	$16,821
Gains on sales of loans	—	3,990	—	—	65	4,055
Other	1,303	630	106	352	—	2,391

Total operating income	11,666	5,248	6,889	419	(955)	23,267

Expenses:
Interest expense	4,312	224	2,350	242	(1,043)	6,085
Provision for loan losses	120	—	1,680	—	—	1,800
Personnel expenses	3,684	2,674	1,159	202	74	7,793
Other	2,094	1,570	664	76	—	4,404

Total operating expenses	10,210	4,468	5,853	520	(969)	20,082

Income (loss) before income taxes	1,456	780	1,036	(101)	14	3,185
Provision for income taxes	266	296	394	(55)	—	901

Net income (loss)	$1,190	$484	$642	$(46)	$14	$2,284

Total assets	$641,253	$42,354	$165,707	$79	$(75,236)	$774,157
Capital expenditures	$155	$41	$28	$—	$—	$224

(in 000’s)	Retail Banking	Nine Months Ended September 30, 2008			Eliminations	Consolidated
		Mortgage Banking	Consumer Finance	Other
Revenues:
Interest income	$27,366	$1,571	$21,532	$166	$(2,437)	$48,198
Gains on sales of loans	—	12,935	—	—	(20)	12,915
Other	4,650	1,647	358	(497)	—	6,158

Total operating income	32,016	16,153	21,890	(331)	(2,457)	67,271

Expenses:
Interest expense	12,070	319	5,370	1,113	(2,492)	16,380
Provision for loan losses	1,160	587	6,970	—	—	8,717
Personnel expenses	10,697	8,086	3,573	641	34	23,031
Other	6,896	5,324	2,006	331	—	14,557

Total operating expenses	30,823	14,316	17,919	2,085	(2,458)	62,685

Income (loss) before income taxes	1,193	1,837	3,971	(2,416)	1	4,586
Provision for (benefit from) income taxes	(382)	698	1,509	(383)	—	1,442

Net income (loss)	$1,575	$1,139	$2,462	$(2,033)	$1	$3,144

Total assets	$681,350	$51,172	$179,979	$3,072	$(69,099)	$846,474
Capital expenditures	$153	$215	$33	$—	$—	$401

	Retail Banking	Nine Months Ended September 30, 2007			Eliminations	Consolidated
(in 000’s)		Mortgage Banking	Consumer Finance	Other
Revenues:
Interest income	$29,600	$1,957	$19,063	$227	$(2,757)	$48,090
Gains on sales of loans	—	12,135	—	—	(13)	12,122
Other	3,801	2,065	344	1,074	—	7,284

Total operating income	33,401	16,157	19,407	1,301	(2,770)	67,496

Expenses:
Interest expense	12,008	837	6,389	783	(2,814)	17,203
Provision for loan losses	160	—	4,530	—	—	4,690
Personnel expenses	10,863	8,350	3,214	549	22	22,998
Other	6,340	4,647	1,820	257	—	13,064

Total operating expenses	29,371	13,834	15,953	1,589	(2,792)	57,955

Income (loss) before income taxes	4,030	2,323	3,454	(288)	22	9,541
Provision for income taxes	755	882	1,313	(169)	3	2,784

Net income (loss)	$3,275	$1,441	$2,141	$(119)	$19	$6,757

Total assets	$641,253	$42,354	$165,707	$79	$(75,236)	$774,157
Capital expenditures	$1,612	$190	$240	$—	$—	$2,042

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

Loans Held for Sale: Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains contractual commitments to sell all of these loans directly from the purchasing financial institutions. Premiums to be received under these commitments are indicative of the fact that cost is lower than fair value. At September 30, 2008, the entire balance of the Corporation’s loans held for sale was recorded at cost.

Impaired Loans: SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by Level 3 valuation inputs, such as appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned: Other real estate owned (“OREO”) is measured at fair value based on Level 3 valuation inputs, in accordance with the provisions of SFAS 157, less costs to sell.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Corporation does not expect the implementation of SFAS 162 to have a material effect on its consolidated financial statements.

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of FSP 157-2. The Corporation does not expect the implementation of FSP 157-2 to have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Corporation does not expect the implementation of FSP 142-3 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Corporation does not expect the implementation of FSP APB 14-1 to have a material effect on its consolidated financial statements.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

1)	interest rates

2)	general business and economic conditions, as well as conditions within the financial markets

3)	the legislative/regulatory climate

4)	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

5)	the quality or composition of the loan portfolios and the value of the collateral securing those loans

6)	the value of securities held in the Corporation’s investment portfolios

7)	the level of net charge-offs on loans

8)	demand for loan products

9)	deposit flows

10)	competition from both banks and non-banks

11)	demand for financial services in the Corporation’s market area

12)	technology

13)	reliance on third parties for key services

14)	the real estate market

15)	the Corporation’s expansion and technology initiatives and

16)	accounting principles, policies and guidelines

A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy generally. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. The Emergency Economic Stabilization Act of 2008 (“EESA”), which was enacted on October 3, 2008, provides the U.S. Secretary of the Treasury with broad authority to implement certain actions aimed at restoring stability and liquidity to U.S. markets. The EESA includes, among other things, the Treasury Capital Purchase Program, the Troubled Assets Relief Program and the FDIC Temporary Liquidity Guarantee Program. It is not clear at this time what impact these programs, or any additional programs that may be initiated in the future by the U.S. Treasury and other bank regulatory agencies, will have on the financial markets and the financial services industry or the Corporation’s business and financial performance. Although the Corporation currently has diverse sources of liquidity and its capital ratios exceed the minimum levels required for well-capitalized status, management is currently evaluating all aspects of programs under the EESA.

In addition, our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could exacerbate the market-wide liquidity crisis and could lead to losses or defaults by us or by other institutions. There is no assurance that any such losses would not materially adversely affect the Corporation’s results of operations.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less cost to sell if valuations indicate a further other-than-temporary deterioration in market conditions.

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

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Financial Performance Measures. For the Corporation, net income decreased to $299,000 for the third quarter of 2008, compared with net income of $2.3 million for the third quarter of 2007. Earnings per share assuming dilution decreased to 10 cents for the third quarter of 2008, compared to 73 cents for the third quarter of 2007. Net income decreased to $3.1 million for the first nine months of 2008, compared with net income of $6.8 million for the first nine months of 2007. Earnings per share assuming dilution decreased to $1.04 for the first nine months of 2008, compared to $2.12 for the first nine months of 2007. Net income for the third quarter and the first nine months of 2008 included a $1.5 million other-than-temporary impairment charge related to the Corporation’s investments in perpetual preferred stock of Fannie Mae and Freddie Mac. Excluding this impairment charge, the Corporation’s earnings were $1.8 million, or 61 cents per share assuming dilution, for the third quarter of 2008 and $4.7 million, or $1.54 per share assuming dilution, for the first nine months of 2008. Financial results for the third quarter and first nine months of 2008 were primarily affected by (1) a lower net interest margin attributable to the earlier interest rate cuts by the Federal Reserve Bank and the strong competition for deposits resulting from the reduction in liquidity throughout the financial markets and (2) significantly higher provisions for loan losses at each of the Corporation’s core business segments as a result of the overall condition of the housing and economic environment in the United States and our market areas.

The Corporation’s ROE and ROA, on an annualized basis, were 1.82 percent and 0.14 percent (11.07 percent and 0.87 percent, adjusted to exclude the effect of the impairment charge), respectively, for the third quarter of 2008, compared with 14.21 percent and 1.21 percent, respectively, for the third quarter of 2007. For the first nine months of 2008, on an annualized basis, the Corporation’s ROE was 6.38 percent and its ROA was 0.52 percent (9.47 percent and 0.77 percent, adjusted to exclude the effect of the impairment charge), compared with a 13.82 percent ROE and a 1.22 percent ROA for the first nine months of 2007. The decline in these measures resulted from lower earnings in 2008, coupled with asset growth.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Third quarter net income for the Retail Banking segment was $787,000 in 2008, compared to $1.19 million in 2007. Net income for the first nine months of 2008 was $1.58 million, compared to $3.28 million for the first nine months of 2007. The decline in quarterly and year-to-date earnings for 2008 included the effects of (1) net interest margin compression resulting from the reductions in interest rates by the Federal Reserve Bank, competition for loans and competition for deposits, (2) a year-to-date 2008 provision for loan losses of $1.16 million, of which $500,000 was recognized in the third quarter of 2008, attributable to credit issues resulting from the general slow down in the economy, and more specifically two commercial loan relationships, both secured by real estate, that have been placed on nonaccrual status, compared to $120,000 and $160,000 for the third quarter and first nine months of 2007, respectively, (3) higher assessments for deposit insurance resulting from the FDIC’s implementation of its amended assessment system, (4) higher expenses associated with the enhancement of our internet banking services, and (5) higher loan expenses and foreclosed properties expenses primarily resulting from the ongoing work-out of one of the commercial relationships previously mentioned. The effects of these factors were offset in part by an increase in earning assets and a lower effective income tax rate resulting from higher tax-exempt income on securities and loans as a percentage of pretax income.

The combination of declining short-term interest rates and increased competition for deposits has resulted in a pricing disparity between loans and deposits. Interest rate cuts made by the Federal Reserve Bank since September 2007 immediately reduced the Bank’s yields on variable rate loans without a corresponding reduction in deposit costs. As fixed-rate deposits matured in the third quarter of 2008, the Corporation’s funding costs stabilized and began to decline, which relieved some pressure on net interest margin. However, the 50 basis point interest rate cuts by the Federal Reserve on both October 8 and October 29, 2008 will have an immediate effect of reducing the Bank’s future net interest margin. The Corporation has access to diverse sources of liquidity, which provides flexibility in managing funds and responding to deposit fluctuations. The increase in the Bank’s provision for loan losses was attributable in part to our evaluation of our overall loan portfolio in light of general economic conditions, as well as the two commercial relationships mentioned above. One of these relationships has resulted in $1.86 million in foreclosed properties, which were written down to net realizable value at the time they were transferred to real estate owned. The Bank will incur ongoing maintenance expenses associated with holding these properties, and additional write-downs may be necessary if market conditions deteriorate further.

Mortgage Banking: Third quarter net income for the Mortgage Banking segment, which consists of C&F Mortgage Corporation (the “Mortgage Company”), was $401,000 in 2008 compared to $484,000 in 2007. Net income for the first nine months of 2008 was $1.14 million compared to $1.44 million for the first nine months of 2007. The decline in 2008 earnings included the effects of (1) the downturn in the housing market on loan origination volume, which declined 4.2 percent and 10.4 percent for the third quarter and first nine months of 2008, respectively, (2) a year-to-date 2008 provision for loan losses of $587,000, of which $75,000 was recognized in the third quarter of 2008, in connection with loan repurchases, compared to no provision for loan losses in the comparable periods of 2007, (3) a year-to-date 2008 write-down of $137,000 in the carrying value of OREO to fair value less cost to sell, of which $7,000 was expensed in the third quarter of 2008, and (4) a year-to-date 2008 provision for estimated indemnification losses of $775,000, of which $401,000 was recognized in the third quarter of 2008, compared to $93,000 and $56,000 for the first nine months and the third quarter of 2007, respectively. While we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines, we cannot eliminate the possibility that a prolonged period of payment defaults and foreclosures will result in an increase in requests for repurchases and the need for additional provisions in the future.

While the mortgage banking industry has experienced significant operational problems and losses over the past year, our Mortgage Banking segment has continued to contribute to the Corporation’s net income. For the third quarter of 2008, the amount of loan originations at the Mortgage Company resulting from refinancings was $37.6 million compared to $55.7 million for the third quarter of 2007. Loans originated for new and resale home purchases for these two periods were $160.4 million and $150.9 million, respectively. For the first nine months of 2008, the amount of loan originations at the Mortgage Company resulting from refinancings was $155.3 million compared to $178.1 million for the first nine months of 2007. Loans originated for new and resale home purchases for these two time periods were $434.9 million and $480.5 million, respectively. Despite the overall decline in 2008 origination volume, gains on sales of loans during 2008 were higher than 2007 due to higher profit margins on the types of products available to borrowers in the current economic environment. The decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, is expected to temper demand for the foreseeable future. However, as a result of the consolidation within the mortgage banking industry, the Mortgage Company has attracted new mortgage origination talent and we believe that these additions provide the potential for increased loan production in the long term.

Consumer Finance: Third quarter net income for the Consumer Finance segment, which consists of C&F Finance Company (the “Finance Company”), was $826,000 compared to $642,000 in 2007. Net income for the first nine months of 2008 was $2.5 million, compared with $2.1 million for the first nine months of 2007. The earnings improvement in 2008 resulted from an approximate 18.0 percent increase in average consumer finance loans outstanding and an increase in net interest margin. The Finance Company has benefited from strong loan demand and the decline in short-term interest rates in 2008. Its fixed-rate loan portfolio is partially funded by a line of credit indexed to LIBOR. Therefore, its cost of funds has declined and its margins have increased during 2008. However, the recent upward trend in LIBOR could negatively affect the Finance Company’s future net interest margin. The Finance Company has experienced higher loan charge-offs in 2008 compared to 2007, which, in combination with loan growth, has resulted in a higher provision for loan losses in 2008. Controlling charge-offs within the Finance Company’s loan portfolio will be the significant factor in realizing improved earnings in the future. If the current economic slowdown intensifies in the Finance Company’s markets, we would expect more delinquencies and repossessions. Depending on the severity of any further downturn in the economy, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans could result, which would weaken collateral coverage and increase the amount of losses in the event of default.

Other: The third quarter net loss of this segment was $1.71 million in 2008 compared to a net loss of $46,000 in the third quarter of 2007. The net loss for the first nine months of 2008 was $2.03 million, compared to a net loss of $119,000 for the first nine months of 2007. The net loss in 2008 included an increase in interest expense associated with the holding company’s issuance of additional trust preferred capital in December 2007. It also included the $1.5 million impairment charge related to the holding company’s investments in perpetual preferred stock of Fannie Mae and Freddie Mac, as previously described. Because this charge was designated as a capital loss for income tax purposes, no income tax benefit was recognized in the third quarter of 2008. The EESA provides tax relief to banking organizations that have suffered losses on preferred holdings of Fannie Mae and Freddie Mac by changing the character of these losses from capital to ordinary for federal income tax purposes. Therefore, the Corporation will record approximately $578,000 of deferred income tax benefit in the fourth quarter of 2008, the period of enactment of the new law.

Capital Management. Total shareholders’ equity decreased $839,000 to $64.4 million at September 30, 2008, compared to $65.2 million at December 31, 2007. This decrease was primarily attributable to dividends to shareholders of $2.8 million and unrealized holding losses on securities of $1.6 million, which were offset in part by net income of $3.1 million.

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

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

	Three Months Ended
	September 30, 2008		September 30, 2007
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$94,282	6.23%	$76,713	6.48%
Loans held for sale	29,129	6.14	33,054	6.73
Loans	654,523	9.10	581,878	10.49
Interest-bearing deposits in other banks	673	1.76	1,046	5.35
Federal funds sold	696	1.77	166	4.82

Total earning assets	$779,303	8.63%	$692,857	9.85%

Time and savings deposits	$463,413	2.80%	$451,219	3.45%
Borrowings	206,402	4.03	136,498	6.43

Total interest-bearing liabilities	$669,815	3.18%	$587,717	4.14%

Net interest margin		5.90%		6.34%

	Nine Months Ended
	September 30, 2008		September 30, 2007
(in 000’s)	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$91,482	6.35%	$72,139	6.59%
Loans held for sale	30,843	5.88	36,881	6.71
Loans	627,734	9.29	553,523	10.43
Interest-bearing deposits in other banks	770	2.47	10,737	5.25
Federal funds sold	636	2.24	56	4.76

Total earning assets	$751,465	8.78%	$673,336	9.73%

Time and savings deposits	$457,684	2.98%	$448,134	3.32%
Borrowings	188,960	4.35	126,382	6.37

Total interest-bearing liabilities	$646,644	3.38%	$574,516	3.99%

Net interest margin		5.88%		6.32%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following tables show the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the third quarter of 2007 to the third quarter of 2008 and from the first nine months of 2007 to the first nine months of 2008. Rate/volume variances, the third element in the calculation, are not shown separately in the tables, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include nonaccrual loans.

	Three Months Ended September 30, 2008
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(38)	$265	$227
Loans	(2,132)	1,661	(471)
Interest-bearing deposits in other banks and federal funds sold	(11)	1	(10)

Total interest income	(2,181)	1,927	(254)

Interest expense:
Time and savings deposits	(699)	47	(652)
Borrowings	(996)	882	(114)

Total interest expense	(1,695)	929	(766)

Change in net interest income	$(486)	$998	$512

	Nine Months Ended September 30, 2008
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(121)	$908	$787
Loans	(4,951)	4,927	(24)
Interest-bearing deposits in other banks and federal funds sold	(149)	(251)	(400)

Total interest income	(5,221)	5,584	363

Interest expense:
Time and savings deposits	(1,112)	161	(951)
Borrowings	(2,282)	2,410	128

Total interest expense	(3,394)	2,571	(823)

Change in net interest income	$(1,827)	$3,013	$1,186

Net interest income, on a taxable-equivalent basis, for the third quarter of 2008 was $11.5 million compared to $11.0 million for the third quarter of 2007. Net interest income, on a taxable-equivalent basis, for the first nine months of 2008 was $33.1 million compared to $31.9 million for the first nine months of 2007. The higher net interest income resulted primarily from increases of 12.5 percent and 11.6 percent in the average balance of interest-earning assets for the third quarter and first nine months of 2008, respectively, compared with the same periods in 2007. The benefit of this growth was partially offset by a decrease in net interest margin to 5.90 percent in the third quarter of 2008 from 6.34 percent in the third quarter of 2007 and to 5.88 percent in the first nine months of 2008 from 6.32 percent in the first nine months of 2007. The decrease in the net interest margin was a result of a decline in the yield on interest-earning assets that exceeded the decline in the interest rate paid on interest-bearing liabilities. The combination of rapidly declining short-term interest rates and increased competition for deposits in 2008 has resulted in a pricing disparity between loans and deposits, which has lowered net interest margin.

Average loans held for investment increased $72.6 million and $74.2 million in the third quarter and the first nine months of 2008, respectively, compared to the same periods in 2007. The Retail Banking segment’s average loan portfolio increased $51.0 million in the third quarter of 2008 and $45.6 million in the first nine months of 2008, compared to the same periods in 2007. This increase was mainly attributable to residential mortgage loan and commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $20.0 million in the third quarter of 2008 and $25.2 million in the first nine months of 2008, compared to the same periods in 2007. This increase was attributable to overall growth at existing locations and the expansion into new markets in 2007. The Mortgage Banking segment’s average loan portfolio increased $1.7 million in the third quarter of 2008 and $3.4 million in the first nine months of 2008, compared to the same periods in 2007. This increase was attributable to short-term bridge loans, a new product introduced in 2007, and repurchased loans. Average loans held for sale at the Mortgage Banking segment decreased $3.9 million in the third quarter of 2008 and $6.0 million in the first nine months of 2008, compared to the same periods in 2007. This decrease occurred in response to loan demand. For the third quarter and the first nine months of 2008, the overall yield on loans held for investment at all our business segments and loans held for sale at the Mortgage Banking segment decreased as a result of a general decrease in interest rates.

Average securities available for sale increased $17.6 million and $19.3 million in the third quarter and the first nine months of 2008, respectively, compared to the same periods in 2007. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio. This resulted from a plan to increase the Bank’s securities portfolio as a percentage of total assets. The lower yields in 2008 resulted from the current interest rate environment in which securities purchases were made at yields less than those being called. In addition, securities yields for the first nine months of 2007 included the receipt of seven quarters of previously-suspended dividends from one preferred stock holding.

Average interest-earning deposits at other banks, primarily the FHLB, decreased $373,000 and $10.0 million in the third quarter and the first nine months of 2008, respectively, compared to the same periods in 2007. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand, an increase in the securities portfolio, and improved cash management strategies. The average yield on interest-earning deposits at other banks decreased in 2008 due to declines in short-term interest rates since September 2007.

Average interest-bearing customer deposits increased $12.2 million and $9.6 million in the third quarter and the first nine months of 2008, respectively, compared to the same periods in 2007. The majority of the growth has occurred in lower-rate transaction accounts as opposed to higher-costing certificates of deposit. The average cost of deposits declined 65 basis points and 34 basis points in the third quarter and the first nine months of 2008, respectively, compared to the same periods in 2007. As sources of wholesale funding available to the financial services industry have diminished since mid-2007, competition for deposits within the industry has intensified and rates on time deposits have been slower to decline than short-term interest rates. However, as time deposits matured during the third quarter of 2008, deposit rates began to decline.

Average borrowings increased $69.9 million and $62.6 million in the third quarter and the first nine months of 2008, respectively, compared to the same periods in 2007. This increase was attributable to increased use of the third-party line of credit by the Consumer Finance segment to fund loan growth, increased use of borrowings from the FHLB and the Federal Reserve Bank to fund loan growth at the Retail Banking and Consumer Finance segments, and the issuance of trust preferred capital securities in late 2007 for general corporate purposes, including the refinancing of existing debt. A portion of these borrowings is indexed to short-term interest rates and reprices as short-term interest rates change. Accordingly, the average cost of borrowings decreased 240 basis points and 202 basis points during the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.

Interest rates will be a significant factor influencing the performance of all of the Corporation’s business segments during the remainder of 2008. The 50 basis point interest rate cuts by the Federal Reserve on both October 8 and October 29, 2008 will have an immediate effect of reducing the Retail Banking segment’s net interest margin because the Corporation’s cost of deposits and fixed rate borrowings will not decline in tandem with the decline in yields on the Corporation’s adjustable-rate loans. As fixed-rate deposits mature over the next several months, they are expected to reprice at lower interest rates, which should reduce funding costs and relieve some pressure on the net interest margin. However, additional short-term interest rate reductions may result in continued net interest margin compression at the Retail Banking segment. We also expect that declining economic conditions may result in lower overall loan growth.

Noninterest Income

	Three Months Ended September 30, 2008
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,539	$—	$(15)	$4,524
Service charges on deposit accounts	1,022	—	—	—	1,022
Other service charges and fees	414	542	3	—	959
Gains on calls and sales of available for sale securities	156	—	—	12	168
Impairment of Fannie Mae and Freddie Mac preferred stock	—	—	—	(1,522)	(1,522)
Other income	267	1	101	303	672

Total noninterest income	$1,859	$5,082	$104	$(1,222)	$5,823

	Three Months Ended September 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,990	$—	$65	$4,055
Service charges on deposit accounts	911	—	—	—	911
Other service charges and fees	360	633	(12)	—	981
Gains on calls of available for sale securities	1	—	—	—	1
Other income	31	(3)	118	352	498

Total noninterest income	$1,303	$4,620	$106	$417	$6,446

	Nine Months Ended September 30, 2008
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$12,935	$—	$(20)	$12,915
Service charges on deposit accounts	2,939	—	—	—	2,939
Other service charges and fees	1,175	1,645	6	—	2,826
Gains on calls and sales of available for sale securities	209	—	—	12	221
Impairment of Fannie Mae and Freddie Mac preferred stock	—	—	—	(1,522)	(1,522)
Other income	327	2	352	1,013	1,694

Total noninterest income	$4,650	$14,582	$358	$(517)	$19,073

	Nine Months Ended September 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$12,135	$—	$(13)	$12,122
Service charges on deposit accounts	2,636	—	—	—	2,636
Other service charges and fees	1,009	2,067	92	—	3,168
Gains on calls of available for sale securities	10	—	—	—	10
Other income	146	(2)	252	1,074	1,470

Total noninterest income	$3,801	$14,200	$344	$1,061	$19,406

Total noninterest income for the third quarter and the first nine months of 2008 decreased $623,000 and $333,000, respectively, compared to the same periods in 2007. The decrease primarily resulted from a $1.5 million other-than-temporary impairment in the Corporation’s holdings of perpetual preferred stock of Fannie Mae and Freddie Mac, as previously described. The impairment charge at the Corporation’s holding company offset increases in other income in the Retail Banking and Mortgage Banking segments. Noninterest income at the Retail Banking segment for the third quarter and the first nine months of 2008 increased 42.7 percent and 22.3 percent, respectively, compared to the same periods in 2007, as a result of higher customer usage and a pricing increase of the Bank’s overdraft protection program, higher usage of bank card and ATM services, a higher number of investment securities calls at premium call rates, gains on sales of pre-refunded available-for-sale securities, and a gain on the sale of the Bank’s credit card portfolio. Noninterest income at the Mortgage Banking segment for the third quarter and the first nine months of 2008 increased 10.0 percent and 2.7 percent, respectively, compared to the same periods in 2007, as a result of higher gains on sales of loans, which was attributable to higher profit margins on loans originated and sold. The increase in gains was offset in part by lower volume-dependent ancillary fees.

Noninterest Expenses

	Three Months Ended September 30, 2008
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,509	$2,903	$1,195	$216	$7,823
Occupancy expense	858	507	95	6	1,466
Other expenses	1,468	1,376	566	113	3,523

Total noninterest expense	$5,835	$4,786	$1,856	$335	$12,812

	Three Months Ended September 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,684	$2,674	$1,159	$276	$7,793
Occupancy expense	935	431	103	6	1,475
Other expenses	1,159	1,139	561	70	2,929

Total noninterest expense	$5,778	$4,244	$1,823	$352	$12,197

	Nine Months Ended September 30, 2008
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,697	$8,086	$3,573	$675	$23,031
Occupancy expense	2,741	1,491	303	18	4,553
Other expenses	4,155	3,833	1,703	313	10,004

Total noninterest expense	$17,593	$13,410	$5,579	$1,006	$37,588

	Nine Months Ended September 30, 2007
(in 000’s)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,863	$8,350	$3,214	$571	$22,998
Occupancy expense	2,849	1,356	273	20	4,498
Other expenses	3,491	3,291	1,547	237	8,566

Total noninterest expense	$17,203	$12,997	$5,034	$828	$36,062

Total noninterest expense for the third quarter and the first nine months of 2008 increased 5.0 percent and 4.2 percent, respectively, compared to the same periods in 2007. The Retail Banking segment reported an increase in total noninterest expense in 2008 that was primarily attributable to higher assessments for deposit insurance resulting from the FDIC’s implementation of its amended assessment system, higher expenses associated with the enhancement of our internet banking services, and higher loan and foreclosed properties expenses primarily resulting from the ongoing work-out of one commercial relationship discussed above. The Mortgage Banking segment reported an increase in total noninterest expense in 2008 that was attributable to higher rent expense, a write-down in the carrying value of certain OREO, and an increase in the provision for estimated indemnification losses. The Consumer Finance segment reported an increase in total noninterest expense in 2008 that was primarily attributable to higher personnel and operating expenses to support growth and technology enhancements.

Income Taxes

Income tax expense for the third quarter of 2008 totaled $634,000, resulting in an effective tax rate of 68.0 percent, compared to $901,000, or 28.3 percent, for the third quarter of 2007. Income tax expense for the first nine months of 2008 totaled $1.4 million, resulting in an effective tax rate of 31.4 percent, compared to $2.8 million, or 29.2 percent, for the first nine months of 2007. The increase in the effective tax rate during the third quarter and first nine months of 2008 resulted from the designation of the other-than-temporary impairment charge in preferred stock of Fannie Mae and Freddie Mac as a capital loss for income tax purposes. The EESA, enacted on October 3, 2008, provides tax relief to banking organizations that have suffered losses on preferred holdings of Fannie Mae and Freddie Mac by changing the character of these losses from capital to ordinary for federal income tax purposes. Therefore, the Corporation will record approximately $578,000 of deferred income tax benefit in the fourth quarter of 2008, the period of enactment of the new law.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduces the allowance. The following tables summarize the allowance activity for the periods indicated:

	Three Months Ended September 30, 2008
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$5,598	$11,929	$17,527
Provision for loan losses	575	2,570	3,145

	6,173	14,499	20,672

Loans charged off	(297)	(2,706)	(3,003)
Recoveries of loans previously charged off	21	396	417

Net loans charged off	(276)	(2,310)	(2,586)

Allowance, end of period	$5,897	$12,189	$18,086

	Three Months Ended September 30, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,301	$10,528	$14,829
Provision for loan losses	120	1,680	1,800

	4,421	12,208	16,629

Loans charged off	(41)	(1,708)	(1,749)
Recoveries of loans previously charged off	137	422	559

Net loans charged off	96	(1,286)	(1,190)

Allowance, end of period	$4,517	$10,922	$15,439

	Nine Months Ended September 30, 2008
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,743	$11,220	$15,963
Provision for loan losses	1,747	6,970	8,717

	6,490	18,190	24,680

Loans charged off	(672)	(7,138)	(7,810)
Recoveries of loans previously charged off	79	1,137	1,216

Net loans charged off	(593)	(6,001)	(6,594)

Allowance, end of period	$5,897	$12,189	$18,086

	Nine Months Ended September 30, 2007
(in 000’s)	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,326	$9,890	$14,216
Provision for loan losses	160	4,530	4,690

	4,486	14,420	18,906

Loans charged off	(172)	(4,759)	(4,931)
Recoveries of loans previously charged off	203	1,261	1,464

Net loans charged off	31	(3,498)	(3,467)

Allowance, end of period	$4,517	$10,922	$15,439

During the first nine months of 2008, there was an $1.2 million increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2007, and the provision for loan losses increased $1.6 million and $455,000 in the first nine months and third quarter of 2008, respectively, compared to the same periods in 2007. These increases were attributable to loan growth at the Bank and an increase in nonaccrual loans at both the Bank and the Mortgage Company as discussed below. In addition, net charge-offs in 2008 increased $624,000 and $372,000 in the first nine months and third quarter of 2008, respectively, compared to the same periods in 2007.

The net charge-offs in 2008 for the combined Retail Banking and Mortgage Banking segments included write downs of certain loans to fair market value less cost to sell at the date of their foreclosure. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, although additional provisions may become necessary depending on future economic events.

The Consumer Finance segment’s allowance for loan losses increased to $12.2 million since December 31, 2007, and its provision for loan losses increased $2.4 million and $890,000 in the first nine months and third quarter of 2008, respectively, compared to the same periods in 2007. The increase in the provision for loan losses was attributable to higher net charge-offs in 2008 and loan growth. The higher net charge-offs in 2008 were attributable to a decline in the recovery rate on the sale of repossessed vehicles, coupled with an increase in the number of vehicles repossessed in 2008 mainly as a result of declining economic conditions. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible, although additional provisions may be come necessary depending on future economic events.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	September 30, 2008	December 31, 2007
Nonaccrual loans*-Retail Banking	$12,133	$495

Nonaccrual loans*-Mortgage Banking	1,663	732

OREO**-Retail Banking	1,972	—

OREO**-Mortgage Banking	623	—

Total nonperforming assets	$16,391	$1,227
Accruing loans* past due for 90 days or more	912	$578
Total loans*	$478,477	$441,648
Allowance for loan losses	$5,897	$4,743

Nonperforming assets to total loans* and OREO**	3.41%	0.28%
Allowance for loan losses to total loans*	1.23	1.07
Allowance for loan losses to nonaccrual loans*	42.74	386.55

*	Loans exclude Consumer Finance segment loans presented below.
**	Real estate owned is recorded at its fair market value less cost to sell.

Consumer Finance

(in 000’s)	September 30, 2008	December 31, 2007
Nonaccrual loans	$990	$1,388
Accruing loans past due for 90 days or more	$—	$—
Total loans	$174,184	$160,196
Allowance for loan losses	$12,189	$11,220

Nonaccrual consumer finance loans to total consumer finance loans	0.57%	0.87%
Allowance for loan losses to total consumer finance loans	7.00	7.00

Nonperforming assets of the Retail Banking segment totaled $14.1 million at September 30, 2008, compared to $495,000 at December 31, 2007. The largest component of the Bank’s nonaccrual loans is an $11.2 million commercial relationship, which is secured by residential and commercial real estate. We believe the Bank has provided adequate loan loss reserves based on current appraisals of the collateral. The largest component of the Bank’s foreclosed properties is $1.86 million of residential properties associated with another commercial relationship. These properties have been written down to their estimated fair value based upon current appraisals less selling costs. Additional properties securing loans associated with this relationship have yet to be conveyed to the Bank and appropriate loan loss reserves have been established. Nonperforming assets of the Mortgage Banking segment totaled $2.3 million at September 30, 2008, compared to $732,000 at December 31, 2007. This increase resulted from loans that were repurchased from investors.

There has been a $398,000 decline in nonaccrual loans at the Consumer Finance segment since December 31, 2007, and the allowance for loan losses increased from $11.2 million at December 31, 2007 to $12.2 million at September 30, 2008. The higher provision for loan losses in 2008 maintained the ratio of the allowance for loan losses to total consumer finance loans at the December 31, 2007 level of 7.00 percent.

FINANCIAL CONDITION

At September 30, 2008, the Corporation had total assets of $846.5 million compared to $785.6 million at December 31, 2007. The increase was principally a result of an increase in loans held for investment at the Retail Banking and Consumer Finance segments, loans held for sale at the Mortgage Banking segment and an increase in investment securities at the Retail Banking segment. Asset growth was funded with increased deposits and borrowings.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(in 000’s)	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Real estate - mortgage	$141,270	22%	$123,239	20%
Real estate - construction	27,155	4	26,719	4
Commercial, financial and agricultural[1]	272,911	42	257,951	43
Equity lines	28,279	4	25,282	4
Consumer	9,161	1	8,991	2
Consumer-Consumer Finance	174,184	27	160,196	27

Total loans	652,960	100%	602,378	100%

Less unearned loan fees	(299)		(534)
Less allowance for loan losses
Retail and Mortgage Banking	(5,897)		(4,743)
Consumer Finance	(12,189)		(11,220)

Total loans, net	$634,575		$585,881

[1]	Includes commercial loans, acquisition and development loans, and builder lines secured by real estate.

The increase in loans held for investment occurred predominantly in (1) the variable-rate category of commercial loans and (2) the fixed-rate categories of residential mortgage loans at the Bank and consumer loans at the Finance Company. Typically, growth in the variable-rate categories will negatively impact net interest income in a declining interest rate environment and growth in the fixed-rate categories will negatively impact net interest income in a rising interest rate environment. However, fixed-rate consumer loans at the Finance Company are partially funded by variable-rate borrowings; therefore, net interest margin will be favorably impacted in a declining interest rate environment.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(in 000’s)	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$11,360	13%	$7,467	9%
Mortgage-backed securities	2,401	3	1,771	2
Obligations of states and political subdivisions	72,046	82	68,150	84

Total debt securities	85,807	98	77,388	95
Preferred stock	1,749	2	3,867	5

Total available for sale securities	$87,556	100%	$81,255	100%

Growth in debt securities occurred in the Bank’s portfolio of guaranteed U.S. government agency securities and obligations of states and political subdivisions. The decline in preferred stock was primarily attributable to the $1.5 million other-than-temporary impairment in the Corporation’s holdings of perpetual preferred stock of Fannie Mae and Freddie Mac, as previously described.

Deposits

Deposits totaled $551.9 million at September 30, 2008, compared to $527.6 million at December 31, 2007. This increase occurred in lower-costing transaction deposits as a result of our deposit strategies that emphasize retention of multi-service customer relationships. Brokered certificates of deposit increased from $3.0 million at December 31, 2007 to $15.5 million at September 30, 2008.

Borrowings

Borrowings totaled $214.2 million at September 30, 2008, compared to $176.0 million at December 31, 2007. This increase was attributable to funding for loan growth at the Retail Banking and Consumer Finance segments.

Off-Balance Sheet Arrangements

As of September 30, 2008, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations

As of September 30, 2008, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $59.4 million at September 30, 2008. The Corporation’s funding sources consist of an established federal funds line with a regional correspondent bank of $14.0 million that had no outstanding balance as of September 30, 2008, an established federal funds line with a third-party bank of $10.0 million that had no outstanding balance as of September 30, 2008, a repurchase agreement with a third-party financial institution that had $5.0 million outstanding as of September 30, 2008, an established line with the FHLB that had $57.2 million outstanding under a total line of $130.1 million as of September 30, 2008, a revolving line of credit with a third-party bank that had $94.3 million outstanding under a total line of $120.0 million as of September 30, 2008 and a newly-established line with the Federal Reserve Bank that had $33.3 million outstanding under a total line of $48.3 million as of September 30, 2008. We have no reason to believe these arrangements will not be renewed at maturity, and we believe they are adequate for the foreseeable future.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total Capital (to Risk-Weighted Assets)
Corporation	$84,298	12.3%	$54,822	8.0%	N/A	N/A
Bank	79,784	11.7	54,437	8.0	$68,047	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	73,959	10.8	27,411	4.0	N/A	N/A
Bank	71,160	10.5	27,219	4.0	40,828	6.0
Tier 1 Capital (to Average Assets)
Corporation	73,959	8.9	33,134	4.0	N/A	N/A
Bank	71,160	8.6	32,933	4.0	41,167	5.0

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Corporation	$82,376	12.8%	$51,564	8.0%	N/A	N/A
Bank	76,898	12.1	51,073	8.0	$63,841	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	72,296	11.2	25,782	4.0	N/A	N/A
Bank	68,819	10.8	25,537	4.0	38,305	6.0
Tier 1 Capital (to Average Assets)
Corporation	72,296	9.4	30,835	4.0	N/A	N/A
Bank	68,819	9.0	30,633	4.0	38,291	5.0

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures for the first nine months and third quarter of 2008 throughout this Form 10-Q which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion of a significant impairment charge recognized in a single accounting period permits a comparison of results for ongoing business operations, and it is on this basis that we internally assess the Corporation’s performance and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-Q enhance investors’ understandings of the Corporation’s performance, these non-GAAP financial measures should not be considered a substitute for GAAP financial measures.

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands, except for per share data)

		For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	*	2008	2007	2008	2007
Net Income and Earnings Per Share
Net income (GAAP)	A	$299	$2,284	$3,144	$6,757
Other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock (GAAP)		1,522	—	1,522	—

Net income, excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B	$1,821	$2,284	$4,666	$6,757

Weighted average shares – assuming dilution (GAAP)	C	3,009	3,135	3,029	3,187
Weighted average shares – basic (GAAP)	D	2,991	3,011	2,987	3,057
Earnings per share – assuming dilution GAAP	A/C	$0.10	$0.73	$1.04	$2.12
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B/C	$0.61	$0.73	$1.54	$2.12
Earnings per share – basic GAAP	A/D	$0.10	$0.76	$1.05	$2.21
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B/D	$0.61	$0.76	$1.56	$2.21

Reconciliation of Non-GAAP Financial Measures (Continued)

(dollars in thousands, except for per share data)

		For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	*	2008	2007	2008	2007
Annualized Return on Average Assets
Average assets (GAAP)	E	$838,458	$755,125	$812,499	$737,204
Annualized return on average assets
GAAP	(A/E)*4	0.14%	1.21%
GAAP	(A/E)/.75			0.52%	1.22%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	(B/E)*4	0.87%	1.21%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	(B/E)/.75			0.77%	1.22%

Annualized Return on Average Equity
Average equity (GAAP)	F	$65,819	$64,310	$65,701	$65,185
Annualized return on average equity
GAAP	(A/F)*4	1.82%	14.21%
GAAP	(A/F)/.75			6.38%	13.82%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	(B/F)*4	11.07%	14.21%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	(B/F)/.75			9.47%	13.82%

*	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Non-GAAP Financial Measures are calculated.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following is added to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007:

A continuation or further deterioration of the current economic environment could adversely impact our financial condition and results of operations.

A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Corporation’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not clear at this time what impact the EESA or other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies that have been announced, or any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Corporation.

Deterioration in the soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could exacerbate the market-wide liquidity crisis and could lead to losses or defaults by us or by other institutions. There is no assurance that any such losses would not materially adversely affect the Corporation’s results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]
July 1-31, 2008	—	$—	—	100,000
August 1-31, 2008	200	20.49	200	99,800
September 1-30, 2008	800	21.83	800	99,000

Total	1,000	$21.56	1,000

[1]

On July 24, 2008, the Corporation’s board of directors authorized the purchase of up to 100,000 shares of the Corporation’s common stock over the twelve months ending July 23, 2009. The stock may be purchased in the open market or through privately-negotiated transactions as management and the board of directors deem prudent. The Corporation’s previous authorization for the purchase of up to 150,000 shares expired on July 16, 2008 with 55,400 shares having been purchased.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

10.19	Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date	November 3, 2008	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date	November 3, 2008	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)