Form 10-K
period 2008-12-31
C & F FINANCIAL CORP
filed 2009-03-09
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $66,512,458.

There were 3,039,941 shares of common stock outstanding as of February 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 16, 2009 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 21, 2009 are incorporated by reference in Part III of this report.

PART I

ITEM 1.	BUSINESS

General

C&F Financial Corporation (the Corporation) is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole operating subsidiary, Citizens and Farmers Bank (C&F Bank or the Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. The Bank has the following five wholly-owned subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

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

The Corporation also owns two non-operating subsidiaries, C&F Financial Statutory Trust II (Trust II) formed in December 2007 and C&F Financial Statutory Trust I (Trust I) formed in July 2005. These trusts were formed for the purpose of issuing $10.0 million each of trust preferred capital securities in private placements to institutional investors. These trusts are unconsolidated subsidiaries of the Corporation and their principal assets are $10.3 million each of the Corporation’s junior subordinated debt securities (referred to herein as “trust preferred capital notes,”) that are reported as liabilities of the Corporation.

Retail Banking

We provide retail banking services at the Bank’s main office in West Point, Virginia, and 17 Virginia branches located one each in Chester, Hampton, Mechanicsville, Midlothian, Newport News, Norge, Providence Forge, Quinton, Saluda, Sandston, Varina, West Point, Yorktown, and two each in Williamsburg and Richmond. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking, credit card and trust services, as well as travelers’ checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2008, assets of the Retail Banking segment totaled $697.9 million. For the year ended December 31, 2008, income before income taxes for this segment totaled $931,000.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 13 locations in Virginia, three in Maryland, two in North Carolina and one each in Newport, Delaware and Moorestown, New Jersey. The Virginia offices are located one each in Charlottesville, Fairfax, Fishersville, Fredericksburg, Hanover, Harrisonburg, Lynchburg, Midlothian, Newport News, Roanoke and Virginia Beach and two in Richmond. The Maryland offices are located in Annapolis, Ellicott City and Waldorf. The North Carolina offices are located in Charlotte and Gastonia. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale to numerous investors. C&F Mortgage does not securitize loans. Purchasers of loans include, but are not limited to, Countrywide Bank, FSB; Wells Fargo Home Mortgage; Franklin American Mortgage Company; the Virginia Housing Development Authority; JPMorgan Chase Bank, N.A.; and Branch Banking & Trust Company. The Bank also purchases lot and permanent loans and home equity lines of credit from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans partially guaranteed by the Veterans Administration (the VA) and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming loans that do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement and residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2008, assets of the Mortgage Banking segment totaled $45.1 million. For the year ended December 31, 2008, income before income taxes for this segment totaled $2.4 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance, which the Bank acquired on September 1, 2002. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Indiana, Kentucky, Maryland, North Carolina, Ohio, Tennessee and West Virginia through its offices in Richmond and Hampton, Virginia, in Nashville, Tennessee and in Towson, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. C&F Finance’s typical borrowers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2008, assets of the Consumer Finance segment totaled $178.7 million. For the year ended December 31, 2008, income before income taxes for this segment totaled $4.3 million.

Employees

At December 31, 2008, we employed 497 full-time equivalent employees. We consider relations with our employees to be excellent.

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

Mortgage Banking

C&F Mortgage competes with large national and regional banks, credit unions, smaller regional mortgage lenders and small local broker operations. As loan volumes have decreased over the past five years, the industry has seen a consolidation in the number of competitors in the marketplace. However, the competition with regard to price has increased tremendously as the remaining participants struggle to achieve volume and profitability benchmarks. The contraction in volume, accompanied by the downturn in the housing markets related to declines in real estate values, increased payment defaults and foreclosures have had a dramatic effect on the secondary market. The guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) have become much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. The jumbo markets have slowed considerably and pricing has increased dramatically. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs. To operate profitably in this environment, lenders must have a high level of operational and risk management skills and be able to attract and retain top mortgage origination talent. C&F Mortgage competes by attracting the top sales people in the industry, providing an operational infrastructure that manages the guideline changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service levels.

No material part of C&F Mortgage’s business is dependent upon a single customer and the loss of any single customer would not have a materially adverse effect upon C&F Mortgage’s business. C&F Mortgage, like all residential mortgage lenders, would be impacted by the inability of Fannie Mae, Freddie Mac, the FHA or the VA to purchase loans. Although C&F Mortgage sells loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if these government-sponsored entities were to cease to exist.

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

During 2008, there was significant contraction in the number of institutions providing automobile financing for the non-prime market. This contraction accompanied the economic downturn and the tightening of credit, which contributed to increasing defaults, a decline in collateral values and higher charge-offs. To operate profitably in this environment, lenders must have a high level of operational and risk management skills.

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

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes the more significant provisions of applicable federal and state laws and certain regulations and the potential impact of such provisions on the Corporation and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. It is also not clear at this time what impact the Emergency Economic Stabilization Act of 2008, enacted October 3, 2008, as amended by the American Recovery and Reinvestment Act of 2009, enacted February 17, 2009, (the EESA) or other initiatives of the U.S. Department of the Treasury (Treasury) and other bank regulatory agencies that have been announced, or any additional program that may be initiated in the future, will have on the financial markets, the financial services industry, the Corporation or the Bank. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact the Corporation’s and the Bank’s operations.

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

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. For the Corporation only, Tier 1 and total capital include trust preferred securities. At December 31, 2008, the total capital to risk-weighted asset ratio of the Corporation was 12.3 percent and the ratio of the Bank was 12.0 percent. At December 31, 2008, the Tier 1 capital to risk-weighted asset ratio was 10.8 percent for the Corporation and 10.7 percent for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4.0 percent for banks and bank holding companies. At December 31, 2008, the Tier l leverage ratio was 8.9 percent for the Corporation and 8.7 percent for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

On January 9, 2009, as part of the Capital Purchase Program (Capital Purchase Program) established by the Treasury under the EESA, the Corporation issued and sold to Treasury for an aggregate purchase price of $20.0 million in cash (1) 20,000 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (Series A Preferred Stock) and (2) a ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share (Common Stock), at an initial exercise price of $17.91 per share (Warrant). The Series A Preferred Stock may be treated as Tier 1 capital for regulatory capital adequacy determination purposes. However, because the Series A Preferred Stock was issued in 2009, it has not been included in the December 31, 2008 capital ratios presented above.

Limits on Dividends

The Corporation is a legal entity, separate and distinct from the Bank. A significant portion of the revenues of the Corporation result from dividends paid to it by the Bank. Both the Corporation and the Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute.

We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or the Bank to pay dividends. During the year ended December 31, 2008, the Bank declared $3.9 million in dividends payable to the Corporation, which were used to fund a portion of the Corporation’s debt service and dividends payable to shareholders.

Payment of dividends is at the discretion of the Corporation’s board of directors and is subject to various federal and state regulatory limitations. In addition, as described above, on January 9, 2009, the Corporation issued and sold to Treasury 20,000 shares of the Corporation’s Series A Preferred Stock and a Warrant to purchase 167,504 shares of the Corporation’s Common Stock as part of the Capital Purchase Program. The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold includes a limitation that prohibits, prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock, the payment of cash dividends in excess of the Corporation’s current quarterly cash dividend of $0.31 per share without the Treasury’s consent.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

FDIRA also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was $297,000, of which $87,000 and $210,000 was applied to offset assessments in 2008 and 2007, respectively. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35 percent of estimated insured deposits.

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The legislation did not change coverage for retirement accounts, which continues to be $250,000.

On October 13, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) because of disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the DIF to achieve its goals. The final rule implementing the TLGP was approved by the FDIC Board of Directors on November 21, 2008. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). The Corporation is participating in both of these programs and will be required to pay assessments associated with the TLGP as follows:

•

Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) will be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the maturity date of that debt or June 30, 2012, whichever is earlier. The Corporation has thus far issued no such senior unsecured debt and has incurred no assessments under the Debt Guarantee Program.

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009. The Corporation has customer accounts that qualify for this coverage and has been incurring assessment charges since November 13, 2008.

With higher levels of bank failures, the FDIC’s resolution costs have increased significantly. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. The FDIC also proposed changes to take effect beginning in the second quarter of 2009 that would require riskier institutions to pay larger assessments. The comment period for these proposed changes ended on December 17, 2008. The FDIC has not yet announced a final rule with respect to these proposed changes.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2008, the Bank owned $5.3 million of FHLB stock.

USA Patriot Act. The USA Patriot Act, which became effective on October 26, 2001, amends the Bank Secrecy Act and is intended to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the Treasury, to share information with one another in order to better identify and report to the federal government activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and there is a cost of compliance, the USA Patriot Act does not materially affect the Bank’s products, services or other business activities.

Reporting Terrorist Activities. The Federal Bureau of Investigation (FBI) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the Treasury and contact the FBI.

The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC sends banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software that is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

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

Other Safety and Soundness Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2008, the Bank was considered “well capitalized.”

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

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the Federal Reserve Board a declaration of its intention to become a financial holding company. While the Corporation satisfies these requirements, the Corporation has not elected to be treated as a financial holding company under the GLBA.

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

A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Corporation’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions. The Corporation has recognized significantly higher loan loss provisions during 2008 as the level of nonperforming real estate loans increased throughout the period. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not clear at this time what impact the EESA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced, or any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Corporation.

Deterioration in the soundness of our counterparties could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could exacerbate the market-wide liquidity crisis and could lead to losses or defaults by us or by other institutions. Our mortgage company would be negatively affected by the inability of Fannie Mae or Freddie Mac to purchase loans. Although we sell loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if these government-sponsored entities were to cease to exist. Our finance company would be negatively affected by diminishing demand for automobiles, which has already resulted in contraction within the automobile industry and prompted government intervention in an attempt to forestall the bankruptcy of three major automobile producers in the United States. There is no assurance that the failure of our counterparties would not materially adversely affect the Corporation’s results of operations.

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. However, the interest rate cuts made by the Federal Reserve Bank (FRB) since September 2007 immediately reduced our yield on variable-rate loans without a corresponding immediate reduction in deposit costs, which resulted in a decline in our net interest margin. Net interest margin compression may continue in 2009 as we may modify loan terms to accommodate existing borrowers who are experiencing financial difficulty and the amount of nonperforming loans may increase as a result of the continuing economic crises in our markets. As fixed-rate deposits mature, we expect, but cannot guarantee, them to reprice at lower interest rates, which should reduce funding costs and relieve some pressure on the net interest margin. However, competition for deposits may hinder a decline in rates paid for deposits.

Weakness in the secondary residential mortgage loan markets will adversely affect our income from our mortgage company.

One of the components of our strategic plan is to generate significant noninterest income from our mortgage company, which originates a variety of residential loan products for sale into the secondary market to investors. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The ongoing correction in residential real estate market prices and reduced levels of home sales have resulted in fewer loan originations. We expect the ongoing effects of lower demand for home mortgage loans resulting from reduced demand in both the new and resale housing markets, the slowing national economy and the fallout from the subprime and alternative loan issues to result in lower origination volume at C&F Mortgage. While a decline in interest rates may spur refinance activity in 2009, the decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, will temper demand.

In addition, credit markets have experienced difficult conditions and volatility during 2008 and there have been significant increases in payment defaults by borrowers and mortgage loan foreclosures. These factors may result in potential repurchase or indemnification liability to our mortgage company on residential mortgage loans originated and sold into the secondary market in the event of borrower misrepresentation or early-payment default. While we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines, we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications, which could adversely affect the Corporation’s net income.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Deterioration in economic conditions, such as the deepening recession, could hurt our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; and a deterioration in the value of collateral for loans made by our various business segments.

Our level of credit risk is increasing due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2008, 42 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2008, 27 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

The success of our business strategies depend on our ability to identify and recruit individuals with experience and relationships in our primary markets.

The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage the Bank’s branches effectively and in a timely manner would limit our growth, which could materially adversely affect our business.

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

The Corporation owns 15 other Bank branch locations and leases one Bank branch location and one regional commercial lending office in Virginia. Rental expense for these leased locations totaled $102,000 for the year ended December 31, 2008.

In connection with the opening of the Bank’s Newport News branch in 2007, C&F Mortgage relocated from a leased facility to the second floor of the Bank branch building. The Corporation has 18 leased loan production offices, 11 in Virginia, three in Maryland, two in North Carolina and one each in Delaware and New Jersey, for C&F Mortgage. Rental expense for these leased locations totaled $1.1 million for the year ended December 31, 2008.

The Corporation owns a building located at 4660 South Laburnum Avenue in Richmond, Virginia. The building was acquired in June 2005 and has approximately 8,800 square feet. The building houses C&F Finance’s headquarters and provides space for its loan and administrative functions and staff. In connection with the opening of the Bank’s Hampton branch in 2006, the Hampton office of C&F Finance was relocated from a leased facility to the second floor of the Bank branch building. The Corporation has three leased offices, one each in Virginia, Maryland and Tennessee, for C&F Finance. Rental expense for these leased locations totaled $61,000 for the year ended December 31, 2008.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years
Larry G. Dillon (56) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (40) Executive Vice President, Chief Financial Officer and Secretary	Secretary of the Corporation and the Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and the Bank since December 2004; Senior Vice President and Chief Financial Officer of the Corporation and the Bank from December 1998 to November 2004

Bryan E. McKernon (52)	President and Chief Executive Officer of C&F Mortgage since 1995

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the over-the-counter market and is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 25, 2009, there were approximately 2,000 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $13.19. Following are the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were paid quarterly in 2008 and 2007.

	2008			2007
Quarter	High	Low	Dividends	High	Low	Dividends
First	$32.25	$25.00	$0.31	$46.00	$39.60	$0.31
Second	30.00	22.00	0.31	45.00	36.10	0.31
Third	25.00	18.00	0.31	43.50	38.05	0.31
Fourth	24.25	9.65	0.31	42.98	30.25	0.31

Payment of dividends is at the discretion of the Corporation’s board of directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends, including restrictions stemming from the Corporation’s participation in the Capital Purchase Program, refer to Item 1, “Business,” under the heading “Limits on Dividends” and Item 8, “Financial Statements and Supplementary Data,” under the headings “Note 13: Regulatory Requirements and Restrictions” and “Note 19: Subsequent Event.”

There were no purchases of the Corporation’s common stock during the fourth quarter of 2008 as part of the board-approved authorization on July 24, 2008. There are 99,000 shares that may yet be purchased under the program in effect at December 31, 2008, which will expire in July 2009. However, in connection with the Corporation’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, there are certain limitations on the Corporation’s ability to purchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to such time, the Corporation generally may not purchase any of its common stock without the consent of the Treasury.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except share and per share amounts)	2008	2007	2006	2005	2004
Selected Year-End Balances:
Total assets	$855,657	$785,596	$734,468	$671,957	$609,122
Total shareholders’ equity	64,857	65,224	68,006	60,086	69,899
Total loans (net)	633,017	585,881	517,843	465,039	394,471
Total deposits	550,725	527,571	532,835	495,438	447,134

Summary of Operations:
Interest income	$64,130	$64,825	$58,582	$48,770	$40,843
Interest expense	21,395	23,378	18,457	11,997	7,549

Net interest income	42,735	41,447	40,125	36,773	33,294
Provision for loan losses	13,766	7,130	4,625	5,520	4,026

Net interest income after provision for loan losses	28,969	34,317	35,500	31,253	29,268
Noninterest income	25,149	25,878	27,387	27,584	24,689
Noninterest expenses	49,320	48,371	45,328	41,868	37,753

Income before taxes	4,798	11,824	17,559	16,969	16,204
Income tax expense	617	3,344	5,430	5,181	5,006

Net income	$4,181	$8,480	$12,129	$11,788	$11,198

Per share:
Earnings per common share—basic	$1.40	$2.79	$3.85	$3.49	$3.14
Earnings per common share—assuming dilution	1.38	2.68	3.71	3.36	3.00
Dividends	1.24	1.24	1.16	1.00	.90

Weighted average number of shares—assuming dilution	3,020,959	3,161,023	3,273,429	3,507,912	3,729,128

Significant Ratios:
Return on average assets	0.51%	1.13%	1.75%	1.82%	1.91%
Return on average equity	6.39	13.03	18.97	17.70	16.78
Dividend payout ratio	89.79	44.45	30.15	28.33	28.59
Average equity to average assets	7.98	8.69	9.21	10.30	11.38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forwarding-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•	the legislative/regulatory climate

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the value of securities held in the Corporation’s investment portfolios

•	the level of net charge-offs on loans

•	demand for loan products

•	deposit flows

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	technology

•	reliance on third parties for key services

•	the commercial and residential real estate markets

•	the Corporation’s expansion and technology initiatives

•	accounting principles, policies and guidelines

In addition, a continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy generally. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. The EESA provides the Treasury with broad authority to implement certain actions aimed at restoring stability and liquidity to U.S. markets. The EESA includes, among other things, the Capital Purchase Program, the Troubled Assets Relief Program and the FDIC TLGP. It is not clear at this time what impact these programs, or any additional programs that may be initiated in the future by the Treasury and other bank regulatory agencies, will have on the financial markets and the financial services industry or the Corporation’s business and financial performance.

Although the Corporation currently has diverse sources of liquidity and its capital ratios exceed the minimum levels required for well-capitalized status, the Corporation applied for a $20.0 million investment by the Treasury under its Capital Purchase Program and was approved on December 8, 2008. The transaction closed on January 9, 2009. The Corporation also elected to participate in the FDIC Debt Guarantee Program; however, the Corporation currently has no unsecured borrowings to which this program applies. C&F Bank is participating in the FDIC Transaction Account Guarantee Program, under which all noninterest-bearing transaction accounts (as defined within the program) are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be appropriate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions.

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2008 and determined there was no impairment to be recognized in 2008. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

Retirement Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

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

Financial Performance Measures

Net income for the Corporation decreased to $4.2 million in fiscal 2008 compared with net income of $8.5 million in fiscal 2007. Earnings per share assuming dilution decreased to $1.38 in 2008 compared with $2.68 in 2007. Net income for 2008 included $976,000 of other-than-temporary impairment charges related to the Corporation’s investments in perpetual preferred stock of Fannie Mae and Freddie Mac. Excluding these impairment charges, the Corporation’s earnings were $5.2 million, or $1.71 per share assuming dilution, for fiscal 2008. The impairment in the Corporation’s holdings of these government-sponsored entities resulted from the decline in market value of these shares in connection with the federal government’s takeover of Fannie Mae and Freddie Mac in September 2008, along with the elimination of dividends on these shares. Other significant factors influencing 2008 earnings included (1) a declining net interest margin resulting from interest rate cuts by the FRB and the strong competition for deposits resulting from the reduction in liquidity throughout the financial markets and (2) significantly higher provisions for loan losses and loan indemnifications principally related to loans secured by real estate and consumer finance loans secured by automobiles as a result of the overall deterioration of the housing and economic environment in the United States and our market areas. The extent to which these and other factors impacted each of our business segments varied and is discussed in “Principal Business Activities” below.

The Corporation’s ROE and ROA were 6.39 percent and 0.51 percent, respectively, for the year ended December 31, 2008 (7.89 percent and 0.63 percent, adjusted to exclude the net effect of the other-than-temporary impairment charges), compared to 13.03 percent and 1.13 percent, respectively, for the year ended December 31, 2007. The decline in these measures resulted from lower earnings in 2008 coupled with asset growth. Our strategic goals continue to focus on profitable growth that enhances long-term shareholder value. We feel our ability to reach this goal has been enhanced by the Corporation’s participation in the Capital Purchase Program. This capital will provide flexibility to fund loan demand from qualifying commercial and consumer borrowers in the communities we serve and to work with existing borrowers who may be experiencing difficulty servicing their debt during these challenging economic times. Nonetheless, the additional capital and asset growth, coupled with the effect of lower net interest margins and higher provisions for loan losses on earnings, may delay improvement in ROE and ROA in the near term.

We expect the following factors to influence the Corporation’s financial performance in 2009:

•

Retail Banking: Changes in interest rates may continue to affect net interest margin at C&F Bank. Interest rate cuts made by the Federal Reserve Board since September 2007 immediately reduced the Bank’s net interest margin because yields on adjustable-rate loans declined faster than the cost of deposits, which are the largest source of the Bank’s funds. Net interest margin compression may continue in 2009 as we modify loan terms for existing borrowers who are experiencing financial difficulty and if competition for deposits hinders a decline in rates paid for deposits. General economic trends, particularly the economic recession that we are experiencing, in C&F Bank’s markets can affect the quality of the loan portfolio and, therefore, our provision for loan losses, as well as the amount of our nonperforming assets. Managing the risks inherent in our loan portfolio and expenses associated with nonperforming assets will influence C&F Bank’s performance during 2009. In addition, the significant increase in FDIC insurance premiums will affect the Bank’s noninterest expenses during 2009.

•

Mortgage Banking: We expect the ongoing effects of lower demand for home mortgage loans resulting from reduced demand in both the new and resale housing markets, the slowing national economy and the fallout from the subprime and alternative loan issues to result in lower origination volume at C&F Mortgage. While a decline in interest rates may spur refinance activity in 2009, the decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, will temper demand. In addition, there is potential repurchase or indemnification liability to our mortgage company on residential mortgage loans originated and sold into the secondary market in the event of borrower misrepresentation or early-payment default. While we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines and do not believe that our exposure to this liability is significant at this time, we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications, which would adversely affect the Corporation’s net income.

•

Consumer Finance: We expect the ongoing effects of the economic recession will result in more delinquencies and repossessions at C&F Finance. Declining real estate values, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of loss in the event of default.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: Pretax earnings for the Retail Banking segment were $931,000 for the year ended December 31, 2008, compared with $5.1 million in 2007. The decline in earnings for 2008 included (1) the effects of margin compression and competition for loans and deposits on net interest income, (2) a 2008 year-over-year increase in the provision for loan losses to $2.3 million from $280,000 in 2007 attributable to credit issues resulting from three commercial relationships that have been placed on nonaccrual status, the general slow down in the economy and loan growth, (3) higher assessments for deposit insurance resulting from the FDIC’s implementation of its amended assessment system, (4) higher expenses associated with the enhancement of the Bank’s internet banking services, and (5) higher loan and foreclosed properties expenses associated with nonperforming assets. The effects of these factors were offset in part by an increase in earning assets.

The combination of declining short-term interest rates and increased competition for deposits resulted in a pricing disparity between loans and deposits. Interest rate cuts made by the Federal Reserve Bank throughout 2008 immediately reduced the Bank’s yields on variable-rate loans without a corresponding reduction in deposit costs. However, the Corporation has access to diverse sources of liquidity, which provides flexibility in managing funds and responding to deposit demand and rate fluctuations. The increase in the Bank’s provision for loan losses was attributable in part to our evaluation of the Bank’s overall loan portfolio in light of deteriorating economic conditions, as well as three commercial relationships, which are secured by residential real estate. One of these relationships has thus far resulted in $2.1 million in foreclosed properties, which were written down to net realizable value at the time they were transferred to other real estate owned. Additional properties securing nonaccrual loans totaling $766,000 associated with this relationship are expected to be conveyed to the Bank in the first quarter of 2009. The Bank will incur ongoing maintenance expenses associated with holding foreclosed properties, and additional write-downs in the remaining properties may be necessary if market conditions deteriorate further.

Mortgage Banking: Pretax earnings for the Mortgage Banking segment, which consists solely of C&F Mortgage, were $2.4 million for the year ended December 31, 2008, compared with $2.8 million in 2007. The decline in earnings for 2008 included the effects of (1) the downturn in the housing market on loan origination volume, which declined 6.3 percent in 2008, (2) a 2008 provision for loan losses of $796,000 in connection with loan repurchases, compared to $120,000 in 2007, (3) a 2008 write down of $167,000 in the carrying value of foreclosed properties to fair value less selling costs, compared to no such expense in 2007, (4) a 2008 provision for estimated indemnification losses of $1.1 million, compared to $97,000 in 2007, and (5) higher legal expenses of $170,000, compared to $42,000 in 2007, largely attributable to troubled loans. The negative effects of these items were offset in part by higher gains on sales of loans in 2008 resulting from higher profit margins on loans originated and sold. While we mitigate the risk of repurchase liability by underwriting to the purchasers guidelines, we cannot eliminate the possibility that a prolonged period of payment defaults and foreclosures may result in an increase in requests for loan repurchases or indemnifications and the need for additional provisions in the future.

While the mortgage banking industry has experienced significant operational problems and losses over the past year, our Mortgage Banking segment has continued to contribute to the Corporation’s earnings. For 2008, loan originations at C&F Mortgage for refinancings declined to $202 million from $215 million in 2007. Loans originated for new and resale home purchases declined to $547 million in 2008 from $613 million in 2007. Despite the overall decline in 2008 origination volume, gains on sales of loans during 2008 were higher than 2007 due to higher profit margins on the types of products available to borrowers in the current economic environment. The decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, is expected to temper demand for the foreseeable future. However, as a result of the consolidation within the mortgage banking industry, C&F Mortgage has been able to attract new mortgage origination talent from struggling competitors and we believe that these additions provide the potential for increased loan production.

Consumer Finance: Pretax earnings for the Consumer Finance segment, which consists solely of C&F Finance, totaled $4.3 million for the year ended December 31, 2008, compared with pre-tax earnings of $4.4 million in 2007. Earnings of the Consumer Finance segment have benefited from an approximate 15 percent increase in average consumer finance loans outstanding and the decline in short-term interest rates in 2008. Its fixed-rate loan portfolio is partially funded by a variable-rate line of credit indexed to LIBOR. Therefore, its cost of funds declined and its net interest margin increased during 2008. However, C&F Finance has experienced higher loan charge-offs in 2008 compared to 2007, which in combination with loan growth, has resulted in a $10.7 million provision for loan losses in 2008, compared to $6.7 million in 2007. Controlling charge-offs within C&F Finance’s loan portfolio will be the significant factor in realizing improved earnings in the future. If the current economic recession intensifies in C&F Finance’s markets, we would expect more delinquencies and repossessions. Depending on the severity of any further downturn in the economy, decreased consumer demand for automobiles and decline in the value of automobiles securing outstanding loans could result, which would weaken collateral coverage and increase the amount of losses in the event of default.

Other: The pretax loss of this segment was $2.8 million for the year ended December 31, 2008, compared to a pretax loss of $564,000 in 2007. The loss in 2008 included the $1.6 million other-than-temporary impairment on the Corporation’s investments in Fannie Mae and Freddie Mac perpetual preferred stock. It also included an increase in interest expense associated with the Corporation’s issuance of additional trust preferred capital in December 2007.

Capital Management

We have managed our capital through asset growth, stock purchases and increases in dividends. Total shareholders’ equity decreased $367,000 to $64.9 million at December 31, 2008, compared to $65.2 million at December 31, 2007. While the Corporation’s earnings declined in 2008, we maintained the quarterly dividend level at 31 cents per share throughout 2008, resulting in a dividend payout ratio of 89.8 percent for 2008 compared to 44.5 percent for 2007. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our future levels of earnings. Stock purchases were not significant during 2008 and there are 99,000 shares that may be purchased under the board-approved authorization in effect at December 31, 2008. However, in connection with the Corporation’s participation in the Treasury’s Capital Purchase Program, as previously described, there are limitations on the Corporation’s ability to pay cash dividends or to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. For more information regarding restrictions imposed on the Corporation due to its participation in the Capital Purchase Program, see Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 19: Subsequent Event.”

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets for each of the years ended December 31, 2008, 2007 and 2006. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield if income taxes were paid using the federal corporate income tax rate of 35 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

(Dollars in thousands)	2008			2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$16,662	$867	5.20%	$11,659	$544	4.66%	$11,349	$487	4.29%
Tax-exempt	77,164	5,094	6.60	63,280	4,349	6.87	55,932	3,802	6.80

Total securities	93,826	5,961	6.35	74,939	4,893	6.53	67,281	4,289	6.37
Loans, net	664,715	59,918	9.01	601,685	60,977	10.13	555,517	55,196	9.94
Interest-bearing deposits in other banks	713	17	2.37	8,238	432	5.25	9,271	454	4.90
Fed funds sold	573	12	2.01	241	11	4.67	—	—	—

Total earning assets	759,827	65,908	8.67	685,103	66,313	9.68	632,069	59,939	9.48
Allowance for loan losses	(17,182)			(14,926)			(13,617)
Total non-earning assets	77,354			78,217			75,863

Total assets	$819,999			$748,394			$694,315

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$82,560	834	1.01%	$82,109	912	1.11%	$87,074	946	1.09%
Money market deposit accounts	68,406	1,699	2.48	51,624	1,534	2.97	44,820	987	2.20
Savings accounts	42,445	105	0.25	45,452	301	0.66	49,644	353	0.71
Certificates of deposit, $100 thousand or more	99,726	4,088	4.10	99,653	4,714	4.73	79,873	3,176	3.98
Other certificates of deposit	167,849	6,614	3.94	169,431	7,469	4.41	152,879	5,690	3.72

Total time and savings deposits	460,986	13,340	2.89	448,269	14,930	3.33	414,290	11,152	2.69

Borrowings	193,466	8,055	4.16	136,939	8,448	6.17	120,498	7,305	6.06

Total interest-bearing liabilities	654,452	21,395	3.27	585,208	23,378	3.99	534,788	18,457	3.45

Demand deposits	83,533			84,365			79,472
Other liabilities	16,612			13,751			16,106

Total liabilities	754,597			683,324			630,366
Shareholders’ equity	65,402			65,070			63,949

Total liabilities and shareholders’ equity	$819,999			$748,394			$694,315

Net interest income		$44,513			$42,935			$41,482

Interest rate spread			5.40%			5.69%			6.03%

Interest expense to average earning assets			2.82%			3.41%			2.92%

Net interest margin			5.86%			6.27%			6.56%

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

TABLE 2: Rate-Volume Recap

	2008 from 2007			2007 from 2006
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans	$(7,103)	$6,044	$(1,059)	$1,119	$4,662	$5,781
Securities:
Taxable	69	254	323	43	14	57
Tax-exempt	(177)	922	745	42	505	547
Interest-bearing deposits in other banks	(156)	(259)	(415)	39	(61)	(22)
Fed funds sold	—	1	1	—	11	11

Total interest income	(7,367)	6,962	(405)	1,243	5,131	6,374

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(83)	5	(78)	22	(56)	(34)
Money market deposit accounts	(280)	445	165	381	165	546
Savings accounts	(177)	(19)	(196)	(23)	(29)	(52)
Certificates of deposit, $100M or more	(629)	3	(626)	667	871	1,538
Other certificates of deposit	(785)	(70)	(855)	1,121	658	1,779

Total time and savings deposits	(1,954)	364	(1,590)	2,168	1,609	3,777
Other borrowings	(3,247)	2,854	(393)	131	1,013	1,144

Total interest expense	(5,201)	3,218	(1,983)	2,299	2,622	4,921

Change in net interest income	$(2,166)	$3,744	$1,578	$(1,056)	$2,509	$1,453

2008 Compared to 2007

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2008 was $44.5 million, compared to $42.9 million for 2007. The higher net interest income resulted primarily from a 10.9 percent increase in the average balance of interest-earning assets during 2008. The benefit of this growth was partially offset by a decrease in net interest margin to 5.86 percent for 2008 from 6.27 percent for 2007. The decrease in the net interest margin was a result of a decline in the yield on interest-earning assets that exceeded the decline in the interest rates paid on interest-bearing liabilities. The combination of rapidly declining short-term interest rates and increased competition for deposits in 2008 resulted in a pricing disparity between loans and deposits, which lowered net interest margin.

Average loans held for investment increased $67.6 million during 2008. The Retail Banking segment’s average loan portfolio increased $44.0 million during 2008 primarily as a result of residential mortgage loan and commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $22.2 million during 2008 as result of overall growth at existing locations and the expansion into new markets in 2007. The Mortgage Banking segment’s average loan portfolio increased $1.4 million during 2008 as a result of the introduction of short-term bridge loans in 2007 and repurchased loans. Average loans held for sale at the Mortgage

Banking segment decreased $4.6 million during 2008 as a result of a decline in loan demand. The overall yield on loans held for investment at all our business segments and loans held for sale at the Mortgage Banking segment during 2008 decreased as a result of a general decrease in interest rates.

Average securities available for sale increased $18.9 million during 2008. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio. This resulted from a strategy to increase the Bank’s securities portfolio as a percentage of total assets. The lower yields in 2008 resulted from the current interest rate environment in which securities purchases were made at yields less than those being called. In addition, securities yields for 2007 included the receipt of seven quarters of previously-suspended dividends from one preferred stock holding.

Average interest-earning deposits at other banks, primarily the FHLB, decreased $7.5 million during 2008. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand, an increase in the securities portfolio, and improved cash management strategies. The average yield on interest-earning deposits at other banks decreased in 2008 due to declines in short-term interest rates since September 2007.

Average interest-bearing customer deposits increased $12.7 million during 2008. The majority of the growth occurred in lower-rate transaction accounts as opposed to higher-costing certificates of deposit as a result of our deposit strategies that emphasize retention of multi-service customer relationships, coupled with depositors’ preferences for maintaining flexibility in their investing options as the value of the stock market declined during 2008. The average cost of deposits declined 44 basis points during 2008. As sources of wholesale funding available to the financial services industry have diminished since mid-2007, competition for deposits within the industry has intensified and rates on time deposits have been slower to decline than short-term interest rates. However, as time deposits matured during last half of 2008, deposit rates began to decline.

Average borrowings increased $56.5 million during 2008. This increase was attributable to increased use of the third-party line of credit by the Consumer Finance segment to fund loan growth, increased use of borrowings from the FHLB and the FRB to fund loan growth at the Retail Banking and Consumer Finance segments, and the issuance of trust preferred capital securities in late 2007 for general corporate purposes, including the refinancing of existing debt. A portion of these borrowings is indexed to short-term interest rates and reprices as short-term interest rates change. Accordingly, the average cost of borrowings decreased 201 basis points during 2008 as interest rates fell.

Interest rates will be a significant factor influencing the performance of all of the Corporation’s business segments during 2009. Net interest margin compression may continue in 2009 as we modify loan terms for existing borrowers who are experiencing financial difficulty. As fixed-rate deposits mature, they are expected to reprice at lower interest rates, which should reduce funding costs and relieve some pressure on the net interest margin. However, competition for deposits may hinder a decline in rates paid for deposits. We also expect that declining economic conditions may result in lower overall loan growth.

2007 Compared to 2006

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2007 was $42.9 million, compared to $41.5 million for 2006. The net interest margin, on a taxable-equivalent basis, for the year ended December 31, 2007 was 6.27 percent, compared to 6.56 percent for 2006. An increase of 20 basis points in the yield on interest-earning assets during 2007 was offset by an increase of 54 basis points in the rate on interest-bearing liabilities.

Average loans held for investment increased $55.8 million during 2007. The Retail Banking segment’s average loan portfolio increased $26.5 million during 2007 primarily as a result of commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $27.3 million during 2007 as a result of overall growth at existing locations and expansion into new markets. The Mortgage Banking segment’s average loan portfolio increased $2.0 million during 2007 as a result of short-term bridge loans, a new product introduced in 2007. Average loans held for sale at the Mortgage Banking segment decreased $9.6 million during 2007. The decrease in the average balances of loans held for sale occurred in response to loan demand, coupled with fluctuations in the timing of loan originations and sales within the periods. The overall yield on loans held for investment and loans held for sale increased as a result of a general increase in interest rates and an increase in higher-yielding Consumer Finance average loans relative to the overall loan portfolio.

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

Average interest-bearing customer deposits increased $34.0 million during 2007. However, the increase in interest on deposits was influenced to a greater extent by the increase in deposit rates. The average cost of deposits increased 64 basis points due to the increase in short-term interest rates through mid-2006, coupled with the repricing of maturing certificates of deposit at higher interest rates, a decrease in the proportion of transaction accounts relative to total interest-bearing deposits, and the general competitive environment for core deposit growth.

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

NONINTEREST INCOME

TABLE 3: Noninterest Income

(Dollars in thousands)	Year Ended December 31, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$16,714	$—	$(21)	$16,693
Service charges on deposit accounts	3,907	—	—	—	3,907
Other service charges and fees	1,550	2,163	8	—	3,721
Gains on calls of available for sale securities	227	—	—	7	234
Other-than-temporary impairment of available for sale securities	—	—	—	(1,575)	(1,575)
Other income	349	5	580	1,235	2,169

Total noninterest income	$6,033	$18,882	$588	$(354)	$25,149

(Dollars in thousands)	Year Ended December 31, 2007
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$15,854	$—	$(21)	$15,833
Service charges on deposit accounts	3,684	—	—	—	3,684
Other service charges and fees	1,364	2,572	84	—	4,020
Gains on calls of available for sale securities	21	—	—	—	21
Other income	247	218	506	1,349	2,320

Total noninterest income	$5,316	$18,644	$590	$1,328	$25,878

(Dollars in thousands)	Year Ended December 31, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$17,149	$—	$(51)	$17,098
Service charges on deposit accounts	3,471	—	—	—	3,471
Other service charges and fees	1,200	3,656	245	—	5,101
Gains on calls of available for sale securities	86	—	—	19	105
Other income	342	22	294	954	1,612

Total noninterest income	$5,099	$20,827	$539	$922	$27,387

2008 Compared to 2007

Total noninterest income declined 2.8 percent to $25.1 million in 2008. The decrease primarily resulted from a $1.6 million other-than-temporary impairment in the Corporation’s holdings of perpetual preferred stock of Fannie Mae and Freddie Mac, as previously described. The impairment charge at the Corporation’s holding company offset increases in other income in the Retail Banking and Mortgage Banking segments. Noninterest income at the Retail Banking segment increased 13.5 percent during 2008 as a result of higher customer usage and a pricing increase of the Bank’s overdraft protection program, higher usage of bank card and ATM services, a higher number of investment securities calls at premium call rates, gains on sales of pre-refunded available-for-sale securities and a gain on the sale of the Bank’s credit card portfolio. Noninterest income at the Mortgage Banking segment increased 1.3 percent during 2008 as a result of higher gains on sales of loans, which was attributable to higher profit margins on loans originated and sold. The increase in gains was offset in part by lower volume-dependent ancillary fees.

2007 Compared to 2006

Total noninterest income declined 5.5 percent to $25.9 million in 2007. The decrease in noninterest income at the Mortgage Banking segment was attributable to lower gains on loan sales and lower ancillary fees due to the ongoing effects of lower demand for home mortgage loans, tightening secondary market underwriting criteria and increased competition. The decline in noninterest income at the Mortgage Banking segment was offset in part by an increase in noninterest income at (1) the Retail Banking segment attributable to higher service charges and fees on deposit accounts resulting from deposit account growth and the expansion of our overdraft protection services and (2) the Consumer Finance segment attributable to activity-based fees and service charges. Increased revenue from brokerage services included in Other further offset the decline in the Mortgage Banking segment.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

(Dollars in thousands)	Year Ended December 31, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$13,378	$8,889	$4,662	$795	$27,724
Occupancy expense	3,628	1,962	416	25	6,031
Other expenses	6,299	6,536	2,299	431	15,565

Total noninterest expense	$23,305	$17,387	$7,377	$1,251	$49,320

(Dollars in thousands)	Year Ended December 31, 2007
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$14,626	$11,095	$4,317	$749	$30,787
Occupancy expense	3,780	1,868	384	26	6,058
Other expenses	4,811	4,222	2,086	407	11,526

Total noninterest expense	$23,217	$17,185	$6,787	$1,182	$48,371

(Dollars in thousands)	Year Ended December 31, 2006
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$13,001	$12,137	$3,146	$723	$29,007
Occupancy expense	3,109	1,671	282	25	5,087
Other expenses	4,701	4,550	1,767	216	11,234

Total noninterest expense	$20,811	$18,358	$5,195	$964	$45,328

2008 Compared to 2007

Total noninterest expense increased 2.0 percent to $49.3 million in 2008. The increase at the Retail Banking segment included the effects of higher assessments for deposit insurance resulting from the FDIC’s implementation of its amended assessment system, higher expenses associated with the enhancement of our internet banking service, and higher loan and foreclosed properties expenses associated with nonperforming assets. These increases were offset in part by lower salaries and benefits resulting from personnel reductions and lower bonuses. The increase at the Mortgage Banking segment included the effects of a write-down in the carrying value of certain foreclosed properties, an increase in the provision for estimated indemnification losses, and higher legal expenses related to troubled loans. These increases were offset in part by lower production-based salaries and bonuses. The increase at the Consumer Finance segment included the effects of higher personnel costs and operating expenses to support growth and technology enhancements.

2007 Compared to 2006

Total noninterest expense increased 6.7 percent to $48.4 million in 2007. The Retail Banking and the Consumer Finance segments reported increases in total noninterest expense that were primarily attributable to higher personnel and operating expenses to support growth and technology enhancements at both segments. Noninterest expense of the Retail Banking segment included operating expenses associated with our Patterson Avenue and Chester retail banking branches in the Richmond, Virginia area, which opened in the first quarter of 2007, our Hampton and Yorktown retail banking branches on the Virginia Peninsula, which opened in 2006, and our operations center, which opened in late 2005. Noninterest expenses of the Consumer Finance segment included costs associated with building depth in our sales force, entering new markets and increasing the administrative staff to support the increase in the loan portfolio. Total noninterest expense decreased at the Mortgage Banking segment because of lower production-based personnel expenses as a result of the decline in loan production.

INCOME TAXES

Applicable income taxes on 2008 earnings amounted to $617,000, resulting in an effective tax rate of 12.9 percent, compared with $3.3 million, or 28.3 percent, in 2007 and $5.4 million, or 30.9 percent, in 2006. The decline in the effective tax rate during 2008 resulted from higher tax-exempt income on securities and loans as a percentage of pretax income. C&F Bank has a large portfolio of municipal securities, which generates interest income that is exempt from income taxes.

ASSET QUALITY

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

(Dollars in thousands)	Year Ended December 31,
	2008	2007	2006	2005	2004
Allowance, beginning of period	$15,963	$14,216	$13,064	$11,144	$8,657
Provision for loan losses:
Retail Banking	2,300	280	(250)	400	200
Mortgage Banking	796	120	—	—	—
Consumer Finance	10,670	6,730	4,875	5,120	3,826

Total provision for loan losses	13,766	7,130	4,625	5,520	4,026
Loans charged off:
Real estate—residential	179	34	32	—	—
Commercial, financial and agricultural	211	2	97	20	7
Consumer	362	187	229	227	96
Consumer Finance	10,807	7,077	4,735	4,738	2,592

Total loans charged off	11,559	7,300	5,093	4,985	2,695
Recoveries of loans previously charged off:
Real estate—residential	—	1	1	—	—
Commercial, financial and agricultural	14	125	69	49	68
Consumer	97	114	146	57	39
Consumer Finance	1,525	1,677	1,404	1,279	1,049

Total recoveries	1,636	1,917	1,620	1,385	1,156

Net loans charged off	9,923	5,383	3,473	3,600	1,539

Allowance, end of period	$19,806	$15,963	$14,216	$13,064	$11,144

Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	.14%	—	.03%	.03%	—

Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	5.46%	3.65%	2.76%	3.33%	1.78%

During 2008, there was a $2.5 million increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2007, and the provision for loan losses at these combined segments increased $2.7 million in 2008. These increases were attributable to loan growth at the Bank and an increase in nonaccrual loans at both C&F Bank and C&F Mortgage as presented in Table 7 below. In addition, there was a 2008 year-over-year increase in net charge-offs of $658,000 at these combined segments, which included write downs of certain loans to fair market value less costs to sell at the date of their foreclosure. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible. Depending on the effects of current economic conditions, a higher level of nonperforming loans may result during 2009, which may require a higher provision for loan losses.

The Consumer Finance segment, consisting solely of C&F Finance, accounted for a significant portion of the activity in the allowance for loan losses during 2008. C&F Finance’s allowance for loan losses increased to $12.6 million at December 31, 2008 from $11.2 million at December 31, 2007, and its provision for loan losses increased $3.9 million in 2008. In addition, there was a 2008 year-over-year increase in net charge-offs of $3.9 million. C&F Finance’s originations and collections were directly affected by rising unemployment during 2008. In addition, the level of charge-offs was affected by a decline in the recovery rate on the sale of repossessed vehicles, coupled with an increase in the number of vehicles repossessed in 2008 mainly as a result of declining economic conditions. We believe that the current level of the allowance for loan losses at C&F Finance is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment continues to rise throughout 2009, higher provisions for loan losses may become necessary.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

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

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	2008	2007	2006	2005	2004
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$1,576	$684	$502	$402	$337
Real estate—construction	483	267	136	202	129
Commercial, financial and agricultural[1]	4,752	3,384	3,031	3,776	3,736
Equity lines	167	143	134	124	92
Consumer	220	265	326	214	166
Consumer finance	12,608	11,220	9,890	8,346	6,684
Unallocated	—	—	197	—	—

Balance, December 31	$19,806	$15,963	$14,216	$13,064	$11,144

Ratio of loans to total year-end loans:
Real estate—residential mortgage	22%	20%	22%	20%	21%
Real estate—construction	4	5	2	4	3
Commercial, financial and agricultural[1]	42	43	44	45	46
Equity lines	4	4	5	5	5
Consumer	1	1	2	2	2
Consumer finance	27	27	25	24	23

	100%	100%	100%	100%	100%

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Nonperforming Assets

Table 7 summarizes nonperforming assets at December 31, of each of the past five years.

TABLE 7: Nonperforming Assets

Retail and Mortgage Banking

(Dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans*-Retail Banking	$17,222	$495	$955	$4,083	$4,336
Nonaccrual loans*-Mortgage Banking	1,460	732	—	—	—
OREO**-Retail Banking	1,370	—	—	—	—
OREO**-Mortgage Banking	596	—	—	—	—

Total nonperforming assets	$20,648	$1,227	$955	$4,083	$4,336

Accruing loans* past due for 90 days or more	$3,517	$578	$1,629	$3,826	$1,580

Total loans*	$480,438	$441,648	$399,195	$366,962	$312,151

Allowance for loan losses	$7,198	$4,743	$4,326	$4,718	$4,460

Nonperforming assets to total loans* and OREO**	4.28%	0.28%	0.24%	1.11%	1.39%
Allowance for loan losses to total loans*	1.50	1.07	1.08	1.29	1.43
Allowance for loan losses to nonaccrual loans*	38.53	386.55	452.98	115.56	102.88

*	Loans exclude Consumer Finance segment loans presented below.
**	OREO is recorded at its fair market value less cost to sell.

Consumer Finance

(Dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans	$798	$1,388	$880	$1,819	$1,330

Accruing loans past due for 90 days or more	$—	$—	$8	$26	$481

Total loans	$172,385	$160,196	$132,864	$111,141	$93,464

Allowance for loan losses	$12,608	$11,220	$9,890	$8,346	$6,684

Nonaccrual consumer finance loans to total consumer finance loans	0.46%	0.87%	0.66%	1.64%	1.42%

Allowance for loan losses to total consumer finance loans	7.31%	7.00%	7.44%	7.51%	7.15%

Nonperforming assets of the Retail Banking segment totaled $18.6 million at December 31, 2008 compared to $495,000 at December 31, 2007. The largest components of C&F Bank’s nonaccrual loans are two commercial relationships aggregating $15.6 million, which are secured by residential real estate. We believe we have provided adequate loan loss reserves based on current appraisals of the collateral. The largest component of C&F Bank’s foreclosed properties is $1.3 million of residential properties associated with one commercial relationship. These properties have been written down to their estimated fair values based upon current appraisals less selling costs. Additional properties securing nonaccrual loans totaling $766,000 associated with this relationship are expected to be conveyed to C&F Bank in the first quarter of 2009 and appropriate loan loss reserves have been established.

Nonperforming assets of the Mortgage Banking segment totaled $2.1 million at December 31, 2008 compared to $732,000 at December 31, 2007. This increase resulted from loans that were repurchased from investors.

We have increased our allowance as a percentage of total loans at the combined Retail and Mortgage Banking segment largely as a result of the increase in nonperforming loans, and the continued deterioration in the economy, in particular the housing market. We continue to monitor all of the risk factors previously described when establishing the loan loss allowance and may continue to make adjustments to the allowance level in the future based upon changes in our portfolios and general economic conditions.

There has been a $590,000 decline in nonaccrual loans at C&F Finance since December 31, 2007, and the allowance for loan losses increased from $11.2 million at December 31, 2007 to $12.6 million at December 31, 2008. The higher provision for loan losses in 2008 resulted in the increase in the allowance for loan losses and an increase in the ratio of the allowance for loan losses to total consumer finance loans to 7.31 percent at December 31, 2008 compared to 7.00 percent at December 31, 2007. The increase in the allowance for loan losses as a percentage of total consumer finance loans is a result of the increase in net charge-offs, increasing delinquencies, continued deterioration in collateral values as a result of declining sales prices at auction on repossessed automobiles and the rising unemployment level. Charge-offs and delinquencies are very highly correlated to employment. While we believe our current allowance for loan losses is adequate, C&F Finance’s loan portfolio can be immediately adversely affected by deterioration in general economic conditions, such as an increase in the level of unemployment. We are closely monitoring this situation and may make adjustments to our reserve level in the future based upon changes in our portfolio and general economic conditions.

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan, generally by paying a fee. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses.

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

We generally place loans at the Retail Banking, Mortgage Banking and Consumer Finance segments on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if we determine we have adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. We would have recorded additional gross interest income of $439,000 for 2008, $56,000 for 2007 and $70,000 for 2006 if nonaccrual loans had been current throughout these periods. Interest received on nonaccrual loans was $23,000 in 2008, $219,000 in 2007 and $41,000 in 2006.

At the Consumer Finance segment, the automobile repossession process is generally initiated after a loan becomes more than 60 days delinquent. Repossessions are handled by independent repossession firms engaged by C&F Finance and must be approved by a manager. After the prescribed waiting period, the repossessed automobile is sold in a third-party auction. We credit the proceeds from the sale of the automobile, and any other recoveries, against the balance of the loan. Proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the loan, and the resulting deficiency is charged off. The charge-off represents the difference between the actual net sale proceeds minus collections and repossession expenses and the principal balance of the delinquent loan. C&F Finance pursues collection of deficiencies when it deems such action to be appropriate.

We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collectibility of all amounts due. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. The balance of impaired loans was $16.8 million and $291,000 at December 31, 2008 and 2007, respectively, for which there was a $940,000 specific valuation allowance at December 31, 2008 and no specific valuation allowance at December 31, 2007. The average balance of impaired loans was $5.8 million for 2008, $557,000 for 2007 and $2.24 million for 2006.

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

At December 31, 2008, the Corporation had total assets of $855.7 million compared to $785.6 million at December 31, 2007. The increase was principally a result of an increase in loans held for investment at the Retail Banking and Consumer Finance segments and an increase in investment securities at the Retail Banking segment. Asset growth was funded with increased deposits and borrowings.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans sold to third-party investors. At December 31, 2008, the Corporation’s loans held for investment in all categories totaled $652.8 million and loans held for sale totaled $37.0 million.

Tables 8 and 9 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 8: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Real estate—residential mortgage	$141,341	$122,705	$115,557	$96,423	$85,080
Real estate—construction	28,286	26,719	13,650	20,222	13,315
Commercial, financial, and agricultural[1]	272,164	257,951	236,157	216,081	185,646
Equity lines	29,136	25,282	24,880	24,662	18,490
Consumer	9,511	8,991	8,951	9,574	9,620
Consumer finance	172,385	160,196	132,864	111,141	93,464

Total loans	652,823	601,844	532,059	478,103	405,615
Less allowance for loan losses	(19,806)	(15,963)	(14,216)	(13,064)	(11,144)

Total loans, net	$633,017	$585,881	$517,843	$465,039	$394,471

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

TABLE 9: Maturity/Repricing Schedule of Loans

	December 31, 2008
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$160,729	$11,955
1 to 5 years	—	—
After 5 years	—	—
Fixed Rate:
Within 1 year	$11,172	$16,241
1 to 5 years	59,738	90
After 5 years	40,525	—

The increase in loans held for investment occurred predominantly in (1) the variable-rate category of commercial loans at C&F Bank and (2) the fixed-rate categories of residential mortgage loans at C&F Bank and consumer loans at C&F Finance. Typically, growth in the variable-rate categories will negatively affect net interest income in a declining interest rate environment and growth in the fixed-rate categories will negatively affect net interest income in a rising interest rate environment. However, fixed-rate consumer loans at C&F Finance are partially funded by variable-rate borrowings; therefore, net interest income will be favorably affected in a declining interest rate environment.

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

Consumer Lending

The Bank offers a variety of consumer loans, including automobile, personal secured and unsecured, and loans secured by savings accounts or certificates of deposit. The shorter terms and generally higher interest rates on consumer loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, the Bank believes the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.

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

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$11,162	11%	$7,467	9%
Mortgage-backed securities	2,318	2	1,771	2
Obligations of states and political subdivisions	85,511	85	68,150	84

Total debt securities	98,991	98	77,388	95
Preferred stock	1,612	2	3,867	5

Total available for sale securities	$100,603	100%	$81,225	100%

Growth in debt securities occurred in C&F Bank’s portfolio of guaranteed U.S. government agency securities and obligations of states and political subdivisions. The decline in preferred stock was primarily attributable to the $1.6 million other-than-temporary impairment in the Corporation’s holdings of perpetual preferred stock of Fannie Mae and Freddie Mac.

Table 10 presents additional information pertaining to the composition of the securities portfolio by contractual maturity.

TABLE 10: Maturity of Securities

	Year Ended December 31,
	2008		2007		2006
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$2,000	5.14%	$250	3.50%	$498	2.97%
Maturing after 1 year, but within 5 years	—	—	1,998	4.19	2,747	4.46
Maturing after 5 years, but within 10 years	1,249	5.73	2,973	5.61	2,443	5.55
Maturing after 10 years	7,859	5.67	2,225	6.16	625	6.82

Total U.S. government agencies and corporations	11,108	5.58	7,446	5.32	6,313	5.00

Mortgage backed securities:
Maturing within 1 year	162	4.24	154	5.34	38	3.39
Maturing after 1 year, but within 5 years	1,105	4.53	1,622	4.64	2,198	4.77
Maturing after 10 years	997	5.95	—	—	—	—

Total mortgage backed securities	2,264	5.13	1,776	4.64	2,236	4.75

States and municipals:[1]
Maturing within 1 year	11,106	6.60	4,005	5.32	1,213	4.38
Maturing after 1 year, but within 5 years	21,618	6.09	18,595	6.24	16,254	6.06
Maturing after 5 years, but within 10 years	36,223	6.31	28,167	6.47	24,017	6.75
Maturing after 10 years	16,895	6.28	16,442	6.21	12,437	6.41

Total states and municipals	85,842	6.29	67,209	6.27	53,921	6.41

Total securities:[2]
Maturing within 1 year	13,268	6.35	4,409	5.21	1,749	3.95
Maturing after 1 year, but within 5 years	22,723	6.02	22,215	5.93	21,199	5.71
Maturing after 5 years, but within 10 years	37,472	6.30	31,140	6.39	26,460	6.64
Maturing after 10 years	25,751	6.09	18,667	6.21	13,062	6.42

Total securities	$99,214	6.18%	$76,431	6.14%	$62,470	6.21%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]

Total securities excludes preferred stock at amortized cost of $1.6 million at December 31, 2008; $4.0 million at December 31, 2007; and $3.9 million at December 31, 2006 (estimated fair value of $1.6 million at December 31, 2008; $3.9 million at December 31, 2007; and $4.1 million at December 31, 2006).

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $550.7 million at December 31, 2008, compared to $527.6 million at December 31, 2007. This increase occurred in lower-costing money market accounts as a result of our deposit strategies that emphasize retention of multi-service customer relationships, coupled with depositors’ preferences for maintaining flexibility in their investing options as the value of the stock market declined during 2008. Brokered certificates of deposit increased from $3.0 million at December 31, 2007 to $10.0 million at December 31, 2008.

Table 11 presents the average deposit balances and average rates paid for the years 2008, 2007 and 2006.

TABLE 11: Average Deposits and Rates Paid

	Year Ended December 31,
	2008		2007		2006
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$83,533		$84,365		$79,472

Interest-bearing transaction accounts	82,560	1.01%	82,109	1.11%	87,074	1.09%
Money market deposit accounts	68,406	2.48	51,624	2.97	44,820	2.20
Savings accounts	42,445	0.25	45,452	0.66	49,644	0.71
Certificates of deposit, $100M or more	99,726	4.10	99,653	4.73	79,873	3.98
Other certificates of deposit	167,849	3.94	169,431	4.41	152,879	3.72

Total interest-bearing deposits	460,986	2.89%	448,269	3.33%	414,290	2.69%

Total deposits	$544,519		$532,634		$493,762

Table 12 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2008.

TABLE 12: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2008
3 months or less	$19,875
3-6 months	14,302
6-12 months	32,359
Over 12 months	33,175

Total	$99,711

BORROWINGS

In addition to deposits, the Corporation utilizes short-term borrowings from the FHLB and the FRB to fund its day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB, advances under a non-recourse revolving bank line of credit and securities sold under agreements to repurchase with a third-party broker. All FHLB advances are secured by a blanket floating lien on all qualifying real estate loans of C&F Bank. All FRB advances are secured by loan-specific liens on qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance. The repurchase agreement is secured by a portion of C&F Bank’s securities portfolio.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $75.0 million at December 31, 2008 and $98.0 million at December 31, 2007.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $7.8 million at December 31, 2008 and $7.1 million at December 31, 2007.

At December 31, 2008, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $48.1 million and loans held for sale of $37.0 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $85.1 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. We include recourse considerations in our calculation of the Corporation’s capital adequacy. Payments made under these recourse provisions were $600,000 in 2008, $84,000 in 2007 and $62,000 in 2006. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not enter transactions with counterparties that it feels are likely to fail to meet its obligations.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $69.7 million at December 31, 2008. The Corporation’s funding sources consist of (1) federal funds lines with correspondent banks totaling $24.0 million that had no outstanding balance as of December 31, 2008, (2) a $135.6 million line with the FHLB that had $86.3 million outstanding as of December 31, 2008, (3) a $120.0 million revolving line of credit with a third-party bank that had $85.3 million outstanding as of December 31, 2008 and (4) a $56.4 million line with the FRB that had $15.0 million outstanding as of December 31, 2008. We have no reason to believe these arrangements will not be renewed at maturity.

Certificates of deposit of $100,000 or more maturing in less than a year totaled $66.5 million at December 31, 2008; certificates of deposit of $100,000 or more maturing in more than one year totaled $33.2 million. The following table presents the Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2008:

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank lines of credit	$85,316	$—	$—	$85,316	$—
FHLB advances[1]	86,300	33,800	—	17,500	35,000
FRB borrowings	15,000	15,000	—	—	—
Trust preferred capital notes	20,620	—	—	—	20,620
Securities sold under agreements to repurchase	12,224	7,224	—	—	5,000
Operating leases	3,127	1,046	1,637	411	33

Total	$222,587	$57,070	$1,637	$103,227	$60,653

[1]

FHLB advances include convertible advances of $17.5 million maturing in 2012, $12.5 million maturing in 2014, $17.5 million maturing in 2017 and $5.0 million maturing in 2018. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances prior to their respective conversion dates, if the FHLB does not convert the advance on the conversion date, or, after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 7: Borrowings.”

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

During 2008, the Corporation purchased 1,600 shares of its common stock in open-market transactions at prices ranging between $20.49 and $31.06 per share in accordance with a board-approved stock purchase program that will expire in July 2009. The board of directors authorized these stock purchases because the Corporation’s capital level exceeded its ongoing operational needs and regulatory requirements. While we will continue to look for opportunities to invest capital in profitable growth, share purchases are another tool that facilitates improving shareholder return, as measured by ROE and earnings per share. However, in connection with the Corporation’s participation in the Capital Purchase Program, as previously described, certain limitations on the Corporation’s ability to repurchase its common stock have been imposed. For more information on these restrictions, see Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 19: Subsequent Event.”.

The Corporation’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier 1 capital to risk-weighted asset ratio was 10.8 percent at December 31, 2008, compared with 11.2 percent at December 31, 2007. The total capital to risk-weighted asset ratio was 12.3 percent at December 31, 2008, compared with 12.8 percent at December 31, 2007. The Tier 1 leverage ratio was 8.9 percent at December 31, 2008, compared with 9.4 percent at December 31, 2007. These ratios are in excess of the mandated minimum requirements. A portion of the trust preferred securities issued in December 2007 and July 2005 are treated as Tier 1 capital for regulatory capital adequacy determination purposes. These ratios do not include the $20.0 million of Series A Preferred Stock sold to the Treasury under its Capital Purchase Program, which will be treated as Tier 1 capital for regulatory capital adequacy determination purposes, because the transaction closed on January 9, 2009.

Shareholders’ equity was $64.9 million at year-end 2008 compared with $65.2 million at year-end 2007. During 2008, the Corporation maintained dividends declared at the 2007 level of $1.24 per share. The dividend payout ratio was 89.8 percent in 2008, 44.5 percent in 2007 and 30.2 percent in 2006.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures for the years ended December 31, 2008 and 2006 throughout this Form 10-K, which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion from net income of significant impairment charges, net of tax benefit, recognized in 2008 and a significant recovery of income attributable to a single loan transaction recognized in 2006 permit a comparison of results for ongoing business operations, and it is on this basis that we internally assess the Corporation’s performance and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-K enhance investors’ understandings of the Corporation’s performance, these non-GAAP financial measures should not be considered an alternative to GAAP financial measures.

Reconciliation of Certain Non-GAAP Financial Measures

		For the Year Ended December 31,
(Dollars in thousands, except for per share data)	*	2008	2007	2006
Net Income and Earnings Per Share
Net income (GAAP)	A	$4,181	$8,480	$12,129
Other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock, net of income tax benefit (GAAP)		976		—
Nonaccrual and default interest attributable to loan transaction, net of income taxes (GAAP)		—	—	(565)
Reduction in loan loss allowance attributable to loan transaction, net of income taxes (GAAP)		—	—	(163)

Net income, excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock and nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B	$5,157	$8,480	$11,401

Weighted average shares – assuming dilution (GAAP)	C	3,021	3,161	3,273
Weighted average shares – basic (GAAP)	D	2,988	3,039	3,152
Earnings per share – assuming dilution
GAAP	A/C	$1.38	$2.68	$3.71
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock and nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/C	$1.71	$2.68	$3.48
Earnings per share – basic
GAAP	A/D	$1.40	$2.79	$3.85
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock and nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/D	$1.73	$2.79	$3.62

Return on Average Assets
Average assets (GAAP)	E	$819,999	$748,394	$694,315
Return on average assets
GAAP	A/E	0.51%	1.13%	1.75%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock and nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/E	0.63%	1.13%	1.64%

Return on Average Equity
Average equity (GAAP)	F	$65,402	$65,070	$63,949
Return on average equity
GAAP	A/F	6.39%	13.03%	18.97%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock and nonaccrual and default interest and reduction in loan loss allowance attributable to loan transaction	B/F	7.89%	13.03%	17.83%

*	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Certain Non-GAAP Financial Measures are calculated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation did not have any outstanding hedging transactions, such as interest rate swaps, floors or caps, at December 31, 2008.

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

The Corporation assumes interest rate risk as a result of its normal operations. The fair values of most of the Corporation’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities and repricing dates of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings and by investing in securities with terms that manage the Corporation’s overall interest rate risk.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2008, indicate that the Corporation would expect net interest income to decrease over the next twelve months 1.24 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to decrease 3.16 percent if rates shifted upward in the same manner.

1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net Interest Income for the Year Ended December 31, 2008
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(566)	(1.24)%
+200 BP shock	$(1,439)	(3.16)%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2008 indicate that the EVE would increase 6.97 percent assuming an immediate downward shift in market interest rates of 200 BP and would decrease 18.13 percent if rates shifted upward in the same manner.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$5,641	6.97%
+200 BP shock	$(14,678)	(18.13)%

In the analyses above, net interest income and the EVE decline in an immediate upward shift in interest rates. However, net interest income declines while the EVE increases in an immediate downward shift in interest rates. In a rising rate environment, the Corporation’s assets would take longer to reprice than what the Corporation pays on its borrowings and deposits primarily due to the longer maturity or repricing dates of its investment and loan portfolios, time deposits and borrowings. However, in a falling rate environment the analyses assume that adjustable-rate assets will continue to reprice downward, subject to floors on certain loans, and fixed-rate assets with prepayment or callable options will reprice at lower rates while certain deposits cannot reprice any lower.

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

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

	December 31,
	2008	2007
Assets
Cash and due from banks	$9,727	$11,115
Interest-bearing deposits in other banks	161	319
Federal funds sold	—	829

Total cash and cash equivalents	9,888	12,263
Securities—available for sale at fair value, amortized cost of $100,778 and $80,425, respectively	100,603	81,255
Loans held for sale, net	37,042	34,083
Loans, net of allowance for loan losses of $19,806 and $15,963, respectively	633,017	585,881
Federal Home Loan Bank stock	5,284	4,387
Corporate premises and equipment, net	31,131	32,854
Other real estate owned	1,967	—
Accrued interest receivable	5,096	5,069
Goodwill	10,724	10,724
Other assets	20,905	19,080

Total assets	$855,657	$785,596

Liabilities
Deposits
Noninterest-bearing demand deposits	$77,634	$80,002
Savings and interest-bearing demand deposits	204,193	184,620
Time deposits	268,898	262,949

Total deposits	550,725	527,571
Short-term borrowings	56,024	21,968
Long-term borrowings	142,816	133,459
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,921	2,115
Other liabilities	18,694	14,639

Total liabilities	790,800	720,372

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized)	—	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,037,441 and 3,019,591 shares issued and outstanding, respectively)	2,992	2,979
Additional paid-in capital	551	—
Retained earnings	62,361	62,048
Accumulated other comprehensive (loss) income, net	(1,047)	197

Total shareholders’ equity	64,857	65,224

Total liabilities and shareholders’ equity	$855,657	$785,596

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Interest income
Interest and fees on loans	$59,853	$60,938	$55,112
Interest on money market investments	28	443	454
Interest and dividends on securities
U.S. government agencies and corporations	542	296	255
Tax-exempt obligations of states and political subdivisions	3,192	2,608	2,335
Corporate bonds and other	515	540	426

Total interest income	64,130	64,825	58,582

Interest expense
Savings and interest-bearing deposits	2,638	2,747	2,287
Certificates of deposit, $100M or more	4,088	4,714	3,176
Other time deposits	6,614	7,469	5,690
Borrowings	6,749	7,724	6,640
Trust preferred capital notes	1,306	724	664

Total interest expense	21,395	23,378	18,457

Net interest income	42,735	41,447	40,125
Provision for loan losses	13,766	7,130	4,625

Net interest income after provision for loan losses	28,969	34,317	35,500

Noninterest income
Gains on sales of loans	16,693	15,833	17,098
Service charges on deposit accounts	3,907	3,684	3,471
Other service charges and fees	3,721	4,020	5,101
Net gains on calls and sales of available for sale securities	234	21	105
Other-than-temporary impairment of available for sale securities	(1,575)	—	—
Other income	2,169	2,320	1,612

Total noninterest income	25,149	25,878	27,387

Noninterest expenses
Salaries and employee benefits	27,724	30,787	29,007
Occupancy expenses	6,031	6,058	5,087
Other expenses	15,565	11,526	11,234

Total noninterest expenses	49,320	48,371	45,328

Income before income taxes	4,798	11,824	17,559
Income tax expense	617	3,344	5,430

Net income	$4,181	$8,480	$12,129

Earnings per common share—basic	$1.40	$2.79	$3.85

Earnings per common share—assuming dilution	$1.38	$2.68	$3.71

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2005	$3,141	$183		$55,930	$832	$60,086
Purchase of common stock	(14)	(504)				(518)
Stock options exercised	32	548				580
Share-based compensation		97				97
Comprehensive income
Net income			$12,129	12,129		12,129
Other comprehensive loss, net of tax
Unrealized holding losses on securities, net of reclassification adjustment			(67)		(67)	(67)

Comprehensive income			$12,062

Adjustment to initially apply SFAS 158, net of tax					(644)	(644)
Cash dividends ($1.16 per share)				(3,657)		(3,657)

Balance December 31, 2006	3,159	324		64,402	121	68,006
Purchase of common stock	(204)	(1,166)		(7,065)		(8,435)
Stock options exercised	24	543				567
Share-based compensation		299				299
Comprehensive income
Net income			$8,480	8,480		8,480
Other comprehensive income (loss), net of tax
Changes in defined benefit plan assets and benefit obligations, net of tax			301		301	301
Unrealized holding losses on securities, net of reclassification adjustment			(225)		(225)	(225)

Comprehensive income			$8,556

Cash dividends ($1.24 per share)				(3,769)		(3,769)

Balance December 31, 2007	2,979	—		62,048	197	65,224
Purchase of common stock	(1)	(39)				(40)
Stock options exercised	14	252				266
Share-based compensation		338				338
Comprehensive income
Net income			$4,181	4,181		4,181
Other comprehensive loss, net of tax
Changes in defined benefit plan assets and benefit obligations, net of tax			(591)		(591)	(591)
Unrealized holding losses on securities, net of reclassification adjustment			(653)		(653)	(653)

Comprehensive income			$2,937

Reduction due to change in pension measurement date				(114)		(114)
Cash dividends ($1.24 per share)				(3,754)		(3,754)

Balance December 31, 2008	$2,992	$551		$62,361	$(1,047)	$64,857

Disclosure of reclassification amount for the year ended December 31:

	2008	2007	2006
Unrealized net holding (losses) gains arising during period	$(1,538)	$(211)	$1
Less: reclassification adjustment for net (losses) gains included in net income	(885)	14	68

Net unrealized losses on securities	$(653)	$(225)	$(67)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$4,181	$8,480	$12,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,381	2,563	2,007
Deferred income taxes	(2,672)	(1,112)	(970)
Provision for loan losses	13,766	7,130	4,625
Share-based compensation	338	299	97
Accretion of discounts and amortization of premiums on securities, net	55	50	35
Net realized gain on securities	(234)	(21)	(105)
Other-than-temporary impairment of securities	1,575	—	—
Origination of loans held for sale	(749,177)	(828,379)	(944,300)
Sale of loans	746,218	847,800	930,473
Change in other assets and liabilities:
Accrued interest receivable	(27)	(637)	(768)
Other assets	2,931	(1,106)	(2,580)
Accrued interest payable	(194)	200	609
Other liabilities	2,912	(1,554)	3,843

Net cash provided by operating activities	22,053	33,713	5,095

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	18,516	6,189	7,671
Purchase of securities available for sale	(40,265)	(20,235)	(9,987)
Net purchases of FHLB stock	(897)	(2,294)	(217)
Investment in statutory trust	—	(310)	—
Net increase in customer loans	(64,163)	(75,168)	(57,429)
Purchases of corporate premises and equipment	(728)	(2,251)	(6,120)
Disposals of corporate premises and equipment	70	23	71

Net cash used in investing activities	(87,467)	(94,046)	(66,011)

Financing activities:
Net increase (decrease) in demand, interest-bearing demand and savings deposits	17,205	(14,088)	4,565
Net increase in time deposits	5,949	8,824	32,832
Net increase in borrowings	43,413	50,681	12,742
Issuance of trust preferred capital notes	—	10,310	—
Purchases of common stock	(40)	(8,435)	(518)
Proceeds from exercise of stock options	266	567	580
Cash dividends	(3,754)	(3,769)	(3,657)

Net cash provided by financing activities	63,039	44,090	46,544

Net decrease in cash and cash equivalents	(2,375)	(16,243)	(14,372)
Cash and cash equivalents at beginning of year	12,263	28,506	42,878

Cash and cash equivalents at end of year	$9,888	$12,263	$28,506

Supplemental disclosure
Interest paid	$21,589	$23,178	$17,848
Income taxes paid	3,116	4,087	5,935
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) on securities available for sale	$(1,005)	$(347)	$(103)
Loans transferred to other real estate owned	(3,261)	—	—
Pension adjustment	(909)	463	(990)

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

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Title Agency, Inc., C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC, Certified Appraisals LLC, and C&F Reinsurance LTD, provides ancillary mortgage loan production services, such as loan settlements, title searches and residential appraisals. C&F Finance, acquired on September 1, 2002, is a regional finance company providing automobile loans principally in Virginia, Tennessee, Maryland, North Carolina, Ohio, Kentucky, Indiana and West Virginia. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Business segment data is presented in Note 16.

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

Securities: Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all of the Corporation’s investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of investment securities results in a write-down that must be included in net income when a market decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer and our ability and intention with regard to holding the security to maturity or for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser of a loan (investor) sold by C&F Mortgage incurs a loss due to borrower misrepresentation or early default.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill: The Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. The Corporation’s goodwill was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002. The annual test for impairment was completed during the fourth quarter of 2008 and it was determined there was no impairment to be recognized in 2008.

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

Retirement Plan: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Corporation was required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position was effective for fiscal years ending after December 15, 2008.

The Bank has a defined benefit pension plan, which is subject to the provisions of SFAS 158. In connection with the implementation of SFAS 158 in 2006, the Corporation recognized a $644,000 loss as a component of accumulated other comprehensive income. Subsequent valuations in 2008 and 2007 determined that the plan was underfunded. As a result, the Corporation recognized pension liabilities of $2.05 million at December 31, 2008 and $269,000 at December 31, 2007, and recognized a net loss of $591,000 in 2008 and a net gain of $301,000 in 2007 as components of other comprehensive income. In addition, the Corporation recognized a net adjustment to retained earnings of $114,000 in 2008 due to the change in the measurement date.

Share-Based Compensation: The Corporation’s share-based compensation plans are described more fully in Note 12. Effective January 1, 2006, the Corporation adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires that the Corporation recognize expense related to the fair value of share-based compensation awards in net income.

The Corporation elected to follow the modified prospective transition method allowed by SFAS 123(R). Under the modified prospective transition method, compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date.

Compensation expense for grants of restricted shares is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense for the years ended December 31, 2008, 2007 and 2006 included $292,000 ($181,000 after tax), $299,000 ($186,000 after tax) and $97,000 ($60,000 after tax), respectively, for options and restricted stock granted during 2008, 2007 and 2006. As of December 31, 2008, there was $1.03 million of unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. SFAS 123(R) requires the Corporation to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

Earnings Per Common Share: Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Earnings per share, assuming dilution, reflects additional common shares that would have been outstanding if potentially-dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options and unvested restricted shares and are determined using the treasury stock method. Earnings per share calculations are presented in Note 8.

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

Shareholders’ Equity: During 2008, the Corporation purchased 1,600 shares of its common stock in open-market transactions at prices ranging between $20.49 and $31.06 per share in accordance with board-approved stock purchase programs. The program in effect at December 31, 2008, which will expire in July 2009, replaced the program that expired July 2008. Limitations on future share repurchases are described in Note 19.

During 2007, the Corporation purchased 54,800 shares of its common stock in negotiated and open-market transactions at prices ranging between $32.50 and $43.20 in accordance with a board-approved stock purchase program that expired in July 2008. Purchases of 149,720 shares at prices between $37.25 and $45.07 per share were made in accordance with a board-approved stock purchase program, which was terminated in July 2007.

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

Fair Value Measurements: Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a valuation hierarchy for disclosure of fair value measurements and enhances disclosure requirements for fair value measurements. The fair value hierarchy under SFAS 157 is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, and prioritizes the inputs to valuation techniques used to measure fair value in three broad levels (Level 1, Level 2 and Level 3).

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

Loans Held for Sale: Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains contractual commitments to sell all of these loans directly from the purchasing financial institutions. Premiums to be received under these commitments are indicative of the fact that cost is lower than fair value. At December 31, 2008, the entire balance of the Corporation’s loans held for sale was recorded at cost.

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

Recent Accounting Pronouncements: In September 2006, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. In March 2007, the FASB reached a consensus on EITF Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Corporation’s adoption of these standards effective January 1, 2008 did not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation adopted SFAS 159 effective January 1, 2008. The Corporation elected not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of SFAS 159 did not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. It establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Corporation does not expect the implementation of SFAS 141(R) to have a material effect on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material effect on the Corporation’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. SFAS 160 will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements and is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 160 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS 161 is effective for the Corporation on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). FSP 142-3 is effective for the Corporation on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Corporation does not expect the implementation of FSP 142-3 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Corporation does not expect the implementation of SFAS 162 to have any effect on its consolidated financial statements.

In June 2008, the FASB finalized FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FASB also concluded that because FSP EITF 03-6-1 applies to all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends, changes in an entity’s forfeiture estimates from one reporting period to the next do not affect the computation of earnings per share, other than for the increase or decrease in compensation cost as a result of the application of SFAS 123(R). The transition guidance in FSP EITF 03-6-1 requires an entity to retroactively adjust all prior-period earnings-per-share computations to reflect the FSP’s provisions. The retroactive adjustments encompass earnings-per-share computations included in interim financial statements. Early adoption of the FSP is not permitted. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Corporation does not expect the implementation of this FSP to have a material effect on its consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation (FIN) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. FSP 133-1 and FIN 45-4 were effective for the Corporation on December 31, 2008 and did not have a material effect on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective as of September 30, 2008 and did not have a material effect on the Corporation’s consolidated financial statements.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 require enhanced disclosures about transfers of financial assets and interests in variable interest entities. FSP 140-4 is effective for interim and annual periods ending after December 15, 2008. Because FSP 140-4 requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of FSP 140-4 did not affect the Corporation’s financial condition, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, in order to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective for the Corporation as of December 31, 2008 and did not have a material effect on its consolidated financial statements.

NOTE 2: Securities

Debt and equity securities are summarized as follows:

(Dollars in thousands)	December 31, 2008
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$11,108	$59	$(5)	$11,162
Mortgage-backed securities	2,264	54	—	2,318
Obligations of states and political subdivisions	85,842	858	(1,189)	85,511
Preferred stock	1,564	146	(98)	1,612

	$100,778	$1,117	$(1,292)	$100,603

(Dollars in thousands)	December 31, 2007
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$7,446	$36	$(15)	$7,467
Mortgage-backed securities	1,776	11	(16)	1,771
Obligations of states and political subdivisions	67,209	1,032	(91)	68,150
Preferred stock	3,994	204	(331)	3,867

	$80,425	$1,283	$(453)	$81,255

The amortized cost and estimated fair value of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	December 31, 2008
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,268	$13,281
Due after one year through five years	22,723	22,803
Due after five years through ten years	37,472	37,227
Due after ten years	25,751	25,680
Preferred stock	1,564	1,612

	$100,778	$100,603

Proceeds from the maturities, calls and sales of securities available for sale in 2008 were $18.52 million, resulting in gross realized gains of $253,000 and gross realized losses of $19,000. Securities with an aggregate amortized cost of $40.57 million and an aggregate fair value of $40.84 million were pledged at December 31, 2008 to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements.

Proceeds from the maturities and calls of securities available for sale in 2007 were $6.19 million, resulting in gross realized gains of $21,000. Proceeds from the maturities and calls of securities available for sale in 2006 were $7.67 million, resulting in gross realized gains of $105,000.

Securities in an unrealized loss position at December 31, 2008, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$495	$5	$—	$—	$495	$5
Obligations of states and political subdivisions	32,846	1,189	—	—	32,846	1,189

Subtotal-debt securities	33,341	1,194	—	—	33,341	1,194

Preferred stock	699	88	20	10	719	98

Total temporarily impaired securities	$34,040	$1,282	$20	$10	$34,060	$1,292

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was attributable to fluctuations in interest rates. There are 110 debt securities totaling $33.34 million and six equity securities totaling $719,000 considered temporarily impaired at December 31, 2008. Because the Corporation has the ability and intent to hold these investments until a recovery of unrealized losses, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2008 and no impairment has been recognized.

In 2008, the Corporation recognized a $1.58 million other-than-temporary impairment charge related to its investments in perpetual preferred stock of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The impairment in the holdings of these government-sponsored entities resulted from the decline in market value of these shares in connection with the federal government’s takeover of Fannie Mae and Freddie Mac in September 2008, along with the elimination of dividends on these shares. The market value of the Corporation’s preferred shares of Fannie Mae and Freddie Mac at December 31, 2008 after the other-than-temporary impairment charge was $12,000 and $15,000, respectively.

Securities in an unrealized loss position at December 31, 2007, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$—	$—	$1,235	$15	$1,235	$15
Mortgage-backed securities	—	—	790	16	790	16
Obligations of states and political subdivisions	11,323	67	2,334	24	13,657	91

Subtotal-debt securities	11,323	67	4,359	55	15,682	122

Preferred stock	988	218	482	113	1,470	331

Total temporarily impaired securities	$12,311	$285	$4,841	$168	$17,152	$453

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2008	2007
Real estate—mortgage	$141,271	$123,239
Real estate—construction	28,300	26,719
Commercial, financial and agricultural[1]	272,440	257,951
Equity lines	29,136	25,282
Consumer	9,515	8,991
Consumer finance	172,385	160,196

	653,047	602,378
Less unearned loan fees	(224)	(534)

	652,823	601,844
Less allowance for loan losses	(19,806)	(15,963)

	$633,017	$585,881

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Consumer loans included $221,000 and $231,000 of demand deposit overdrafts at December 31, 2008 and 2007, respectively. Loans on nonaccrual status were $19.48 million and $2.62 million at December 31, 2008 and 2007, respectively. If interest income had been recognized on nonaccrual loans at their stated rates during fiscal years 2008, 2007 and 2006, interest income would have increased by approximately $439,000, $56,000 and $70,000, respectively. Accruing loans past due for 90 days or more were $3.52 million and $578,000 at December 31, 2008 and 2007, respectively. The balance of impaired loans was $16.83 million and $291,000 at December 31, 2008 and 2007, respectively, for which there was a $940,000 specific valuation allowance as of December 31, 2008. No specific valuation allowance was deemed necessary as of December 31, 2007. The average balances of impaired loans for 2008, 2007 and 2006 were $5.82 million, $557,000 and $2.24 million, respectively. The Corporation has no obligation to fund additional advances on its impaired loans.

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Balance at the beginning of year	$15,963	$14,216	$13,064
Provision charged to operations	13,766	7,130	4,625
Loans charged off	(11,559)	(7,300)	(5,093)
Recoveries of loans previously charged off	1,636	1,917	1,620

Balance at the end of year	$19,806	$15,963	$14,216

NOTE 5: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2008	2007
Land	$6,734	$6,734
Buildings	26,347	26,321
Equipment, furniture and fixtures	20,726	20,153

	53,807	53,208
Less accumulated depreciation	(22,676)	(20,354)

	$31,131	$32,854

NOTE 6: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2008	2007
Certificates of deposit, $100 or more	$99,711	$97,006
Other time deposits	169,187	165,943

	$268,898	$262,949

Remaining maturities on time deposits at December 31, 2008 are as follows (dollars in thousands):

2009	$181,028
2010	32,385
2011	9,632
2012	44,612
2013	867
Thereafter	374

$268,898

Time deposits at December 31, 2008 included $10.00 million of brokered deposits, which mature in 2009.

NOTE 7: Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Balances outstanding under repurchase agreements were $7.22 million on December 31, 2008 and $2.57 million on December 31, 2007. Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate loans. There was $33.80 million and $19.40 million of short-term advances from the FHLB outstanding on December 31, 2008 and 2007, respectively. Short-term borrowings on December 31, 2008 also include $15.00 million under the Federal Reserve Bank Term Auction Facility, which is secured by a loan-specific lien on all qualifying loans, except for those loans pledged to support advances from the FHLB and C&F Finance’s revolving bank line of credit. Short-term borrowings also include $24.00 million in federal funds lines with correspondent banks, which had no outstanding balances on December 31, 2008 and 2007.

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2008	2007
Balance outstanding at year end	$56,024	$21,968
Maximum balance at any month end during the year	$59,382	$78,735
Average balance for the year	$35,071	$26,395
Weighted average rate for the year	2.12%	4.83%
Weighted average rate on borrowings at year end	0.67%	4.15%
Estimated fair value at year end	$56,024	$21,968

Long-term borrowings at December 31, 2008 consist of a repurchase agreement with a third-party broker, which is secured by investment securities, advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance, and advances from the FHLB, which are secured by a blanket floating lien on all qualifying real estate loans. The interest rate on the repurchase agreement, which matures in 2018, is 1.78% until September 2009, at which time the rate will float at 7.00% minus three-month LIBOR with a maximum rate of 3.55%, and the outstanding balance as of December 31, 2008 was $5.00 million. The interest rate on the revolving bank line of credit, which matures in 2012, floats at the one-month LIBOR rate plus 175 basis points, and the outstanding balance as of December 31, 2008 was $85.32 million. C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, credit quality, adequacy of the allowance for loan losses and interest expense coverage. C&F Finance satisfied all such covenants during 2008. Long-term advances from the FHLB at December 31, 2008 consist of $52.5 million of convertible advances. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate. The table below presents selected information on these advances:

(Dollars in thousands) Balance Outstanding at December 31, 2008	Interest Rate	Maturity Date	Initial Conversion Option Date
$5,000	3.90%	8/30/12	2/29/09
$5,000	4.08	8/30/12	2/27/09
$7,500	4.15	10/19/12	10/19/09
$5,000	3.95	11/17/14	11/17/10
$7,500	3.69	11/28/14	11/29/10
$7,500	3.70	10/19/17	4/20/09
$5,000	4.06	10/25/17	10/25/11
$5,000	2.93	11/27/17	2/27/09
$5,000	3.59	6/6/18	6/6/12

The contractual maturities of long-term borrowings, excluding conversion provisions, at December 31, 2008 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2012	$17,500	$85,316	$102,816
2013	—	—	—
Thereafter	35,000	5,000	40,000

	$52,500	$90,316	$142,816

The Corporation’s unused lines of credit for future borrowings total approximately $149.45 million at December 31, 2008, which consists of $49.33 million available from the FHLB, $34.68 million on C&F Finance’s revolving bank line of credit, $41.44 million available from the Federal Reserve Bank and $24.00 million under federal funds agreements with third party financial institution. Additional loans are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank above the current lendable collateral value.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the securities at a fixed rate of 7.73% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 3.15% as to the remaining $5.00 million, which rate was 5.15% at December 31, 2008. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 3.15% in December 2012. The principal asset of Trust II is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

In July 2005, C&F Financial Statutory Trust I (Trust I), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in September 2035, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the securities at a fixed rate of 6.07% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 1.57% as to the remaining $5.00 million, which rate was 3.57% at December 31, 2008. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 1.57% in September 2010. The principal asset of Trust I is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust I to pay the quarterly distributions payable by Trust I to the holders of the trust preferred capital securities.

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

NOTE 8: Earnings Per Share

The Corporation calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. The components of the Corporation’s EPS calculations are as follows:

	December 31,
(Dollars in thousands)	2008	2007	2006
Net income available to common shareholders	$4,181	$8,480	$12,129

Weighted average number of common shares used in earnings per common share—basic	2,988,017	3,039,240	3,151,860
Effect of dilutive securities:
Stock option awards	30,574	118,514	121,569
Restricted stock awards	2,368	3,269	—

Weighted average number of common shares used in earnings per common share—assuming dilution	3,020,959	3,161,023	3,273,429

Options on approximately 372,000, 98,000 and 133,000 shares were not included in computing diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006, respectively, because they were anti-dilutive.

NOTE 9: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Current taxes	$3,289	$4,456	$6,400
Deferred taxes	(2,672)	(1,112)	(970)

	$617	$3,344	$5,430

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
(Dollars in thousands)	2008	Percent of Pre-tax Income	2007	Percent of Pre-tax Income	2006	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$1,631	34.0%	$4,139	35.0%	$6,146	35.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,085)	(22.6)	(913)	(7.7)	(876)	(5.0)
Reduction of interest expense incurred to carry tax-exempt assets	122	2.6	115	1.0	84	0.5
State income taxes, net of federal tax benefit	157	3.3	248	2.1	302	1.7
Tax effect of dividends-received deduction on preferred stock	(45)	(0.9)	(72)	(0.6)	(48)	(0.3)
Tax credits	(147)	(3.1)	(101)	(0.9)	(98)	(0.6)
Other	(16)	(0.4)	(72)	(0.6)	(80)	(0.4)

	$617	12.9%	$3,344	28.3%	$5,430	30.9%

The Corporation’s net deferred income taxes totaled $9.98 million and $6.64 million at December 31, 2008 and 2007, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2008	2007
Deferred tax asset
Allowance for loan losses	$7,715	$6,043
Deferred compensation	1,557	1,476
Other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock	614	—
Defined benefit plan	369	92
Share-based compensation	250	155
Interest on nonaccrual loans	88	10
Net unrealized loss on securities available for sale	61	—
Other	899	480

Deferred tax asset	11,553	8,256

Deferred tax liability
Goodwill and other intangible assets	(1,568)	(1,260)
Depreciation	(3)	(39)
Net unrealized gain on securities available for sale	—	(291)
Other	—	(27)

Deferred tax liability	(1,571)	(1,617)

Net deferred tax asset	$9,982	$6,639

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005. The Corporation adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no effect on the financial statements.

NOTE 10: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings. All salaried employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. An employee is 20% vested in the Bank’s contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years. The amounts charged to expense under this plan were $437,000, $420,000 and $564,000 in 2008, 2007 and 2006, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. An employee is vested 25% in the employer’s contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years. The amounts charged to expense under this plan were $75,000, $182,000 and $211,000 for 2008, 2007 and 2006, respectively.

C&F Finance maintains a Defined Contribution Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of the Bank. The amounts charged to expense under this plan were $79,000, $94,000 and $99,000 in 2008, 2007 and 2006, respectively.

Individual performance bonuses are awarded annually to certain members of management under a management incentive bonus policy. The Corporation’s Compensation Committee recommends to the Corporation’s board of directors the bonuses to be paid to the Chief Executive Officer and the Chief Financial Officer of the Corporation, and recommends to the Bank’s board of directors bonuses to be paid to certain other senior Bank officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the Bank and C&F Finance. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank’s board considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $333,000, $780,000 and $683,000 in 2008, 2007 and 2006, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $695,000, $811,000 and $1.08 million were expensed in 2008, 2007 and 2006, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $92,000, $115,000 and $79,000 in 2008, 2007 and 2006, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

The Bank has a non-contributory, defined benefit pension plan for all full-time employees over 21 years of age. Historically, benefits were generally based upon years of service and average compensation for the five highest-paid consecutive years of service. Effective December, 31, 2008, this plan was converted to a non-contributory cash balance pension plan (the Cash Balance Plan) for all full-time employees over 21 years of age. Under the Cash Balance Plan, benefits earned by participants under the prior defined benefit pension plan through December 31, 2008 were converted to an opening account balance for each participant. This account balance for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Compensation Committee. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Bank’s pension plan based upon actuarial valuations prepared as of December 31, 2008 and October 1, 2007 and 2006.

(Dollars in thousands)	December 31, 2008	Plan Year Ended September 30,
		2007	2006
Change in benefit obligation
Projected benefit obligation, beginning	$7,083	$6,438	$6,029
Service cost	1,044	777	752
Interest cost	550	384	345
Actuarial (gain)	(426)	(190)	(460)
Benefits paid	(435)	(326)	(228)
Prior service cost due to amendment	(1,416)	—	—

Projected benefit obligation, ending	$6,400	$7,083	$6,438

Change in plan assets
Fair value of plan assets, beginning	$6,814	$6,438	$5,084
Actual return on plan assets	(2,033)	702	400
Employer contributions	—	—	1,182
Benefits paid	(435)	(326)	(228)

Fair value of plan assets, ending	$4,346	$6,814	$6,438

Funded status	$(2,054)	$(269)	$—

Amounts recognized as an other liability	$(2,054)	$(269)	$—

Amounts recognized in accumulated other comprehensive income
Net loss	$2,798	$472	$932
Net obligation at transition	(14)	(22)	(27)
Prior service cost	(1,347)	78	85
Deferred taxes	(503)	(185)	(346)

Total recognized in accumulated other comprehensive income	$934	$343	$644

Weighted-average assumptions for benefit obligation as valuation date
Discount rate	6.0%	6.3%	6.0%
Expected return on plan assets	8.5	8.5	8.5
Rate of compensation increase	4.0	4.0	4.0

The accumulated benefit obligation was $5.29 million and $4.60 million as of the actuarial valuation dates in 2008 and 2007, respectively.

(Dollars in thousands)	Year Ended December 31,
	2008	2007	2006
Components of net periodic benefit cost
Service cost	$835	$777	$752
Interest cost	440	384	345
Expected return on plan assets	(576)	(447)	(428)
Amortization of prior service cost	7	7	7
Amortization of net obligation at transition	(5)	(5)	(5)
Recognized net actuarial loss	—	16	45

Net periodic benefit cost	701	732	716

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net (gain) loss	2,326	(461)	932
Net obligation at transition	—	—	(27)
Amortization of net obligation at transition	8	5	—
Prior service cost	(1,416)	—	85
Amortization of prior service costs	(9)	(7)	—
Deferred taxes	(318)	162	(346)

Total recognized in accumulated other comprehensive income (loss)	591	(301)	644

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,292	$431	$1,360

(Dollars in thousands)	Year Ended December 31, 2008
Adjustment to retained earnings due to change in measurement date
Service cost	$209
Interest cost	110
Expected return on plan assets	(144)
Amortization of prior service cost	1
Amortization of net obligation at transition	(1)
Income tax benefit	(61)

Net periodic benefit cost	$114

The estimated net loss, obligation at transition and prior service cost that will be (accreted to) amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $115,000, $(5,000) and $(68,000), respectively.

	2007	2006	2005
Weighted-average assumptions for net periodic benefit cost as of October 1 (1)
Discount rate	6.3%	6.0%	5.8%
Expected return on plan assets	8.5	8.5	8.5
Rate of compensation increase	4.0	4.0	4.0

(1)	Net periodic benefit cost for the current year is based on assumptions determined at the valuation date of the prior year.

The benefits expected to be paid by the plan in the next ten years are as follows (dollars in thousands):

2009	$361
2010	142
2011	250
2012	472
2013	311
2014 – 2018	3,363

$4,899

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

The Bank’s defined benefit pension plan’s weighted average asset allocations as of December 31, 2008 and September 30, 2007 by asset category are as follows:

	2008	2007
Mutual funds-fixed income	31%	35%
Mutual funds-equity	64	60
Cash and equivalents	5	5

	100%	100%

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

NOTE 11: Related Party Transactions

Loans outstanding to directors and executive officers totaled $734,000 and $512,000 at December 31, 2008 and 2007, respectively. New advances to directors and officers totaled $281,000 and repayments totaled $59,000 in the year ended December 31, 2008. These loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features.

NOTE 12: Share-Based Plans

On April 15, 2008, the Corporation’s shareholders approved the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the Amended 2004 Plan), which, among other things, expanded the group of eligible award recipients to include certain key employees of the Corporation, as well as non-employee directors (including non-employee regional or advisory directors). The Amended 2004 Plan authorizes an aggregate of 500,000 shares of Corporation common stock to be issued as equity awards in the form of stock options, stock appreciation rights, restricted stock and/or restricted stock units to key employees and non-employee directors. Since the Amended 2004 Plan’s approval, equity awards have only been issued in the form of restricted stock, which are accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.

Prior to the approval of the Amended 2004 Plan, the Corporation awarded options to purchase common stock and/or grants of restricted shares of common stock to certain key employees of the Corporation under the C&F Financial Corporation 2004 Incentive Stock Plan (the 2004 Plan), which was approved by the Corporation’s shareholders on April 20, 2004. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. Restricted shares were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. The maximum aggregate number of shares that could be issued pursuant to awards made under the 2004 Plan was 500,000. As a result of the accelerated vesting of all unvested options on December 20, 2005 and because no options were granted under the 2004 Plan in 2008, 2007 and 2006, all options outstanding under the 2004 Plan are exercisable on December 31, 2008. All options expire ten years from the grant date.

Prior to the approval of the 2004 Plan, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the 1994 Plan). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan was 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005, all options outstanding under the 1994 Plan are exercisable as of December 31, 2008. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the Director Plan). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options were issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005 and the vesting of options granted in 2006 and 2007, all options outstanding under the Director Plan are exercisable as of December 31, 2008. All options expire ten years from the grant date. In 2008, the Corporation ceased granting awards to non-employee directors under the Director Plan, which expired in 2008, and non-employee directors were added to the group of eligible award recipients under the Amended 2004 Plan.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (the Regional Director Plan). Options were issued to regional directors of the Bank at a price equal to the fair market value of common stock at the date granted. As a result of the accelerated vesting of all unvested options on December 20, 2005 and because no options were granted under the Regional Director Plan in 2008, 2007 and 2006, all options outstanding under the Regional Director Plan are exercisable as of December 31, 2008. All options expire ten years from the grant date. Upon approval of the Amended 2004 Plan in 2008, the Corporation ceased granting awards to regional directors of the Bank under the Regional Director Plan, which was to expire in 2009, and regional directors of the Bank were added to the group of eligible award recipients under the Amended 2004 Plan.

Stock option transactions under the various plans for the periods indicated were as follows:

(Dollars in thousands, except for per share amounts)	2008			2007		2006
	Shares	Exercise Price*	Intrinsic Value	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	510,217	$32.17		530,167	$31.54	564,067	$30.65
Granted	—	—		13,500	37.17	13,500	39.60
Exercised	(13,950)	19.05		(24,000)	21.39	(32,000)	16.46
Canceled	(41,250)	30.65		(9,450)	31.65	(15,400)	37.13

Outstanding at end of year	455,017	$32.71	$—	510,217	$32.17	530,167	$31.54

* Weighted average

Options exercisable at year-end	455,017		$—	496,717		516,667
Weighted-average fair value of options granted during the year	N/A			$8.05		$10.10

The total intrinsic value of in-the-money options exercised in 2008 was $101,000. Cash received from option exercises during 2008 was $266,000. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

There were no option grants during 2008. The fair value of each option granted in 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006
Dividend yield	3.3%	2.9%
Dividend growth rate	5.0	5.0
Expected life (years)	8	8
Expected volatility	25.0%	25.0%
Risk-free interest rate	4.7%	5.2%

The dividend yield and growth rate assumptions were based on the Corporation’s history and expectation of dividend payouts. The expected life was based on historical exercise experience. The expected volatility was based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards were based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Remaining Contractual Life*	Exercise Price*
$15.75 to $23.49	147,967	2.7	$19.40
$35.20 to $39.60	233,750	6.7	38.29
$40.50 to $46.20	73,300	4.9	41.79

Total	455,017	5.1	$32.71

*	Weighted average

As permitted under the Amended 2004 Plan and previously the 2004 Plan, the Corporation awards shares of restricted stock to certain key employees and non-employee directors. Restricted shares awarded to employees are generally subject to a five-year vesting period and restricted shares awarded to non-employee directors are subject to a three-year vesting period. As of December 31, 2008, a total of 45,700 shares of restricted stock were outstanding, which consisted of 10,600 shares issued in 2008, 15,700 shares issued in 2007 and 19,400 shares issued in 2006. Compensation is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded, which averaged $19.66, $31.87 and $39.01 per share for restricted stock issued in

2008, 2007 and 2006, respectively, and outstanding as of December 31, 2008. Compensation expense is charged to income ratably over the vesting periods. As of December 31, 2008, there was $1.03 million of total unrecognized compensation cost related to restricted stock granted under the Amended 2004 Plan and the 2004 Plan. The cost is expected to be recognized through 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). For both the Corporation and the Bank, Tier 1 capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, amounts resulting from the adoption and application of SFAS 158 and goodwill net of any related deferred tax liability, and total capital consists of Tier 1 capital and a portion of the allowance for loan losses. For the Corporation only, Tier 1 and total capital also include trust preferred securities. Risk-weighted assets for the Corporation and the Bank were $681.25 million and $676.37 million, respectively, at December 31, 2008 and $644.55 million and $638.41 million, respectively, at December 31, 2007. Management believes that, as of December 31, 2008, the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Corporation	$83,836	12.3%	$54,500	8.0%	N/A	N/A
Bank	81,174	12.0	54,109	8.0	$67,637	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	73,575	10.8	27,250	4.0	N/A	N/A
Bank	72,579	10.7	27,055	4.0	40,582	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	73,575	8.9	33,263	4.0	N/A	N/A
Bank	72,579	8.7	33,217	4.0	41,521	5.0

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Corporation	$82,376	12.8%	$51,564	8.0%	N/A	N/A
Bank	76,898	12.1	51,073	8.0	$63,841	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	72,296	11.2	25,782	4.0	N/A	N/A
Bank	68,819	10.8	25,537	4.0	38,305	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	72,296	9.4	30,835	4.0	N/A	N/A
Bank	68,819	9.0	30,633	4.0	38,291	5.0

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. These trust preferred securities may be treated as Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. Accordingly, $18.39 million and $18.07 million of the Corporation’s trust preferred securities is included in Tier 1 capital in the Corporation’s capital ratios presented above for 2008 and 2007, respectively. The remaining $1.61 million and $1.93 million of the Corporation’s total trust preferred securities outstanding on December 31, 2008 and 2007, respectively, is included in the Corporation’s total capital ratios presented above as a component of Tier 2 capital. Refer to Note 19 for a description of a capital transaction that occurred after December 31, 2008, which will affect future capital amounts and ratios at the Bank and the Corporation.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $75.03 million and $98.02 million at December 31, 2008 and 2007, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $7.82 million and $7.06 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $48.13 million and loans held for sale of $37.04 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $85.17 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $1.30 million, $1.19 million and $911,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments due under these leases as of December 31, 2008 are as follows (dollars in thousands):

2009	$1,046
2010	863
2011	774
2012	313
2013	98
Thereafter	33

$3,127

NOTE 15: Fair Value Measurements

The Corporation adopted SFAS 157 on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Corporation has only partially applied SFAS 157.

In October of 2008, the FASB issued FSP No. 157-3 to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued.

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

The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a recurring basis in the financial statements.

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

Loans Held for Sale: Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains contractual commitments to sell all of these loans directly from the purchasing financial institutions. Premiums to be received under these commitments are indicative of the fact that cost is lower than fair value. At December 31, 2008, the entire balance of the Corporation’s loans held for sale was recorded at cost.

Impaired Loans: SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by Level 3 valuation inputs, such as appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. At December 31, 2008, the Corporation’s impaired loans were valued at $15.89 million.

Other Real Estate Owned: OREO is measured at fair value based on Level 3 valuation inputs, in accordance with the provisions of SFAS 157, less costs to sell. At December 31, 2008, the Corporation’s OREO was valued at $1.97 million.

The following describes the valuation techniques used by the Corporation to measure certain financial assets and financial liabilities that are not recorded at fair value on a recurring basis in the financial statements:

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

	December 31,
	2008		2007
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$9,888	$9,888	$12,263	$12,263
Securities	100,603	100,603	81,255	81,255
Net loans	633,017	634,928	585,881	583,467
Loans held for sale, net	37,042	37,904	34,083	35,073
Accrued interest receivable	5,096	5,096	5,069	5,069
Financial liabilities:
Demand deposits	281,827	272,164	264,622	267,193
Time deposits	268,898	272,340	262,949	263,152
Borrowings	219,460	210,640	176,047	173,351
Accrued interest payable	1,921	1,921	2,115	2,115

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

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

The results of these other segments are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of dividends received on the Corporation’s investment in equity securities, the Fannie Mae and Freddie Mac impairment charge previously discussed and interest expense associated with the Corporation’s trust preferred capital notes. Segment information for years ended December 31, 2007 and 2006 has been restated for the reclassification of the Corporation’s revenue and expenses from the Retail Banking segment to the Other segment in order to conform to the current year’s presentation.

	Year Ended December 31, 2008
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$36,376	$2,034	$28,955	$194	$(3,429)	$64,130
Gains on sales of loans	—	16,714	—	—	(21)	16,693
Other noninterest income	6,033	2,168	588	(333)	—	8,456

Total operating income (loss)	42,409	20,916	29,543	(139)	(3,450)	89,279

Expenses:
Interest expense	15,873	370	7,178	1,459	(3,485)	21,395
Salaries and employee benefits	13,378	8,889	4,662	758	37	27,724
Other noninterest expenses	12,227	9,294	13,385	456	—	35,362

Total operating expenses	41,478	18,553	25,225	2,673	(3,448)	84,481

Income (loss) before income taxes	$931	$2,363	$4,318	$(2,812)	$(2)	$4,798

Total assets	$697,882	$45,132	$178,679	$2,521	$(68,557)	$855,657

Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$395	$215	$114	$4	$—	$728

	Year Ended December 31, 2007
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$39,908	$2,482	$26,060	$295	$(3,920)	$64,825
Gains on sales of loans	—	15,854	—	—	(21)	15,833
Other noninterest income	5,316	2,790	590	1,349	—	10,045

Total operating income	45,224	21,126	26,650	1,644	(3,941)	90,703

Expenses:
Interest expense	16,616	992	8,708	1,055	(3,993)	23,378
Salaries and employee benefits	14,626	11,095	4,317	720	29	30,787
Other noninterest expenses	8,871	6,210	9,200	433	—	24,714

Total operating expenses	40,113	18,297	22,225	2,208	(3,964)	78,879

Income before income taxes	$5,111	$2,829	$4,425	$(564)	$23	$11,824

Total assets	$634,722	$44,841	$167,400	$40	$(61,407)	$785,596

Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$1,711	$273	$267	$—	$—	$2,251

	Year Ended December 31, 2006
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$37,545	$2,737	$21,384	$198	$(3,282)	$58,582
Gains on sales of loans	—	17,149	—	—	(51)	17,098
Other noninterest income	5,099	3,678	539	973	—	10,289

Total operating income	42,644	23,564	21,923	1,171	(3,333)	85,969

Expenses:
Interest expense	12,414	1,428	6,849	1,106	(3,340)	18,457
Salaries and employee benefits	13,001	12,137	3,146	668	55	29,007
Other noninterest expenses	7,560	6,221	6,924	241	—	20,946

Total operating expenses	32,975	19,786	16,919	2,015	(3,285)	68,410

Income before income taxes	$9,669	$3,778	$5,004	$(844)	$(48)	$17,559

Total assets	$591,573	$60,022	$140,024	$51	$(57,202)	$734,468

Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$5,485	$425	$207	$3	$—	$6,120

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans by means of a variable rate line of credit that carries interest at one-month LIBOR plus 175 basis points and fixed rate loans that carry interest rates ranging from 5.4 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 17: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

(Dollars in thousands)	December 31,
	2008	2007
Balance Sheets
Assets
Cash	$92	$147
Securities available for sale	1,612	3,867
Other assets	3,266	2,087
Investments in subsidiary	80,607	79,821

Total assets	$85,577	$85,922

Liabilities and shareholders’ equity
Trust preferred capital notes	$20,620	$20,620
Other liabilities	100	78
Shareholders’ equity	64,857	65,224

Total liabilities and shareholders’ equity	$85,577	$85,922

(Dollars in thousands)	Year Ended December 31,
	2008	2007	2006
Statements of Income
Interest income on securities	$189	$292	$194
Interest expense on borrowings	(1,306)	(874)	(1,106)
Dividends received from bank subsidiary	3,859	19,394	4,038
Equity in undistributed net income of subsidiary	2,258	(10,325)	8,681
Other income	1,358	584	518
Other expenses	(2,177)	(591)	(196)

Net income	$4,181	$8,480	$12,129

(Dollars in thousands)	Year Ended December 31,
	2008	2007	2006
Statements of Cash Flows
Operating activities:
Net income	$4,181	$8,480	$12,129
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,258)	10,325	(8,681)
Stock-based compensation	338	299	97
Net gain on securities	(6)	—	(19)
Other-than-temporary impairment of securities	1,575	—	—
Increase in other assets	(1,222)	(391)	(187)
Increase (decrease) in other liabilities	5	4	(21)

Net cash provided by operating activities	2,613	18,717	3,318

Investing activities:
Proceeds from maturities and calls of securities	860	500	152
Purchase of securities	—	(555)	—
Investment in bank subsidiary	—	(10,000)	—
Investment in statutory trust	—	(310)	—

Net cash provided by (used in) investing activities	860	(10,365)	152

Financing activities:
Net decrease in borrowings	—	(7,000)	—
Issuance of trust preferred capital notes	—	10,310	—
Purchase of common stock	(40)	(8,435)	(518)
Cash dividends	(3,754)	(3,769)	(3,657)
Proceeds from exercise of stock options	266	567	580

Net cash used in financing activities	(3,528)	(8,327)	(3,595)

Net (decrease) increase in cash and cash equivalents	(55)	25	(125)
Cash at beginning of year	147	122	247

Cash at end of year	$92	$147	$122

NOTE 18: Quarterly Condensed Statements of Income—Unaudited

	2008 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$15,904	$15,908	$16,386	$15,932
Net interest income after provision for loan losses	7,808	7,371	7,922	5,868
Other income	6,068	7,182	5,823	6,076
Other expenses	12,053	12,723	12,812	11,732
Income before income taxes	1,823	1,830	933	212
Net income	1,428	1,417	299	1,037
Earnings per common share—assuming dilution	0.47	0.47	0.10	0.35
Dividends per common share	0.31	0.31	0.31	0.31

	2007 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$15,299	$15,970	$16,821	$16,735
Net interest income after provision for loan losses	8,510	8,751	8,936	8,120
Other income	5,798	7,162	6,446	6,472
Other expenses	11,482	12,383	12,197	12,309
Income before income taxes	2,826	3,530	3,185	2,283
Net income	2,011	2,462	2,284	1,723
Earnings per common share—assuming dilution	0.62	0.77	0.73	0.56
Dividends per common share	0.31	0.31	0.31	0.31

NOTE 19: Subsequent Event

On January 9, 2009, as part of the Capital Purchase Program (Capital Purchase Program) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (EESA), the Corporation issued and sold to Treasury for an aggregate purchase price of $20.00 million in cash (1) 20,000 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (Series A Preferred Stock) and (2) a ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share (Common Stock), at an initial exercise price of $17.91 per share (Warrant). The Series A Preferred Stock may be treated as Tier 1 capital for regulatory capital adequacy determination purposes.

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. Under the terms of the certificate of designations of the Series A Preferred Stock in the Corporation’s articles of incorporation, the Corporation may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends) beginning on February 15, 2012. Prior to this date, the Corporation may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends) if (i) the Corporation has raised aggregate gross proceeds in one or more “qualified equity offerings” of at least $5 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. The phrase “qualified equity offering” means the sale and issuance for cash by the Corporation, to persons other than the Corporation or any Corporation subsidiary after January 9, 2009, of shares of perpetual preferred stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Corporation at the time of issuance under the applicable risk-based capital guidelines of the FDIC (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008). However, the American Recovery and Reinvestment Act of 2009 appears to change these provisions to provide that the Corporation may redeem the Series A Preferred Stock at any time, at its option, from any source of funds. Any such redemption would be at 100% of the Series A Preferred Stock liquidation preference, plus any unpaid dividends for all prior dividend periods, plus a pro rata portion of the dividend for the then-current dividend period to the redemption date. In either event, any redemption is subject to the consent of the FDIC.

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the payment of dividends or distributions on the Common Stock (including the payment of the cash dividends in excess of the Corporation’s current quarterly cash dividend of $0.31 per share) and on the Corporation’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Corporation to certain of the executive compensation limitations included in the EESA until such time as Treasury no longer owns any Series A Preferred Stock acquired through the Capital Purchase Program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation and Subsidiary

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary’s internal control over financial reporting.

Winchester, Virginia

March 2, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on pages 95 through 96 hereof.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation and Subsidiary

West Point, Virginia

We have audited C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. C&F Financial Corporation and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, C&F Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows of C&F Financial Corporation and Subsidiary and our report dated March 2, 2009 expressed an unqualified opinion.

Winchester, Virginia

March 2, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained on pages 3 through 5 of the 2009 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 29 of the 2009 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The Corporation has adopted a Code of Business Conduct and Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We will either post this Code on our Internet website at http://www.cffc.com under “About C&F/C&F Financial Corporation/Corporate Governance” or, if not so posted, provide a copy of the Code to any person without charge upon written request to C&F Financial Corporation, c/o Secretary, P.O. Box 391, West Point, Virginia 23181. We intend to provide any required disclosure of any amendment to or waiver from the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.cffc.com under “About C&F/C&F Financial Corporation/Corporate Governance” promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.

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

The information contained on pages 9 through 21 of the 2009 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report,” and the information on pages 22 through 26 of the 2009 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained on pages 7 through 8 of the 2009 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 2 through 3 of the 2009 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained on page 30 of the 2009 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on pages 8 through 9 of the 2009 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained on page 5 of the 2009 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on pages 28 through 29 of the 2009 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits:

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

Certain instruments relating to trust preferred securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

*10.1	Amended and Restated Change in Control Agreement dated December 30, 2008 between C&F Financial Corporation and Larry G. Dillon

*10.3	Amended and Restated Change in Control Agreement dated December 30, 2008 between C&F Financial Corporation and Thomas F. Cherry

*10.4	Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 7, 2008)

*10.4.1	Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of December 31, 2008

*10.4.2	Attachment to the Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 7, 2008)

*10.4.3	Amendment to Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008

*10.5	Restated VBA Directors’ Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 7, 2008)

*10.5.1	Adoption Agreement for the Restated VBA Director’s Deferred Compensation Plan for C&F Financial dated as of December 31, 2008

*10.5.2	Amendment to Adoption Agreement for the Restated VBA Directors’ Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008

*10.6	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 7, 2008)

*10.7	Amended and Restated C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 7, 2008)

*10.8	Amended and Restated C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 7, 2008)

*10.9	C&F Financial Corporation Management Incentive Plan dated February 25, 2005, as amended March 6, 2006 (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 9, 2006)

*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

*10.10.1	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed August 8, 2008)

*10.11	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.12	Employment Agreement dated April 16, 2002 between C&F Mortgage Corporation and Bryan McKernon, as amended December 19, 2006 (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 9, 2007)

*10.12.1	Amendment to Employment Agreement between C&F Mortgage Corporation and Bryan McKernon, dated December 30, 2008.

*10.14	Amended and Restated Change in Control Agreement dated December 30, 2008 between C&F Financial Corporation and Bryan McKernon

*10.15	Schedule of C&F Financial Corporation Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 3, 2005)

*10.16	Base Salaries for Named Executive Officers of C&F Financial Corporation

*10.17	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Form 8-K filed December 18, 2006)

10.19	Amended and Restated Loan and Security Agreement by and between Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

10.24	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between C&F Financial Corporation and the United States Depart of the Treasury (incorporated by reference to Exhibit 10.24 to Form 8-K filed January 14, 2009)

*10.25	Form of Waiver executed by each of Larry G. Dillon, Thomas F. Cherry and Bryan E. McKernon (incorporated by reference to Exhibit 10.25 to Form 8-K filed January 14, 2009)

*10.26	Omnibus Benefit Plan Amendment dated January 9, 2009, and Form of Consent executed by each of Larry G. Dillon, Thomas F. Cherry and Bryan E. McKernon (incorporated by reference to Exhibit 10.26 to Form 8-K filed January 14, 2009)

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

*	Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date: March 6, 2009	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Dillon	Date: March 6, 2009
Larry G. Dillon, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas F. Cherry	Date: March 6, 2009
Thomas F. Cherry, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ J. P. Causey Jr.	Date: March 6, 2009
J. P. Causey Jr., Director

/s/ Barry R. Chernack	Date: March 6, 2009
Barry R. Chernack, Director

/s/ Audrey D. Holmes	Date: March 6, 2009
Audrey D. Holmes, Director

/s/ James H. Hudson III	Date: March 6, 2009
James H. Hudson III, Director

/s/ Joshua H. Lawson	Date: March 6, 2009
Joshua H. Lawson, Director

/s/ William E. O’Connell Jr.	Date: March 6, 2009
William E. O’Connell Jr., Director

/s/ C. Elis Olsson	Date: March 6, 2009
C. Elis Olsson, Director

/s/ Paul C. Robinson	Date: March 6, 2009
Paul C. Robinson, Director