Form 10-Q
period 2009-03-31
C & F FINANCIAL CORP
filed 2009-05-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 5, 2009, the latest practicable date for determination, 3,040,941 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$28,287	$9,727
Interest-bearing deposits in other banks	—	161

Total cash and cash equivalents	28,287	9,888
Securities-available for sale at fair value, amortized cost of $107,834 and $100,778, respectively	107,994	100,603
Loans held for sale, net	62,867	37,042
Loans, net of allowance for loan losses of $20,320 and $19,806, respectively	622,082	633,017
Federal Home Loan Bank stock	3,887	5,284
Corporate premises and equipment, net	30,652	31,131
Other real estate owned	1,671	1,967
Accrued interest receivable	4,838	5,096
Goodwill	10,724	10,724
Other assets	19,871	20,905

Total assets	$892,873	$855,657

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$88,859	$77,634
Savings and interest-bearing demand deposits	201,248	204,193
Time deposits	291,507	268,898

Total deposits	581,614	550,725
Short-term borrowings	45,020	56,024
Long-term borrowings	133,369	142,816
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,841	1,921
Other liabilities	24,837	18,694

Total liabilities	807,301	790,800

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 and 0 issued and outstanding, respectively)	20	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,040,941 and 3,037,441 shares issued and outstanding, respectively)	2,992	2,992
Additional paid-in capital	20,545	551
Retained earnings	62,794	62,361
Warrant to purchase common stock	792	—
Discount on preferred stock	(760)	—
Accumulated other comprehensive (loss), net	(811)	(1,047)

Total shareholders’ equity	85,572	64,857

Total liabilities and shareholders’ equity	$892,873	$855,657

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest income
Interest and fees on loans	$14,285	$14,889
Interest on money market investments	—	13
Interest and dividends on securities
U.S. government agencies and corporations	131	98
Tax-exempt obligations of states and political subdivisions	967	752
Corporate bonds and other	54	152

Total interest income	15,437	15,904

Interest expense
Savings and interest-bearing deposits	565	704
Certificates of deposit, $100 or more	866	1,092
Other time deposits	1,398	1,780
Borrowings	1,069	1,761
Trust preferred capital notes	287	362

Total interest expense	4,185	5,699

Net interest income	11,252	10,205
Provision for loan losses	4,100	2,397

Net interest income after provision for loan losses	7,152	7,808

Noninterest income
Gains on sales of loans	6,543	3,685
Service charges on deposit accounts	796	969
Other service charges and fees	1,169	903
Gain on calls of available for sale securities	7	33
Other income	726	478

Total noninterest income	9,241	6,068

Noninterest expenses
Salaries and employee benefits	8,916	7,585
Occupancy expenses	1,456	1,554
Other expenses	4,114	2,914

Total noninterest expenses	14,486	12,053

Income before income taxes	1,907	1,823
Income tax expense	399	395

Net income	1,508	1,428
Effective dividends on preferred stock	260	—

Net income available to common shareholders	$1,248	$1,428

Per common share data
Net income – basic	$0.41	$0.47
Net income – assuming dilution	$0.41	$0.46
Cash dividends paid and declared	$0.31	$0.31
Weighted average number of shares – basic	3,038,774	3,021,978
Weighted average number of shares – assuming dilution	3,038,774	3,077,447

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2008	$—	$2,992	$551		$62,361	$—	$—	$(1,047)	$64,857

Comprehensive income
Net income				$1,508	1,508				1,508
Other comprehensive income, net of tax Unrealized gains on securities, net of reclassification adjustment				236				236	236

Comprehensive income				$1,744

Issuance of preferred stock	20		19,914			792	(792)		19,934
Amortization of preferred stock discount					(32)		32		—
Share-based compensation			80						80
Cash dividends:
Preferred stock dividends					(100)				(100)
Common stock dividends					(943)				(943)

March 31, 2009	$20	$2,992	$20,545		$62,794	$792	$(760)	$(811)	$85,572

Disclosure of Reclassification Amount:
Unrealized net holding gains arising during period, net of tax				$241
Less: reclassification adjustment for gains included in net income, net of tax				5

Unrealized gains on securities, net of reclassification adjustment				$236

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
December 31, 2007	$2,979	$—		$62,048	$197	$65,224

Comprehensive income
Net income			$1,428	1,428		1,428
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment			135		135	135

Comprehensive income			$1,563

Purchase of common stock	(1)	(17)				(18)

Stock options exercised	9	156				165

Share-based compensation		77				77

Cash dividends				(936)		(936)

March 31, 2008	$2,987	$216		$62,540	$332	$66,075

Disclosure of Reclassification Amount:
Unrealized net holding gains arising during period, net of tax			$157
Less: reclassification adjustment for gains included in net income, net of tax			22

Unrealized gains on securities, net of reclassification adjustment			$135

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$1,508	$1,428
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	560	640
Provision for loan losses	4,100	2,397
Share-based compensation	80	77
Accretion of discounts and amortization of premiums on investment securities, net	22	16
Net realized gain on securities	(7)	(33)
Proceeds from sales of loans	293,072	184,662
Origination of loans held for sale	(318,897)	(180,475)
Gain on sales of corporate premises and equipment	—	(9)
Change in other assets and liabilities:
Accrued interest receivable	258	212
Other assets	1,409	(1,037)
Accrued interest payable	(80)	(50)
Other liabilities	5,966	1,114

Net cash (used in) provided by operating activities	(12,009)	8,942

Investing activities:
Proceeds from maturities and calls of securities available for sale	6,595	6,575
Purchases of securities available for sale	(13,667)	(12,399)
Net redemptions of Federal Home Loan Bank stock	1,397	42
Net decrease (increase) in customer loans	6,835	(8,782)
Purchases of corporate premises and equipment	(104)	(95)
Disposals of corporate premises and equipment	23	44

Net cash provided by (used in) investing activities	1,079	(14,615)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	8,280	6,176
Net increase in time deposits	22,609	242
Net (decrease) increase in borrowings	(20,451)	621
Purchase of common stock	—	(18)
Proceeds from exercise of stock options	—	165
Net proceeds from issuance of preferred stock	19,934	—
Cash dividends	(1,043)	(936)

Net cash provided by financing activities	29,329	6,250

Net increase in cash and cash equivalents	18,399	577
Cash and cash equivalents at beginning of period	9,888	12,263

Cash and cash equivalents at end of period	$28,287	$12,840

Supplemental disclosure
Interest paid	$4,265	$5,749
Income taxes paid	324	29

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Share-Based Compensation: Compensation expense for the first quarter of 2009 included $80,000 ($50,000 after tax) for restricted stock granted during 2006 through 2009. As of March 31, 2009, there was $994,000 of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

There was no stock option activity during the first quarter of 2009. Stock options outstanding as of March 31, 2009 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding and exercisable at March 31, 2009	455,017	$32.71	4.9	$-0-

*	Weighted average

Note 2

On January 9, 2009, as part of the Capital Purchase Program (“Capital Purchase Program”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Corporation issued and sold to Treasury for an aggregate purchase price of $20.0 million in cash (1) 20,000 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (“Series A Preferred Stock”) and (2) a ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share (“Common Stock”), at an initial exercise price of $17.91 per share (“Warrant”). The Series A Preferred Stock may be treated as Tier 1 capital for regulatory capital adequacy determination purposes.

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. Under the terms of the certificate of designations of the Series A Preferred Stock in the Corporation’s articles of incorporation, the Corporation may redeem the Series A Preferred Stock at 100% of its liquidation preference (plus any accrued and unpaid dividends) beginning on February 15, 2012. Prior to this date, the Corporation may redeem the Series A Preferred Stock at 100% of its liquidation preference (plus any accrued and unpaid dividends) if (i) the Corporation has raised aggregate gross proceeds in one or more “qualified equity offerings” of at least $5 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. The phrase “qualified equity offering” means the sale and issuance for cash by the Corporation, to persons other than the Corporation or any Corporation subsidiary after January 9, 2009, of shares of perpetual preferred stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Corporation at the time of issuance under the applicable risk-based capital guidelines of the FDIC (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008). However, the American Recovery and Reinvestment Act of 2009 appears to change these provisions to provide that the Corporation may redeem the Series A Preferred Stock at any time, at its option, from any source of funds. Any such redemption would be at 100% of the Series A Preferred Stock liquidation preference, plus any accrued and unpaid dividends. In either event, any redemption is subject to the consent of the FDIC.

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the payment of dividends or distributions on the Common Stock (including the payment of cash dividends in excess of the Corporation’s most recent quarterly cash dividend of 31 cents per share) and on the Corporation’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Corporation to certain of the executive compensation limitations included in the EESA until such time as Treasury no longer owns any Series A Preferred Stock acquired through the Capital Purchase Program. Accordingly, the Corporation purchased no shares of Common Stock during the first three months of 2009. During the first three months of 2008, the Corporation purchased 600 shares of Common Stock in open-market transactions at prices from $28.80 to $31.06 per share.

Note 3

The Corporation calculates its basic and diluted earnings per common share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. The components of the Corporation’s EPS calculations are as follows:

(in 000’s, except for share amounts)	Three Months Ended March 31,
	2009	2008
Net income	$1,508	$1,428
Accumulated dividends on Series A Preferred Stock	(228)	—
Amortization of Series A Preferred Stock discount	(32)	—

Net income available to common shareholders	$1,248	$1,428

Weighted average number of common shares used in earnings per common share—basic	3,038,774	3,021,978
Effect of dilutive securities:
Stock option awards	—	55,469

Weighted average number of common shares used in earnings per common share—assuming dilution	3,038,774	3,077,447

In June 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. The transition guidance in FSP EITF 03-6-1 requires an entity to retroactively adjust all prior-period EPS computations to reflect the FSP’s provisions. The retroactive adjustments encompass EPS computations included in interim financial statements. Effective January 1, 2009, the Corporation adopted FSP EITF 03-6-1 and applied the FSP’s provisions to its EPS calculations for the three months ended March 31, 2009 and 2008 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. The retroactive adjustments made to the EPS computations for the three months ended March 31, 2008 resulted in a $0.01 reduction from the amounts previously reported for both basic and diluted EPS.

EPS, assuming dilution, has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on net income available to common shareholders.

Note 4

Securities in an unrealized loss position at March 31, 2009, by duration of the period of the unrealized loss, are shown below.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	6	1	—	—	6	1
Obligations of states and political subdivisions	31,258	967	3,170	139	34,428	1,106

Subtotal-debt securities	31,264	968	3,170	139	34,434	1,107

Preferred stock	1,095	125	24	6	1,119	131

Total temporarily impaired securities	$32,359	$1,093	$3,194	$145	$35,553	$1,238

The primary cause of the temporary impairments in the Corporation’s investment in debt securities was attributable to fluctuations in interest rates. There are 113 debt securities and ten equity securities totaling $34.4 million and $1.1 million, respectively, considered temporarily impaired at March 31, 2009. Because the Corporation has the intent and demonstrated ability to hold these investments until a recovery of unrealized losses, which may be maturity in the case of debt securities, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2009 and no impairment has been recognized.

Securities in an unrealized loss position at December 31, 2008, by duration of the period of the unrealized loss, are shown below.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$495	$5	$—	$—	$495	$5
Obligations of states and political subdivisions	32,846	1,189	—	—	32,846	1,189

Subtotal-debt securities	33,341	1,194	—	—	33,341	1,194

Preferred stock	699	88	20	10	719	98

Total temporarily impaired securities	$34,040	$1,282	$20	$10	$34,060	$1,292

Note 5

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended March 31,
	2009	2008
Service cost	$126	$209
Interest cost	93	110
Expected return on plan assets	(103)	(144)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	(17)	1
Amortization of net loss	29	—

Net periodic benefit cost	$127	$175

The Bank made a $1.0 million contribution to this plan in the first quarter of 2009.

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

The Corporation’s other segments include an investment company that derives revenues from brokerage services, an insurance company that derives revenues from insurance services, and a title company that derives revenues from title insurance services. The results of these other segments are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of dividends received on the Corporation’s investment in equity securities and interest expense associated with the Corporation’s trust preferred capital notes. Segment information for the quarter ended March 31, 2008 has been restated for the reclassification of certain of the Corporation’s revenue and expenses from the Retail Banking segment to the Other segment in order to conform to the current year’s presentation.

(in 000’s)	Three Months Ended March 31, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,269	$679	$7,219	$71	$(801)	$15,437
Gains on sales of loans	—	6,543	—	—	—	6,543
Other	1,481	811	117	289	—	2,698

Total operating income	9,750	8,033	7,336	360	(801)	24,678

Expenses:
Interest expense	3,406	78	1,204	309	(812)	4,185
Personnel expenses	3,393	4,117	1,242	164	—	8,916
Provision for loan losses	700	300	3,100	—	—	4,100
Other	2,552	2,220	621	177	—	5,570

Total operating expenses	10,051	6,715	6,167	650	(812)	22,771

Income (loss) before income taxes	(301)	1,318	1,169	(290)	11	1,907
Provision for (benefit from) income taxes	(440)	501	444	(110)	4	399

Net income (loss)	$139	$817	$725	$(180)	$7	$1,508

Total assets	$736,053	$69,876	$176,719	$2,384	$(92,159)	$892,873
Capital expenditures	$34	$63	$6	$1	$—	$104

(in 000’s)	Three Months Ended March 31, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$9,255	$461	$6,908	$61	$(781)	$15,904
Gains on sales of loans	—	3,693	—	—	(8)	3,685
Other	1,403	538	103	339	—	2,383

Total operating income	10,658	4,692	7,011	400	(789)	21,972

Expenses:
Interest expense	4,109	104	1,880	406	(800)	5,699
Personnel expenses	3,658	2,471	1,198	250	8	7,585
Provision for loan losses	120	227	2,050	—	—	2,397
Other	2,242	1,432	703	91	—	4,468

Total operating expenses	10,129	4,234	5,831	747	(792)	20,149

Income (loss) before income taxes	529	458	1,180	(347)	3	1,823
Provision for (benefit from) income taxes	(80)	174	448	(147)	—	395

Net income (loss)	$609	$284	$732	$(200)	$3	$1,428

Total assets	$635,546	$42,146	$171,677	$5,185	$(60,004)	$794,550
Capital expenditures	$31	$38	$26	$—	$—	$95

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

Note 7

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Corporation adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Corporation did not elect to adopt FSP FAS 157-4 during the first quarter of 2009. The Corporation does not expect the adoption of FSP FAS 157-4 to have a material effect on its consolidated financial statements.

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

Securities Available for Sale: Securities available for sale are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow and are classified within Level 2 of the valuation hierarchy. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The following table presents the balances of financial assets measured at fair value on a recurring basis at March 31, 2009. There were no liabilities measured at fair value on a recurring basis at March 31, 2009.

(in 000’s)	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Securities available for sale	$—	$107,994	$—	$107,994

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale: Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2009.

Impaired Loans: SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market date (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

Other Real Estate Owned: OREO is measured at fair value based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market date (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2009:

(in 000’s)	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans	$—	$17,672	$—	$17,672
OREO	—	1,212	—	1,212

Total	$—	$18,884	$—	$18,884

Note 8

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material effect on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No.

28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Corporation did not elect to adopt FSP FAS 107-1 during the first quarter of 2009. The Corporation does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Corporation did not elect to adopt FSP FAS 115-2 and FAS 124-2 during the first quarter of 2009. The Corporation does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material effect on its consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111, which amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends SAB Topic 5.M. to exclude debt securities from its scope. The Corporation does not expect the implementation of SAB 111 to have a material effect on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. Statements which express “belief,” “intention,” “expectation,” and similar expressions, identify forward-looking statements. These forward-looking statements are based on the beliefs of the Corporation’s management, as well as assumptions made by, and information currently available to, the Corporation’s management. These statements are inherently uncertain, and there can be no assurance that the underlying assumptions will prove to be accurate. Actual results could differ materially from those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•	the commercial and residential real estate markets

•	the legislative/regulatory climate, including policies of the FDIC

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

•	interest rates

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the level of net charge-offs on loans

•	the value of securities held in the Corporation’s investment portfolios

•	deposit flows

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	technology

•	reliance on third parties for key services

•	the Corporation’s expansion and technology initiatives

•	accounting principles, policies and guidelines

In addition, a continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy generally. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. The EESA provides the Treasury with broad authority to implement certain actions aimed at restoring stability and liquidity to U.S. markets. The EESA includes, among other things, the Capital Purchase Program, the Troubled Assets Relief Program and the FDIC Temporary Liquidity Guarantee Program (“TLGP”).

Although the Corporation currently has diverse sources of liquidity and its capital ratios exceed the minimum levels required for well-capitalized status, the Corporation issued and sold its Series A Preferred Stock and Warrant for a $20.0 million investment from Treasury under the Capital Purchase Program on January 9, 2009. The Corporation also elected to participate in the FDIC TLGP;

however, the Corporation currently has no unsecured borrowings to which this program applies. The Bank is participating in the FDIC Transaction Account Guarantee Program, under which all noninterest-bearing transaction accounts (as defined within the program) are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009.

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

Further, there can be no assurance that the actions taken by the Treasury and the Federal Reserve Bank will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect the Corporation’s business and financial performance.

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications under certain conditions when a purchaser of a loan (investor) sold by C&F Mortgage incurs a loss due to borrower misrepresentation or early default. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions.

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

For further information concerning accounting policies, refer to Note 1 of the Corporation’s Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. We track three primary performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (“ROA”), (ii) return on average common equity (“ROE”) and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: retail banking, mortgage banking and consumer finance. We also manage our capital through: growth, stock purchases and dividends.

Financial Performance Measures. Net income for the Corporation increased to $1.5 million for the first quarter ended March 31, 2009, compared with $1.4 million for the first quarter of 2008. Net income available to common shareholders for the first quarter of 2009 was $1.2 million, or 41 cents per common share assuming dilution, compared with $1.4 million, or 46 cents per common share assuming dilution, for the first quarter of 2008. The difference between reported net income and net income available to common shareholders in the first quarter of 2009 is a result of the Series A Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the Capital Purchase Program. The Series A Preferred Stock and Warrant were issued in the first quarter of 2009 and, therefore, did not impact the first quarter of 2008. First quarter 2009 earnings included the positive effects of the lower interest rate environment on loan production at our Mortgage Banking segment and on the net interest margin at our Consumer Finance segment. These favorable aspects of the Corporation’s first quarter performance offset the lower earnings at our Retail Banking segment, which were principally a result of the effect of margin compression on net interest income, lower fee income and higher loss provisions and expenses associated with nonperforming assets.

For the first quarter of 2009, on an annualized basis, the Corporation’s ROE was 7.60 percent and its ROA was 0.56 percent, compared to an 8.73 percent ROE and a 0.73 percent ROA for the first quarter of 2008. The decline in these measures resulted from lower earnings available to common shareholders in the first quarter of 2009, coupled with asset growth.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: Net income for the Retail Banking segment, which consists of the Bank, was $139,000 for the first quarter of 2009, compared to $609,000 for the first quarter of 2008. The decline in 2009 earnings included the effects of (1) margin compression and competition for loans and deposits on net interest income, (2) a higher provision for loan losses attributable to an increase in nonperforming loans, most of which are secured by real estate, the continued slow down in the economy, and loan growth, (3) higher assessments for deposit insurance resulting from the FDIC’s implementation of its amended risk-based assessment system, (4) higher nonaccrual loan and foreclosed properties expenses primarily resulting from the work-out of several commercial relationships and (5) lower deposit account fee income. The decline in the Bank’s net interest margin was attributable to interest rate cuts by the Federal Reserve Bank throughout 2008, which reduced yields on the Bank’s adjustable-rate loans faster than interest rates declined on the Bank’s deposits, which are its largest source of funds. The effects of these factors were offset by a lower effective income tax rate resulting from higher tax-exempt income on securities and loans as a percentage of pretax income.

General economic trends, particularly the economic recession that we are experiencing in the Bank’s markets, can affect the quality of the loan portfolio and, therefore, our provision for loan losses, as well as the level of our nonperforming assets. Managing the risks inherent in our loan portfolio and expenses associated with nonperforming assets will influence the Bank’s performance during the remainder of 2009. In addition, the significant increase in FDIC insurance premiums will affect the Bank’s noninterest expenses during 2009.

Mortgage Banking: Net income for the Mortgage Banking segment, which consists of C&F Mortgage Corporation (the “Mortgage Company”), was $817,000 for the first quarter of 2009, compared to $284,000 for the first quarter of 2008. The increase in 2009 earnings included the effects of lower interest rates on loan origination volume, which increased 76.7 percent. For the first quarter of 2009, the amount of loan originations at the Mortgage Company resulting from refinancings was $220.0 million compared to $63.2 million for the first quarter of 2008. Loans originated for new and resale home purchases for these two time periods were $98.9 million and $117.3 million, respectively. Higher loan production in 2009 resulted in gains on sales of loans of $6.5 million in 2009 compared to $3.7 million in 2008. This increase in revenue was offset in part by (1) a 2009 provision for loan losses of $300,000, compared to $227,000 in 2008, (2) a 2009 provision for indemnification losses of $640,000, compared to $5,000 in 2008, and (3) an increase of $1.6 million in principally commission-based personnel costs associated with the increase in loan production. The increases in the loan loss and indemnification loss provisions resulted from increased nonperforming loans as a result of continued deterioration of the economy, especially the housing market, together with higher unemployment. While we mitigate the risk of loan repurchase and indemnification liability by underwriting to the purchasers’ guidelines, we cannot eliminate the possibility that a prolonged period of payment defaults and foreclosures will result in an increase in requests for repurchases or indemnifications and the need for additional loan loss and indemnification loss provisions in the future.

Consumer Finance: Net income for the Consumer Finance segment, which consists of C&F Finance Company (the “Finance Company”), was $725,000 for the first quarter of 2009, compared to $732,000 for the first quarter of 2008. The Finance Company has benefited from the approximate 6.4 percent growth in average consumer finance loans outstanding and the decline in its variable rate cost of borrowings in the first quarter of 2009, compared to the first quarter of 2008. Its fixed-rate loan portfolio is partially funded by a variable-rate line of credit indexed to LIBOR, which has resulted in an increase in its net interest margin during 2009. However, the Finance Company has experienced higher loan charge-offs in 2009 compared to 2008, which, in combination with loan growth, has resulted in a $3.1 million provision for loan losses in the first quarter of 2009, compared to $2.1 million in the first quarter of 2008. We expect the ongoing effects of the economic recession will result in more delinquencies and repossessions at the Finance Company. Depending on the severity of any further downturn in the economy, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans could result. This could weaken collateral coverage and increase the amount of loss in the event of default.

Capital Management. Total shareholders’ equity increased $20.7 million to $85.6 million at March 31, 2009, compared to $64.9 million at December 31, 2008. This increase primarily occurred in connection with the Corporation’s participation in the Treasury’s Capital Purchase Program, as previously described. One means by which we manage our capital is through dividends. We have maintained the Corporation’s quarterly dividend at 31 cents per common share since December 2006, which resulted in a common dividend payout ratio of approximately 76 percent for the first quarter of 2009 based on net income available to common shareholders. A more typical payout ratio would be in the 30 to 40 percent range. Until we are able to return to more normal earnings levels, keeping our dividend at its current rate adds very little of our earnings to our capital, thereby limiting how fast we can grow. Another means by which we historically have managed our capital is through purchase of the Corporation’s Common Stock. However, as a participant in the Capital Purchase Program there are limitations on the Corporation’s ability to repurchase Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Corporation’s Series A Preferred Stock.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

(in 000’s)	Three Months Ended
	March 31, 2009		March 31, 2008
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$107,076	6.20%	$86,900	6.50%
Loans, net	708,942	8.07	630,137	9.46
Interest-bearing deposits in other banks	39	0.88	983	3.22
Federal funds sold	—	—	659	2.95

Total earning assets	$816,057	7.82%	$718,679	9.09%

Time and savings deposits	$478,148	2.37%	449,374	3.18%
Borrowings	211,474	2.56	169,993	5.00

Total interest-bearing liabilities	$689,622	2.43%	$619,367	3.68%

Net interest margin		5.77%		5.92%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the changes from the first quarter of 2008 to the first quarter of 2009 in the components of net interest income on a taxable-equivalent basis. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

(in 000’s)	2009 from 2008
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
	Rate	Volume
Interest income:
Securities	$(73)	$320	$247
Loans	(2,343)	1,739	(604)
Interest-bearing deposits in other banks and federal funds sold	(6)	(7)	(13)

Total interest income	(2,422)	2,052	(370)

Interest expense:
Time and savings deposits	(972)	225	(747)
Borrowings	(1,201)	434	(767)

Total interest expense	(2,173)	659	(1,514)

Change in net interest income	$(249)	$1,393	$1,144

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2009 was $11.8 million, compared to $10.6 million for the three months ended March 31, 2008. The higher net interest income resulted primarily from a 13.5 percent increase in the average balance of interest-earning assets during the first quarter of 2009, as compared to the first quarter of 2008. The benefit of this growth was partially offset by a decrease in net interest margin to 5.77 percent for the first quarter of 2009 from 5.92 percent for the first quarter of 2008. The decrease in the net interest margin was a result of a decline in the yield on interest-earning assets that exceeded the decline in the interest rates paid on interest-bearing liabilities. The combination of rapidly declining short-term interest rates and increased competition for deposits in 2008 resulted in a pricing disparity between loans and deposits, which lowered net interest margin.

Average loans held for investment increased $78.8 million during the first quarter of 2009, compared to the first quarter of 2008. The Retail Banking segment’s average loan portfolio increased $36.2 million during first quarter of 2009 over the first quarter of 2008 primarily as a result of residential mortgage loan and commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $10.3 million during the first quarter of 2009 over the first quarter of 2008 as result of overall growth at existing locations. Average loans held for sale at the Mortgage Banking segment increased $32.9 million during the first quarter of 2009 over the first quarter of 2008 as a result of the lower interest rate environment in 2009, which contributed to a 76.7 percent increase in loan origination volume. The overall yield on loans held for investment at all of our business segments and loans held for sale at the Mortgage Banking segment during the first quarter of 2009 decreased in relation to the first quarter of 2008 as a result of a general decrease in interest rates.

Average securities available for sale increased $20.2 million during the first quarter of 2009, compared to the first quarter of 2008. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio. This resulted from a strategy to increase the Bank’s securities portfolio as a percentage of total assets. The lower yields in the first quarter of 2009 relative to the first quarter of 2008 resulted from the current interest rate environment in which securities purchases were made at yields less than those being called, coupled with a decline in dividends on FHLB stock in 2009.

Average interest-earning deposits at other banks, primarily the FHLB, decreased $944,000 during the first quarter of 2009, compared to the first quarter of 2008. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand, an increase in the securities portfolio, and improved cash management strategies. The average yield on interest-earning deposits at other banks decreased in the first quarter of 2009 relative to the first quarter of 2008 due to declines in short-term interest rates during 2008.

Average interest-bearing customer deposits increased $28.8 million during the first quarter of 2009, compared to the first quarter of 2008. Growth in lower-rate transaction accounts resulted from our deposit strategies that emphasize retention of multi-service customer relationships. Growth in time deposits occurred in deposits of municipalities in our market areas and retail depositors who are maintaining flexibility in their investing options due to the unpredictability in the stock market. The average cost of deposits declined 81 basis points during the first quarter of 2009 relative to the first quarter of 2008. As sources of wholesale funding available to the financial services industry began contracting in 2007, competition for deposits within the industry intensified causing rates on time deposits to decline slower than short-term interest rates. However, the first quarter of 2009 has benefited from the lower rates on time deposits that matured and repriced in the second half of 2008.

Average borrowings increased $41.5 million during the first quarter of 2009, compared to the first quarter of 2008. This increase was attributable to increased use of borrowings from the FHLB and the Federal Reserve Bank to fund loan growth at the Retail Banking and Consumer Finance segments and increased production at the Mortgage Banking segment of loans to be sold in the secondary market. The average cost of borrowings decreased 244 basis points during the first quarter of 2009 relative to the first quarter of 2008 because a portion of the Corporation’s borrowings is indexed to short-term interest rates and reprices as short-term interest rates change.

Interest rates and economic conditions will be significant factors influencing the performance of all of the Corporation’s business segments during 2009. Net interest margin compression may continue in 2009 if nonperforming loans continue to increase and if declining economic conditions result in lower-yielding loan growth. However, as fixed-rate deposits mature, they are expected to reprice at lower interest rates, which should reduce funding costs and relieve some pressure on the net interest margin, unless competition for deposits hinders a decline in rates paid for deposits.

Noninterest Income

(in 000’s)	Three Months Ended March 31, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$6,543	$—	$—	$6,543
Service charges on deposit accounts	796	—	—	—	796
Other service charges and fees	357	810	2	—	1,169
Gain on calls of available for sale securities	7	—	—	—	7
Other income	321	1	115	289	726

Total noninterest income	$1,481	$7,354	$117	$289	$9,241

(in 000’s)	Three Months Ended March 31, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,693	$—	$(8)	$3,685
Service charges on deposit accounts	969	—	—	—	969
Other service charges and fees	363	537	3	—	903
Gain on calls of available for sale securities	33	—	—	—	33
Other income	38	1	100	339	478

Total noninterest income	$1,403	$4,231	$103	$331	$6,068

Total noninterest income increased $3.2 million, or 52.3 percent, to $9.2 million during the first quarter of 2009, compared to the first quarter of 2008. The increase primarily resulted (1) at the Mortgage Banking segment from the effect of increased loan production on gains on sale of loans and ancillary fees associated with loan originations and (2) at the Retail Banking segment from higher bank card interchange fees and a fee received in connection with a change in its debit card processor, which were offset in part by a lower volume of overdraft charges.

Noninterest Expense

(in 000’s)	Three Months Ended March 31, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,393	$4,117	$1,242	$164	$8,916
Occupancy expense	876	463	111	6	1,456
Other expenses	1,676	1,757	510	171	4,114

Total noninterest expense	$5,945	$6,337	$1,863	$341	$14,486

(in 000’s)	Three Months Ended March 31, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,658	$2,471	$1,198	$258	$7,585
Occupancy expense	957	486	105	6	1,554
Other expenses	1,285	946	598	85	2,914

Total noninterest expense	$5,900	$3,903	$1,901	$349	$12,053

Total noninterest expense increased $2.4 million, or 20.2 percent, to $14.5 million during the first quarter of 2009, compared to the first quarter of 2008. The Mortgage Banking segment reported higher variable personnel and operating expenses as a result of the increase in loan production in the first quarter of 2009. A decrease during the first quarter of 2009 in personnel costs at the Retail Banking segment attributable to a reduction in the number of employees, primarily resulting from attrition, was offset by an increase in other expenses arising from higher FDIC deposit insurance premiums, bank card processing expenses and foreclosed properties expenses. An increase in personnel costs at the Consumer Finance segment resulting from staff additions to support loan growth during 2008 was offset by lower operating expenses associated with loan production.

Income Taxes

Income tax expense for the three months ended March 31, 2009 totaled $399,000, resulting in an effective tax rate of 20.9 percent, compared to $395,000, or 21.7 percent, for the three months ended March 31, 2008. The decline in the effective tax rate during the first quarter of 2009 resulted from higher tax-exempt income on securities and loans as a percentage of pre-tax income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

(in 000’s)	Three Months Ended March 31, 2009
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$7,198	$12,608	$19,806
Provision for loan losses	1,000	3,100	4,100

	8,198	15,708	23,906

Loans charged off	(838)	(3,205)	(4,043)
Recoveries of loans previously charged off	32	425	457

Net loans charged off	(806)	(2,780)	(3,586)

Allowance, end of period	$7,392	$12,928	$20,320

(in 000’s)	Three Months Ended March 31, 2008
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,743	$11,220	$15,963
Provision for loan losses	347	2,050	2,397

	5,090	13,270	18,360

Loans charged off	(153)	(2,187)	(2,340)
Recoveries of loans previously charged off	25	388	413

Net loans charged off	(128)	(1,799)	(1,927)

Allowance, end of period	$4,962	$11,471	$16,433

During the first quarter of 2009, there has been a $194,000 increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2008, and the provision for loan losses at these combined segments increased $653,000 in the first quarter of 2009, compared to the first quarter of 2008. These increases were attributable to higher nonaccrual loans at both the Bank and the Mortgage Company as discussed below. In addition, net charge-offs for these combined segments for the first quarter of 2009 included write downs at the Bank of two collateral-dependent commercial relationships based on an impairment analysis, which indicated that their respective carrying values exceeded the fair market value of the underlying real estate collateral. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible. Depending on the effects of current economic conditions, a higher level of nonperforming loans may result during 2009, which may require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $12.9 million since December 31, 2008, and its provision for loan losses increased $1.1 million in the first quarter of 2009, compared to the first quarter of 2008. The increase in the provision for loan losses was primarily attributable to higher net charge-offs in the first quarter of 2009. Consumer Finance segment charge-offs are directly affected by unemployment. In addition, the level of charge-offs is affected by the sales prices of repossessed automobiles, which decreased throughout 2008, resulting in higher charge-offs per unit. We believe that the current level of the allowance for loan losses at C&F Finance is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment continues to rise throughout 2009 and if weakening consumer demand for automobiles results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	March 31, 2009	December 31, 2008
Nonaccrual loans*-Retail Banking	$18,706	$17,222
Nonaccrual loans*-Mortgage Banking	1,551	1,460
OREO**-Retail Banking	1,090	1,370
OREO**-Mortgage Banking	581	596

Total nonperforming assets	$21,928	$20,648
Accruing loans* past due for 90 days or more	$1,650	$3,517
Total loans*	$471,114	$480,438
Allowance for loan losses	$7,392	$7,198

Nonperforming assets to total loans* and OREO**	4.64%	4.28%
Allowance for loan losses to total loans*	1.57	1.50
Allowance for loan losses to nonaccrual loans*	36.49	38.53

*	Loans exclude Consumer Finance segment loans presented below.
**	OREO is recorded at its estimated fair market value less cost to sell.

Consumer Finance

(in 000’s)	March 31, 2009	December 31, 2008
Nonaccrual loans	$663	$798
Accruing loans past due for 90 days or more	$—	$—
Total loans	$171,288	$172,385
Allowance for loan losses	$12,928	$12,608
Nonaccrual consumer finance loans to total consumer finance loans	0.39%	0.46%
Allowance for loan losses to total consumer finance loans	7.55	7.31

Nonperforming assets at the Retail Banking segment increased to $19.8 million at March 31, 2009 and consist of $18.7 million of nonaccrual loans and $1.1 million of foreclosed properties. The largest components of the Bank’s nonaccrual loans are two commercial relationships aggregating $17.4 million, which are secured by residential real estate. We believe the Bank has provided adequate loan loss reserves for these loans based on current appraisals of the collateral. The largest component of the Bank’s foreclosed properties is $977,000 of residential properties associated with one commercial relationship. These properties have been written down to their estimated fair market values based upon current appraisals less selling costs. Additional properties securing nonaccrual loans totaling $426,000 associated with this relationship are expected to be conveyed to the Bank during the second quarter of 2009 and appropriate losses have been recognized. Nonaccrual loans and foreclosed properties of the Mortgage Banking segment totaled $1.6 million and $581,000, respectively, at March 31, 2009, and resulted primarily from loans that were repurchased from investors because of documentation issues. We have increased our allowance as a percentage of total loans at the combined Retail and Mortgage Banking segment largely as a result of the increase in nonperforming loans, and the continued deterioration in the economy, in particular the housing market. We may continue to make adjustments to the allowance level in the future based upon changes in our loan portfolios and general economic conditions.

As of March 31, 2009, there have been no material changes since December 31, 2008 in nonaccrual loans and accruing loans past due 90 days or more at the Consumer Finance segment. Nonetheless, the allowance for loan losses increased from $12.6 million at December 31, 2008 to $12.9 million at March 31, 2009, and the ratio of the allowance for loan losses to total consumer finance loans increased 24 basis points. The Finance Company’s loan portfolio can be immediately adversely affected by the ongoing effects of the economic recession. Increasing unemployment levels, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans may increase the level of charge-offs. We may make adjustments to our allowance level in the future based upon changes in our loan portfolio and general economic conditions.

FINANCIAL CONDITION

At March 31, 2009, the Corporation had total assets of $892.9 million compared to $855.7 million at December 31, 2008. The increase was principally a result of increases in investment securities at the Bank and loans held for sale at the Mortgage Company, which were offset in part by a decline in loans held for investment at the Bank. Asset growth was primarily funded with increased deposits.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(in 000’s)	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Real estate - mortgage	$142,750	22%	$141,271	22%
Real estate - construction	13,388	2	28,300	4
Commercial, financial and Agricultural[1]	274,108	43	272,440	42
Equity lines	30,754	5	29,136	4
Consumer	10,230	1	9,515	1
Consumer- Consumer Finance	171,287	27	172,385	27

Total loans	642,517	100%	653,047	100%

Less unearned loan fees	(115)		(224)
Less allowance for loan losses
Retail and Mortgage Banking	(7,392)		(7,198)
Consumer Finance	(12,928)		(12,608)

Total loans, net	$622,082		$633,017

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

The decline in total loans occurred in the consumer real estate-construction category as a result of the slowdown in the economy causing individuals to postpone new residential construction.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(in 000’s)	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$9,299	9%	$11,162	11%
Mortgage-backed securities	3,025	3	2,318	2
Obligations of states and political subdivisions	94,228	87	85,511	85

Total debt securities	106,552	99	98,991	98
Preferred stock	1,442	1	1,612	2

Total available for sale securities	$107,994	100%	$100,603	100%

Deposits

Deposits totaled $581.6 million at March 31, 2009, compared to $550.7 million at December 31, 2008, which is an increase of $30.9 million. Growth in noninterest-bearing demand deposits, which increased $11.2 million since December 31, 2008, occurred as a result of our deposit strategies that emphasize retention of multi-service customer relationships. Growth in time deposits, which increased $22.6 million, occurred in the shorter-term time deposits of municipalities in our market areas and of retail depositors who are maintaining flexibility in their investing options due to the unpredictability in the stock market.

Borrowings

Borrowings totaled $178.4 million at March 31, 2009, compared to $198.8 million at December 31, 2008. This decrease was attributable to growth in deposits, which replaced borrowings as a funding source for lending activities at the Mortgage Banking segment, and the liquidity created by the sale of the Series A Preferred Stock and Warrant.

Off-Balance Sheet Arrangements

As of March 31, 2009, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

As of March 31, 2009, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at March 31, 2009 totaled $92.0 million. The Corporation’s funding sources consist of: (1) an established federal funds line with third-party financial institutions of $24.0 million that had no outstanding balance as of March 31, 2009, (2) a $5.0 million repurchase agreement outstanding with a third-party broker as of March 31, 2009, (3) an established line with the FHLB that had $52.5 million outstanding under a total line of $136.5 million as of March 31, 2009, (4) an established line with the Federal Reserve Bank that had $37.0 million outstanding under a total line of $50.0 million as of March 31, 2008 and (5) a revolving line of credit with a third-party bank that had $75.9 million outstanding under a total line of $120.0 million as of March 31, 2009. We have no reason to believe these arrangements will not be renewed at maturity. In addition, additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank above the current lendable collateral value.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

(in 000’s)	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital (to Risk-Weighted Assets)
Corporation	$105,981	15.3%	$55,265	8.0%	N/A	N/A
Bank	101,683	14.8	54,855	8.0	$68,569	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	97,202	14.1	27,632	4.0	N/A	N/A
Bank	92,967	13.6	27,428	4.0	41,141	6.0
Tier 1 Capital (to Average Assets)
Corporation	97,202	11.1	34,839	4.0	N/A	N/A
Bank	92,967	10.7	34,737	4.0	43,421	5.0

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Corporation	$83,836	12.3%	$54,500	8.0%	N/A	N/A
Bank	81,174	12.0	54,109	8.0	$67,637	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	73,575	10.8	27,250	4.0	N/A	N/A
Bank	72,579	10.7	27,055	4.0	40,582	6.0
Tier 1 Capital (to Average Assets)
Corporation	73,575	8.9	33,263	4.0	N/A	N/A
Bank	72,579	8.7	33,217	4.0	41,521	5.0

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to Treasury 20,000 shares of the Corporation’s Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation’s Common Stock, for a total price of $20.0 million. The Series A Preferred Stock has been treated as Tier 1 capital for regulatory capital adequacy determination purposes as of March 31, 2009.

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases of the Corporation’s Common Stock during the first quarter of 2009 as part of the board-approved authorization on July 24, 2008. There are 99,000 shares that may yet be purchased under the program as of March 31, 2009, which will expire in July 2009. However, in connection with the Corporation’s sale to the Treasury of its Series A Preferred Stock and Warrant under the Capital Purchase Program, as previously described, there are limitations on the Corporation’s ability to purchase Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to such time, the Corporation generally may not purchase any Common Stock without the consent of the Treasury.

As noted earlier, the purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the Corporation’s payment of dividends or distributions on the Common Stock (including the payment of cash dividends in excess of the Corporation’s most recent quarterly cash dividend of 31 cents per share) until the earlier of January 9, 2012 or such time as Treasury no longer owns any Series A Preferred Stock acquired through the Capital Purchase Program. In addition, as is typical with cumulative preferred stocks, dividend payments on the Series A Preferred Stock must be paid before dividends can be paid on junior shares, such as the Corporation’s Common Stock.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation establishing Series A Preferred Stock, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

10.4.1	Adoption Agreement for the Restated VBA Executive’s Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of December 31, 2008 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 9, 2009)

10.4.3	Amendment to Adoption Agreement for the Restated VBA Executive’s Non-Qualified Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008 (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 9, 2009)

10.5.1	Adoption Agreement for the Restated VBA Director’s Deferred Compensation Plan for C&F Financial Corporation dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5.1 to Form 10-K filed March 9, 2009)

10.5.2	Amendment to Adoption Agreement for the Restated VBA Director’s Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed March 9, 2009)

10.16	Base Salaries for Named Executive Officers of C&F Financial Corporation (incorporated by reference to Exhibit 10.16 to Form 10-K filed March 9, 2009)

10.24	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between C&F Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.24 to Form 8-K filed January 14, 2009)

10.25	Form of Waiver executed by each of Larry G. Dillon, Thomas F. Cherry and Bryan E. McKernon (incorporated by reference to Exhibit 10.25 to Form 8-K filed January 14, 2009)

10.26	Omnibus Benefit Plan Amendment dated January 9, 2009, and Form of Consent executed by each of Larry G. Dillon, Thomas F. Cherry and Bryan E. McKernon (incorporated by reference to Exhibit 10.26 to Form 8-K filed January 14, 2009)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date May 5, 2009	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date May 5, 2009	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)