Form 10-Q
period 2009-06-30
C & F FINANCIAL CORP
filed 2009-08-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 5, 2009, the latest practicable date for determination, 3,043,741 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$10,309	$9,727
Interest-earning deposits in other banks	322	161

Total cash and cash equivalents	10,631	9,888
Securities-available for sale at fair value, amortized cost of $110,755 and $100,778, respectively	110,834	100,603
Loans held for sale, net	62,115	37,042
Loans, net of allowance for loan losses of $21,532 and $19,806, respectively	615,179	633,017
Federal Home Loan Bank stock	3,887	5,284
Corporate premises and equipment, net	30,206	31,131
Other real estate owned	10,542	1,967
Accrued interest receivable	5,122	5,096
Goodwill	10,724	10,724
Other assets	20,202	20,905

Total assets	$879,442	$855,657

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$90,613	$77,634
Savings and interest-bearing demand deposits	193,802	204,193
Time deposits	296,784	268,898

Total deposits	581,199	550,725
Short-term borrowings	39,564	56,024
Long-term borrowings	133,283	142,816
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,778	1,921
Other liabilities	16,685	18,694

Total liabilities	793,129	790,800

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 and 0 issued and outstanding, respectively)	20	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,043,741 and 3,037,441 shares issued and outstanding, respectively)	2,992	2,992
Additional paid-in capital	20,605	551
Retained earnings	63,499	62,361
Warrant to purchase common stock	792	—
Discount on preferred stock	(726)	—
Accumulated other comprehensive loss, net	(869)	(1,047)

Total shareholders’ equity	86,313	64,857

Total liabilities and shareholders’ equity	$879,442	$855,657

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$14,933	$14,854	$29,218	$29,743
Interest on money market investments	—	6	—	19
Interest and dividends on securities
U.S. government agencies and corporations	98	122	229	220
Tax-exempt obligations of states and political subdivisions	1,042	787	2,009	1,539
Corporate bonds and other	52	139	106	291

Total interest income	16,125	15,908	31,562	31,812

Interest expense
Savings and interest-bearing deposits	444	698	1,009	1,402
Certificates of deposit, $100 or more	902	1,009	1,768	2,101
Other time deposits	1,355	1,691	2,753	3,471
Borrowings	1,013	1,652	2,082	3,413
Trust preferred capital notes	274	312	561	674

Total interest expense	3,988	5,362	8,173	11,061

Net interest income	12,137	10,546	23,389	20,751

Provision for loan losses	4,400	3,175	8,500	5,572

Net interest income after provision for loan losses	7,737	7,371	14,889	15,179

Noninterest income
Gains on sales of loans	7,374	4,706	13,917	8,391
Service charges on deposit accounts	790	948	1,586	1,917
Other service charges and fees	1,334	964	2,503	1,867
Gains on calls of available for sale securities	23	20	30	53
Other income	437	544	1,163	1,022

Total noninterest income	9,958	7,182	19,199	13,250

Noninterest expenses
Salaries and employee benefits	9,395	7,623	18,311	15,208
Occupancy expenses	1,471	1,533	2,927	3,087
Other expenses	4,439	3,567	8,553	6,481

Total noninterest expenses	15,305	12,723	29,791	24,776

Income before income taxes	2,390	1,830	4,297	3,653
Income tax expense	640	413	1,039	808

Net income	1,750	1,417	3,258	2,845
Effective dividends on preferred stock	288	—	548	—

Net income available to common shareholders	$1,462	$1,417	$2,710	$2,845

Per common share data
Net income – basic	$0.48	$0.47	$0.89	$0.94
Net income – assuming dilution	$0.48	$0.46	$0.89	$0.93
Cash dividends declared	$0.25	$0.31	$0.56	$0.62
Weighted average number of shares – basic	3,042,233	3,026,249	3,040,504	3,024,114
Weighted average number of shares – assuming dilution	3,042,233	3,071,465	3,040,504	3,074,456

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total

December 31, 2008	$—	$2,992	$551		$62,361	$—	$—	$(1,047)	$64,857
Comprehensive income:
Net income				$3,258	3,258				3,258
Other comprehensive income, net of tax
Changes in defined benefit plan assets and benefit obligations, net of tax				14				14	14
Unrealized gains on securities, net of reclassification adjustment				164				164	164

Comprehensive income				$3,436

Issuance of preferred stock	20		19,894			792	(792)		19,914
Amortization of preferred stock discount					(66)		66		—
Share-based compensation			160						160
Cash dividends:
Preferred stock					(350)				(350)
Common stock					(1,704)				(1,704)

June 30, 2009	$20	$2,992	$20,605		$63,499	$792	$(726)	$(869)	$86,313

Disclosure of Reclassification Amount:
Unrealized net holding gains arising during period, net of tax				$184
Less: reclassification adjustment for gains included in net income, net of tax				20

Unrealized gains on securities, net of reclassification adjustment				$164

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

December 31, 2007	$2,979	$—		$62,048	$197	$65,224

Comprehensive income
Net income			$2,845	2,845		2,845
Other comprehensive income, net of tax:
Changes in defined benefit plan assets and benefit obligations, net of tax			1		1	1
Unrealized loss on securities, net of reclassification adjustment			(1,001)		(1,001)	(1,001)

Comprehensive income			$1,845

Purchase of common stock	(1)	(17)				(18)

Stock options exercised	9	160				169

Share-based compensation		156				156

Cash dividends				(1,875)		(1,875)

June 30, 2008	$2,987	$299		$63,018	$(803)	$65,501

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period, net of tax			$(967)
Less: reclassification adjustment for gains included in net income, net of tax			34

Unrealized losses on securities, net of reclassification adjustment			$(1,001)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$3,258	$2,845
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,108	1,291
Provision for loan losses	8,500	5,572
Share-based compensation	160	156
Amortization of prepaid pension transition costs	14	1
Accretion of discounts and amortization of premiums on investment securities, net	60	39
Net realized gain on securities	(30)	(53)
Proceeds from sales of loans	627,258	391,553
Origination of loans held for sale	(652,331)	(392,185)
Gain on sales of corporate premises and equipment		(16)
Change in other assets and liabilities:
Accrued interest receivable	(26)	113
Other assets	1,516	169
Accrued interest payable	(143)	(168)
Other liabilities	(2,009)	(2,184)

Net cash (used in) provided by operating activities	(12,665)	7,133

Investing activities:
Proceeds from maturities and calls of securities available for sale	14,974	8,452
Purchases of securities available for sale	(24,982)	(19,046)
Net redemptions (purchases) of Federal Home
Loan Bank stock	1,397	(1,462)
Net increase in customer loans	(139)	(50,532)
Purchases of corporate premises and equipment	(209)	(372)
Disposals of corporate premises and equipment	26	58

Net cash used in investing activities	(8,933)	(62,902)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	2,588	20,047
Net increase in time deposits	27,886	2,126
Net (decrease) increase in borrowings	(25,993)	39,636
Purchase of common stock	—	(18)
Proceeds from exercise of stock options	—	169
Net proceeds from issuance of preferred stock	19,914	—
Cash dividends	(2,054)	(1,875)

Net cash provided by financing activities	22,341	60,085

Net increase in cash and cash equivalents	743	4,316
Cash and cash equivalents at beginning of period	9,888	12,263

Cash and cash equivalents at end of period	$10,631	$16,579

Supplemental disclosure
Interest paid	$8,316	$11,229
Income taxes paid	1,142	1,560
Supplemental disclosure of noncash investing activities and financing activities
Unrealized gains (losses) on securities available for sale	$253	$(1,540)
Loans transferred to other real estate owned	9,477	1,924

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Share-Based Compensation: Compensation expense for the second quarter and first six months of 2009 included $80,000 ($49,000 after tax) and $160,000 ($99,000 after tax), respectively, for restricted stock granted during 2006 through 2009. Compensation expense for the second quarter and first six months of 2008 included $79,000 ($49,000 after tax) and $156,000 ($97,000 after tax), respectively, for options and restricted stock granted during 2006 through 2008. As of June 30, 2009, there was $958,000 of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity for the six months ended June 30, 2009 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2009	455,017	$32.71	5.1	$—
Expired	(7,500)	$19.00

Options exercisable at June 30, 2009	447,517	$32.94	4.7	$18

*	Weighted average

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

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. Under the terms of the certificate of designations of the Series A Preferred Stock in the Corporation’s articles of incorporation, the Corporation may redeem the Series A Preferred Stock at 100% of its liquidation preference (plus any accrued and unpaid dividends) beginning on February 15, 2012. Prior to this date, the Corporation may redeem the Series A Preferred Stock at 100% of its liquidation preference (plus any accrued and unpaid dividends) if (i) the Corporation has raised aggregate gross proceeds in one or more “qualified equity offerings” of at least $5.0 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. The phrase “qualified equity offering” means the sale and issuance for cash by the Corporation, to persons other than the Corporation or any Corporation subsidiary after January 9, 2009, of shares of perpetual preferred stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Corporation at the time of issuance under the applicable risk-based capital guidelines of the Federal Deposit Insurance Corporation (“FDIC”) (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008). However, the American Recovery and Reinvestment Act of 2009 (“ARRA”) appears to change these provisions to provide that the Corporation may redeem the Series A Preferred Stock at any time, at its option, from any source of funds. Any such redemption would be at 100% of the Series A Preferred Stock liquidation preference, plus any accrued and unpaid dividends. In either event, any redemption is subject to the consent of the FDIC.

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the payment of dividends or distributions on the Common Stock (including the payment of cash dividends in excess of the amount per share of the Corporation’s last quarterly cash dividend declared before October 14, 2008, which was 31 cents per share and on the Corporation’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Corporation to certain of the executive compensation limitations included in the EESA, as amended by the ARRA, until such time as Treasury no longer owns any Series A Preferred Stock acquired through the Capital Purchase Program. Accordingly, the Corporation purchased no shares of Common Stock during the first six months of 2009. During the first six months of 2008, the Corporation purchased 600 shares of Common Stock in open-market transactions at prices from $28.80 to $31.06 per share.

Note 3

The Corporation calculates its basic and diluted earnings per common share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. The components of the Corporation’s EPS calculations for the three and six months ended June 30, 2009 and 2008 are as follows:

(in 000’s, except for share amounts)	Three Months Ended
	June 30,
	2009	2008
Net income	$1,750	$1,417
Accumulated dividends on Series A Preferred Stock	(253)	—
Amortization of Series A Preferred Stock discount	(35)	—

Net income available to common shareholders	$1,462	$1,417

Weighted average number of common shares used in earnings per common share—basic	3,042,233	3,026,249
Effect of dilutive securities:
Stock option awards	—	45,216

Weighted average number of common shares used in earnings per common share—assuming dilution	3,042,233	3,071,465

(in 000’s, except for share amounts)	Six Months Ended
	June 30,
	2009	2008
Net income	$3,258	$2,845
Accumulated dividends on Series A Preferred Stock	(481)	—
Amortization of Series A Preferred Stock discount	(67)	—

Net income available to common shareholders	$2,710	$2,845

Weighted average number of common shares used in earnings per common share—basic	3,040,504	3,024,114
Effect of dilutive securities:
Stock option awards	—	50,342

Weighted average number of common shares used in earnings per common share—assuming dilution	3,040,504	3,074,456

In June 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. The transition guidance in FSP EITF 03-6-1 requires an entity to retroactively adjust all prior-period EPS computations to reflect the FSP’s provisions. The retroactive adjustments encompass EPS computations included in interim financial statements. The Corporation adopted FSP EITF 03-6-1 effective January 1, 2009, and has applied its provisions to its EPS calculations for the three and six months ended June 30, 2009 and 2008 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. The retroactive adjustments made to the EPS computations resulted in reductions of $0.01 in diluted EPS for the three months ended June 30, 2008 and $0.01 in both basic and diluted EPS for the six months ended June 30, 2008.

EPS, assuming dilution, has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on net income available to common shareholders.

Note 4

Debt and equity securities are summarized as follows:

(in 000’s)	June 30, 2009
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$8,892	$20	$(135)	$8,777
Mortgage-backed securities	2,528	51	—	2,579
Obligations of states and political subdivisions	97,771	1,249	(1,030)	97,990
Preferred stock	1,564	28	(104)	1,488

	$110,755	$1,348	$(1,269)	$110,834

(in 000’s)	December 31, 2008
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$11,108	$59	$(5)	$11,162
Mortgage-backed securities	2,264	54	—	2,318
Obligations of states and political subdivisions	85,842	858	(1,189)	85,511
Preferred stock	1,564	146	(98)	1,612

	$100,778	$1,117	$(1,292)	$100,603

The amortized cost and estimated fair value of securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(in 000’s)	June 30, 2009
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,620	$10,629
Due after one year through five years	29,863	29,852
Due after five years through ten years	39,306	39,477
Due after ten years	29,402	29,388
Preferred stock	1,564	1,488

	$110,755	$110,834

Proceeds from the maturities and calls of securities available for sale for the first six months of 2009 were $15.0 million, resulting in gross realized gains of $30,000. Securities with an aggregate amortized cost of $41.4 million and an aggregate fair value of $41.6 million were pledged at June 30, 2009 to secure public deposits, repurchase agreements, Federal Reserve Bank treasury, tax and loan deposits and borrowings from the Federal Reserve Bank.

Securities in an unrealized loss position at June 30, 2009, by duration of the period of the unrealized loss, are shown below.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$4,808	$135	$—	$—	$4,808	$135
Obligations of states and political subdivisions	31,922	541	8,702	489	40,624	1,030

Subtotal-debt securities	36,730	676	8,702	489	45,432	1,165

Preferred stock	737	70	92	34	829	104

Total temporarily impaired securities	$37,467	$746	$8,794	$523	$46,261	$1,269

There are 146 debt securities and seven equity securities totaling $45.4 million and $829,000, respectively, in a loss position at June 30, 2009. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Because the Corporation intends to hold these investments to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2009 and no impairment has been recognized. In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Corporation’s consolidated financial statements.

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

The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.9 million at June 30, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2009 and no impairment has been recognized.

Note 5

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended June 30,
	2009	2008
Service cost	$126	$209
Interest cost	93	110
Expected return on plan assets	(103)	(144)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	(17)	1
Amortization of net loss	29	—

Net periodic benefit cost	$127	$175

(in 000’s)	Six Months Ended June 30,
	2009	2008
Service cost	$252	$418
Interest cost	186	220
Expected return on plan assets	(206)	(288)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	(34)	2
Amortization of net loss	58	—

Net periodic benefit cost	$254	$350

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

(in 000’s)	Three Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,485	$729	$7,707	$66	$(862)	$16,125
Gains on sales of loans	—	7,374	—	—	—	7,374
Other	1,217	937	108	322	—	2,584

Total operating income	9,702	9,040	7,815	388	(862)	26,083

Expenses:
Interest expense	3,262	85	1,224	286	(869)	3,988
Provision for loan losses	1,400	200	2,800	—	—	4,400
Personnel expenses	3,386	4,646	1,232	131	—	9,395
Other	2,948	2,059	815	88	—	5,910

Total operating expenses	10,996	6,990	6,071	505	(869)	23,693

Income (loss) before income taxes	(1,294)	2,050	1,744	(117)	7	2,390
Provision for (benefit from) income taxes	(847)	876	666	(57)	2	640

Net income (loss)	$(447)	$1,174	$1,078	$(60)	$5	$1,750

Total assets	$729,082	$70,025	$184,631	$2,428	$(106,724)	$879,442
Capital expenditures	$1	$102	$2	$—	$—	$105

(in 000’s)	Three Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,883	$600	$7,218	$60	$(853)	$15,908
Gains on sales of loans	—	4,703	—	—	3	4,706
Other	1,388	566	151	371	—	2,476

Total operating income	10,271	5,869	7,369	431	(850)	23,090

Expenses:
Interest expense	4,015	130	1,738	351	(872)	5,362
Provision for loan losses	540	285	2,350	—	—	3,175
Personnel expenses	3,530	2,712	1,180	189	12	7,623
Other	2,328	2,009	642	121	—	5,100

Total operating expenses	10,413	5,136	5,910	661	(860)	21,260

Income (loss) before income taxes	(142)	733	1,459	(230)	10	1,830
Provision for (benefit from) income taxes	(321)	279	555	(105)	5	413

Net income (loss)	$179	$454	$904	$(125)	$5	$1,417

Total assets	$681,821	$46,044	$178,123	$5,044	$(65,702)	$845,330
Capital expenditures	$108	$162	$7	$—	$—	$277

(in 000’s)	Six Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$16,754	$1,408	$14,926	$137	$(1,663)	$31,562
Gains on sales of loans	—	13,917	—	—	—	13,917
Other	2,698	1,748	225	611	—	5,282

Total operating income	19,452	17,073	15,151	748	(1,663)	50,761

Expenses:
Interest expense	6,668	163	2,428	595	(1,681)	8,173
Provision for loan losses	2,100	500	5,900	—	—	8,500
Personnel expenses	6,779	8,763	2,474	295	—	18,311
Other	5,500	4,279	1,436	265	—	11,480

Total operating expenses	21,047	13,705	12,238	1,155	(1,681)	46,464

Income (loss) before income taxes	(1,595)	3,368	2,913	(407)	18	4,297
Provision for (benefit from) income taxes	(1,287)	1,377	1,110	(167)	6	1,039

Net income (loss)	$(308)	$1,991	$1,803	$(240)	$12	$3,258

Total assets	$729,082	$70,025	$184,631	$2,428	$(106,724)	$879,442
Capital expenditures	$35	$165	$8	$1	$—	$209

(in 000’s)	Six Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$18,138	$1,061	$14,126	$121	$(1,634)	$31,812
Gains on sales of loans	—	8,396	—	—	(5)	8,391
Other	2,791	1,104	254	710	—	4,859

Total operating income	20,929	10,561	14,380	831	(1,639)	45,062

Expenses:
Interest expense	8,124	234	3,618	757	(1,672)	11,061
Provision for loan losses	660	512	4,400	—	—	5,572
Personnel expenses	7,188	5,183	2,378	439	20	15,208
Other	4,570	3,441	1,345	212	—	9,568

Total operating expenses	20,542	9,370	11,741	1,408	(1,652)	41,409

Income (loss) before income taxes	387	1,191	2,639	(577)	13	3,653
Provision for (benefit from) income taxes	(401)	453	1,003	(252)	5	808

Net income (loss)	$788	$738	$1,636	$(325)	$8	$2,845

Total assets	$681,821	$46,044	$178,123	$5,044	$(65,702)	$845,330
Capital expenditures	$139	$200	$33	$—	$—	$372

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

Note 7

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Corporation adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 became effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material effect on the Corporation’s consolidated financial statements.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis at June 30, 2009. There were no liabilities measured at fair value on a recurring basis at June 30, 2009.

(in 000’s)	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Securities available for sale	$—	$110,834	$—	$110,834

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

Loans Held for Sale: Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three or six months ended June 30, 2009.

Impaired Loans: SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market date (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).

Other Real Estate Owned: Other real estate owned (“OREO”) is measured at fair value based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market date (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the three months ended June 30, 2009:

(in 000’s)	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans	—	$8,740	$—	$8,740
OREO	—	10,542	—	10,542

Total	$—	$19,282	$—	$19,282

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP became effective for interim periods ending after June 15, 2009, and the Corporation’s disclosures are presented below. The following describes the valuation techniques used by the Corporation to measure certain financial assets and financial liabilities not previously described elsewhere in this note that are not recorded at fair value on a recurring basis in the financial statements:

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

	June 30, 2009		December 31, 2008
(in 000’s)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$10,631	$10,631	$9,888	$9,888
Securities	110,834	110,834	100,603	100,603
Net loans	615,179	616,973	633,017	634,928
Loans held for sale, net	62,115	62,562	37,042	37,904
Accrued interest receivable	5,122	5,122	5,096	5,096
Financial liabilities:
Demand deposits	284,415	269,965	281,827	272,164
Time deposits	296,784	296,884	268,898	272,340
Borrowings	193,467	187,441	219,460	210,640
Accrued interest payable	1,778	1,778	1,921	1,921

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as part of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

Note 8

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

In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111, which amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends SAB Topic 5.M. to exclude debt securities from its scope. The implementation of SAB 111 did not have a material effect on the Corporation’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140. SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Corporation does not expect the adoption of SFAS 166 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Corporation does not expect the adoption of SFAS 166 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the

Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Corporation does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial statements.

In June 2009, the SEC issued SAB No. 112, which revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The implementation of SAB 112 did not have a material effect on the Corporation’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. Statements which express “belief,” “intention,” “expectation,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the beliefs of the Corporation’s management, as well as assumptions made by, and information currently available to, the Corporation’s management. These statements are inherently uncertain, and there can be no assurance that the underlying assumptions will prove to be accurate. Actual results could differ materially from those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•	the commercial and residential real estate markets

•	the legislative/regulatory climate, including policies of the FDIC

•	continued increases in FDIC premiums and/or additional FDIC special assessments

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

•	interest rates

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the level of net charge-offs on loans

•	the value of securities held in the Corporation’s investment portfolios

•	deposit flows

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	technology

•	reliance on third parties for key services

•	the Corporation’s expansion and technology initiatives

•	accounting principles, policies and guidelines

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications under certain conditions when a purchaser of a loan (investor) sold by C&F Mortgage Corporation incurs a loss due to borrower misrepresentation or early default. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Impairment of Securities: Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security and it is not more-likely-than-not that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. We regularly review each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

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

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. We track three primary performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (“ROA”), (ii) return on average common equity (“ROE”) and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: Retail Banking, Mortgage Banking and Consumer Finance. We also manage our capital through growth, dividends, and historically, stock purchases.

Financial Performance Measures. Net income for the Corporation increased to $1.8 million for the second quarter ended June 30, 2009, compared with $1.4 million for the second quarter of 2008. Net income available to common shareholders for the second quarter of 2009 was $1.5 million, or 48 cents per common share assuming dilution, compared with $1.4 million, or 46 cents per common share assuming dilution, for the second quarter of 2008. Net income for the Corporation increased to $3.3 million for the first six months of 2009, compared to $2.8 million for the first six months of 2008. Net income available to common shareholders for the first half of 2009 was $2.7 million, or 89 cents per common share assuming dilution, compared with $2.8 million, or 93 cents per common share assuming dilution, for the first half of 2008. The difference between reported net income and net income available to common shareholders in the three months and six months ended June 30, 2009 is a result of the Series A Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the Capital Purchase Program. The Series A Preferred Stock and Warrant were issued in the first quarter of 2009 and, therefore, did not impact net income available to common shareholders for 2008. Financial results for the second quarter and first six months of 2009 were primarily affected by the positive effects of the lower interest rate environment on loan production at our Mortgage Banking segment and on the net interest margin at our Consumer Finance segment.

The favorable performance of these segments in the first six months of 2009 offset the losses at our Retail Banking segment, which principally resulted from the effect of margin compression on net interest income, lower service charges on deposit accounts, higher expenses associated with nonaccrual loans and foreclosed properties for which loan loss provisions or write downs to fair market value were necessary, and higher assessments for FDIC deposit insurance, including the special assessment recognized in the second quarter of 2009 to help replenish the Deposit Insurance Fund.

The Corporation’s ROE and ROA, on an annualized basis, were 8.82 percent and 0.66 percent, respectively, for the second quarter of 2009, compared with 8.61 percent and 0.69 percent for the second quarter of 2008. For the first six months of 2009, on an annualized basis, the Corporation’s ROE was 8.25 percent and its ROA was 0.61 percent, compared with an 8.67 percent ROE and a 0.71 percent ROA for the first six months of 2008. In 2009, these ratios reflect the effects of Series A Preferred Stock dividends and amortization of the Warrant on net income available to common shareholders, as well as asset growth since the end of the second quarter of 2008.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment, which consists of the Bank, reported a net loss of $447,000 for the second quarter of 2009, compared to net income of $179,000 for the second quarter of 2008. The Bank’s net loss was $308,000 for the first six months of 2009, compared to net income of $788,000 for the first six months of 2008. The decline in 2009 earnings included the effects of (1) margin compression and competition for loans and deposits on net interest income, (2) a higher provision for loan losses attributable to the continued slow down in the economy and an increase in nonperforming assets, most of which are commercial relationships secured by real estate, (3) lower service charges on deposits, (4) higher assessments for deposit insurance resulting from the FDIC’s special assessment in the second quarter of 2009 to help restore the Deposit Insurance Fund, coupled with the effects of its amended risk-based assessment system and (5) higher nonaccrual loan and foreclosed properties expenses primarily resulting from the work-out of several commercial relationships. The decline in the Bank’s net interest margin was attributable to interest rate cuts by the Federal Reserve Bank throughout 2008, which reduced yields on the Bank’s adjustable-rate loans faster than interest rates declined on the Bank’s deposits, which are its largest source of funds.

General economic trends, particularly the economic recession that we are experiencing in the Bank’s markets, can affect the quality of the loan portfolio and, therefore, our provision for loan losses, as well as the level of our nonperforming assets. Managing the risks inherent in our loan portfolio and expenses associated with nonperforming assets will influence the Bank’s performance during the remainder of 2009. In addition, the significant increase in FDIC insurance premiums and assessments will affect the Bank’s noninterest expenses in future periods.

Mortgage Banking: Second quarter net income for the Mortgage Banking segment, which consists of C&F Mortgage Corporation (the “Mortgage Company”), was $1.2 million in 2009, compared to $454,000 in 2008. Net income for the first six months of 2009 was $2.0 million, compared to $738,000 for the first six months of 2008. Earnings in 2009 included the effects of lower interest rates on loan origination volume, which increased 57.5 percent and 66.3 percent for the second quarter and first half of 2009, respectively. For the second quarter of 2009, the amount of loan originations at the

Mortgage Company for refinancings was $171.4 million compared to $54.5 million for the second quarter of 2008. Loan originations for home purchases for these two periods were $162.0 million and $157.2 million, respectively. For the first six months of 2009, the amount of loan originations at the Mortgage Company for refinancings was $391.4 million compared to $117.7 million for the second quarter of 2008. Loan originations for home purchases for these two time periods were $260.9 million and $274.5 million, respectively. Higher loan production in 2009 resulted in gains on sales of loans of $7.4 million and $13.9 million for the three months and six months ended June 30, 2009, respectively, compared to $4.7 million and $8.4 million for the three months and six months ended June 30, 2008, respectively. This increase in revenue was offset in part by (1) increases of $196,000 and $846,000 in the provisions for indemnification and foreclosed properties losses in the second quarter and first half of 2009, respectively, and (2) increases of $1.9 million and $3.6 million in personnel costs in the second quarter and first half of 2009, respectively, resulting principally from higher commission-based compensation associated with the increase in loan production. The increases in the provisions for indemnification and foreclosed properties losses resulted from increased nonperforming loans as a result of continued deterioration of the economy, especially the housing market, together with higher unemployment. While we mitigate the risk of loan repurchase and indemnification liability by underwriting to the purchasers’ guidelines, we cannot eliminate the possibility that a prolonged period of payment defaults and foreclosures will result in an increase in requests for repurchases or indemnifications and the need for additional indemnification and foreclosed properties loss provisions in the future.

Consumer Finance: Second quarter net income for the Consumer Finance segment, which consists of C&F Finance Company (the “Finance Company”), was $1.1 million in 2009, compared to $904,000 in 2008. Net income was $1.8 million for the first six months of 2009, compared to $1.6 million for the first six months of 2008. The Finance Company has benefited from growth in average consumer finance loans outstanding since the end of the second quarter of 2008, as well as the decline in its costs of borrowings throughout 2009 compared to 2008. Its fixed-rate loan portfolio is partially funded by a variable-rate line of credit indexed to LIBOR, which has resulted in an increase in its net interest margin during 2009 as short term interest rates fell throughout 2008. However, the Finance Company has experienced higher loan charge-offs in 2009 compared to 2008, which, in combination with loan growth, has resulted in increases in the provision for loan losses of $450,000 in the second quarter of 2009 and $1.5 million in the first half of 2009, compared to the same periods in 2008. We expect the ongoing effects of the economic recession will result in more delinquencies and repossessions at the Finance Company. Depending on the severity of any further downturn in the economy, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans could result. This could weaken collateral coverage and increase the amount of loss in the event of default.

Capital Management. Total shareholders’ equity increased $21.4 million to $86.3 million at June 30, 2009, compared to $64.9 million at December 31, 2008. This increase primarily occurred in connection with the Corporation’s participation in the Treasury’s Capital Purchase Program, as previously described. One means by which we manage our capital is through dividends. The Corporation’s board of directors reduced the Corporation’s quarterly dividend for the second quarter of 2009 to 25 cents per common share, which resulted in a common dividend payout ratio of 52 percent based on net income available to common shareholders for the second quarter of 2009. This compares to a 76 percent common dividend payout ratio for the first quarter of 2009. In deciding to reduce the Corporation’s dividend, the board of directors considered the dividend payout in relation to earnings levels and the need to maintain a strong capital position. The board of directors will continue to evaluate the Corporation’s dividends in light of changes in economic conditions, the Corporation’s capital levels and its future levels of earnings. Another means by which we historically have managed our capital is through purchases of the Corporation’s Common Stock. However, as a participant in the Capital Purchase Program there are limitations on the Corporation’s ability to repurchase Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Corporation’s Series A Preferred Stock.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin

(in 000’s)	Three Months Ended
	June 30, 2009		June 30, 2008
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
Securities	$112,651	6.17%	$93,234	6.32%
Loans, net	712,801	8.39	661,664	8.99
Interest-earning deposits in other banks	264	0.03	655	2.06
Federal funds sold	—	—	554	1.99

Total earning assets	$825,716	8.08%	$756,107	8.65%

Time and savings deposits	$492,706	2.19%	$460,202	2.95%
Borrowings	195,213	2.64	190,278	4.13

Total interest-bearing liabilities	$687,919	2.32%	$650,480	3.30%

Net interest margin		6.15%		5.81%

(in 000’s)	Six Months Ended
	June 30, 2009		June 30, 2008
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
Securities	$109,879	6.18%	$90,067	6.41%
Loans, net	710,881	8.23	645,900	9.22
Interest-earnings deposits in other banks	151	0.14	819	2.76
Federal funds sold	—	—	607	2.51

Total earning assets	$820,911	7.95%	$737,393	8.86%

Time and savings deposits	$485,467	2.28%	$454,788	3.07%
Borrowings	203,299	2.60	180,134	4.54

Total interest-bearing liabilities	$688,766	2.37%	$634,922	3.48%

Net interest margin		5.96%		5.86%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the second quarter of 2008 to the second quarter of 2009 and from the first half of 2008 to the first half 2009. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	From the Second Quarter of 2008 to the Second Quarter of 2009
	Increase(Decrease) Due to Changes in		Total Increase
(in 000’s)	Rate	Volume	(Decrease)
Interest income:
Securities	$(60)	$323	$263
Loans	(1,031)	1,108	77
Interest-bearing deposits in other banks and federal funds sold	(2)	(4)	(6)

Total interest income	(1,093)	1,427	334

Interest expense:
Time and savings deposits	(1,018)	321	(697)
Borrowings	(727)	50	(677)

Total interest expense	(1,745)	371	(1,374)

Change in net interest income	$652	$1,056	$1,708

	From the First Half of 2008 to the First Half of 2009
	Increase(Decrease) Due to Changes in		Total Increase
(in 000’s)	Rate	Volume	(Decrease)
Interest income:
Securities	$(133)	$644	$511
Loans	(3,368)	2,840	(528)
Interest-bearing deposits in other banks and federal funds sold	(6)	(13)	(19)

Total interest income	(3,507)	3,471	(36)

Interest expense:
Time and savings deposits	(1,996)	552	(1,444)
Borrowings	(1,917)	473	(1,444)

Total interest expense	(3,913)	1,025	(2,888)

Change in net interest income	$406	$2,446	$2,852

Net interest income, on a taxable-equivalent basis, for the second quarter of 2009 was $12.7 million, compared to $10.9 million for the second quarter of 2008. Net interest income, on a taxable-equivalent basis, for the first half of 2009 was $24.5 million, compared to $21.6 million for the first half of 2008. The higher net interest income resulted from increases of 9.2 percent and 11.3 percent in the average balance of interest-earning assets for the second quarter and first half of 2009, respectively, compared with the same periods in 2008, coupled with increases of 34 basis points and 10 basis points in the net interest margin for the second quarter and first half of 2009, respectively, compared with the same periods in 2008. The increase in the net interest margin occurred primarily at the Finance Company because its fixed-rate loan portfolio is partially funded by a variable-rate line of credit indexed to LIBOR, which has declined since the end of the second quarter of 2008. The Bank’s net interest margin has been compressing since the end of the second quarter of 2008 as a result of the combination of rapidly declining short-term interest rates and increased competition for deposits. With interest rates stabilizing throughout the second quarter of 2009, deposit repricing in the lower interest rate environment has begun to mitigate the effects of lower interest rates on the Bank’s loan portfolio, and margins have begun to stabilize. In addition, interest rate floors have been put in place on adjustable rate loans at the Bank upon origination or renewal, which have had the effect of increasing rates on these loans.

Average loans held for investment increased $20.9 million and $33.4 million in the second quarter and the first six months of 2009, respectively, compared to the same periods in 2008. The Retail Banking segment’s average loan portfolio increased $16.2 million in the second quarter of 2009 and $26.2 million in the first half of 2009, compared to the same periods in 2008, primarily as a result of residential mortgage loan and commercial loan growth. The Consumer Finance segment’s average loan portfolio increased $6.4 million in the second quarter of 2009 and $8.4 million in the first half of 2009, compared to the same periods in 2008, primarily as result of the purchase of a portfolio of seasoned loans in the Virginia market from an unrelated finance company. Average loans held for sale at the Mortgage Banking segment increased $30.2 million in the second quarter of 2009 and $31.6 million in the first half of 2009, compared to the same periods in 2008, as a result of higher loan demand in the lower interest rate environment in 2009. The overall yield on loans held for investment at all of our business segments and loans held for sale at the Mortgage Banking segment decreased in the second quarter and first half of 2009 in relation to the same periods in 2008 as a result of a general decrease in interest rates.

Average securities available for sale increased $19.4 million in the second quarter of 2009 and $19.8 million in the first half of 2009, compared to the same periods in 2008. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio. This resulted from a strategy to increase the Bank’s securities portfolio as a percentage of total assets. The lower investment portfolio yield in the second quarter and first half of 2009 in relation to the same periods in 2008 resulted from the current interest rate environment in which securities purchases have been made at yields less than those being called, coupled with a decline in dividends on FHLB stock in 2009.

Average interest-earning deposits at other banks, primarily the FHLB, and federal funds sold decreased $945,000 in the second quarter of 2009 and $1.3 million in the first half of 2009, compared to the same periods in 2008. Fluctuations in the average balance of these low-yielding assets occurred in response to loan demand and an increase in the securities portfolio. The lower average yield on interest-earning deposits at other banks in the second quarter and first half of 2009 relative to the same periods in 2008 resulted from the decline in short-term interest rates during 2008.

Average interest-bearing time and savings deposits increased $32.5 million in the second quarter of 2009 and $30.7 million in the first half of 2009, compared to the same periods in 2008. Growth in lower-rate transaction accounts resulted from our deposit strategies that emphasize retention of multi-service customer relationships. Growth in time deposits occurred in deposits of municipalities in our market areas and retail depositors who are maintaining flexibility in their investing options due to the unpredictability in the stock market. The average cost of deposits declined 76 basis points in the second quarter of 2009 and 79 basis points in the first half of 2009 in relation to the same periods in 2008. The lower average cost of deposits resulted from the repricing of transaction accounts as interest rates declined throughout 2008 and the more gradual repricing of time deposits to interest rates that are lower than their maturing rates.

Average borrowings increased $4.9 million in the second quarter of 2009 and $23.2 million in the first half of 2009, compared to the same periods in 2008. This increase was attributable to increased use of borrowings from the FHLB and the Federal Reserve Bank to fund loan growth at the Retail Banking and Consumer Finance segments and increased production at the Mortgage Banking segment of loans to be sold in the secondary market. The average cost of borrowings decreased 149 basis points in the second quarter of 2009 and 194 basis points in the first half of 2009 in relation to the same periods in 2008 because a portion of the Corporation’s borrowings is indexed to short-term interest rates and reprices as short-term interest rates change.

Interest rates and economic conditions will be significant factors influencing the performance of all of the Corporation’s business segments during 2009. The net interest margin may be negatively affected if nonperforming loans continue to increase and if declining economic conditions result in lower-yielding loan growth. However, the continued repricing of time deposits to lower interest rates should reduce funding costs and relieve some pressure on the net interest margin, unless competition for deposits hinders a decline in rates paid for deposits.

Noninterest Income

(in 000’s)	Three Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$7,374	$—	$—	$7,374
Service charges on deposit accounts	790	—	—	—	790
Other service charges and fees	395	937	2	—	1,334
Gains on calls of available for sale securities	23	—	—	—	23
Other income	9	—	106	322	437

Total noninterest income	$1,217	$8,311	$108	$322	$9,958

(in 000’s)	Three Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,703	$—	$3	$4,706
Service charges on deposit accounts	948	—	—	—	948
Other service charges and fees	398	566	—	—	964
Gains on calls of available for sale securities	20	—	—	—	20
Other income	22	—	151	371	544

Total noninterest income	$1,388	$5,269	$151	$374	$7,182

(in 000’s)	Six Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$13,917	$—	$—	$13,917
Service charges on deposit accounts	1,586	—	—	—	1,586
Other service charges and fees	752	1,747	4	—	2,503
Gains on calls of available for sale securities	30	—	—	—	30
Other income	330	1	221	611	1,163

Total noninterest income	$2,698	$15,665	$225	$611	$19,199

(in 000’s)	Six Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,396	$—	$(5)	$8,391
Service charges on deposit accounts	1,917	—	—	—	1,917
Other service charges and fees	761	1,103	3	—	1,867
Gains on calls of available for sale securities	53	—	—	—	53
Other income	60	1	251	710	1,022

Total noninterest income	$2,791	$9,500	$254	$705	$13,250

Total noninterest income increased $2.8 million in the second quarter of 2009 and $5.9 million in the first half of 2009, compared to the same periods in 2008. These increases primarily resulted (1) at the Mortgage Banking segment from the effect of increased loan production on gains on sale of loans and ancillary fees associated with loan originations and (2) at the Bank from higher bank card interchange fees and a fee received in connection with a change in its debit card processor. These latter increases were offset by a lower volume of overdraft charges at the Bank. The decrease in overdraft charges at the Bank resulted from economic conditions over the past year, which have caused a decrease in the use of this product.

Noninterest Expense

(in 000’s)	Three Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,386	$4,646	$1,232	$131	$9,395
Occupancy expense	903	456	104	8	1,471
Other expenses	2,045	1,603	711	80	4,439

Total noninterest expense	$6,334	$6,705	$2,047	$219	$15,305

(in 000’s)	Three Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,530	$2,712	$1,180	$201	$7,623
Occupancy expense	926	498	103	6	1,533
Other expenses	1,402	1,511	539	115	3,567

Total noninterest expense	$5,858	$4,721	$1,822	$322	$12,723

(in 000’s)	Six Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$6,779	$8,763	$2,474	$295	$18,311
Occupancy expense	1,779	919	215	14	2,927
Other expenses	3,721	3,360	1,221	251	8,553

Total noninterest expense	$12,279	$13,042	$3,910	$560	$29,791

(in 000’s)	Six Months Ended June 30, 2008
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,188	$5,183	$2,378	$459	$15,208
Occupancy expense	1,883	984	208	12	3,087
Other expenses	2,687	2,457	1,137	200	6,481

Total noninterest expense	$11,758	$8,624	$3,723	$671	$24,776

Total noninterest expense increased $2.6 million in the second quarter of 2009 and $5.0 million in the first half of 2009, compared to the same periods in 2008. The Mortgage Banking segment reported higher variable personnel and operating expenses as a result of the increase in loan production in 2009. A decrease during 2009 in personnel costs at the Retail Banking segment attributable to a reduction in the number of employees, primarily resulting from attrition, was offset by an increase in other expenses arising from higher FDIC deposit insurance premiums and the special assessment to help replenish the Deposit Insurance Fund, bank card processing expenses, expenses associated with loan work-outs, and foreclosed properties expenses. Increases in personnel costs and operating expenses at the Consumer Finance segment during 2009 resulted from staff additions to support loan growth and operating expenses associated with loan production.

Income Taxes

Income tax expense for the second quarter of 2009 totaled $640,000, resulting in an effective tax rate of 26.8 percent, compared to $413,000, or 22.6 percent, for the second quarter of 2008. Income tax expense for the first half of 2009 was $1.0 million, resulting in an effective tax rate of 24.2 percent, compared to $808,000, resulting in an effective tax rate of 22.1 percent, for the first half of 2008. The increase in the effective tax rates during 2009 resulted from a higher proportion of pre-tax earnings occurring at the non-bank business segments, which are not exempt from state income taxes, the effects of which were offset in part by higher tax-exempt securities income resulting from growth in the Bank’s municipal bond portfolio.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

(in 000’s)	Three Months Ended June 30, 2009
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$7,392	$12,928	$20,320
Provision for loan losses	1,600	2,800	4,400

	8,992	15,728	24,720

Loans charged off	(1,100)	(2,539)	(3,639)
Recoveries of loans previously charged off	21	430	451

Net loans charged off	(1,079)	(2,109)	(3,188)

Allowance, end of period	$7,913	$13,619	$21,532

(in 000’s)	Three Months Ended June 30, 2008
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,962	$11,471	$16,433
Provision for loan losses	825	2,350	3,175

	5,787	13,821	19,608

Loans charged off	(222)	(2,245)	(2,467)
Recoveries of loans previously charged off	33	353	386

Net loans charged off	(189)	(1,892)	(2,081)

Allowance, end of period	$5,598	$11,929	$17,527

(in 000’s)	Six Months Ended June 30, 2009
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$7,198	$12,608	$19,806
Provision for loan losses	2,600	5,900	8,500

	9,798	18,508	28,306

Loans charged off	(1,938)	(5,744)	(7,682)
Recoveries of loans previously charged off	53	855	908

Net loans charged off	(1,885)	(4,889)	(6,774)

Allowance, end of period	$7,913	$13,619	$21,532

(in 000’s)	Six Months Ended June 30, 2008
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,743	$11,220	$15,963
Provision for loan losses	1,172	4,400	5,572

	5,915	15,620	21,535

Loans charged off	(375)	(4,432)	(4,807)
Recoveries of loans previously charged off	58	741	799

Net loans charged off	(317)	(3,691)	(4,008)

Allowance, end of period	$5,598	$11,929	$17,527

There has been a $715,000 increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2008, and the provision for loan losses at these combined segments increased $775,000 and $1.4 million in the second quarter and first half of 2009, respectively, compared to the same periods in 2008. These increases were attributable to the increase in nonperforming assets of the combined Retail Banking and Mortgage Banking segments as discussed below. In addition, net charge-offs for these combined segments for the first half of 2009 included write downs at the Bank of three collateral-dependent commercial relationships based on an impairment analysis, which indicated that their respective carrying values exceeded the fair market value of the underlying real estate collateral. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $13.6 million since December 31, 2008, and its provision for loan losses increased $450,000 and $1.5 million in the second quarter and first half of 2009, respectively, compared to the same periods in 2008. The increase in the provision for loan losses was primarily attributable to higher net charge-offs in 2009 and loan growth. We believe that the current level of the allowance for loan losses at C&F Finance is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment continues to rise throughout 2009 and if weakening consumer demand for automobiles results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Retail and Mortgage Banking

(in 000’s)	June 30, 2009	December 31, 2008
Nonaccrual loans*-Retail Banking	$9,821	$17,222
Nonaccrual loans*-Mortgage Banking	944	1,460
OREO**-Retail Banking	9,852	1,370
OREO**-Mortgage Banking	690	596

Total nonperforming assets	$21,307	$20,648
Accruing loans* past due for 90 days or more	$453	$3,517
Total loans*	$457,065	$480,438
Allowance for loan losses	$7,913	$7,198

Nonperforming assets to total loans* and OREO**	4.56%	4.28%
Allowance for loan losses to total loans*	1.73	1.50
Allowance for loan losses to nonaccrual loans*	73.51	38.53

*	Loans exclude Consumer Finance segment loans presented below.
**	OREO is recorded at its estimated fair market value less cost to sell.

Consumer Finance

(in 000’s)	June 30, 2009	December 31, 2008
Nonaccrual loans	$318	$798
Accruing loans past due for 90 days or more	—	$—
Total loans	$179,646	$172,385
Allowance for loan losses	$13,619	$12,608

Nonaccrual consumer finance loans to total consumer finance loans	0.18%	0.46%
Allowance for loan losses to total consumer finance loans	7.58	7.31

Nonperforming assets at the combined Retail Banking and Mortgage Banking segments increased to $21.3 million at June 30, 2009 and consist of $10.8 million of nonaccrual loans and $10.5 million of foreclosed properties. The largest components of the Bank’s nonaccrual loans are two commercial relationships aggregating $9.2 million, which are secured by residential real estate. The largest components of the Bank’s foreclosed properties are $9.7 million of residential properties associated with two commercial relationships, $10.7 million of which was in nonaccrual loan status as of December 31, 2008. These properties have been written down to their estimated fair market values based upon current appraisals less selling costs. Nonaccrual loans and foreclosed properties of the Mortgage Banking segment totaled $944,000 and $690,000, respectively, at June 30, 2009, and resulted primarily from loans that were repurchased from investors because of documentation issues. In addition, loans past due for 90 days or more and still accruing interest totaled $453,000 at the combined Retail and Mortgage Banking segment at June 30, 2009, and consist primarily of a small number of loans secured by real estate. We have increased our allowance as a percentage of total loans at the combined Retail and Mortgage Banking segment largely as a result of the increase in nonperforming loans, and the continued deterioration in the economy, in particular the housing market. We may continue to make adjustments to the allowance level in the future based upon changes in our loan portfolios and general economic conditions.

Nonaccrual loans at the Consumer Finance segment have declined from $798,000 at December 31, 2008 to $318,000 at June 30, 2009. Nonetheless, the allowance for loan losses increased from $12.6 million at December 31, 2008 to $13.6 million at June 30, 2009, and the ratio of the allowance for loan losses to total consumer finance loans increased 27 basis points, as a result of our concern about general employment levels and economic conditions. The Finance Company’s loan portfolio could be immediately adversely affected by the ongoing effects of the economic recession. Increasing unemployment levels, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans could increase the level of charge-offs. We may make adjustments to our allowance level in the future based upon changes in our loan portfolio and general economic conditions.

FINANCIAL CONDITION

At June 30, 2009, the Corporation had total assets of $879.4 million compared to $855.7 million at December 31, 2008. The increase was principally a result of increases in investment securities at the Bank and loans held for sale at the Mortgage Company, which were offset in part by a decline in loans held for investment at the Bank. Asset growth was primarily funded with increased deposits.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(in 000’s)	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$144,505	23%	$141,341	22%
Real estate – construction	13,458	2	28,286	4
Commercial, financial and agricultural[1]	257,983	41	272,164	42
Equity lines	31,333	5	29,136	4
Consumer	9,786	1	9,511	1
Consumer – Consumer Finance	179,646	28	172,385	27

Total loans	636,711	100%	652,823	100%

Less allowance for loan losses
Retail and Mortgage Banking	(7,913)		(7,198)
Consumer Finance	(13,619)		(12,608)

Total loans, net	$615,179		$633,017

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

The decline in total loans occurred in the consumer real estate-construction and commercial categories as a result of the slowdown in new residential construction, coupled with the foreclosure of two commercial relationships that were secured by residential real estate.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(in 000’s)	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$8,777	8%	$11,162	11%
Mortgage-backed securities	2,579	2	2,318	2
Obligations of states and political subdivisions	97,990	89	85,511	85

Total debt securities	109,346	99	98,991	98
Preferred stock	1,488	1	1,612	2

Total available for sale securities	$110,834	100%	$100,603	100%

Deposits

Deposits totaled $581.2 million at June 30, 2009, compared to $550.7 million at December 31, 2008, which is an increase of $30.5 million. Growth in time deposits, which increased $27.9 million, occurred in the shorter-term time deposits of municipalities in our market areas and of retail depositors who are maintaining flexibility in their investing options due to the unpredictability in the stock market.

Borrowings

Borrowings totaled $172.8 million at June 30, 2009, compared to $198.8 million at December 31, 2008. This decrease was attributable to growth in deposits, which replaced borrowings as a funding source for lending activities at the Mortgage Banking segment, and the liquidity created by the sale of the Series A Preferred Stock and Warrant.

Off-Balance Sheet Arrangements

As of June 30, 2009, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

As of June 30, 2009, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

Liquid assets, which include cash and due from banks, interest-earning deposits at other banks, federal funds sold and nonpledged securities available for sale, at June 30, 2009, totaled $79.8 million. The Corporation’s funding sources consist of: (1) established federal funds lines with third-party financial institutions totaling $24.0 million that had $18.3 million outstanding as of June 30, 2009, (2) a $5.0 million repurchase agreement outstanding with a third-party broker as of June 30, 2009, (3) an established line with the FHLB that had $52.5 million outstanding under a total line of $88.3 million as of June 30, 2009, (4) an established line with the Federal Reserve Bank that had $15.0 million outstanding under a total line of $50.4 million as of June 30, 2009 and (5) a revolving line of credit with a third-party bank that had $75.8 million outstanding under a total line of $120.0 million as of June 30, 2009. We have no reason to believe these arrangements will not be renewed at maturity. The decrease in availability from the FHLB since December 31, 2008 resulted from the release of a portion of the blanket lien securing FHLB advances in order to pledge additional loans for future borrowings from the Federal Reserve Bank above the current lendable collateral value.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital (to Risk-Weighted Assets)
Corporation	$106,862	15.3%	$55,706	8.0%	N/A	N/A
Bank	102,376	14.8	55,290	8.0	$69,112	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	98,000	14.1	27,853	4.0	N/A	N/A
Bank	93,578	13.5	27,645	4.0	41,467	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	98,000	11.2	35,024	4.0	N/A	N/A
Bank	93,578	10.7	34,918	4.0	43,647	5.0

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Corporation	$83,836	12.3%	$54,500	8.0%	N/A	N/A
Bank	81,174	12.0	54,109	8.0	$67,637	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	73,575	10.8	27,250	4.0	N/A	N/A
Bank	72,579	10.7	27,055	4.0	40,582	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	73,575	8.9	33,263	4.0	N/A	N/A
Bank	72,579	8.7	33,217	4.0	41,521	5.0

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to Treasury 20,000 shares of the Corporation’s Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation’s Common Stock, for a total price of $20.0 million. The Series A Preferred Stock has been treated as Tier 1 capital for regulatory capital adequacy determination purposes as of June 30, 2009.

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

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no purchases of the Corporation’s Common Stock during 2009 as part of the board-approved authorization on July 24, 2008. As of June 30, 2009, there were 99,000 shares that could still be purchased under the program, which expired in July 2009. However, in connection with the Corporation’s sale to Treasury of its Series A Preferred Stock and Warrant under the Capital Purchase Program, as previously described, there are limitations on the Corporation’s ability to purchase Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to such time, the Corporation generally may not purchase any Common Stock without the consent of the Treasury.

As noted earlier, the purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the Corporation’s payment of dividends or distributions on the Common Stock (including the payment of cash dividends in excess of the amount per share of the Corporation’s last quarterly cash dividend declared before October 14, 2008, which was 31 cents per share) until the earlier of January 9, 2012 or such time as Treasury no longer owns any Series A Preferred Stock acquired through the Capital Purchase Program. In addition, as is typical with cumulative preferred stocks, dividend payments on the Series A Preferred Stock must be paid before dividends can be paid on junior shares, such as the Corporation’s Common Stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 21, 2009. A quorum of shareholders was present, consisting of a total of 2,568,821 shares. At the Annual Meeting, the shareholders elected Larry G. Dillon, James H. Hudson III and C. Elis Olsson as Class I directors to serve on the board of directors until the 2012 Annual Meeting of Shareholders. The following Class II and Class III directors whose terms expire in 2010 and 2011, respectively, continued in office: Class II - Audrey D. Holmes, Joshua H. Lawson, Paul C. Robinson; Class III - J.P. Causey Jr., Barry R. Chernack and William E. O’Connell Jr. The vote on Class I director elections was as follows:

	FOR	WITHHELD
Larry G. Dillon	2,309,822	258,999
James H. Hudson III	2,279,063	289,758
C. Elis Olsson	2,483,073	85,748

At the Annual Meeting, the shareholders also approved, in an advisory vote, the compensation of the Corporation’s named executive officers. The advisory vote results were as follows:

FOR	AGAINST	ABSTAIN
2,193,357	194,782	180,682

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation establishing Series A Preferred Stock, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION (Registrant)

Date	August 5, 2009	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date	August 5, 2009	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)