Form 10-Q
period 2009-09-30
C & F FINANCIAL CORP
filed 2009-11-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 3, 2009, the latest practicable date for determination, 3,047,241 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$5,402	$9,727
Interest-earning deposits in other banks	1,800	161

Total cash and cash equivalents	7,202	9,888
Securities-available for sale at fair value, amortized cost of $115,919 and $100,778, respectively	119,774	100,603
Loans held for sale, net	48,763	37,042
Loans, net of allowance for loan losses of $22,916 and $19,806, respectively	617,573	633,017
Federal Home Loan Bank stock	3,887	5,284
Corporate premises and equipment, net	29,882	31,131
Other real estate owned	12,835	1,967
Accrued interest receivable	5,185	5,096
Goodwill	10,724	10,724
Other assets	19,111	20,905

Total assets	$874,936	$855,657

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$87,647	$77,634
Savings and interest-bearing demand deposits	185,280	204,193
Time deposits	302,478	268,898

Total deposits	575,405	550,725
Short-term borrowings	43,001	56,024
Long-term borrowings	128,712	142,816
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,637	1,921
Other liabilities	16,022	18,694

Total liabilities	785,397	790,800

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 and 0 issued and outstanding, respectively)	20	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,045,741 and 3,037,441 shares issued and outstanding, respectively)	2,994	2,992
Additional paid-in capital	20,719	551
Retained earnings	64,111	62,361
Warrant to purchase common stock	792	—
Discount on preferred stock	(691)	—
Accumulated other comprehensive income (loss), net	1,594	(1,047)

Total shareholders’ equity	89,539	64,857

Total liabilities and shareholders’ equity	$874,936	$855,657

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$15,380	$15,325	$44,598	$45,068
Interest on money market investments	1	6	1	25
Interest and dividends on securities
U.S. government agencies and corporations	96	154	325	374
Tax-exempt obligations of states and political subdivisions	1,086	769	3,095	2,308
Other	62	132	168	423

Total interest income	16,625	16,386	48,187	48,198

Interest expense
Savings and interest-bearing deposits	363	644	1,372	2,046
Certificates of deposit, $100 or more	841	998	2,609	3,099
Other time deposits	1,272	1,598	4,025	5,069
Borrowings	993	1,759	3,075	5,172
Trust preferred capital notes	258	320	819	994

Total interest expense	3,727	5,319	11,900	16,380

Net interest income	12,898	11,067	36,287	31,818

Provision for loan losses	4,363	3,145	12,863	8,717

Net interest income after provision for loan losses	8,535	7,922	23,424	23,101

Noninterest income
Gains on sales of loans	5,464	4,524	19,381	12,915
Service charges on deposit accounts	866	1,022	2,452	2,939
Other service charges and fees	1,246	959	3,846	2,826
Gains (losses) on calls and sales of available for sale securities	(22)	168	8	221
Other-than-temporary impairment of available for sale securities	—	(1,522)	—	(1,522)
Other income	1,006	672	2,072	1,694

Total noninterest income	8,560	5,823	27,759	19,073

Noninterest expenses
Salaries and employee benefits	8,357	7,823	26,668	23,031
Occupancy expenses	1,418	1,466	4,345	4,553
Other expenses	4,946	3,523	13,499	10,004

Total noninterest expenses	14,721	12,812	44,512	37,588

Income before income taxes	2,374	933	6,671	4,586
Income tax expense	716	634	1,755	1,442

Net income	1,658	299	4,916	3,144
Effective dividends on preferred stock	291	—	839	—

Net income available to common shareholders	$1,367	$299	$4,077	$3,144

Per common share data
Net income – basic	$0.45	$0.10	$1.34	$1.04
Net income – assuming dilution	$0.45	$0.10	$1.34	$1.03
Cash dividends declared	$0.25	$0.31	$0.81	$0.93
Weighted average number of shares – basic	3,044,110	3,030,972	3,041,706	3,026,400
Weighted average number of shares – assuming dilution	3,047,263	3,048,760	3,042,757	3,065,891

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2008	$—	$2,992	$551		$62,361	$—	$—	$(1,047)	$64,857
Comprehensive income:
Net income				$4,916	4,916				4,916
Other comprehensive income, net of tax:
Changes in defined benefit plan assets and benefit obligations, net of tax				21				21	21
Unrealized holding gains on securities, net of reclassification adjustment				2,620				2,620	2,620

Comprehensive income				$7,557

Issuance of preferred stock	20		19,894			792	(792)		19,914
Amortization of preferred stock discount					(101)		101		—
Stock options exercised		2	32						34
Share-based compensation			242						242
Cash dividends:
Preferred stock paid					(600)				(600)
Common stock declared					(2,465)				(2,465)

September 30, 2009	$20	$2,994	$20,719		$64,111	$792	$(691)	$1,594	$89,539

Disclosure of Reclassification Amount:
Unrealized net holding gains arising during period, net of tax				$2,625
Less: reclassification adjustment for net gains included in net income, net of tax				5

Unrealized holding gains on securities, net of reclassification adjustment				$2,620

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2007	$2,979	$—		$62,048	$197	$65,224

Comprehensive income:
Net income			$3,144	3,144		3,144
Other comprehensive income, net of tax:
Changes in defined benefit plan assets and benefit obligations, net of tax			1		1	1
Unrealized holding losses on securities, net of reclassification adjustment			(1,611)		(1,611)	(1,611)

Comprehensive income			$1,534

Purchase of common stock	(2)	(38)				(40)

Stock options exercised	14	252				266

Share-based compensation		215				215

Cash dividends declared				(2,814)		(2,814)

September 30, 2008	$2,991	$429		$62,378	$(1,413)	$64,385

Disclosure of Reclassification Amount:

Unrealized net holding losses arising during period, net of tax			$(2,987)
Less: reclassification adjustment for net losses included in net income, net of tax			(1,376)

Unrealized holding losses on securities, net of reclassification adjustment			$(1,611)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$4,916	$3,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,588	1,836
Provision for loan losses	12,863	8,717
Provision for other real estate owned losses	1,413	141
Share-based compensation	242	215
Amortization of prepaid pension transition costs	21	1
Accretion of discounts and amortization of premiums on investment securities, net	111	60
Net realized gains on calls and sales of securities	(8)	(221)
Net (gains) losses on sales of other real estate owned	(18)	8
Other-than-temporary impairment of securities	—	1,522
Proceeds from sales of loans	855,231	583,978
Origination of loans held for sale	(866,952)	(590,168)
Gain on sales of corporate premises and equipment	(21)	(16)
Change in other assets and liabilities:
Accrued interest receivable	(89)	170
Other assets	384	3,141
Accrued interest payable	(284)	21
Other liabilities	(2,672)	(713)

Net cash provided by operating activities	6,725	11,836

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	18,542	16,120
Purchases of securities available for sale	(33,786)	(26,261)
Net redemptions of Federal Home Loan Bank stock	1,397	376
Net increase in customer loans	(10,528)	(63,203)
Proceeds from sales of other real estate owned	846	217
Purchases of corporate premises and equipment	(387)	(401)
Disposals of corporate premises and equipment	69	85

Net cash used in investing activities	(23,847)	(73,067)

Financing activities:
Net (decrease) increase in demand, interest-bearing demand and savings deposits	(8,900)	12,874
Net increase in time deposits	33,580	11,413
Net (decrease) increase in borrowings	(27,127)	38,122
Purchase of common stock	—	(40)
Proceeds from exercise of stock options	34	266
Net proceeds from issuance of preferred stock	19,914	—
Cash dividends	(3,065)	(2,814)

Net cash provided by financing activities	14,436	59,821

Net decrease in cash and cash equivalents	(2,686)	(1,410)
Cash and cash equivalents at beginning of period	9,888	12,263

Cash and cash equivalents at end of period	$7,202	$10,853

Supplemental disclosure
Interest paid	$12,184	$16,358
Income taxes paid	2,286	2,255
Supplemental disclosure of noncash investing activities and financing activities
Unrealized gains (losses) on securities available for sale	$4,030	$(2,479)
Loans transferred to other real estate owned	13,109	2,961

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

In the opinion of C&F Financial Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Share-Based Compensation: Compensation expense for the third quarter and first nine months of 2009 included $82,000 ($51,000 after tax) and $242,000 ($150,000 after tax), respectively, for restricted stock granted during 2006 through 2009. Compensation expense for the third quarter and first nine months of 2008 included $59,000 ($37,000 after tax) and $215,000 ($133,000 after tax), respectively, for options and restricted stock granted during 2006 through 2008. As of September 30, 2009, there was $876,000 of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity for the nine months ended September 30, 2009 is summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding, January 1, 2009	455,017	$32.71	5.1	$—
Exercised	(2,000)	17.00
Expired	(7,500)	19.00

Options exercisable at September 30, 2009	445,517	$33.01	4.5	$35

*	Weighted average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the payment of dividends or distributions on the Common Stock (including the payment of cash dividends in excess of the amount per share of the Corporation’s last quarterly cash dividend declared before October 14, 2008, which was 31 cents per share) and on the Corporation’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Corporation to certain of the executive compensation limitations included in the EESA, as amended by the ARRA, until such time as Treasury no longer owns any Series A Preferred Stock acquired through the Capital Purchase Program. Accordingly, the Corporation purchased no shares of Common Stock during the first nine months of 2009. During the first nine months of 2008, the Corporation purchased 1,600 shares of Common Stock in open-market transactions at prices from $20.49 to $31.06 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3

The components of the Corporation’s earnings per common share (“EPS”) calculations for the three and nine months ended September 30, 2009 and 2008 are as follows:

(in 000’s, except for share amounts)	Three Months Ended September 30,
	2009	2008
Net income	$1,658	$299
Accumulated dividends on Series A Preferred Stock	(255)	—
Amortization of Series A Preferred Stock discount	(36)	—

Net income available to common shareholders	$1,367	$299

Weighted average number of common shares used in earnings per common share—basic	3,044,110	3,030,972
Effect of dilutive securities:
Stock option awards	3,153	17,788

Weighted average number of common shares used in earnings per common share—assuming dilution	3,047,263	3,048,760

(in 000’s, except for share amounts)	Nine Months Ended September 30,
	2009	2008
Net income	$4,916	$3,144
Accumulated dividends on Series A Preferred Stock	(738)	—
Amortization of Series A Preferred Stock discount	(101)	—

Net income available to common shareholders	$4,077	$3,144

Weighted average number of common shares used in earnings per common share—basic	3,041,706	3,026,400
Effect of dilutive securities:
Stock option awards	1,051	39,491

Weighted average number of common shares used in earnings per common share—assuming dilution	3,042,757	3,065,891

In June 2008, the Financial Accounting Standards Board (“FASB”) concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. The transition guidance requires an entity to retroactively adjust all prior-period EPS computations, including EPS computations included in interim financial statements. The Corporation adopted the two-class method of computing basic and diluted EPS effective January 1, 2009, and has applied it to its EPS calculations for the three and nine months ended September 30, 2009 and 2008 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. The retroactive adjustments made to the EPS computations resulted in no change in basic and diluted EPS for the three months ended September 30, 2008 and reductions of $0.01 in both basic and diluted EPS for the nine months ended September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

EPS, assuming dilution, has been calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the applicable periods. Potentially-dilutive common stock had no effect on net income available to common shareholders.

Note 4

Debt and equity securities are summarized as follows:

(in 000’s)	September 30, 2009
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$9,139	$82	$(23)	$9,198
Mortgage-backed securities	2,956	90	—	3,046
Obligations of states and political subdivisions	102,450	3,746	(101)	106,095
Preferred stock	1,374	105	(44)	1,435

	$115,919	$4,023	$(168)	$119,774

(in 000’s)	December 31, 2008
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$11,108	$59	$(5)	$11,162
Mortgage-backed securities	2,264	54	—	2,318
Obligations of states and political subdivisions	85,842	858	(1,189)	85,511
Preferred stock	1,564	146	(98)	1,612

	$100,778	$1,117	$(1,292)	$100,603

The amortized cost and estimated fair value of securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(in 000’s)	September 30, 2009
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,526	$11,602
Due after one year through five years	29,296	29,905
Due after five years through ten years	43,487	45,319
Due after ten years	30,236	31,513
Preferred stock	1,374	1,435

	$115,919	$119,774

Proceeds from the maturities, calls and sales of securities available for sale for the first nine months of 2009 were $18.5 million, resulting in gross realized gains of $33,000 and gross realized losses of $25,000. Securities with an aggregate amortized cost of $40.0 million and an aggregate fair value of $41.0 million were pledged at September 30, 2009 to secure public deposits, repurchase agreements, Federal Reserve Bank treasury, tax and loan deposits, and borrowings from the Federal Reserve Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Securities in an unrealized loss position at September 30, 2009, by duration of the period of the unrealized loss, are shown below.

(in 000’s)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$1,494	$23	$—	$—	$1,494	$23
Obligations of states and political subdivisions	1,361	41	3,446	60	4,807	101

Subtotal-debt securities	2,855	64	3,446	60	6,301	124

Preferred stock	610	44	—	—	610	44

Total temporarily impaired securities	$3,465	$108	$3,446	$60	$6,911	$168

There are 20 debt securities and three equity securities totaling $6.3 million and $610,000, respectively, in a loss position at September 30, 2009. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Because the Corporation intends to hold these investments to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2009 and no impairment has been recognized. In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (Accounting Standards Codification (“ASC”) 320 Investments – Debt and Equity Securities), which amends other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It became effective for interim and annual periods ending after June 15, 2009 and its adoption did not have a material effect on the Corporation’s consolidated financial statements.

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

The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.9 million at September 30, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2009 and no impairment has been recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(in 000’s)	Three Months Ended September 30,
	2009	2008
Service cost	$126	$209
Interest cost	93	110
Expected return on plan assets	(103)	(144)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	(17)	1
Amortization of net loss	29	—

Net periodic benefit cost	$127	$175

(in 000’s)	Nine Months Ended September 30,
	2009	2008
Service cost	$378	$627
Interest cost	279	330
Expected return on plan assets	(309)	(432)
Amortization of net obligation at transition	(3)	(3)
Amortization of prior service cost	(51)	3
Amortization of net loss	87	—

Net periodic benefit cost	$381	$525

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three Months Ended September 30, 2009
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,589	$546	$8,259	$61	$(830)	$16,625
Gains on sales of loans	—	5,464	—	—	—	5,464
Other	1,578	1,162	143	213	—	3,096

Total operating income	10,167	7,172	8,402	274	(830)	25,185

Expenses:
Interest expense	3,037	40	1,219	269	(838)	3,727
Provision for loan losses	1,400	63	2,900	—	—	4,363
Personnel expenses	3,546	3,309	1,307	195	—	8,357
Other	3,273	2,390	631	70	—	6,364

Total operating expenses	11,256	5,802	6,057	534	(838)	22,811

Income (loss) before income taxes	(1,089)	1,370	2,345	(260)	8	2,374
Provision for (benefit from) income taxes	(742)	615	945	(105)	3	716

Net income (loss)	$(347)	$755	$1,400	$(155)	$5	$1,658

Total assets	$746,044	$55,214	$188,175	$2,465	$(116,962)	$874,936
Capital expenditures	$97	$70	$11	$—	$—	$178

Three Months Ended September 30, 2008
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$9,228	$510	$7,406	$45	$(803)	$16,386
Gains on sales of loans	—	4,539	—	—	(15)	4,524
Other	1,859	543	104	(1,207)	—	1,299

Total operating income	11,087	5,592	7,510	(1,162)	(818)	22,209

Expenses:
Interest expense	3,946	85	1,752	356	(820)	5,319
Provision for loan losses	500	75	2,570	—	—	3,145
Personnel expenses	3,509	2,903	1,195	202	14	7,823
Other	2,326	1,883	661	119	—	4,989

Total operating expenses	10,281	4,946	6,178	677	(806)	21,276

Income (loss) before income taxes	806	646	1,332	(1,839)	(12)	933
Provision for (benefit from) income taxes	19	245	506	(131)	(5)	634

Net income (loss)	$787	$401	$826	$(1,708)	$(7)	$299

Total assets	$681,350	$51,172	$179,979	$3,072	$(69,099)	$846,474
Capital expenditures	$14	$15	$—	$—	$—	$29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months Ended September 30, 2009
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$25,343	$1,954	$23,185	$198	$(2,493)	$48,187
Gains on sales of loans	—	19,381	—	—	—	19,381
Other	4,276	2,910	368	824	—	8,378

Total operating income	29,619	24,245	23,553	1,022	(2,493)	75,946

Expenses:
Interest expense	9,705	203	3,647	864	(2,519)	11,900
Provision for loan losses	3,500	563	8,800	—	—	12,863
Personnel expenses	10,325	12,072	3,781	490	—	26,668
Other	8,773	6,669	2,067	335	—	17,844

Total operating expenses	32,303	19,507	18,295	1,689	(2,519)	69,275

Income (loss) before income taxes	(2,684)	4,738	5,258	(667)	26	6,671
Provision for (benefit from) income taxes	(2,029)	1,992	2,055	(272)	9	1,755

Net income (loss)	$(655)	$2,746	$3,203	$(395)	$17	$4,916

Total assets	$746,044	$55,214	$188,175	$2,465	$(116,962)	$874,936
Capital expenditures	$132	$235	$19	$1	$—	$387

Nine Months Ended September 30, 2008
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$27,366	$1,571	$21,532	$166	$(2,437)	$48,198
Gains on sales of loans	—	12,935	—	—	(20)	12,915
Other	4,650	1,647	358	(497)	—	6,158

Total operating income	32,016	16,153	21,890	(331)	(2,457)	67,271

Expenses:
Interest expense	12,070	319	5,370	1,113	(2,492)	16,380
Provision for loan losses	1,160	587	6,970	—	—	8,717
Personnel expenses	10,697	8,086	3,573	641	34	23,031
Other	6,896	5,324	2,006	331	—	14,557

Total operating expenses	30,823	14,316	17,919	2,085	(2,458)	62,685

Income (loss) before income taxes	1,193	1,837	3,971	(2,416)	1	4,586
Provision for (benefit from) income taxes	(382)	698	1,509	(383)	—	1,442

Net income (loss)	$1,575	$1,139	$2,462	$(2,033)	$1	$3,144

Total assets	$681,350	$51,172	$179,979	$3,072	$(69,099)	$846,474
Capital expenditures	$153	$215	$33	$—	$—	$401

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 7

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (ASC 820 – Fair Value Measurements and Disclosures), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Corporation adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820 – Fair Value Measurements and Disclosures), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 became effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material effect on the Corporation’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents the balances of financial assets measured at fair value on a recurring basis at September 30, 2009. There were no liabilities measured at fair value on a recurring basis at September 30, 2009.

(in 000’s)	Fair Value Measurements at September 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Securities available for sale	$—	$119,774	$—	$119,774

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

Loans Held for Sale: Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not generally materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended September 30, 2009.

Impaired Loans: SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (ASC 310— Receivables), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). No nonrecurring fair value adjustments were recorded on impaired loans during the three months ended September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Real Estate Owned: Other real estate owned (“OREO”) is measured at fair value based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.

The following table summarizes the Corporation’s financial assets that were measured at fair value on a nonrecurring basis during the three months ended September 30, 2009:

(in 000’s)	Fair Value Measurements at September 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
OREO	$—	$12,722	$—	$12,722

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825 – Financial Instruments and ASC 270 – Interim Reporting), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies for interim periods ending after June 15, 2009. The Corporation’s disclosures are presented below. The following describes the valuation techniques used by the Corporation to measure certain financial assets and financial liabilities not previously described elsewhere in this note that are not recorded at fair value on a recurring basis in the financial statements:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2009		December 31, 2008
(in 000’s)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$7,202	$7,202	$9,888	$9,888
Securities	119,774	119,774	100,603	100,603
Net loans	617,573	614,577	633,017	634,928
Loans held for sale, net	48,763	50,302	37,042	37,904
Accrued interest receivable	5,185	5,185	5,096	5,096
Financial liabilities:
Demand deposits	272,927	259,968	281,827	272,164
Time deposits	302,478	307,419	268,898	272,340
Borrowings	192,333	186,570	219,460	210,640
Accrued interest payable	1,637	1,637	1,921	1,921

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

Note 8

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (ASC 805 – Business Combinations), which significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) established principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) became effective for acquisition dates on or after the beginning of an entity’s first year that began after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (ASC 805 – Business Combinations), which amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies did not have a material effect on the Corporation’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855 – Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (ASC 860 – Transfers and Servicing), which provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Corporation does not expect the adoption of SFAS 166 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810 – Consolidation), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Corporation does not expect the adoption of SFAS 166 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 (ASC 105 – Generally Accepted Accounting Principles), which establishes the FASB Accounting Standards Codification (“Codification”), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material effect on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance of other Financing (ASC 470 – Debt), which clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

No. 09-1 became effective for arrangements entered into on or after June 15, 2009 and early adoption was prohibited. The adoption of EITF Issue No. 09-1 did not have a material effect on the Corporation’s consolidated financial statements.

In June 2009, the SEC issued SAB No. 112, which revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The implementation of SAB 112 did not have a material effect on the Corporation’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value. ASU 2009-05 amended Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, and provided clarification for the fair value measurement of liabilities. ASU 2009-05 became effective for the first reporting period, including interim periods, beginning after issuance. The adoption of ASU 2009-05 did not have a material effect on the Corporation’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Corporation does not expect the adoption of ASU 2009-12 to have a material effect on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Corporation does not expect the adoption of ASU 2009-15 to have a material effect on its consolidated financial statements.

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

These risks are exacerbated by the turbulence during 2008 and 2009 in significant portions of the global financial markets, which if it worsens, could impact the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy generally. During 2008 and thus far in 2009, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital for other funding for liquidity and business purposes.

Although the Corporation currently has diverse sources of liquidity and its capital ratios exceed the minimum levels required for well-capitalized status, the Corporation issued and sold its Series A Preferred Stock and Warrant for a $20.0 million investment from Treasury under the Capital Purchase Program on January 9, 2009. The Corporation also elected to participate in the FDIC Temporary Liquidity Guarantee Progam; however, the Corporation currently has no unsecured borrowings to which this program applies. The Bank is participating in the FDIC Transaction Account Guarantee Program, under which all noninterest-bearing transaction accounts (as defined within the program) are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010.

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

Further, there can be no assurance that the actions taken by the federal government and regulatory agencies will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect the Corporation’s business and financial performance.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment using a two-step process that begins with an estimation of the fair value of the reporting unit. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance Company in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2008 and determined there was no impairment to be recognized in 2008. The annual test for impairment for 2009 will be completed in the fourth quarter of 2009. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

Retirement Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

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

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. We track three primary performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (“ROA”), (ii) return on average common equity (“ROE”) and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business segments: Retail Banking, Mortgage Banking and Consumer Finance. We also manage our capital through growth, dividends, and historically, stock purchases.

Financial Performance Measures. Net income for the Corporation was $1.7 million for the third quarter of 2009, compared with $299,000 for the third quarter of 2008 ($1.8 million, adjusted to exclude the impairment charge taken in the third quarter of 2008 related to the Corporation’s investments in perpetual preferred stock of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”)). Net income available to common shareholders for the third quarter of 2009 was $1.4 million, or 45 cents per common share assuming dilution, compared with $299,000, or 10 cents per common share assuming dilution, ($1.8 million, or 60 cents per common share assuming dilution, adjusted to exclude the effect of the impairment charge) for the third quarter of 2008. The Corporation’s net income was $4.9 million for the first nine months of 2009, compared with $3.1 million for the first nine months of 2008 ($4.7 million, adjusted to exclude the effect of the impairment charge). Net income available to common shareholders for the first nine months of 2009 was $4.1 million, or $1.34 per common share assuming dilution, compared with $3.1 million, or $1.03 per common share assuming dilution ($4.7 million, or $1.52 per common share assuming dilution, adjusted to exclude the effect of the impairment charge), for the first nine months of 2008 The difference between reported net income and net income available to common shareholders in 2009 is a result of the Series A Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the Capital Purchase Program. The Series A Preferred Stock and Warrant were issued in the first quarter of 2009 and, therefore, did not affect net income available to common shareholders for 2008. Financial results for the third quarter and first nine months of 2009 were affected by the positive effects of the lower interest rate environment on loan production at our Mortgage Banking segment and on the net interest margin at our Consumer Finance segment. The favorable performance of these segments in 2009 offset the quarterly and year-to-date 2009 losses at our Retail Banking segment, which principally resulted from the effect of nonperforming loans on interest income, lower overdraft charges on deposit accounts, higher expenses associated with nonaccrual loans and foreclosed properties for which loan loss provisions or write downs to fair market value were necessary, and higher assessments for FDIC deposit insurance, including the special assessment recognized in the second quarter of 2009 to help replenish the Deposit Insurance Fund.

For the third quarter of 2009, the Corporation’s ROE and ROA, on an annualized basis, were 8.14 percent and 0.63 percent, respectively, compared to 1.82 percent and 0.14 percent (11.07 percent and 0.87 percent, adjusted to exclude the effect of the impairment charge) for the third quarter of 2008. For the first nine months of 2009, the Corporation’s ROE and ROA, on an annualized basis, were 8.21 percent and 0.62 percent, respectively, compared to 6.38 percent and 0.52 percent (9.47 percent and 0.77 percent, adjusted to exclude the effect of the impairment charge) for the first nine months of 2008. In 2009, these ratios reflect the effects of Series A Preferred Stock dividends and amortization of the Warrant on net income available to common shareholders, as well as asset growth since the end of the third quarter of 2008.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment, which consists of the Bank, reported a net loss of $347,000 for the third quarter of 2009, compared to net income of $787,000 for the third quarter of 2008. The Bank’s net loss was $655,000 for the first nine months of 2009, compared to net income of $1.6 million for the first nine months of 2008. The decline in 2009 earnings included the effects of (1) margin compression and competition for loans and deposits on net interest income, (2) a higher provision for loan losses attributable to the continued slow down in the economy and an increase in nonperforming assets, (3) lower overdraft charges on deposit accounts, (4) higher assessments for deposit insurance resulting from the FDIC’s special assessment in the second quarter of 2009 to help restore the Deposit Insurance Fund, coupled with the effects of its amended risk-based assessment system and (5) higher nonaccrual loan and foreclosed properties expenses primarily resulting from the work-out of several commercial relationships. The Bank’s net interest margin began compressing as a result of the combination of rapidly declining short-term interest rates and increased competition for deposits during 2008. With interest rates stabilizing more recently, deposit repricing in the lower interest rate environment and the implementation of interest rate floors on adjustable rate loans at the Bank upon origination or renewal have begun to mitigate the effects of the lower interest rate environment, and margins at the Bank have begun to improve and rebound from their lows.

General economic trends, particularly the economic recession that we are experiencing in the Bank’s markets, can affect the quality of the loan portfolio and, therefore, our provision for loan losses, as well as the level of our nonperforming assets. Managing the risks inherent in our loan portfolio and expenses associated with nonperforming assets will influence the Bank’s performance during the remainder of 2009 and in future periods. In addition, increases in FDIC insurance premiums, if any, and special assessments will continue to affect the Bank’s noninterest expenses in future periods.

Mortgage Banking: Third quarter net income for the Mortgage Banking segment, which consists of C&F Mortgage Corporation (the “Mortgage Company”), was $755,000 in 2009, compared to $401,000 in the third quarter of 2008. Net income for the first nine months of 2009 was $2.8 million, compared to $1.1 million for the first nine months of 2008. Earnings in 2009 included the effects of lower interest rates on loan origination volume, which increased 8.4 percent and 46.9 percent for the third quarter and first nine months of 2009, respectively. For the third quarter of 2009, the amount of loan originations at the Mortgage Company for refinancings was $51.5 million compared to $37.6 million for the third quarter of 2008. Loan originations for home purchases for these two periods were $163.1 million and $160.4 million, respectively. For the first nine months of 2009, the amount of loan originations at the Mortgage Company for refinancings was $442.9 million compared to $155.3 million for the first nine months of 2008. Loan originations for home purchases for these two time periods were $424.0 million and $434.9 million, respectively. Higher loan production in 2009 resulted in gains on sales of loans of $5.5 million and $19.4 million for the three months and nine months ended September 30, 2009, respectively, compared to $4.5 million and $12.9 million for the three months and nine months ended September 30, 2008, respectively. This increase in revenue was offset in part by (1) increases of $224,000 and $1.1 million in the combined provisions for indemnification and foreclosed property losses in the third quarter and first nine months of 2009, respectively, and (2) increases of $406,000 and $4.0 million in personnel costs in the third quarter and first nine months of 2009, respectively, resulting principally from higher variable compensation associated with the increase in loan production and net income. The increases in the provisions for indemnification and foreclosed property losses resulted from increased nonperforming loans due to recourse resulting from borrower fraud and the continued deterioration of the U.S. economy, especially in the housing markets, together with higher unemployment. While we mitigate the risk of loan repurchase and indemnification liability by underwriting to the purchasers’ guidelines, we cannot eliminate the possibility that a prolonged period of payment defaults and foreclosures will result in an increase in requests for repurchases or indemnifications and the need for additional indemnification and foreclosed property loss provisions in the future.

Consumer Finance: Third quarter net income for the Consumer Finance segment, which consists of C&F Finance Company (the “Finance Company”), was $1.4 million in 2009, compared to $826,000 in 2008. Net income was $3.2 million for the first nine months of 2009, compared to $2.5 million for the first nine months of 2008. The Finance Company has benefited from growth in average consumer finance loans outstanding since the end of the third quarter of 2008, as well as the decline in its costs of borrowings throughout 2009 compared to 2008. Its fixed-rate loan portfolio is partially funded by a variable-rate line of credit indexed to LIBOR, which has resulted in an increase in its net interest margin during 2009 as short term interest rates fell throughout 2008. However, the Finance Company has experienced higher loan charge-offs in 2009 compared to 2008, which, in combination with loan growth, has resulted in increases in the provision for loan losses of $330,000 in the third quarter of 2009 and $1.8 million in the first nine months of 2009, compared to the same periods in 2008. We expect the ongoing effects of the economic recession will result in more delinquencies and repossessions at the Finance Company. Depending on the severity of any further downturn in the economy, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans could result. This could weaken collateral coverage and increase the amount of loss in the event of default.

Capital Management. Total shareholders’ equity increased $24.7 million to $89.5 million at September 30, 2009, compared to $64.9 million at December 31, 2008. This increase primarily occurred in connection with the Corporation’s participation in the Treasury’s Capital Purchase Program, as previously described. One means by which we manage our capital is through dividends. The Corporation maintained its quarterly dividend for the third quarter of 2009 at 25 cents per common share, which resulted in a common dividend payout ratio of 56 percent based on net income available to common shareholders for the third quarter of 2009. The board of directors will continue to evaluate the Corporation’s dividends in light of changes in economic conditions, the Corporation’s capital levels and its future levels of earnings. Another means by which we historically have managed our capital is through purchases of the Corporation’s Common Stock. However, as a participant in the Capital Purchase Program there are limitations on the Corporation’s ability to repurchase Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Corporation’s Series A Preferred Stock.

RESULTS OF OPERATIONS

Net Interest Income

Selected Average Balance Sheet Data and Net Interest Margin (in 000’s)
	Three Months Ended
	September 30, 2009		September 30, 2008
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$117,678	6.16%	$94,282	6.23%
Loans, net	683,167	9.01	683,652	8.98
Interest-earning deposits in other banks	2,345	0.22	673	1.76
Federal funds sold	—	—	696	1.77

Total earning assets	$803,190	8.57%	$779,303	8.63%

Time and savings deposits	$488,761	2.03%	$463,413	2.80%
Borrowings	182,432	2.74	206,402	4.03

Total interest-bearing liabilities	$671,193	2.22%	$669,815	3.18%

Net interest margin		6.71%		5.90%

(in 000’s)
	Nine Months Ended
	September 30, 2009		September 30, 2008
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Securities	$112,507	6.17%	$91,482	6.35%
Loans, net	701,542	8.48	658,577	9.13
Interest-earnings deposits in other banks	1,097	0.17	770	2.47
Federal funds sold	—	—	636	2.24

Total earning assets	$815,146	8.15%	$751,465	8.78%

Time and savings deposits	$486,577	2.19%	$457,684	2.98%
Borrowings	196,266	2.65	188,960	4.35

Total interest-bearing liabilities	$682,843	2.32%	$646,644	3.38%

Net interest margin		6.21%		5.88%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the changes in the components of net interest income on a taxable-equivalent basis from the third quarter of 2008 to the third quarter of 2009 and from the first nine months of 2008 to the first nine months 2009. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

	From the Third Quarter of 2008 to the Third Quarter of 2009
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(52)	$395	$343
Loans	66	(11)	55
Interest-bearing deposits in other banks and federal funds sold	(5)	—	(5)

Total interest income	9	384	393

Interest expense:
Time and savings deposits	(1,008)	244	(764)
Borrowings	(607)	(221)	(828)

Total interest expense	(1,615)	23	(1592)

Change in net interest income	$1,624	$361	$1985

	From the First Nine Months of 2008 to the First Nine Months of 2009
	Increase(Decrease) Due to Changes in		Total Increase (Decrease)
(in 000’s)	Rate	Volume
Interest income:
Securities	$(186)	$1,039	$853
Loans	(3,317)	2,843	(474)
Interest-bearing deposits in other banks and federal funds sold	(17)	(7)	(24)

Total interest income	(3,520)	3,875	355

Interest expense:
Time and savings deposits	(3,002)	794	(2,208)
Borrowings	(2,502)	230	(2,272)

Total interest expense	(5,504)	1,024	(4,480)

Change in net interest income	$1,984	$2,851	$4,835

Net interest income, on a taxable-equivalent basis, for the third quarter of 2009 was $13.5 million, compared to $11.5 million for the third quarter of 2008. Net interest income, on a taxable-equivalent basis, for the first nine months of 2009 was $38.0 million, compared to $33.1 million for the first nine months of 2008. The higher net interest income resulted from increases of 3.1 percent and 8.5 percent in the average balance of interest-earning assets for the third quarter and first nine months of 2009, respectively, compared with the same periods in 2008, coupled with increases of 81 basis points and 33 basis points in the net interest margin for the third quarter and first nine months of 2009, respectively, compared with the same periods in 2008. The increase in the net interest margin occurred primarily at the Finance Company because its fixed-rate loan portfolio is partially funded by a variable-rate line of credit indexed to LIBOR, which has been significantly lower throughout 2009. The Bank’s net interest margin began compressing as a result of the combination of rapidly declining short-term interest rates and increased competition for deposits during 2008. With interest rates stabilizing more recently, deposit repricing in the lower interest rate environment and the implementation of interest rate floors on adjustable rate loans at the Bank upon origination or renewal have begun to mitigate the effects of the lower interest rate environment, and margins at the Bank have begun to improve and rebound from their lows.

Average loans held for investment decreased $12.8 million in the third quarter of 2009, while increasing $17.9 million in the first nine months of 2009, compared to the same periods in 2008. The Retail Banking segment’s average loan portfolio decreased $18.0 million in the third quarter of 2009, compared to the same period in 2008, primarily as a result of transfers to foreclosed properties. However, the Retail Banking segment’s average loan portfolio increased $11.3 million in the first nine months of 2009, compared to the same periods in 2008, primarily as a result of residential mortgage loan growth, which was offset in part by transfers to foreclosed properties. The Consumer Finance segment’s average loan portfolio increased $7.1 million in the third quarter of 2009 and $7.9 million in the first nine months of 2009, compared to the same periods in 2008, as result of the purchase of a portfolio of seasoned loans in the Virginia market from an unrelated finance company, as well as increased production within existing markets. Average loans held for sale at the Mortgage Banking segment increased $12.3 million in the third quarter of 2009 and $25.1 million in the first nine months of 2009, compared to the same periods in 2008, as a result of higher loan demand in the lower interest rate environment in 2009. The overall yield on loans held for investment at our Retail Banking segment and loans held for sale at the Mortgage Banking segment decreased in the third quarter and first nine months of 2009 in relation to the same periods in 2008 as a result of a general decrease in interest rates. The yield on the Consumer Finance segment’s average loan portfolio increased in the third quarter and first nine months of 2009 in relation to the same periods in 2008 as a result of higher rates on loans originated in 2009 and higher loan origination fee income.

Average securities available for sale increased $23.4 million in the third quarter of 2009 and $21.0 million in the first nine months of 2009, compared to the same periods in 2008. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio. This resulted from a strategy to increase the Bank’s securities portfolio as a percentage of total assets. The lower investment portfolio yields in the third quarter and first nine months of 2009 in relation to the same periods in 2008 resulted from the current interest rate environment in which portfolio growth has occurred at lower yields, coupled with a decline in dividends on FHLB stock in 2009.

Average interest-earning deposits at other banks, primarily the Federal Reserve Bank in 2009 and the FHLB in 2008, and federal funds sold increased $976,000 in the third quarter of 2009, while decreasing $309,000 in the first nine months of 2009, compared to the same periods in 2008. Fluctuations in the average balance of these low-yielding assets occurred in response to loan demand and an increase in the securities portfolio. The lower average yield on interest-earning deposits at other banks in the third quarter and first nine months of 2009 relative to the same periods in 2008 resulted from the decline in short-term interest rates during 2008.

Average interest-bearing time and savings deposits increased $25.3 million in the third quarter of 2009 and $28.9 million in the first nine months of 2009, compared to the same periods in 2008. Growth in lower-rate retail transaction accounts resulted from our deposit strategies that emphasize retention of multi-service customer relationships. Growth in time deposits occurred in deposits of municipalities in our market areas and retail depositors who are maintaining flexibility in their investing options due to the unpredictability in the stock market. The average cost of deposits declined 77 basis points in the third quarter of 2009 and 79 basis points in the first nine months of 2009 in relation to the same periods in 2008. The lower average cost of deposits resulted from the repricing of transaction accounts as interest rates declined throughout 2008 and the more gradual repricing of time deposits to interest rates that are lower than their maturing rates.

Average borrowings decreased $24.0 million in the third quarter of 2009, while increasing $7.3 million in the first nine months of 2009, compared to the same periods in 2008. The decline in the third quarter of 2009 reflected the utilization of deposits, rather than borrowings, to fund increased production at the Mortgage Banking segment. The increase during the first nine months of 2009 was attributable to increased use of borrowings from the FHLB and the Federal Reserve Bank to fund loan growth at the Retail Banking and Consumer Finance segments and increased production at the Mortgage Banking segment of loans to be sold in the secondary market, particularly in the first half of 2009. The average cost of borrowings decreased 129 basis points in the third quarter of 2009 and 170 basis points in the first nine months of 2009 in relation to the same periods in 2008 because a portion of the Corporation’s borrowings is indexed to short-term interest rates and reprices as short-term interest rates change.

Interest rates and economic conditions will be significant factors influencing the performance of all of the Corporation’s business segments during 2009. The net interest margin may be negatively affected if nonperforming loans continue to increase and if deteriorating economic conditions result in lower-yielding loan growth. However, the continued repricing of time deposits to lower interest rates should reduce funding costs and relieve some pressure on the net interest margin, unless competition for deposits hinders a decline in rates paid for deposits.

Noninterest Income

	Three Months Ended September 30, 2009
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$5,464	$—	$—	$5,464
Service charges on deposit accounts	866	—	—	—	866
Other service charges and fees	495	749	2	—	1,246
Gains (losses) on calls and sales of available for sale securities	3	—	—	(25)	(22)
Other income	214	413	141	238	1,006

Total noninterest income	$1,578	$6,626	$143	$213	$8,560

	Three Months Ended September 30, 2008
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,539	$—	$(15)	$4,524
Service charges on deposit accounts	1,022	—	—	—	1,022
Other service charges and fees	414	542	3	—	959
Gains on calls and sales of available for sale securities	156	—	—	12	168
Impairment of Fannie Mae and Freddie Mac preferred stock	—	—	—	(1,522)	(1,522)
Other income	267	1	101	303	672

Total noninterest income	$1,859	$5,082	$104	$(1,222)	$5,823

	Nine Months Ended September 30, 2009
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$19,381	$—	$—	$19,381
Service charges on deposit accounts	2,452	—	—	—	2,452
Other service charges and fees	1,247	2,593	6	—	3,846
Gains on calls and sales of available for sale securities	33	—	—	(25)	8
Other income	544	317	362	849	2,072

Total noninterest income	$4,276	$22,291	$368	$824	$27,759

	Nine Months Ended September 30, 2008
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$12,935	$—	$(20)	$12,915
Service charges on deposit accounts	2,939	—	—	—	2,939
Other service charges and fees	1,175	1,645	6	—	2,826
Gains on calls and sales of available for sale securities	209	—	—	12	221
Impairment of Fannie Mae and Freddie Mac preferred stock	—	—	—	(1,522)	(1,522)
Other income	327	2	352	1,013	1,694

Total noninterest income	$4,650	$14,582	$358	$(517)	$19,073

Total noninterest income increased $2.7 million in the third quarter of 2009 and $8.7 million in the first nine months of 2009, compared to the same periods in 2008. These increases primarily resulted (1) at the Mortgage Banking segment in 2009 from the effect of increased loan production on gains on sale of loans and ancillary fees associated with loan originations, (2) at the Bank in 2009 from higher bank card interchange fees and a fee received in connection with a change in its debit card processor and (3) at the holding company from the $1.5 million other-than-temporary impairment in the Corporation’s holdings of perpetual preferred stock of Fannie Mae and Freddie Mac in the third quarter of 2008. These increases were offset by a lower volume of overdraft charges at the Bank as a result of economic conditions over the past year, which have caused a decrease in the use of this product.

Noninterest Expense

	Three Months Ended September 30, 2009
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,546	$3,309	$1,307	$195	$8,357
Occupancy expense	877	440	95	6	1,418
Other expenses	2,396	1,950	536	64	4,946

Total noninterest expense	$6,819	$5,699	$1,938	$265	$14,721

	Three Months Ended September 30, 2008
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,509	$2,903	$1,195	$216	$7,823
Occupancy expense	858	507	95	6	1,466
Other expenses	1,468	1,376	566	113	3,523

Total noninterest expense	$5,835	$4,786	$1,856	$335	$12,812

	Nine Months Ended September 30, 2009
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,325	$12,072	$3,781	$490	$26,668
Occupancy expense	2,656	1,359	310	20	4,345
Other expenses	6,117	5,310	1,757	315	13,499

Total noninterest expense	$19,098	$18,741	$5,848	$825	$44,512

	Nine Months Ended September 30, 2008
(in 000’s)
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,697	$8,086	$3,573	$675	$23,031
Occupancy expense	2,741	1,491	303	18	4,553
Other expenses	4,155	3,833	1,703	313	10,004

Total noninterest expense	$17,593	$13,410	$5,579	$1,006	$37,588

Total noninterest expense increased $1.9 million in the third quarter of 2009 and $6.9 million in the first nine months of 2009, compared to the same periods in 2008. The Mortgage Banking segment reported higher variable personnel and operating expenses as a result of the increase in loan production in 2009. The Retail Banking segment reported higher operating expenses arising from higher FDIC deposit insurance premiums and the special assessment in the second quarter of 2009 to help replenish the Deposit Insurance Fund, bank card processing expenses, expenses associated with loan work-outs, and foreclosed property expenses and write-downs. Increases in personnel costs and operating expenses at the Consumer Finance segment during 2009 resulted from staff additions to support loan growth and operating expenses associated with loan production.

Income Taxes

Income tax expense for the third quarter of 2009 totaled $716,000, resulting in an effective tax rate of 30.2 percent, compared to $634,000, or 68.0 percent, for the third quarter of 2008. Income tax expense during the third quarter of 2008 did not include the tax benefit associated with the other-than-temporary impairment charge in preferred stock of Fannie Mae and Freddie Mac because of its designation as a capital loss for income tax purposes. The EESA, enacted on October 3, 2008, provided tax relief to banking organizations that suffered losses on preferred holdings of Fannie Mae and Freddie Mac by changing the character of these losses from capital to ordinary for federal income tax purposes. Therefore, the Corporation did not recognize the $578,000 tax benefit of the loss until the fourth quarter of 2008, the period of enactment of the new law. Income tax expense for the first nine months of 2009 was $1.8 million, resulting in an effective tax rate of 26.3 percent, compared to $1.4 million, resulting in an effective tax rate of 31.4 percent, for the first nine months of 2008. This decrease in the effective rate in 2009 resulted from higher tax-exempt securities income resulting from growth in the Bank’s municipal bond portfolio, the effects of which were offset in part by higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

	Three Months Ended September 30, 2009
(in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$7,913	$13,619	$21,532
Provision for loan losses	1,463	2,900	4,363

	9,376	16,519	25,895

Loans charged off	(600)	(2,846)	(3,446)
Recoveries of loans previously charged off	21	446	467

Net loans charged off	(579)	(2,400)	(2,979)

Allowance, end of period	$8,797	$14,119	$22,916

	Three Months Ended September 30, 2008
(in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$5,598	$11,929	$17,527
Provision for loan losses	575	2,570	3,145

	6,173	14,499	20,672

Loans charged off	(297)	(2,706)	(3,003)
Recoveries of loans previously charged off	21	396	417

Net loans charged off	(276)	(2,310)	(2,586)

Allowance, end of period	$5,897	$12,189	$18,086

	Nine Months Ended September 30, 2009
(in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$7,198	$12,608	$19,806
Provision for loan losses	4,063	8,800	12,863

	11,261	21,408	32,669

Loans charged off	(2,538)	(8,590)	(11,128)
Recoveries of loans previously charged off	74	1,301	1,375

Net loans charged off	(2,464)	(7,289)	(9,753)

Allowance, end of period	$8,797	$14,119	$22,916

	Nine Months Ended September 30, 2008
(in 000’s)
	Retail and Mortgage Banking	Consumer Finance	Total
Allowance, beginning of period	$4,743	$11,220	$15,963
Provision for loan losses	1,747	6,970	8,717

	6,490	18,190	24,680

Loans charged off	(672)	(7,138)	(7,810)
Recoveries of loans previously charged off	79	1,137	1,216

Net loans charged off	(593)	(6,001)	(6,594)

Allowance, end of period	$5,897	$12,189	$18,086

There has been a $1.6 million increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2008, and the provision for loan losses at these combined segments increased $888,000 and $2.3 million in the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. These increases were attributable to the sustained level of nonperforming assets of the combined Retail Banking and Mortgage Banking segments as discussed below. Net charge-offs for these combined segments for the first nine months of 2009 included write downs at the Bank of three collateral-dependent commercial relationships based on an impairment analysis, which indicated that their respective carrying values exceeded the fair market value of the underlying real estate collateral. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $14.1 million since December 31, 2008, and its provision for loan losses increased $330,000 and $1.8 million in the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. The increase in the provision for loan losses was primarily attributable to higher net charge-offs in 2009 and loan growth. We believe that the current level of the allowance for loan losses at C&F Finance is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment continues to rise for the remainder of 2009 and if weakening consumer demand for automobiles results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Retail and Mortgage Banking
(in 000’s)	September 30, 2009	December 31, 2008
Nonaccrual loans*-Retail Banking	$8,232	$17,222
Nonaccrual loans*-Mortgage Banking	253	1,460
OREO**-Retail Banking	12,116	1,370
OREO**-Mortgage Banking	719	596

Total nonperforming assets	$21,320	$20,648
Accruing loans* past due for 90 days or more	$231	$3,517
Total loans*	$456,691	$480,438
Allowance for loan losses	$8,797	$7,198

Nonperforming assets to total loans* and OREO**	4.54%	4.28%
Allowance for loan losses to total loans*	1.93	1.50
Allowance for loan losses to nonaccrual loans*	103.68	38.53
* Loans exclude Consumer Finance segment loans presented below.
** OREO is recorded at its estimated fair market value less cost to sell.

Consumer Finance
(in 000’s)	September 30, 2009	December 31, 2008
Nonaccrual loans	$386	$798
Accruing loans past due for 90 days or more	—	$—
Total loans	$183,798	$172,385
Allowance for loan losses	$14,119	$12,608

Nonaccrual consumer finance loans to total consumer finance loans	0.21%	0.46%
Allowance for loan losses to total consumer finance loans	7.68	7.31

Nonperforming assets at the combined Retail Banking and Mortgage Banking segments increased to $21.3 million at September 30, 2009 and consist of $8.5 million of nonaccrual loans and $12.8 million of foreclosed properties. The largest components of the Bank’s nonaccrual loans are three commercial relationships aggregating $5.8 million, which are secured by residential real estate. The largest components of the Bank’s foreclosed properties are $12.0 million of residential properties associated with three commercial relationships, $10.7 million of which was in nonaccrual loan status as of December 31, 2008. These properties have been written down to their estimated fair market values based upon current appraisals less selling costs. Nonaccrual loans and foreclosed properties of the Mortgage Banking segment totaled $253,000 and $719,000, respectively, at September 30, 2009, and resulted primarily from loans that were repurchased from investors because of documentation issues. In addition, loans past due for 90 days or more and still accruing interest totaled $231,000 at the combined Retail and Mortgage Banking segment at September 30, 2009, and consist primarily of a small number of loans secured by real estate. We have increased our allowance as a percentage of total loans at the combined Retail and Mortgage Banking segment largely as a result of the sustained level of nonperforming loans and the continued deterioration in the economy, in particular the housing market. We may continue to make adjustments to the allowance level in the future based upon changes in our loan portfolios and general economic conditions.

Nonaccrual loans at the Consumer Finance segment have declined from $798,000 at December 31, 2008 to $386,000 at September 30, 2009. Nonetheless, the allowance for loan losses increased from $12.6 million at December 31, 2008 to $14.1 million at September 30, 2009, and the ratio of the allowance for loan losses to total consumer finance loans increased 37 basis points, as a result of our concern about general employment levels and economic conditions. The Finance Company’s loan portfolio could be immediately adversely affected by the ongoing effects of the economic recession. Increasing unemployment levels, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans could increase the level of charge-offs. We may make adjustments to our allowance level in the future based upon changes in our loan portfolio and general economic conditions.

FINANCIAL CONDITION

At September 30, 2009, the Corporation had total assets of $874.9 million compared to $855.7 million at December 31, 2008. The increase was principally a result of increases in investment securities at the Bank, loans held for investment at the Finance Company, and loans held for sale at the Mortgage Company, which were offset in part by a decline in loans held for investment at the Bank. Asset growth was primarily funded with increased deposits.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated:

(in 000’s)	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Real estate - residential mortgage	$146,470	23%	$141,341	22%
Real estate - construction	14,006	2	28,286	4
Commercial, financial and agricultural[1]	255,745	40	272,164	42
Equity lines	31,774	5	29,136	4
Consumer	8,696	1	9,511	1
Consumer - Consumer Finance	183,798	29	172,385	27

Total loans	640,489	100%	652,823	100%

Less allowance for loan losses
Retail and Mortgage Banking	(8,797)		(7,198)
Consumer Finance	(14,119)		(12,608)

Total loans, net	$617,573		$633,017

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

The decline in total loans occurred primarily in the consumer real estate-construction and commercial categories as a result of the slowdown in new residential construction, coupled with the foreclosure of residential real estate securing three commercial relationships.

Investment Securities

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated:

(in 000’s)	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$9,198	8%	$11,162	11%
Mortgage-backed securities	3,046	2	2,318	2
Obligations of states and political subdivisions	106,095	89	85,511	85

Total debt securities	118,339	99	98,991	98
Preferred stock	1,435	1	1,612	2

Total available for sale securities	$119,774	100%	$100,603	100%

Deposits

Deposits totaled $575.4 million at September 30, 2009, compared to $550.7 million at December 31, 2008, which is an increase of $24.7 million. Growth in time deposits, which increased $33.6 million, occurred in the shorter-term time deposits of municipalities in our market areas and in the no-penalty time deposits of retail depositors who are maintaining flexibility in their investing options due to the unpredictability in the stock market.

Borrowings

Borrowings totaled $171.7 million at September 30, 2009, compared to $198.8 million at December 31, 2008. This decrease was attributable to growth in deposits, which replaced borrowings as a funding source for lending activities at the Mortgage Banking segment, and the liquidity created by the sale of the Series A Preferred Stock and Warrant.

Off-Balance Sheet Arrangements

As of September 30, 2009, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

As of September 30, 2009, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

Liquid assets, which include cash and due from banks, interest-earning deposits at other banks, federal funds sold and nonpledged securities available for sale, at September 30, 2009, totaled $85.9 million. The Corporation’s funding sources consist of: (1) established federal funds lines with third-party financial institutions that had $26.6 million outstanding under lines totaling $32.0 million as of September 30, 2009, (2) a $5.0 million repurchase agreement outstanding with a third-party broker as of September 30, 2009, (3) an established line with the FHLB that had $52.5 million outstanding under a total line of $90.3 million as of September 30, 2009, (4) an established line with the Federal Reserve Bank that had $10.0 million outstanding under a total line of $79.0 million as of September 30, 2009 and (5) a revolving line of credit with a third-party bank that had $71.2 million outstanding under a total line of $120.0 million as of September 30, 2009. We have no reason to believe these arrangements will not be renewed at maturity. The decrease in availability from the FHLB since December 31, 2008 resulted from the release of a portion of the blanket lien securing FHLB advances in order to pledge additional loans for future borrowings from the Federal Reserve Bank.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital (to Risk-Weighted Assets)
Corporation	$107,593	15.7%	$54,887	8.0%	N/A	N/A
Bank	102,877	15.1	54,475	8.0	$68,094	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	98,840	14.4	27,443	4.0	N/A	N/A
Bank	94,188	13.8	27,237	4.0	40,856	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	98,840	11.5	34,342	4.0	N/A	N/A
Bank	94,188	11.0	34,189	4.0	42,736	5.0

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Corporation	$83,836	12.3%	$54,500	8.0%	N/A	N/A
Bank	81,174	12.0	54,109	8.0	$67,637	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	73,575	10.8	27,250	4.0	N/A	N/A
Bank	72,579	10.7	27,055	4.0	40,582	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	73,575	8.9	33,263	4.0	N/A	N/A
Bank	72,579	8.7	33,217	4.0	41,521	5.0

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to Treasury 20,000 shares of the Corporation’s Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation’s Common Stock, for a total price of $20.0 million. The Series A Preferred Stock has been treated as Tier 1 capital for regulatory capital adequacy determination purposes as of September 30, 2009.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

In addition to results presented in accordance with United States GAAP, we have presented certain non-GAAP financial measures for the three and nine months ended September 30, 2008 throughout this Form 10-Q, which are reconciled to their equivalent GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion of a significant impairment charge recognized in a single accounting period in 2008 permits a comparison of results for ongoing business operations, and it is on this basis that we internally assess the Corporation’s performance and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-Q enhance investors’ understandings of the Corporation’s performance, these non-GAAP financial measures should not be considered a substitute for GAAP financial measures.

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands, except for per share data)

		For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	*	2009	2008	2009	2008
Net Income and Earnings Per Share
Net income (GAAP)		$1,658	299	$4,916	$3,144
Effective dividends on Treasury preferred stock		(291)	—	(839)	—

Net income available to common shareholders (GAAP)	A	1,367	299	4,077	3,144
Other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock (GAAP)		—	1,522	—	1,522

Net income available to common shareholders, excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B	$1,367	$1,821	$4,077	$4,666

Weighted average common shares – assuming dilution (GAAP)	C	3,047	3,049	3,043	3,066
Weighted average commonshares – basic (GAAP)	D	3,044	3,031	3,042	3,026

Earnings per common share – assuming dilution GAAP	A/C	$0.45	$0.10	$1.34	$1.03
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B/C	$0.45	$0.60	$1.34	$1.52

Earnings per common share – basic GAAP	A/D	$0.45	$0.10	$1.34	$1.04
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B/D	$0.45	$0.60	$1.34	$1.54

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands, except for per share data)

		For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	*	2009	2008	2009	2008
Annualized Return on Average Assets
Average assets (GAAP)	E	$867,654	$838,458	877,958	$812,499
Annualized return on average assets
GAAP	(A/E)*4	0.63%	0.14%
GAAP	(A/E)/.75			0.62%	0.52%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	(B/E)*4	0.63%	0.87%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	(B/E)/.75			0.62%	0.77%

Annualized Return on Average Common Equity
Average equity (GAAP)	F	$67,625	$65,819	$66,080	$65,701
Annualized return on average equity
GAAP	(A/F)*4	8.14%	1.82%
GAAP	(A/F)/.75			8.21%	6.38%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	(B/F)*4	8.14%	11.07%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	(B/F)/.75			8.21%	9.47%

*	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Non-GAAP Financial Measures are calculated.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as

appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no purchases of the Corporation’s Common Stock during 2009 as part of the board-approved authorization on July 24, 2008, which expired in July 2009. Further, in connection with the Corporation’s sale to Treasury of its Series A Preferred Stock and Warrant under the Capital Purchase Program, as previously described, there are limitations on the Corporation’s ability to purchase Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to such time, the Corporation generally may not purchase any Common Stock without the consent of the Treasury, subject to certain exceptions such as certain repurchases in connection with the administration of employee benefit plans.

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

C&F FINANCIAL CORPORATION
(Registrant)

Date	November 3, 2009	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date	November 3, 2009	/S/ THOMAS F. CHERRY
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)