Form 10-K
period 2009-12-31
C & F FINANCIAL CORP
filed 2010-03-03
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $47,805,747.

There were 3,075,166 shares of common stock outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 15, 2010 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 20, 2010 are incorporated by reference in Part III of this report.

PART I

ITEM 1.	BUSINESS

General

C&F Financial Corporation (the Corporation) is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole operating subsidiary, Citizens and Farmers Bank (C&F Bank or the Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. The Bank has the following five wholly-owned subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•	C&F Mortgage Corporation and its wholly-owned subsidiaries Hometown Settlement Services LLC and Certified Appraisals LLC

•	C&F Finance Company

•	C&F Investment Services, Inc.

•	C&F Insurance Services, Inc.

•	C&F Title Agency, Inc.

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

The Corporation also owns two non-operating subsidiaries, C&F Financial Statutory Trust II (Trust II) formed in December 2007 and C&F Financial Statutory Trust I (Trust I) formed in July 2005. These trusts were formed for the purpose of issuing $10.0 million each of trust preferred capital securities in private placements to institutional investors. These trusts are unconsolidated subsidiaries of the Corporation and their principal assets are $10.3 million each of the Corporation’s junior subordinated debt securities (referred to herein as “trust preferred capital notes”) that are reported as liabilities of the Corporation.

Retail Banking

We provide retail banking services at the Bank’s main office in West Point, Virginia, and 17 Virginia branches located one each in Chester, Hampton, Mechanicsville, Midlothian, Newport News, Norge, Providence Forge, Quinton, Saluda, Sandston, Varina, West Point and Yorktown, and two each in Williamsburg and Richmond. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking, credit card and trust services, as well as travelers’ checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2009, assets of the Retail Banking segment totaled $739.4 million. For the year ended December 31, 2009, the net loss for this segment totaled $2.2 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 11 locations in Virginia, three in Maryland, two in North Carolina and one each in Newport, Delaware; Moorestown, New Jersey; and York, Pennsylvania. The Virginia offices are located one each in Charlottesville, Fishersville, Fredericksburg, Hanover, Harrisonburg, Lynchburg, Midlothian, Newport News, Roanoke, Chester and Williamsburg. The Maryland offices are located in Annapolis, Ellicott City and Waldorf. The North Carolina offices are located in Charlotte and Gastonia. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Bank of America, N.A.; Wells Fargo Home Mortgage; Franklin American Mortgage Company; the Virginia Housing Development Authority; and JPMorgan Chase Bank, N.A. C&F Mortgage does not securitize loans. The Bank also purchases lot and permanent loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans partially guaranteed by the Veterans Administration (the VA) and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming loans that do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement and residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2009, assets of the Mortgage Banking segment totaled $40.5 million. For the year ended December 31, 2009, net income for this segment totaled $3.4 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance, which the Bank acquired on September 1, 2002. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Indiana, Kentucky, Maryland, North Carolina, Ohio, Tennessee, Georgia and West Virginia through its offices in Richmond and Hampton, Virginia, in Nashville, Tennessee and in Towson, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. C&F Finance’s typical borrowers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2009, assets of the Consumer Finance segment totaled $193.8 million. For the year ended December 31, 2009, net income for this segment totaled $4.8 million.

Employees

At December 31, 2009, we employed 509 full-time equivalent employees. We consider relations with our employees to be excellent.

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

No material part of C&F Mortgage’s business is dependent upon a single customer and the loss of any single customer would not have a materially adverse effect upon C&F Mortgage’s business. C&F Mortgage, like all residential mortgage lenders, would be impacted by the inability of Fannie Mae, Freddie Mac, the FHA or the VA to purchase loans. Although C&F Mortgage sells loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if these government-sponsored entities were to cease to exist or materially limit their purchases of mortgage loans.

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

Over the past two years, there has been significant contraction in the number of institutions providing automobile financing for the non-prime market. This contraction accompanied the economic downturn and the tightening of credit, which contributed to increasing defaults, a decline in collateral values and higher charge-offs. To operate profitably in this environment, lenders must have a high level of operational and risk management skills.

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

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes the more significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions on the Corporation and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and affect the Corporation’s and the Bank’s operations.

Regulation of the Corporation

The Corporation must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (the SEC). The Corporation is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the SOX Act), and the related rules and regulations. The SOX Act includes provisions that, among other things: (1) require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to their accuracy and compliance with the law; (2) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (3) require chief executive officers and chief financial officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (4) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (5) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (6) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations, as well as certain other specified information; (7) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (8) increased penalties for existing crimes and created new criminal offenses. While the Corporation has incurred additional expenses and we expect to continue to incur additional expenses in complying with the requirements of the SOX Act and related regulations adopted by the SEC and the Public Company Accounting Oversight Board, we anticipate that those expenses will not have a material effect on the Corporation’s results of operations or financial condition.

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

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. For the Corporation only, Tier 1 and total capital include trust preferred securities. At December 31, 2009, the total capital to risk-weighted assets ratio of the Corporation was 15.9 percent and the ratio of the Bank was 15.4 percent. At December 31, 2009, the Tier 1 capital to risk-weighted assets ratio was 14.6 percent for the Corporation and 14.1 percent for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4.0 percent for banks and bank holding companies. At December 31, 2009, the Tier l leverage ratio was 11.5 percent for the Corporation and 11.1 percent for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

On January 9, 2009, as part of the Capital Purchase Program (Capital Purchase Program) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), as discussed below, the Corporation issued and sold to Treasury for an aggregate purchase price of $20.0 million in cash (1) 20,000 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (Series A Preferred Stock) and (2) a ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share (Common Stock), at an initial exercise price of $17.91 per share (Warrant). The Series A Preferred Stock has been treated as Tier 1 capital for regulatory capital adequacy determination purposes as of December 31, 2009.

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

We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or the Bank to pay dividends. During the year ended December 31, 2009, the Bank declared $4.2 million in dividends payable to the Corporation, which were used to fund a portion of the Corporation’s debt service and dividends payable to common and preferred shareholders.

Payment of dividends is at the discretion of the Corporation’s board of directors and is subject to various federal and state regulatory limitations. The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold includes a limitation that prohibits, prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock, the payment of cash dividends in excess of the Corporation’s quarterly cash dividend at the time of issuance of the Series A Preferred Stock of $0.31 per share without the Treasury’s consent.

Economic Emergency Stabilization Act of 2008 (EESA) and the American Recovery & Reinvestment Act of 2009 (ARRA)

In October 2008, the EESA was signed into law, which provided immediate authority and facilities that the Treasury could use to restore liquidity and stability to the financial system. Specifically, Section 101 of EESA established the Troubled Asset Relief Program (TARP) to purchase, and to make and fund commitments to purchase, troubled assets from any financial institution, on such terms and conditions as are determined by the Secretary of the Treasury, and in accordance with EESA and the policies and procedures developed and published by the Secretary of the Treasury. Section 111 of EESA provides that entities that receive financial assistance from Treasury under TARP will be subject to specified executive compensation and corporate governance standards to be established by the Secretary of the Treasury. The statutory language in EESA includes three limitations on executive compensation for TARP recipients involved in a direct purchase. On February 17, 2009, the President signed the ARRA into law. ARRA contains a number of restrictions on executive and highly-paid employee compensation for those institutions that have received, or will receive, government assistance under TARP that are considerably more restrictive and far-reaching than the limited restrictions included in EESA.

On June 10, 2009, the Treasury released regulations in an Interim Final Rule (IFR) that sets standards for complying with the executive compensation and corporate governance provisions for TARP recipients contained in EESA, as amended by ARRA. The standards for compensation and corporate governance established in the IFR are: (1) prohibits the payment or accrual of bonus, retention award and incentive compensation (with the exception of limited amounts of restricted stock) for specified individuals, depending upon the level of government assistance received by the institution; (2) prohibits making any golden parachute payments to a senior executive officer (SEO) or any of the next five most highly compensated employees (MHCE); (3) prohibits tax gross-ups to SEOs and any of the next 20 MHCEs; (4) provides for the recovery of any bonus, incentive compensation, or retention award paid to a SEO or the next 20 MHCEs based on materially inaccurate statements of earnings, revenues, gains, or other criteria (clawback); (5) requires the establishment of a compensation committee of independent directors to meet semi-annually to review employee compensation plans and the risks posed by these plans to the institution; (6) limits compensation to exclude incentives for SEOs to take unnecessary and excessive risk that threaten the value of the institution and eliminate features of employee compensation plans that pose unnecessary risks to the institution; (7) prohibits employee compensation plans that would encourage manipulation of earnings to enhance an employee’s compensation; (8) requires the adoption of an excessive or luxury expenditures policy; (9) requires compliance with federal securities laws and regulations regarding non-binding resolution on SEO compensation to shareholders; (10) requires disclosure of perquisites offered to SEOs and certain highly compensated employees; and (11) requires disclosures related to compensation consultant engagements.

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

Community Reinvestment Act. The Community Reinvestment Act (CRA) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent completed compliance examination in July 2006, it received a CRA performance evaluation of “satisfactory.”

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, for calendar 2008, assessments ranged from five to 43 basis points of each institution’s deposit assessment base. Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment that were effective April 1, 2009, and effectively made the range seven to 77 1/2 basis points. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

FDIRA also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was $297,000, all of which was applied to offset assessments in 2008 and 2007. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35 percent of estimated insured deposits.

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation originally provided that the basic deposit insurance limit would return to $100,000 after December 31, 2009. However, Congress extended the temporary increase in the standard insurance coverage limit to $250,000 until December 31, 2013. The legislation did not change coverage for retirement accounts, which continues to be $250,000.

In November 2008, the FDIC adopted a final rule implementing the Temporary Liquidity Guarantee Program (TLGP) because of disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the DIF to achieve its goals. The TLGP consists of two components: a temporary guarantee of certain newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). The Corporation is participating in both of these programs and will be required to pay assessments associated with the TLGP as follows:

•

Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) will be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the earlier of the maturity date of that debt or December 31, 2012 (extended by subsequent amendment from June 30, 2012). The Corporation has thus far issued no such senior unsecured debt and has incurred no assessments under the Debt Guarantee Program.

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009. This program has been extended until June 30, 2010 and participating institutions will be assessed an annualized 15 basis points for coverage in 2010. The Corporation has customer accounts that qualify for this coverage and has opted to continue its participation until June 30, 2010. The Corporation has been incurring assessment charges since November 13, 2008.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. The Corporation was assessed $391,000, all of which was expensed in 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points across the board. On December 30, 2009, the Corporation prepaid $3.2 million of FDIC assessments.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. In 2009, the FHLB imposed a temporary suspension of repurchases of excess capital. At December 31, 2009, the Bank owned $3.9 million of FHLB stock.

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

Other Safety and Soundness Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2009, the Bank was considered “well capitalized.”

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

Future Regulation

Regulatory Restructuring Legislation. In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (iii) to further limit the ability of banks to engage in transactions with affiliates; and (iv) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the Treasury and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Corporation cannot predict whether or in what form future legislation or regulations may be adopted or the extent to which the Corporation may be affected thereby.

Incentive Compensation. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. Banking organizations are instructed to review their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Bank’s ability to hire, retain and motivate its key employees.

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

A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Corporation’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market that began in 2008 have resulted in significant write-downs of asset values by financial institutions. The Corporation has recognized significantly higher loan loss provisions during 2008 and 2009 as the level of nonperforming real estate loans increased throughout the period. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. While we have seen some stabilization during the latter half of 2009, it is not yet clear that the U.S. economy has recovered. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Corporation.

Deterioration in the soundness of our counterparties could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. Our mortgage company would be negatively affected by the inability of Fannie Mae or Freddie Mac to purchase loans or a material reduction in the volume of such purchases. Although we sell loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if these government-sponsored entities were to cease to exist or materially limit their purchases of mortgage loans. There is no assurance that the failure of our counterparties would not materially adversely affect the Corporation’s results of operations.

Compliance with laws, regulations and supervisory guidance, both new and existing, may adversely impact our business, financial condition and results of operations.

We are subject to numerous laws, regulations and supervision from both federal and state agencies. During the past few years, there has been an increase in legislation related to and regulation of the financial services industry. We expect this increased level of oversight to continue. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities.

Proposals under consideration by the U.S. Congress include extensive changes to the laws regulating the financial services industry. Among these proposals is the creation of a new independent Consumer Financial Protection Agency (CFPA) that would regulate consumer financial services and products, including any loan, deposit account or other financial product. The CFPA, as proposed, may have an adverse impact on our results of operations.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including the Bank. This special assessment was imposed due to the significant number of bank failures in the U.S. and the need to replenish the DIF. In addition, the FDIC required regulated institutions to prepay their fourth quarter 2009, and full year 2010, 2011 and 2012 assessments in December 2009. Additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse affect on our results of operations.

Laws and regulations, and any interpretations and applications with respect thereto, generally are intended to benefit consumers, borrowers and depositors, not stockholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, and capital levels. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. However, the interest rate cuts made by the Federal Reserve Board since September 2007 immediately reduced our yield on variable-rate loans without a corresponding immediate reduction in deposit costs, which resulted in a decline in our net interest margin during 2008 and early 2009. Net interest margin partially recovered during 2009 as we were able to reprice fixed-rate deposits. There is no guarantee we will continue to be able to reprice deposits as competition for deposits from both local and national financial services institutions is intense.

Weakness in the secondary residential mortgage loan markets will adversely affect our income from our mortgage company.

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of residential loan products for sale into the secondary market to investors. Significant disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The correction in residential real estate market prices may not have reached bottom. We expect the ongoing effects of lower demand for home mortgage loans resulting from reduced demand in both the new and resale housing markets, the slowing national economy and the fallout from the subprime and alternative loan issues to keep pressure on loan origination volume at C&F Mortgage. At the same time as market conditions were negatively impacting loan origination volume, efforts by the Federal Reserve Board to keep interest rates low and government initiatives, such as the homebuyer tax credits, have caused some increase in loan originations and refinancing activity. There is no guarantee that these programs will continue in 2010 and that they will have a positive impact on loan originations. These factors may cause our revenue from our mortgage company to be volatile from quarter to quarter.

In addition, credit markets have continued to experience difficult conditions and volatility. There have been significant increases in payment defaults by borrowers and mortgage loan foreclosures. These factors may result in potential repurchase or indemnification liability to C&F Mortgage on residential mortgage loans originated and sold into the secondary market in the event of claims by investors of borrower misrepresentation, fraud or early-payment default as investors attempt to minimize their losses. While we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines , we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications, or that established reserves will be adequate, which could adversely affect the Corporation’s net income.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Deterioration in economic conditions, such as the ongoing recession and continuing high unemployment, could hurt our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; and a deterioration in the value of collateral for loans made by our various business segments.

Our level of credit risk is increasing due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2009, 39 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2009, 30 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

If our allowance for loan losses becomes inadequate, the results of our operations may be adversely affected.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income. Although we believe our allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future.

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

We are subject to restrictions and obligations as a participant in the Treasury’s Capital Purchase Program.

In January 2009, as part of the Capital Purchase Program, we issued and sold to the Treasury Series A Preferred Stock and a Warrant for an aggregate purchase price of approximately $20.0 million. Participation in the Capital Purchase Program subjects us to specific restrictions under the terms of the Capital Purchase Program, including limits on our ability to pay dividends (quarterly dividends on our common stock are limited to $0.31 per share or less) and repurchase our capital stock, limitations on executive compensation, and increased oversight by the Treasury, regulators and Congress under the EESA.

Recently, many recipients under the Capital Purchase Program have repaid the Treasury and are no longer subject to the restrictions imposed under the Capital Purchase Program. Withdrawing from the Capital Purchase Program requires approval of banking regulators and we may not be able to obtain such approval, or a condition of obtaining such approval may require us to raise additional capital. Unanticipated consequences of participation in the Capital Purchase Program could materially and adversely affect our business, results of operations, financial condition, access to funding and the trading price of our common stock.

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

The success of our business strategies depends on our ability to identify and recruit individuals with experience and relationships in our primary markets.

The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage our operations effectively and in a timely manner could limit our growth, which could materially adversely affect our business.

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

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.

From time to time the SEC and the Financial Accounting Standards Board (FASB) change the financial accounting and reporting standards that govern the preparation of the Corporation’s financial statements. These changes can be hard to predict and can materially impact how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, the Corporation may experience unexpected material consequences.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

The Corporation owns a building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Bank’s Main Office and the main office of C&F Investment Services.

The Corporation owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 85,000 square feet. Approximately 30,000 square feet were renovated in 2005 in order to house the Bank’s operations center, which consists of the Bank’s loan, deposit and administrative functions and staff.

The building owned by the Corporation and previously used for the Bank’s deposit operations at Seventh & Main Streets in West Point, Virginia, which is a 14,000 square foot building remodeled by the Corporation in 1991, has been leased to the Economic Development Authority of the Town of West Point, Virginia (Development Authority) for the purpose of housing and operating incubator businesses under the supervision of the Development Authority. The building owned by the Corporation and previously used for the Bank’s loan operations at Sixth and Main Streets in West Point, Virginia, which is a 5,000 square foot building acquired and remodeled by the Corporation in 1998, has been retained as back-up facilities for the new operations center. Management has not yet determined the long-term utilization of these properties.

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

The Corporation owns 15 other Bank branch locations and leases one Bank branch location and one regional commercial lending office in Virginia. Rental expense for these leased locations totaled $114,000 for the year ended December 31, 2009.

In connection with the opening of the Bank’s Newport News branch in 2007, C&F Mortgage relocated from a leased facility to the second floor of the Bank branch building. The Corporation has 17 leased loan production offices, 11 in Virginia, three in Maryland, two in North Carolina and one each in Delaware, Pennsylvania and New Jersey, for C&F Mortgage. Rental expense for these leased locations totaled $1.05 million for the year ended December 31, 2009.

The Corporation owns a building located at 4660 South Laburnum Avenue in Richmond, Virginia. The building was acquired in June 2005 and has approximately 8,800 square feet. The building houses C&F Finance’s headquarters and provides space for its loan and administrative functions and staff. In connection with the opening of the Bank’s Hampton branch in 2006, the Hampton office of C&F Finance was relocated from a leased facility to the second floor of the Bank branch building. The Corporation has three leased offices, one each in Virginia, Maryland and Tennessee, for C&F Finance. Rental expense for these leased locations totaled $63,000 for the year ended December 31, 2009.

All of the Corporation’s properties are in good operating condition and are adequate for the Corporation’s present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which the property of the Corporation or any of its subsidiaries is subject.

ITEM 4.	[RESERVED]

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years

Larry G. Dillon (57) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (41) Executive Vice President Chief Financial Officer and Secretary	Secretary of the Corporation and the Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and the Bank since December 2004; Senior Vice President and Chief Financial Officer of the Corporation and the Bank from December 1998 to November 2004

Bryan E. McKernon (53)	President and Chief Executive Officer of C&F Mortgage since 1995

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s Common Stock is traded on the over-the-counter market and is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 26, 2010, there were approximately 2,000 shareholders of record. As of that date, the closing price of our Common Stock on the NASDAQ Global Select Stock Market was $20.68. Following are the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were paid quarterly in 2009 and 2008.

	2009			2008
Quarter	High	Low	Dividends	High	Low	Dividends
First	$19.00	$10.30	$0.31	$32.25	$25.00	$0.31
Second	18.00	12.80	0.25	30.00	22.00	0.31
Third	21.45	14.55	0.25	25.00	18.00	0.31
Fourth	20.97	16.00	0.25	24.25	9.65	0.31

Payment of dividends is at the discretion of the Corporation’s board of directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends, including restrictions stemming from the Corporation’s participation in the Capital Purchase Program, refer to Item 1, “Business,” under the heading “Limits on Dividends” and Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share.”

In connection with the Corporation’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, there are certain limitations on the Corporation’s ability to purchase its Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to such time, the Corporation generally may not purchase any of its Common Stock without the consent of the Treasury. In the fourth quarter of 2009, the Corporation did not purchase any of its Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except share and per share amounts)	2009	2008	2007	2006	2005
Selected Year-End Balances:
Total assets	$888,430	$855,657	$785,596	$734,468	$671,957
Total shareholders’ equity	88,876	64,857	65,224	68,006	60,086
Total loans (net)	613,004	633,017	585,881	517,843	465,039
Total deposits	606,630	550,725	527,571	532,835	495,438

Summary of Operations:
Interest income	$64,971	$64,130	$64,825	$58,582	$48,770
Interest expense	15,459	21,395	23,378	18,457	11,997

Net interest income	49,512	42,735	41,447	40,125	36,773
Provision for loan losses	18,563	13,766	7,130	4,625	5,520

Net interest income after provision for loan losses	30,949	28,969	34,317	35,500	31,253
Noninterest income	36,689	25,149	25,878	27,387	27,584
Noninterest expenses	60,167	49,320	48,371	45,328	41,868

Income before taxes	7,471	4,798	11,824	17,559	16,969
Income tax expense	1,945	617	3,344	5,430	5,181

Net income	5,526	4,181	8,480	12,129	11,788
Effective dividends on preferred stock	1,130	—	—	—	—

Net income available to common shareholders	$4,396	$4,181	$8,480	$12,129	$11,788

Per share:
Earnings per common share—basic	$1.44	$1.38	$2.77	$3.85	$3.49
Earnings per common share—assuming dilution	1.44	1.37	2.67	3.71	3.36
Dividends	1.06	1.24	1.24	1.16	1.00

Weighted average number of shares—assuming dilution	3,048,491	3,058,274	3,181,445	3,273,429	3,507,912

Significant Ratios:
Return on average assets	0.50%	0.51%	1.13%	1.75%	1.82%
Return on average equity	6.60	6.39	13.03	18.97	17.70
Dividend payout ratio – common shares	73.48	89.79	44.45	30.15	28.33
Average common equity to average assets	7.61	7.98	8.69	9.21	10.30

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•	the legislative/regulatory climate, including the effect of restrictions imposed on us as a participant in the Capital Purchase Program

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the value of securities held in the Corporation’s investment portfolios

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	demand for loan products

•	deposit flows

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	technology

•	reliance on third parties for key services

•	the commercial and residential real estate markets

•	demand in the secondary residential mortgage loan markets

•	the Corporation’s expansion and technology initiatives

•	accounting principles, policies and guidelines

These risks are exacerbated by the turbulence during 2008 and 2009 in significant portions of the global financial markets, which if it continues or worsens, could impact the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy generally. During 2008 and 2009, the capital and credit markets have experienced extended volatility and disruption, and unemployment has risen to, and remained at, high levels. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital for liquidity and business purposes.

Although the Corporation had, and continues to have, diverse sources of liquidity and its capital ratios exceeded, and continue to exceed, the minimum levels required for well-capitalized status, the Corporation issued and sold its Series A Preferred Stock and Warrant for a $20.0 million investment from Treasury under the Capital Purchase Program on January 9, 2009. The Corporation also elected to participate in the FDIC Debt Guarantee

Program; however, the Corporation currently has no unsecured borrowings to which this program applies. The Bank is participating in the FDIC Transaction Account Guarantee Program, under which all noninterest-bearing transaction accounts (as defined within the program) are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. There is no assurance that any such losses would not materially adversely affect the Corporation’s results of operations.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications under certain conditions when a purchaser of a loan (investor) sold by C&F Mortgage incurs a loss due to borrower misrepresentation, fraud or early default. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions.

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance Company in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2009 and determined there was no impairment to be recognized in 2009. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

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

Financial Performance Measures

Net income for the Corporation was $5.5 million in 2009, compared with net income of $4.2 million in 2008 ($5.2 million, adjusted to exclude the $976,000 net effect of the impairment of the Corporation’s investments in perpetual preferred stock of Fannie Mae and Freddie Mac). Net income available to common shareholders for 2009 was $4.4 million, or $1.44 per common share assuming dilution, compared with $4.2 million, or $1.37 per common share assuming dilution, ($5.2 million, or $1.69 per common share assuming dilution, adjusted to exclude the $976,000 net effect of the impairment charge) for 2008. The difference between reported net income and net income available to common shareholders in 2009 is a result of the Series A Preferred Stock dividends and accretion of the discount related to the Corporation’s participation in the Capital Purchase Program. The Series A Preferred Stock and Warrant were issued in the first quarter of 2009 and, therefore, did not affect net income available to common shareholders for 2008. Significant factors influencing 2009 earnings included (1) the positive effects of the sustained lower interest rate environment on net interest margin and the production of loans originated for sale in the secondary market, (2) the negative effects of the continued downturn in the real estate markets on provisions for losses and expenses associated with nonperforming loans secured by real estate and automobiles, as well as real estate acquired through foreclosure, (3) the negative effects of lower consumer spending on fee income, and (4) the additional expense associated with higher FDIC assessments, the special FDIC assessment and required prepayments to replenish the DIF, which has been depleted by bank failures resulting from the overall deterioration of the housing and economic environment in the United States. The extent to which these and other factors impacted each of our business segments varied and is discussed in “Principal Business Activities” below.

The Corporation’s ROE and ROA were 6.60 percent and 0.50 percent, respectively, for the year ended December 31, 2009, compared to 6.39 percent and 0.51 percent (7.89 percent and 0.63 percent, adjusted to exclude the net effect of the impairment charge) for the year ended December 31, 2008. In 2009, these ratios include the effects of the Series A Preferred Stock dividends and accretion of the discount on net income available to common shareholders, as well as asset growth since the end of 2008. Our strategic goals continue to focus on profitable growth that enhances long-term shareholder value. We feel our ability to reach this goal has been enhanced by the Corporation’s participation in the Capital Purchase Program. This capital provides flexibility to fund loan demand from qualifying commercial and consumer borrowers in the communities we serve and to work with existing borrowers who may be experiencing difficulty servicing their debt during these challenging economic times. As the Bank was well-capitalized before participating in the Capital Purchase Program, it also provides insurance for unforeseen events in these turbulent financial times. Nonetheless, the additional capital and asset growth may delay improvement in ROE and ROA in the near term.

We expect the following factors to influence the Corporation’s financial performance in 2010:

•

Retail Banking: Managing the risks inherent in our loan portfolio and expenses associated with nonperforming assets will influence the Bank’s performance during 2010. General economic trends, particularly the economic recession that we are experiencing in the Bank’s markets, can affect the quality of the loan portfolio and, therefore, our provision for loan losses, as well as the amount of our nonperforming assets. In addition, the extent to which the FDIC charges higher premiums or special assessments in order to maintain the adequacy of the DIF will affect the Bank’s noninterest expenses during 2010. Further, actions that may be taken by the federal government to restrict products offered by banks, such as overdraft protection, may affect the Bank’s noninterest income during 2010.

•

Mortgage Banking: We expect the ongoing effects of lower demand for home mortgage loans resulting from reduced demand in both the new and resale housing markets to influence the origination volume at C&F Mortgage. While continued lower interest rates and incentives for homebuyers may spur activity in 2010, the decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, will temper demand. Any rise in interest rates would ultimately reduce refinancing activity and potentially new and resale home purchases, thus reducing loan originations. In addition, there is potential repurchase or indemnification liability to C&F Mortgage on residential mortgage loans originated and sold into the secondary market in the event of borrower misrepresentation, fraud or early-payment default. While we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines, and establishing appropriate reserves, and do not believe that our exposure to this liability is significant at this time, we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications, which would adversely affect the Corporation’s net income.

•

Consumer Finance: Changes in interest rates may affect net interest margin at C&F Finance in 2010. A significant portion of C&F Finance’s funding is indexed to short-term interest rates and reprices as short-term interest rates change. An upward movement in interest rates may result in an unfavorable pricing disparity between its fixed rate loan portfolio and its adjustable-rate borrowings, thus causing margin compression and adversely affecting the Corporation’s net income. The ongoing effects of the economic recession, including sustained unemployment levels, may result in more delinquencies and repossessions at C&F Finance. The general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of loss in the event of default.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: The Retail Banking segment, which consists of the Bank, reported a net loss of $2.2 million for the year ended December 31, 2009, compared to net income of $1.7 million for the year ended December 31, 2008. The decline in earnings for 2009 included the effects of (1) nonperforming loans on interest income, (2) a significant increase in the provision for loan losses attributable to credit quality issues identified in the loan portfolio, (3) a $573,000 year-over-year decline in overdraft charges on deposit accounts resulting from economic conditions over the past year, which have heightened customer sensitivity to incurring such fees, (4) a $973,000 year-over-year increase in assessments for deposit insurance resulting from the FDIC’s increased annual assessments for all banks, coupled with its special assessment in the second quarter of 2009 to help restore the DIF, and (5) higher expenses related to nonaccrual loans and foreclosed properties. Deposit repricing at lower interest rates and the implementation of interest rate floors on adjustable rate loans upon origination or renewal mitigated, to a large degree, the effects of the lower interest rate environment and nonperforming loans on the Bank’s net interest margin.

The Bank’s credit management team directed significant effort throughout 2009 to real estate loan workouts and restructurings and, when necessary, foreclosures. After thoroughly evaluating the credit quality of the Bank’s loan portfolio and the carrying values of real estate acquired through foreclosure, we have charged off loans, written down foreclosed properties and increased reserves as we considered necessary. These credit actions resulted in a $4.1 million year-over-year increase in the Bank’s provision for loan losses and a $2.2 million year-over-year increase in expenses for foreclosed properties.

Mortgage Banking: The Mortgage Banking segment, which consists of C&F Mortgage, reported net income of $3.4 million for the year ended December 31, 2009, compared to net income of $1.5 million for the year ended December 31, 2008. Earnings in 2009 included the positive effects of lower interest rates and federal home buyer tax credits. Loan origination volume increased 41.9 percent for 2009 over 2008, resulting in $25.0 million of gains on sales of loans for 2009, compared to $16.7 million for 2008. This revenue growth was offset in part by year-over-year increases of (1) $1.4 million in the provision for indemnification losses resulting from a higher number of claims by investors pursuant to recourse provisions as the continued deterioration of the U.S. economy caused an increase in defaults on mortgages by homeowners and (2) $6.5 million in personnel costs, principally for variable compensation associated with the increase in loan production and income. While we mitigate the risk of repurchase liability by underwriting to the purchasers guidelines, we cannot eliminate the possibility that a prolonged period of payment defaults and foreclosures may result in an increase in requests for loan repurchases or indemnifications and the need for additional provisions in the future.

While the mortgage banking industry has experienced significant operational problems and losses over the past two years, our Mortgage Banking segment has continued to contribute to the Corporation’s earnings. Loan originations for 2009 approximated $1.1 billion. For 2009, loan originations at C&F Mortgage for refinancings increased to $499.7 million from $202.3 million in 2008 as customers took advantage of the low interest rate environment. Loans originated for new and resale home purchases increased to $563.4 million from to $546.9 million in 2008. The decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, is expected to temper demand for the foreseeable future. However, as a result of the consolidation within the mortgage banking industry, C&F Mortgage has been able to attract new mortgage origination talent and we believe that these additions provide the potential for future increased loan production.

Consumer Finance: The Consumer Finance segment, which consists of C&F Finance, reported net income of $4.8 million for the year ended December 31, 2009, compared to net income of $2.7 million for the year ended December 31, 2008. Earnings of the Consumer Finance segment have benefited from an approximate 5 percent increase in average consumer finance loans outstanding and the sustained lower short-term interest rate environment in 2009. Its fixed-rate loan portfolio is partially funded by a variable-rate line of credit indexed to LIBOR. Therefore, its cost of funds declined and its net interest margin increased during 2009. These benefits were offset in part by a year-over-year increase of $930,000 in the provision for loan losses resulting from loan growth and the overall condition of the economic environment. Controlling charge-offs within C&F Finance’s loan portfolio will be the significant factor in realizing improved earnings in the future. If the current economic recession intensifies in C&F Finance’s markets and unemployment worsens, we would expect more delinquencies and repossessions. Depending on the severity of any further downturn in the economy, decreased consumer demand for automobiles and a decline in the value of automobiles securing outstanding loans could result, which would weaken collateral coverage and increase the amount of losses in the event of default.

Other and Eliminations The net loss for the year ended December 31, 2009 for this combined segment was $554,000, compared to a net loss of $1.7 million for the year ended December 31, 2008 (a net loss of $718,000, adjusted to exclude the $976,000 net effect of the impairment charge). Revenue and expense of this combined segment include dividends received on the Corporation’s investment in equity securities and interest expense associated with the Corporation’s trust preferred capital notes. The decline in the year-over-year loss resulted primarily from lower interest expense on the Corporation’s trust preferred capital notes, a portion of which are indexed to short-term interest rates.

Capital Management

During 2009, we have managed our capital through asset growth and lower dividends on common shares outstanding. Total shareholders’ equity increased $24.0 million to $88.9 million at December 31, 2009, compared to $64.9 million at December 31, 2008. This increase primarily occurred in connection with the Corporation’s participation in the Capital Purchase Program, as previously described. As of December 31, 2009, the Corporation is “well capitalized” (as defined in the regulations). We believe the Corporation’s strong capital and liquidity positions will allow for profitable growth should there be sufficient consumer spending and economic activity. It is our ultimate intention to redeem the Series A Preferred Stock issued to the Treasury preferably before January 9, 2014, at which time the dividend rate on the Series A Preferred Stock will increase. We are currently analyzing the possibility of repayment in light of the Corporation’s overall financial condition, capitalization and liquidity. Our considerations include whether repayment will require raising new capital and the cost of that capital, our future capital needs and the potential sources of capital, and the likelihood of continued government shareholder and public scrutiny of compensation practices even after the Series A Preferred Stock redemption.

Another means by which we manage our capital is through dividends. The Corporation’s board of directors continued its policy of paying dividends in 2009. The quarterly rate was decreased from 31 cents per common share in the first quarter of 2009 to 25 cents per common share for the remaining three quarters of 2009. The dividend payout ratio for 2009 was 73.5 percent based on net income available to common shareholders for the year ended December 31, 2009. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings. However, in connection with the Corporation’s participation in the Capital Purchase Program, as previously described, there are limitations on the Corporation’s ability to pay quarterly cash dividends in excess of $0.31 per share or to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. For more information regarding restrictions imposed on the Corporation due to its participation in the Capital Purchase Program, see Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share.”

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets for each of the years ended December 31, 2009, 2008 and 2007. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield if income taxes were paid using the federal corporate income tax rate of 35 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2009			2008 (1)			2007 (1)
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$15,839	$549	3.46%	$16,662	$867	5.20%	$11,659	$544	4.66%
Tax-exempt	98,596	6,502	6.59	77,164	5,094	6.60	63,280	4,349	6.87

Total securities	114,435	7,051	6.16	93,826	5,961	6.35	74,939	4,893	6.53
Loans, net	694,760	60,179	8.66	664,715	59,918	9.01	601,685	60,977	10.13
Interest-bearing deposits in other banks and Fed funds sold	3,936	6	0.15	1,286	28	2.18	8,479	443	5.22

Total earning assets	813,131	67,236	8.27	759,827	65,907	8.67	685,103	66,313	9.68
Allowance for loan losses	(21,615)			(17,182)			(14,926)
Total non-earning assets	84,457			77,354			78,217

Total assets	$875,973			$819,999			$748,394

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$86,478	640	0.74%	$82,560	834	1.01%	$82,109	912	1.11%
Money market deposit accounts	66,562	1,027	1.54	68,406	1,699	2.48	51,624	1,534	2.97
Savings accounts	41,449	44	0.11	42,445	105	0.25	45,452	301	0.66
Certificates of deposit, $100 thousand or more	119,246	3,433	2.88	99,726	4,088	4.10	99,653	4,714	4.73
Other certificates of deposit	176,657	5,174	2.93	167,849	6,614	3.94	169,431	7,469	4.41

Total time and savings deposits	490,392	10,318	2.10	460,986	13,340	2.89	448,269	14,930	3.33

Borrowings	191,201	5,141	2.69	193,466	8,055	4.16	136,939	8,448	6.17

Total interest-bearing liabilities	681,593	15,459	2.27	654,452	21,395	3.27	585,208	23,378	3.99

Demand deposits	85,811			83,533			84,365
Other liabilities	22,378			16,612			13,751

Total liabilities	789,782			754,597			683,324
Shareholders’ equity	86,191			65,402			65,070

Total liabilities and shareholders’ equity	$875,973			$819,999			$748,394

Net interest income		$51,777			$44,512			$42,935

Interest rate spread			6.00%			5.40%			5.69%

Interest expense to average earning assets			1.90%			2.82%			3.41%

Net interest margin			6.37%			5.86%			6.27%

(1)	Certain amounts have been reclassified to conform to the current year presentation.

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

TABLE 2: Rate-Volume Recap

	2009 from 2008			2008 from 2007(1)
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume		Rate	Volume
Interest income:
Loans	$(2,390)	$2,651	$261	$(7,103)	$6,044	$(1,059)
Securities:
Taxable	(273)	(45)	(318)	69	254	323
Tax-exempt	(6)	1,414	1,408	(177)	922	745
Interest-bearing deposits in other banks and Fed funds sold	(28)	6	(22)	(156)	(259)	(415)

Total interest income	(2,697)	4,026	1,329	(7,367)	6,961	(406)

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(229)	35	(194)	(83)	5	(78)
Money market deposit accounts	(627)	(45)	(672)	(280)	445	165
Savings accounts	(59)	(2)	(61)	(177)	(19)	(196)
Certificates of deposit, $100 thousand or more	(1,360)	705	(655)	(629)	3	(626)
Other certificates of deposit	(1,772)	332	(1,440)	(785)	(70)	(855)

Total time and savings deposits	(4,047)	1,025	(3,022)	(1,954)	364	(1,590)
Borrowings	(2,821)	(93)	(2,914)	(3,247)	2,854	(393)

Total interest expense	(6,868)	932	(5,936)	(5,201)	3,218	(1,983)

Change in net interest income	$4,171	$3,094	$7,265	$(2,166)	$3,743	$1,577

(1)	Certain amounts have been reclassified to conform to the current year presentation.

2009 Compared to 2008

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2009 was $51.8 million, compared to $44.5 million for 2008. The higher net interest income resulted from a year-over-year 7.0 percent increase in the average balance of interest-earning assets, coupled with a 51 basis point increase in the net interest margin for 2009 over 2008. The increase in the net interest margin occurred primarily at C&F Finance as its fixed-rate loan portfolio is partially funded by a variable-rate line of credit indexed to LIBOR, which has been significantly lower throughout 2009. At the Bank, deposit repricing at lower interest rates and the implementation of interest rate floors on adjustable rate loans upon origination or renewal throughout 2009 have mitigated, to a large degree, the effects of the lower interest rate environment and nonperforming loans on its net interest margin.

Total average loans increased $30.0 million for 2009 over 2008. Average loans held for investment increased $9.6 million for 2009 over 2008. The Bank’s average loan portfolio increased only slightly during 2009, by $2.3 million, in relation to 2008. The Bank’s residential mortgage loan growth throughout 2009 was offset to a large degree by $16.1 million of transfers of commercial loans secured by residential real estate to foreclosed properties in 2009. C&F Finance’s average loan portfolio increased $8.9 million during 2009 as a result of the purchase of a portfolio of seasoned loans in the Virginia market from an unrelated finance company, as well as increased production within existing markets. C&F Mortgage’s average loan portfolio of short-term bridge loans and repurchased loans decreased $1.6 million in 2009 as a result of charge-offs and transfers to foreclosed properties. Average loans held for sale at C&F Mortgage increased $20.4 million during 2009 as a result of higher loan demand, in particular for refinancing products, in the lower interest rate environment in 2009. The overall yield on loans held for investment at the Bank and C&F Mortgage and loans held for sale at C&F Mortgage decreased during 2009 in relation to 2008 as a result of a general decrease in interest rates. The yield on C&F Finance’s loan portfolio increased during 2009 in relation to 2008 as a result of higher rates on loans originated in 2009 and higher loan origination fee income.

Average securities available for sale increased $20.6 million for 2009 over 2008. The increase in securities available for sale occurred predominantly in the Bank’s municipal bond portfolio, which resulted from a strategy to increase the Bank’s securities portfolio as a percentage of total assets. The lower investment portfolio yields in 2009 in relation to 2008 resulted from the current interest rate environment in which portfolio growth has occurred at lower yields and higher-yielding securities were called or matured, coupled with a decline in dividends on FHLB stock in 2009.

Average interest-earning deposits at other banks, primarily the Federal Reserve Bank in 2009 and the FHLB in 2008, and federal funds sold increased $2.7 million for 2009 over 2008. Fluctuations in the average balance of these low-yielding assets occurred in response to loan demand. The lower yield on interest-earning deposits at other banks in 2009 in relation to 2008 resulted from the decline in short-term interest rates that began in late 2007.

Average interest-bearing time and savings deposits increased $29.4 million for 2009 over 2008. Growth in lower-rate retail transaction accounts resulted from our deposit strategies that emphasize retention of multi-service customer relationships including larger-balance business accounts. Growth in time deposits occurred in deposits of municipalities in our market areas and retail depositors who are maintaining flexibility in their investing options due to the unpredictability in the stock market. The average cost of deposits declined 79 basis points during 2009 in relation to 2008 as a result of repricing transaction accounts as interest rates declined throughout 2008 and the more gradual repricing of time deposits throughout 2008 and 2009 to interest rates that are lower than their maturing rates.

Average borrowings decreased $2.3 million during 2009 in relation to 2008 as the increase in deposits and reductions in loans held for investment reduced the need for additional funding sources. The average cost of borrowings decreased 147 basis points during 2009 in relation to 2008 because a portion of the Corporation’s borrowings is indexed to short-term interest rates, which remained low throughout 2009.

Interest rates will be a significant factor influencing the performance of all of the Corporation’s business segments during 2010. The continued repricing of time deposits to lower interest rates should reduce funding costs and relieve net interest margin compression, unless competition for deposits hinders a decline in rates paid for deposits.

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

Average loans held for investment increased $67.6 million during 2008 over 2007. The Bank’s average loan portfolio increased $44.0 million during 2008 primarily as a result of residential mortgage loan and commercial loan growth. C&F Finance’s average loan portfolio increased $22.2 million during 2008 as result of overall growth at existing locations and the expansion into new markets in 2007. C&F Mortgage’s average loan portfolio increased $1.4 million during 2008 as a result of the introduction of short-term bridge loans in 2007 and repurchased loans. Average loans held for sale at C&F Mortgage decreased $4.6 million during 2008 as a result of a decline in loan demand. The overall yield on loans held for investment at all our business segments and loans held for sale at C&F Mortgage segment during 2008 decreased as a result of a general decrease in interest rates.

Average securities available for sale increased $18.9 million during 2008 over 2007. The increase in securities available for sale occurred predominantly in the Bank’s municipal bond portfolio. This resulted from a strategy to increase the Bank’s securities portfolio as a percentage of total assets. The lower yields in 2008 in relation to 2007 resulted from the 2008 interest rate environment in which securities purchases were made at yields less than those being called. In addition, securities yields for 2007 included the receipt of seven quarters of previously-suspended dividends from one preferred stock holding.

Average interest-earning deposits at other banks, primarily the FHLB, decreased $7.5 million during 2008 from 2007. Fluctuations in the average balance of these low-yielding deposits occurred in response to loan demand, an increase in the securities portfolio, and improved cash management strategies. The average yield on interest-earning deposits at other banks decreased in 2008 in relation to 2007 due to declines in short-term interest rates beginning in September 2007 and continuing throughout 2008.

Average interest-bearing customer deposits increased $12.7 million during 2008 over 2007. The majority of the growth occurred in lower-rate transaction accounts as opposed to higher-costing certificates of deposit as a result of our deposit strategies that emphasize retention of multi-service customer relationships, coupled with depositors’ preferences to retain cash to maintain flexibility in their investing options as the value of the stock market declined during 2008. The average cost of deposits declined 44 basis points during 2008 in relation to 2007. As sources of wholesale funding available to the financial services industry diminished beginning in mid-2007, competition for deposits within the industry has intensified and rates on time deposits have been slower to decline than short-term interest rates. However, as time deposits matured during last half of 2008, deposit rates began to decline.

Average borrowings increased $56.5 million during 2008 over 2007. This increase was attributable to increased use of the third-party line of credit by C&F Finance to fund loan growth, increased use of borrowings from the FHLB and the Federal Reserve Bank to fund loan growth at the Bank and C&F Finance, and the issuance of trust preferred capital securities in late 2007 for general corporate purposes, including the refinancing of existing debt. A portion of these borrowings is indexed to short-term interest rates and reprices as short-term interest rates change. Accordingly, the average cost of borrowings decreased 201 basis points during 2008 in relation to 2007 as interest rates fell.

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2009
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$24,976	$—	$—	$24,976
Service charges on deposit accounts	3,303	—	—	—	3,303
Other service charges and fees	1,650	3,359	9	—	5,018
Gains on calls of available for sale securities	44	—	—	(22)	22
Other income	807	852	594	1,117	3,370

Total noninterest income	$5,804	$29,187	$603	$1,095	$36,689

	Year Ended December 31, 2008
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$16,714	$—	$(21)	$16,693
Service charges on deposit accounts	3,907	—	—	—	3,907
Other service charges and fees	1,550	2,163	8	—	3,721
Gains on calls of available for sale securities	227	—	—	7	234
Other-than-temporary impairment of available for sale securities	—	—	—	(1,575)	(1,575)
Other income	349	5	580	1,235	2,169

Total noninterest income	$6,033	$18,882	$588	$(354)	$25,149

	Year Ended December 31, 2007
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$15,854	$—	$(21)	$15,833
Service charges on deposit accounts	3,684	—	—	—	3,684
Other service charges and fees	1,364	2,57	84	—	4,020
Gains on calls of available for sale securities	21	—	—	—	21
Other income	247	218	506	1,349	2,320

Total noninterest income	$5,316	$18,644	$590	$1,328	$25,878

2009 Compared to 2008

Total noninterest income increased 45.9 percent to $36.7 million in 2009 from $25.1 million in 2008. The increase primarily resulted from (1) increased gains on sales of loans and ancillary fees associated with higher loan originations in the Mortgage Banking segment in 2009, (2) higher bank card interchange fees and a fee received in connection with a change in the debit card processor in the Retail Banking segment and (3) 2009 not having the $1.6 million other-than-temporary impairment in the Corporation’s holdings of perpetual preferred stock of Fannie Mae and Freddie Mac that was recognized in 2008. The increase was offset in part by a $573,000 decline in overdraft fees at the Retail Banking segment as a result of economic conditions over the past year, which have heightened customer sensitivity to incurring such fees.

2008 Compared to 2007

Total noninterest income declined 2.8 percent to $25.1 million in 2008 in relation to 2007. The decrease primarily resulted from a $1.6 million other-than-temporary impairment in the Corporation’s holdings of perpetual preferred stock of Fannie Mae and Freddie Mac, as previously described. The impairment charge in the Other segment offset increases in other income in the Retail Banking and Mortgage Banking segments. Noninterest income at the Retail Banking segment increased during 2008 as a result of higher customer usage and a pricing increase in the Bank’s overdraft protection program, higher usage of bank card and ATM services, a higher number of investment securities calls at premium call rates, gains on sales of pre-refunded available-for-sale securities and a gain on the sale of the Bank’s credit card portfolio. Noninterest income at the Mortgage Banking segment increased during 2008 as a result of higher gains on sales of loans, which was attributable to higher profit margins on loans originated and sold. The increase in gains was offset in part by lower volume-dependent ancillary fees.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2009
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$13,881	$15,381	$5,183	$673	$35,118
Occupancy expense	3,471	1,808	408	27	5,714
Other expenses	9,001	7,566	2,305	463	19,335

Total noninterest expense	$26,353	$24,755	$7,896	$1,163	$60,167

	Year Ended December 31, 2008
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$13,378	$8,889	$4,662	$795	$27,724
Occupancy expense	3,628	1,962	416	25	6,031
Other expenses	6,299	6,536	2,299	431	15,565

Total noninterest expense	$23,305	$17,387	$7,377	$1,251	$49,320

	Year Ended December 31, 2007
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$14,626	$11,095	$4,317	$749	$30,787
Occupancy expense	3,780	1,868	384	26	6,058
Other expenses	4,811	4,222	2,086	407	11,526

Total noninterest expense	$23,217	$17,185	$6,787	$1,182	$48,371

2009 Compared to 2008

Total noninterest expense increased 22.0 percent to $60.2 million in 2009 as compared to $49.3 million in 2008. The Mortgage Banking segment reported higher variable personnel and operating expenses as a result of the increase in loan production in 2009, as well as a $1.4 million increase in the provision for indemnification losses. The Retail Banking segment reported higher operating expense predominantly arising from a $973,000 increase in FDIC deposit insurance premiums, including the special assessment in 2009 to help replenish the DIF, and a $2.2 million increase in foreclosed property expenses and write-downs in 2009. Increases in personnel costs and operating expenses at the Consumer Finance segment during 2009 resulted from staff additions to support loan growth and operating expenses associated with loan production.

2008 Compared to 2007

Total noninterest expense increased 2.0 percent to $49.3 million in 2008 in relation to 2007. The increase at the Retail Banking segment included the effects of higher assessments for deposit insurance resulting from the FDIC’s implementation of its amended assessment system, higher expenses associated with the enhancement of our internet banking service, and higher loan and foreclosed properties expenses associated with nonperforming assets. These increases were offset in part by lower salaries and benefits resulting from personnel reductions and lower bonuses. The increase at the Mortgage Banking segment included the effects of a write-down in the carrying value of certain foreclosed properties, an increase in the provision for estimated indemnification losses, and higher legal expenses related to troubled loans. These increases were offset in part by lower production-based salaries and bonuses. The increase at the Consumer Finance segment included the effects of higher personnel costs and operating expenses to support growth and technology enhancements.

INCOME TAXES

Applicable income taxes on 2009 earnings amounted to $1.9 million, resulting in an effective tax rate of 26.0 percent, compared with $617,000, or 12.9 percent, in 2008 and $3.3 million, or 28.3 percent, in 2007. The increase in the effective rate in 2009 in relation to 2008 resulted from higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes, which was offset in part by the increase in the Bank’s municipal bond portfolio, which generates tax-exempt interest income. The decrease in the effective rate in 2008 in relation to 2007 resulted from higher tax-exempt income on securities and loans as a percentage of pretax income.

ASSET QUALITY

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance, beginning of period	$19,806	$15,963	$14,216	$13,064	$11,144
Provision for loan losses:
Retail Banking	6,400	2,300	280	(250)	400
Mortgage Banking	563	796	120	—	—
Consumer Finance	11,600	10,670	6,730	4,875	5,120

Total provision for loan losses	18,563	13,766	7,130	4,625	5,520
Loans charged off:
Real estate—residential mortgage	1,655	179	34	32	—
Real estate—construction	2,234	—	—	—	—
Commercial, financial and agricultural	1,110	211	2	97	20
Consumer	190	362	187	229	227
Consumer Finance	10,988	10,807	7,077	4,735	4,738

Total loans charged off	16,177	11,559	7,300	5,093	4,985
Recoveries of loans previously charged off:
Real estate—residential mortgage	3	—	1	1	—
Real estate—construction	11	—	—	—	—
Commercial, financial and agricultural	27	14	125	69	49
Consumer	63	97	114	146	57
Consumer Finance	1,731	1,525	1,677	1,404	1,279

Total recoveries	1,835	1,636	1,917	1,620	1,385

Net loans charged off	14,342	9,923	5,383	3,473	3,600

Allowance, end of period	$24,027	$19,806	$15,963	$14,216	$13,064

Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.09%	.14%	—	.03%	.03%

Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	5.18%	5.46%	3.65%	2.76%	3.33%

During 2009, there was a $1.9 million increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2008, and the provision for loan losses at these combined segments increased $3.9 million in 2009 over 2008. These increases were attributable to the level of nonperforming assets of the combined Retail Banking and Mortgage Banking segments as discussed below. Net charge-offs for these combined segments increased $4.4 million year-over-year, which included write downs at the Bank of several collateral-dependent commercial real estate relationships based on impairment analyses, which indicated that their respective carrying values exceeded the fair market value of the underlying real estate collateral. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $15.0 million at December 31, 2009 from $12.6 million at December 31, 2008, and its provision for loan losses increased $930,000 in 2009 over 2008. The increase in the provision for loan losses was primarily attributable to loan growth and the current overall economic environment. Net charge-offs at the Consumer Finance segment declined slightly during 2009 in relation to 2008 due to modifications in underwriting criteria that had been implemented several years ago, enhanced collection efforts and improved resale values of repossessed vehicles. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment persists at or near current levels and if weakening consumer demand for automobiles results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

Loan Loss Allowance Methodology – Retail Banking and Mortgage Banking. We conduct an analysis of the loan portfolio on a regular basis. We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses. The review process generally begins with loan officers or management identifying problem loans to be reviewed on an individual basis for impairment. In addition to these loans, all substandard commercial, construction and residential loans in excess of $500,000 are evaluated for individual impairment testing. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. We then establish a specific allowance based on the difference between the carrying value of the loan and its estimated fair value. We segregate the loans meeting the criteria for special mention, substandard, doubtful and loss, as well as impaired loans, from performing loans within the portfolio. We then group loans by loan type (e.g., commercial, consumer) and by risk rating (e.g., substandard, doubtful). We assign each loan type an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category. We assign classified loans a higher allowance factor than non-rated loans within a particular loan type based on our concerns regarding collectibility or our knowledge of particular elements surrounding the borrower. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history and our judgment based on the overall analysis of the lending environment including the general economic conditions. The allowance for loan losses is the aggregate of specific allowances, the calculated allowance required for classified loans by category and the general allowance for each portfolio type.

In conjunction with the methodology described above, we consider the following risk elements that are inherent in the loan portfolio:

•	Residential real estate loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

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

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	2009	2008	2007	2006	2005
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$1,295	$1,576	$684	$502	$402
Real estate—construction	281	483	267	136	202
Commercial, financial and agricultural[1]	7,022	4,752	3,384	3,031	3,776
Equity lines	211	167	143	134	124
Consumer	267	220	265	326	214
Consumer finance	14,951	12,608	11,220	9,890	8,346
Unallocated	—	—	—	197	—

Balance, December 31	$24,027	$19,806	$15,963	$14,216	$13,064

Ratio of loans to total year-end loans:
Real estate—residential mortgage	23%	22%	20%	22%	20%
Real estate—construction	2	4	5	2	4
Commercial, financial and agricultural[1]	39	42	43	44	45
Equity lines	5	4	4	5	5
Consumer	1	1	1	2	2
Consumer finance	30	27	27	25	24

	100%	100%	100%	100%	100%

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Nonperforming Assets

Table 7 summarizes nonperforming assets at December 31, of each of the past five years.

TABLE 7: Nonperforming Assets

Retail Banking and Mortgage Banking

(Dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans*-Retail Banking	$4,812	$17,222	$495	$955	$4,083
Nonaccrual loans*-Mortgage Banking	204	1,460	732	—	—
OREO**-Retail Banking	12,360	1,370	—	—	—
OREO**-Mortgage Banking	440	596	—	—	—

Total nonperforming assets	$17,816	$20,648	$1,227	$955	$4,083

Accruing loans* past due for 90 days or more	$451	$3,517	$578	$1,629	$3,826

Total loans*	$447,592	$480,438	$441,648	$399,195	$366,962

Allowance for loan losses	$9,076	$7,198	$4,743	$4,326	$4,718

Nonperforming assets to total loans* and OREO**	3.87%	4.28%	0.28%	0.24%	1.11%
Allowance for loan losses to total loans*	2.03	1.50	1.07	1.08	1.29
Allowance for loan losses to nonaccrual loans*	180.94	38.53	386.55	452.98	115.56

*	Loans exclude Consumer Finance segment loans presented below.
**	Other real estate owned (OREO) is recorded at its fair market value less cost to sell.

Consumer Finance

(Dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans	$387	$798	$1,388	$880	$1,819

Accruing loans past due for 90 days or more	$—	$—	$—	$8	$26

Total loans	$189,439	$172,385	$160,196	$132,864	$111,141

Allowance for loan losses	$14,951	$12,608	$11,220	$9,890	$8,346

Nonaccrual consumer finance loans to total consumer finance loans	0.20%	0.46%	0.87%	0.66%	1.64%

Allowance for loan losses to total consumer finance loans	7.89%	7.31%	7.00%	7.44%	7.51%

Nonperforming assets of the Retail Banking segment totaled $17.2 million at December 31, 2009 compared to $18.6 million at December 31, 2008. While there was a slight decrease of $1.4 million overall, the composition of the Bank’s nonperforming assets shifted from nonaccrual loans to other real estate owned (OREO) assets. As nonaccrual loans were charged-off during 2009, the Bank foreclosed and took possession of the underlying collateral. The largest components of the Bank’s nonaccrual loans are three commercial relationships and one individual borrower aggregating $4.3 million, which are secured by residential real estate, and for which specific reserves totaling $1.1 million have been established. We believe we have provided adequate loan loss reserves based on current appraisals of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. Nonaccrual loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. At December 31, 2009, the Bank’s nonaccrual loans, as presented in Table 7: Nonperforming Assets, included $277,000 of TDRs. TDRs that were performing in accordance with their modified terms and excluded from nonperforming loans in Table 7: Nonperforming Loans, were $2.8 million at December 31, 2009. There were no TDRs prior to 2009. The largest component of the Bank’s foreclosed properties is $11.04 million of residential properties associated with five commercial relationships. These properties have been written down to their estimated fair values based upon current appraisals less selling costs. As with nonaccrual loans, in some cases appraisals were adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors.

Nonperforming assets of the Mortgage Banking segment totaled $644,000 at December 31, 2009 compared to $2.1 million at December 31, 2008. This decrease resulted from sales of OREO, loan charge-offs and write-downs of the carrying value of foreclosed properties to their fair values less costs to sell.

We have increased our allowance as a percentage of total loans at the combined Retail Banking and Mortgage Banking segments largely as a result of the sustained deterioration in the economy, in particular the housing market. We may continue to make adjustments to the allowance level in the future based upon changes in our portfolios and general economic conditions.

Nonaccrual loans at the Consumer Finance segment have declined from $798,000 at December 31, 2008 to $387,000 at December 31, 2009. Nonetheless, the allowance for loan losses increased from $12.6 million at December 31, 2008 to $15.0 million at December 31, 2009, and the ratio of the allowance for loan losses to total consumer finance loans increased 58 basis points, as a result of loan growth and our concern about general employment levels and economic conditions. The Consumer Finance segment’s loan portfolio could be immediately adversely affected by the ongoing effects of the economic recession. High unemployment levels, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans could increase the level of charge-offs. We may make adjustments to our allowance level in the future based upon changes in our loan portfolio and general economic conditions.

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

We generally place loans at the Retail Banking, Mortgage Banking and Consumer Finance segments on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if we determine we have adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. We would have recorded additional gross interest income of $668,000 for 2009, $439,000 for 2008 and $56,000 for 2007 if nonaccrual loans had been current throughout these periods. Interest received on nonaccrual loans was $13,000 in 2009, $23,000 in 2008 and $219,000 in 2007.

At the Consumer Finance segment, the automobile repossession process is generally initiated after a loan becomes more than 60 days delinquent. Repossessions are handled by independent repossession firms once engaged by C&F Finance. After the prescribed waiting period, the repossessed automobile is sold in a third-party auction. We credit the proceeds from the sale of the automobile, and any other recoveries, against the balance of the loan. Proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the loan, and the resulting deficiency is charged off. The charge-off represents the difference between the actual net sale proceeds minus collections and repossession expenses and the principal balance of the delinquent loan. C&F Finance pursues collection of deficiencies when it deems such action to be appropriate.

We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collectibility of all amounts due. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. The balance of impaired loans was $5.0 million and $16.8 million at December 31, 2009 and 2008, respectively, for which there was a $1.1 million and $940,000 specific valuation allowance at December 31, 2009 and 2008, respectively. The average balance of impaired loans was $12.4 million for 2009, $5.8 million for 2008 and $557,000 for 2007.

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

At December 31, 2009, the Corporation had total assets of $888.4 million compared to $855.7 million at December 31, 2008. The increase was principally a result of increases in interest-earning deposits in other banks, investment securities available for sale, loans held for investment at C&F Finance and other assets including the amount prepaid to the FDIC for insurance premiums through 2012 and the growth in the Corporation’s deferred tax asset. These increases were offset in part by a decline in loans held for investment at the Bank and loans held for sale at C&F Mortgage.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Retail Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans sold to third-party investors. At December 31, 2009, the Corporation’s loans held for investment in all categories totaled $637.0 million and loans held for sale totaled $28.8 million.

Tables 8 and 9 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 8: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Real estate—residential mortgage	$147,850	$141,341	$122,705	$115,557	$96,423
Real estate—construction	14,053	28,286	26,719	13,650	20,222
Commercial, financial, and agricultural[1]	245,759	272,164	257,951	236,157	216,081
Equity lines	32,220	29,136	25,282	24,880	24,662
Consumer	7,710	9,511	8,991	8,951	9,574
Consumer finance	189,439	172,385	160,196	132,864	111,141

Total loans	637,031	652,823	601,844	532,059	478,103
Less allowance for loan losses	(24,027)	(19,806)	(15,963)	(14,216)	(13,064)

Total loans, net	$613,004	$633,017	$585,881	$517,843	$465,039

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

TABLE 9: Maturity/Repricing Schedule of Loans

	December 31, 2009
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$120,156	$8,978
1 to 5 years	—	—
After 5 years	—	—
Fixed Rate:
Within 1 year	$19,914	$5,075
1 to 5 years	71,139	—
After 5 years	34,550	—

The decline in total loans occurred primarily in the consumer real estate-construction and commercial categories as a result of the slowdown in new residential construction, coupled with the foreclosure of residential real estate securing several commercial relationships.

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

Residential Mortgage Lending – Held for Sale

The Mortgage Banking segment’s guidelines for underwriting conventional conforming loans comply with the underwriting criteria established by Fannie Mae, Freddie Mac and/or the applicable third party investor. The guidelines for non-conforming conventional loans are based on the requirements of private investors and information provided by third-party investors. The guidelines used by C&F Mortgage to originate FHA-insured and VA-guaranteed loans comply with the criteria established by HUD, the VA and/or the applicable third party investor. The conventional loans that C&F Mortgage originates or purchases that have loan-to-value ratios greater than 80 percent at origination are generally insured by private mortgage insurance. The borrower pays the cost of the insurance.

Residential Mortgage Lending – Held for Investment

The Retail Banking segment originates residential mortgage loans secured by properties located in its primary market area in southeastern and central Virginia. The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 20, 25 and 30 years but subject to call after five years at the option of the Bank.

Loans associated with residential mortgage lending are included in the real estate—residential mortgage category in Table 8: Summary of Loans Held for Investment.

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

Loans associated with construction lending are included in the real estate—construction category in Table 8: Summary of Loans Held for Investment.

Consumer Lot Lending

Consumer lot loans are loans made to individuals for the purpose of acquiring an unimproved building site for the construction of a residence that generally will be occupied by the borrower. Consumer lot loans are made only to individual borrowers, and each borrower generally must certify his or her intention to build and occupy a single-family residence on the lot. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is fixed or variable at a rate that is slightly higher than prevailing rates for one-to-four family residential mortgage loans. We do not believe consumer lot loans bear as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community. The Bank also purchases lot loans originated by C&F Mortgage. These loans must satisfy the Bank’s underwriting criteria, including loan-to-value and credit score guidelines.

Loans associated with consumer lot lending are included in the real estate—construction category in Table 8: Summary of Loans Held for Investment.

Commercial Real Estate Lending

The Bank’s commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties. The Bank’s present policy is generally to restrict the making of commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. However, the Bank also will consider making commercial real estate loans under the following two conditions. First, the Bank will consider making commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Bank. Second, the Bank will consider making commercial real estate loans to creditworthy borrowers who have substantially pre-leased the improvements to high-caliber tenants.

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

In recent years, the Bank has structured some of its commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and the Bank’s assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, the Bank usually offers a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to 25 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. We believe these loan terms give the Bank some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide the Bank with an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with the Bank’s asset and liability management strategies.

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

Loans associated with commercial real estate lending are included in the commercial, financial and agricultural category in Table 8: Summary of Loans Held for Investment.

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

Loans associated with land acquisition and development lending are included in the commercial, financial and agricultural category in Table 8: Summary of Loans Held for Investment.

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

Loans associated with commercial business lending are included in the commercial, financial and agricultural category in Table 8: Summary of Loans Held for Investment.

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

Loans associated with home equity and second mortgage lending are included in the equity lines category in Table 8: Summary of Loans Held for Investment.

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

Loans associated with consumer lending are included in the consumer category in Table 8: Summary of Loans Held for Investment.

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

Loans associated with automobile sales finance are included in the consumer finance category in Table 8: Summary of Loans Held for Investment.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.

Table 10 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 10: Securities Available for Sale

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$9,743	9%	$11,162	11%
Mortgage-backed securities	2,709	2	2,318	2
Obligations of states and political subdivisions	104,867	88	85,511	85

Total debt securities	117,319	99	98,991	98
Preferred stock	1,251	1	1,612	2

Total available for sale securities	$118,570	100%	$100,603	100%

Growth in debt securities occurred in the Bank’s portfolio of obligations of states and political subdivisions as a result of the Bank’s strategy to increase the securities portfolio as a percentage of total assets.

Table 11 presents additional information pertaining to the composition of the securities portfolio by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 11: Maturity of Securities

	Year Ended December 31,
	2009		2008		2007
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$4,534	2.90%	$2,000	5.14%	$250	3.50%
Maturing after 1 year, but within 5 years	3,616	3.62	—	—	1,998	4.19
Maturing after 5 years, but within 10 years	—	—	1,249	5.73	2,973	5.61
Maturing after 10 years	1,622	5.56	7,859	5.67	2,225	6.16

Total U.S. government agencies and corporations	9,772	3.61	11,108	5.58	7,446	5.32

Mortgage backed securities:
Maturing within 1 year	686	4.32	162	4.24	154	5.34
Maturing after 1 year, but within 5 years	1,137	4.12	1,105	4.53	1,622	4.64
Maturing after 5 years, but within 10 years	805	4.43	—	—	—	—
Maturing after 10 years	—	—	997	5.95	—	—

Total mortgage backed securities	2,628	4.27	2,264	5.13	1,776	4.64

States and municipals:[1]
Maturing within 1 year	7,463	6.24	11,106	6.60	4,005	5.32
Maturing after 1 year, but within 5 years	22,338	5.95	21,618	6.09	18,595	6.24
Maturing after 5 years, but within 10 years	46,606	6.29	36,223	6.31	28,167	6.47
Maturing after 10 years	26,690	6.30	16,895	6.28	16,442	6.21

Total states and municipals	103,097	6.22	85,842	6.29	67,209	6.27

Total securities:[2]
Maturing within 1 year	12,683	4.94	13,268	6.35	4,409	5.21
Maturing after 1 year, but within 5 years	27,091	5.56	22,723	6.02	22,215	5.93
Maturing after 5 years, but within 10 years	47,411	6.26	37,472	6.30	31,140	6.39
Maturing after 10 years	28,312	6.26	25,751	6.09	18,667	6.21

Total securities	$115,497	5.95%	$99,214	6.18%	$76,431	6.14%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]

Total securities excludes preferred stock at amortized cost of $1.3 million at December 31, 2009, $1.6 million at December 31, 2008 and $4.0 million at December 31, 2007 (estimated fair value of $1.3 million at December 31, 2009, $1.6 million at December 31, 2008 and $3.9 million at December 31, 2007).

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $606.6 million at December 31, 2009, compared to $550.7 million at December 31, 2008, with the increase primarily due to a $45.6 million increase in time deposits. The increase in noninterest-bearing demand and lower-costing transaction accounts occurred due to our deposit strategies that emphasize retention of multi-service customer relationships. Growth in time deposits occurred in the shorter-term time deposits of municipalities and retail depositors through-out our branch network. The increase in time deposits for our retail depositors was a result of overall growth at the branches and the fact that many customers are holding cash to maintain flexibility in their investing options due to the volatility in the stock market. The Corporation had no brokered certificates of deposit outstanding at December 31, 2009, compared to $10.0 million outstanding at December 31, 2008.

Table 12 presents the average deposit balances and average rates paid for the years 2009, 2008 and 2007.

TABLE 12: Average Deposits and Rates Paid

	Year Ended December 31,
	2009		2008		2007
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$85,811		$83,533		$84,365

Interest-bearing transaction accounts	86,478	0.74%	82,560	1.01%	82,109	1.11%
Money market deposit accounts	66,562	1.54	68,406	2.48	51,624	2.97
Savings accounts	41,449	0.11	42,445	0.25	45,452	0.66
Certificates of deposit, $100 thousand or more	119,246	2.88	99,726	4.10	99,653	4.73
Other certificates of deposit	176,657	2.93	167,849	3.94	169,431	4.41

Total interest-bearing deposits	490,392	2.10%	460,986	2.89%	448,269	3.33%

Total deposits	$576,203		$544,519		$532,634

Table 13 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2009.

TABLE 13: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2009
3 months or less	$15,795
3-6 months	24,784
6-12 months	49,514
Over 12 months	52,944

Total	$143,037

BORROWINGS

In addition to deposits, the Corporation utilizes short-term borrowings from the Federal Reserve Bank, and to a lesser extent the FHLB, to fund its day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB, advances under a non-recourse revolving bank line of credit and securities sold under agreements to repurchase with a third-party broker. All FHLB advances are secured by a blanket floating lien on all of the Bank’s qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance. The repurchase agreement is secured by a portion of the Bank’s securities portfolio.

In December, 2007, Trust II, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust II is $10.3 million of the Corporation’s trust preferred capital notes. In July 2005, Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust I is $10.3 million of the Corporation’s trust preferred capital notes. For further information concerning the Corporation’s borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 8: Borrowings.”

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $74.0 million at December 31, 2009 and $75.0 million at December 31, 2008.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $8.9 million at December 31, 2009 and $7.8 million at December 31, 2008.

At December 31, 2009, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $47.7 million and loans held for sale of $28.8 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $76.4 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of loss due to borrower misrepresentation, fraud or early default. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. We include recourse considerations in our calculation of the Corporation’s capital adequacy. Payments made under these recourse provisions were $554,000 in 2009, $600,000 in 2008 and $84,000 in 2007. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $67.7 million at December 31, 2009. The Corporation’s funding sources consist of (1) federal funds lines with correspondent banks totaling $36.0 million that had no outstanding balance as of December 31, 2009, (2) a $93.5 million line with the FHLB that had $52.5 million outstanding as of December 31, 2009, (3) a $120.0 million revolving line of credit with a third-party bank that had $81.6 million outstanding as of December 31, 2009 and (4) a $65.2 million line with the Federal Reserve Bank that had $5.0 million outstanding as of December 31, 2009. We have no reason to believe these arrangements will not be renewed at maturity.

Certificates of deposit of $100,000 or more, maturing in less than a year, totaled $90.1 million at December 31, 2009; certificates of deposit of $100,000 or more, maturing in more than one year, totaled $52.9 million. The following table presents the Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2009:

CONTRACTUAL OBLIGATIONS

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank lines of credit	$81,630	$—	$81,630	$—	$—
FHLB advances[1]	52,500	—	17,500	12,500	22,500
Federal Reserve Bank borrowings	5,000	5,000	—	—	—
Trust preferred capital notes	20,620	—	—	—	20,620
Securities sold under agreements to repurchase	11,082	6,082	—	—	5,000
Operating leases	2,432	1,091	1,210	131	—

Total	$173,264	$12,173	$100,340	$12,631	$48,120

[1]

FHLB advances include convertible advances of $17.5 million maturing in 2012, $12.5 million maturing in 2014, $17.5 million maturing in 2017 and $5.0 million maturing in 2018. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances prior to their respective conversion dates, if the FHLB does not convert the advance on the conversion date, or, after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 8: Borrowings.”

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

While we will continue to look for opportunities to invest capital in profitable growth, share purchases are another tool that facilitates improving shareholder return, as measured by ROE and earnings per share. However, in connection with the Corporation’s participation in the Capital Purchase Program, as previously described, certain limitations on the Corporation’s ability to repurchase its common stock have been imposed. For more information on these restrictions, see Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share.”

The Corporation’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier 1 capital to risk-weighted assets ratio was 14.6 percent at December 31, 2009, compared with 10.8 percent at December 31, 2008. The total capital to risk-weighted assets ratio was 15.9 percent at December 31, 2009, compared with 12.3 percent at December 31, 2008. The Tier 1 leverage ratio was 11.5 percent at December 31, 2009, compared with 8.9 percent at December 31, 2008. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued in December 2007 and July 2005, as well as the $20.0 million of Series A Preferred Stock sold to the Treasury under its Capital Purchase Program in January 2009, in Tier 1 capital for regulatory capital adequacy determination purposes.

Shareholders’ equity was $88.9 million at year-end 2009 compared with $64.9 million at year-end 2008. During 2009, the Corporation declared common stock dividends of $1.06 per share, compared to $1.24 per share declared in 2008 and in 2007. The dividend payout ratio, based on net income available to common shareholders, was 73.5 percent in 2009, 89.8 percent in 2008 and 44.5 percent in 2007.

We are not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures for the year ended December 31, 2008 throughout this Form 10-K, which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion from net income of significant impairment charges, net of tax benefit, recognized in 2008 permits a comparison of results for ongoing business operations, and it is on this basis that we internally assess the Corporation’s performance and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-K enhance investors’ understandings of the Corporation’s performance, these non-GAAP financial measures should not be considered an alternative to GAAP financial measures.

Reconciliation of Certain Non-GAAP Financial Measures

(Dollars in thousands, except for per share data)	*	For the Year Ended December 31, 2008
Net Income and Earnings Per Share
Net income available to common shareholders (GAAP)	A	$4,181
Other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock, net of income tax benefit (GAAP)		976

Net income, excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B	$5,157

Weighted average shares – assuming dilution (GAAP)	C	3,058
Weighted average shares – basic (GAAP)	D	3,028
Earnings per share – assuming dilution
GAAP	A/C	$1.37
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B/C	$1.69
Earnings per share – basic
GAAP	A/D	$1.38
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B/D	$1.70

Return on Average Assets
Average assets (GAAP)	E	$819,999
Return on average assets
GAAP	A/E	0.51%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B/E	0.63%

Return on Average Common Equity
Average common equity (GAAP)	F	$65,402
Return on average common equity
GAAP	A/F	6.39%
Excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock	B/F	7.89%

Other and Eliminations Segment
Net income (loss) (GAAP)		$(1,694)
Other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock, net of income tax benefit (GAAP)		976

Net income (loss), excluding other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stock		$(718)

*	The letters included in this column are provided to show how the various ratios presented in the Reconciliation of Certain Non-GAAP Financial Measures are calculated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation did not have any outstanding hedging transactions, such as interest rate swaps, floors or caps, at December 31, 2009.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2009, indicate that the Corporation would expect net interest income to decrease over the next twelve months 2.59 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 0.50 percent if rates shifted upward in the same manner.

1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net Interest Income for the Year Ended December 31, 2010
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(1,364)	(2.59)%
+200 BP shock	$262	0.50%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2009 indicate that the EVE would increase 5.81 percent assuming an immediate downward shift in market interest rates of 200 BP and would decrease 13.14 percent if rates shifted upward in the same manner.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$5,965	5.81%
+200 BP shock	$(13,499)	(13.14)%

In the net interest income simulation above, net interest increases over the next twelve months in the event of an immediate upward shift in interest rates, but declines in the event of an immediate downward shift in interest rates. In a rising rate environment, the Corporation’s assets would reprice quicker than what the Corporation pays on its borrowings and deposits primarily due to the shorter maturity or repricing dates of its cash equivalents and loan portfolios. However, in a falling rate environment the simulation assumes that adjustable-rate assets will continue to reprice downward, subject to floors on certain loans, and fixed-rate assets with prepayment or callable options will reprice at lower rates while certain deposits cannot reprice any lower.

The EVE analysis above indicates a decline in the EVE in an immediate upward shift in interest rates, but an increase in the EVE in an immediate downward shift in interest rates. Given the longer time horizon of the analysis, the Corporation’s assets would take longer to reprice than what the Corporation pays on its borrowings and due to the longer maturity or repricing dates of its investment and loan portfolios as compared to time deposits and borrowings.

At C&F Mortgage, we enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 days to 90 days. The Corporation protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, the Corporation is obligated to sell the loan to the purchaser, and the investor is obligated to purchase the loan, only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except for share and per share amounts)	2009	2008
Assets
Cash and due from banks	$8,434	$9,727
Interest-bearing deposits in other banks	29,627	161

Total cash and cash equivalents	38,061	9,888
Securities—available for sale at fair value, amortized cost of $116,774 and $100,778, respectively	118,570	100,603
Loans held for sale, net	28,756	37,042
Loans, net of allowance for loan losses of $24,027 and $19,806, respectively	613,004	633,017
Federal Home Loan Bank stock, at cost	3,887	5,284
Corporate premises and equipment, net	29,490	31,131
Other real estate owned, net of valuation allowance of $2,402 and $73, respectively	12,800	1,967
Accrued interest receivable	5,408	5,096
Goodwill	10,724	10,724
Other assets	27,730	20,905

Total assets	$888,430	$855,657

Liabilities
Deposits
Noninterest-bearing demand deposits	$83,708	$77,634
Savings and interest-bearing demand deposits	208,388	204,193
Time deposits	314,534	268,898

Total deposits	606,630	550,725
Short-term borrowings	11,082	56,024
Long-term borrowings	139,130	142,816
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,569	1,921
Other liabilities	20,523	18,694

Total liabilities	799,554	790,800

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 and 0 shares issued and outstanding, respectively)	20	—
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,067,666 and 3,037,441 shares issued and outstanding, respectively)	3,009	2,992
Additional paid-in capital	21,210	551
Retained earnings	63,669	62,361
Accumulated other comprehensive income (loss), net	968	(1,047)

Total shareholders’ equity	88,876	64,857

Total liabilities and shareholders’ equity	$888,430	$855,657

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007
Interest income
Interest and fees on loans	$60,116	$59,853	$60,938
Interest on money market investments	6	28	443
Interest and dividends on securities
U.S. government agencies and corporations	418	542	296
Tax-exempt obligations of states and political subdivisions	4,208	3,192	2,608
Corporate bonds and other	223	515	540

Total interest income	64,971	64,130	64,825

Interest expense
Savings and interest-bearing deposits	1,711	2,638	2,747
Certificates of deposit, $100 thousand or more	3,433	4,088	4,714
Other time deposits	5,174	6,614	7,469
Borrowings	4,071	6,749	7,724
Trust preferred capital notes	1,070	1,306	724

Total interest expense	15,459	21,395	23,378

Net interest income	49,512	42,735	41,447
Provision for loan losses	18,563	13,766	7,130

Net interest income after provision for loan losses	30,949	28,969	34,317

Noninterest income
Gains on sales of loans	24,976	16,693	15,833
Service charges on deposit accounts	3,303	3,907	3,684
Other service charges and fees	5,018	3,721	4,020
Net gains on calls and sales of available for sale securities	22	234	21
Other-than-temporary impairment of available for sale securities	—	(1,575)	—
Other income	3,370	2,169	2,320

Total noninterest income	36,689	25,149	25,878

Noninterest expenses
Salaries and employee benefits	35,118	27,724	30,787
Occupancy expenses	5,714	6,031	6,058
Other expenses	19,335	15,565	11,526

Total noninterest expenses	60,167	49,320	48,371

Income before income taxes	7,471	4,798	11,824
Income tax expense	1,945	617	3,344

Net income	5,526	4,181	8,480
Effective dividends on preferred stock	1,130	—	—

Net income available to common shareholders	$4,396	$4,181	$8,480

Earnings per common share—basic	$1.44	$1.38	$2.77

Earnings per common share—assuming dilution	$1.44	$1.37	$2.67

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2006	$—	$3,159	$324	$64,402	$121	$68,006
Comprehensive income:
Net income	—	—	—	8,480	—	8,480
Other comprehensive income (loss), net	—	—	—	—	—
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	301
Unrealized holding losses on securities, net of reclassification adjustment	—	—	—	—	(225)

Other comprehensive income, net	—	—	—	—	76	76

Comprehensive income	—	—	—	—	—	8,556
Purchase of common stock	—	(204)	(1,166)	(7,065)	—	(8,435)
Stock options exercised	—	24	543	—	—	567
Share-based compensation	—	—	299	—	—	299
Cash dividends paid ($1.24 per share)	—	—	—	(3,769)	—	(3,769)

Balance December 31, 2007	—	2,979	—	62,048	197	65,224
Comprehensive income:
Net income	—	—	—	4,181	—	4,181
Other comprehensive loss, net	—	—	—	—	—
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	(591)
Unrealized holding losses on securities, net of reclassification adjustment	—	—	—	—	(653)

Other comprehensive loss, net	—	—	—	—	(1,244)	(1,244)

Comprehensive income	—	—	—	—	—	2,937
Purchase of common stock	—	(1)	(39)	—	—	(40)
Stock options exercised	—	14	298	—	—	312
Share-based compensation	—	—	292	—	—	292
Reduction due to change in pension measurement date	—	—	—	(114)	—	(114)
Cash dividends paid ($1.24 per share)	—	—	—	(3,754)	—	(3,754)

Balance December 31, 2008	—	2,992	551	62,361	(1,047)	64,857
Comprehensive income:
Net income	—	—	—	5,526	—	5,526
Other comprehensive income, net	—	—	—	—	—
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	734
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	1,281

Other comprehensive income, net	—	—	—	—	2,015	2,015

Comprehensive income	—	—	—	—	—	7,541
Stock options exercised	—	17	309	—	—	326
Share-based compensation	—	—	318	—	—	318
Issuance of preferred stock and warrant	20	—	19,894	—	—	19,914
Accretion of preferred stock discount	—	—	138	(138)	—	—
Cash dividends paid – common stock ($1.06 per share)	—	—	—	(3,230)	—	(3,230)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(850)	—	(850)

Balance December 31, 2009	$20	$3,009	$21,210	$63,669	$968	$88,876

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Operating activities:
Net income	$5,526	$4,181	$8,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,067	2,381	2,563
Deferred income taxes	(3,477)	(2,672)	(1,112)
Provision for loan losses	18,563	13,766	7,130
Provision for other real estate owned losses	2,614	296	—
Share-based compensation	318	292	299
Accretion of discounts and amortization of premiums on securities, net	172	55	50
Net realized gain on securities	(22)	(234)	(21)
Net realized loss on sale of other real estate owned	93	8	—
Other-than-temporary impairment of securities	—	1,575	—
Origination of loans held for sale	(1,063,108)	(749,177)	(828,379)
Sale of loans	1,071,394	746,218	847,800
Change in other assets and liabilities:
Accrued interest receivable	(312)	(27)	(637)
Other assets	(4,579)	1,637	(1,106)
Accrued interest payable	(352)	(194)	200
Other liabilities	2,944	2,912	(1,554)

Net cash provided by operating activities	31,841	21,017	33,713

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	23,139	18,516	6,189
Purchase of securities available for sale	(39,286)	(40,265)	(20,235)
Net redemptions (purchases) of FHLB stock	1,397	(897)	(2,294)
Investment in statutory trust	—	—	(310)
Net increase in customer loans	(15,424)	(64,163)	(75,168)
Proceeds from sales of other real estate owned	3,495	990	—
Purchases of corporate premises and equipment, net	(426)	(658)	(2,228)

Net cash used in investing activities	(27,105)	(86,477)	(94,046)

Financing activities:
Net increase (decrease) in demand, interest-bearing demand and savings deposits	10,269	17,205	(14,088)
Net increase in time deposits	45,636	5,949	8,824
Net (decrease) increase in borrowings	(48,628)	43,413	50,681
Issuance of trust preferred capital notes	—	—	10,310
Issuance of preferred stock	19,914	—	—
Purchases of common stock	—	(40)	(8,435)
Proceeds from exercise of stock options	326	312	567
Cash dividends	(4,080)	(3,754)	(3,769)

Net cash provided by financing activities	23,437	63,085	44,090

Net increase (decrease) in cash and cash equivalents	28,173	(2,375)	(16,243)
Cash and cash equivalents at beginning of year	9,888	12,263	28,506

Cash and cash equivalents at end of year	$38,061	$9,888	$12,263

Supplemental disclosure
Interest paid	$15,811	$21,589	$23,178
Income taxes paid	4,231	3,116	4,087
Supplemental disclosure of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$1,970	$(1,005)	$(347)
Loans transferred to other real estate owned	(16,874)	(3,261)	—
Pension adjustment	1,129	(909)	463

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation and its wholly owned subsidiary, Citizens and Farmers Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I and C&F Financial Statutory Trust II, which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation. The accounting and reporting policies of C&F Financial Corporation and subsidiary (the Corporation) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and to predominant practices within the banking industry.

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

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Title Agency, Inc., C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC and Certified Appraisals LLC, provides ancillary mortgage loan production services, such as loan settlements, title searches and residential appraisals. C&F Finance, acquired on September 1, 2002, is a regional finance company providing automobile loans. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Business segment data is presented in Note 17.

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the allowance for indemnifications, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Significant Group Concentrations of Credit Risk: Substantially all of the Corporation’s lending activities are with customers located in Virginia, Maryland, Tennessee and North Carolina. At December 31, 2009, 38.6 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 30% of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Note 3 discusses the Corporation’s lending activities. The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. The Corporation does not have any significant securities concentrations in any one industry or to any one issuer. Note 2 discusses the Corporation’s investment activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and interest-bearing deposits in banks, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to $147,000 and $315,000, respectively.

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

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Impairment is measured on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer, residential and certain small commercial loans for impairment disclosures. Consistent with the Corporation’s method for nonaccrual loans, payments on impaired loans are first applied to principal outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses: The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and those loans classified as doubtful, substandard or special mention, and is based on historical loss experience adjusted for qualitative factors, such as current economic conditions.

Off-Balance-Sheet Credit Related Financial Instruments: In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments: The Corporation enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Corporation protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, the Corporation is obligated to sell the loan to the purchaser, and the purchaser is obligated to buy the loan, only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser of a loan (investor) sold by C&F Mortgage incurs a loss due to demonstrated borrower misrepresentation, fraud or early default.

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

Federal Home Loan Bank Stock: Federal Home Loan Bank (FHLB) stock is carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. In addition, such stock is not considered a debt or equity security in accordance with Financial Accounting Standards Board (FASB) Topic 320-10: Investments – Debt and Equity Securities.

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets.

Corporate Premises and Equipment: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is included in income.

Goodwill: Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. The Corporation’s goodwill was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002. The annual test for impairment was completed during the fourth quarter of 2009 and it was determined there was no impairment to be recognized in 2009.

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

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in the balance sheet and recognizes changes in the plan’s funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For the Corporation’s pension plan, the benefit obligation is the projected benefit obligation as of December 31. In addition, enhanced disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation are presented in the notes to financial statements. Valuations in 2009 and 2008 determined that the Corporation’s pension plan was underfunded. As a result, the Corporation recognized pension liabilities of $431,000 at December 31, 2009 and $2.05 million at December 31, 2008, and recognized a net gain of $734,000 in 2009, a net loss of $591,000 in 2008 and a net gain of $301,000 in 2007 as components of other comprehensive income. In addition, the Corporation recognized a net adjustment to retained earnings of $114,000 in 2008 due to the change in the measurement date of the funded status of the plan. The Corporation’s pension plan is described more fully in Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation: Compensation expense for grants of restricted shares is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense for the years ended December 31, 2009, 2008 and 2007 included $318,000 ($197,000 after tax), $292,000 ($181,000 after tax) and $299,000 ($186,000 after tax), respectively, for options and restricted stock granted during 2006 through 2009. As of December 31, 2009, there was $931,000 of unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. The Corporation estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will impact the amount of estimated unamortized compensation expense to be recognized in future periods. The Corporation’s share-based compensation plans are described more fully in Note 13.

Earnings Per Common Share: In June 2008, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share (EPS). The transition guidance requires an entity to retroactively adjust all prior-period EPS computations. The Corporation adopted the two-class method of computing basic and diluted EPS effective January 1, 2009, and has applied it to its EPS calculations for the years ended December 31, 2009, 2008 and 2007 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. The retroactive adjustments made to the EPS computations resulted in a reduction of $0.02 in basic EPS and a reduction of $0.01 in diluted EPS for both 2008 and 2007. EPS calculations are presented in Note 9.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and changes in defined benefit plan assets and liabilities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Corporation’s Consolidated Statements of Shareholders’ Equity. See also Note 9 for further information.

Recent Significant Accounting Pronouncements:

Adoption of New Accounting Standards:

In June 2009, the FASB issued new accounting guidance related to U.S. GAAP (FASB Accounting Standards Codification (FASB ASC) 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation adopted new guidance impacting ASC Topic 805: Business Combinations (“Topic 805”) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material effect on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance affecting Topic 805. This guidance addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material effect on the Corporation’s consolidated financial statements.

In December 2008, the FASB issued new guidance affecting ASC Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 11.

In April 2009, the FASB issued new guidance impacting ASC Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material effect on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting ASC Topic 320-10: Investments – Debt and Equity Securities. This guidance amends U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Corporation did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting ASC Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. This guidance was effective for periods ending after June 15, 2009 and had no effect on the Corporation’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no effect on the Corporation’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material effect on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Not Yet Effective:

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standard (SFAS) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of ASU 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Corporation will adopt the new guidance in 2010 and is evaluating the effect it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17 and updates ASC Topic 810: Consolidation (ASC Topic 810). The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC Topic 810 is effective as of January 1, 2010. The Corporation does not expect the adoption of the new guidance to have a material effect on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Corporation does not expect the adoption of ASU 2010-06 to have a material effect on its consolidated financial statements.

NOTE 2: Securities

Debt and equity securities are summarized as follows:

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. government agencies and corporations	$9,772	$33	$(62)	$9,743
Mortgage-backed securities	2,628	81	—	2,709
Obligations of states and political subdivisions	103,097	2,144	(374)	104,867
Preferred stock	1,277	59	(85)	1,251

	$116,774	$2,317	$(521)	$118,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. government agencies and corporations	$11,108	$59	$(5)	$11,162
Mortgage-backed securities	2,264	54	—	2,318
Obligations of states and political subdivisions	85,842	858	(1,189)	85,511
Preferred stock	1,564	146	(98)	1,612

	$100,778	$1,117	$(1,292)	$100,603

The amortized cost and estimated fair value of securities at December 31, 2009 and 2008, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for Sale
Due in one year or less	$12,683	$12,762	$13,268	$13,281
Due after one year through five years	27,091	27,356	22,723	22,803
Due after five years through ten years	47,411	48,236	37,472	37,227
Due after ten years	28,312	28,965	25,751	25,680
Preferred stock	1,277	1,251	1,564	1,612

	$116,774	$118,570	$100,778	$100,603

Proceeds from the maturities, calls and sales of securities available for sale in 2009 were $23.14 million, resulting in gross realized gains of $48,000 and gross realized losses of $26,000, in 2008 were $18.52 million, resulting in gross realized gains of $253,000 and gross realized losses of $19,000, and in 2007 were $6.19 million, resulting in gross realized gains of $21,000.

The Corporation pledges securities to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements. Securities with an aggregate amortized cost of $87.44 million and an aggregate fair value of $88.90 million were pledged at December 31, 2009. Securities with an aggregate amortized cost of $40.57 million and an aggregate fair value of $40.84 million were pledged at December 31, 2008.

Securities in an unrealized loss position at December 31, 2009, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$3,298	$62	$—	$—	$3,298	$62
Obligations of states and political subdivisions	18,872	255	2,853	119	21,725	374

Subtotal-debt securities	22,170	317	2,853	119	25,023	436

Preferred stock	401	13	408	72	809	85

Total temporarily impaired securities	$22,571	$330	$3,261	$191	$25,832	$521

There are 80 debt securities totaling $25.02 million considered temporarily impaired at December 31, 2009. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2009 and no impairment has been recognized. There are four equity securities totaling $809,000 considered temporarily impaired at December 31, 2009. The Corporation has the intent and ability to hold these equity securities until a recovery of unrealized losses and therefore does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.9 million at December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other-than-temporarily impaired at December 31, 2009 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

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

In 2008, the Corporation recognized a $1.58 million other-than-temporary impairment charge related to its investments in perpetual preferred stock of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The impairment in the holdings of these government-sponsored entities resulted from the decline in market value of these shares in connection with the federal government’s takeover of Fannie Mae and Freddie Mac in September 2008, along with the elimination of dividends on these shares. At December 31, 2009, the fair value of the Corporation’s investment in the preferred shares of Fannie Mae and Freddie Mac was $17,000 and $40,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008
Real estate—mortgage	$147,850	$141,271
Real estate—construction	14,053	28,300
Commercial, financial and agricultural[1]	245,759	272,440
Equity lines	32,220	29,136
Consumer	7,710	9,515
Consumer finance	189,439	172,385

	637,031	653,047
Less unearned loan fees	—	(224)

	637,031	652,823
Less allowance for loan losses	(24,027)	(19,806)

	$613,004	$633,017

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Consumer loans included $266,000 and $221,000 of demand deposit overdrafts at December 31, 2009 and 2008, respectively. Loans on nonaccrual status were $5.40 million and $19.48 million at December 31, 2009 and 2008, respectively. If interest income had been recognized on nonaccrual loans at their stated rates during years 2009, 2008 and 2007, interest income would have increased by approximately $668,000, $439,000 and $56,000, respectively. Accruing loans past due for 90 days or more were $451,000 and $3.52 million at December 31, 2009 and 2008, respectively. The balance of impaired loans was $5.01 million and $16.83 million at December 31, 2009 and 2008, respectively, for which there were specific valuation allowances of $1.12 million and $940,000 as of December 31, 2009 and 2008. The average balances of impaired loans for 2009, 2008 and 2007 were $12.43 million, $5.82 million and $557,000, respectively. The Corporation has no obligation to fund additional advances on its impaired loans.

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Balance at the beginning of year	$19,806	$15,963	$14,216
Provision charged to operations	18,563	13,766	7,130
Loans charged off	(16,177)	(11,559)	(7,300)
Recoveries of loans previously charged off	1,835	1,636	1,917

Balance at the end of year	$24,027	$19,806	$15,963

NOTE 5: Other Real Estate Owned

At December 31, 2009 and 2008, OREO was $12.8 million and $2.0 million, respectively. During the years ended December 31, 2009 and 2008, the Corporation transferred $16.9 million and $3.3 million, respectively, from loans to OREO. OREO is primarily comprised of residential properties associated with commercial relationships and is located primarily in the state of Virginia. During 2009 and 2008, the Corporation had sales proceeds of $3.5 million and $990,000, respectively, and recognized a loss of $93,000 and $8,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OREO is presented net of an allowance for losses. Changes in the allowance for OREO losses are as follows:

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Balance at the beginning of year	$73	$—	—
Provision for losses	2,614	296	—
Charge-offs	(285)	(223)	—
Recoveries of OREO previously charged off	—	—	—

Balance at the end of year	$2,402	$73	—

Expenses applicable to OREO, other than the provision for losses, were $129,000, $82,000 and zero for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 6: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

(Dollars in thousands)	December 31,
	2009	2008
Land	$6,734	$6,734
Buildings	26,357	26,347
Equipment, furniture and fixtures	20,925	20,726

	54,016	53,807
Less accumulated depreciation	(24,526)	(22,676)

	$29,490	$31,131

NOTE 7: Time Deposits

Time deposits are summarized as follows:

(Dollars in thousands)	December 31,
	2009	2008
Certificates of deposit, $100 thousand or more	$143,037	$99,711
Other time deposits	171,497	169,187

	$314,534	$268,898

Remaining maturities on time deposits at December 31, 2009 are as follows:

(Dollars in thousands)

2010	$196,344
2011	42,174
2012	62,203
2013	1,802
2014	11,593
Thereafter	418

$314,534

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8: Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. Balances outstanding under repurchase agreements were $6.08 million on December 31, 2009 and $7.22 million on December 31, 2008. Short-term borrowings also include borrowings from the Federal Reserve Bank under its discount window lending programs which are secured by a loan-specific lien on certain qualifying loans. There was $5.00 million outstanding under the Federal Reserve Bank discount window lending programs on December 31, 2009 and $15.00 million outstanding on December 31, 2008. Short-term borrowings also include advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties. There were no short-term FHLB advances outstanding on December 31, 2009, compared to $33.80 million outstanding on December 31, 2008. Short-term borrowings can also include advances against $36.00 million in federal funds lines with correspondent banks. There were no outstanding federal funds purchased on December 31, 2009 and 2008.

The table below presents selected information on short-term borrowings:

(Dollars in thousands)	December 31,
	2009	2008
Balance outstanding at year end	$11,082	$56,024
Maximum balance at any month end during the year	$61,655	$59,382
Average balance for the year	$31,328	$35,071
Weighted average rate for the year	0.60%	2.12%
Weighted average rate on borrowings at year end	0.84%	0.67%
Estimated fair value at year end	$11,082	$56,024

Long-term borrowings at December 31, 2009 consist of a repurchase agreement with a third-party broker, which is secured by investment securities; advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance; and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties. The interest rate on the repurchase agreement, which matures in 2018, is 3.55% (7.00% minus three-month LIBOR with a maximum rate of 3.55%) and the outstanding balance as of December 31, 2009 was $5.00 million. The interest rate on the revolving bank line of credit, which matures in 2012, floats at the one-month LIBOR rate plus 175 basis points, and the outstanding balance as of December 31, 2009 was $81.63 million. C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, credit quality, adequacy of the allowance for loan losses and interest expense coverage. C&F Finance satisfied all such covenants during 2009. Long-term advances from the FHLB at December 31, 2009 consist of $52.50 million of convertible advances. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below presents selected information on the FHLB advances:

(Dollars in thousands)
Balance Outstanding at December 31, 2009	Interest Rate	Maturity Date	Next Conversion Option Date
$5,000	3.90%	08/30/12	02/26/10
$5,000	4.08	08/30/12	02/26/10
$7,500	4.15	10/19/12	10/19/10
$5,000	3.95	11/17/14	11/17/10
$7,500	3.69	11/28/14	11/29/10
$7,500	3.70	10/19/17	01/19/10
$5,000	4.06	10/25/17	10/25/11
$5,000	2.93	11/27/17	02/26/10
$5,000	3.59	06/06/18	06/06/12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of long-term borrowings at December 31, 2009 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2012	$17,500	$81,630	$99,130
2013	—	—	—
2014	12,500	—	12,500
Thereafter	22,500	5,000	27,500

	$52,500	$86,630	$139,130

The Corporation’s unused lines of credit for future borrowings total approximately $175.56 million at December 31, 2009, which consists of $40.99 million available from the FHLB, $38.37 million on C&F Finance’s revolving bank line of credit, $60.20 million available from the Federal Reserve Bank and $36.00 million under federal funds agreements with a third party financial institution. Additional loans are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank above the current lendable collateral value.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the securities at a fixed rate of 7.73% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 3.15% as to the remaining $5.00 million, which rate was 3.40% at December 31, 2009. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 3.15% in December 2012. The principal asset of Trust II is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

In July 2005, C&F Financial Statutory Trust I (Trust I), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in September 2035, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the securities at a fixed rate of 6.07% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 1.57% as to the remaining $5.00 million, which rate was 1.82% at December 31, 2009. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 1.57% in September 2010. The principal asset of Trust I is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust I to pay the quarterly distributions payable by Trust I to the holders of the trust preferred capital securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 9: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share

Shareholders’ Equity

Preferred Shares. On January 9, 2009, as part of the Capital Purchase Program (Capital Purchase Program) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (EESA), the Corporation issued and sold to Treasury for an aggregate purchase price of $20.00 million in cash (1) 20,000 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (Series A Preferred Stock) and (2) a ten-year warrant to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share (Common Stock), at an initial exercise price of $17.91 per share (Warrant). The Series A Preferred Stock may be treated as Tier 1 capital for regulatory capital adequacy determination purposes.

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. The Corporation may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends), subject to the consent of the Federal Deposit Insurance Corporation.

The Warrant has a 10-year term and was immediately exercisable upon issuance, with an exercise price, subject to anti-dilution adjustments, equal to $17.91 per share of Common Stock. Of the aggregate amount of $20.00 million received, approximately $19.21 million was attributable to the Series A Preferred Stock and approximately $792,000 was attributable to the Warrant, based on the relative fair values of these instruments on the date of issuance. The Corporation used a discounted cash flow analysis to determine the fair value of the Series A Preferred Stock, which included the following key assumptions: (i) a discount rate of 10 percent, (ii) a dividend rate for the first five years of 5 percent and (iii) a dividend rate after five years of 9 percent. The Corporation used the Black-Scholes option-pricing model to determine the fair value of the Warrant, which included the following key assumptions: (i) volatility of 30 percent, (ii) an exercise price of $17.91, (iii) a dividend yield of 4.0 percent and (iv) the five-year risk-free rate of 2.4 percent. The resulting fair values of the Series A Preferred Stock and the Warrant were used to allocate the aggregate purchase price of $20.00 million on a relative fair value basis. As the Series A Preferred Stock was initially valued at $19.21 million, the difference between the initial value and the par value of the Series A Preferred Stock will be accreted over a period of five years through a reduction to retained earnings on an effective yield basis. While this accretion does not affect net income, it, along with the dividends, reduces the amount of net income available to common shareholders, and thus reduces both basic and diluted earnings per common share.

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the payment of dividends or distributions on the Common Stock (including the payment of the cash dividends in excess of the Corporation’s quarterly cash dividend at the time of issuance of the Series A Preferred Stock of $0.31 per share) and on the Corporation’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Corporation to certain of the executive compensation limitations included in the EESA until such time as Treasury no longer owns any Series A Preferred Stock acquired through the Capital Purchase Program.

Common Shares. During 2008, the Corporation purchased 1,600 shares of its common stock in open-market transactions at prices ranging between $20.49 and $31.06 per share in accordance with board-approved stock purchase programs. The program in effect at December 31, 2008, expired in July 2009. Limitations on future share repurchases are described above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets (liabilities) of $521,000, $(565,000) and $105,000 as of December 31, 2009, 2008 and 2007, respectively.

(Dollars in thousands)	December 31,
	2009	2008	2007
Net unrealized gains (losses) on securities	$1,168	$(113)	$540
Net unrecognized gains (losses) on defined benefit plans	(200)	(934)	(343)

Total cumulative other comprehensive income (loss)	$968	$(1,047)	$197

The Corporation reclassified net gains (losses) of $14,000, $(885,000) and $14,000 from other comprehensive income to earnings for the years ended December 31, 2009, 2008 and 2007, respectively.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	December 31,
	2009	2008	2007
Net income	$5,526	$4,181	$8,480
Accumulated dividends on Series A Preferred Stock	(992)	—	—
Amortization of Series A Preferred Stock discount	(138)	—	—

Net income available to common shareholders	$4,396	$4,181	$8,480

Weighted average number of common shares used in earnings per common share—basic	3,044,009	3,027,700	3,062,932
Effect of dilutive securities:
Stock option awards and warrant	4,482	30,574	118,513

Weighted average number of common shares used in earnings per common share—assuming dilution	3,048,491	3,058,274	3,181,445

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant are determined using the treasury stock method. Options, including the Warrant in 2009, on approximately 548,000, 372,000 and 98,000 shares were not included in computing diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007, respectively, because they were anti-dilutive.

NOTE 10: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Current taxes	$5,422	$3,289	$4,456
Deferred taxes	(3,477)	(2,672)	(1,112)

	$1,945	$617	$3,344

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

(Dollars in thousands)	Year Ended December 31,
	2009	Percent of Pre-tax Income	2008	Percent of Pre-tax Income	2007	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$2,540	34.0%	$1,631	34.0%	$4,139	35.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,431)	(19.2)	(1,085)	(22.6)	(913)	(7.7)
Reduction of interest expense incurred to carry tax-exempt assets	115	1.5	122	2.6	115	1.0
State income taxes, net of federal tax benefit	665	8.9	157	3.3	248	2.1
Tax effect of dividends-received deduction on preferred stock	(22)	(0.2)	(45)	(0.9)	(72)	(0.6)
Compensation in excess of deductible limits	219	2.9	—	—	—	—
Tax credits	(118)	(1.6)	(147)	(3.1)	(101)	(0.9)
Other	(23)	(0.3)	(16)	(0.4)	(72)	(0.6)

	$1,945	26.0%	$617	12.9%	$3,344	28.3%

The Corporation’s net deferred income taxes totaled $12.37 million and $9.98 million at December 31, 2009 and 2008, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

(Dollars in thousands)	December 31,
	2009	2008
Deferred tax asset
Allowance for loan losses	$10,823	$7,715
Deferred compensation	1,655	1,557
Other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock	614	614
Defined benefit plan	151	369
Share-based compensation	367	250
Interest on nonaccrual loans	124	88
Depreciation	51	—
Net unrealized loss on securities available for sale	—	61
Other	1,094	899

Deferred tax asset	14,879	11,553

Deferred tax liability
Goodwill and other intangible assets	(1,877)	(1,568)
Depreciation	—	(3)
Net unrealized gain on securities available for sale	(628)	—

Deferred tax liability	(2,505)	(1,571)

Net deferred tax asset	$12,374	$9,982

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005. The Corporation adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (ASC Topic 740 – Income Taxes), on January 1, 2007 with no effect on the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings. All salaried employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. An employee is 20% vested in the Bank’s contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years. The amounts charged to expense under this plan were $409,000, $437,000 and $420,000 in 2009, 2008 and 2007, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. An employee is vested 25% in the employer’s contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years. The amounts charged to expense under this plan were $18,000, $75,000 and $182,000 for 2009, 2008 and 2007 respectively.

C&F Finance maintains a Defined Contribution Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of the Bank. The amounts charged to expense under this plan were $89,000, $79,000 and $94,000 in 2009, 2008 and 2007, respectively.

Individual performance bonuses are awarded annually to certain members of management under a management incentive bonus policy. The Corporation’s Compensation Committee recommends to the Corporation’s Board of Directors the bonuses to be paid to the Chief Executive Officer and the Chief Financial Officer of the Corporation, and recommends to the Bank’s Board of Directors bonuses to be paid to certain other senior Bank officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the Bank and C&F Finance. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank’s Board of Directors considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $418,000, $333,000 and $780,000 in 2009, 2008 and 2007, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $1.8 million, $695,000 and $811,000 were expensed in 2009, 2008 and 2007, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing Plan and a non-contributory cash balance pension plan (Cash Balance Plan) and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $90,000, $92,000 and $115,000 in 2009, 2008 and 2007, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

The Bank has a non-contributory, defined benefit pension plan for all full-time employees over 21 years of age. Historically, benefits were generally based upon years of service and average compensation for the five highest-paid consecutive years of service. Effective December, 31, 2008, this plan was converted to a the Cash Balance Plan for all full-time employees over 21 years of age. Under the Cash Balance Plan, benefits earned by participants under the prior defined benefit pension plan through December 31, 2008 were converted to an opening account balance for each participant. This account balance for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Compensation Committee. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Bank’s pension plan based upon actuarial valuations prepared as of December 31, 2009 and 2008 and October 1, 2007.

(Dollars in thousands)	Period Ended
	December 31,		September 30, 2007
	2009	2008
Change in benefit obligation
Projected benefit obligation, beginning	$6,400	$7,083	$6,438
Service cost	504	1,044	777
Interest cost	373	550	384
Actuarial (gain)	(13)	(426)	(190)
Benefits paid	(448)	(435)	(326)
Prior service cost due to amendment	—	(1,416)	—

Projected benefit obligation, ending	$6,816	$6,400	$7,083

Change in plan assets
Fair value of plan assets, beginning	$4,346	$6,814	$6,438
Actual return on plan assets	1,487	(2,033)	702
Employer contributions	1,000	—	—
Benefits paid	(448)	(435)	(326)

Fair value of plan assets, ending	$6,385	$4,346	$6,814

Funded status	$(431)	$(2,054)	$(269)

Amounts recognized as an other liability	$(431)	$(2,054)	$(269)

Amounts recognized in accumulated other comprehensive income
Net loss	$1,595	$2,798	$472
Net obligation at transition	(9)	(14)	(22)
Prior service cost	(1,279)	(1,347)	78
Deferred taxes	(107)	(503)	(185)

Total recognized in accumulated other comprehensive income	$200	$934	$343

Weighted-average assumptions for benefit obligation as valuation date
Discount rate	6.0%	6.0%	6.3%
Expected return on plan assets	8.0	8.5	8.5
Rate of compensation increase	4.0	4.0	4.0

The accumulated benefit obligation was $6.81 million and $5.29 million as of the actuarial valuation dates in 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Components of net periodic benefit cost
Service cost	$504	$835	$777
Interest cost	373	440	384
Expected return on plan assets	(413)	(576)	(447)
Amortization of prior service cost	(68)	7	7
Amortization of net obligation at transition	(5)	(5)	(5)
Recognized net actuarial loss	115	—	16

Net periodic benefit cost	506	701	732

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	(1,203)	2,326	(461)
Net obligation at transition	—	—	—
Amortization of net obligation at transition	5	8	5
Prior service cost	—	(1,416)	—
Amortization of prior service costs	68	(9)	(7)
Deferred taxes	396	(318)	162

Total recognized in accumulated other comprehensive income	(734)	591	(301)

Total recognized in net periodic benefit cost and other comprehensive income	$(228)	$1,292	$431

The estimated net loss, obligation at transition and prior service cost that will be (accreted to) amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $48,000, $(5,000) and $(68,000), respectively.

	January 1, (1)	October 1, (1)
	2009	2007	2006
Weighted-average assumptions for net periodic benefit cost as of
Discount rate	6.0%	6.3%	6.0%
Expected return on plan assets	8.0	8.5	8.5
Rate of compensation increase	4.0	4.0	4.0

(1)

Net periodic benefit cost is based on assumptions determined at the valuation date of the prior year. The Corporation changed the valuation date during 2008 from a 10/1 to a 1/1 date. As such, the October 1, 2007 and 2006 valuation dates were applicable to the years ended December 31, 2008 and 2007, respectively.

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)

2010	$413
2011	192
2012	519
2013	103
2014	603
2015 – 2019	3,285

$5,115

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2009	2008
Mutual funds-fixed income	38%	31%
Mutual funds-equity	61	64
Cash and equivalents	1	5

	100%	100%

As of December 31, 2009, the fair value of plan assets is as follows:

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Mutual funds-fixed income (1)	$2,441	—	—	$2,441
Mutual funds-equity (2)	3,879	—	—	3,879
Cash and equivalents (3)	65	—	—	65

Total pension assets	$6,385	—	—	$6,385

(1)	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(2)	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(3)	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12: Related Party Transactions

Loans outstanding to directors and executive officers totaled $683,000 and $734,000 at December 31, 2009 and 2008, respectively. New advances to directors and officers totaled $18,000 and repayments totaled $69,000 in the year ended December 31, 2009. These loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features.

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

Prior to the approval of the Amended 2004 Plan, the Corporation awarded options to purchase common stock and/or grants of restricted shares of common stock to certain key employees of the Corporation under the C&F Financial Corporation 2004 Incentive Stock Plan (the 2004 Plan), which was approved by the Corporation’s shareholders on April 20, 2004. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. Restricted shares were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares were awarded. The maximum aggregate number of shares that could be issued pursuant to awards made under the 2004 Plan was 500,000. No options were granted under the 2004 Plan in 2008, 2007 and 2006. All options outstanding under the 2004 Plan are exercisable on December 31, 2009. All options expire ten years from the grant date.

Prior to the approval of the 2004 Plan, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the 1994 Plan). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan was 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. All options outstanding under the 1994 Plan are exercisable as of December 31, 2009. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the Director Plan). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options were issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Director Plan are exercisable as of December 31, 2009. All options expire ten years from the grant date. In 2008, the Corporation ceased granting awards to non-employee directors under the Director Plan, which expired in 2008, and non-employee directors were added to the group of eligible award recipients under the Amended 2004 Plan.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (the Regional Director Plan). Options were issued to regional directors of the Bank at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Regional Director Plan are exercisable as of December 31, 2009. All options expire ten years from the grant date. Upon approval of the Amended 2004 Plan in 2008, the Corporation ceased granting awards to regional directors of the Bank under the Regional Director Plan, which was to expire in 2009, and regional directors of the Bank were added to the group of eligible award recipients under the Amended 2004 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option transactions under the various plans for the periods indicated were as follows:

	2009			2008		2007
(Dollars in thousands, except for per share amounts)	Shares	Exercise Price*	Intrinsic Value	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	455,017	$32.71		510,217	$32.17	530,167	$31.54
Granted	—	—		—	—	13,500	37.17
Exercised	(17,100)	16.91		(13,950)	19.05	(24,000)	21.39
Cancelled	(20,200)	25.35		(41,250)	30.65	(9,450)	31.65

Outstanding at end of year	417,717	$33.71	$108	455,017	$32.71	510,217	$32.17

* Weighted average

Options exercisable at year-end	417,717			455,017		496,717
Weighted-average fair value of options granted during the year	N/A			N/A		$8.05

The total intrinsic value of in-the-money options exercised in 2009 was $46,000. Cash received from option exercises during 2009 was $289,000. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

There were no option grants during 2009. The fair value of each option granted in 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 3.3 percent, dividend growth rate of 5.0 percent, expected life of eight years, expected volatility of 25.0 percent, and a risk-free interest rate of 4.7 percent. The dividend yield and growth rate assumptions were based on the Corporation’s history and expectation of dividend payouts. The expected life was based on historical exercise experience. The expected volatility was based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards were based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Remaining Contractual Life*	Exercise Price*
$15.75 to $23.49	116,767	2.1	$19.77
$35.20 to $39.60	228,850	5.7	38.28
$40.50 to $46.20	72,100	4.3	41.78

Total	417,717	4.4	$33.71

*	Weighted average

As permitted under the Amended 2004 Plan and previously the 2004 Plan, the Corporation awards shares of restricted stock to certain key employees and non-employee directors. Restricted shares awarded to employees are generally subject to a five-year vesting period and restricted shares awarded to non-employee directors are subject to a three-year vesting period. A summary of 2009 activity for restricted stock awards is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2009	45,700	$32.07
Granted	14,425	$16.63
Vested	(100)	$31.50
Cancelled	(1,300)	$18.02

Unvested, December 31, 2009	58,725	$28.59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted for the years 2009, 2008 and 2007 was $16.63, $19.66 and $31.87, respectively. Compensation expense is charged to income ratably over the vesting periods. As of December 31, 2009, there was $931,000 of total unrecognized compensation cost related to restricted stock granted under the Amended 2004 Plan and the 2004 Plan. The cost is expected to be recognized through 2014.

NOTE 14: Regulatory Requirements and Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). For both the Corporation and the Bank, Tier 1 capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, amounts resulting from changes in the funded status of the pension plan and goodwill net of any related deferred tax liability, and total capital consists of Tier 1 capital and a portion of the allowance for loan losses. For the Corporation only, Tier 1 and total capital also include trust preferred securities. Risk-weighted assets for the Corporation and the Bank were $678.12 million and $673.82 million, respectively, at December 31, 2009 and $681.25 million and $676.37 million, respectively, at December 31, 2008. Management believes that, as of December 31, 2009, the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Corporation	$107,724	15.9%	$54,250	8.0%	N/A	N/A
Bank	103,693	15.4	53,906	8.0	$67,382	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	99,056	14.6	27,125	4.0	N/A	N/A
Bank	95,078	14.1	26,953	4.0	40,429	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	99,056	11.5	34,450	4.0	N/A	N/A
Bank	95,078	11.1	34,258	4.0	42,822	5.0

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Corporation	$83,836	12.3%	$54,500	8.0%	N/A	N/A
Bank	81,174	12.0	54,109	8.0	$67,637	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	73,575	10.8	27,250	4.0	N/A	N/A
Bank	72,579	10.7	27,055	4.0	40,582	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	73,575	8.9	33,263	4.0	N/A	N/A
Bank	72,579	8.7	33,217	4.0	41,521	5.0

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to Treasury 20,000 shares of the Corporation’s Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation’s Common Stock, for a total price of $20.0 million. The Series A Preferred Stock and the Warrant has been treated as Tier 1 capital for regulatory capital adequacy determination purposes as of December 31, 2009.

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. These trust preferred securities may be treated as Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. Accordingly, $20.00 million and $18.39 million of the Corporation’s trust preferred securities is included in Tier 1 capital in the Corporation’s capital ratios presented above for 2009 and 2008, respectively. The remaining $1.61 million of the Corporation’s total trust preferred securities outstanding on December 31, 2008 is included in the Corporation’s total capital ratios presented above as a component of Tier 2 capital.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $73.97 million and $75.03 million at December 31, 2009 and 2008, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $8.92 million and $7.82 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $47.68 million and loans held for sale of $28.76 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $76.44 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans, and the investors are obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of loss due to borrower misrepresentation, fraud or early default. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 90 days up to one year and conditions for repurchase vary with the investor. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $1.23 million, $1.30 million and $1.19 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments due under these leases as of December 31, 2009 are as follows (dollars in thousands):

2010	$1,091
2011	850
2012	360
2013	98
2014	33
Thereafter	—

$2,432

NOTE 16: Fair Value of Assets and Liabilities

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•

Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Valuation is determined using model-based techniques with significant assumptions not observable in the market.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances of financial assets measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis at December 31, 2009 or 2008.

	December 31, 2009
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Securities Available for Sale
U.S. government agencies and corporations	—	$9,743	—	$9,743
Mortgage-backed securities	—	2,709	—	2,709
Obligations of states and political subdivisions	—	104,867	—	104,867
Preferred stock	—	1,251	—	1,251

Total Securities Available for Sale	—	$118,570	—	$118,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2008
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Securities Available for Sale(1)	—	$100,603	—	$100,603

(1)	Securities available for sale were not broken out by security type at December 31, 2008, as the fair value and disclosure requirements are applied prospectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheets, the following table provides the fair value measures by level of valuation assumptions used. Fair value adjustments for OREO are recorded in other non-interest expense, and fair value adjustments for loans held for investment are recorded in the provision for loan losses in the consolidated statements of income.

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Loans, net	—	$3,893	—	$3,893
OREO	—	12,800	—	12,800

Total	—	$16,693	—	$16,693

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Loans, net	—	$15,894	—	$15,894

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$38,061	$38,061	$9,888	$9,888
Securities	118,570	118,570	100,603	100,603
Net loans	613,004	611,420	633,017	634,928
Loans held for sale, net	28,756	29,032	37,042	37,904
Accrued interest receivable	5,408	5,408	5,096	5,096
Financial liabilities:
Demand deposits	292,096	276,935	281,827	272,164
Time deposits	314,534	319,593	268,898	272,340
Borrowings	170,832	166,533	219,460	210,640
Accrued interest payable	1,569	1,569	1,921	1,921

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of December 31, 2009 and 2008.

Cash and short-term investments. The nature of these instruments and their relatively short maturities provide for the reporting of fair value equal to the historical cost.

Securities Available for Sale. Securities available for sale are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow and are classified within Level 2 of the valuation hierarchy. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Loans, net. The estimated fair value of the loan portfolio is based on present values using discount rates equal to the market rates currently charged on similar products.

Certain loans are accounted for under ASC Topic 310 - Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). At December 31, 2009 and 2008, the Corporation’s impaired loans were valued at $3.89 million and $15.89 million, respectively.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not generally materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2009.

Accrued interest receivable. The carrying amount of accrued interest receivable approximates fair value.

Deposits. The fair value of all demand deposit accounts is the amount payable at the report date. For all other deposits, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Borrowings. The fair value of borrowings is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Accrued interest payable. The carrying amount of accrued interest payable approximates fair value.

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

The Corporation’s other segments include an investment company that derives revenues from brokerage services, an insurance company that derives revenues from insurance services, and a title company that derives revenues from title insurance services. The results of these other segments are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of dividends received on the Corporation’s investment in equity securities and interest expense associated with the Corporation’s trust preferred capital notes

	Year Ended December 31, 2009
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$34,021	$2,471	$31,590	$259	$(3,370)	$64,971
Gains on sales of loans	—	24,976	—	—	—	24,976
Other noninterest income	5,804	4,211	603	1,095	—	11,713

Total operating income (loss)	39,825	31,658	32,193	1,354	(3,370)	101,660

Expenses:
Provision for loan losses	6,400	563	11,600	—	—	18,563
Interest expense	12,588	267	4,881	1,124	(3,401)	15,459
Salaries and employee benefits	13,881	15,381	5,183	673	—	35,118
Other noninterest expenses	12,472	9,374	2,713	490	—	25,049

Total operating expenses	45,341	25,585	24,377	2,287	(3,401)	94,189

Income (loss) before income taxes	(5,516)	6,073	7,816	(933)	31	7,471
Income tax expense (benefit)	(3,352)	2,643	3,022	(379)	11	1,945

Net income (loss)	$(2,164)	$3,430	$4,794	$(554)	$20	$5,526

Total assets	$739,390	$40,523	$193,817	$2,579	$(87,879)	$888,430

Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$155	$252	$66	$1	$—	$474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2008
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$36,376	$2,034	$28,955	$194	$(3,429)	$64,130
Gains on sales of loans	—	16,714	—	—	(21)	16,693
Other noninterest income	6,033	2,168	588	(333)	—	8,456

Total operating income (loss)	42,409	20,916	29,543	(139)	(3,450)	89,279

Expenses:
Provision for loan losses	2,300	796	10,670	—	—	13,766
Interest expense	15,873	370	7,178	1,459	(3,485)	21,395
Salaries and employee benefits	13,378	8,889	4,662	758	37	27,724
Other noninterest expenses	9,927	8,498	2,715	456	—	21,596

Total operating expenses	41,478	18,553	25,225	2,673	(3,448)	84,481

Income (loss) before income taxes	931	2,363	4,318	(2,812)	(2)	4,798
Income tax expense (benefit)	(764)	898	1,603	(1,119)	(1)	617

Net income (loss)	$1,695	$1,465	$2,715	$(1,693)	$(1)	$4,181

Total assets	$697,882	$45,132	$178,679	$2,521	$(68,557)	$855,657

Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$395	$215	$114	$4	$—	$728

	Year Ended December 31, 2007
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$39,908	$2,482	$26,060	$295	$(3,920)	$64,825
Gains on sales of loans	—	15,854	—	—	(21)	15,833
Other noninterest income	5,316	2,790	590	1,349	—	10,045

Total operating income	45,224	21,126	26,650	1,644	(3,941)	90,703

Expenses:
Provision for loan losses	280	120	6,730	—	—	7,130
Interest expense	16,616	992	8,708	1,055	(3,993)	23,378
Salaries and employee benefits	14,626	11,095	4,317	720	29	30,787
Other noninterest expenses	8,591	6,090	2,470	433	—	17,584

Total operating expenses	40,113	18,297	22,225	2,208	(3,964)	78,879

Income (loss) before income taxes	5,111	2,829	4,425	(564)	23	11,824
Income tax expense (benefit)	871	1,075	1,681	(292)	9	3,344

Net income (loss)	$4,240	$1,754	$2,744	$(272)	$14	$8,480

Total assets	$634,722	$44,841	$167,400	$40	$(61,407)	$785,596

Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$1,711	$273	$267	$—	$—	$2,251

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

(Dollars in thousands)	December 31,
	2009	2008
Balance Sheets
Assets
Cash	$510	$92
Securities available for sale	1,251	1,612
Other assets	2,917	3,266
Investments in subsidiary	104,889	80,607

Total assets	$109,567	$85,577

Liabilities and shareholders’ equity
Trust preferred capital notes	$20,620	$20,620
Other liabilities	71	100
Shareholders’ equity	88,876	64,857

Total liabilities and shareholders’ equity	$109,567	$85,577

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Statements of Income
Interest income on securities	$92	$189	$292
Interest expense on borrowings	(1,070)	(1,306)	(874)
Dividends received from bank subsidiary	4,220	3,859	19,394
Equity in undistributed net income of subsidiary	2,293	2,258	(10,325)
Other income	675	1,358	584
Other expenses	(684)	(2,177)	(591)

Net income	$5,526	$4,181	$8,480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Statements of Cash Flows
Operating activities:
Net income	$5,526	$4,181	$8,480
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,293)	(2,258)	10,325
Stock-based compensation	318	292	299
Net loss (gain) on securities	22	(6)	—
Other-than-temporary impairment of securities	—	1,575	—
Decrease (increase) in other assets	349	(1,222)	(391)
(Decrease) increase in other liabilities	(2)	5	4

Net cash provided by operating activities	3,920	2,567	18,717

Investing activities:
Proceeds from maturities and calls of securities	265	860	500
Purchase of securities	—	—	(555)
Investment in bank subsidiary	(19,927)	—	(10,000)
Investment in statutory trust	—	—	(310)

Net cash (used in) provided by investing activities	(19,662)	860	(10,365)

Financing activities:
Net decrease in borrowings	—	—	(7,000)
Issuance of trust preferred capital notes	—	—	10,310
Net proceeds from issuance of preferred stock	19,914	—	—
Purchase of common stock	—	(40)	(8,435)
Cash dividends	(4,080)	(3,754)	(3,769)
Proceeds from exercise of stock options	326	312	567

Net cash provided by (used in) financing activities	16,160	(3,482)	(8,327)

Net increase (decrease) in cash and cash equivalents	418	(55)	25
Cash at beginning of year	92	147	122

Cash at end of year	$510	$92	$147

NOTE 19: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other Expenses.”

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
FDIC expenses	$1,341	$369	$62
Provision for indemnification losses	2,490	1,091	97
Loan and OREO expenses	3,267	749	74
Telecommunication expenses	1,057	1,108	1,107
Marketing and advertising expenses	614	906	1,224
Tax service and investor fees	1,018	641	658
Data processing fees	2,122	1,895	1,531
All other noninterest expenses	7,426	8,806	6,773

Total Other Noninterest Expenses	$19,335	$15,565	$11,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20: Quarterly Condensed Statements of Income—Unaudited

	2009 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$15,437	$16,125	$16,625	$16,784
Net interest income after provision for loan losses	7,152	7,737	8,535	7,525
Other income	9,241	9,958	8,560	8,930
Other expenses	14,486	15,305	14,721	15,655
Income before income taxes	1,907	2,390	2,374	800
Net income	1,508	1,750	1,658	610
Net income available to common shareholders	1,248	1,462	1,367	319
Earnings per common share—assuming dilution	0.41	0.48	0.45	0.10
Dividends per common share	0.31	0.25	0.25	0.25

	2008 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$15,904	$15,908	$16,386	$15,932
Net interest income after provision for loan losses	7,808	7,371	7,922	5,868
Other income	6,068	7,182	5,823	6,076
Other expenses	12,053	12,723	12,812	11,732
Income before income taxes	1,823	1,830	933	212
Net income available to common shareholders	1,428	1,417	299	1,037
Earnings per common share—assuming dilution	0.46	0.46	0.10	0.34
Dividends per common share	0.31	0.31	0.31	0.31

NOTE 21: Subsequent Event

The Corporation evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, the Corporation did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation and Subsidiary

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2010 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary’s internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 3, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on pages 99 and 100 hereof.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation and Subsidiary

West Point, Virginia

We have audited C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. C&F Financial Corporation and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, C&F Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows of C&F Financial Corporation and Subsidiary and our report dated March 3, 2010 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 3, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained on pages 4 through 7 of the 2010 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 40 of the 2010 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The Corporation has adopted a Code of Business Conduct and Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on our Internet website at http://www.cffc.com under “About C&F/C&F Financial Corporation/Corporate Governance.” We will provide a copy of the Code to any person without charge upon written request to C&F Financial Corporation, c/o Secretary, P.O. Box 391, West Point, Virginia 23181. We intend to provide any required disclosure of any amendment to or waiver from the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.cffc.com under “About C&F/C&F Financial Corporation/Corporate Governance” promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.

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

The information contained on pages 13 through 31 of the 2010 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the information on pages 31 through 36 of the 2010 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained on pages 11 and 12 of the 2010 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on page 3 of the 2010 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained on page 40 of the 2010 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on pages 12 and 13 of the 2010 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained on page 8 of the 2010 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on page 39 of the 2010 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

*10.1	Amended and Restated Change in Control Agreement dated December 30, 2008 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 9, 2009)

*10.3	Amended and Restated Change in Control Agreement dated December 30, 2008 between C&F Financial Corporation and Thomas F. Cherry (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 9, 2009)

*10.4	Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 7, 2008)

*10.4.1	Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of December 31, 2008 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 9, 2009)

*10.4.2	Attachment to the Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 7, 2008)

*10.4.3	Amendment to Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008 (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 9, 2009)

*10.4.4	Amendment to Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation effectively dated as of January 1, 2009

*10.5	Restated VBA Directors’ Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 7, 2008)

*10.5.1	Adoption Agreement for the Restated VBA Director’s Deferred Compensation Plan for C&F Financial Corporation dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5.1 to Form 10-K filed March 9, 2009)

*10.5.2	Amendment to Adoption Agreement for the Restated VBA Directors’ Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed March 9, 2009)

*10.6	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 7, 2008)

*10.7	Amended and Restated C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 7, 2008)

*10.8	Amended and Restated C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 7, 2008)

*10.9	C&F Financial Corporation Management Incentive Plan dated February 25, 2005, as amended March 6, 2006 (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 9, 2006)

*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

*10.10.1	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed August 8, 2008)

*10.10.2	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.2 to Form 8-K filed December 8, 2009)

*10.10.3	Form of C&F Financial Corporation TARP-Compliant Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.3 to Form 8-K filed December 8, 2009)

*10.11	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.12	Employment Agreement dated April 16, 2002 between C&F Mortgage Corporation and Bryan McKernon, as amended December 19, 2006 (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 9, 2007)

*10.12.1	Amendment to Employment Agreement between C&F Mortgage Corporation and Bryan McKernon, dated December 30, 2008 (incorporated by reference to Exhibit 10.12.1 to Form 10-K filed March 9, 2009)

*10.14	Amended and Restated Change in Control Agreement dated December 30, 2008 between C&F Financial Corporation and Bryan McKernon (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 9, 2009)

*10.15	Schedule of C&F Financial Corporation Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 3, 2005)

*10.16	Base Salaries for Named Executive Officers of C&F Financial Corporation

*10.17	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Form 8-K filed December 18, 2006)

10.19	Amended and Restated Loan and Security Agreement by and between Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

10.24	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between C&F Financial Corporation and the United States Depart of the Treasury (incorporated by reference to Exhibit 10.24 to Form 8-K filed January 14, 2009)

*10.25	Form of Waiver executed by each of Larry G. Dillon, Thomas F. Cherry and Bryan E. McKernon (incorporated by reference to Exhibit 10.25 to Form 8-K filed January 14, 2009)

*10.26	Omnibus Benefit Plan Amendment dated January 9, 2009, and Form of Consent executed by each of Larry G. Dillon, Thomas F. Cherry and Bryan E. McKernon (incorporated by reference to Exhibit 10.26 to Form 8-K filed January 14, 2009)

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

99.1	Certification of CEO pursuant to 31 C.F.R. Section 30.15

99.2	Certification of CFO pursuant to 31 C.F.R. Section 30.15

*	Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date: March 3, 2010	By:	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LARRY G. DILLON	Date: March 3, 2010
Larry G. Dillon, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/S/ THOMAS F. CHERRY	Date: March 3, 2010
Thomas F. Cherry, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ J. P. CAUSEY JR.	Date: March 3, 2010
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date: March 3, 2010
Barry R. Chernack, Director

/S/ AUDREY D. HOLMES	Date: March 3, 2010
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date: March 3, 2010
James H. Hudson III, Director

/S/ JOSHUA H. LAWSON	Date: March 3, 2010
Joshua H. Lawson, Director

/S/ WILLIAM E. O’CONNELL JR.	Date: March 3, 2010
William E. O’Connell Jr., Director

/S/ C. ELIS OLSSON	Date: March 3, 2010
C. Elis Olsson, Director

/S/ PAUL C. ROBINSON	Date: March 3, 2010
Paul C. Robinson, Director