Form 10-Q
period 2010-03-31
C & F FINANCIAL CORP
filed 2010-05-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 5, 2010, the latest practicable date for determination, 3,084,166 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$6,691	$8,434
Interest-bearing deposits in other banks	3,451	29,627

Total cash and cash equivalents	10,142	38,061
Securities-available for sale at fair value, amortized cost of $119,286 and $116,774, respectively	121,720	118,570
Loans held for sale, net	36,446	28,756
Loans, net of allowance for loan losses of $24,617 and $24,027, respectively	614,382	613,004
Federal Home Loan Bank stock, at cost	3,887	3,887
Corporate premises and equipment, net	29,438	29,490
Other real estate owned, net of valuation allowance of $2,928 and $2,402, respectively	11,159	12,800
Accrued interest receivable	5,277	5,408
Goodwill	10,724	10,724
Other assets	27,621	27,730

Total assets	$870,796	$888,430

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$86,139	$83,708
Savings and interest-bearing demand deposits	188,306	208,388
Time deposits	328,185	314,534

Total deposits	602,630	606,630
Short-term borrowings	17,931	11,082
Long-term borrowings	119,541	139,130
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,603	1,569
Other liabilities	18,366	20,523

Total liabilities	780,691	799,554

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 shares issued and outstanding)	20	20
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,075,533 and 3,067,666 shares issued and outstanding, respectively)	3,009	3,009
Additional paid-in capital	21,353	21,210
Retained earnings	64,343	63,669
Accumulated other comprehensive income, net	1,380	968

Total shareholders’ equity	90,105	88,876

Total liabilities and shareholders’ equity	$870,796	$888,430

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2010	2009

Interest income
Interest and fees on loans	$15,339	$14,285
Interest on money market investments	18	—
Interest and dividends on securities
U.S. government agencies and corporations	87	131
Tax-exempt obligations of states and political subdivisions	1,103	967
Corporate bonds and other	45	54

Total interest income	16,592	15,437

Interest expense
Savings and interest-bearing deposits	319	565
Certificates of deposit, $100 thousand or more	821	866
Other time deposits	1,038	1,398
Borrowings	953	1,069
Trust preferred capital notes	245	287

Total interest expense	3,376	4,185

Net interest income	13,216	11,252
Provision for loan losses	3,200	4,100

Net interest income after provision for loan losses	10,016	7,152

Noninterest income
Gains on sales of loans	3,748	6,543
Service charges on deposit accounts	741	796
Other service charges and fees	909	1,169
Net gain on calls and sales of available for sale securities	60	7
Other income	424	726

Total noninterest income	5,882	9,241

Noninterest expenses
Salaries and employee benefits	7,900	8,916
Occupancy expenses	1,397	1,456
Other expenses	4,295	4,114

Total noninterest expenses	13,592	14,486

Income before income taxes	2,306	1,907
Income tax expense	576	399

Net income	1,730	1,508
Effective dividends on preferred stock	287	260

Net income available to common shareholders	$1,443	$1,248

Per common share data
Net income – basic	$0.47	$0.41
Net income – assuming dilution	$0.47	$0.41
Cash dividends declared	$0.25	$0.31
Weighted average number of shares – basic	3,073,685	3,038,774
Weighted average number of shares – assuming dilution	3,098,694	3,038,774

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2009	$20	$3,009	$21,210	$63,669	$968	$88,876
Comprehensive income:
Net income	—	—	—	1,730	—	1,730
Other comprehensive income, net
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	(4)
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	416

Other comprehensive income, net	—	—	—	—	412	412

Comprehensive income	—	—	—	—	—	2,142
Share-based compensation	—	—	100	—	—	100
Stock options exercised	—	—	6	—	—	6
Accretion of preferred stock discount	—	—	37	(37)	—	—
Cash dividends paid – common stock ($0.25 per share)	—	—	—	(769)	—	(769)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(250)	—	(250)

Balance March 31, 2010	$20	$3,009	$21,353	$64,343	$1,380	$90,105

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2008	$—	$2,992	$551	$62,361	$(1,047)	$64,857
Comprehensive income:
Net income	—	—	—	1,508	—	1,508
Other comprehensive income, net
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	236

Other comprehensive income, net	—	—	—	—	236	236

Comprehensive income	—	—	—	—	—	1,744
Share-based compensation	—	—	80	—	—	80
Issuance of preferred stock and warrant	20	—	19,914	—	—	19,934
Accretion of preferred stock discount	—	—	32	(32)	—	—
Cash dividends paid – common stock ($0.31 per share)	—	—	—	(943)	—	(943)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(100)	—	(100)

Balance March 31, 2009	$20	$2,992	$20,577	$62,794	$(811)	$85,572

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$1,730	$1,508
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	467	560
Provision for loan losses	3,200	4,100
Provision for other real estate owned losses	870	38
Share-based compensation	100	80
Accretion of discounts and amortization of premiums on securities, net	102	22
Net realized gain on securities	(60)	(7)
Realized gains on sales of other real estate owned	—	(23)
Proceeds from sales of loans	126,788	293,072
Origination of loans held for sale	(134,478)	(318,897)
Change in other assets and liabilities:
Accrued interest receivable	131	258
Other assets	(113)	1,113
Accrued interest payable	34	(80)
Other liabilities	(2,161)	5,966

Net cash used in operating activities	(3,390)	(12,290)

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	6,588	6,595
Purchases of securities available for sale	(9,142)	(13,667)
Net redemptions of Federal Home Loan Bank stock	—	1,397
Net (increase) decrease in customer loans	(4,578)	6,835
Capitalized costs of other real estate owned	(13)	—
Proceeds from sales of other real estate owned	784	281
Purchases of corporate premises and equipment	(415)	(104)
Disposals of corporate premises and equipment	—	23

Net cash (used in) provided by investing activities	(6,776)	1,360

Financing activities:
Net (decrease) increase in demand, interest-bearing demand and savings deposits	(17,651)	8,280
Net increase in time deposits	13,651	22,609
Net decrease in borrowings	(12,740)	(20,451)
Proceeds from exercise of stock options	6	—
Net proceeds from issuance of preferred stock	—	19,934
Cash dividends	(1,019)	(1,043)

Net cash (used in) provided by financing activities	(17,753)	29,329

Net (decrease) increase in cash and cash equivalents	(27,919)	18,399
Cash and cash equivalents at beginning of period	38,061	9,888

Cash and cash equivalents at end of period	$10,142	$28,287

Supplemental disclosure
Interest paid	$3,342	$4,265
Income taxes paid	750	324

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited consolidated financial statements include the accounts of C&F Financial Corporation and its wholly-owned subsidiary, Citizens and Farmers Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I and C&F Financial Statutory Trust II, which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation.

Nature of Operations: C&F Financial Corporation (the Corporation) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank and its subsidiaries offer a wide range of banking and related financial services to both individuals and businesses.

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Title Agency, Inc., C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC and Certified Appraisals LLC, provides ancillary mortgage loan production services, such as loan settlements, title searches and residential appraisals. C&F Finance, acquired on September 1, 2002, is a regional finance company providing automobile loans. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Business segment data is presented in Note 6.

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the allowance for indemnifications, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Share-Based Compensation: Compensation expense for the first quarter of 2010 included $100,000 ($63,000 after tax) for restricted stock granted since 2006. As of March 31, 2010, there was $985,000 of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity during the first quarter of 2010 and stock options outstanding as of March 31, 2010 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2010	417,717	$33.71	4.4
Exercised	367	16.00

Options outstanding and exercisable at March 31, 2010	417,350	$33.73	4.2	$146

*	Weighted average

A summary of activity for restricted stock awards during the first quarter of 2010 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2010	58,725	$28.59
Granted	7,500	$20.25

Unvested, March 31, 2010	66,225	$27.65

Recent Significant Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standard (SFAS) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective January 1, 2010. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17 and updates ASC Topic 810: Consolidation (ASC Topic 810). The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC Topic 810 was effective as of January 1, 2010. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material effect on the Corporation’s consolidated financial statements.

NOTE 2: Securities

Debt and equity securities are summarized as follows:

(Dollars in thousands)	March 31, 2010
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$14,575	$64	$(19)	$14,620
Mortgage-backed securities	2,327	95	—	2,422
Obligations of states and political subdivisions	102,169	2,548	(230)	104,487
Preferred stock	215	30	(54)	191

	$119,286	$2,737	$(303)	$121,720

(Dollars in thousands)	December 31, 2009
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$9,772	$33	$(62)	$9,743
Mortgage-backed securities	2,628	81	—	2,709
Obligations of states and political subdivisions	103,097	2,144	(374)	104,867
Preferred stock	1,277	59	(85)	1,251

	$116,774	$2,317	$(521)	$118,570

The amortized cost and estimated fair value of securities at March 31, 2010, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	March 31, 2010
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,692	$18,805
Due after one year through five years	25,959	26,392
Due after five years through ten years	47,852	48,956
Due after ten years	26,568	27,376
Preferred stock	215	191

	$119,286	$121,720

Proceeds from the maturities, calls and sales of securities available for sale for the three months ended March 31, 2010 were $6.59 million, resulting in gross realized gains of $60,000.

The Corporation pledges securities to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements. Securities with an aggregate amortized cost of $82.42 million and an aggregate fair value of $84.29 million were pledged at March 31, 2010. Securities with an aggregate amortized cost of $87.44 million and an aggregate fair value of $88.90 million were pledged at December 31, 2009.

Securities in an unrealized loss position at March 31, 2010, by duration of the period of the unrealized loss, are shown below.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$4,817	$19	$—	$—	$4,817	$19
Obligations of states and political subdivisions	10,493	94	3,727	136	14,220	230

Subtotal-debt securities	15,310	113	3,727	136	19,037	249

Preferred stock	—	—	136	54	136	54

Total temporarily impaired securities	$15,310	$113	$3,863	$190	$19,173	$303

There are 55 debt securities with fair values totaling $19.04 million considered temporarily impaired at March 31, 2010. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized. There is one equity security with a fair value of $136,000 considered temporarily impaired at March 31, 2010. The Corporation has the intent and ability to hold this equity security until a recovery of the unrealized loss and therefore does not consider this investment to be other-than-temporarily impaired at March 31, 2010.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.89 million at March 31, 2010 and December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Other Comprehensive Income and Earnings Per Common Share

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets (liabilities) of $743,000 and $(466,000) as of March 31, 2010 and 2009, respectively.

(Dollars in thousands)	March 31,
	2010	2009
Net unrealized gains on securities	$1,584	$123
Net unrecognized losses on defined benefit plans	(204)	(934)

Total cumulative other comprehensive income (loss)	$1,380	$(811)

The Corporation reclassified net gains of $38,000, from other comprehensive income to earnings for the three months ended March 31, 2010.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Net income	$1,730	$1,508
Accumulated dividends on Series A Preferred Stock	(250)	(228)
Accretion of Series A Preferred Stock discount	(37)	(32)

Net income available to common shareholders	$1,443	$1,248

Weighted average number of common shares used in earnings per common share—basic	3,073,685	3,038,774
Effect of dilutive securities:
Stock option awards and Warrant	25,009	—

Weighted average number of common shares used in earnings per common share—assuming dilution	3,098,694	3,038,774

Potential common shares that may be issued by the Corporation for its stock option awards and the warrant to purchase common shares issued on January 9, 2009 in connection with the Corporation’s participation in the Capital Purchase Program (Capital Purchase Program) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the Warrant) are determined using the treasury stock method. Options and the Warrant on approximately 354,000 and 623,000 shares were not included in computing diluted earnings per common share for the three months ended March 31, 2010 and 2009, respectively, because they were anti-dilutive.

NOTE 4: Employee Benefit Plans

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Service cost	$133	$126
Interest cost	99	93
Expected return on plan assets	(124)	(103)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	(17)	(17)
Amortization of net loss	12	29

Net periodic benefit cost	$102	$127

The Bank made a $400,000 contribution to this plan in the first quarter of 2010.

NOTE 5: Fair Value of Assets and Liabilities

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of March 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances of financial assets measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis at March 31, 2010 or December 31, 2009.

	March 31, 2010
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Securities available for sale
U.S. government agencies and corporations	—	$14,620	—	$14,620
Mortgage-backed securities	—	2,422	—	2,422
Obligations of states and political subdivisions	—	104,487	—	104,487
Preferred stock	—	191	—	191

Total securities available for sale	—	$121,720	—	$121,720

	December 31, 2009
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Securities available for sale
U.S. government agencies and corporations	—	$9,743	—	$9,743
Mortgage-backed securities	—	2,709	—	2,709
Obligations of states and political subdivisions	—	104,867	—	104,867
Preferred stock	—	1,251	—	1,251

Total securities available for sale	—	$118,570	—	$118,570

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheets, the following table provides the fair value measures by level of valuation assumptions used. Fair value adjustments for other real estate owned (OREO) are recorded in other non-interest expense and fair value adjustments for loans held for investment are recorded in the provision for loan losses, in the consolidated statements of income.

	March 31, 2010
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	—	$8,974	—	$8,974
OREO	—	11,159	—	11,159

Total	—	$20,133	—	$20,133

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	—	$3,893	—	$3,893
OREO	—	12,800	—	12,800

Total	—	$16,693	—	$16,693

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$10,142	$10,142	$38,061	$38,061
Securities	121,720	121,720	118,570	118,570
Loans, net	614,382	613,011	613,004	611,420
Loans held for sale, net	36,446	37,589	28,756	29,032
Accrued interest receivable	5,277	5,277	5,408	5,408
Financial liabilities:
Demand deposits	274,445	260,994	292,096	276,935
Time deposits	328,185	333,103	314,534	319,593
Borrowings	158,092	154,061	170,832	166,533
Accrued interest payable	1,603	1,603	1,569	1,569

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of March 31, 2010 and December 31, 2009.

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

Certain loans are accounted for under ASC Topic 310 - Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data, which in some cases may be adjusted to reflect current trends, including sales prices, expenses, absorption periods and other current relevant factors (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements, if not considered significant, using observable market data (Level 2). At March 31, 2010 and December 31, 2009, the Corporation’s impaired loans were valued at $8.97 million and $3.89 million, respectively.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2010.

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

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors interest rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

NOTE 6: Business Segments

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

The Corporation’s other segments include an investment company that derives revenues from brokerage services, an insurance company that derives revenues from insurance services, and a title company that derives revenues from title insurance services. The results of these other segments are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation’s holding company are also included in “Other,” and consist primarily of dividends received on the Corporation’s investment in equity securities and interest expense associated with the Corporation’s trust preferred capital notes.

(Dollars in thousands)	Three Months Ended March 31, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,463	$277	$8,620	$60	$(828)	$16,592
Gains on sales of loans	—	3,751	—	—	(3)	3,748
Other	1,218	495	159	262	—	2,134

Total operating income	9,681	4,523	8,779	322	(831)	22,474

Expenses:
Interest expense	2,720	25	1,212	254	(835)	3,376
Personnel expenses	3,600	2,640	1,481	179	—	7,900
Provision for loan losses	1,150	—	2,050	—	—	3,200
Other	3,341	1,594	659	98	—	5,692

Total operating expenses	10,811	4,259	5,402	531	(835)	20,168

Income (loss) before income taxes	(1,130)	264	3,377	(209)	4	2,306
Provision for (benefit from) income taxes	(769)	106	1,317	(79)	1	576

Net income (loss)	$(361)	$158	$2,060	$(130)	$3	$1,730

Total assets	$741,199	$47,394	$200,587	$1,332	$(119,716)	$870,796
Capital expenditures	$161	$193	$61	$—	$—	$415

(Dollars in thousands)	Three Months Ended March 31, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,269	$679	$7,219	$71	$(801)	$15,437
Gains on sales of loans	—	6,543	—	—	—	6,543
Other	1,481	811	117	289	—	2,698

Total operating income	9,750	8,033	7,336	360	(801)	24,678

Expenses:
Interest expense	3,406	78	1,204	309	(812)	4,185
Personnel expenses	3,393	4,117	1,242	164	—	8,916
Provision for loan losses	700	300	3,100	—	—	4,100
Other	2,552	2,220	621	177	—	5,570

Total operating expenses	10,051	6,715	6,167	650	(812)	22,771

Income (loss) before income taxes	(301)	1,318	1,169	(290)	11	1,907
Provision for (benefit from) income taxes	(440)	501	444	(110)	4	399

Net income (loss)	$139	$817	$725	$(180)	$7	$1,508

Total assets	$736,053	$69,876	$176,719	$2,384	$(92,159)	$892,873
Capital expenditures	$34	$63	$6	$1	$—	$104

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

NOTE 7: Subsequent Events

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

These risks are exacerbated by the turbulence experienced during 2008, 2009 and continuing into 2010 in significant portions of the global and United States financial markets, which if it continues or worsens, could further impact the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy generally. While there are signs of improvement, the capital and credit markets have experienced extended volatility and disruption during the past two years, and unemployment has risen to, and currently remains at, high levels. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital for liquidity and business purposes.

Although the Corporation had, and continues to have, diverse sources of liquidity and its capital ratios exceeded, and continue to exceed, the minimum levels required for well-capitalized status, the Corporation issued and sold its Series A Preferred Stock and Warrant for a $20.0 million investment from Treasury under the Capital Purchase Program on January 9, 2009. The Corporation also elected to participate in the FDIC Debt Guarantee Program; however, the Corporation currently has no unsecured borrowings to which this program applies. The Bank is participating in the FDIC Transaction Account Guarantee Program, under which all noninterest-bearing transaction accounts (as defined within the program) are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010. The FDIC has recently extended the Transaction Account Guarantee Program to December 31, 2010 and the Bank intends to continue to participate until such deadline.

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

Further, there can be no assurance that the actions taken by the federal government and regulatory agencies will stabilize the United States financial system or alleviate the industry or economic factors that may adversely affect the Corporation’s business and financial performance. It also is not clear what effects future regulatory reforms may have on financial markets, the financial services industry and depositary institutions, and consequently on the Corporation’s business and financial performance.

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

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We generally measure impairment on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance based on the estimated fair value of the collateral relative to the recorded investment in the impaired loan, as well as other relevant factors.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions. Revenues and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets.

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we perform a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2009 and determined there was no impairment to be recognized in 2009. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

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

For further information concerning accounting policies, refer to Item 8 “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (ROA), (ii) return on average common equity (ROE), and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: retail banking, mortgage banking, and consumer finance. We also actively manage our capital through growth and dividends.

Financial Performance Measures

Net income for the Corporation was $1.73 million for the three months ended March 31, 2010, compared with $1.51 million for the three months ended March 31, 2009. Net income available to common shareholders was $1.4 million, or $0.47 per common share assuming dilution for the three months ended March 31, 2010, compared with $1.2 million, or $0.41 per common share assuming dilution for the three months ended March 31, 2009. The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the Capital Purchase Program. Significant factors influencing the first quarter of 2010 earnings included (1) the positive effects of the sustained lower interest rate environment on net interest margin, (2) the positive effects of strong demand for new and used vehicle loans, (3) the continued negative effects of the downturn in the real estate markets on provisions for loan and indemnification losses and expenses associated with nonperforming loans secured by real estate, as well as real estate acquired through foreclosure, and (4) the negative effects of lower consumer spending on fee income. The extent to which these and other factors affected each of our business segments varied and is discussed in “Principal Business Activities” below.

The Corporation’s ROE and ROA were 8.25 percent and 0.66 percent, respectively, on an annualized basis for the three months ended March 31, 2010, compared to 7.60 percent and 0.56 percent for the three months ended March 31, 2009. The increase in these ratios during 2010 was primarily due to higher earnings available to common shareholders, while lower average assets also contributed to the increase in the return on average assets. Our strategic goals continue to focus on profitable growth that enhances long-term shareholder value. We feel our ability to reach this goal has been enhanced by the Corporation’s participation in the Capital Purchase Program. This capital provides flexibility to fund loan demand from qualifying commercial and consumer borrowers in the communities we serve and to work with existing borrowers who may be experiencing difficulty servicing their debt during these challenging economic times. Although the Bank was well-capitalized before participating in the Capital Purchase Program and continues to be well-capitalized, it also provides insurance for unforeseen events in these turbulent financial times.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: During the first quarter of 2010, the Bank recorded a net loss of $361,000 compared to net income of $139,000 in 2009. The Bank’s net interest income increased $880,000 quarter over quarter primarily as a result of lower rates paid on deposits and borrowings and the repricing of loans and establishment of interest rate floors on loans at renewal. This increase was offset by (1) a $450,000 increase in the provision for loan losses, (2) a $921,000 increase in write-downs and expenses associated with foreclosed properties, and (3) a decline in overdraft charges on deposit accounts resulting from lower consumer spending and heightened customer sensitivity to incurring these fees as economic conditions deteriorated.

The Bank’s nonperforming assets were $19.0 million at March 31, 2010, compared to $17.2 million at December 31, 2009. Nonperforming assets at March 31, 2010 included $8.1 million in nonaccrual loans and $10.9 million in foreclosed properties. Nonaccrual loans primarily consisted of six relationships totaling $6.8 million of loans secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.4 million have been established for these loans. Management believes it has provided adequate loan loss reserves for these loans based on the estimated fair values of the collateral. Foreclosed properties at March 31, 2010 primarily consisted of residential properties associated with five commercial relationships and a non-residential property associated with one commercial relationship. These properties have been written down to their estimated fair values less selling costs.

The Bank’s credit management team directed significant effort throughout 2009 and throughout the first quarter of 2010 to real estate loan workouts and restructurings and, when necessary, foreclosures. After thoroughly evaluating the credit quality of the Bank’s loan portfolio and the carrying values of real estate acquired through foreclosure, we have charged off loans, written down foreclosed properties and increased reserves as we considered necessary.

Mortgage Banking: First quarter net income for C&F Mortgage was $158,000 in 2010 compared to $817,000 in 2009. The decrease in net income was due to the quarter-over-quarter decline in loan origination volumes. Loan originations during the three months ended March 31, 2010 were $134.5 million compared to $318.9 million in the first quarter of 2009. Loan originations at C&F Mortgage for refinancings decreased to $33.6 million from $220.0 million in the first quarter of 2009 when customers took advantage of the low interest rate environment in 2009. Loans originated for new and resale home purchases increased to $100.9 million for the first quarter of 2010 compared to $98.9 million for the first quarter of 2009.

The higher loan origination volume in 2009 resulted primarily from the lower interest rate environment during the first quarter of 2009 compared to 2010. The resulting decline in revenue from gains on sales of loans during the first quarter of 2010 was partially offset by (1) a $1.48 million decrease in commission-based and profitability-based personnel costs associated with lower loan origination volume and a decline in profitability of C&F Mortgage, (2) a $300,000 decrease in the provision for loan losses, and (3) a $172,000 decrease in the provision for indemnification losses. While we mitigate the risk of loan repurchase and indemnification liability by underwriting to the purchasers’ guidelines, we cannot eliminate the possibility that a prolonged period of payment defaults and foreclosures will result in an increase in requests for repurchases or indemnifications and the need for additional loan loss and indemnification loss provisions in the future.

The decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, is expected to temper demand for the foreseeable future. However, as a result of the consolidation within the mortgage banking industry, C&F Mortgage has been able to attract new mortgage origination talent and we believe that these additions provide the potential for future increased loan production to help offset lower overall demand.

Consumer Finance: First quarter net income for C&F Finance was $2.06 million in 2010 compared to $725,000 for the first quarter of 2009. This increase was a result of (1) a 12.1% increase in average loans, (2) decreased borrowing costs, and (3) a $1.05 million decline in the provision for loan losses attributable primarily to lower delinquencies and lower charge-offs on repossessed vehicles. The allowance for loan losses as a percentage of loans increased slightly to 7.92% at March 31, 2010 from 7.89% at December 31, 2009. The decline in delinquencies and net charge-offs is due to such factors as improvements in underwriting criteria over the past several years, enhanced collection efforts and strong demand in the used car market which has resulted in lower losses when repossessed vehicles are sold. We believe our current allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Other and Eliminations: The net loss for the three months ended March 31, 2010 for this combined segment was $127,000, compared to a net loss of $173,000 for the three months ended March 31, 2009. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, dividends received on the Corporation’s investment in equity securities, interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses. The quarter-over-quarter decline in the net loss resulted primarily from lower interest expense on the Corporation’s trust preferred capital notes, a portion of which are indexed to short-term interest rates.

Capital Management. Total shareholders’ equity increased $1.2 million to $90.1 million at March 31, 2010, compared to $88.9 million at December 31, 2009. Earnings during the first quarter of 2010 gave rise to this growth.

We have continued to manage our capital through asset growth and dividends on common shares outstanding. We believe the Corporation’s strong capital and liquidity positions will allow for profitable growth should there be sufficient consumer spending and economic activity. We continue our participation in the federal government’s Capital Purchase Program. We took advantage of the Capital Purchase Program as we saw it as an opportunity to inexpensively increase capital and to insure against unforeseen events given the turmoil in the financial markets. Even though our capital has continued to increase and to exceed regulatory capital standards for being well-capitalized, we have not yet repurchased our securities. Our belief continues to be that we should keep the funds in place until we are sure that the financial markets and economy have stabilized and that the threats to the banking industry have dissipated.

Another means by which we manage our capital is through dividends. The Corporation’s board of directors continued its policy of paying dividends in 2010. The dividend payout ratio for the first three months of 2010 was 53.2 percent based on net income available to common shareholders for the three months ended March 31, 2010. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings. However, in connection with the Corporation’s participation in the Capital Purchase Program there are limitations on the Corporation’s ability to pay quarterly cash dividends in excess of $0.31 per share or to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2010 and 2009. . Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield if income taxes were paid using the federal corporate income tax rate of 35 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2010			2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$19,088	$114	2.40%	$16,503	$162	3.93%
Tax-exempt	103,215	1,695	6.57	90,573	1,497	6.61

Total securities	122,303	1,809	5.92	107,076	1,659	6.20
Loans, net	657,074	15,355	9.35	708,942	14,300	8.07
Interest-bearing deposits in other banks and Fed funds sold	26,150	18	0.27	39	—	0.88

Total earning assets	805,527	17,182	8.53	816,057	15,959	7.82
Allowance for loan losses	(25,258)			(20,035)
Total non-earning assets	92,425			84,050

Total assets	$872,694			$880,072

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$91,942	146	0.64%	$91,024	229	1.00%
Money market deposit accounts	60,969	163	1.07	69,123	325	1.88
Savings accounts	40,555	10	0.10	40,900	11	0.10
Certificates of deposit, $100 thousand or more	141,753	821	2.32	105,868	866	3.27
Other certificates of deposit	179,761	1,038	2.31	171,233	1,398	3.27

Total time and savings deposits	514,980	2,178	1.69	478,148	2,829	2.37

Borrowings	167,611	1,198	2.86	211,474	1,356	2.56

Total interest-bearing liabilities	682,591	3,376	1.98	689,622	4,185	2.43

Demand deposits	83,625			81,373
Other liabilities	16,568			26,333

Total liabilities	782,784			797,328
Shareholders’ equity	89,910			82,743

Total liabilities and shareholders’ equity	$872,694			$880,071

Net interest income		$13,806			$11,774

Interest rate spread			6.55%			5.39%

Interest expense to average earning assets (annualized)			1.68%			2.05%

Net interest margin (annualized)			6.86%			5.77%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table presents the direct causes of the period-to-period changes in the components of net interest income on a taxable-equivalent basis. We calculated the rate and volume variances using a formula prescribed by the Securities and Exchange Commission (SEC). Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

TABLE 2: Rate-Volume Recap

	March 31, 2010 from 2009
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$2,154	$(1,099)	$1,055
Securities:
Taxable	(70)	22	(48)
Tax-exempt	(10)	208	198
Interest-bearing deposits in other banks and Fed funds sold	—	18	18

Total interest income	2,074	(851)	1,223

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(85)	2	(83)
Money market deposit accounts	(128)	(34)	(162)
Savings accounts	—	(1)	(1)
Certificates of deposit, $100 thousand or more	(292)	247	(45)
Other certificates of deposit	(427)	67	(360)

Total time and savings deposits	(932)	281	(651)
Borrowings	143	(301)	(158)

Total interest expense	(789)	(20)	(809)

Change in net interest income	$2,863	$(831)	$2,032

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2010 was $13.8 million, compared to $11.8 million for the three months ended March 31, 2009. The higher net interest income resulted from a 109 basis point increase in net interest margin for 2010 over 2009 offset in part by a 1.3 percent decline in average earning assets. The increase in the net interest margin was principally a result of an increase in the yield on loans and a decrease in the rates paid on time and savings deposits. The increase in the yield on loans was primarily a result of the overall mix of loans resulting from a decrease in lower yielding average loans at the Retail Banking and Mortgage Banking segments and an increase in the higher yielding loans at the Consumer Finance segment. In addition, an increase in the yields on loans at the Retail Banking segment resulted from the repricing of loans and implementation of interest rate floors on loans at renewal. The decrease in rates paid on time and savings deposits was primarily a result of the repricing of higher rate certificates of deposit as they matured.

Average loans held for investment decreased $51.9 million during the first quarter of 2010, compared to the first quarter of 2009. The Retail Banking segment’s average loan portfolio decreased $32.6 million during the first quarter of 2010 compared to the first quarter of 2009 primarily as the economic recession reduced loan demand and resulted in an increase in loans charged-off or foreclosed upon. Despite the reduction in average loans, the Retail Banking segment was able to increase its yield for the first quarter of 2010 compared to the first quarter of 2009 through increases in interest rates and the implementation of interest rate floors on new or renewing adjustable rate loans in the latter half of 2009 and first quarter of 2010. The Consumer Finance segment’s average loan portfolio increased $20.7 million during the first quarter of 2010 compared to the first quarter of 2009 as result of overall growth at existing and new locations. The Consumer Finance segment’s loans are typically higher yielding than other loans in our portfolio. Average loans held for sale at the Mortgage Banking segment decreased $42.4 million during the first quarter of 2010 over the first quarter of 2009 as loan origination volume declined compared to the first quarter of 2009 due to a lower interest rate environment that existed in 2009. The yield on the Mortgage Banking segments loans increased as interest rates have risen since 2009. The overall yield on loans increased 128 basis points to 9.35 percent as a result of the shift in the mix of the portfolio from lower yielding loans held in our Retail Banking and Mortgage Banking segments to higher yielding loans in our Consumer Finance segment occurred.

Average securities available for sale increased $15.2 million during the first quarter of 2010, compared to the first quarter of 2009. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio. This resulted from a strategy to increase the Bank’s securities portfolio as a percentage of total assets. The lower yields in the first quarter of 2010 relative to the first quarter of 2009 resulted from the current interest rate environment in which securities purchases were made at yields less than those being called, matured or sold.

Average interest-bearing deposits in other banks and Fed funds sold increased $26.1 million during the first quarter of 2010, compared to the first quarter of 2009. The increase resulted from reduced loan demand, coupled with deposit growth. The decline in the average yield on interest-bearing deposits in other banks resulted from lower short-term interest rates during the first quarter of 2010.

Average interest-bearing time and savings deposits increased $36.8 million during the first quarter of 2010, compared to the first quarter of 2009. Growth in time deposits occurred in deposits of municipalities in our market areas and retail depositors who are maintaining flexibility in their investing options due to the unpredictability in the stock market. This increase was offset in part by a reduction in money market deposits. The average cost of deposits declined 68 basis points during the first quarter of 2010 relative to the first quarter of 2009. The first quarter of 2010 has benefited from the lower rates on time deposits that matured and repriced throughout 2009 and into 2010.

Average borrowings decreased $43.9 million during the first quarter of 2010, compared to the first quarter of 2009. This decrease was attributable to reduced funding needs as average loans outstanding declined and average deposits increased as noted above. The average cost of borrowings increased 30 basis points during the first quarter of 2010 relative to the first quarter of 2009 as a result of a change in the composition of borrowings, which resulted from the pay down of lower-cost variable-rate borrowings due to increased liquidity provided by lower loan demand and deposit growth.

Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended March 31, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,751	$—	$(3)	$3,748
Service charges on deposit accounts	741	—	—	—	741
Other service charges and fees	421	486	2	—	909
Gain on calls of available for sale securities	30	—	—	30	60
Other income	26	9	157	232	424

Total noninterest income	$1,218	$4,246	$159	$259	$5,882

(Dollars in thousands)	Three Months Ended March 31, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$6,543	$—	$—	$6,543
Service charges on deposit accounts	796	—	—	—	796
Other service charges and fees	357	810	2	—	1,169
Gain on calls of available for sale securities	7	—	—	—	7
Other income	321	1	115	289	726

Total noninterest income	$1,481	$7,354	$117	$289	$9,241

Total noninterest income decreased $3.4 million, or 36.3 percent, to $5.9 million during the first quarter of 2010, compared to the first quarter of 2009. The decrease primarily resulted from (1) decreased gains on sales of loans and ancillary fees associated with lower loan originations in the Mortgage Banking segment and (2) a decrease in other income at the Retail Banking segment resulting from a one-time fee in connection with a change in its debit card processor in 2009.

Noninterest Expense

TABLE 4: Noninterest Expense

(Dollars in thousands)	Three Months Ended March 31, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,600	$2,640	$1,481	$179	$7,900
Occupancy expense	850	437	104	6	1,397
Other expenses	2,491	1,157	555	92	4,295

Total noninterest expense	$6,941	$4,234	$2,140	$277	$13,592

(Dollars in thousands)	Three Months Ended March 31, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,393	$4,117	$1,242	$164	$8,916
Occupancy expense	876	463	111	6	1,456
Other expenses	1,676	1,757	510	171	4,114

Total noninterest expense	$5,945	$6,337	$1,863	$341	$14,486

Total noninterest expense decreased $894,000, or 6.2 percent, to $13.6 million during the first quarter of 2010, compared to the first quarter of 2009. The Mortgage Banking segment reported lower salaries and employee benefits expense and operating expenses as a result of a decline in loan originations, and therefore variable compensation, and a reduction in the provisions for loan losses and indemnifications. Increases in the Retail Banking segment resulted from an increase in salaries and employee benefits expenses resulting from a slight increase in staffing levels and increased health care costs and an increase in other expenses resulting from the write downs and expenses associated with foreclosed properties. An increase in salaries and employee benefits expenses at the Consumer Finance segment was a result of staff additions to support loan growth.

Income Taxes

Income tax expense for the three months ended March 31, 2010 totaled $576,000, resulting in an effective tax rate of 25.0 percent, compared to $399,000, or 20.9 percent, for the three months ended March 31, 2009. The increase in the effective tax rate during the first quarter of 2010 was a result of higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes, which was offset in part by the increase in the Retail Banking segment’s municipal bond portfolio, which generates tax-exempt interest income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Allowance, beginning of period	$24,027	$19,806
Provision for loan losses:
Retail Banking	1,150	700
Mortgage Banking	—	300
Consumer Finance	2,050	3,100

Total provision for loan losses	3,200	4,100
Loans charged off:
Real estate—residential mortgage	127	—
Real estate—construction	479	299
Commercial, financial and agricultural	123	478
Consumer	482	61
Consumer Finance	1,930	3,205

Total loans charged off	3,141	4,043
Recoveries of loans previously charged off:
Real estate—residential mortgage	2	—
Real estate—construction	—	—
Commercial, financial and agricultural	6	15
Consumer	17	17
Consumer Finance	506	425

Total recoveries	531	457

Net loans charged off	2,610	3,586

Allowance, end of period	$24,617	$20,320

Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.07%	0.68%

Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.97%	6.49%

Table 6 discloses the allocation of the allowance for loan losses at March 31, 2010 and December 31, 2009.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	March 31, 2010	December 31, 2009
Allocation of allowance for loan losses:
Real estate—residential mortgage	$1,454	$1,295
Real estate—construction	334	281
Commercial, financial and agricultural [1]	6,782	7,022
Equity lines	214	211
Consumer	256	267
Consumer finance	15,577	14,951

Balance	$24,617	$24,027

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Nonperforming Assets

Table 7 summarizes nonperforming assets at March 31, 2010 and December 31, 2009.

TABLE 7: Nonperforming Assets

Retail and Mortgage Banking

(Dollars in thousands)	March 31, 2010	December 31, 2009
Nonaccrual loans - Retail Banking	$8,120	$4,812
Nonaccrual loans - Mortgage Banking	204	204
OREO* - Retail Banking	10,855	12,360
OREO* - Mortgage Banking	303	440

Total nonperforming assets	$19,482	$17,816
Accruing loans past due for 90 days or more	$2,296	$451
Total loans	$442,272	$447,592
Allowance for loan losses	$9,040	$9,076
Nonperforming assets to total loans and OREO*	4.30%	3.87%
Allowance for loan losses to total loans	2.04	2.03
Allowance for loan losses to nonaccrual loans	108.60	180.94

*	OREO is recorded at its estimated fair value less cost to sell.

Consumer Finance

(Dollars in thousands)	March 31, 2010	December 31, 2009
Nonaccrual loans	$317	$387
Accruing loans past due for 90 days or more	$—	$—
Total loans	$196,727	$189,439
Allowance for loan losses	$15,577	$14,951
Nonaccrual consumer finance loans to total consumer finance loans	0.16%	0.20%
Allowance for loan losses to total consumer finance loans	7.92	7.89

During the first quarter of 2010, there has been a $36,000 decrease in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2009, while the provision for loan losses at these combined segments increased $150,000 in the first quarter of 2010, compared to the first quarter of 2009. The change in the balance of the allowance for loan losses in this combined segment resulted from higher net charge-offs and lower overall loan balances offset by increases in nonaccrual loans. The allowance for loan losses to total loans remained relatively flat at 2.04 percent at March 31, 2010 compared to 2.03 percent at December 31, 2009. Net charge-offs for these combined segments for the first quarter of 2010 included write downs of collateral-dependent commercial relationships based on an impairment analysis, which indicated that their respective carrying values exceeded the fair market value of the underlying real estate collateral.

Nonperforming assets at the Retail Banking segment increased to $19.0 million at March 31, 2010 from $17.2 million at December 31, 2009. Nonperforming assets at March 31, 2010 included $8.1 million in nonaccrual loans and $10.9 million in foreclosed properties. Nonaccrual loans primarily consisted of six relationships totaling $6.8 million of loans secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.4 million have been established for these loans. Management believes it has provided adequate loan loss reserves for these loans based on the collateral and estimated fair values. Foreclosed properties at March 31, 2010 primarily consisted of residential properties associated with five commercial relationships and a non-residential property associated with one commercial relationship. These properties have been written down to their estimated fair values less selling costs. Nonaccrual loans and foreclosed properties of the Mortgage Banking segment totaled $204,000 and $303,000, respectively, at March 31, 2010, and resulted primarily from loans that were repurchased from investors because of documentation issues. Accruing loans past due for 90 days or more at the combined Retail and Mortgage Banking segments increased $1.8 million to $2.3 million at March 31, 2010 primarily as a result of one commercial relationship. The allowance as a percentage of total loans at the combined Retail and Mortgage Banking segments remained relatively flat even though there was an increase in nonperforming loans, as the level of charge-offs taken in the first quarter of 2010 increased. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible. Depending on the effects of future economic conditions, or changes in our loan portfolio, a higher provision for loan losses may become necessary.

The Consumer Finance segment’s allowance for loan losses increased $626,000 to $15.6 million since December 31, 2009, and its provision for loan losses decreased $1.1 million in the first quarter of 2010, compared to the first quarter of 2009. The increase in the allowance for loan losses was driven by an increase in the Consumer Finance segment loans. The decrease in the provision for loan losses was primarily attributable to lower delinquencies and net charge-offs in the first quarter of 2010. The decrease in delinquencies and net charge-offs are a result of improvements in underwriting criteria over the past several years, enhanced collection efforts and a stronger used vehicle market which resulted in a lower loss per loan for repossessed vehicles.

At March 31, 2010, there have been no material changes since December 31, 2009 in nonaccrual loans and accruing loans past due 90 days or more at the Consumer Finance segment. The allowance for loan losses increased from $15.0 million at December 31, 2009 to $15.6 million at March 31, 2010 principally as a result of growth in the loan portfolio. The ratio of the allowance for loan losses to total consumer finance loans remained approximately the same. C&F Finance’s loan portfolio can be immediately adversely affected by the ongoing effects of the economic recession. We believe that the current level of the allowance for loan losses at C&F Finance is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment continues to rise throughout 2010 and if consumer demand for automobiles falls thereby resulting in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

FINANCIAL CONDITION

At March 31, 2010, the Corporation had total assets of $870.8 million compared to $888.4 million at December 31, 2009. The decrease was principally a result of a decrease in interest-bearing deposits at other banks offset slightly by growth in the securities available for sale portfolio.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 8: Loans Held for Investment

(Dollars in thousands)	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$147,293	23%	$147,850	23%
Real estate - construction	13,034	2	14,053	2
Commercial, financial and agricultural[1]	241,429	38	245,759	39
Equity lines	32,370	5	32,220	5
Consumer	8,146	1	7,710	1
Consumer finance	196,727	31	189,439	30

Total loans	638,999	100%	637,031	100%

Less allowance for loan losses	(24,617)		(24,027)

Total loans, net	$614,382		$613,004

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

The increase in total loans occurred primarily in the consumer finance category as a result of increased demand for automobiles partially offset by decreases in commercial, financial and agricultural loans due to reduced demand as a result of the economic recession.

Investment Securities

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

TABLE 9: Securities Available for Sale

(Dollars in thousands)	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$14,620	12%	$9,743	9%
Mortgage-backed securities	2,422	2	2,709	2
Obligations of states and political subdivisions	104,487	86	104,867	88

Total debt securities	121,529	100	117,319	99
Preferred stock	191	—	1,251	1

Total available for sale securities	$121,720	100%	$118,570	100%

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $602.6 million at March 31, 2010, compared to $606.6 million at December 31, 2009. The slight decrease from December 31, 2009 was due to declines in deposits received from our municipal customers as balances are higher for municipal customers at year end as a result of tax collections and declined during the first quarter as these funds were used. The Corporation had no brokered certificates of deposit outstanding at March 31, 2010 or December 31, 2009.

Borrowings

Borrowings totaled $158.1 million at March 31, 2010, compared to $170.8 million at December 31, 2009 as the Corporation used excess cash on hand to reduce borrowings.

Off-Balance Sheet Arrangements

As of March 31, 2010, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

As of March 31, 2010, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at March 31, 2010 totaled $47.6 million, compared to $67.7 million at December 31, 2009. The Corporation’s funding sources, including the capacity, amount outstanding and amount available at March 31, 2010 are presented in table 10.

TABLE 10: Funding Sources

(Dollars in thousands)
	Capacity	Outstanding	Available
Federal funds purchased	$36,000	$13,250	$22,750
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	97,118	52,500	44,618
Borrowings from Federal Reserve Bank	64,703	—	64,703
Revolving line of credit	120,000	62,041	57,959

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

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

TABLE 11: Capital Ratios

(Dollars in thousands)	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total Capital (to Risk-Weighted Assets)
Corporation	$108,505	16.1%	$53,949	8.0%	N/A	N/A
Bank	105,603	15.7	53,682	8.0	$67,103	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	99,876	14.8	26,975	4.0	N/A	N/A
Bank	97,015	14.5	26,841	4.0	40,262	6.0
Tier 1 Capital (to Average Assets)
Corporation	99,876	11.6	34,555	4.0	N/A	N/A
Bank	97,015	11.3	34,388	4.0	42,985	5.0

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Corporation	$107,724	15.9%	$54,250	8.0%	N/A	N/A
Bank	103,693	15.4	53,906	8.0	$67,382	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	99,056	14.6	27,125	4.0	N/A	N/A
Bank	95,078	14.1	26,953	4.0	40,429	6.0
Tier 1 Capital (to Average Assets)
Corporation	99,056	11.5	34,450	4.0	N/A	N/A
Bank	95,078	11.1	34,258	4.0	42,822	5.0

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no purchases of the Corporation’s Common Stock during 2010.

In connection with the Corporation’s sale to the Treasury of its Series A Preferred Stock and Warrant under the Capital Purchase Program, there are limitations on the Corporation’s ability to purchase Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to such time, the Corporation generally may not purchase any Common Stock without the consent of the Treasury.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation establishing Series A Preferred Stock, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

10.16	Base Salaries for Named Executive Officers of C&F Financial Corporation (incorporated by reference to Exhibit 10.16 to Form 10-K filed March 3, 2010)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date May 6, 2010	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date May 6, 2010	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)