Form 10-Q
period 2010-06-30
C & F FINANCIAL CORP
filed 2010-08-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 5, 2010, the latest practicable date for determination, 3,089,766 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$9,142	$8,434
Interest-bearing deposits in other banks	4,946	29,627

Total cash and cash equivalents	14,088	38,061
Securities-available for sale at fair value, amortized cost of $118,902 and $116,774, respectively	121,219	118,570
Loans held for sale, net	63,618	28,756
Loans, net of allowance for loan losses of $25,154 and $24,027, respectively	614,085	613,004
Federal Home Loan Bank stock, at cost	3,887	3,887
Corporate premises and equipment, net	29,626	29,490
Other real estate owned, net of valuation allowance of $3,244 and $2,402, respectively	13,004	12,800
Accrued interest receivable	5,159	5,408
Goodwill	10,724	10,724
Other assets	28,714	27,730

Total assets	$904,124	$888,430

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$96,507	$83,708
Savings and interest-bearing demand deposits	189,657	208,388
Time deposits	328,481	314,534

Total deposits	614,645	606,630
Short-term borrowings	31,530	11,082
Long-term borrowings	124,963	139,130
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,604	1,569
Other liabilities	20,202	20,523

Total liabilities	813,564	799,554

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 shares issued and outstanding)	20	20
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,089,766 and 3,067,666 shares issued and outstanding, respectively)	3,018	3,009
Additional paid-in capital	21,614	21,210
Retained earnings	64,701	63,669
Accumulated other comprehensive income, net	1,207	968

Total shareholders’ equity	90,560	88,876

Total liabilities and shareholders’ equity	$904,124	$888,430

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$16,146	$14,933	$31,485	$29,218
Interest on money market investments	9	—	27	—
Interest and dividends on securities
U.S. government agencies and corporations	80	98	167	229
Tax-exempt obligations of states and political subdivisions	1,099	1,042	2,202	2,009
Corporate bonds and other	28	52	73	106

Total interest income	17,362	16,125	33,954	31,562

Interest expense
Savings and interest-bearing deposits	226	444	545	1,009
Certificates of deposit, $100 thousand or more	841	902	1,662	1,768
Other time deposits	1,006	1,355	2,044	2,753
Borrowings	996	1,013	1,949	2,082
Trust preferred capital notes	249	274	494	561

Total interest expense	3,318	3,988	6,694	8,173

Net interest income	14,044	12,137	27,260	23,389
Provision for loan losses	3,300	4,400	6,500	8,500

Net interest income after provision for loan losses	10,744	7,737	20,760	14,889

Noninterest income
Gains on sales of loans	4,679	7,374	8,427	13,917
Service charges on deposit accounts	865	790	1,606	1,586
Other service charges and fees	1,085	1,334	1,994	2,503
Gains on calls and sales of available for sale securities	16	23	76	30
Other income	549	437	973	1,163

Total noninterest income	7,194	9,958	13,076	19,199

Noninterest expenses
Salaries and employee benefits	8,763	9,395	16,663	18,311
Occupancy expenses	1,389	1,471	2,786	2,927
Other expenses	6,054	4,439	10,349	8,553

Total noninterest expenses	16,206	15,305	29,798	29,791

Income before income taxes	1,732	2,390	4,038	4,297
Income tax expense	315	640	891	1,039

Net income	1,417	1,750	3,147	3,258
Effective dividends on preferred stock	287	288	574	548

Net income available to common shareholders	$1,130	$1,462	$2,573	$2,710

Per common share data
Net income – basic	$0.37	$0.48	$0.84	$0.89
Net income – assuming dilution	$0.36	$0.48	$0.83	$0.89
Cash dividends declared	$0.25	$0.25	$0.50	$0.56
Weighted average number of shares – basic	3,084,255	3,042,233	3,078,970	3,040,504
Weighted average number of shares – assuming dilution	3,102,643	3,042,233	3,100,669	3,040,504

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2009	$20	$3,009	$21,210	$63,669	$968	$88,876
Comprehensive income:
Net income	—	—	—	3,147	—	3,147
Other comprehensive income, net
Changes in cash balance pension plan assets and benefit obligations, net	—	—	—	—	(8)
Unrealized loss on cash flow hedging instrument, net	—	—	—	—	(93)
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	340

Other comprehensive income, net	—	—	—	—	239	239

Comprehensive income	—	—	—	—	—	3,386
Share-based compensation	—	—	194	—	—	194
Stock options exercised	—	9	136	—	—	145
Accretion of preferred stock discount	—	—	74	(74)	—	—
Cash dividends paid – common stock ($0.50 per share)	—	—	—	(1,541)	—	(1,541)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(500)	—	(500)

Balance June 30, 2010	$20	$3,018	$21,614	$64,701	$1,207	$90,560

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2008	$—	$2,992	$551	$62,361	$(1,047)	$64,857
Comprehensive income:
Net income	—	—	—	3,258	—	3,258
Other comprehensive income, net
Changes in cash balance pension plan assets and benefit obligations, net	—	—	—	—	14
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	164

Other comprehensive income, net	—	—	—	—	178	178

Comprehensive income	—	—	—	—	—	3,436
Share-based compensation	—	—	160	—	—	160
Issuance of preferred stock and warrant	20	—	19,894	—	—	19,914
Accretion of preferred stock discount	—	—	66	(66)	—	—
Cash dividends paid – common stock ($0.56 per share)	—	—	—	(1,704)	—	(1,704)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(350)	—	(350)

Balance June 30, 2009	$20	$2,992	$20,671	$63,499	$(869)	$86,313

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$3,147	$3,258
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	942	1,108
Provision for loan losses	6,500	8,500
Provision for other real estate owned losses	1,220	432
Share-based compensation	194	160
Accretion of discounts and amortization of premiums on securities, net	244	60
Net realized gain on securities	(76)	(30)
Realized gains on sales of other real estate owned	(6)	(23)
Proceeds from sales of loans	308,493	627,258
Origination of loans held for sale	(343,355)	(652,331)
Change in other assets and liabilities:
Accrued interest receivable	249	(26)
Other assets	(1,169)	614
Accrued interest payable	35	(143)
Other liabilities	(422)	(1,995)

Net cash used in operating activities	(24,004)	(13,158)

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	15,140	14,974
Purchases of securities available for sale	(17,434)	(24,982)
Net redemptions of Federal Home Loan Bank stock	—	1,397
Net increase in customer loans	(9,859)	(139)
Capitalized costs of other real estate owned	(131)	—
Proceeds from sales of other real estate owned	993	493
Purchases of corporate premises and equipment	(1,078)	(209)
Disposals of corporate premises and equipment	—	26

Net cash used in investing activities	(12,369)	(8,440)

Financing activities:
Net (decrease) increase in demand, interest-bearing demand and savings deposits	(5,932)	2,588
Net increase in time deposits	13,947	27,886
Net increase (decrease) in borrowings	6,281	(25,993)
Proceeds from exercise of stock options	145	—
Net proceeds from issuance of preferred stock	—	19,914
Cash dividends	(2,041)	(2,054)

Net cash provided by financing activities	12,400	22,341

Net (decrease) increase in cash and cash equivalents	(23,973)	743
Cash and cash equivalents at beginning of period	38,061	9,888

Cash and cash equivalents at end of period	$14,088	$10,631

Supplemental disclosure
Interest paid	$6,659	$8,316
Income taxes paid	3,268	1,142
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$521	$253
Loans transferred to other real estate owned	(2,278)	(9,477)
Pension adjustment	(12)	22
Unrealized loss on cash flow hedging instrument	(149)	—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I and C&F Financial Statutory Trust II, which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation.

Nature of Operations: The Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, C&F Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank and its subsidiaries offer a wide range of banking and related financial services to both individuals and businesses.

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

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the allowance for indemnifications, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the cash balance pension plan, the valuation of deferred taxes, the valuation of derivative financial instruments and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Share-Based Compensation: Compensation expense for the second quarter and first six months of 2010 included $94,000 ($58,000 after tax) and $194,000 ($120,000 after tax), respectively, for restricted stock granted since 2006. As of June 30, 2010, there was $993,000 of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock option activity for the six months ended June 30, 2010 and stock options outstanding as of June 30, 2010 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2010	417,717	$33.71	4.4
Exercised	9,000	16.13

Options outstanding and exercisable at June 30, 2010	408,717	$34.10	4.0	$54

*	Weighted average

A summary of restricted stock activity for the six months ended June 30, 2010 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2010	58,725	$28.59
Granted	13,100	$19.72

Unvested, June 30, 2010	71,825	$26.97

Derivative Financial Instruments: During the second quarter of 2010, the Corporation entered into a derivative financial instrument. The Corporation recognizes derivative financial instruments as either an asset or liability in the consolidated balance sheet at fair value in other assets or other liabilities. The derivative financial instrument has been designated as and qualifies as a cash flow hedge. The effective portion of the gain or loss on the cash flow hedge is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Recent Significant Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standard (SFAS) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16 (ASU 2009-16). The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective January 1, 2010. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The new disclosure guidance will significantly expand the existing disclosure requirements and is intended to lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Corporation is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

NOTE 2: Securities

Debt and equity securities are summarized as follows:

(Dollars in thousands)	June 30, 2010
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$14,236	$103	$—	$14,339
Mortgage-backed securities	2,894	105	—	2,999
Obligations of states and political subdivisions	101,598	2,412	(284)	103,726
Preferred stock	174	1	(20)	155

	$118,902	$2,621	$(304)	$121,219

(Dollars in thousands)	December 31, 2009
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$9,772	$33	$(62)	$9,743
Mortgage-backed securities	2,628	81	—	2,709
Obligations of states and political subdivisions	103,097	2,144	(374)	104,867
Preferred stock	1,277	59	(85)	1,251

	$116,774	$2,317	$(521)	$118,570

The amortized cost and estimated fair value of securities at June 30, 2010, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	June 30, 2010
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,853	$19,980
Due after one year through five years	30,435	30,933
Due after five years through ten years	42,566	43,493
Due after ten years	25,874	26,658
Preferred stock	174	155

	$118,902	$121,219

Proceeds from the maturities, calls and sales of securities available for sale for the six months ended June 30, 2010 were $15.14 million, resulting in gross realized gains of $80,000 and gross realized losses of $4,000.

The Corporation pledges securities to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements. Securities with an aggregate amortized cost of $78.50 million and an aggregate fair value of $80.30 million were pledged at June 30, 2010. Securities with an aggregate amortized cost of $87.44 million and an aggregate fair value of $88.90 million were pledged at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Securities in an unrealized loss position at June 30, 2010, by duration of the period of the unrealized loss, are shown below.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$14,663	$134	$3,313	$150	$17,976	$284
Preferred stock	14	7	134	13	148	20

Total temporarily impaired securities	$14,677	$141	$3,447	$163	$18,124	$304

There are 55 debt securities with fair values totaling $17.98 million considered temporarily impaired at June 30, 2010. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized. There are three equity securities with a fair value of $148,000 considered temporarily impaired at June 30, 2010. The Corporation has the intent and ability to hold these equity securities until a recovery of the unrealized loss and therefore does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.89 million at June 30, 2010 and December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock beginning in 2009, the Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Other Comprehensive Income and Earnings Per Common Share

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets (liabilities) of $644,000 and $(467,000) as of June 30, 2010 and 2009, respectively.

(Dollars in thousands)	June 30,
	2010	2009
Net unrealized gains on securities	$1,507	$50
Net unrecognized loss on cash flow hedge	(93)	—
Net unrecognized losses on cash balance pension plan	(207)	(919)

Total cumulative other comprehensive income (loss)	$1,207	$(869)

The Corporation reclassified net gains of $49,000 from other comprehensive income to earnings for the six months ended June 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2010	2009
Net income	$1,417	$1,750
Accumulated dividends on Series A Preferred Stock	(250)	(253)
Accretion of Series A Preferred Stock discount	(37)	(35)

Net income available to common shareholders	$1,130	$1,462

Weighted average number of common shares used in earnings per common share – basic	3,084,255	3,042,233
Effect of dilutive securities:
Stock option awards and Warrant	18,388	—

Weighted average number of common shares used in earnings per common share – assuming dilution	3,102,643	3,042,233

(Dollars in thousands)	Six Months Ended June 30,
	2010	2009
Net income	$3,147	$3,258
Accumulated dividends on Series A Preferred Stock	(500)	(481)
Accretion of Series A Preferred Stock discount	(74)	(67)

Net income available to common shareholders	$2,573	$2,710

Weighted average number of common shares used in earnings per common share – basic	3,078,970	3,040,504
Effect of dilutive securities:
Stock option awards and Warrant	21,699	—

Weighted average number of common shares used in earnings per common share – assuming dilution	3,100,669	3,040,504

Potential common shares that may be issued by the Corporation for its stock option awards and the warrant to purchase common shares issued on January 9, 2009 in connection with the Corporation’s participation in the Capital Purchase Program (CPP) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the Warrant) are determined using the treasury stock method. Options and the Warrant on approximately 354,000 and 615,000 shares for the three months ended June 30, 2010 and 2009, respectively, and 354,000 and 619,000 for the six months ended June 30, 2010 and 2009, respectively were not included in computing diluted earnings per common share because they were anti-dilutive.

NOTE 4: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2010	2009
Service cost	$133	$126
Interest cost	99	93
Expected return on plan assets	(124)	(103)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	(17)	(17)
Amortization of net loss	12	29

Net periodic benefit cost	$102	$127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2010	2009
Service cost	$266	$252
Interest cost	198	186
Expected return on plan assets	(248)	(206)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	(34)	(34)
Amortization of net loss	24	58

Net periodic benefit cost	$204	$254

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of June 30, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances of financial assets measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis at December 31, 2009.

	June 30, 2010
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$14,339	—	$14,339
Mortgage-backed securities	—	2,999	—	2,999
Obligations of states and political subdivisions	—	103,726	—	103,726
Preferred stock	—	155	—	155

Total securities available for sale	—	$121,219	—	$121,219

Liabilities:
Derivative payable	—	$149	—	$149

Total liabilities	—	$149	—	$149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	December 31, 2009
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Securities available for sale
U.S. government agencies and corporations	—	$9,743	—	$9,743
Mortgage-backed securities	—	2,709	—	2,709
Obligations of states and political subdivisions	—	104,867	—	104,867
Preferred stock	—	1,251	—	1,251

Total securities available for sale	—	$118,570	—	$118,570

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheets. For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheets, the following table provides the fair value measures by level of valuation assumptions used. Fair value adjustments for other real estate owned (OREO) are recorded in other noninterest expense and fair value adjustments for loans held for investment are recorded in the provision for loan losses, in the consolidated statements of income. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2010 or December 31, 2009.

	June 30, 2010
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$7,992	—	$7,992
OREO	—	13,004	—	13,004

Total	—	$20,996	—	$20,996

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	—	$6,720	—	$6,720
OREO	—	12,800	—	12,800

Total	—	$19,520	—	$19,520

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$14,088	$14,088	$38,061	$38,061
Securities available for sale	121,219	121,219	118,570	118,570
Loans, net	614,085	614,661	613,004	611,420
Loans held for sale, net	63,618	66,336	28,756	29,032
Accrued interest receivable	5,159	5,159	5,408	5,408
Financial liabilities:
Demand deposits	286,164	286,164	292,096	292,096
Time deposits	328,481	333,013	314,534	319,593
Borrowings	177,113	174,322	170,832	166,533
Derivative payable	149	149	—	—
Accrued interest payable	1,604	1,604	1,569	1,569

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of June 30, 2010 and December 31, 2009.

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

Certain loans are accounted for under ASC Topic 310—Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data, which in some cases may be adjusted to reflect current trends, including sales prices, expenses, absorption periods and other current relevant factors (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements, if not considered significant, using observable market data (Level 2). At June 30, 2010 and December 31, 2009, the Corporation’s impaired loans were valued at $7.99 million and $6.72 million, respectively.

Loans held for sale, net. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three or six months ended June 30, 2010.

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

Derivative payable. The fair value of the derivative is determined using the discounted cash flow method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(Dollars in thousands)	Three Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,556	$583	$9,120	$42	$(939)	$17,362
Gains on sales of loans	—	4,679	—	—	—	4,679
Other	1,475	594	134	312	—	2,515

Total operating income	10,031	5,856	9,254	354	(939)	24,556

Expenses:
Interest expense	2,638	91	1,286	258	(955)	3,318
Provision for loan losses	1,450	—	1,850	—	—	3,300
Salaries and employee benefits	3,595	3,532	1,466	171	(1)	8,763
Other noninterest expenses	2,837	3,797	668	141	—	7,443

Total operating expenses	10,520	7,420	5,270	570	(956)	22,824

Income (loss) before income taxes	(489)	(1,564)	3,984	(216)	17	1,732
Provision for (benefit from) income taxes	(537)	(626)	1,554	(81)	5	315

Net income (loss)	$48	$(938)	$2,430	$(135)	$12	$1,417

Total assets	$767,465	$75,904	$209,549	$2,589	$(151,383)	$904,124
Capital expenditures	$558	$80	$25	$—	$—	$663

(Dollars in thousands)	Three Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,485	$729	$7,707	$66	$(862)	$16,125
Gains on sales of loans	—	7,374	—	—	—	7,374
Other	1,217	937	108	322	—	2,584

Total operating income	9,702	9,040	7,815	388	(862)	26,083

Expenses:
Interest expense	3,262	85	1,224	286	(869)	3,988
Provision for loan losses	1,400	200	2,800	—	—	4,400
Salaries and employee benefits	3,386	4,646	1,232	131	—	9,395
Other noninterest expenses	2,948	2,059	815	88	—	5,910

Total operating expenses	10,996	6,990	6,071	505	(869)	23,693

Income (loss) before income taxes	(1,294)	2,050	1,744	(117)	7	2,390
Provision for (benefit from) income taxes	(847)	876	666	(57)	2	640

Net income (loss)	$(447)	$1,174	$1,078	$(60)	$5	$1,750

Total assets	$729,082	$70,025	$184,631	$2,428	$(106,724)	$879,442
Capital expenditures	$1	$102	$2	$—	$—	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands)	Six Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$17,020	$860	$17,740	$101	$(1,767)	$33,954
Gains on sales of loans	—	8,430	—	—	(3)	8,427
Other	2,692	1,089	293	575	—	4,649

Total operating income	19,712	10,379	18,033	676	(1,770)	47,030

Expenses:
Interest expense	5,358	115	2,498	511	(1,788)	6,694
Provision for loan losses	2,600	—	3,900	—	—	6,500
Salaries and employee benefits	7,193	6,171	2,947	351	1	16,663
Other noninterest expenses	6,180	5,393	1,327	235	—	13,135

Total operating expenses	21,331	11,679	10,672	1,097	(1,787)	42,992

Income (loss) before income taxes	(1,619)	(1,300)	7,361	(421)	17	4,038
Provision for (benefit from) income taxes	(1,306)	(520)	2,871	(160)	6	891

Net income (loss)	$(313)	$(780)	$4,490	$(261)	$11	$3,147

Total assets	$767,465	$75,904	$209,549	$2,589	$(151,383)	$904,124
Capital expenditures	$719	$273	$86	$—	$—	$1,078

(Dollars in thousands)	Six Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$16,754	$1,408	$14,926	$137	$(1,663)	$31,562
Gains on sales of loans	—	13,917	—	—	—	13,917
Other	2,698	1,748	225	611	—	5,282

Total operating income	19,452	17,073	15,151	748	(1,663)	50,761

Expenses:
Interest expense	6,668	163	2,428	595	(1,681)	8,173
Provision for loan losses	2,100	500	5,900	—	—	8,500
Salaries and employee benefits	6,779	8,763	2,474	295	—	18,311
Other noninterest expenses	5,500	4,279	1,436	265	—	11,480

Total operating expenses	21,047	13,705	12,238	1,155	(1,681)	46,464

Income (loss) before income taxes	(1,595)	3,368	2,913	(407)	18	4,297
Provision for (benefit from) income taxes	(1,287)	1,377	1,110	(167)	6	1,039

Net income (loss)	$(308)	$1,991	$1,803	$(240)	$12	$3,258

Total assets	$729,082	$70,025	$184,631	$2,428	$(106,724)	$879,442
Capital expenditures	$35	$165	$8	$1	$—	$209

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7: Derivatives

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swap qualifies as a cash flow hedge. The Corporation’s cash flow hedge effectively modifies the Corporation’s exposure to interest rate risk by converting floating rate debt to a fixed rate debt with a maturity in 2015.

The notional amount of the cash flow hedge is $5.0 million. At June 30, 2010, the cash flow hedge had a fair value of ($149,000) and is recorded in other liabilities. The cash flow hedge was fully effective at June 30, 2010 and therefore the loss on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.

NOTE 8: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Provision for indemnification losses	$2,719	$474	$3,177	$1,114
Loan and OREO expenses	1,184	479	1,716	632
Data processing fees	521	569	946	1,201
Telecommunication expenses	246	232	498	529
FDIC expenses	238	637	488	875
Tax service and investor fees	183	320	319	564
All other noninterest expenses	963	1,728	3,205	3,638

Total Other Noninterest Expenses	$6,054	$4,439	$10,349	$8,553

NOTE 9: Subsequent Events

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Forward-looking statements in this report include, without limitation, statements regarding asset quality, adequacy of reserves for loan losses and indemnification losses, expected future indemnification obligations and the economic and employment environment. Actual results could differ materially from historical results or those anticipated by any forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•	the legislative/regulatory climate, including the effect of restrictions imposed on us as a participant in the Capital Purchase Program

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the value of securities held in the Corporation’s investment portfolios

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	the level of indemnification losses related to mortgage loans sold

•	demand for loan products

•	deposit flows

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	technology

•	reliance on third parties for key services

•	the commercial and residential real estate markets

•	demand in the secondary residential mortgage loan markets

•	the Corporation’s expansion and technology initiatives

•	accounting principles, policies and guidelines

These risks are exacerbated by the turbulence experienced during 2008, 2009 and continuing so far into 2010 in significant portions of the global and United States financial markets, which if it continues or worsens, could further impact the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy generally. While there are signs of improvement, the capital and credit markets have experienced extended volatility and disruption during the past two years, and unemployment has risen to, and currently remains at, high levels. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital for liquidity and business purposes.

Although the Corporation had, and continues to have, diverse sources of liquidity and its capital ratios exceeded, and continue to exceed, the minimum levels required for well-capitalized status, the Corporation issued and sold its Series A Preferred Stock and Warrant for a $20.0 million investment from Treasury under the Capital Purchase Program on January 9, 2009. The Bank is participating in the FDIC Transaction Account Guarantee Program, under which all noninterest-bearing transaction accounts (as defined within the program) are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2010.

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

Further, there can be no assurance that the actions taken by the federal government and regulatory agencies will stabilize the United States financial system or alleviate the industry or economic factors that may adversely affect the Corporation’s business and financial performance. It also is not clear what effects the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the regulations promulgated thereunder or other future regulatory reforms may have on financial markets, the financial services industry and depositary institutions, and consequently on the Corporation’s business and financial performance.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity, and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications under certain conditions when a purchaser of a loan (an investor) sold by C&F Mortgage incurs a loss due to borrower misrepresentation, fraud, early default, or underwriting errors. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, current economic conditions and information provided and indemnification requests made by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We generally measure impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance based on the estimated fair value of the collateral relative to the recorded investment in the impaired loan, as well as other relevant factors.

Impairment of Securities: Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security and it is not more-likely-than-not that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. We regularly review each investment security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are recorded at the estimated fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions. Revenues and expenses from operations and changes in the property valuations are included in other noninterest expenses.

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

Retirement Plan: The Bank maintains a non-contributory, cash balance pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or noninterest expense.

Derivative Financial Instruments: During the second quarter of 2010, the Corporation entered into a derivative financial instrument. The Corporation recognizes derivative financial instruments as either an asset or liability in the consolidated balance sheet at fair value in other assets or other liabilities. The derivative financial instrument has been designated as and qualifies as a cash flow hedge. The effective portion of the gain or loss on the cash flow hedge is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

Financial Performance Measures

Net income for the Corporation was $1.4 million for the second quarter ended June 30, 2010, compared with $1.8 million for the second quarter of 2009. Net income for the Corporation was $3.1 million for the first six months of 2010, compared with $3.3 million for the first six months of 2009. Net income available to common shareholders was $1.1 million, or $0.36 per common share assuming dilution for the second quarter of 2010, compared with $1.5 million, or $0.48 per common share assuming dilution for the second quarter of 2009. Net income available to common shareholders was $2.6 million, or $0.83 per common share assuming dilution for the first half of 2010, compared to $2.7 million, or $0.89 per common share assuming dilution for the first half of 2009. The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred

Stock dividends and amortization of the Warrant related to the Corporation’s participation in the Capital Purchase Program. The financial results for the second quarter and first six months of 2010 were affected by higher provisions for indemnification losses and lower loan production in the Mortgage Banking segment, continued loan growth and lower net charge-offs in the Consumer Finance segment and higher net interest margin, higher provisions for loan and foreclosed properties losses, and general operating expenses associated with problem assets in the Retail Banking segment.

The Corporation’s ROE and ROA were 6.51 percent and 0.51 percent, respectively, on an annualized basis, for the second quarter of 2010, compared to 8.82 percent and 0.66 percent for the second quarter of 2009. For the first six months of 2010, on an annualized basis, the Corporation’s ROE and ROA were 7.39 percent and 0.59 percent, respectively, compared to 8.25 percent and 0.61 percent, respectively for the first six months of 2009. The decrease in these ratios during 2010 was primarily due to lower earnings available to common shareholders as the Corporation’s results continued to be affected by the challenging economic environment.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: During the second quarter of 2010, the Bank recorded net income of $48,000 compared to a net loss of $447,000 in the second quarter of 2009. During the first six months of 2010, the Bank recorded a net loss of $313,000 compared to a net loss of $308,000 in the first six months of 2009. The results for 2010 included the effects of (1) higher margins attributable to improvements in both interest income, as a result of the establishment of interest rate floors on new loans and loans at renewal, and interest expense, as a result of lower rates paid on deposits, (2) a higher provision for loan losses due to continued weakness in the economy and increases in nonaccrual loans, (3) a higher provision for losses on foreclosed properties and general operating expenses associated with problem assets as property values continued to be depressed and (4) higher personnel costs, including health care costs, due to slight increases in staffing levels.

The Bank’s nonperforming assets were $20.3 million at June 30, 2010, compared to $17.2 million at December 31, 2009. Nonperforming assets at June 30, 2010 included $7.8 million in nonaccrual loans and $12.5 million in foreclosed properties. Nonaccrual loans primarily consisted of six relationships totaling $6.3 million of loans secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.1 million have been established for these loans. Management believes it has provided adequate loan loss reserves for these loans based on the estimated fair values of the collateral. Foreclosed properties at June 30, 2010 primarily consisted of residential properties associated with seven commercial relationships and non-residential properties associated with two commercial relationships. These properties have been written down to their estimated fair values less selling costs.

The Bank’s credit management team directed significant effort throughout 2009 and throughout the first six months of 2010 to real estate loan workouts and restructurings and, when necessary, foreclosures. After thoroughly evaluating the credit quality of the Bank’s loan portfolio and the carrying values of real estate acquired through foreclosure, we have charged off loans, written down foreclosed properties and increased reserves as we considered necessary.

Mortgage Banking: During the second quarter of 2010, C&F Mortgage Corporation recognized a net loss of $938,000 compared to net income of $1.2 million for the quarter ending June 30, 2009, and recognized a net loss of $780,000 for the first six months of 2010 compared to net income of $2.0 million for the first six months of 2009. The net loss for the three and six months ended June 30, 2010 primarily resulted from an increase in the provision for indemnification losses to $2.7 million and $3.2 million, respectively from $474,000 and $1.1 million for the three and six months ended June 30, 2009, respectively. Foreclosures and payment defaults have continued to remain elevated in the marketplace, resulting in increased demands for loan repurchases and indemnification requests. An indemnification obligation arises when a purchaser of a loan (an investor) sold by the Mortgage Banking segment incurs a loss due to demonstrated borrower misrepresentation, fraud, early default or underwriting errors. The increase in the provision for indemnification losses for both the three and six months ended June 30, 2010 was due to increased indemnifications throughout 2010 and an agreement reached with one of our investors that resolves all known and unknown indemnification obligations for loans sold to this investor prior to 2010, with the agreement being responsible for the majority of the increase. With this agreement in place, we expect a reduction in future indemnification obligations as the majority of our current indemnification issues were with loans sold to this investor.

In addition, loan origination volumes were considerably lower during 2010, declining to $208.9 million for the second quarter of 2010 from $333.4 million for 2009 and declining to $343.4 million for the first six months of 2010 from $652.3 million in 2009. For the second quarter of 2010, the amount of loan originations for refinancings and home purchases were $37.6 million and $171.3 million, respectively, compared to $171.4 million and $162.0 million, respectively, for the second quarter of 2009. For the first six months of 2010, the amount of loan originations for refinancings and home purchases were $71.2 million and $272.2 million, respectively, compared to $391.4 million and $260.9 million, respectively, for the first six months of 2009. The decrease in originations is a result of the challenging economic conditions, the expiration of the homebuyer tax credits and employee turnover. The increase in the provision for indemnification losses and decline in revenue from gains on sales of loans was partially offset by (1) a $1.1 million decrease for the second quarter of 2010 and a $2.6 million decrease for the six months ended June 30, 2010 in commission-based and profitability-based personnel costs and (2) a $200,000 decrease for the second quarter of 2010 and a $500,000 decrease for the six months ended June 30, 2010 in the provision for loan losses resulting from a decrease in loans held for investment, decreases in production and lower net charge-offs.

Consumer Finance: Second quarter net income for C&F Finance Company was $2.4 million in 2010, compared to $1.1 million in 2009. Net income for the first six months of 2010 was $4.5 million, compared to $1.8 million for the first six months of 2009. The Consumer Finance segment continues to benefit from loan growth, lower net charge-offs and the low interest rate environment. Loan production has been higher at our existing consumer finance offices, including new markets entered over the past 18 months, resulting in an increase in average loans of 14.4 percent and 13.3 percent for the three and six months ended June 30, 2010. The low interest rate environment has decreased borrowing costs as part of the funding costs for the segment is through a variable-rate line of credit indexed to LIBOR. Lower net charge-offs are a result of prudent underwriting guidelines, enhanced collection efforts and higher proceeds received when repossessed vehicles are sold as a result of stronger demand for used vehicles. Lower delinquencies and lower net charge-offs contributed to a $950,000 decrease for the second quarter of 2010 and a $2.0 million decrease for the first six months of 2010 in the provision for loan losses. The allowance for loan losses as a percentage of loans remained approximately the same, 7.90 percent at June 30, 2010 compared to 7.89 percent at December 31, 2009. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Other and Eliminations: The net loss for the second quarter 2010 for this combined segment was $123,000, compared to a net loss of $55,000 for the second quarter of 2009. The net loss for the first six months of 2010 was $250,000, compared to a net loss of $228,000 for the first six months of 2009. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, dividends received on the Corporation’s investment in equity securities, interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses. The increase in the net loss resulted primarily from lower earnings at the title company.

Capital Management. Total shareholders’ equity increased $1.7 million to $90.6 million at June 30, 2010, compared to $88.9 million at December 31, 2009. Earnings during the first six months of 2010 gave rise to this growth.

We have continued to manage our capital through asset growth and dividends on common shares outstanding. The capital and liquidity positions of the Corporation remain strong. The Corporation continues to participate in the federal government’s Capital Purchase Program (CPP), which was seen as an opportunity to inexpensively increase capital and to insure against unforeseen events given the turmoil in the financial markets. Even though capital has continued to increase, and to exceed regulatory capital standards for being well-capitalized, the Corporation has not yet repurchased these securities. It is our belief that the Corporation should keep the funds in place until the financial markets and economy have stabilized.

Another means by which we manage our capital is through dividends. The Corporation’s board of directors continued its policy of paying dividends in 2010. The dividend payout ratio for the second quarter of 2010 was 69.4 percent based on net income available to common shareholders. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings. However, in connection with the Corporation’s participation in the CPP there are limitations on the Corporation’s ability to pay quarterly cash dividends in excess of $0.31 per share or to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months and six months ended June 30, 2010 and 2009. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 35 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$21,345	$106	1.99%	$15,445	$127	3.30%
Tax-exempt	102,751	1,670	6.50	97,206	1,610	6.62

Total securities	124,096	1,776	5.72	112,651	1,737	6.17
Loans, net	688,986	16,161	9.38	712,801	14,949	8.39
Interest-bearing deposits in other banks	4,321	9	0.83	264	—	0.03

Total earning assets	817,403	17,946	8.78	825,716	16,686	8.08
Allowance for loan losses	(26,002)			(20,721)
Total non-earning assets	91,687			81,272

Total assets	$883,088			$886,267

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$82,509	81	0.39%	$83,767	151	0.72%
Money market deposit accounts	61,564	135	0.87	71,056	282	1.59
Savings accounts	42,227	10	0.09	41,944	11	0.11
Certificates of deposit, $100 thousand or more	150,716	841	2.23	118,904	902	3.03
Other certificates of deposit	178,697	1,006	2.25	177,035	1,355	3.06

Total time and savings deposits	515,713	2,073	1.61	492,706	2,701	2.19

Borrowings	168,165	1,245	2.96	195,213	1,287	2.64

Total interest-bearing liabilities	683,878	3,318	1.94	687,919	3,988	2.32

Demand deposits	91,542			85,112
Other liabilities	18,339			26,720

Total liabilities	793,759			799,751
Shareholders’ equity	89,329			86,516

Total liabilities and shareholders’ equity	$883,088			$886,267

Net interest income		$14,628			$12,698

Interest rate spread			6.84%			5.76%

Interest expense to average earning assets (annualized)			1.62%			1.93%

Net interest margin (annualized)			7.16%			6.15%

	Six Months Ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$20,223	$220	2.18%	$15,971	$290	3.63%
Tax-exempt	102,982	3,364	6.53	93,908	3,106	6.62

Total securities	123,205	3,584	5.82	109,879	3,396	6.18
Loans, net	673,118	31,516	9.36	710,881	29,249	8.23
Interest-bearing deposits in other banks	15,175	27	0.36	151	—	0.14

Total earning assets	811,498	35,127	8.66	820,911	32,645	7.95
Allowance for loan losses	(25,632)			(20,380)
Total non-earning assets	92,054			82,442

Total assets	$877,920			$882,973

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$87,199	227	0.52%	$87,375	379	0.87%
Money market deposit accounts	61,268	297	0.97	70,095	608	1.74
Savings accounts	41,396	21	0.10	41,424	22	0.11
Certificates of deposit, $100 thousand or more	146,259	1,662	2.27	112,423	1,768	3.14
Other certificates of deposit	179,226	2,044	2.28	174,150	2,753	3.16

Total time and savings deposits	515,348	4,251	1.65	485,467	5,530	2.28

Borrowings	167,890	2,443	2.91	203,299	2,643	2.60

Total interest-bearing liabilities	683,238	6,694	1.96	688,766	8,173	2.37

Demand deposits	87,606			83,253
Other liabilities	17,458			26,525

Total liabilities	788,302			798,544
Shareholders’ equity	89,618			84,429

Total liabilities and shareholders’ equity	$877,920			$882,973

Net interest income		$28,433			$24,472

Interest rate spread			6.70%			5.58%

Interest expense to average earning assets (annualized)			1.65%			1.99%

Net interest margin (annualized)			7.01%			5.96%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2010 from 2009
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$1,743	$(531)	$1,212
Securities:
Taxable	(69)	48	(21)
Tax-exempt	(30)	90	60
Interest-bearing deposits in other banks	6	3	9

Total interest income	1,650	(390)	1,260

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(67)	(3)	(70)
Money market deposit accounts	(112)	(35)	(147)
Savings accounts	(1)	—	(1)
Certificates of deposit, $100 thousand or more	(272)	211	(61)
Other certificates of deposit	(360)	11	(349)

Total time and savings deposits	(812)	184	(628)
Borrowings	139	(181)	(42)

Total interest expense	(673)	3	(670)

Change in net interest income	$2,323	$(393)	$1,930

	Six Months Ended June 30, 2010 from 2009
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$3,880	$(1,613)	$2,267
Securities:
Taxable	(134)	64	(70)
Tax-exempt	(39)	297	258
Interest-bearing deposits in other banks	—	27	27

Total interest income	3,707	(1,225)	2,482

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(151)	(1)	(152)
Money market deposit accounts	(243)	(68)	(311)
Savings accounts	(1)	—	(1)
Certificates of deposit, $100 thousand or more	(561)	455	(106)
Other certificates of deposit	(787)	78	(709)

Total time and savings deposits	(1,743)	464	(1,279)
Borrowings	293	(493)	(200)

Total interest expense	(1,450)	(29)	(1,479)

Change in net interest income	$5,157	$(1,196)	$3,961

Net interest income, on a taxable-equivalent basis, for the second quarter of 2010 was $14.6 million, compared to $12.7 million for the second quarter of 2009. Net interest income, on a taxable-equivalent basis, for the first half of 2010 was $28.4 million, compared to $24.5 million for the first half of 2009. The higher net interest income resulted from a 101 basis point increase in net interest margin offset in part by a 1.0 percent decline in average earning assets for the second quarter of 2010 compared to the second quarter of 2009 and a 105 basis point increase in net interest margin offset in part by a 1.1 percent decline in average earning assets for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase for both the three and six months ended June 30, 2010 in net interest margin was principally a result of an increase in the yield on loans and a decrease in the rates paid on time and savings deposits offset by an increase in the rates paid on borrowings. The increase in the yield on loans was primarily a result of the changing mix of loans resulting from a decrease in lower yielding average loans at the Retail Banking and Mortgage Banking segments and an increase in the higher yielding loans at the Consumer Finance segment. In addition, an increase in the yields on loans at the Retail Banking segment resulted from the repricing of loans and implementation of interest rate floors on loans at renewal. The decrease in rates paid on time and savings deposits was primarily a result of the repricing of higher rate certificates of deposit as they matured. The increase in rates paid on borrowings was a result of the change in the mix of borrowings resulting from a decrease in average lower cost short-term borrowings.

Average loans includes both loans held for investment and loans held for sale. Loans held for investment decreased $3.5 million and $7.4 million during the second quarter and the first six months of 2010, respectively, compared to the same periods in 2009. The Retail Banking segment’s average loans held for investment portfolio decreased $28.4 million during the second quarter of 2010 and $29.3 million in the first six months of 2010, compared to the same periods in 2009, primarily as the economic recession reduced loan demand and resulted in an increase in loans charged-off or foreclosed upon. Despite the reduction in average loans, the Retail Banking segment was able to increase its yield for the second quarter of 2010 and first six months of 2010, compared to 2009, through increases in interest rates and the implementation of interest rate floors on new or renewing adjustable rate loans in the latter half of 2009 and first half of 2010. The Consumer Finance segment’s average loans held for investment portfolio increased $25.5 million during the second quarter of 2010 compared to the second quarter of 2009 and increased $23.1 million for the first six months of 2010 compared to the first six months of 2009 as result of overall growth at existing and new locations. The Consumer Finance segment’s loans are typically higher yielding than other loans in our portfolio. Average loans held for sale at the Mortgage Banking segment decreased $20.3 million during the second quarter of 2010 compared to the second quarter of 2009 and decreased $30.4 million for the first half of 2010 compared to the first half of 2009 as loan origination volume declined since 2009. The yield on the Mortgage Banking segment’s loans has increased however as interest rates on average have risen since 2009. The overall yield on loans increased 99 basis points to 9.38 percent and 113 basis points to 9.36 percent for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, as a result of the shift in the mix of the portfolio from lower yielding loans held in our Retail Banking and Mortgage Banking segments to higher yielding loans in our Consumer Finance segment.

Average securities available for sale increased $11.4 million during the second quarter of 2010, and $13.3 million in the first half of 2010, compared to the same periods in 2009. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio. This resulted from a strategy to increase the Bank’s securities portfolio as a percentage of total assets. The lower yields in the second quarter and first half of 2010, in relation to the same periods in 2009, resulted from the current interest rate environment in which securities purchases were made at yields less than the yields on those securities being called, matured or sold.

Average interest-bearing deposits in other banks increased $4.1 million during the second quarter of 2010 and $15.0 million in the first half of 2010, compared to the same periods in 2009. The increase resulted from reduced loan demand, coupled with deposit growth.

Average interest-bearing time and savings deposits increased $23.0 million during the second quarter of 2010 and $29.9 million in the first half of 2010, compared to the same periods in 2009. The mix in interest-bearing time and savings deposits has been shifting from shorter-term, lower yielding money market deposits to longer-term, higher yielding certificates of deposits. In addition, growth in time deposits occurred in deposits of municipalities in our market areas and of retail depositors who are maintaining flexibility in their investing options while seeking more stable returns on their investments. The average cost of deposits declined 58 basis points during the second quarter of 2010 and 63 basis points in the first half of 2010 in relation to the same periods in 2009. The second quarter and first half of 2010 has benefited from the lower rates on time deposits that matured and repriced throughout 2009 and into 2010.

Average borrowings decreased $27.0 million during the second quarter of 2010 and $35.4 million in the first half of 2010, compared to the same periods in 2009. This decrease was attributable to reduced funding needs as average loans outstanding declined and average deposits increased as noted above. The average cost of borrowings increased 32 basis points during the second quarter of 2010 and 31 basis points in the first half of 2010, in relation to the same periods in 2009, as a result of a change in the composition of borrowings, which resulted from the pay down of lower-cost short-term variable-rate borrowings due to increased liquidity provided by lower loan demand and deposit growth.

Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,679	$—	$—	$4,679
Service charges on deposit accounts	865	—	—	—	865
Other service charges and fees	490	593	2	—	1,085
Gain on calls of available for sale securities	19	—	—	(3)	16
Other income	101	1	132	315	549

Total noninterest income	$1,475	$5,273	$134	$312	$7,194

(Dollars in thousands)	Three Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$7,374	$—	$—	$7,374
Service charges on deposit accounts	790	—	—	—	790
Other service charges and fees	395	937	2	—	1,334
Gain on calls of available for sale securities	23	—	—	—	23
Other income	9	—	106	322	437

Total noninterest income	$1,217	$8,311	$108	$322	$9,958

(Dollars in thousands)	Six Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,430	$—	$(3)	$8,427
Service charges on deposit accounts	1,606	—	—	—	1,606
Other service charges and fees	911	1,079	4	—	1,994
Gain on calls of available for sale securities	49	—	—	27	76
Other income	126	10	289	548	973

Total noninterest income	$2,692	$9,519	$293	$572	$13,076

(Dollars in thousands)	Six Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$13,917	$—	$—	$13,917
Service charges on deposit accounts	1,586	—	—	—	1,586
Other service charges and fees	752	1,747	4	—	2,503
Gain on calls of available for sale securities	30	—	—	—	30
Other income	330	1	221	611	1,163

Total noninterest income	$2,698	$15,665	$225	$611	$19,199

Total noninterest income decreased $2.8 million, or 27.8 percent, to $7.2 million during the second quarter of 2010 and $6.1 million, or 31.9 percent, to $13.1 million in the first half of 2010, compared to the same periods in 2009. The decreases primarily resulted from (1) decreased gains on sales of loans and ancillary fees associated with lower loan originations in the Mortgage Banking segment and (2) a one-time fee received in 2009, recorded in other income, in connection with a change in the debit card processor in the Retail Banking segment. These decreases were offset by increases in other service charges primarily due to higher bank card interchange fees and increases in other income primarily due to changes in the fair market value of deferred compensation plan assets in the Retail Banking segment.

Noninterest Expense

TABLE 4: Noninterest Expense

(Dollars in thousands)	Three Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,595	$3,532	$1,466	$170	$8,763
Occupancy expense	807	478	99	5	1,389
Other expenses	2,030	3,319	569	136	6,054

Total noninterest expense	$6,432	$7,329	$2,134	$311	$16,206

(Dollars in thousands)	Three Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,386	$4,646	$1,232	$131	$9,395
Occupancy expense	903	456	104	8	1,471
Other expenses	2,045	1,603	711	80	4,439

Total noninterest expense	$6,334	$6,705	$2,047	$219	$15,305

(Dollars in thousands)	Six Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,193	$6,171	$2,947	$352	$16,663
Occupancy expense	1,657	915	203	11	2,786
Other expenses	4,523	4,478	1,124	224	10,349

Total noninterest expense	$13,373	$11,564	$4,274	$587	$29,798

(Dollars in thousands)	Six Months Ended June 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$6,779	$8,763	$2,474	$295	$18,311
Occupancy expense	1,779	919	215	14	2,927
Other expenses	3,721	3,360	1,221	251	8,553

Total noninterest expense	$12,279	$13,042	$3,910	$560	$29,791

Total noninterest expense increased $901,000, or 5.9 percent, to $16.2 million during the second quarter of 2010 and $7,000 to $29.8 million in the first half of 2010, compared to the same periods in 2009. Other expenses at the Mortgage Banking segment include a $2.7 million and $3.2 million provision for indemnification losses for the three and six months ended June 30, 2010, respectively, compared to $474,000 and $1.1 million for the three and six months ended June 30, 2009, respectively. The increase in the provision for indemnification losses was due to increased indemnifications throughout 2010 and an agreement reached with one of the Mortgage Banking segment’s investors that resolves all known and unknown indemnification obligations for loans sold to this investor prior to 2010, with the agreement being responsible for the majority of the increase. With this agreement in place, we expect a reduction in future indemnification obligations as the majority of our current indemnification issues were with loans sold to this investor. The Mortgage Banking segment reported lower salaries and employee benefits expense for the three and six months ended June 30, 2010 compared to 2009 as a result of a decline in loan originations and profitability. Salaries and employee benefits expenses in the Retail Banking segment increased for the three and six months of 2010 compared to 2009 as a result of increased staffing levels and health care costs. Other expenses in the Retail Banking segment include increases in costs associated with foreclosed properties for the three and six months ended June 30, 2010, offset by the 2009 FDIC special assessment and higher bank card processing expenses in 2009. An increase in salaries and employee benefits expenses for the three and six months ended June 30, 2010 at the Consumer Finance segment was a result of staff additions to support loan growth.

Income Taxes

Income tax expense for the second quarter of 2010 totaled $315,000, resulting in an effective tax rate of 18.2 percent, compared to $640,000, or 26.8 percent, for the second quarter of 2009. Income tax expense for the first half of 2010 totaled $891,000, resulting in an effective tax rate of 22.1 percent, compared to $1.0 million, or 24.2 percent, for the first half of 2009. The decrease in the effective tax rate during 2010 was a result of lower earnings at C&F Mortgage which is not exempt from state income taxes and higher earnings on the Bank’s municipal bond portfolio, which generates tax-exempt interest income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009
Allowance, beginning of period	$24,617	$20,320
Provision for loan losses:
Retail Banking	1,450	1,400
Mortgage Banking	—	200
Consumer Finance	1,850	2,800

Total provision for loan losses	3,300	4,400
Loans charged off:
Real estate – residential mortgage	203	465
Real estate – construction	336	476
Commercial, financial and agricultural[1]	1,125	112
Consumer	33	47
Consumer Finance	1,587	2,539

Total loans charged off	3,284	3,639
Recoveries of loans previously charged off:
Real estate – residential mortgage	37	—
Real estate – construction	—	7
Commercial, financial and agricultural[1]	5	3
Consumer	22	11
Consumer Finance	457	430

Total recoveries	521	451

Net loans charged off	2,763	3,188

Allowance, end of period	$25,154	$21,532

Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.48%	0.93%

Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.24%	4.78%

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Allowance, beginning of period	$24,027	$19,806
Provision for loan losses:
Retail Banking	2,600	2,100
Mortgage Banking	—	500
Consumer Finance	3,900	5,900

Total provision for loan losses	6,500	8,500
Loans charged off:
Real estate – residential mortgage	780	465
Real estate – construction	815	775
Commercial, financial and agricultural[1]	1,248	590
Consumer	65	108
Consumer Finance	3,517	5,744

Total loans charged off	6,425	7,682
Recoveries of loans previously charged off:
Real estate – residential mortgage	39	—
Real estate – construction	—	7
Commercial, financial and agricultural[1]	11	18
Consumer	39	28
Consumer Finance	963	855

Total recoveries	1,052	908

Net loans charged off	5,373	6,774

Allowance, end of period	$25,154	$21,532

Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.27%	0.80%

Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.59%	5.62%

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Table 6 discloses the allocation of the allowance for loan losses at June 30, 2010 and December 31, 2009.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	June 30, 2010	December 31, 2009
Allocation of allowance for loan losses:
Real estate – residential mortgage	$1,293	$1,295
Real estate – construction	596	281
Commercial, financial and agricultural [1]	6,462	7,022
Equity lines	250	211
Consumer	257	267
Consumer finance	16,296	14,951

Balance	$25,154	$24,027

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Nonperforming Assets

Table 7 summarizes nonperforming assets at June 30, 2010 and December 31, 2009.

TABLE 7: Nonperforming Assets

Retail and Mortgage Banking

(Dollars in thousands)	June 30, 2010	December 31, 2009
Nonaccrual loans – Retail Banking	$7,779	$4,812
Nonaccrual loans – Mortgage Banking	—	204
OREO* – Retail Banking	12,495	12,360
OREO* – Mortgage Banking	509	440

Total nonperforming assets	$20,783	$17,816
Accruing loans past due for 90 days or more	$189	$451
Troubled debt restructurings	$3,178	$2,827
Total loans	$432,900	$447,592
Allowance for loan losses	$8,858	$9,076
Nonperforming assets to total loans and OREO*	4.66%	3.87%
Allowance for loan losses to total loans	2.05	2.03
Allowance for loan losses to nonaccrual loans	113.87	180.94

*	OREO is recorded at its estimated fair value less cost to sell.

Consumer Finance

(Dollars in thousands)	June 30, 2010	December 31, 2009
Nonaccrual loans	$193	$387
Accruing loans past due for 90 days or more	$—	$—
Total loans	$206,339	$189,439
Allowance for loan losses	$16,296	$14,951
Nonaccrual consumer finance loans to total consumer finance loans	0.09%	0.20%
Allowance for loan losses to total consumer finance loans	7.90	7.89

The allowance for loan losses at the combined Retail Banking and Mortgage Banking segments decreased $218,000 since December 31, 2009. The change in the balance of the allowance for loan losses in the combined segments resulted from higher net charge-offs and lower overall loan balances offset by increases in nonaccrual loans. The allowance for loan losses to total loans remained relatively flat at 2.05 percent at June 30, 2010 compared to 2.03 percent at December 31, 2009. Net charge-offs for these combined segments for the first half of 2010 included write downs of collateral-dependent commercial relationships based on an impairment analysis, which indicated that their respective carrying values exceeded the fair market value of the underlying real estate collateral. The provision for loan losses at these combined segments decreased $150,000 to $1.5 million for the second quarter of 2010 compared to 2009 while remaining flat at $2.6 million for the first half of both 2010 and 2009.

Nonperforming assets at the Retail Banking segment increased to $20.3 million at June 30, 2010 from $17.2 million at December 31, 2009. Nonperforming assets at June 30, 2010 included $7.8 million in nonaccrual loans and $12.5 million in foreclosed properties. Nonaccrual loans primarily consisted of six relationships totaling $6.3 million of loans secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.1 million have been established for these loans. Management believes it has provided adequate loan loss reserves for these loans based on the collateral and estimated fair values. Foreclosed properties at June 30, 2010 primarily consisted of residential properties associated with seven commercial relationships and non-residential properties associated with two commercial relationships. These properties have been written down to their estimated fair values less cost to sell. Nonaccrual loans and foreclosed properties of the Mortgage Banking segment totaled zero and $509,000, respectively, at June 30, 2010, and resulted primarily from loans that were repurchased from investors because of documentation issues. Accruing loans past due for 90 days or more at the combined Retail and Mortgage Banking segments decreased $262,000 to $189,000 at June 30, 2010. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible. Depending on the effects of future economic conditions, or changes in our loan portfolio, a higher provision for loan losses may become necessary.

The Consumer Finance segment’s allowance for loan losses increased $1.3 million to $16.3 million since December 31, 2009. The increase in the allowance for loan losses was driven by an increase in the Consumer Finance segment’s loans outstanding. The Consumer Finance segment’s provision for loan losses decreased $950,000 and $2.0 million in the second quarter of 2010 and first six months of 2010, respectively, compared to the same periods in 2009. The decrease in the provision for loan losses was primarily attributable to lower delinquencies and net charge-offs in both the second quarter and first half of 2010. The decreases in delinquencies and net charge-offs are a result of prudent underwriting practices, enhanced collection efforts and a stronger used vehicle market which resulted in higher resale values for repossessed vehicles.

C&F Finance’s loan portfolio can be immediately adversely affected by the ongoing effects of the economic recession. We believe that the current level of the allowance for loan losses at C&F Finance is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment stays elevated or increases in the future and if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

FINANCIAL CONDITION

At June 30, 2010, the Corporation had total assets of $904.1 million compared to $888.4 million at December 31, 2009. The increase was principally a result of increases in loans held for sale and slight growth in the securities available for sale portfolio, offset by a decrease in interest-bearing deposits in other banks.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 8: Loans Held for Investment

(Dollars in thousands)	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$148,682	23%	$147,850	23%
Real estate – construction	13,474	2	14,053	2
Commercial, financial and agricultural [1]	232,536	37	245,759	39
Equity lines	31,677	5	32,220	5
Consumer	6,531	1	7,710	1
Consumer finance	206,339	32	189,439	30

Total loans	639,239	100%	637,031	100%

Less allowance for loan losses	(25,154)		(24,027)

Total loans, net	$614,085		$613,004

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Loans held for investment have remained flat compared to December 31, 2009. Increases in the consumer finance category was a result of increased demand for automobile loans, which was offset by decreases in commercial, financial and agricultural loans as a result of foreclosures, charge-offs and reduced demand due to the continued challenging economic environment.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increased loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 9: Securities Available for Sale

(Dollars in thousands)	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$14,339	12%	$9,743	9%
Mortgage-backed securities	2,999	2	2,709	2
Obligations of states and political subdivisions	103,726	86	104,867	88

Total debt securities	121,064	100	117,319	99
Preferred stock	155	*	1,251	1

Total available for sale securities	$121,219	100%	$118,570	100%

*	Less than one percent.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $614.6 million at June 30, 2010, compared to $606.6 million at December 31, 2009. The Corporation had no brokered certificates of deposit outstanding at June 30, 2010 or December 31, 2009. The mix in deposits has been shifting from shorter-term, lower yielding money market deposits to longer-term, higher yielding certificates of deposits. The increase in total deposits occurred in deposits of commercial depositors and retail depositors who are maintaining flexibility in their investing options while seeking more stable returns on their investments.

Borrowings

Borrowings totaled $177.1 million at June 30, 2010, compared to $170.8 million at December 31, 2009. The growth in borrowings is primarily due to growth in loans held for sale.

Off-Balance Sheet Arrangements

As of June 30, 2010, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

As of June 30, 2010, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity

Liquid assets, which include cash and due from banks, interest-bearing deposits in other banks and nonpledged securities available for sale, at June 30, 2010 totaled $55.0 million, compared to $67.7 million at December 31, 2009. The Corporation’s funding sources, including the capacity, amount outstanding and amount available at June 30, 2010 are presented in Table 10.

TABLE 10: Funding Sources

(Dollars in thousands)
	Capacity	Outstanding	Available
Federal funds purchased	$36,000	$25,875	$10,125
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	105,695	52,500	53,195
Borrowings from Federal Reserve Bank	64,231	—	64,231
Revolving line of credit (1)	120,000	67,464	52,536

(1)

The Corporation amended the revolving line of credit agreement effective July 1, 2010. Among other changes, the amendment extended the maturity date from July 31, 2012 to July 31, 2014 and increased the rate of interest from LIBOR plus a range of 175 basis points to 180 basis points to LIBOR plus a range of 200 basis points to 225 basis points, depending upon the average balance outstanding on the line.

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

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

TABLE 11: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital (to Risk-Weighted Assets)
Corporation	$109,363	15.8%	$55,360	8.0%	N/A	N/A
Bank	106,733	15.5	55,101	8.0	$68,876	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	100,509	14.5	27,680	4.0	N/A	N/A
Bank	97,919	14.2	27,550	4.0	41,326	6.0
Tier 1 Capital (to Average Assets)
Corporation	100,509	11.5	34,970	4.0	N/A	N/A
Bank	97,919	11.3	34,784	4.0	43,480	5.0

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Corporation	$107,724	15.9%	$54,250	8.0%	N/A	N/A
Bank	103,693	15.4	53,906	8.0	$67,382	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	99,056	14.6	27,125	4.0	N/A	N/A
Bank	95,078	14.1	26,953	4.0	40,429	6.0
Tier 1 Capital (to Average Assets)
Corporation	99,056	11.5	34,450	4.0	N/A	N/A
Bank	95,078	11.1	34,258	4.0	42,822	5.0

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Corporation’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price level indices. The effects of inflation on interest rates, loan demand and deposits are reflected in the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Corporation. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the act creates a new financial consumer protection agency that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the Federal Deposit Insurance Corporation, which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. The act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The act imposes more stringent capital requirements on bank holding companies, which could limit our future capital strategies. The act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

Other than the additional risk factor mentioned above, there have been no material changes in the risk factors faced by the Corporation from those disclosed under Part I, Item 1A. “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation establishing Series A Preferred Stock, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

10.19.1	First Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of July 1, 2010

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date	August 6, 2010	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	August 6, 2010	/S/ THOMAS F. CHERRY
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)