Form 10-Q
period 2010-09-30
C & F FINANCIAL CORP
filed 2010-11-05
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

At November 4, 2010, the latest practicable date for determination, 3,088,416 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$7,192	$8,434
Interest-bearing deposits in other banks	2,690	29,627

Total cash and cash equivalents	9,882	38,061
Securities-available for sale at fair value, amortized cost of $124,512 and $116,774, respectively	129,918	118,570
Loans held for sale, net	77,415	28,756
Loans, net of allowance for loan losses of $26,735 and $24,027, respectively	606,143	613,004
Federal Home Loan Bank stock, at cost	3,887	3,887
Corporate premises and equipment, net	29,587	29,490
Other real estate owned, net of valuation allowance of $3,699 and $2,402, respectively	11,573	12,800
Accrued interest receivable	5,011	5,408
Goodwill	10,724	10,724
Other assets	27,673	27,730

Total assets	$911,813	$888,430

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$91,489	$83,708
Savings and interest-bearing demand deposits	214,598	208,388
Time deposits	315,406	314,534

Total deposits	621,493	606,630
Short-term borrowings	23,278	11,082
Long-term borrowings	125,447	139,130
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,280	1,569
Other liabilities	25,668	20,523

Total liabilities	817,786	799,554

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 shares issued and outstanding)	20	20
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,088,416 and 3,067,666 shares issued and outstanding, respectively)	3,018	3,009
Additional paid-in capital	21,709	21,210
Retained earnings	66,241	63,669
Accumulated other comprehensive income, net	3,039	968

Total shareholders’ equity	94,027	88,876

Total liabilities and shareholders’ equity	$911,813	$888,430

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$16,530	$15,380	$48,014	$44,598
Interest on money market investments	9	1	37	1
Interest and dividends on securities
U.S. government agencies and corporations	63	96	230	325
Tax-exempt obligations of states and political subdivisions	1,105	1,086	3,307	3,095
Corporate bonds and other	29	62	102	168

Total interest income	17,736	16,625	51,690	48,187

Interest expense
Savings and interest-bearing deposits	277	363	822	1,372
Certificates of deposit, $100 thousand or more	782	841	2,445	2,609
Other time deposits	972	1,272	3,014	4,025
Borrowings	1,047	993	2,996	3,075
Trust preferred capital notes	256	258	751	819

Total interest expense	3,334	3,727	10,028	11,900

Net interest income	14,402	12,898	41,662	36,287
Provision for loan losses	3,719	4,363	10,219	12,863

Net interest income after provision for loan losses	10,683	8,535	31,443	23,424

Noninterest income
Gains on sales of loans	4,865	5,464	13,292	19,381
Service charges on deposit accounts	957	866	2,563	2,452
Other service charges and fees	1,343	1,246	3,592	3,846
Gains (losses) on calls and sales of available for sale securities	(11)	(22)	65	8
Other income	670	1,006	1,388	2,072

Total noninterest income	7,824	8,560	20,900	27,759

Noninterest expenses
Salaries and employee benefits	8,811	8,357	25,474	26,668
Occupancy expenses	1,518	1,418	4,305	4,345
Other expenses	4,475	4,946	14,823	13,499

Total noninterest expenses	14,804	14,721	44,602	44,512

Income before income taxes	3,703	2,374	7,741	6,671
Income tax expense	1,117	716	2,008	1,755

Net income	2,586	1,658	5,733	4,916
Effective dividends on preferred stock	288	291	861	839

Net income available to common shareholders	$2,298	$1,367	$4,872	$4,077

Per common share data
Net income – basic	$0.74	$0.45	$1.58	$1.34
Net income – assuming dilution	$0.74	$0.45	$1.57	$1.34
Cash dividends declared	$0.25	$0.25	$0.75	$0.81
Weighted average number of shares – basic	3,089,211	3,044,110	3,082,384	3,041,706
Weighted average number of shares – assuming dilution	3,096,990	3,047,263	3,099,442	3,042,757

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2009	$20	$3,009	$21,210	$63,669	$968	$88,876
Comprehensive income:
Net income	—	—	—	5,733	—	5,733
Other comprehensive income, net
Changes in cash balance pension plan assets and benefit obligations, net	—	—	—	—	(12)
Unrealized loss on cash flow hedging instrument, net	—	—	—	—	(264)
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	2,347

Other comprehensive income, net	—	—	—	—	2,071	2,071

Comprehensive income	—	—	—	—	—	7,804
Share-based compensation	—	—	265	—	—	265
Stock options exercised	—	9	136	—	—	145
Accretion of preferred stock discount	—	—	98	(98)	—	—
Cash dividends paid – common stock ($0.75 per share)	—	—	—	(2,313)	—	(2,313)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(750)	—	(750)

Balance September 30, 2010	$20	$3,018	$21,709	$66,241	$3,039	$94,027

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2008	$—	$2,992	$551	$62,361	$(1,047)	$64,857
Comprehensive income:
Net income	—	—	—	4,916	—	4,916
Other comprehensive income, net
Changes in cash balance pension plan assets and benefit obligations, net	—	—	—	—	21
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	2,620

Other comprehensive income, net	—	—	—	—	2,641	2,641

Comprehensive income	—	—	—	—	—	7,557
Share-based compensation	—	—	242	—	—	242
Stock options exercised	—	2	32	—	—	34
Issuance of preferred stock and warrant	20	—	19,894	—	—	19,914
Accretion of preferred stock discount	—	—	101	(101)	—	—
Cash dividends paid – common stock ($0.81 per share)	—	—	—	(2,465)	—	(2,465)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(600)	—	(600)

Balance September 30, 2009	$20	$2,994	$20,820	$64,111	$1,594	$89,539

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$5,733	$4,916
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,407	1,588
Provision for loan losses	10,219	12,863
Provision for other real estate owned losses	1,695	1,413
Share-based compensation	265	242
Accretion of discounts and amortization of premiums on securities, net	425	111
Net realized gain on securities	(65)	(8)
Realized gains on sales of other real estate owned	(6)	(18)
Proceeds from sales of loans	496,517	855,231
Origination of loans held for sale	(545,176)	(866,952)
Gain on sales of corporate premises and equipment	—	(21)
Change in other assets and liabilities:
Accrued interest receivable	397	(89)
Other assets	(1,048)	384
Accrued interest payable	(289)	(284)
Other liabilities	4,708	(2,651)

Net cash (used in) provided by operating activities	(25,218)	6,725

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	22,882	18,542
Purchases of securities available for sale	(30,979)	(33,786)
Net redemptions of Federal Home Loan Bank stock	—	1,397
Net increase in customer loans	(6,802)	(10,528)
Capitalized costs of other real estate owned	(219)	—
Proceeds from sales of other real estate owned	3,203	846
Purchases of corporate premises and equipment	(1,504)	(387)
Disposals of corporate premises and equipment	—	69

Net cash used in investing activities	(13,419)	(23,847)

Financing activities:
Net increase (decrease) in demand, interest-bearing demand and savings deposits	13,991	(8,900)
Net increase in time deposits	872	33,580
Net decrease in borrowings	(1,487)	(27,127)
Proceeds from exercise of stock options	145	34
Net proceeds from issuance of preferred stock	—	19,914
Cash dividends	(3,063)	(3,065)

Net cash provided by financing activities	10,458	14,436

Net decrease in cash and cash equivalents	(28,179)	(2,686)
Cash and cash equivalents at beginning of period	38,061	9,888

Cash and cash equivalents at end of period	$9,882	$7,202

Supplemental disclosure
Interest paid	$10,317	$12,184
Income taxes paid	4,032	2,286
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$3,610	$4,030
Loans transferred to other real estate owned	3,444	13,109
Pension adjustment	(19)	33
Unrealized loss on cash flow hedging instrument	(425)	—

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

Share-Based Compensation: Compensation expense for the third quarter and first nine months of 2010 included $71,000 ($44,000 after tax) and $265,000 ($165,000 after tax), respectively, for restricted stock granted since 2006. As of September 30, 2010, there was $877,000 of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity for the nine months ended September 30, 2010 and stock options outstanding as of September 30, 2010 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2010	417,717	$33.71	4.4
Exercised	9,000	16.13

Options outstanding and exercisable at September 30, 2010	408,717	$34.10	3.8	$68

*	Weighted average

A summary of restricted stock activity for the nine months ended September 30, 2010 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2010	58,725	$28.59
Granted	13,300	$19.71
Cancelled	(1,550)	$31.40

Unvested, September 30, 2010	70,475	$26.85

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The derivative financial instruments have been designated as and qualify as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The new disclosure guidance will significantly expand the existing disclosure requirements and is intended to lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Corporation is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

NOTE 2: Securities

Debt and equity securities are summarized as follows:

(Dollars in thousands)	September 30, 2010
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$14,430	$110	$(2)	$14,538
Mortgage-backed securities	2,489	93	—	2,582
Obligations of states and political subdivisions	107,566	5,267	(58)	112,775
Preferred stock	27	1	(5)	23

	$124,512	$5,471	$(65)	$129,918

(Dollars in thousands)	December 31, 2009
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$9,772	$33	$(62)	$9,743
Mortgage-backed securities	2,628	81	—	2,709
Obligations of states and political subdivisions	103,097	2,144	(374)	104,867
Preferred stock	1,277	59	(85)	1,251

	$116,774	$2,317	$(521)	$118,570

The amortized cost and estimated fair value of securities at September 30, 2010, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	September 30, 2010
Available for Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,738	$21,904
Due after one year through five years	34,859	35,820
Due after five years through ten years	41,637	44,088
Due after ten years	26,251	28,083
Preferred stock	27	23

	$124,512	$129,918

Proceeds from the maturities, calls and sales of securities available for sale for the nine months ended September 30, 2010 were $22.88 million, resulting in gross realized gains of $83,000 and gross realized losses of $18,000.

The Corporation pledges securities to secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements. Securities with an aggregate amortized cost of $78.77 million and an aggregate fair value of $82.73 million were pledged at September 30, 2010. Securities with an aggregate amortized cost of $87.44 million and an aggregate fair value of $88.90 million were pledged at December 31, 2009.

Securities in an unrealized loss position at September 30, 2010, by duration of the period of the unrealized loss, are shown below.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$1,021	$2	$—	$—	$1,021	$2
Obligations of states and political subdivisions	2,749	10	1,220	48	3,969	58

Subtotal-debt securities	3,770	12	1,220	48	4,990	60
Preferred stock	16	5	—	—	16	5

Total temporarily impaired securities	$3,786	$17	$1,220	$48	$5,006	$65

There are 15 debt securities with fair values totaling $4.99 million considered temporarily impaired at September 30, 2010. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the

Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2010 and no impairment has been recognized. There are two equity securities with a fair value of $16,000 considered temporarily impaired at September 30, 2010. The Corporation has the intent and ability to hold these equity securities until a recovery of the unrealized loss and therefore does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.89 million at September 30, 2010 and December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Other Comprehensive Income and Earnings Per Common Share

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets of $1.61 million and $958,000 as of September 30, 2010 and 2009, respectively.

(Dollars in thousands)	September 30,
	2010	2009
Net unrealized gains on securities	$3,514	$2,506
Net unrecognized loss on cash flow hedge	(264)	—
Net unrecognized losses on cash balance pension plan	(211)	(912)

Total accumulated other comprehensive income	$3,039	$1,594

The Corporation reclassified net gains of $43,000 and $5,000 from other comprehensive income to earnings for the nine months ended September 30, 2010 and 2009, respectively.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended September 30,
	2010	2009
Net income	$2,586	$1,658
Accumulated dividends on Series A Preferred Stock	(250)	(255)
Accretion of Series A Preferred Stock discount	(38)	(36)

Net income available to common shareholders	$2,298	$1,367

Weighted average number of common shares used in earnings per common share – basic	3,089,211	3,044,110
Effect of dilutive securities:
Stock option awards and Warrant	7,779	3,153

Weighted average number of common shares used in earnings per common share – assuming dilution	3,096,990	3,047,263

(Dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Net income	$5,733	$4,916
Accumulated dividends on Series A Preferred Stock	(750)	(738)
Accretion of Series A Preferred Stock discount	(111)	(101)

Net income available to common shareholders	$4,872	$4,077

Weighted average number of common shares used in earnings per common share – basic	3,082,384	3,041,706
Effect of dilutive securities:
Stock option awards and Warrant	17,058	1,051

Weighted average number of common shares used in earnings per common share – assuming dilution	3,099,442	3,042,757

Potential common shares that may be issued by the Corporation for its stock option awards and the warrant to purchase common shares issued on January 9, 2009 in connection with the Corporation’s participation in the Capital Purchase Program (CPP) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the Warrant) are determined using the treasury stock method. Options and the Warrant on approximately 380,000 and 559,000 shares for the three months ended September 30, 2010 and 2009, respectively, and 363,000 and 599,000 for the nine months ended September 30, 2010 and 2009, respectively were not included in computing diluted earnings per common share because they were anti-dilutive.

NOTE 4: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended September 30,
	2010	2009
Service cost	$133	$126
Interest cost	99	93
Expected return on plan assets	(124)	(103)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	(17)	(17)
Amortization of net loss	12	29

Net periodic benefit cost	$102	$127

(Dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Service cost	$399	$378
Interest cost	297	279
Expected return on plan assets	(371)	(309)
Amortization of net obligation at transition	(4)	(3)
Amortization of prior service cost	(51)	(51)
Amortization of net loss	36	87

Net periodic benefit cost	$306	$381

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

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Valuations of other real estate owned are also based upon appraisals by independent, licensed appraisers, general market conditions and recent sales of like properties.

•	Level 3—Valuation is determined using model-based techniques with significant assumptions not observable in the market.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of September 30, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis at December 31, 2009.

	September 30, 2010
(Dollars in thousands)	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$14,538	—	$14,538
Mortgage-backed securities	—	2,582	—	2,582
Obligations of states and political subdivisions	—	112,775	—	112,775
Preferred stock	—	23	—	23

Total securities available for sale	—	$129,918	—	$129,918

Liabilities:
Derivative payable	—	$425	—	$425

Total liabilities	—	$425	—	$425

	December 31, 2009
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Securities available for sale
U.S. government agencies and corporations	—	$9,743	—	$9,743
Mortgage-backed securities	—	2,709	—	2,709
Obligations of states and political subdivisions	—	104,867	—	104,867
Preferred stock	—	1,251	—	1,251

Total securities available for sale	—	$118,570	—	$118,570

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheets. For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheets, the following table provides the fair value measures by level of valuation assumptions used. Fair value adjustments for other real estate owned (OREO) are recorded in other noninterest expense and fair value adjustments for loans held for investment are recorded in the provision for loan losses, in the consolidated statements of income. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2010 or December 31, 2009.

	September 30, 2010
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$6,978	—	$6,978
OREO	—	11,573	—	11,573

Total	—	$18,551	—	$18,551

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	—	$6,720	—	$6,720
OREO	—	12,800	—	12,800

Total	—	$19,520	—	$19,520

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheets at fair value.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$9,882	$9,882	$38,061	$38,061
Securities available for sale	129,918	129,918	118,570	118,570
Loans, net	606,143	607,189	613,004	611,420
Loans held for sale, net	77,415	78,585	28,756	29,032
Accrued interest receivable	5,011	5,011	5,408	5,408
Financial liabilities:
Demand deposits	306,087	306,087	292,096	292,096
Time deposits	315,406	321,145	314,534	319,593
Borrowings	169,345	167,371	170,832	166,533
Derivative payable	425	425	—	—
Accrued interest payable	1,280	1,280	1,569	1,569

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of September 30, 2010 and December 31, 2009.

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

Certain loans are accounted for under ASC Topic 310—Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data, which in some cases may be adjusted to reflect current trends, including sales prices, expenses, absorption periods and other current relevant factors (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements, if not considered significant, using observable market data (Level 2). At September 30, 2010 and December 31, 2009, the Corporation’s impaired loans were valued at $6.98 million and $6.72 million, respectively.

Loans held for sale, net. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three or nine months ended September 30, 2010.

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

Derivative payable. The fair value of derivatives is determined using the discounted cash flow method.

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

The Corporation’s other segments include an investment company that derives revenues from brokerage services, an insurance company that derives revenues from insurance services, and a title company that derives revenues from title insurance services. The results of these other segments are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation’s holding company are also included in “Other,” and consist primarily of dividends received on the Corporation’s investment in equity securities, interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

(Dollars in thousands)	Three Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,474	$602	$9,610	$43	$(993)	$17,736
Gains on sales of loans	—	4,865	—	—	—	4,865
Other	1,523	1,074	143	219	—	2,959

Total operating income	9,997	6,541	9,753	262	(993)	25,560

Expenses:
Interest expense	2,586	103	1,385	264	(1,004)	3,334
Provision for loan losses	1,450	19	2,250	—	—	3,719
Salaries and employee benefits	3,730	3,462	1,467	152	—	8,811
Other noninterest expenses	3,334	1,863	704	92	—	5,993

Total operating expenses	11,100	5,447	5,806	508	(1,004)	21,857

Income (loss) before income taxes	(1,103)	1,094	3,947	(246)	11	3,703
Provision for (benefit from) income taxes	(770)	438	1,539	(94)	4	1,117

Net income (loss)	$(333)	$656	$2,408	$(152)	$7	$2,586

Total assets	$766,872	$89,116	$217,426	$2,692	$(164,293)	$911,813
Capital expenditures	$352	$40	$34	$—	$—	$426

(Dollars in thousands)	Three Months Ended September 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,589	$546	$8,259	$61	$(830)	$16,625
Gains on sales of loans	—	5,464	—	—	—	5,464
Other	1,578	1,162	143	213	—	3,096

Total operating income	10,167	7,172	8,402	274	(830)	25,185

Expenses:
Interest expense	3,037	40	1,219	269	(838)	3,727
Provision for loan losses	1,400	63	2,900	—	—	4,363
Salaries and employee benefits	3,546	3,309	1,307	195	—	8,357
Other noninterest expenses	3,273	2,390	631	70	—	6,364

Total operating expenses	11,256	5,802	6,057	534	(838)	22,811

Income (loss) before income taxes	(1,089)	1,370	2,345	(260)	8	2,374
Provision for (benefit from) income taxes	(742)	615	945	(105)	3	716

Net income (loss)	$(347)	$755	$1,400	$(155)	$5	$1,658

Total assets	$746,044	$55,214	$188,175	$2,465	$(116,962)	$874,936
Capital expenditures	$97	$70	$11	$—	$—	$178

(Dollars in thousands)	Nine Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$25,493	$1,462	$27,350	$145	$(2,760)	$51,690
Gains on sales of loans	—	13,295	—	—	(3)	13,292
Other	4,215	2,164	436	793	—	7,608

Total operating income	29,708	16,921	27,786	938	(2,763)	72,590

Expenses:
Interest expense	7,943	219	3,883	775	(2,792)	10,028
Provision for loan losses	4,050	19	6,150	—	—	10,219
Salaries and employee benefits	10,922	9,634	4,414	503	1	25,474
Other noninterest expenses	9,514	7,255	2,031	328	—	19,128

Total operating expenses	32,429	17,127	16,478	1,606	(2,791)	64,849

Income (loss) before income taxes	(2,721)	(206)	11,308	(668)	28	7,741
Provision for (benefit from) income taxes	(2,075)	(82)	4,410	(255)	10	2,008

Net income (loss)	$(646)	$(124)	$6,898	$(413)	$18	$5,733

Total assets	$766,872	$89,116	$217,426	$2,692	$(164,293)	$911,813
Capital expenditures	$1,071	$313	$120	$—	$—	$1,504

(Dollars in thousands)	Nine Months Ended September 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$25,343	$1,954	$23,185	$198	$(2,493)	$48,187
Gains on sales of loans	—	19,381	—	—	—	19,381
Other	4,276	2,910	368	824	—	8,378

Total operating income	29,619	24,245	23,553	1,022	(2,493)	75,946

Expenses:
Interest expense	9,705	203	3,647	864	(2,519)	11,900
Provision for loan losses	3,500	563	8,800	—	—	12,863
Salaries and employee benefits	10,325	12,072	3,781	490	—	26,668
Other noninterest expenses	8,773	6,669	2,067	335	—	17,844

Total operating expenses	32,303	19,507	18,295	1,689	(2,519)	69,275

Income (loss) before income taxes	(2,684)	4,738	5,258	(667)	26	6,671
Provision for (benefit from) income taxes	(2,029)	1,992	2,055	(272)	9	1,755

Net income (loss)	$(655)	$2,746	$3,203	$(395)	$17	$4,916

Total assets	$746,044	$55,214	$188,175	$2,465	$(116,962)	$874,936
Capital expenditures	$132	$235	$19	$1	$—	$387

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans by means of variable rate borrowings that carry interest at one-month LIBOR plus 175 basis points and fixed rate loans that carry interest rates ranging from 5.4 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 7: Derivatives

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify a portion of the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest, with maturities in 2015.

The cash flow hedges total notional amount is $10.0 million. At September 30, 2010, the cash flow hedges had a fair value of ($425,000) which is recorded in other liabilities. The cash flow hedges were fully effective at September 30, 2010 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income, net of deferred income taxes.

NOTE 8: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest expenses – Other expenses.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Loan and OREO expenses	$953	$1,139	$2,670	$1,771
Provision for indemnification losses	337	552	3,515	1,666
Data processing fees	455	425	1,317	1,465
Professional fees	481	333	1,248	1,313
Telecommunication expenses	324	267	828	798
FDIC expenses	247	238	735	1,113
Tax service and investor fees	199	233	518	797
All other noninterest expenses	1,479	1,759	3,992	4,576

Total other noninterest expenses	$4,475	$4,946	$14,823	$13,499

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Forward-looking statements in this report include, without limitation, statements regarding asset quality, adequacy of reserves for loan losses and indemnification losses and the conditions that could require higher reserves for these losses, expected future indemnification obligations, future capital strategies and the duration of the Corporation’s participation in the Capital Purchase Program and the economic and employment environment. Actual results could differ materially from historical results or those anticipated by any forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

These risks are exacerbated by the turbulence experienced during 2008, 2009 and portions of 2010 in the global and United States financial markets. Continued weakness in the global and United States financial markets, as is forecast for the remainder of 2010 and into 2011, could further affect the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s customers, counterparties and the economy in general. While there are signs of improvement, the capital and credit markets have experienced extended volatility and disruption during this period of turbulence, and unemployment has risen to, and currently remains at, high levels. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital for liquidity and business purposes.

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

Retirement Plan: The Bank maintains a non-contributory, cash balance pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may affect pension assets, liabilities or noninterest expense.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The derivative financial instruments have been designated as and qualify as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Accounting for Income Taxes: Determining the Corporation’s effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Corporation’s tax returns are subject to audit by various tax authorities. Although we believe that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the income tax provision, assets and accruals.

For further information concerning accounting policies, refer to Item 8 “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (ROA), (ii) return on average common equity (ROE), and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: retail banking, mortgage banking, and consumer finance. We also actively manage our capital through growth and dividends, while considering the need to maintain a strong regulatory capital position.

Financial Performance Measures

Net income for the Corporation was $2.6 million for the third quarter ended September 30, 2010, compared with $1.7 million for the third quarter of 2009. Net income for the Corporation was $5.7 million for the first nine months of 2010, compared with $4.9 million for the first nine months of 2009. Net income available to common shareholders was $2.3 million, or $0.74 per common share assuming dilution for the third quarter of 2010, compared with $1.4 million, or $0.45 per common share assuming dilution for the third quarter of 2009. Net income available to common shareholders was $4.9 million, or $1.57 per common share assuming dilution for the first nine months of 2010, compared to $4.1 million, or $1.34 per common share assuming dilution for the first nine months of 2009. The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the Capital Purchase Program (CPP). The financial results for the third quarter and first nine months of 2010 were affected by continued loan growth and lower net charge-offs in the Consumer Finance segment; higher net interest margin, higher provisions for loan and foreclosed properties losses, and general operating expenses associated with problem assets in the Retail Banking segment; and lower loan production and higher provision for indemnification losses in the Mortgage Banking segment.

The Corporation’s ROE and ROA were 12.65 percent and 1.02 percent, respectively, on an annualized basis, for the third quarter of 2010, compared to 8.14 percent and 0.63 percent for the third quarter of 2009. For the first nine months of 2010, on an annualized basis, the Corporation’s ROE and ROA were 9.19 percent and 0.73 percent, respectively, compared to 8.21 percent and 0.62 percent, respectively, for the first nine months of 2009. The increase in these ratios during 2010 was primarily due to the performance of the Consumer Finance segment, which more than offset the results of the Retail Banking and Mortgage Banking segments that continue to be negatively affected by the challenging economic environment and issues facing the financial services industry in general.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: During the third quarter of 2010, the Bank recorded a net loss of $333,000 compared to a net loss of $347,000 in the third quarter of 2009. During the first nine months of 2010, the Bank recorded a net loss of $646,000 compared to a net loss of $655,000 in the first nine months of 2009. The results for 2010 included the effects of (1) improved net interest margins attributable to higher interest income, as a result of the establishment of interest rate floors on new loans and loans at renewal, and lower interest expense, as a result of lower rates paid on deposits, (2) a higher provision for loan losses due to continued weakness in the economy and increases in nonaccrual loans, (3) a higher provision for losses on foreclosed properties and general operating expenses associated with problem assets as property values continued to be depressed and (4) higher personnel costs, including health care costs, due to slight increases in staffing levels.

The Bank’s nonperforming assets were $17.9 million at September 30, 2010, compared to $17.2 million at December 31, 2009. Nonperforming assets at September 30, 2010 included $6.8 million in nonaccrual loans and $11.1 million in foreclosed properties. Nonaccrual loans primarily consisted of four relationships totaling $4.9 million secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.0 million have been established for these loans. Management believes it has provided adequate loan loss reserves for these loans based on the estimated fair values of the collateral. Foreclosed properties at September 30, 2010 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less selling costs.

The Bank’s credit management team directed significant effort throughout 2009 and throughout the first nine months of 2010 to real estate loan workouts and restructurings and, when necessary, foreclosures. We are continually evaluating the credit quality of the Bank’s loan portfolio and the carrying values of real estate acquired through foreclosure, and we have charged off loans, written down foreclosed properties and increased reserves as we considered necessary.

Mortgage Banking: During the third quarter of 2010, C&F Mortgage Corporation recorded net income of $656,000 compared to net income of $755,000 for the quarter ended September 30, 2009, and recognized a net loss of $124,000 for the first nine months of 2010 compared to net income of $2.8 million for the first nine months of 2009. The net loss for the nine months ended September 30, 2010 primarily resulted from a decline in gains on sales of loans to $13.3 million for the nine months ended September 30, 2010 from $19.4 million for the first nine months of 2009 and an increase in the provision for indemnification losses of $1.8 million to $3.5 million, from $1.7 million for the nine months ended September 30, 2009. Loan origination volumes have remained lower during 2010, declining to $201.8 million for the third quarter of 2010 from $214.6 million for 2009 and declining to $545.2 million for the first nine months of 2010 from $867.0 million in 2009. For the third quarter of 2010, the amount of loan originations for refinancings and home purchases were $92.8 million and $109.0 million, respectively, compared to $51.5 million and $163.1 million, respectively, for the third quarter of 2009. For the first nine months of 2010, the amount of loan originations for refinancings and home purchases were $163.6 million and $381.6 million, respectively, compared to $442.9 million and $424.0 million, respectively, for the first nine months of 2009. The decrease in originations is a result of the challenging economic conditions, the expiration of the homebuyer tax credits during the first half of 2010 and loan officer turnover.

Foreclosures and payment defaults have continued to remain elevated in the marketplace, resulting in increased demands for loan repurchases and indemnification requests. An indemnification obligation arises when a purchaser of a loan (an investor) sold by the Mortgage Banking segment incurs a loss due to demonstrated borrower misrepresentation, fraud, early default or underwriting errors. The increase in the provision for indemnification losses for the nine months ended September 30, 2010 was primarily due to an agreement reached during the second quarter of 2010 with one of the largest investors that resolved all known and unknown indemnification obligations for loans sold to this investor prior to 2010. With this agreement in place, we expect a reduction in future indemnification obligations as the majority of our indemnification issues at the time were with the types of loans originated for and sold to this investor.

The decline in revenue from gains on sales of loans and changes in the provision for indemnification losses were partially offset by (1) a decrease for the nine months ended September 30, 2010 in commission-based and profitability-based personnel costs and (2) a decrease for the third quarter of 2010 and for the nine months ended September 30, 2010 in the provision for loan losses resulting from a decrease in loans held for investment, decreases in loan origination volume and lower net charge-offs, compared to the same periods in 2009.

Consumer Finance: Third quarter net income for C&F Finance Company was $2.4 million in 2010, compared to $1.4 million in 2009. Net income for the first nine months of 2010 was $6.9 million, compared to $3.2 million for the first nine months of 2009. The Consumer Finance segment continues to benefit from loan growth, lower net charge-offs and the current low interest rate environment. Loan production has remained strong because of a higher volume of auto sales in the markets we serve, coupled with long-standing productive dealer relationships in existing markets and expansion into new markets over the past 18 months, resulting in an increase in average loans of 15.9 percent and 14.2 percent for the three and nine months ended September 30, 2010. The current low interest rate environment has decreased borrowing costs as part of the funding costs for the segment is through a variable-rate line of credit indexed to LIBOR. The annualized net charge-off ratio has declined over the last two years as a result of prudent underwriting guidelines, enhanced collection efforts and higher values received when repossessed vehicles are sold as a result of stronger demand for used vehicles. Lower delinquencies and the lower net charge-off ratio contributed to a $650,000 decrease for the third quarter of 2010 and a $2.7 million decrease for the first nine months of 2010 in the provision for loan losses compared to the same periods in 2009. The allowance for loan losses as a percentage of loans remained approximately the same, 7.90 percent at September 30, 2010 compared to 7.89 percent at December 31, 2009. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Other and Eliminations: The net loss for the third quarter 2010 for this combined segment, together with the effects of intercompany eliminations, was $145,000, compared to a net loss of $150,000 for the third quarter of 2009. The net loss for the first nine months of 2010 was $395,000, compared to a net loss of $378,000 for the first nine months of 2009. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, dividends received on the Corporation’s investment in equity securities, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management. Total shareholders’ equity increased $5.1 million to $94.0 million at September 30, 2010, compared to $88.9 million at December 31, 2009. Earnings during the first nine months of 2010 and unrealized gains on securities principally contributed to this growth.

We have continued to manage our capital through asset growth and dividends on common shares outstanding. The capital and liquidity positions of the Corporation remain strong. The Corporation continues to participate in the CPP, which was seen as an opportunity to inexpensively increase capital and to insure against unforeseen events given the turmoil in the financial markets. Even though capital has continued to increase, and to exceed current regulatory capital standards for being well-capitalized, the Corporation has not yet repurchased these securities. It is our belief that the Corporation should keep the funds in place until the financial markets, economy and regulatory environment have stabilized.

Another means by which we manage our capital is through dividends. The Corporation’s board of directors continued its policy of paying dividends in 2010. The dividend payout ratio for the third quarter of 2010 was 33.8 percent based on net income available to common shareholders. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings. However, in connection with the Corporation’s participation in the CPP there are limitations on the Corporation’s ability to pay quarterly cash dividends in excess of $0.31 per share or to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months and nine months ended September 30, 2010 and 2009. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 35 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$21,827	$90	1.65%	$15,632	$134	3.43%
Tax-exempt	104,777	1,676	6.40	102,046	1,678	6.58

Total securities	126,604	1,766	5.58	117,678	1,812	6.16
Loans, net	688,981	16,545	9.61	683,167	15,204	8.90
Interest-bearing deposits in other banks	11,932	9	0.30	2,345	1	0.17

Total earning assets	827,517	18,320	8.86	803,190	17,017	8.47
Allowance for loan losses	(24,941)			(21,777)
Total non-earning assets	99,818			86,241

Total assets	$902,394			$867,654

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$95,618	$134	0.56%	$81,318	$119	0.59%
Money market deposit accounts	64,425	133	0.83	65,562	232	1.42
Savings accounts	42,113	10	0.09	41,748	12	0.11
Certificates of deposit, $100 thousand or more	144,612	782	2.16	121,291	841	2.77
Other certificates of deposit	177,739	972	2.19	178,842	1,272	2.84

Total time and savings deposits	524,507	2,031	1.55	488,761	2,476	2.03

Borrowings	169,092	1,303	3.08	182,432	1,251	2.74

Total interest-bearing liabilities	693,599	3,334	1.92	671,193	3,727	2.22

Demand deposits	91,627			88,425
Other liabilities	24,506			22,990

Total liabilities	809,732			782,608
Shareholders’ equity	92,662			85,046

Total liabilities and shareholders’ equity	$902,394			$867,654

Net interest income		$14,986			$13,290

Interest rate spread			6.94%			6.25%

Interest expense to average earning assets (annualized)			1.61%			1.86%

Net interest margin (annualized)			7.24%			6.62%

	Nine Months Ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$20,764	$310	1.99%	$15,857	$423	3.56%
Tax-exempt	103,587	5,040	6.49	96,650	4,784	6.60

Total securities	124,351	5,350	5.74	112,507	5,207	6.17
Loans, net	678,464	48,061	9.45	701,542	44,585	8.47
Interest-bearing deposits in other banks	14,082	37	0.35	1,097	1	0.12

Total earning assets	816,897	53,448	8.72	815,146	49,793	8.14
Allowance for loan losses	(25,398)			(20,851)
Total non-earning assets	94,667			83,663

Total assets	$886,166			$877,958

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$90,036	$362	0.54%	$85,334	$498	0.78%
Money market deposit accounts	62,332	429	0.92	68,567	841	1.64
Savings accounts	41,638	31	0.10	41,534	33	0.11
Certificates of deposit, $100 thousand or more	145,704	2,445	2.24	115,411	2,609	3.01
Other certificates of deposit	178,724	3,014	2.25	175,731	4,025	3.05

Total time and savings deposits	518,434	6,281	1.62	486,577	8,006	2.19

Borrowings	168,294	3,747	2.97	196,266	3,894	2.65

Total interest-bearing liabilities	686,728	10,028	1.95	682,843	11,900	2.32

Demand deposits	88,961			84,996
Other liabilities	19,834			25,335

Total liabilities	795,523			793,174
Shareholders’ equity	90,643			84,783

Total liabilities and shareholders’ equity	$886,166			$877,957

Net interest income		$43,420			$37,893

Interest rate spread			6.77%			5.82%

Interest expense to average earning assets (annualized)			1.64%			1.95%

Net interest margin (annualized)			7.09%			6.20%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2010 from 2009
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$1,211	$130	$1,341
Securities:
Taxable	(85)	41	(44)
Tax-exempt	(46)	44	(2)
Interest-bearing deposits in other banks	1	7	8

Total interest income	1,081	222	1,303

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(5)	20	15
Money market deposit accounts	(95)	(4)	(99)
Savings accounts	(2)	—	(2)
Certificates of deposit, $100 thousand or more	(204)	145	(59)
Other certificates of deposit	(8)	(292)	(300)

Total time and savings deposits	(314)	(131)	(445)
Borrowings	(95)	147	52

Total interest expense	(409)	16	(393)

Change in net interest income	$1,490	$206	$1,696

	Nine Months Ended September 30, 2010 from 2009
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$4,980	$(1,504)	$3,476
Securities:
Taxable	(221)	108	(113)
Tax-exempt	(82)	338	256
Interest-bearing deposits in other banks	3	33	36

Total interest income	4,680	(1,025)	3,655

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(162)	26	(136)
Money market deposit accounts	(341)	(71)	(412)
Savings accounts	(2)	—	(2)
Certificates of deposit, $100 thousand or more	(761)	597	(164)
Other certificates of deposit	(1,079)	68	(1,011)

Total time and savings deposits	(2,345)	620	(1,725)
Borrowings	445	(592)	(147)

Total interest expense	(1,900)	28	(1,872)

Change in net interest income	$6,580	$(1,053)	$5,527

Net interest income, on a taxable-equivalent basis, for the third quarter of 2010 was $15.0 million, compared to $13.3 million for the third quarter of 2009. Net interest income, on a taxable-equivalent basis, for the first nine months of 2010 was $43.4 million, compared to $37.9 million for the first nine months of 2009. The higher net interest income resulted from a 62 basis point increase in net interest margin coupled with a 3.0 percent increase in average earning assets for the third quarter of 2010 compared to the third quarter of 2009 and an 89 basis point increase in net interest margin while average earning assets remained approximately the same for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase for both the three and nine months ended September 30, 2010 in net interest margin was principally a result of an increase in the yield on loans and a decrease in the rates paid on time and savings deposits offset by an increase in the rates paid on borrowings. The increase in the yield on loans was primarily a result of the changing mix of loans resulting from a decrease in lower yielding average loans at the Retail Banking and Mortgage Banking segments and an increase in the higher yielding loans at the Consumer Finance segment. In addition, an increase in the yields on loans at the Retail Banking segment resulted from the repricing of loans and implementation of interest rate floors on loans at renewal. The decrease in rates paid on time and savings deposits was primarily a result of the repricing of higher rate certificates of deposit as they matured. The increase in rates paid on borrowings was a result of the change in the mix of borrowings resulting from a decrease in average lower cost short-term borrowings.

Average loans include both loans held for investment and loans held for sale. Average loans held for investment decreased $5.5 million and $6.8 million during the third quarter and the first nine months of 2010, respectively, compared to the same periods in 2009. The Retail Banking segment’s average loans held for investment portfolio decreased $34.3 million during the third quarter of 2010 and decreased $31.0 million in the first nine months of 2010, compared to the same periods in 2009, primarily as current economic conditions reduced loan demand and resulted in an increase in loans charged-off or foreclosed upon. Despite the reduction in average loans, the Retail Banking segment was able to increase its yield for the third quarter of 2010 and first nine months of 2010, compared to the same periods in 2009, through increases in interest rates and the implementation of interest rate floors on new or renewing adjustable rate loans in the latter half of 2009 and first nine months of 2010. The Consumer Finance segment’s average loans held for investment portfolio increased $28.8 million during the third quarter of 2010 compared to the third quarter of 2009 and increased $25.0 million for the first nine months of 2010 compared to the first nine months of 2009 as result of overall growth at existing and new locations. The Consumer Finance segment’s loans are typically higher yielding than other loans in our portfolio due to higher risks. Average loans held for sale at the Mortgage Banking segment increased $11.3 million during the third quarter of 2010 compared to the third quarter of 2009 and decreased $16.3 million for the first nine months of 2010 compared to the first nine months of 2009 as loan origination volumes overall have declined since 2009, though volumes declined less dramatically during the third quarter of 2010 compared to the third quarter of 2009. The increase in average loans held for sale at the Mortgage Banking segment for the third quarter of 2010 compared to the third quarter of 2009 was a result of having a larger number of loans to fund as origination volume began to increase. The yield on the Mortgage Banking segment’s loans has decreased for the third quarter of 2010 compared to the third quarter of 2009, while increasing for the first nine months of 2010 compared to the same period in 2009 as interest rates on average had risen since 2009 prior to declining during the third quarter of 2010. The overall yield on loans increased 71 basis points to 9.61 percent and 98 basis points to 9.45 percent for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, principally as a result of the shift in the mix of the portfolio from lower yielding loans held in our Retail Banking and Mortgage Banking segments to higher yielding loans in our Consumer Finance segment.

Average securities available for sale increased $8.9 million during the third quarter of 2010, and $11.8 million in the first nine months of 2010, compared to the same periods in 2009. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio in conjunction with the strategy to increase the investment portfolio as a percentage of total assets. The funding of this strategy has come from the growth in deposits and from reduced loan demand in the Retail Banking segment. This strategy is based on the role of the investment portfolio to manage interest rate sensitivity, provide liquidity and serve as an additional source of interest income. The lower yields in the third quarter and first nine months of 2010, in relation to the same periods in 2009, resulted from the current interest rate environment in which securities purchases were made at yields less than the yields on those securities being called, matured or sold.

Average interest-bearing deposits in other banks increased $9.6 million during the third quarter of 2010 and $13.0 million in the first nine months of 2010, compared to the same periods in 2009. The increase resulted from reduced loan demand, coupled with deposit growth.

Average interest-bearing time and savings deposits increased $35.7 million during the third quarter of 2010 and $31.9 million in the first nine months of 2010, compared to the same periods in 2009. The mix in interest-bearing time and savings deposits has been shifting from shorter-term, lower yielding money market deposits to longer-term, higher yielding certificates of deposits. The average cost of deposits declined 48 basis points during the third quarter of 2010 and 57 basis points in the first nine months of 2010 in relation to the same periods in 2009. The third quarter and first nine months of 2010 have benefited from the lower rates on time deposits that matured and repriced throughout 2009 and into 2010.

Average borrowings decreased $13.3 million during the third quarter of 2010 and $28.0 million in the first nine months of 2010, compared to the same periods in 2009. This decrease was attributable to reduced funding needs as the growth in average earning assets has primarily been met through the growth in average deposits. The average cost of borrowings increased 34 basis points during the third quarter of 2010 and 32 basis points in the first nine months of 2010, in relation to the same periods in 2009, as a result of a change in the composition of borrowings, which resulted from the repayment of lower-cost short-term variable-rate borrowings due to increased liquidity provided by lower loan demand and deposit growth.

Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,865	$—	$—	$4,865
Service charges on deposit accounts	957	—	—	—	957
Other service charges and fees	527	758	2	56	1,343
Gains (losses) on calls and sales of available for sale securities	4	—	—	(15)	(11)
Other income	35	316	141	178	670

Total noninterest income	$1,523	$5,939	$143	$219	$7,824

(Dollars in thousands)	Three Months Ended September 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$5,464	$—	$—	$5,464
Service charges on deposit accounts	866	—	—	—	866
Other service charges and fees	495	749	2	—	1,246
Gains (losses) on calls and sales of available for sale securities	3	—	—	(25)	(22)
Other income	214	413	141	238	1,006

Total noninterest income	$1,578	$6,626	$143	$213	$8,560

(Dollars in thousands)	Nine Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$13,295	$—	$(3)	$13,292
Service charges on deposit accounts	2,563	—	—	—	2,563
Other service charges and fees	1,438	2,002	6	146	3,592
Gains on calls and sales of available for sale securities	53	—	—	12	65
Other income	161	162	430	635	1,388

Total noninterest income	$4,215	$15,459	$436	$790	$20,900

(Dollars in thousands)	Nine Months Ended September 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$19,381	$—	$—	$19,381
Service charges on deposit accounts	2,452	—	—	—	2,452
Other service charges and fees	1,247	2,593	6	—	3,846
Gains (losses) on calls and sales of available for sale securities	33	—	—	(25)	8
Other income	544	317	362	849	2,072

Total noninterest income	$4,276	$22,291	$368	$824	$27,759

Total noninterest income decreased $736,000, or 8.6 percent, to $7.8 million during the third quarter of 2010 and $6.9 million, or 24.7 percent, to $20.9 million in the first nine months of 2010, compared to the same periods in 2009. The decreases primarily resulted from (1) decreased gains on sales of loans and ancillary fees associated with lower loan originations in the Mortgage Banking segment and (2) a one-time fee received in 2009, recorded in other income, in connection with a change in the debit card processor in the Retail Banking segment. These decreases were partially offset by increases in (1) services charges on deposit accounts as higher overdraft protection and returned check charges were incurred by customers and (2) other service charges primarily due to higher bank card interchange fees in the Retail Banking segment.

Noninterest Expense

TABLE 4: Noninterest Expense

(Dollars in thousands)	Three Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,729	$3,463	$1,467	$152	$8,811
Occupancy expense	848	555	103	12	1,518
Other expenses	2,487	1,307	601	80	4,475

Total noninterest expense	$7,064	$5,325	$2,171	$244	$14,804

(Dollars in thousands)	Three Months Ended September 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,546	$3,309	$1,307	$195	$8,357
Occupancy expense	877	440	95	6	1,418
Other expenses	2,396	1,950	536	64	4,946

Total noninterest expense	$6,819	$5,699	$1,938	$265	$14,721

(Dollars in thousands)	Nine Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,922	$9,634	$4,414	$504	$25,474
Occupancy expense	2,506	1,470	306	23	4,305
Other expenses	7,008	5,785	1,725	305	14,823

Total noninterest expense	$20,436	$16,889	$6,445	$832	$44,602

(Dollars in thousands)	Nine Months Ended September 30, 2009
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,325	$12,072	$3,781	$490	$26,668
Occupancy expense	2,656	1,359	310	20	4,345
Other expenses	6,117	5,310	1,757	315	13,499

Total noninterest expense	$19,098	$18,741	$5,848	$825	$44,512

Total noninterest expense increased $83,000, or 0.6 percent, to $14.8 million during the third quarter of 2010 and $90,000 to $44.6 million in the first nine months of 2010, compared to the same periods in 2009. The Mortgage Banking segment reported slightly higher salaries and employee benefits expense for the three months ended September 30, 2010 compared to 2009 as loan originations and profitability for the third quarter 2010 were similar to that in 2009. Salaries and employee benefits expense for the Mortgage Banking segment for the nine months ended September 30, 2010 compared to 2009 was significantly lower as a result of a decline in loan originations and profitability. In addition, the nine months ended September 30, 2010 included an increase in the provision for indemnification losses of $1.8 million to $3.5 million due primarily to an agreement entered into the second quarter of 2010 with one of the Mortgage Banking segment’s largest purchasers of loans. Salaries and employee benefits expense in the Retail Banking segment increased for the three and nine months of 2010 compared to 2009 as a result of increased staffing levels and health care costs. Other expenses in the Retail Banking segment include increases in costs associated with foreclosed properties for the nine months ended September 30, 2010, offset by the 2009 FDIC special assessment and higher bank card processing expenses in 2009. An increase in salaries and employee benefits expense for the three and nine months ended September 30, 2010 at the Consumer Finance segment was a result of staff additions to support loan growth.

Income Taxes

Income tax expense for the third quarter of 2010 totaled $1.1 million, resulting in an effective tax rate of 30.2 percent, compared to $716,000, or 30.2 percent, for the third quarter of 2009. Income tax expense for the first nine months of 2010 totaled $2.0 million, resulting in an effective tax rate of 25.9 percent, compared to $1.8 million, or 26.3 percent, for the first nine months of 2009. The decrease in the effective tax rate through the first nine months of 2010 was a result of lower earnings at C&F Mortgage, which is subject to state income taxes, and higher earnings on the Bank’s municipal bond portfolio, which generates tax-exempt interest income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009
Allowance, beginning of period	$25,154	$21,532
Provision for loan losses:
Retail Banking	1,450	1,400
Mortgage Banking	19	63
Consumer Finance	2,250	2,900

Total provision for loan losses	3,719	4,363
Loans charged off:
Real estate – residential mortgage	71	445
Real estate – construction	330	125
Commercial, financial and agricultural [1]	2	—
Consumer	140	30
Consumer finance	2,156	2,846

Total loans charged off	2,699	3,446
Recoveries of loans previously charged off:
Real estate – residential mortgage	6	—
Real estate – construction	—	3
Commercial, financial and agricultural [1]	2	2
Consumer	21	16
Consumer finance	532	446

Total recoveries	561	467

Net loans charged off	2,138	2,979

Allowance, end of period	$26,735	$22,916

Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.51%	0.50%

Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.04%	5.30%

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Allowance, beginning of period	$24,027	$19,806
Provision for loan losses:
Retail Banking	4,050	3,500
Mortgage Banking	19	563
Consumer Finance	6,150	8,800

Total provision for loan losses	10,219	12,863
Loans charged off:
Real estate – residential mortgage	851	910
Real estate – construction	1,145	900
Commercial, financial and agricultural [1]	1,250	590
Consumer	205	138
Consumer finance	5,673	8,590

Total loans charged off	9,124	11,128
Recoveries of loans previously charged off:
Real estate – residential mortgage	45	—
Real estate – construction	—	10
Commercial, financial and agricultural [1]	13	20
Consumer	60	44
Consumer finance	1,495	1,301

Total recoveries	1,613	1,375

Net loans charged off	7,511	9,753

Allowance, end of period	$26,735	$22,916

Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.02%	0.70%

Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.77%	5.51%

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Table 6 discloses the allocation of the allowance for loan losses at September 30, 2010 and December 31, 2009.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	September 30, 2010	December 31, 2009
Allocation of allowance for loan losses:
Real estate – residential mortgage	$1,362	$1,295
Real estate – construction	614	281
Commercial, financial and agricultural [1]	7,316	7,022
Equity lines	237	211
Consumer	283	267
Consumer finance	16,923	14,951

Balance	$26,735	$24,027

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Nonperforming Assets

Table 7 summarizes nonperforming assets at September 30, 2010 and December 31, 2009.

TABLE 7: Nonperforming Assets

Retail and Mortgage Banking

(Dollars in thousands)	September 30, 2010	December 31, 2009
Nonaccrual loans – Retail Banking	$6,755	$4,812
Nonaccrual loans – Mortgage Banking	—	204
OREO* – Retail Banking	11,159	12,360
OREO* – Mortgage Banking	414	440

Total nonperforming assets	$18,328	$17,816
Accruing loans past due for 90 days or more	$557	$451
Troubled debt restructurings	$3,657	$2,827
Total loans	$418,613	$447,592
Allowance for loan losses	$9,812	$9,076
Nonperforming assets to total loans and OREO*	4.26%	3.87%
Allowance for loan losses to total loans	2.34%	2.03%
Allowance for loan losses to nonaccrual loans	145.26%	180.94%

*	OREO is recorded at its estimated fair value less cost to sell.

Consumer Finance

(Dollars in thousands)	September 30, 2010	December 31, 2009
Nonaccrual loans	$340	$387
Accruing loans past due for 90 days or more	$—	$—
Total loans	$214,265	$189,439
Allowance for loan losses	$16,923	$14,951
Nonaccrual consumer finance loans to total consumer finance loans	0.16%	0.20%
Allowance for loan losses to total consumer finance loans	7.90%	7.89%

The allowance for loan losses at the combined Retail Banking and Mortgage Banking segments increased $736,000 since December 31, 2009 to $9.8 million at September 30, 2010. The change in the balance of the allowance for loan losses in the combined segments resulted from an increase in criticized loans and higher reserves associated with non-accrual loans. The allowance for loan losses to total loans increased to 2.34 percent at September 30, 2010 compared to 2.03 percent at December 31, 2009. Net charge-offs for these combined segments for the first nine months of 2010 included write downs of collateral-dependent commercial loans based on impairment analyses, which indicated that the carrying values of these loans exceeded the fair market value of the underlying real estate collateral. The provision for loan losses at these combined segments remained approximately the same for both the three and nine months ended September 30, 2010 compared to 2009, at $1.5 million and $4.1 million, respectively.

Nonperforming assets at the Retail Banking segment increased slightly to $17.9 million at September 30, 2010 from $17.2 million at December 31, 2009. Nonperforming assets at September 30, 2010 included $6.8 million in nonaccrual loans and $11.1 million in foreclosed properties. Nonaccrual loans primarily consisted of four relationships totaling $4.9 million of loans secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.0 million have been established for these loans. Management believes it has provided adequate loan loss reserves for these loans based on the collateral and estimated fair values. Foreclosed properties at September 30, 2010 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. Foreclosed properties of the Mortgage Banking segment totaled $414,000 at September 30, 2010, and resulted primarily from loans that were repurchased from investors because of documentation issues. Accruing loans past due for 90 days or more at the combined Retail and Mortgage Banking segments increased $106,000 to $557,000 at September 30, 2010. We believe that the current level of the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible. Depending on the effects of future economic conditions, or changes in our loan portfolio, a higher provision for loan losses may become necessary.

The Consumer Finance segment’s allowance for loan losses increased $2.0 million to $16.9 million since December 31, 2009. The increase in the allowance for loan losses was driven by an increase in the Consumer Finance segment’s loans outstanding. The Consumer Finance segment’s provision for loan losses decreased $650,000 and $2.7 million in the third quarter of 2010 and first nine months of 2010, respectively, compared to the same periods in 2009. The decrease in the provision for loan losses was primarily attributable to lower delinquencies and net charge-offs in both the third quarter and first nine months of 2010. The decreases in delinquencies and net charge-offs are a result of prudent underwriting practices, enhanced collection efforts and a stronger used vehicle market which resulted in higher resale values for repossessed vehicles.

C&F Finance’s loan portfolio can be immediately adversely affected by the ongoing effects of the recent economic recession and less than robust recovery. We believe that the current level of the allowance for loan losses at C&F Finance is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future and, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

FINANCIAL CONDITION

At September 30, 2010, the Corporation had total assets of $911.8 million compared to $888.4 million at December 31, 2009. The increase was principally a result of increases in loans held for sale and growth in the securities available for sale portfolio, offset by a decrease in loans held for investment and interest-bearing deposits in other banks.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 8: Loans Held for Investment

(Dollars in thousands)	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$146,200	23%	$147,850	23%
Real estate – construction	14,907	2	14,053	2
Commercial, financial and agricultural [1]	220,492	35	245,759	39
Equity lines	32,169	5	32,220	5
Consumer	4,845	1	7,710	1
Consumer finance	214,265	34	189,439	30

Total loans	632,878	100%	637,031	100%

Less allowance for loan losses	(26,735)		(24,027)

Total loans, net	$606,143		$613,004

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

Loans held for investment have decreased slightly compared to December 31, 2009. Increases in loans held for investment in the consumer finance category were a result of increased demand for automobile loans, which was offset by decreases in commercial, financial and agricultural loans at the Retail Banking segment as a result of foreclosures, charge-offs and reduced demand due to the continued challenging economic environment.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity, is used as needed to meet collateral requirements and generates returns for the Corporation on the Corporation’s excess liquidity. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increased loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 9: Securities Available for Sale

(Dollars in thousands)	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$14,538	11%	$9,743	9%
Mortgage-backed securities	2,582	2	2,709	2
Obligations of states and political subdivisions	112,775	87	104,867	88

Total debt securities	129,895	100	117,319	99
Preferred stock	23	*	1,251	1

Total available for sale securities	$129,918	100%	$118,570	100%

*	Less than one percent.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $621.5 million at September 30, 2010, compared to $606.6 million at December 31, 2009. The Corporation had no brokered certificates of deposit outstanding at September 30, 2010 or December 31, 2009. The mix in deposits has been shifting from shorter-term, lower yielding money market deposits to longer-term, higher yielding certificates of deposits. The increase in total deposits occurred in deposits of commercial depositors, including municipalities in our market area, and retail depositors.

Borrowings

Borrowings totaled $169.3 million at September 30, 2010, compared to $170.8 million at December 31, 2009. The slight decrease in borrowings is primarily a result of funding needs being met by growth in deposits.

Off-Balance Sheet Arrangements

As of September 30, 2010, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

As of September 30, 2010, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity

The objective of the Corporation’s liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the foundation for the Corporation’s liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, loan payments and payoffs, deposit growth, sales of securities, the issuance of brokered certificates of deposit and the capacity to borrow additional funds.

Liquid assets, which include cash and due from banks, interest-bearing deposits in other banks and nonpledged securities available for sale, at September 30, 2010 totaled $57.1 million, compared to $67.7 million at December 31, 2009. The Corporation’s funding sources, including the capacity, amount outstanding and amount available at September 30, 2010 are presented in Table 10.

TABLE 10: Funding Sources

(Dollars in thousands)
	Capacity	Outstanding	Available
Federal funds purchased	$36,000	$16,675	$19,325
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	106,041	52,500	53,541
Borrowings from Federal Reserve Bank	71,250	—	71,250
Revolving line of credit (1)	120,000	67,947	52,503

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

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

TABLE 11: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total Capital (to Risk-Weighted Assets)
Corporation	$110,909	16.3%	$54,556	8.0%	N/A	N/A
Bank	108,969	16.0	54,352	8.0	$67,940	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	102,160	15.0	27,278	4.0	N/A	N/A
Bank	100,251	14.8	27,176	4.0	40,764	6.0
Tier 1 Capital (to Average Assets)
Corporation	102,160	11.4	35,743	4.0	N/A	N/A
Bank	100,251	11.4	35,265	4.0	44,082	5.0

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Corporation	$107,724	15.9%	$54,250	8.0%	N/A	N/A
Bank	103,693	15.4	53,906	8.0	$67,382	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	99,056	14.6	27,125	4.0	N/A	N/A
Bank	95,078	14.1	26,953	4.0	40,429	6.0
Tier 1 Capital (to Average Assets)
Corporation	99,056	11.5	34,450	4.0	N/A	N/A
Bank	95,078	11.1	34,258	4.0	42,822	5.0

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

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed under Part I, Item 1A. “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 or disclosed under Part II – Other Information, Item 1A. “Risk Factors” in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation establishing Series A Preferred Stock, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

10.19.1	First Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of July 1, 2010 (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed August 6, 2010)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date	November 5, 2010	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	November 5, 2010	/S/ THOMAS F. CHERRY
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)