Form 10-K
period 2010-12-31
C & F FINANCIAL CORP
filed 2011-03-03
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $52,766,298.

There were 3,125,416 shares of common stock outstanding as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 15, 2011 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 19, 2011 are incorporated by reference in Part III of this report.

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

Retail Banking

We provide retail banking services at the Bank’s main office in West Point, Virginia, and 17 Virginia branches located one each in Chester, Hampton, Mechanicsville, Midlothian, Newport News, Norge, Providence Forge, Quinton, Saluda, Sandston, Varina, West Point and Yorktown, and two each in Williamsburg and Richmond. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking and credit cards, as well as travelers’ checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2010, assets of the Retail Banking segment totaled $756.3 million. For the year ended December 31, 2010, the net loss for this segment totaled $1.5 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 15 locations in Virginia, four in Maryland, two in North Carolina and one each in Wilmington, Delaware; Moorestown, New Jersey; and York, Pennsylvania. The Virginia offices are located one each in Charlottesville, Chester, Fishersville, Fredericksburg, Glen Allen, Hanover, Harrisonburg, Lynchburg, Newport News and Williamsburg, two in Roanoke and three in Midlothian. The Maryland offices are located in Annapolis, Baltimore, Ellicott City and Waldorf. The North Carolina offices are located in Charlotte and Gastonia. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Bank of America, N.A.; Wells Fargo Home Mortgage; Franklin American Mortgage Company; the Virginia Housing Development Authority; and JPMorgan Chase Bank, N.A. C&F Mortgage does not securitize loans. The Bank also purchases lot and permanent loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans partially guaranteed by the Veterans Administration (the VA) and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming loans that do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement and residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2010, assets of the Mortgage Banking segment totaled $78.6 million. For the year ended December 31, 2010, net income for this segment totaled $782,000.

Consumer Finance

We conduct consumer finance activities through C&F Finance, which the Bank acquired on September 1, 2002. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Alabama, Indiana, Kentucky, Maryland, North Carolina, Ohio, Tennessee, Georgia and West Virginia through its offices in Richmond and Hampton, Virginia, in Nashville, Tennessee and in Towson, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. C&F Finance’s typical borrowers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2010, assets of the Consumer Finance segment totaled $224.2 million. For the year ended December 31, 2010, net income for this segment totaled $9.4 million.

Employees

At December 31, 2010, we employed 544 full-time equivalent employees. We consider relations with our employees to be excellent.

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

The banking business in Virginia, and in the Bank’s primary service area in the Hampton to Richmond corridor, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, efficiencies through economies of scale and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution, affect competition for deposits and loans. We compete by emphasizing customer service and technology, establishing long-term customer relationships, building customer loyalty, and providing products and services to address the specific needs of our customers. We target individual and small-to-medium size business customers.

No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

Mortgage Banking

C&F Mortgage competes with large national and regional banks, credit unions, smaller regional mortgage lenders and small local broker operations. As loan volumes have decreased over the past five years, the industry has seen a consolidation in the number of competitors in the marketplace. However, the competition with regard to price has increased tremendously as the remaining participants struggle to achieve volume and profitability benchmarks. The downturn in the housing markets related to declines in real estate values, increased payment defaults and foreclosures have had a dramatic effect on the secondary market. The guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) have become much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. The jumbo markets have slowed considerably and pricing has increased dramatically. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs. To operate profitably in this environment, lenders must have a high level of operational and risk management skills and be able to attract and retain top mortgage origination talent. C&F Mortgage competes by attracting the top sales people in the industry, providing an operational infrastructure that manages the guideline changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

No material part of C&F Mortgage’s business is dependent upon a single customer and the loss of any single customer would not have a materially adverse effect upon C&F Mortgage’s business. C&F Mortgage, like all residential mortgage lenders, would be impacted by the inability of Fannie Mae, Freddie Mac, the FHA or the VA to purchase loans. Although C&F Mortgage sells loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if these government-sponsored entities cease to exist or materially limit their purchases of mortgage loans.

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

During 2008 and 2009, there was a significant contraction in the number of institutions providing automobile financing for the non-prime market. This contraction accompanied the economic downturn and the tightening of credit, which contributed to increasing defaults, a decline in collateral values and higher charge-offs. As these issues have abated, institutions with access to capital have begun to re-enter the market. To continue to operate profitably, lenders must have a high level of operational and risk management skills and access to competitive costs of funds.

Providers of automobile financing traditionally have competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. To establish C&F Finance as one of the principal financing sources at the dealers it serves, we compete predominately through a high level of dealer service, strong dealer relationships, by offering flexible loan terms and by quickly funding loans purchased from dealers.

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

Regulation of the Corporation

The Corporation must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (the SEC). The Corporation is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the SOX Act), and the related rules and regulations. The SOX Act includes provisions that, among other things: (1) require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to their accuracy and compliance with the law; (2) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (3) require chief executive officers and chief financial officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (4) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (5) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (6) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations, as well as certain other specified information; (7) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (8) increased penalties for existing crimes and created new criminal offenses. While the Corporation has incurred additional expenses in complying with the requirements of the SOX Act and related regulations adopted by the SEC and the Public Company Accounting Oversight Board, we anticipate that those expenses will not have a material effect on the Corporation’s results of operations or financial condition.

When enacted in 2002, Section 404(b) of the SOX Act required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and required the company’s auditor to attest to and report on management’s assessment. From 2002 through 2010, the SEC had delayed implementation of Section 404(b) of the SOX Act for public companies with a public float below $75 million (i.e. companies that are smaller reporting companies or non-accelerated filers). In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) permanently exempted smaller reporting companies and non-accelerated filers from Section 404(b) of the SOX Act, and the SEC made conforming amendments to certain of its rules and forms in September 2010. The Corporation has voluntarily provided an attestation by the Corporation’s auditor on management’s assessment of the Corporation’s internal control over financial reporting in this Annual Report on Form 10-K.

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

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. For the Corporation only, Tier 1 and total capital include trust preferred securities. At December 31, 2010, the total capital to risk-weighted assets ratio of the Corporation was 16.5 percent and the ratio of the Bank was 16.3 percent. At December 31, 2010, the Tier 1 capital to risk-weighted assets ratio was 15.3 percent for the Corporation and 15.0 percent for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4.0 percent for banks and bank holding companies. At December 31, 2010, the Tier l leverage ratio was 11.6 percent for the Corporation and 11.4 percent for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

On January 9, 2009, as part of the Capital Purchase Program (Capital Purchase Program or CPP) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), as discussed below, the Corporation issued and sold to Treasury for an aggregate purchase price of $20.0 million in cash (1) 20,000 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (Series A Preferred Stock) and (2) a ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share (Common Stock), at an initial exercise price of $17.91 per share (Warrant). The Series A Preferred Stock has been treated as Tier 1 capital for regulatory capital adequacy determination purposes.

In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

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

We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or the Bank to pay dividends. During the year ended December 31, 2010, the Bank declared $2.6 million in dividends payable to the Corporation, which were used to fund a portion of the Corporation’s debt service and dividends payable to common and preferred shareholders.

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

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve and to the Bank by the FDIC.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies

•	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•

Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, which must still be defined by the regulators. FHA, VA and Rural Housing Service loans are specifically exempted from the risk retention requirements.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies not just financial institutions.

•

Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its subsidiaries, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Corporation and C&F Bank could require the Corporation and C&F Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

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

On June 10, 2009, the Treasury released regulations in an Interim Final Rule (IFR) that sets standards for complying with the executive compensation and corporate governance provisions for TARP recipients contained in EESA, as amended by ARRA. The standards for compensation and corporate governance established in the IFR: (1) prohibit the payment or accrual of bonus, retention award and incentive compensation (with the exception of limited amounts of restricted stock) for specified individuals, depending upon the level of government assistance received by the institution; (2) prohibit making any golden parachute payments to a senior executive officer (SEO) or any of the next five most highly compensated employees (MHCE); (3) prohibit tax gross-ups to SEOs and any of the next 20 MHCEs; (4) provide for the recovery of any bonus, incentive compensation, or retention award paid to a SEO or the next 20 MHCEs based on materially inaccurate statements of earnings, revenues, gains, or other criteria (clawback); (5) require the establishment of a compensation committee of independent directors to meet semi-annually to review employee compensation plans and the risks posed by these plans to the institution; (6) limit compensation to exclude incentives for SEOs to take unnecessary and excessive risk that threaten the value of the institution and eliminate features of employee compensation plans that pose unnecessary risks to the institution; (7) prohibit employee compensation plans that would encourage manipulation of earnings to enhance an employee’s compensation; (8) require the adoption of an excessive or luxury expenditures policy; (9) require compliance with federal securities laws and regulations regarding non-binding resolution on SEO compensation to shareholders; (10) require disclosure of perquisites offered to SEOs and certain highly compensated employees; and (11) require disclosures related to compensation consultant engagements.

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued a comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Community Reinvestment Act. The Community Reinvestment Act (CRA) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2010, the FDIC issued C&F Bank’s 2009 Community Reinvestment Act Performance Evaluation (the 2009 CRA Evaluation). C&F Bank received “Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the 2009 CRA Evaluation. Based on issues identified at one of C&F Bank’s subsidiaries, C&F Mortgage, C&F Bank received a “Needs to Improve” rating on the Lending Test component, and as a result, a “Needs to Improve” rating on its overall rating. In its evaluation, the FDIC concluded that C&F Mortgage violated the Equal Credit Opportunity Act (the ECOA), Federal Reserve Regulation B, and the Fair Housing Act in connection with certain of its lending practices. While C&F Bank’s board of directors and management strongly disagree with the FDIC’s conclusion that C&F Mortgage violated the ECOA, Federal Reserve Regulation B or the Fair Housing Act, C&F Mortgage has strengthened and continues to strengthen its policies, procedures and monitoring of its lending practices to address the issues raised by the FDIC. C&F Mortgage is and will continue to be committed to fair lending.

By statute, a bank such as C&F Bank with a “Needs to Improve” CRA rating has limitations on certain future business activities, including the ability to open new branches and to make acquisitions, until its CRA rating improves. Management does not believe that these limitations will have a significant effect on C&F Bank’s current business plans. As also required by statute, the FDIC referred its conclusions regarding the alleged violations to the Department of Justice (DOJ), and the DOJ has notified C&F Mortgage that it is investigating the matter. Management has met with the DOJ regarding the investigation. At this time, it is not anticipated that the results of the investigation will have a material adverse impact on C&F Financial Corporation’s results of operations or financial condition.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, for calendar year 2008, assessments ranged from five to 43 basis points of each institution’s deposit assessment base. Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment that became effective April 1, 2009, and effectively made the range seven to 77.5 basis points. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

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

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation originally provided that the basic deposit insurance limit would return to $100,000 after December 31, 2009. The legislation did not change coverage for retirement accounts, which continues to be $250,000. In July 2010, the Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance.

In November 2008, the FDIC adopted a final rule implementing the Temporary Liquidity Guarantee Program (TLGP) because of disruptions in the credit markets, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the DIF to achieve its goals. The TLGP consists of two components: a temporary guarantee of certain newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). The Corporation is participating in both of these programs and will be required to pay assessments associated with the TLGP as follows:

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

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2010 (extended twice from December 31, 2009 and June 30, 2010, respectively). The Corporation has customer accounts that qualify for this coverage and continued its participation until December 31, 2010. The Corporation has been incurring assessment charges since November 13, 2008.

In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. The Corporation was assessed $391,000, all of which was expensed in 2009.

In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points across the board. The FDIC has elected to forgo this increase under a new DIF restoration plan adopted in October 2010 as discussed below. On December 30, 2009, the Corporation prepaid $3.2 million of FDIC assessments.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts beginning January 1, 2011 and continuing through December 2012. For purposes of this extension, the definition of noninterest-bearing transaction accounts excludes negotiable order of withdraw consumer checking accounts (NOW accounts) and Interest on Lawyer Trust Accounts (IOLTAs). The extended program is not optional and will no longer be funded by separate premiums.

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ration reaches 2 percent and 2.5 percent.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. In 2009, the FHLB imposed a temporary suspension of repurchases of excess capital. At December 31, 2010, the Bank owned $3.9 million of FHLB stock.

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

Mortgage Banking Regulation. In addition to certain of the Bank’s regulations, the Corporation’s Mortgage Banking segment is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development (HUD), the FHA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the ECOA, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. As noted above under “Community Reinvestment Act”, the FDIC concluded that C&F Mortgage violated the ECOA with certain of its lending practices. C&F Mortgage is and will continue to be committed to fair lending and has strengthened its policies, procedures and monitoring of its lending practices to address the issues raised by the FDIC.

Interagency Appraisal and Evaluation Guidelines. In December 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC, jointly with other federal regulatory agencies, issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updates guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. The guidance incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. The guidance also requires institutions to use strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

Consumer Financing Regulation. The Corporation’s Consumer Finance segment also is regulated by the VBFI and the states and jurisdictions in which it operates. The VBFI regulates and enforces laws relating to consumer lenders and sales finance agencies such as C&F Finance. Such rules and regulations generally provide for licensing of sales finance agencies; limitations on amounts, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights.

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

Other Safety and Soundness Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2010, the Bank was considered “well capitalized.”

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

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the Federal Reserve Board a declaration of its intention to become a financial holding company. As noted above under “Community Reinvestment Act” the Bank received a “Needs to Improve” rating on its latest CRA rating. As such, at this time, the Corporation is not eligible to be treated as a financial holding company under the GLBA.

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

Future Regulation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Corporation in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Corporation cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Corporation. A change in statutes, regulations or regulatory policies applicable to the Corporation or C&F Bank, or any of its subsidiaries, could have a material effect on the business of the Corporation.

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

A continuation or further deterioration of the current economic environment could adversely impact the Corporation’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market that began during the recession have resulted in significant write-downs of asset values by financial institutions. The Corporation has recognized significantly higher loan loss provisions and write-downs and other expenses associated with foreclosed properties during 2008, 2009 and 2010 as the level of nonperforming assets increased throughout the period. The economic recovery has been less than robust and the continued high levels of unemployment coupled with the continued downward pressure in the housing market has and may continue to have an adverse impact on the Corporation’s results of operations.

Deterioration in the soundness of our counterparties could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. Our mortgage company would be negatively affected by the inability of the FHA, Fannie Mae or Freddie Mac to purchase loans or a material reduction in the volume of such purchases. Although we sell loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if the FHA, Fannie Mae or Freddie Mac cease to exist or materially limit their purchases of mortgage loans. There is no assurance that the failure of our counterparties would not materially adversely affect the Corporation’s results of operations.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. However, the interest rate cuts made by the Federal Reserve Board since September 2007 immediately reduced our yield on variable-rate loans without a corresponding immediate reduction in deposit costs, which resulted in a decline in our net interest margin during 2008 and early 2009. Net interest margin partially recovered during 2009 and 2010 as we were able to reprice fixed-rate deposits at lower rates as well as implement policies that established floors on variable rate loans. There is no guarantee we will continue to be able to reprice deposits as competition for deposits from both local and national financial services institutions is intense.

In addition, a significant portion of C&F Finance’s funding is indexed to short-term interest rates and reprices as short-term interest rates change. An upward movement in interest rates may result in an unfavorable pricing disparity between C&F Finance’s fixed rate loan portfolio and its adjustable-rate borrowings.

Weakness in the secondary residential mortgage loan markets will adversely affect income from our mortgage company.

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of residential loan products for sale into the secondary market to investors. Significant disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The correction in residential real estate market prices may not have reached bottom. We expect the ongoing effects of lower demand for home mortgage loans resulting from reduced demand in both the new and resale housing markets as well as fluctuations in mortgage rates to keep pressure on loan origination volume at C&F Mortgage. At the same time as market conditions were negatively impacting loan origination volume, efforts by the Federal Reserve Board to keep interest rates low and government initiatives, such as the homebuyer tax credits which expired in the second quarter of 2010, have caused some increase in loan originations and refinancing activity. There is no guarantee that the efforts by the Federal Reserve Board will have a positive impact on loan originations. These factors may cause our revenue from our mortgage company to be volatile from quarter to quarter.

In addition, credit markets have continued to experience difficult conditions and volatility. There have been significant increases in payment defaults by borrowers and mortgage loan foreclosures. These factors may result in potential repurchase or indemnification liability to C&F Mortgage on residential mortgage loans originated and sold into the secondary market in the event of claims by investors of borrower misrepresentation, fraud, early-payment default, or underwriting error, as investors attempt to minimize their losses. While we entered into an agreement with our largest purchaser of loans that resolved all known and unknown indemnification obligations related to loans sold to this investor through 2010, and while we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines, we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications, or that established reserves will be adequate, which could adversely affect the Corporation’s net income.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Deterioration in economic conditions, such as the recent recession, continuing high unemployment, and rate of further declines in real estate values, could hurt our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; and a deterioration in the value of collateral for loans made by our various business segments.

Our level of credit risk is increasing due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2010, 34 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2010, 35 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase interest expense.

As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed. As a result, beginning on July 21, 2011 financial institutions may offer interest on demand deposits. The Corporation does not yet know what interest rates other institutions may offer. If we offer interest on demand deposit accounts to attract new customers or retain existing customers, our interest expense will increase and our net interest margin will decline, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Corporation. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, are given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations. Accordingly, it remains too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Dodd-Frank Act creates a new financial consumer protection agency that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the FDIC, which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. This agency, named the Consumer Financial Protection Bureau, may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Corporation. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve and FDIC. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations

The Dodd-Frank Act also increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which could limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

Our deposit insurance premiums could increase in the future, which may adversely affect our future financial performance.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including the Bank. This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures. In addition, the FDIC required regulated institutions to prepay their fourth quarter 2009, and full year 2010, 2011 and 2012 assessments in December 2009. Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on our financial condition and results of operations.

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules that will be effective April 1, 2011. Once these changes are effective, a depository institution’s deposit insurance assessment will be calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. The Corporation expects that these changes will not increase the Corporation’s FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank’s asset size increases or the FDIC takes other actions to replenish the DIF, the Bank’s FDIC insurance premiums could increase.

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

The building owned by the Corporation and previously used for the Bank’s deposit operations at Seventh & Main Streets in West Point, Virginia, which is a 14,000 square foot building remodeled by the Corporation in 1991, has been leased to the Economic Development Authority of the Town of West Point, Virginia (Development Authority) for the purpose of housing and operating incubator businesses under the supervision of the Development Authority. The building owned by the Corporation and previously used for the Bank’s loan operations at Sixth and Main Streets in West Point, Virginia, which is a 5,000 square foot building acquired and remodeled by the Corporation in 1998, has been retained as back-up facilities for the Toano operations center. Management has not yet determined the long-term utilization of these properties.

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

The Corporation owns 15 other Bank branch locations and leases one Bank branch location and one regional commercial lending office in Virginia. Rental expense for these leased locations totaled $109,000 for the year ended December 31, 2010.

C&F Mortgage’s Newport News loan production office is located on the second floor of the Bank’s Newport News branch building. The Corporation has 21 leased loan production offices, 12 in Virginia, four in Maryland, two in North Carolina and one each in Delaware, Pennsylvania and New Jersey, for C&F Mortgage. Rental expense for these leased locations totaled $1.07 million for the year ended December 31, 2010.

Until December 30, 2010, the Corporation owned a building located at 4660 South Laburnum Avenue in Richmond, Virginia. The building was acquired in June 2005 and had approximately 8,800 square feet. The building has been sold to an unrelated third party and leased back under a short-term lease from the buyer. The building currently houses C&F Finance’s headquarters and provides space for its loan and administrative functions and staff. The Corporation has entered into a five-year lease agreement with an unrelated third party for approximately 15,000 square feet of office space in Richmond, Virginia. Upon completion of the improvements to the leased premises, which the Corporation expects to occur within the next three months, C&F Finance’s headquarters and its loan and administrative functions and staff will relocate from 4660 South Laburnum Avenue to this new leased location. The Hampton office of C&F Finance is located on the second floor of the Bank’s Hampton branch building. The Corporation has three leased offices, one each in Virginia, Maryland and Tennessee, for C&F Finance. Rental expense for these leased locations totaled $79,000 for the year ended December 31, 2010.

All of the Corporation’s properties are in good operating condition and are adequate for the Corporation’s present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

The Corporation and its subsidiaries may be involved in certain litigation matters arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, we believe, based on current knowledge, that the resolution of any such matters arising in the ordinary course of business will not have a material adverse effect on the Corporation.

ITEM 4.	[REMOVED AND RESERVED]

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years

Larry G. Dillon (58) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (42) Executive Vice President Chief Financial Officer and Secretary	Secretary of the Corporation and the Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and the Bank since December 2004; Senior Vice President and Chief Financial Officer of the Corporation and the Bank from December 1998 to November 2004

Bryan E. McKernon (54)	President and Chief Executive Officer of C&F Mortgage since 1995

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s Common Stock is traded on the over-the-counter market and is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 25, 2011, there were approximately 2,000 shareholders of record. As of that date, the closing price of our Common Stock on the NASDAQ Global Select Stock Market was $22.65. Following are the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were paid quarterly in 2010 and 2009.

	2010			2009
Quarter	High	Low	Dividends	High	Low	Dividends
First	$21.36	$19.00	$0.25	$19.00	$10.30	$0.31
Second	22.69	16.51	0.25	18.00	12.80	0.25
Third	19.70	17.05	0.25	21.45	14.55	0.25
Fourth	23.00	17.78	0.25	20.97	16.00	0.25

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

In connection with the Corporation’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, there are certain limitations on the Corporation’s ability to purchase its Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to such time, the Corporation generally may not purchase any of its Common Stock without the consent of the Treasury. In the fourth quarter of 2010, the Corporation did not purchase any of its Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except share and per share amounts)	2010	2009	2008	2007	2006
Selected Year-End Balances:
Total assets	$904,137	$888,430	$855,657	$785,596	$734,468
Total shareholders’ equity	92,777	88,876	64,857	65,224	68,006
Total loans (net)	606,744	613,004	633,017	585,881	517,843
Total deposits	625,134	606,630	550,725	527,571	532,835

Summary of Operations:
Interest income	$69,848	$64,971	$64,130	$64,825	$58,582
Interest expense	13,235	15,459	21,395	23,378	18,457

Net interest income	56,613	49,512	42,735	41,447	40,125
Provision for loan losses	14,959	18,563	13,766	7,130	4,625

Net interest income after provision for loan losses	41,654	30,949	28,969	34,317	35,500
Noninterest income	29,700	36,689	25,149	25,878	27,387
Noninterest expenses	60,295	60,167	49,320	48,371	45,328

Income before taxes	11,059	7,471	4,798	11,824	17,559
Income tax expense	2,949	1,945	617	3,344	5,430

Net income	8,110	5,526	4,181	8,480	12,129
Effective dividends on preferred stock	1,149	1,130	—	—	—

Net income available to common shareholders	$6,961	$4,396	$4,181	$8,480	$12,129

Per share:
Earnings per common share—basic	$2.26	$1.44	$1.38	$2.77	$3.85
Earnings per common share—assuming dilution	2.24	1.44	1.37	2.67	3.71
Dividends	1.00	1.06	1.24	1.24	1.16

Weighted average number of shares—assuming dilution	3,103,469	3,048,491	3,058,274	3,181,445	3,273,429

Significant Ratios:
Return on average assets	0.78%	0.50%	0.51%	1.13%	1.75%
Return on average common equity	9.74	6.60	6.39	13.03	18.97
Dividend payout ratio – common shares	44.25	73.48	89.79	44.45	30.15
Average common equity to average assets	8.01	7.61	7.98	8.69	9.21

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields, interest rate sensitivity, market risk, regulatory developments, capital requirements, growth strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•	the legislative/regulatory climate, including the Dodd-Frank Act and regulations promulgated thereunder and the effect of restrictions imposed on us as a participant in the Capital Purchase Program

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the value of securities held in the Corporation’s investment portfolios

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	the level of indemnification losses related to mortgage loans sold

•	demand for loan products

•	deposit flows

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	technology

•	reliance on third parties for key services

•	the commercial and residential real estate markets

•	demand in the secondary residential mortgage loan markets

•	the Corporation’s expansion and technology initiatives

•	accounting principles, policies and guidelines

These risks are exacerbated by the turbulence during 2008, 2009 and portions of 2010 in the global and United States financial markets. Continued weakness in the global and United States financial markets could further affect the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy in general. While there are some signs of improvement in the economic environment, there was a prolonged period of volatility and disruption in the markets, and unemployment has risen to, and remains at, high levels. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital for liquidity and business purposes.

Although the Corporation had, and continues to have, diverse sources of liquidity and its capital ratios exceeded, and continue to exceed, the minimum levels required for well-capitalized status, the Corporation issued and sold its Series A Preferred Stock and Warrant for a $20.0 million investment from Treasury under the Capital Purchase Program on January 9, 2009.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutions. As a result, defaults by, or even rumors or questions about defaults by, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. There is no assurance that any such losses would not materially adversely affect the Corporation’s results of operations.

Further, there can be no assurance that the actions taken by the federal government and regulatory agencies will stabilize the United States financial system or alleviate the industry or economic factors that may adversely affect the Corporation’s business and financial performance. It also is not clear what effects the Dodd-Frank Act, the regulations promulgated thereunder or other future regulatory reforms may have on financial markets, the financial services industry and depository institutions, and consequently on the Corporation’s business and financial performance.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. For more information see the section titled “Asset Quality” within Item 7.

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications under certain conditions when a purchaser of a loan (investor) sold by C&F Mortgage incurs a loss due to borrower misrepresentation, fraud, or early default, or underwriting error. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (TDRs) are also considered impaired loans. A TDR occurs when we agree to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. For more information see the section titled “Asset Quality” within Item 7.

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

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance Company in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2010 and determined there was no impairment to be recognized in 2010. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

Retirement Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The derivative financial instruments have been designated as and qualify as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

Financial Performance Measures

Net income for the Corporation was $8.1 million in 2010, compared with net income of $5.5 million in 2009. Net income available to common shareholders for 2010 was $7.0 million, or $2.24 per common share assuming dilution, compared with $4.4 million, or $1.44 per common share assuming dilution for 2009. The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred Stock dividends and accretion of the discount related to the Corporation’s participation in the Capital Purchase Program. The financial results for 2010 were affected by continued loan growth, lower net charge-offs and the effect of the low interest rate environment on variable rate borrowings in the Consumer Finance segment; higher net interest margin, higher provisions for loan and foreclosed properties losses, and higher general operating expenses associated with problem assets in the Retail Banking segment; and reduced loan production and higher provisions for indemnification losses in the Mortgage Banking segment. See “Principal Business Activities” below for additional discussion.

The Corporation’s ROE and ROA were 9.74 percent and 0.78 percent, respectively, for the year ended December 31, 2010, compared to 6.60 percent and 0.50 percent for the year ended December 31, 2009. The increase in these ratios during 2010 was a result of an increase in net income available to common shareholders primarily due to the performance of the Consumer Finance segment, which more than offset the results of the Retail Banking and Mortgage Banking segments that continue to be negatively affected by the challenging economic environment and issues facing the financial services industry in general. See “Principal Business Activities” below for additional information.

While management believes that the Corporation is well positioned to see earnings improvement in 2011, the following factors could influence the Corporation’s financial performance in 2011:

•

Retail Banking: Managing the risks inherent in our loan portfolio and expenses associated with nonperforming assets will once again influence the Bank’s performance during 2011. General economic trends in the Bank’s markets will continue to affect the quality of the loan portfolio and, therefore, our provision for loan losses, as well as the amount of our nonperforming assets. We expect to continue to see elevated expenses associated with properties that the Bank has taken possession of and from future foreclosures. We do not expect significant loan growth in the loan portfolio due to the current economic environment. Further actions that may be taken by the federal government to restrict or control pricing on products offered by banks, such as overdraft protection and interchange income, may affect the Bank’s noninterest income during 2011. Increases in noninterest expense are expected as a result of the increased cost associated with managing the ever increasing complexity of routine compliance, regulatory and asset quality issues.

•

Mortgage Banking: We expect the ongoing effects of lower demand for home mortgage loans resulting from reduced demand in both the new and resale housing markets to influence the origination volume at C&F Mortgage. While continued lower interest rates may spur activity in 2011, the continued decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, will temper demand for home mortgage loans. In addition, the absence of the home buyer tax credits, which expired early in 2010, may have a negative effect on demand. Any rise in interest rates would ultimately reduce refinancing activity and potentially new and resale home purchases, thus reducing loan originations. While the indemnification provision should decrease in 2011 as a result of the settlement agreement reached in 2010 with C&F Mortgage’s largest investor as discussed further below, there will continue to be potential repurchase or indemnification liability to C&F Mortgage on residential mortgage loans originated and sold into the secondary market in the event of borrower misrepresentation, fraud or early-payment default.

•

Consumer Finance: If short-term interest rates remain low, 2011 should be another good year for C&F Finance. However, changes in interest rates may affect net interest margin at C&F Finance in 2011. A significant portion of C&F Finance’s funding is indexed to short-term interest rates and reprices as short-term interest rates change. An upward movement in interest rates may result in an unfavorable pricing disparity between C&F Finance’s fixed rate loan portfolio and its adjustable-rate borrowings, thus causing margin compression and adversely affecting the Corporation’s net income. While delinquencies and charge-offs remain low entering 2011, the ongoing effects of the recent economic recession, including sustained unemployment levels, may result in more delinquencies and repossessions at C&F Finance. The general availability of consumer credit or other factors that affect consumer confidence or disposable income could increase loan defaults and may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of loss in the event of default.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: The Retail Banking segment, which consists of the Bank, reported a net loss of $1.5 million for the year ended December 31, 2010, compared to a net loss of $2.2 million for the year ended December 31, 2009. The results for 2010 included the effects of (1) improved net interest margins attributable to the establishment of interest rate floors on new loans and loans at renewal and lower rates paid on deposits as higher priced certificates of deposit repriced downward during the year, (2) a slightly higher provision for loan losses due to continued weakness in the economy and increases in nonaccrual loans, (3) a higher provision for losses on foreclosed properties and general operating expenses associated with problem assets as property values continued to be depressed and (4) higher personnel costs, including health care costs, due to slight increases in staffing levels to manage the complexity of routine compliance, regulatory and asset quality issues and the rising costs of employee benefits.

The Bank’s nonperforming assets were $18.1 million at December 31, 2010, compared to $17.2 million at December 31, 2009. Nonperforming assets at December 31, 2010 included $7.8 million in nonaccrual loans and $10.3 million in foreclosed properties. Troubled debt restructurings were $9.8 million at December 31, 2010 compared to $3.1 million at December 31, 2009. The increase in troubled debt restructurings is primarily a result of restructuring a note with one large commercial developer. Nonaccrual loans primarily consist of five relationships totaling $6.7 million secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.6 million have been established for these loans. Management believes it has provided adequate loan loss reserves for nonaccrual loans based on the current estimated fair values of the collateral. Foreclosed properties at December 31, 2010 consist of both residential and non-residential properties. These properties have been written down to their estimated fair values less selling costs. The Bank’s credit management team directed significant effort throughout 2009 and 2010 to real estate loan workouts and restructurings and, when necessary, foreclosures. We are continually evaluating the credit quality of the Bank’s loan portfolio and the carrying values of real estate acquired through foreclosure, and we have charged off loans, written down foreclosed properties and increased reserves as we considered necessary.

Mortgage Banking: The Mortgage Banking segment, which consists of C&F Mortgage, reported net income of $782,000 for the year ended December 31, 2010, compared to net income of $3.4 million for the year ended December 31, 2009. The reduced earnings in 2010 was primarily a result of a decline in gains on sales of loans to $18.6 million in 2010 from $25.0 million in 2009 and an increase in the provision for indemnification losses to $3.7 million in 2010 from $2.5 million in 2009. Loan origination volumes for 2010 declined to $748.3 million compared to $1.1 billion for 2009. The decrease in loan originations was a result of fluctuations in mortgage rates, a continued overall weakness in the housing market due to the challenging economic environment, the expiration of the home buyer tax credits during the first half of 2010 and loan officer turnover. Loans originated for new and resale home purchases in 2010 decreased to $493.9 million compared to $563.4 million in 2009. Loans originations for refinancings in 2010 were $254.4 million compared to $499.7 million for 2009.

Foreclosures and payment defaults have continued to remain elevated in the marketplace, resulting in increased demands for loan repurchases and indemnification requests. An indemnification obligation arises when a purchaser of a loan (an investor) sold by the Mortgage Banking segment incurs a loss due to demonstrated borrower misrepresentation, fraud, or early default, or underwriting errors. The increase in the provision for indemnification losses for 2010 was primarily due to an agreement reached during the second quarter of 2010 with C&F Mortgage’s largest investor that resolved all known and unknown indemnification obligations for loans sold to this investor prior to 2010. With this agreement in place, we expect a reduction in future indemnification obligations as the majority of our indemnification issues at the time involved the types of loans originated for and sold to this investor.

The decline in revenue from gains on sales of loans and the increase in the provision for indemnification losses were partially offset by (1) a decrease for 2010 in commission-based and profitability-based personnel costs and (2) a decrease in the provision for loan losses resulting from a decrease in loans held for investment, decreases in loan origination volume and lower net charge-offs, compared to 2009.

Consumer Finance: The Consumer Finance segment, which consists of C&F Finance, reported net income of $9.4 million for the year ended December 31, 2010, compared to net income of $4.8 million for the year ended December 31, 2009. The Consumer Finance segment continues to benefit from sustained loan growth, lower net charge-offs and the current low interest rate environment. Long-standing productive dealer relationships, along with new relationships established in current and new markets, and a higher volume of auto sales in the markets we serve have resulted in increased loan production. Our underwriting policies, collection efforts and higher values received when repossessed vehicles are sold have all contributed to an annualized net charge-off ratio that has declined over the past two years. The sustained loan production has resulted in an increase in average loans of 15.0 percent for the year ended December 31, 2010 as compared to 2009, while lower delinquencies and lower net charge-offs resulted in a $3.2 million decrease in the provision for loan losses. In addition, the sustained low interest rate environment has resulted in lower funding costs on the Consumer Finance segment’s variable-rate borrowings. These items were partially offset by an increase in personnel costs of $879,000 for the year ended December 31, 2010 which was a result of an increase in personnel to generate and manage the growth in loans outstanding, as well as an increase in variable compensation. The allowance for loan losses as a percentage of loans remained approximately the same, 7.90 percent at December 31, 2010 compared to 7.89 percent at December 31, 2009. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio. If the economy continues to struggle in C&F Finance’s markets and unemployment worsens, we would expect more delinquencies and repossessions. Depending on the severity of any further downturn in the economy, decreased consumer demand for automobiles and a decline in the value of automobiles securing outstanding loans could result, which would weaken collateral coverage and increase the amount of losses in the event of borrower default.

Other and Eliminations The net loss for the year ended December 31, 2010 for this combined segment was $580,000, compared to a net loss of $534,000 for the year ended December 31, 2009. Revenue and expenses of this combined segment include the results of operations of our investment, insurance and title subsidiaries, dividends received on the Corporation’s investment in equity securities, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management

Total shareholders’ equity increased $3.9 million to $92.8 million at December 31, 2010, compared to $88.9 million at December 31, 2009. Earnings during 2010 principally contributed to this growth.

We have continued to manage our capital through asset growth and dividends on common shares outstanding. The capital and liquidity positions of the Corporation remain strong. The Corporation continues to participate in the CPP, which was seen as an opportunity to inexpensively increase capital and to insure against unforeseen events given the turmoil in the financial markets. Even though the Corporation’s capital has continued to increase, and has and continues to exceed current regulatory capital standards for being well-capitalized, the Corporation has not yet repurchased these securities. We are currently analyzing the possibility of full or partial repayment in light of the Corporation’s overall financial condition, capitalization and liquidity. Our considerations include whether repayment will require raising new capital and the cost of that capital, our future capital needs and the potential sources of capital, and the likelihood of continued government shareholder and public scrutiny of compensation practices even after a potential Series A Preferred Stock redemption.

Another means by which we manage our capital is through dividends. The Corporation’s board of directors continued its policy of paying dividends in 2010. The dividend payout ratio for 2010 was 44.2 percent based on net income available to common shareholders. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings. However, in connection with the Corporation’s participation in the CPP there are limitations on the Corporation’s ability to pay quarterly cash dividends in excess of $0.31 per share or to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. For more information regarding restrictions imposed on the Corporation due to its participation in the CPP, see Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share.”

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets for each of the years ended December 31, 2010, 2009 and 2008. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield if income taxes were paid using the federal corporate income tax rate of 34 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2010			2009			2008
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$20,531	$383	1.87%	$15,839	$549	3.46%	$16,662	$867	5.20%
Tax-exempt	105,526	6,786	6.43	98,596	6,502	6.59	77,164	5,094	6.60

Total securities	126,057	7,169	5.69	114,435	7,051	6.16	93,826	5,961	6.35
Loans, net	684,667	65,003	9.49	694,760	60,179	8.66	664,715	59,918	9.01
Interest-bearing deposits in other banks and Fed funds sold	11,628	43	0.37	3,936	6	0.15	1,286	28	2.18

Total earning assets	822,352	72,215	8.78	813,131	67,236	8.27	759,827	65,907	8.67
Allowance for loan losses	(25,893)			(21,615)			(17,182)
Total non-earning assets	95,431			84,457			77,354

Total assets	$891,890			$875,973			$819,999

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$95,005	537	0.57%	$86,478	640	0.74%	$82,560	834	1.01%
Money market deposit accounts	64,085	563	0.88	66,562	1,027	1.54	68,406	1,699	2.48
Savings accounts	41,685	42	0.10	41,449	44	0.11	42,445	105	0.25
Certificates of deposit, $100 thousand or more	142,918	3,161	2.21	119,246	3,433	2.88	99,726	4,088	4.10
Other certificates of deposit	178,569	3,935	2.20	176,657	5,174	2.93	167,849	6,614	3.94

Total time and savings deposits	522,262	8,238	1.58	490,392	10,318	2.10	460,986	13,340	2.89

Borrowings	167,984	4,997	2.97	191,201	5,141	2.69	193,466	8,055	4.16

Total interest-bearing liabilities	690,246	13,235	1.92	681,593	15,459	2.27	654,452	21,395	3.27

Demand deposits	89,430			85,811			83,533
Other liabilities	20,776			22,378			16,612

Total liabilities	800,452			789,782			754,597
Shareholders’ equity	91,438			86,191			65,402

Total liabilities and shareholders’ equity	$891,890			$875,973			$819,999

Net interest income		$58,980			$51,777			$44,512

Interest rate spread			6.86%			6.00%			5.40%

Interest expense to average earning assets			1.61%			1.90%			2.82%

Net interest margin			7.17%			6.37%			5.86%

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

TABLE 2: Rate-Volume Recap

	2010 from 2009			2009 from 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume		Rate	Volume
Interest income:
Loans	$5,710	$(886)	$4,824	$(2,390)	$2,651	$261
Securities:
Taxable	(299)	133	(166)	(273)	(45)	(318)
Tax-exempt	(165)	449	284	(6)	1,414	1,408
Interest-bearing deposits in other banks and Fed funds sold	15	22	37	(28)	6	(22)

Total interest income	5,261	(282)	4,979	(2,697)	4,026	1,329

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(161)	58	(103)	(229)	35	(194)
Money market deposit accounts	(427)	(37)	(464)	(627)	(45)	(672)
Savings accounts	(2)	—	(2)	(59)	(2)	(61)
Certificates of deposit, $100 thousand or more	(881)	609	(272)	(1,360)	705	(655)
Other certificates of deposit	(1,295)	56	(1,239)	(1,772)	332	(1,440)

Total time and savings deposits	(2,766)	686	(2,080)	(4,047)	1,025	(3,022)
Borrowings	516	(660)	(144)	(2,821)	(93)	(2,914)

Total interest expense	(2,250)	26	(2,224)	(6,868)	932	(5,936)

Change in net interest income	$7,511	$(308)	$7,203	$4,171	$3,094	$7,265

2010 Compared to 2009

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2010 was $59.0 million, compared to $51.8 million for 2009. The higher net interest income resulted from a 80 basis point increase in net interest margin coupled with a 1.1 percent increase in average earning assets for 2010 compared to 2009. The increase in net interest margin was principally a result of an increase in the yield on loans and a decrease in the rates paid on time and savings deposits partially offset by an increase in the rates paid on borrowings. The increase in the yield on loans was primarily a result of the changing mix of loans resulting from a decrease in lower yielding average loans at the Retail Banking and Mortgage Banking segments and an increase in the higher yielding loans at the Consumer Finance segment. In addition, an increase in the yields on loans at the Retail Banking segment resulted from the repricing of loans and implementation of interest rate floors on loans at renewal. The decrease in rates paid on time and savings deposits was primarily a result of a reduction in interest paid on interest bearing deposits and money market deposit accounts, resulting from the sustained low interest rate environment and the repricing of higher rate certificates of deposit as they matured. The increase in rates paid on borrowings was a result of the change in the mix of borrowings with a decline in average lower cost short-term borrowings primarily a result of deposit growth, as well as the effect of a 25 basis point increase in our variable rate revolving line of credit beginning in July 2010.

Average loans, which includes both loans held for investment and loans held for sale, decreased $10.1 million to $684.7 million in 2010 from $694.8 million in 2009.

Average loans held for investment decreased $5.7 million during 2010 compared to 2009. The Retail Banking segment’s portfolio of average loans held for investment decreased $31.8 million in 2010, compared to 2009, primarily as current economic conditions reduced loan demand and caused an increase in loan charge-offs and foreclosures. Despite the reduction in average loans, the Retail Banking segment was able to increase its yield for 2010, compared to 2009, through increases in interest rates and the implementation of interest rate floors on new or renewing adjustable rate loans in the latter half of 2009 and throughout 2010. The Consumer Finance segment’s portfolio of average loans held for investment increased $26.8 million during 2010, compared to 2009, as a result of robust demand in existing and new markets. The Consumer Finance segment’s loans are typically higher yielding than other loans in our portfolio due to higher risks inherent in the portfolio.

Average loans held for sale at the Mortgage Banking segment decreased $4.4 million during 2010, compared to 2009, as loan origination volumes have declined since 2009. The decline in origination volumes are a result of fluctuations in mortgage rates, a continued overall weakness in the housing market due to the challenging economic conditions, the expiration of the home buyer tax credits during the first half of 2010 and loan officer turnover. The yield on the Mortgage Banking segment’s loans has decreased in 2010, compared to 2009, as residential mortgage loan interest rates on average have declined since 2009.

The overall yield on average loans increased 83 basis points to 9.49 percent for 2010, compared to 2009, principally as a result of the shift in the mix of the portfolio from lower yielding loans held in our Retail Banking and Mortgage Banking segments to higher yielding loans in our Consumer Finance segment.

Average securities available for sale increased $11.6 million during 2010, compared to 2009. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio in conjunction with the strategy to increase the investment portfolio as a percentage of total assets. This strategy is based on the investment portfolio’s role of managing interest rate sensitivity, providing liquidity and serving as an additional source of interest income. The funding of this strategy has come from the growth in deposits, coupled with reduced loan demand in the Retail Banking segment. The lower yields on securities available for sale in 2010, compared to 2009, resulted from purchases of securities in the current low interest rate environment as well as purchases of shorter-term securities.

Average interest-bearing deposits in other banks increased $7.7 million during 2010, compared to 2009. The increase resulted from reduced loan demand, coupled with deposit growth.

Average interest-bearing time and savings deposits increased $31.9 million during 2010, compared to 2009. The mix in interest-bearing time and savings deposits has been shifting from shorter-term, lower rate money market deposits to longer-term, higher rate certificates of deposits. The average cost of deposits declined 52 basis points during 2010, compared to 2009 as time deposits that matured and repriced throughout 2009 and into 2010 were at lower interest rates and an increase in shorter-term interest-bearing deposits which pay a lower interest rate.

Average borrowings decreased $23.2 million during 2010, compared to 2009. This decrease was attributable to reduced funding needs as the growth in average earning assets has primarily been met through the growth in average deposits. The average cost of borrowings increased 28 basis points during 2010, compared to 2009, as a result of a change in the composition of borrowings, whereby lower-cost short-term variable-rate borrowings were repaid from excess liquidity provided by lower loan demand and deposit growth. In addition, a 25 basis point increase in the Consumer Finance segments variable rate revolving line of credit, which began in July 2010, contributed to the increase.

Interest rates will be a significant factor influencing the performance of all of the Corporation’s business segments during 2011. The continued repricing of time deposits to lower interest rates should reduce funding costs and relieve net interest margin compression, unless competition for deposits hinders a decline in rates paid for deposits.

2009 Compared to 2008

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2009 was $51.8 million, compared to $44.5 million for 2008. The higher net interest income resulted from a year-over-year 7.0 percent increase in the average balance of interest-earning assets, coupled with a 51 basis point increase in the net interest margin for 2009 over 2008. The increase in the net interest margin occurred primarily at C&F Finance as its fixed-rate loan portfolio is partially funded by a variable-rate line of credit indexed to LIBOR, which was significantly lower throughout 2009. At the Bank, deposit repricing at lower interest rates and the implementation of interest rate floors on adjustable rate loans upon origination or renewal throughout 2009 mitigated, to a large degree, the effects of the lower interest rate environment and nonperforming loans on its net interest margin.

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

Average securities available for sale increased $20.6 million for 2009 over 2008. The increase in securities available for sale occurred predominantly in the Bank’s municipal bond portfolio, which resulted from a strategy to increase the Bank’s securities portfolio as a percentage of total assets. The lower investment portfolio yields in 2009 in relation to 2008 resulted from the current interest rate environment in which portfolio growth occurred at lower yields and higher-yielding securities were called or matured, coupled with a decline in dividends on FHLB stock in 2009.

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

Average interest-bearing time and savings deposits increased $29.4 million for 2009 over 2008. Growth in lower-rate retail transaction accounts resulted from our deposit strategies that emphasize retention of multi-service customer relationships including larger-balance business accounts. Growth in time deposits occurred in deposits of municipalities in our market areas and retail depositors who were maintaining flexibility in their investing options due to the unpredictability in the stock market. The average cost of deposits declined 79 basis points during 2009 in relation to 2008 as a result of repricing transaction accounts as interest rates declined throughout 2008 and the more gradual repricing of time deposits throughout 2008 and 2009 to interest rates that are lower than their maturing rates.

Average borrowings decreased $2.3 million during 2009 in relation to 2008 as the increase in deposits and reductions in loans held for investment reduced the need for additional funding sources. The average cost of borrowings decreased 147 basis points during 2009 in relation to 2008 because a portion of the Corporation’s borrowings was indexed to short-term interest rates, which remained low throughout 2009.

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$18,567	$—	$(3)	$18,564
Service charges on deposit accounts	3,511	—	—	—	3,511
Other service charges and fees	1,920	2,795	8	190	4,913
Gains on calls of available for sale securities	58	—	—	12	70
Other income	604	470	681	887	2,642

Total noninterest income	$6,093	$21,832	$689	$1,086	$29,700

	Year Ended December 31, 2009
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$24,976	$—	$—	$24,976
Service charges on deposit accounts	3,303	—	—	—	3,303
Other service charges and fees	1,650	3,359	9	—	5,018
Gains (losses) on calls of available for sale securities	44	—	—	(22)	22
Other income	807	852	594	1,117	3,370

Total noninterest income	$5,804	$29,187	$603	$1,095	$36,689

	Year Ended December 31, 2008
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$16,714	$—	$(21)	$16,693
Service charges on deposit accounts	3,907	—	—	—	3,907
Other service charges and fees	1,550	2,163	8	—	3,721
Gains on calls of available for sale securities	227	—	—	7	234
Other-than-temporary impairment of available for sale securities	—	—	—	(1,575)	(1,575)
Other income	349	5	580	1,235	2,169

Total noninterest income	$6,033	$18,882	$588	$(354)	$25,149

2010 Compared to 2009

Total noninterest income decreased $7.0 million, or 19.0 percent, to $29.7 million during 2010 compared to 2009. The decrease primarily resulted from (1) decreased gains on sales of loans and ancillary fees associated with lower loan originations in the Mortgage Banking segment and (2) a one-time fee received in 2009 and recorded in other income, in connection with a change in the debit card processor in the Retail Banking segment. These decreases were partially offset by increases in (1) services charges on deposit accounts as higher overdraft protection and returned check charges were incurred by customers and (2) other service charges primarily due to higher bank card interchange fees in the Retail Banking segment. In future periods, the Corporation’s ability to generate revenue through service charges and fees, including deposit account service charges and fees (including overdraft fees) and bank card interchange fees, may be limited by legislative or regulatory restrictions on fees related to consumer financial products and services.

2009 Compared to 2008

Total noninterest income increased 45.9 percent to $36.7 million in 2009 from $25.1 million in 2008. The increase primarily resulted from (1) increased gains on sales of loans and ancillary fees associated with higher loan originations in the Mortgage Banking segment in 2009, (2) higher bank card interchange fees and a fee received in connection with a change in the debit card processor in the Retail Banking segment and (3) the non-recurring $1.6 million other-than-temporary impairment in 2008 in the Corporation’s holdings of perpetual preferred stock of Fannie Mae and Freddie Mac that was recognized in 2008. The increase was offset in part by a $573,000 decline in overdraft fees at the Retail Banking segment as a result of economic conditions during 2009, which heightened customer sensitivity to incurring such fees.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$14,661	$13,448	$6,062	$718	$34,889
Occupancy expense	3,397	1,932	409	30	5,768
Other expenses:
OREO expenses	3,088	23	—	—	3,111
Provision for indemnification losses	—	3,745	—	—	3,745
Other expenses	6,627	3,192	2,484	479	12,782

Total other expenses	9,715	6,960	2,484	479	19,638

Total noninterest expense	$27,773	$22,340	$8,955	$1,227	$60,295

	Year Ended December 31, 2009
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$13,881	$15,381	$5,183	$673	$35,118
Occupancy expense	3,471	1,808	408	27	5,714
Other expenses:
OREO expenses	2,414	15	—	—	2,429
Provision for indemnification losses	—	2,490	—	—	2,490
Other expenses	6,587	5,061	2,305	463	14,416

Total other expenses	9,001	7,566	2,305	463	19,335

Total noninterest expense	$26,353	$24,755	$7,896	$1,163	$60,167

	Year Ended December 31, 2008
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$13,378	$8,889	$4,662	$795	$27,724
Occupancy expense	3,628	1,962	416	25	6,031
Other expenses:
OREO expenses	211	167	—	—	378
Provision for indemnification losses	—	1,091	—	—	1,091
Other expenses	6,088	5,278	2,299	431	14,096

Total other expenses	6,299	6,536	2,299	431	15,565

Total noninterest expense	$23,305	$17,387	$7,377	$1,251	$49,320

2010 Compared to 2009

Total noninterest expense increased $128,000, or 0.2 percent, to $60.3 million during 2010 compared to 2009. Salaries and employee benefits expense for the Mortgage Banking segment for 2010 compared to 2009 were significantly lower as a result of a decline in loan originations and profitability. In addition, 2010 included an increase in the provision for indemnification losses of $1.3 million to $3.7 million due primarily to an agreement entered into during the second quarter of 2010 with the Mortgage Banking segment’s largest purchaser of loans. The agreement resolves all known and unknown indemnification obligations for loans sold to this investor prior to 2010. With this agreement in place, we expect a reduction in future indemnification obligations as the majority of our indemnification issues were with the types of loans originated for and sold to this investor. Salaries and employee benefits expense in the Retail Banking segment increased for 2010 compared to 2009 as a result of higher staffing levels and health care costs. The increase in staffing levels is primarily as result of an increase in the number of personnel to manage the complexity of routine compliance, regulatory and asset quality issues. Other expenses in the Retail Banking segment include higher costs and provisions for losses associated with foreclosed properties for 2010, offset by the 2009 FDIC special assessment and higher bank card processing expenses in 2009. An increase in salaries and employee benefits expense for 2010 at the Consumer Finance segment was a result of staff additions to support loan growth.

2009 Compared to 2008

Total noninterest expense increased 22.0 percent to $60.2 million in 2009 as compared to $49.3 million in 2008. The Mortgage Banking segment reported higher variable personnel and operating expenses as a result of the increase in loan production in 2009, as well as a $1.4 million increase in the provision for indemnification losses. The Retail Banking segment reported higher operating expenses predominantly arising from a $973,000 increase in FDIC deposit insurance premiums, including the special assessment in 2009 to help replenish the DIF, and a $2.2 million increase in foreclosed property expenses and write-downs in 2009. Increases in personnel costs and operating expenses at the Consumer Finance segment during 2009 resulted from staff additions to support loan growth and operating expenses associated with loan production.

INCOME TAXES

Applicable income taxes on 2010 earnings amounted to $2.9 million, resulting in an effective tax rate of 26.7 percent, compared with $1.9 million, or 26.0 percent, in 2009 and $617,000, or 12.9 percent, in 2008. The increase in the effective rate in 2010 in relation to 2009 and the increase in the effective rate in 2009 compared to 2008 resulted from higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes, which was offset in part by the increase in the Bank’s municipal bond portfolio, which generates tax-exempt interest income.

ASSET QUALITY

Allowance and Provision for Loan Losses

Allowance for Loan Losses Methodology – Retail Banking and Mortgage Banking. We conduct an analysis of the loan portfolio on a regular basis. We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses. The review process generally begins with loan officers or management identifying problem loans to be reviewed on an individual basis for impairment. In addition to these loans, all substandard commercial, construction and residential loans in excess of $500,000 and all troubled debt restructurings are considered for individual impairment testing. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. If a loan is considered impaired, impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When a loan is determined to be impaired, we follow a consistent process to measure that impairment in our loan portfolio. We then establish a specific allowance for impaired loans based on the difference between the carrying value of the loan and its estimated fair value. For collateral dependent loans we obtain an updated appraisal if we do not have a current one on file. Appraisals are performed by independent third party appraisers with relevant industry experience. We may make adjustments to the appraised value based on recent sales of like properties or general market conditions when appropriate. We segregate the loans meeting the criteria for special mention, substandard, doubtful and loss, as well as impaired loans, from performing loans within the portfolio. We then group loans by loan type (e.g., commercial, consumer) and by risk rating (e.g., substandard, special mention). We assign each loan type an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category. We assign classified loans (e.g., special mention, substandard, doubtful, loss) a higher allowance factor than non-rated loans within a particular loan type based on our concerns regarding collectibility or our knowledge of particular elements surrounding the borrower. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history and our judgment based on the overall analysis of the lending environment including the general economic conditions. Our analysis of charge-off history also considers economic cycles and the trends during those cycles. Those cycles that more closely match the current environment are considered more relevant during our review. The allowance for loan losses is the aggregate of specific allowances, the calculated allowance required for classified loans by category and the general allowance for each portfolio type.

In conjunction with the methodology described above, we consider the following risk elements that are inherent in the loan portfolio:

•	Real estate residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Commercial, financial and agricultural loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

•	Equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

As discussed above we segregate loans meeting the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated, loans. We review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•

Special mention loans have a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

•	Substandard nonaccrual loans have the same characteristics as substandard loans; however they have a non-accrual classification.

•

Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Allowance for Loan Losses Methodology – Consumer Finance. The Consumer Finance segment’s loans consist of non-prime automobile loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers who may be unable to meet the credit standards imposed by most traditional automobile financing sources and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between delinquency and repossession. Therefore, the loan loss allowance review process generally focuses on the rates of delinquencies, defaults, repossessions and losses. Allowance factors also include an analysis of charge-off history and our judgment based on the overall analysis of the lending environment. Loans are segregated between performing and nonperforming loans. Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more. Nonperforming loans are those that do not accrue interest and are greater than 90 days past due.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance, beginning of period	$24,027	$19,806	$15,963	$14,216	$13,064
Provision for loan losses:
Retail Banking segment	6,500	6,400	2,300	280	(250)
Mortgage Banking segment	34	563	796	120	—
Consumer Finance segment	8,425	11,600	10,670	6,730	4,875

Total provision for loan losses	14,959	18,563	13,766	7,130	4,625
Loans charged off:
Real estate—residential mortgage	334	1,655	179	34	32
Real estate—construction	—	2,234	—	—	—
Commercial, financial and agricultural[1]	3,787	1,110	211	2	97
Equity lines	44	—	—	—	—
Consumer	189	190	362	187	229
Consumer finance	7,976	10,988	10,807	7,077	4,735

Total loans charged off	12,330	16,177	11,559	7,300	5,093
Recoveries of loans previously charged off:
Real estate—residential mortgage	6	3	—	1	1
Real estate—construction	—	11	—	—	—
Commercial, financial and agricultural[1]	21	27	14	125	69
Equity lines	32	—	—	—	—
Consumer	83	63	97	114	146
Consumer finance	2,042	1,731	1,525	1,677	1,404

Total recoveries	2,184	1,835	1,636	1,917	1,620

Net loans charged off	10,146	14,342	9,923	5,383	3,473

Allowance, end of period	$28,840	$24,027	$19,806	$15,963	$14,216

Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.97%	1.09%	.14%	—	.03%

Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	2.89%	5.18%	5.46%	3.65%	2.76%

[1]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$1,442	$1,295	$1,576	$684	$502
Real estate—construction	581	281	483	267	136
Commercial, financial and agricultural [1]	8,688	7,022	4,752	3,384	3,031
Equity lines	380	211	167	143	134
Consumer	307	267	220	265	326
Consumer finance	17,442	14,951	12,608	11,220	9,890
Unallocated	—	—	—	—	197

Balance, December 31	$28,840	$24,027	$19,806	$15,963	$14,216

Ratio of loans to total year-end loans:
Real estate—residential mortgage	23%	23%	22%	20%	22%
Real estate—construction	2	2	4	5	2
Commercial, financial and agricultural [1]	34	39	42	43	44
Equity lines	5	5	4	4	5
Consumer	1	1	1	1	2
Consumer finance	35	30	27	27	25

	100%	100%	100%	100%	100%

[1]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2010 were as follows:

TABLE 7: Credit Quality Indicators

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate—residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate—construction	7,368	—	4,727	—	12,095
Commercial, financial and agricultural [2]	171,569	25,674	14,708	7,275	219,226
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250

	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$220,602	$151	$220,753

[1]	At December 31, 2010, the Corporation does not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

During 2010, there was a $2.3 million increase in the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments since December 31, 2009, while the provision for loan losses at these combined segments decreased slightly by $429,000 to $6.5 million. These changes in the combined Retail Banking and Mortgage Banking segments were attributable to an increase in criticized loans and higher reserves associated with nonaccrual loans, which increased in 2010 as shown in Table 8: Nonperforming Assets. The allowance for loan losses to total loans increased to 2.75 percent at December 31, 2010, compared to 2.03 percent at December 31, 2009. Net charge-offs for these combined segments decreased $873,000 year-over-year, which included write downs at the Bank of several collateral-dependent commercial real estate relationships based on impairment analyses, which indicated that their respective carrying values exceeded the fair market value of the underlying real estate collateral. While charge-offs declined in 2010, the increase in the allowance for loan losses was due to increases in nonaccrual and criticized loans as discussed above. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $17.4 million at December 31, 2010 from $15.0 million at December 31, 2009, and its provision for loan losses decreased $3.2 million in 2010, compared to 2009. The increase in the allowance for loan losses was primarily due to the growth in the loan portfolio. The allowance for loan losses to total loans was essentially flat at 7.90 percent at December 31, 2010 compared to 7.89 percent in 2009. The decrease in the provision for loan losses was primarily attributable to lower delinquencies and net charge-offs. The decreases in delinquencies and net charge-offs are a result of prudent underwriting practices, enhanced collection efforts and a stronger used vehicle market which results in higher resale values for repossessed vehicles. The Consumer Finance segments loan portfolio can be immediately adversely affected by the ongoing effects of the recent economic recession and less than robust recovery. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across our loan portfolio.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. We may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets and improvements are capitalized.

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan, generally by paying a fee. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred, based on loans outstanding, was 1.03 percent in 2010, 1.60 percent in 2009 and 2.30 percent in 2008.

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

At the Consumer Finance segment, the automobile repossession process is generally initiated after a loan becomes more than 60 days delinquent. Repossessions are handled by independent repossession firms engaged by C&F Finance. After the prescribed waiting period, the repossessed automobile is sold in a third-party auction. We credit the proceeds from the sale of the automobile, and any other recoveries, against the balance of the loan. Proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the loan, and the resulting deficiency is charged off. The charge-off represents the difference between the actual net sale proceeds minus collections and repossession expenses and the principal balance of the delinquent loan. C&F Finance pursues collection of deficiencies when it deems such action to be appropriate.

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking

(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans—Retail Banking	$7,765	$4,812	$17,222	$495	$955
Nonaccrual loans—Mortgage Banking	—	204	1,460	732	—
OREO*—Retail Banking	10,295	12,360	1,370	—	—
OREO*—Mortgage Banking	379	440	596	—	—

Total nonperforming assets	$18,439	$17,816	$20,648	$1,227	$955

Accruing loans past due for 90 days or more	$1,030	$451	$3,517	$578	$1,629

Troubled debt restructurings	$9,769	$3,111	$—	$—	$—

Total loans	$414,831	$447,592	$480,438	$441,648	$399,195

Allowance for loan losses	$11,398	$9,076	$7,198	$4,743	$4,326

Nonperforming assets to total loans and OREO*	4.33%	3.87%	4.28%	0.28%	0.24%
Allowance for loan losses to total retail banking and mortgage banking loans	2.75	2.03	1.50	1.07	1.08
Allowance for loan losses to nonaccrual loans	146.79	180.94	38.53	386.55	452.98

*	OREO is recorded at its fair market value less cost to sell.

Consumer Finance

(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans	$151	$387	$798	$1,388	$880

Accruing loans past due for 90 days or more	$—	$—	$—	$—	$8

Total loans	$220,753	$189,439	$172,385	$160,196	$132,864

Allowance for loan losses	$17,442	$14,951	$12,608	$11,220	$9,890

Nonaccrual consumer finance loans to total consumer finance loans	0.07%	0.20%	0.46%	0.87%	0.66%
Allowance for loan losses to total consumer finance loans	7.90	7.89	7.31	7.00	7.44

Table 9 presents the changes in the OREO balance for 2010 and 2009:

TABLE 9: OREO Changes

(Dollars in thousands)	Year Ended December 31,
	2010	2009
Balance at the beginning of year, gross	$15,202	$2,040
Transfers from loans	5,265	16,874
Capitalized costs	218	—
Charge-offs	(585)	(124)
Sales proceeds	(5,492)	(3,495)
Gain (loss) on disposition	45	(93)

Balance at the end of year, gross	14,653	15,202
Less allowance for losses	(3,979)	(2,402)

Balance at the end of year, net	$10,674	$12,800

Nonperforming assets of the Retail Banking segment totaled $18.1 million at December 31, 2010 compared to $17.2 million at December 31, 2009. Nonperforming assets of the Retail Banking segment at December 31, 2010 included $7.8 million of nonaccrual loans and $10.3 million of foreclosed, or OREO, properties. The largest components of the Bank’s nonaccrual loans are five relationships totaling $6.7 million, which are secured by residential and non-residential real estate, and for which specific reserves totaling $1.6 million have been established. We believe we have provided adequate loan loss reserves based on current appraisals of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. Foreclosed properties at December 31, 2010 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. As with nonaccrual loans, in some cases appraisals were adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors.

Foreclosed properties of the Mortgage Banking segment totaled $379,000 at December 31, 2010, compared to $440,000 in 2009 and resulted primarily from loans that were repurchased from investors because of documentation issues. The decrease resulted from charge-offs and write-downs of the carrying value of the foreclosed properties to the estimated fair value less costs to sell.

Accruing loans past due for 90 days or more at the combined Retail Banking and Mortgage Banking segments increased $579,000 to $1.0 million at December 31, 2010.

Nonaccrual loans at the Consumer Finance segment have declined from $387,000 at December 31, 2009 to $151,000 at December 31, 2010. As noted above, the allowance for loan losses increased from $15.0 million at December 31, 2009 to $17.4 million at December 31, 2010, and the ratio of the allowance for loan losses to total consumer finance loans remained approximately the same at 7.90 percent. The increase in the allowance for loan losses was primarily due to the growth in the loan portfolio. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses because the Consumer Finance segment frequently initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

If nonaccrual loans had been current we would have recorded additional gross interest income of $624,000 for 2010, $668,000 for 2009 and $439,000 for 2008. Interest received on nonaccrual loans was $24,000 in 2010, $13,000 in 2009 and $23,000 in 2008.

As discussed above, we measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.

Impaired loans, which include TDRs of $9.8 million, and the related allowance at December 31, 2010, were as follows:

TABLE 10: Impaired Loans

(Dollars in thousands)	Recoded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition & development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14

Total	$16,417	$17,600	$2,633	$9,418	$215

The balance of impaired loans was $16.4 million, including $9.8 million of TDRs at December 31, 2010, for which there were specific valuation allowances of $2.6 million. At December 31, 2009, the balance of impaired loans was $8.1 million, including $3.1 million of TDRs, for which there were specific valuation allowances of $1.5 million. The average balance of impaired loans was $9.4 million for 2010, $12.4 million for 2009 and $5.8 million for 2008. The Corporation has no obligation to fund additional advances on its impaired loans. The increase in impaired loans was primarily due to the restructuring of a note in the fourth quarter of 2010 with one large commercial developer that was considered a TDR. At renewal, the rate on this loan was not increased even though the credit profile had changed because of the financial difficulties the developer and project were experiencing.

TDRs at December 31, 2010 and 2009 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,
(Dollars in thousands)	2010	2009
Accruing TDRs	$9,367	$2,827
Nonaccrual TDRs[1]	402	284

Total TDRs[2]	$9,769	$3,111

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 10: Impaired Loans.

At the time of a TDR, we consider the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if we conclude that the borrower is able to make such payments and there are no other factors or circumstances that would cause us to conclude otherwise, we will maintain the loan on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan remains on nonaccrual status following the modification. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Allowance and Provision for Indemnification Losses

We establish an allowance for indemnifications through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. Losses are charged against the allowance for indemnifications when a purchaser of a loan (investor) sold by C&F Mortgage incurs a loss due to borrower misrepresentation, fraud, or early default, or underwriting error. We determine the level of the allowance based on the volume of loans sold, current economic conditions and information provided by investors. The allowance represents an amount that we believe will be adequate to absorb any losses arising from indemnification requests. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Foreclosures and payment defaults have continued to remain elevated in the marketplace, resulting in increased demands for loan repurchases and indemnification requests. Recourse periods for early payment default vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The following table presents the changes in the allowance for indemnification losses for the periods presented:

TABLE 12: Allowance for Indemnification Losses

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Allowance, beginning of period	$2,538	$603	$112
Provision for indemnification losses	3,745	2,490	1,091
Payments	4,992	555	600

Allowance, end of period	$1,291	$2,538	$603

The increase in the provision for indemnification losses and payments for 2010 were primarily due to an agreement reached during the second quarter of 2010 with C&F Mortgage’s largest investor that resolved all known and unknown indemnification obligations for loans sold to this investor prior to 2010. With this agreement in place, we expect a reduction in future indemnification obligations as the majority of our indemnification issues at the time involved the types of loans originated for and sold to this investor.

FINANCIAL CONDITION

SUMMARY

A financial institution’s primary sources of revenue are generated by its earning assets and sales of financial assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities, provisions for loan losses and compensation to employees. Effective management of these sources and uses of funds is essential in attaining a financial institution’s maximum profitability while maintaining an acceptable level of risk.

At December 31, 2010, the Corporation had total assets of $904.1 million compared to $888.4 million at December 31, 2009. The increase was principally a result of increases in investment securities available for sale, loans held for sale at C&F Mortgage, loans held for investment at C&F Finance and other assets, including the growth in the Corporation’s deferred tax asset. These increases were offset in part by a decline in loans held for investment at the Bank and interest-bearing deposits in other banks.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Retail Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans sold to third-party investors. At December 31, 2010, the Corporation’s loans held for investment in all categories totaled $635.6 million and loans held for sale totaled $67.2 million.

Tables 13 and 14 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 13: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Real estate—residential mortgage	$146,073	$147,850	$141,341	$122,705	$115,557
Real estate—construction	12,095	14,053	28,286	26,719	13,650
Commercial, financial, and agricultural [1]	219,226	245,759	272,164	257,951	236,157
Equity lines	32,187	32,220	29,136	25,282	24,880
Consumer	5,250	7,710	9,511	8,991	8,951
Consumer finance	220,753	189,439	172,385	160,196	132,864

Total loans	635,584	637,031	652,823	601,844	532,059
Less allowance for loan losses	(28,840)	(24,027)	(19,806)	(15,963)	(14,216)

Total loans, net	$606,744	$613,004	$633,017	$585,881	$517,843

[1]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 14: Maturity/Repricing Schedule of Loans

	December 31, 2010
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$92,728	$9,035
1 to 5 years	3,292	—
After 5 years	4,522	—
Fixed Rate:
Within 1 year	$22,023	$3,060
1 to 5 years	68,967	—
After 5 years	27,694	—

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

Loans associated with residential mortgage lending are included in the real estate—residential mortgage category in Table 13: Summary of Loans Held for Investment.

Construction Lending

The Retail Banking segment has a construction lending program. The Bank makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Bank also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the Bank.

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

Loans associated with construction lending are included in the real estate—construction category in Table 13: Summary of Loans Held for Investment.

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

Loans associated with consumer lot lending are included in the real estate—construction category in Table 13: Summary of Loans Held for Investment.

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

Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are usually dependent on successful operation or management of the properties securing such loans, repayment of such loans is subject to changes in both general and local economic conditions and the borrower’s business and income. As a result, events beyond the control of the Bank, such as a downturn in the local economy, could adversely affect the performance of the Bank’s commercial real estate loan portfolio. The Bank seeks to minimize these risks by lending to established customers and generally restricting its commercial real estate loans to its primary market area. Emphasis is placed on the income producing characteristics and quality of the collateral.

Loans associated with commercial real estate lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

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

Loans associated with land acquisition and development lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

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

Loans associated with commercial business lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

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

Loans associated with home equity and second mortgage lending are included in the equity lines category in Table 13: Summary of Loans Held for Investment.

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

Loans associated with consumer lending are included in the consumer category in Table 13: Summary of Loans Held for Investment.

Consumer Finance

C&F Finance has an extensive automobile dealer network through which it purchases installment contracts throughout its markets. Credit approval is centralized in two locations, which along with the application processing system, ensures that credit decisions comply with C&F Finance’s underwriting policies and procedures.

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

Loans associated with automobile sales finance are included in the consumer finance category in Table 13: Summary of Loans Held for Investment.

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

Table 15 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 15: Securities Available for Sale

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$13,656	10%	$9,743	9%
Mortgage-backed securities	2,300	2	2,709	2
Obligations of states and political subdivisions	114,288	88	104,867	88

Total debt securities	130,244	100	117,319	99
Preferred stock	31	*	1,251	1

Total available for sale securities at fair value	$130,275	100%	$118,570	100%

*	Less than one percent

Growth in debt securities occurred in both the Bank’s portfolio of U.S. government agencies and corporations and obligations of states and political subdivisions as a result of the Bank’s strategy to increase the securities portfolio as a percentage of total assets. The growth was a result of excess funding provided by the increase in deposits and decreased loan demand in the Retail Banking segment.

During the fourth quarter of 2010, the municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category, came under significant pressure resulting in falling securities prices. The sell-off was largely due to a surge in supply as issuers took advantage of expiring government programs before the end of the year. In addition, the slow economic recovery from the recent recession and the resulting state and local budget deficits has created public concern about a widespread increase in default risk. The vast majority of the Corporation’s municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt servicing obligations. At December 31, 2010 approximately 96% of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service. Of those in a net unrealized loss position, approximately 96% were rated “A” or better at December 31, 2010. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized.

Table 16 presents additional information pertaining to the composition of the securities portfolio by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 16: Maturity of Securities

	Year Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$10,707	1.17%	$4,534	2.90%	$2,000	5.14%
Maturing after 1 year, but within 5 years	2,922	2.64	3,616	3.62	—	—
Maturing after 5 years, but within 10 years	—	—	—	—	1,249	5.73
Maturing after 10 years	—	—	1,622	5.56	7,859	5.67

Total U.S. government agencies and corporations	13,629	1.49	9,772	3.61	11,108	5.58

Mortgage backed securities:
Maturing within 1 year	9	6.42	686	4.32	162	4.24
Maturing after 1 year, but within 5 years	2,220	3.49	1,137	4.12	1,105	4.53
Maturing after 5 years, but within 10 years	—	—	805	4.43	—	—
Maturing after 10 years	—	—	—	—	997	5.95

Total mortgage backed securities	2,229	3.50	2,628	4.27	2,264	5.13

States and municipals:[1]
Maturing within 1 year	14,148	5.27	7,463	6.24	11,106	6.60
Maturing after 1 year, but within 5 years	27,706	5.69	22,338	5.95	21,618	6.09
Maturing after 5 years, but within 10 years	45,244	6.13	46,606	6.29	36,223	6.31
Maturing after 10 years	26,522	6.32	26,690	6.30	16,895	6.28

Total states and municipals	113,620	5.96	103,097	6.22	85,842	6.29

Total securities:[2]
Maturing within 1 year	24,864	3.50	12,683	4.94	13,268	6.35
Maturing after 1 year, but within 5 years	32,848	5.27	27,091	5.56	22,723	6.02
Maturing after 5 years, but within 10 years	45,244	6.13	47,411	6.26	37,472	6.30
Maturing after 10 years	26,522	6.32	28,312	6.26	25,751	6.09

Total securities	$129,478	5.45%	$115,497	5.95%	$99,214	6.18%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]

Total securities exclude preferred stock at amortized cost of $27,000 at December 31, 2010, $1.3 million at December 31, 2009 and $1.6 million at December 31, 2008 (estimated fair value of $31,000 at December 31, 2010, $1.3 million at December 31, 2009 and $1.6 million at December 31, 2008).

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $625.1 million at December 31, 2010, compared to $606.6 million at December 31, 2009, with the increase primarily due to a $19.8 million increase in savings and interest-bearing demand deposits. However, as shown in Table 17: Average Deposits and Rates Paid, on an average basis, certificates of deposits have increased as a result of consumers wanting to get more yield on longer-term, higher yielding certificates of deposit as rates on shorter-term deposits have remained low. The Corporation had no brokered certificates of deposit outstanding at December 31, 2010 or 2009.

Table 17 presents the average deposit balances and average rates paid for the years 2010, 2009 and 2008.

TABLE 17: Average Deposits and Rates Paid

	Year Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$89,430		$85,811		$83,533

Interest-bearing transaction accounts	95,005	0.57%	86,478	0.74%	82,560	1.01%
Money market deposit accounts	64,085	0.88	66,562	1.54	68,406	2.48
Savings accounts	41,685	0.10	41,449	0.11	42,445	0.25
Certificates of deposit, $100 thousand or more	142,918	2.21	119,246	2.88	99,726	4.10
Other certificates of deposit	178,569	2.20	176,657	2.93	167,849	3.94

Total interest-bearing deposits	522,262	1.58%	490,392	2.10%	460,986	2.89%

Total deposits	$611,692		$576,203		$544,519

Table 18 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2010.

TABLE 18: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2010
3 months or less	$14,271
3-6 months	19,812
6-12 months	38,377
Over 12 months	69,738

Total	$142,198

BORROWINGS

In addition to deposits, the Corporation utilizes short-term borrowings from the Federal Reserve Bank and the FHLB, to fund its day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB, advances under a non-recourse revolving bank line of credit and securities sold under agreements to repurchase with a third-party correspondent bank. All FHLB advances are secured by a blanket floating lien on all of the Bank’s qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance. The repurchase agreement is secured by a portion of the Bank’s securities portfolio.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $83.4 million at December 31, 2010 and $74.0 million at December 31, 2009.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $7.1 million at December 31, 2010 and $8.9 million at December 31, 2009.

At December 31, 2010, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $45.0 million and loans held for sale of $67.2 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $112.2 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of loss due to borrower misrepresentation, fraud or early default. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods for early payment default vary from 90 days up to one year. Recourse for borrower misrepresentation or fraud, or underwriting error does not have a stated time limit. We include recourse considerations in our calculation of the Corporation’s capital adequacy. Payments made under these recourse provisions were $5.0 million in 2010, $555,000 in 2009 and $600,000 in 2008. The large increase in 2010 was primarily due to an agreement reached with C&F Mortgage’s largest investor in the second quarter of 2010 that resolves all known and unknown indemnification obligations for loans sold to this investor prior to 2010. An allowance for indemnifications is established through charges to earnings. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from indemnification requests. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $45.7 million at December 31, 2010. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2010 are presented in Table 19.

TABLE 19: Funding Sources

	December 31, 2010
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$36,000	$3,770	$32,230
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	107,085	52,500	54,585
Borrowings from Federal Reserve Bank	67,183	—	67,183
Revolving line of credit[1]	120,000	75,402	44,598

Total	$335,268	$136,672	$198,596

[1]

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

We have no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in less than a year, totaled $72.5 million at December 31, 2010; certificates of deposit of $100,000 or more, maturing in more than one year, totaled $69.7 million. The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2010 are presented in Table 20.

Table 20: Contractual Obligations

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank lines of credit	$75,402	$—	$75,402	$—	$—
FHLB advances [1]	52,500	—	22,500	7,500	22,500
Federal Reserve Bank borrowings [2]	—	—	—	—	—
Federal funds purchased	3,770	3,770	—	—	—
Trust preferred capital notes	20,620	—	—	—	20,620
Securities sold under agreements to repurchase	11,848	6,848	—	—	5,000
Operating leases	3,600	1,453	1,464	610	73

Total	$167,740	$12,071	$99,366	$8,110	$48,193

[1]

FHLB advances include convertible advances of $10.0 million maturing in 2012, $12.5 million maturing in 2014, $17.5 million maturing in 2017 and $5.0 million maturing in 2018. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances prior to their respective conversion dates, if the FHLB does not convert the advance on the conversion date, or, after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 8: Borrowings.”

[2]	At December 31, 2010 there were no outstanding borrowings from the Federal Reserve Bank.

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

The Corporation’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier 1 capital to risk-weighted assets ratio was 15.3 percent at December 31, 2010, compared with 14.6 percent at December 31, 2009. The total capital to risk-weighted assets ratio was 16.5 percent at December 31, 2010, compared with 15.9 percent at December 31, 2009. The Tier 1 leverage ratio was 11.6 percent at December 31, 2010, compared with 11.5 percent at December 31, 2009. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued in December 2007 and July 2005, as well as the $20.0 million of Series A Preferred Stock sold to the Treasury under its Capital Purchase Program in January 2009, in Tier 1 capital for regulatory capital adequacy determination purposes.

Shareholders’ equity was $92.8 million at year-end 2010 compared with $88.9 million at year-end 2009. During 2010, the Corporation declared common stock dividends of $1.00 per share, compared to $1.06 per share declared in 2009 and $1.24 per share in 2008. The dividend payout ratio, based on net income available to common shareholders, was 44.2 percent in 2010, 73.5 percent in 2009 and 89.8 percent in 2008.

In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. As discussed in Item 1. “Business” under the heading “Regulation and Supervision”, Basel III will be initially phased in on January 1, 2013 and fully phased in on January 1, 2019. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012.

In addition to Basel III, Dodd-Frank requires or permits the U.S. banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

EFFECTS OF INFLATION AND CHANGING PRICES

The Corporation’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation had two outstanding interest rate swaps used as hedging transactions at December 31, 2010. The interest rate swaps were entered into to fix the rate of interest paid on $10.0 million of the Corporation’s variable rate trust preferred capital notes. The interest rate swaps mature in 2015.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2010, indicate that the Corporation would expect net interest income to decrease over the next twelve months 4.11 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 0.84 percent if rates shifted upward in the same manner.

1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net Interest Income for the Year Ended December 31, 2011
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(2,409)	(4.11)%
+200 BP shock	$492	0.84%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2010 indicate that the EVE would decrease 2.92 percent assuming an immediate downward shift in market interest rates of 200 BP and would decrease 1.82 percent if rates shifted upward in the same manner.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(3,626)	(2.92)%
+200 BP shock	$(2,264)	(1.82)%

In the net interest income simulation above, net interest income increases over the next twelve months in the event of an immediate upward shift in interest rates, but declines in the event of an immediate downward shift in interest rates. In a rising rate environment, the Corporation’s assets would reprice quicker than what the Corporation pays on its borrowings and deposits primarily due to the shorter maturity or repricing dates of its loan portfolios, cash on hand and short-term investments. However, in a falling rate environment the simulation assumes that adjustable-rate assets will continue to reprice downward, subject to floors on certain loans, and fixed-rate assets with prepayment or callable options will reprice at lower rates while certain deposits cannot reprice any lower.

The EVE analysis above indicates a decrease in the EVE in an immediate upward shift in interest rates, and a decrease in the EVE in an immediate downward shift in interest rates. In a rising rate environment, the Corporation’s assets would take longer to reprice over time than what the Corporation pays on its borrowings and deposits due to the longer maturity or repricing dates of its investment and loan portfolios as compared to time deposits and borrowings. In a falling rate environment, the Corporation’s borrowings and deposits would be limited in their repricing given the current exceptionally low interest rate environment, while fixed-rate assets that mature or those with prepayment or callable options will reprice lower.

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

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except for share and per share amounts)	2010	2009
Assets
Cash and due from banks	$7,150	$8,434
Interest-bearing deposits in other banks	2,530	29,627

Total cash and cash equivalents	9,680	38,061
Securities—available for sale at fair value, amortized cost of $129,505 and $116,774, respectively	130,275	118,570
Loans held for sale, net	67,153	28,756
Loans, net of allowance for loan losses of $28,840 and $24,027, respectively	606,744	613,004
Federal Home Loan Bank stock, at cost	3,887	3,887
Corporate premises and equipment, net	28,743	29,490
Other real estate owned, net of valuation allowance of $3,979 and $2,402, respectively	10,674	12,800
Accrued interest receivable	5,073	5,408
Goodwill	10,724	10,724
Other assets	31,184	27,730

Total assets	$904,137	$888,430

Liabilities
Deposits
Noninterest-bearing demand deposits	$87,263	$83,708
Savings and interest-bearing demand deposits	228,185	208,388
Time deposits	309,686	314,534

Total deposits	625,134	606,630
Short-term borrowings	10,618	11,082
Long-term borrowings	132,902	139,130
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,160	1,569
Other liabilities	20,926	20,523

Total liabilities	811,360	799,554

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 shares issued and outstanding, respectively)	20	20
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,118,066 and 3,067,666 shares issued and outstanding, respectively)	3,032	3,009
Additional paid-in capital	22,112	21,210
Retained earnings	67,542	63,669
Accumulated other comprehensive income, net	71	968

Total shareholders’ equity	92,777	88,876

Total liabilities and shareholders’ equity	$904,137	$888,430

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2008
Interest income
Interest and fees on loans	$64,941	$60,116	$59,853
Interest on money market investments	43	6	28
Interest and dividends on securities
U.S. government agencies and corporations	281	418	542
Tax-exempt obligations of states and political subdivisions	4,459	4,208	3,192
Corporate bonds and other	124	223	515

Total interest income	69,848	64,971	64,130

Interest expense
Savings and interest-bearing deposits	1,142	1,711	2,638
Certificates of deposit, $100 thousand or more	3,161	3,433	4,088
Other time deposits	3,935	5,174	6,614
Borrowings	3,998	4,071	6,749
Trust preferred capital notes	999	1,070	1,306

Total interest expense	13,235	15,459	21,395

Net interest income	56,613	49,512	42,735
Provision for loan losses	14,959	18,563	13,766

Net interest income after provision for loan losses	41,654	30,949	28,969

Noninterest income
Gains on sales of loans	18,564	24,976	16,693
Service charges on deposit accounts	3,511	3,303	3,907
Other service charges and fees	4,913	5,018	3,721
Net gains on calls and sales of available for sale securities	70	22	234
Other-than-temporary impairment of available for sale securities	—	—	(1,575)
Other income	2,642	3,370	2,169

Total noninterest income	29,700	36,689	25,149

Noninterest expenses
Salaries and employee benefits	34,889	35,118	27,724
Occupancy expenses	5,768	5,714	6,031
Other expenses	19,638	19,335	15,565

Total noninterest expenses	60,295	60,167	49,320

Income before income taxes	11,059	7,471	4,798
Income tax expense	2,949	1,945	617

Net income	8,110	5,526	4,181
Effective dividends on preferred stock	1,149	1,130	—

Net income available to common shareholders	$6,961	$4,396	$4,181

Earnings per common share—basic	$2.26	$1.44	$1.38

Earnings per common share—assuming dilution	$2.24	$1.44	$1.37

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2007	$—	$2,979	$—	$62,048	$197	$65,224
Comprehensive income:
Net income	—	—	—	4,181	—	4,181
Other comprehensive loss, net:
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	(591)
Unrealized holding losses on securities, net of reclassification adjustment	—	—	—	—	(653)

Other comprehensive loss, net	—	—	—	—	(1,244)	(1,244)

Comprehensive income	—	—	—	—	—	2,937
Purchase of common stock	—	(1)	(39)	—	—	(40)
Stock options exercised	—	14	298	—	—	312
Share-based compensation	—	—	292	—	—	292
Reduction due to change in pension measurement date	—	—	—	(114)	—	(114)
Cash dividends paid ($1.24 per share)	—	—	—	(3,754)	—	(3,754)

Balance December 31, 2008	—	2,992	551	62,361	(1,047)	64,857
Comprehensive income:
Net income	—	—	—	5,526	—	5,526
Other comprehensive income, net:
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	734
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	1,281

Other comprehensive income, net	—	—	—	—	2,015	2,015

Comprehensive income	—	—	—	—	—	7,541
Stock options exercised	—	17	309	—	—	326
Share-based compensation	—	—	318	—	—	318
Issuance of preferred stock and warrant	20	—	19,894	—	—	19,914
Accretion of preferred stock discount	—	—	138	(138)	—	—
Cash dividends paid – common stock ($1.06 per share)	—	—	—	(3,230)	—	(3,230)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(850)	—	(850)

Balance December 31, 2009	20	3,009	21,210	63,669	968	88,876
Comprehensive income:
Net income	—	—	—	8,110	—	8,110
Other comprehensive loss, net:
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	(139)
Unrealized loss on cash flow hedging instruments, net	—	—	—	—	(90)
Unrealized holding losses on securities, net of reclassification adjustment	—	—	—	—	(668)

Other comprehensive loss, net	—	—	—	—	(897)	(897)

Comprehensive income	—	—	—	—	—	7,213
Stock options exercised	—	23	386	—	—	409
Share-based compensation	—	—	367	—	—	367
Accretion of preferred stock discount	—	—	149	(149)	—	—
Cash dividends paid – common stock ($1.00 per share)	—	—	—	(3,088)	—	(3,088)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(1,000)	—	(1,000)

Balance December 31, 2010	$20	$3,032	$22,112	$67,542	$71	$92,777

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Operating activities:
Net income	$8,110	$5,526	$4,181
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,887	2,067	2,381
Deferred income taxes	(2,553)	(3,477)	(2,672)
Provision for loan losses	14,959	18,563	13,766
Provision for indemnifications	3,745	2,490	1,091
Provision for other real estate owned losses	2,180	2,614	296
Share-based compensation	367	318	292
Accretion of discounts and amortization of premiums on securities, net	615	172	55
Net realized gain on securities	(70)	(22)	(234)
Net realized (gain) loss on sale of other real estate owned	(45)	93	8
Other-than-temporary impairment of securities	—	—	1,575
Origination of loans held for sale	(748,263)	(1,063,108)	(749,177)
Sale of loans	709,866	1,071,394	746,218
Change in other assets and liabilities:
Accrued interest receivable	335	(312)	(27)
Other assets	(938)	(4,579)	1,637
Accrued interest payable	(409)	(352)	(194)
Other liabilities	(3,194)	454	1,821

Net cash (used in) provided by operating activities	(13,408)	31,841	21,017

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	28,693	23,139	18,516
Purchase of securities available for sale	(41,969)	(39,286)	(40,265)
Net redemptions (purchases) of FHLB stock	—	1,397	(897)
Net increase in customer loans	(13,964)	(15,424)	(64,163)
Other real estate owned improvements	(218)	—	—
Proceeds from sales of other real estate owned	5,492	3,495	990
Purchases of corporate premises and equipment, net	(1,140)	(426)	(658)

Net cash used in investing activities	(23,106)	(27,105)	(86,477)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	23,352	10,269	17,205
Net (decrease) increase in time deposits	(4,848)	45,636	5,949
Net (decrease) increase in borrowings	(6,692)	(48,628)	43,413
Issuance of preferred stock	—	19,914	—
Purchases of common stock	—	—	(40)
Proceeds from exercise of stock options	409	326	312
Cash dividends	(4,088)	(4,080)	(3,754)

Net cash provided by financing activities	8,133	23,437	63,085

Net (decrease) increase in cash and cash equivalents	(28,381)	28,173	(2,375)
Cash and cash equivalents at beginning of year	38,061	9,888	12,263

Cash and cash equivalents at end of year	$9,680	$38,061	$9,888

Supplemental disclosure
Interest paid	$13,644	$15,811	$21,589
Income taxes paid	4,070	4,231	3,116
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(1,026)	$1,970	$(1,005)
Loans transferred to other real estate owned	(5,265)	(16,874)	(3,261)
Pension adjustment	215	1,129	(909)

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

Significant Group Concentrations of Credit Risk: Substantially all of the Corporation’s lending activities are with customers located in Virginia, Maryland, Tennessee and North Carolina. At December 31, 2010, 34.5 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 34.7 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Note 3 discusses the Corporation’s lending activities. The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. While the Corporation does have a significant portion of its securities classified as obligations of states and political subdivisions, there are no concentrations in any one state of greater than 10.0 percent and no individual issuer greater than 1.5 percent. The Corporation does not have any other significant securities concentrations in any one industry or geographic region, or to any one issuer. Note 2 discusses the Corporation’s securities portfolio and investment activities.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and interest-bearing deposits in banks, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $220,000 and $147,000, respectively.

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

Loans Held for Sale: Loans held for sale are carried at the lower of cost or estimated fair value, determined in the aggregate, net of deferred fees or costs. Fair value considers commitment agreements with investors and prevailing market prices. Substantially all loans originated by C&F Mortgage are held for sale to outside investors.

Loans: The Corporation makes mortgage, commercial and consumer loans to customers. Our recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for loan losses. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method. The Corporation is amortizing these amounts over the contractual life of the related loans.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across our loan portfolio.

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Impairment is measured on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer, residential and certain small commercial loans that are less than $500,000 for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. Consistent with the Corporation’s method for nonaccrual loans, payments on impaired loans are first applied to principal outstanding.

TDRs occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Corporation evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of December 31, 2010 and 2009, the Corporation had $9.77 million and $3.11 million of loans classified as TDRs.

Allowance for Loan Losses: The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when:

•	Management believes that the collectibility of the principal is unlikely regardless of delinquency status.

•	The loan is a consumer loan and is 120 days past due.

•	The loan is a non-consumer loan and is 180 days past due, unless the loan is well secured and recovery is probable.

•	The borrower is in bankruptcy, unless the debt has been reaffirmed, is well secured and recovery is probable.

Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The evaluation also considers the following risk characteristics of each loan portfolio:

•	Real estate residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Commercial, financial and agricultural loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

•

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

•	Equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Consumer finance loans carry risks associated with the continued credit-worthiness of borrowers who may be unable to meet the credit standards imposed by most traditional automobile financing sources and the value of rapidly-depreciating collateral.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when appropriate. The general component covers non-classified, or performing, loans and those loans classified as doubtful, substandard or special mention that are not impaired. The general component is based on historical loss experience adjusted for qualitative factors, such as current economic conditions, including current home sales and foreclosures, unemployment rates and retail sales. Non-impaired classified loans are assigned a higher allowance factor which increases with the severity of classification than non-classified loans. The characteristics of the loan ratings are as follows:

•

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•

Special mention loans have a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

•	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a non-accrual classification.

•

Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

The consumer finance loans are segregated between performing and nonperforming loans. Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more. Nonperforming loans are those that do not accrue interest and are greater than 90 days past due.

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser of a loan (investor) sold by C&F Mortgage incurs an indemnified loss due to demonstrated borrower misrepresentation, fraud, or early default, or underwriting error.

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

Federal Home Loan Bank Stock: Federal Home Loan Bank (FHLB) stock is carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. Management reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis.

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets and improvements are capitalized.

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

Goodwill: Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Corporation’s goodwill was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002. The annual test for impairment was completed during the fourth quarter of 2010 and it was determined there was no impairment to be recognized in 2010.

Transfer of Financial Assets: Transfers of loans are accounted for as sales when control over the loans has been surrendered. Control over transferred loans is deemed to be surrendered when (1) the loans have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans and (3) the Corporation does not maintain effective control over the transferred loans through an agreement to repurchase them before their maturity.

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that will be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in the balance sheet and recognizes changes in the plan’s funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For the Corporation’s pension plan, the benefit obligation is the projected benefit obligation as of December 31. In addition, enhanced disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation are presented in the notes to financial statements. Valuations for 2010 and 2009 determined that the Corporation’s pension plan was underfunded. As a result, the Corporation recognized pension liabilities of $654,000 at December 31, 2010 and $431,000 at December 31, 2009, and recognized a net loss of $139,000 in 2010, a net gain of $734,000 in 2009 and a net loss of $591,000 in 2008 as components of other comprehensive income (loss). In addition, the Corporation recognized a net adjustment to retained earnings of $114,000 in 2008 due to the change in the measurement date of the funded status of the plan. The Corporation’s pension plan is described more fully in Note 11.

Share-Based Compensation: Compensation expense for grants of restricted shares is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense for the years ended December 31, 2010, 2009 and 2008 included $409,000 ($254,000 after tax), $318,000 ($197,000 after tax) and $292,000 ($181,000 after tax), respectively, for options and restricted stock granted during 2006 through 2010. As of December 31, 2010, there was $1.10 million of unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. The Corporation estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will impact the amount of estimated unamortized compensation expense to be recognized in future periods. The Corporation’s share-based compensation plans are described more fully in Note 13.

Earnings Per Common Share: In June 2008, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share (EPS). The Corporation adopted the two-class method of computing basic and diluted EPS effective January 1, 2009, and has applied it to its EPS calculations for the years ended December 31, 2010, 2009 and 2008 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. EPS calculations are presented in Note 9.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, changes in defined benefit plan assets and liabilities, and unrealized gains and losses on cash flow hedging instruments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Corporation’s Consolidated Statements of Shareholders’ Equity. See also Note 9 for further information.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The derivative financial instruments have been designated as and qualify as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See also Note 18 for further information.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material effect on the Corporation’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The new disclosure guidance significantly expands the existing disclosure requirements and is intended to lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The adoption of ASU 2010-20 did not have a material effect on the Corporation’s consolidated financial statements. The required disclosures have been included in the Corporation’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this ASU temporarily delay the effective date of the disclosures about TDRs in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a TDR. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the Corporation’s consolidated financial statements.

NOTE 2: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$13,629	$57	$(30)	$13,656
Mortgage-backed securities	2,229	78	(7)	2,300
Obligations of states and political subdivisions	113,620	1,694	(1,026)	114,288
Preferred stock	27	7	(3)	31

	$129,505	$1,836	$(1,066)	$130,275

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$9,772	$33	$(62)	$9,743
Mortgage-backed securities	2,628	81	—	2,709
Obligations of states and political subdivisions	103,097	2,144	(374)	104,867
Preferred stock	1,277	59	(85)	1,251

	$116,774	$2,317	$(521)	$118,570

The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2010 and 2009, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,864	$24,929	$12,683	$12,762
Due after one year through five years	32,848	33,050	27,091	27,356
Due after five years through ten years	45,244	45,450	47,411	48,236
Due after ten years	26,522	26,815	28,312	28,965
Preferred stock	27	31	1,277	1,251

	$129,505	$130,275	$116,774	$118,570

Proceeds from the maturities, calls and sales of securities available for sale in 2010 were $28.69 million, resulting in gross realized gains of $88,000 and gross realized losses of $18,000, in 2009 were $23.14 million, resulting in gross realized gains of $48,000 and gross realized losses of $26,000, and in 2008 were $18.52 million, resulting in gross realized gains of $253,000 and gross realized losses of $19,000.

The Corporation pledges securities to primarily secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements. Securities with an aggregate amortized cost of $93.56 million and an aggregate fair value of $94.28 million were pledged at December 31, 2010. Securities with an aggregate amortized cost of $87.44 million and an aggregate fair value of $88.90 million were pledged at December 31, 2009.

Securities in an unrealized loss position at December 31, 2010, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$4,345	$30	$—	$—	$4,345	$30
Mortgage-backed securities	590	7	—	—	590	7
Obligations of states and political subdivisions	38,585	925	1,178	101	39,763	1,026

Subtotal-debt securities	43,520	962	1,178	101	44,698	1,063
Preferred stock	8	3	—	—	8	3

Total temporarily impaired securities	$43,528	$965	$1,178	$101	$44,706	$1,066

There are 133 debt securities totaling $44.71 million considered temporarily impaired at December 31, 2010. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. During the fourth quarter of 2010, the municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category, came under significant pressure resulting in falling securities prices. The sell-off was largely due to a surge in supply as issuers took advantage of expiring government programs before the end of the year. In addition, the slow economic recovery from the recent recession and the resulting state and local budget deficits has created public concern about a widespread increase in default risk. The vast majority of the Corporation’s municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt servicing obligations. At December 31, 2010 approximately 96% of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service. Of those in a net unrealized loss position, approximately 96% were rated “A” or better at December 31, 2010. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized. There is one equity security totaling $8,000 considered temporarily impaired at December 31, 2010. The Corporation has the intent and ability to hold this equity security until a recovery of the unrealized loss and therefore does not consider this investment to be other-than-temporarily impaired at December 31, 2010.

The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.89 million at December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

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

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2010	2009
Real estate – residential mortgage	$146,073	$147,850
Real estate – construction	12,095	14,053
Commercial, financial and agricultural [1]	219,226	245,759
Equity lines	32,187	32,220
Consumer	5,250	7,710
Consumer finance	220,753	189,439

	635,584	637,031
Less allowance for loan losses	(28,840)	(24,027)

Loans, net	$606,744	$613,004

[1]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $378,000 and $266,000 of demand deposit overdrafts at December 31, 2010 and 2009, respectively.

Loans on nonaccrual status were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Real estate – residential mortgage	$189	$1,360
Real estate – construction:
Construction lending[1]	—	—
Consumer lot lending[1]	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,760	333
Land acquisition & development lending	—	720
Builder line lending	67	2,191
Commercial business lending	1,448	377
Equity lines	266	32
Consumer	35	3
Consumer finance	151	387

Total loans on nonaccrual status	$7,916	$5,403

1 – At December 31, 2010 and 2009 there were no real estate construction lending loans or real estate consumer lot lending loans on nonaccrual status.

If interest income had been recognized on nonaccrual loans at their stated rates during years 2010, 2009 and 2008, interest income would have increased by approximately $624,000, $668,000 and $439,000, respectively.

The past due status of loans as of December 31, 2010 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,605	$826	$751	$3,182	$142,891	$146,073	$676
Real estate – construction:
Construction lending	—	—	—	—	10,744	10,744	—
Consumer lot lending	—	—	—	—	1,351	1,351	—
Commercial, financial and agricultural:
Commercial real estate lending	59	—	2,840	2,899	108,418	111,317	186
Land acquisition & development lending	—	—	—	—	34,314	34,314	—
Builder line lending	—	1,450	195	1,645	23,171	24,816	128
Commercial business lending	9	—	1,383	1,392	47,387	48,779	—
Equity lines	223	115	35	373	31,814	32,187	35
Consumer	1	11	38	50	5,200	5,250	5
Consumer finance	4,913	829	151	5,893	214,860	220,753	—

Total	$6,810	$3,231	$5,393	$15,434	$620,150	$635,584	$1,030

Accruing loans past due 90 days or more were $451,000 at December 31, 2009.

Impaired loans, which include TDRs of $9.77 million, and the related allowance at December 31, 2010 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition & development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14

Total	$16,417	$17,600	$2,633	$9,418	$215

The balance of impaired loans was $8.12 million, including $3.11 million of TDRs, at December 31, 2009, for which there were specific valuation allowances of $1.51 million. The average balance of impaired loans for 2009 and 2008 were $12.43 million and $5.82 million, respectively. The Corporation has no obligation to fund additional advances on its impaired loans.

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Balance at the beginning of year	$24,027	$19,806	$15,963
Provision charged to operations	14,959	18,563	13,766
Loans charged off	(12,330)	(16,177)	(11,559)
Recoveries of loans previously charged off	2,184	1,835	1,636

Balance at the end of year	$28,840	$24,027	$19,806

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial & Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$1,295	$281	$7,022	$211	$267	$14,951	$24,027
Provision charged to operations	475	300	5,432	181	146	8,425	14,959
Loans charged off	(334)	—	(3,787)	(44)	(189)	(7,976)	(12,330)
Recoveries of loans previously charged off	6	—	21	32	83	2,042	2,184

Ending balance	$1,442	$581	$8,688	$380	$307	$17,442	$28,840

Ending balance: individually evaluated for impairment	$466	$—	$2,067	$49	$51	$—	$2,633

Ending balance: collectively evaluated for impairment	$976	$581	$6,621	$331	$256	$17,442	$26,207

Loans:
Ending balance	$146,073	$12,095	$219,226	$32,187	$5,250	$220,753	$635,584

Ending balance: individually evaluated for impairment	$3,110	$—	$12,821	$148	$338	$—	$16,417

Ending balance: collectively evaluated for impairment	$142,964	$12,095	$206,405	$32,039	$4,911	$220,753	$619,167

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate – construction:
Construction lending	6,017	—	4,727	—	10,744
Consumer lot lending	1,351	—	—	—	1,351
Commercial, financial and agricultural:
Commercial real estate lending	93,235	12,002	320	5,760	111,317
Land acquisition & development lending	21,642	3,394	9,278	—	34,314
Builder line lending	13,827	6,112	4,810	67	24,816
Commercial business lending	42,865	4,166	300	1,448	48,779
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250

	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$220,602	$151	$220,753

1 – At December 31, 2010, the Corporation does not have any loans classified as Doubtful or Loss.

NOTE 5: Other Real Estate Owned

At December 31, 2010 and 2009, OREO was $10.67 million and $12.80 million, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in the state of Virginia. Changes in the balance for OREO are as follows:

(Dollars in thousands)	Year Ended December 31,
	2010	2009
Balance at the beginning of year, gross	$15,202	$2,040
Transfers from loans	5,265	16,874
Capitalized costs	218	—
Charge-offs	(585)	(124)
Sales proceeds	(5,492)	(3,495)
Gain (loss) on disposition	45	(93)

Balance at the end of year, gross	14,653	15,202
Less allowance for losses	(3,979)	(2,402)

Balance at the end of year, net	$10,674	$12,800

Changes in the allowance for OREO losses are as follows:

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Balance at the beginning of year	$2,402	$73	$—
Provision for losses	2,180	2,614	296
Charge-offs, net	(603)	(285)	(223)

Balance at the end of year	$3,979	$2,402	$73

Expenses applicable to OREO, other than the provision for losses, were $931,000, $129,000 and $82,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 6: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

(Dollars in thousands)	December 31,
	2010	2009
Land	$6,506	$6,734
Buildings	25,769	26,357
Equipment, furniture and fixtures	21,455	20,925

	53,730	54,016
Less accumulated depreciation	(24,987)	(24,526)

	$28,743	$29,490

NOTE 7: Time Deposits

Time deposits are summarized as follows:

(Dollars in thousands)	December 31,
	2010	2009
Certificates of deposit, $100 thousand or more	$142,198	$143,037
Other time deposits	167,488	171,497

	$309,686	$314,534

Remaining maturities on time deposits at December 31, 2010 are as follows:

(Dollars in thousands)

2011	$165,520
2012	85,520
2013	16,269
2014	14,668
2015	26,923
Thereafter	786

$309,686

NOTE 8: Borrowings

The table below presents selected information on short-term borrowings:

(Dollars in thousands)	December 31,
	2010	2009
Customer repurchase agreements[1]	$6,848	$6,082
Federal Reserve Bank discount window[2]	—	5,000
FHLB advances[3]	—	—
Federal funds purchased[4]	3,770	—

Balance outstanding at year end	$10,618	$11,082
Maximum balance at any month end during the year	$31,530	$61,655
Average balance for the year	$9,341	$31,328
Weighted average rate for the year	0.78%	0.60%
Weighted average rate on borrowings at year end	0.52%	0.84%
Estimated fair value at year end	$10,618	$11,082

[1]	Secured transactions with customers, which generally mature the day following the day sold.
[2]	Short-term borrowings through the Federal Reserve Bank’s discount window lending programs, which are secured by a loan-specific lien on certain qualifying loans.
[3]

Short-term borrowings from the FHLB secured by a blanket floating lien on certain loans secured by 1-4 family residential properties. At December 31, 2010 and 2009 there were no short-term FHLB advances outstanding.

[4]	Advances against $36 million in federal funds lines with correspondent banks.

Long-term borrowings at December 31, 2010 consist of a repurchase agreement with a third-party broker, which is secured by investment securities; advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance; and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties. The interest rate on the repurchase agreement, which matures in 2018, is 3.55% (7.00% minus three-month LIBOR with a maximum rate of 3.55%) and the outstanding balance as of December 31, 2010 was $5.00 million. The interest rate on the revolving bank line of credit, which matures in 2014, floats at the one-month LIBOR rate plus a range of 200 basis points to 225 basis points, depending upon the average balance outstanding on the line, and the outstanding balance as of December 31, 2010 was $75.40 million. C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, credit quality, adequacy of the allowance for loan losses and interest expense coverage. C&F Finance satisfied all such covenants during 2010. Long-term advances from the FHLB at December 31, 2010 consist of $45.00 million of convertible advances and a $7.50 million fixed rate hybrid advance. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate. The fixed rate hybrid advance provides fixed-rate funding until the stated maturity date with a one-time option to embed interest rate caps, floors and swaptions.

The table below presents selected information on the FHLB advances:

(Dollars in thousands)
Balance Outstanding at December 31, 2010	Interest Rate	Maturity Date	Next Conversion Option Date
Fixed Rate Hybrid Advance
$7,500	3.39%	08/10/15
Convertible Advances
$5,000	3.90%	08/30/12	02/28/11
$5,000	4.08	08/30/12	02/28/11
$5,000	3.95	11/17/14	02/17/11
$7,500	3.69	11/28/14	02/28/11
$7,500	3.70	10/19/17	04/19/11
$5,000	4.06	10/25/17	10/25/11
$5,000	2.93	11/27/17	02/28/11
$5,000	3.59	06/06/18	06/06/12

The contractual maturities of long-term borrowings at December 31, 2010 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2011	$—	$—	$—
2012	10,000	—	10,000
2013	—	—	—
2014	12,500	75,402	87,902
2015	7,500	—	7,500
Thereafter	22,500	5,000	27,500

	$52,500	$80,402	$132,902

The Corporation’s unused lines of credit for future borrowings total approximately $198.59 million at December 31, 2010, which consists of $54.58 million available from the FHLB, $44.60 million on C&F Finance’s revolving bank line of credit, $67.18 million available from the Federal Reserve Bank and $32.23 million under federal funds agreements with a third party financial institution. Additional loans are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the securities at a fixed rate of 7.73% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 3.15% as to the remaining $5.00 million, which rate was 3.45% at December 31, 2010. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 3.15% in December 2012. The principal asset of Trust II is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

In July 2005, C&F Financial Statutory Trust I (Trust I), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in September 2035, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the securities at a rate equal to the three-month LIBOR rate plus 1.57%. During 2010, in order to mitigate the effect of rising interest rates in the future, the Corporation entered into two interest rate swap agreements whereby the effective fixed interest rate on $5.00 million of the securities became 3.48% and the effective fixed interest rate on the remaining $5.00 million of the securities became 4.31%. The interest rate swaps mature in September 2015. The principal asset of Trust I is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust I to pay the quarterly distributions payable by Trust I to the holders of the trust preferred capital securities.

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

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. The Corporation may redeem the Series A Preferred Stock at 100% of its liquidation preference (plus any accrued and unpaid dividends), subject to the consent of the Federal Deposit Insurance Corporation.

The Warrant has a 10-year term and was immediately exercisable upon issuance, with an exercise price, subject to anti-dilution adjustments, equal to $17.91 per share of Common Stock. Of the aggregate amount of $20.00 million received, approximately $19.21 million was attributable to the Series A Preferred Stock and approximately $792,000 was attributable to the Warrant, based on the relative fair values of these instruments on the date of issuance. The Corporation used a discounted cash flow analysis to determine the fair value of the Series A Preferred Stock, which included the following key assumptions: (i) a discount rate of 10 percent, (ii) a dividend rate for the first five years of 5 percent and (iii) a dividend rate after five years of 9 percent. The Corporation used the Black-Scholes option-pricing model to determine the fair value of the Warrant, which included the following key assumptions: (i) volatility of 30 percent, (ii) an exercise price of $17.91, (iii) a dividend yield of 4.0 percent, and (iv) the five-year risk-free rate of 2.4 percent. The resulting fair values of the Series A Preferred Stock and the Warrant were used to allocate the aggregate purchase price of $20.00 million on a relative fair value basis. As the Series A Preferred Stock was initially valued at $19.21 million, the difference between the initial value and the par value of the Series A Preferred Stock will be accreted over a period of five years through a reduction to retained earnings on an effective yield basis. While this accretion does not affect net income, it, along with the dividends, reduces the amount of net income available to common shareholders, and thus reduces both basic and diluted earnings per common share.

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

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets (liabilities) of $30,000, $521,000 and $(565,000) as of December 31, 2010, 2009 and 2008, respectively.

(Dollars in thousands)	December 31,
	2010	2009	2008
Net unrealized gains (losses) on securities	$500	$1,168	$(113)
Net unrecognized loss on cash flow hedges	(90)	—	—
Net unrecognized losses on defined benefit plan	(339)	(200)	(934)

Total cumulative other comprehensive income (loss)	$71	$968	$(1,047)

The Corporation reclassified net gains (losses) from securities of $46,000, $14,000 and $(885,000) from other comprehensive income (loss) to earnings for the years ended December 31, 2010, 2009 and 2008, respectively.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	December 31,
	2010	2009	2008
Net income	$8,110	$5,526	$4,181
Accumulated dividends on Series A Preferred Stock	(1,000)	(992)	—
Amortization of Series A Preferred Stock discount	(149)	(138)	—

Net income available to common shareholders	$6,961	$4,396	$4,181

Weighted average number of common shares used in earnings per common share—basic	3,085,025	3,044,009	3,027,700
Effect of dilutive securities:
Stock option awards and warrant	18,444	4,482	30,574

Weighted average number of common shares used in earnings per common share—assuming dilution	3,103,469	3,048,491	3,058,274

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant are determined using the treasury stock method. Approximately 361,000, 548,000 and 372,000 shares issuable upon exercise of options and the Warrant were not included in computing diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008, respectively, because they were anti-dilutive.

NOTE 10: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Current taxes	$5,202	$5,422	$3,289
Deferred taxes	(2,253)	(3,477)	(2,672)

	$2,949	$1,945	$617

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

(Dollars in thousands)	Year Ended December 31,
	2010	Percent of Pre-tax Income	2009	Percent of Pre-tax Income	2008	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$3,760	34.0%	$2,540	34.0%	$1,631	34.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,516)	(13.7)	(1,431)	(19.2)	(1,085)	(22.6)
Reduction of interest expense incurred to carry tax-exempt assets	100	0.9	115	1.5	122	2.6
State income taxes, net of federal tax benefit	787	7.1	665	8.9	157	3.3
Tax effect of dividends-received deduction on preferred stock	(5)	(0.1)	(22)	(0.2)	(45)	(0.9)
Compensation in excess of deductible limits	—	—	219	2.9	—	—
Tax credits	(135)	(1.2)	(118)	(1.6)	(147)	(3.1)
Other	(42)	(0.3)	(23)	(0.3)	(16)	(0.4)

	$2,949	26.7%	$1,945	26.0%	$617	12.9%

The Corporation’s net deferred income taxes totaled $15.12 million and $12.37 million at December 31, 2010 and 2009, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

(Dollars in thousands)	December 31,
	2010	2009
Deferred tax asset
Allowance for loan losses	$10,797	$9,012
Reserve for indemnification losses	491	965
OREO expenses	1,842	954
Deferred compensation	1,791	1,655
Other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock	614	614
Defined benefit plan	229	151
Share-based compensation	499	367
Interest on nonaccrual loans	132	124
Depreciation	27	51
Other	1,140	986

Deferred tax asset	17,562	14,879

Deferred tax liability
Goodwill and other intangible assets	(2,174)	(1,877)
Net unrealized gain on securities available for sale	(270)	(628)

Deferred tax liability	(2,444)	(2,505)

Net deferred tax asset	$15,118	$12,374

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

NOTE 11: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings. All salaried employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. An employee is 20% vested in the Bank’s contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years. The amounts charged to expense under this plan were $372,000, $409,000 and $437,000 in 2010, 2009 and 2008, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. An employee is vested 25% in the employer’s contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years. There was no expense under this plan in 2010. The amounts charged to expense under this plan were $18,000 and $75,000 for 2009 and 2008 respectively.

C&F Finance maintains a Defined Contribution Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of the Bank. The amounts charged to expense under this plan were $108,000, $89,000 and $79,000 in 2010, 2009 and 2008, respectively.

Individual performance bonuses are awarded annually to certain members of management under a management incentive bonus plan. The Corporation’s Compensation Committee recommends to the Corporation’s Board of Directors the bonuses to be paid to the Chief Executive Officer and the Chief Financial Officer of the Corporation, and recommends to the Bank’s Board of Directors bonuses to be paid to certain other senior Bank and C&F Finance officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the Bank and C&F Finance. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank’s Board of Directors considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $816,000, $418,000 and $333,000 in 2010, 2009 and 2008, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $336,000, $1.8 million and $695,000 were expensed in 2010, 2009 and 2008, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing Plan and a non-contributory cash balance pension plan (Cash Balance Plan) and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $124,000, $90,000 and $92,000 in 2010, 2009 and 2008, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

The Bank has a non-contributory, defined benefit pension plan for all full-time employees over 21 years of age. Historically, benefits were generally based upon years of service and average compensation for the five highest-paid consecutive years of service. Effective December, 31, 2008, this plan was converted to a Cash Balance Plan for all full-time employees over 21 years of age. Under the Cash Balance Plan, benefits earned by participants under the prior defined benefit pension plan through December 31, 2008 were converted to an opening account balance for each participant. This account balance for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on the prior year’s December average yield on 30-year Treasuries plus 150 basis points. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Bank’s pension plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2010	2009	2008
Change in benefit obligation
Projected benefit obligation, beginning	$6,816	$6,400	$7,083
Service cost	531	504	1,044
Interest cost	397	373	550
Actuarial loss (gain)	523	(13)	(426)
Benefits paid	(352)	(448)	(435)
Prior service cost due to amendment	—	—	(1,416)

Projected benefit obligation, ending	$7,915	$6,816	$6,400

Change in plan assets
Fair value of plan assets, beginning	$6,385	$4,346	$6,814
Actual return on plan assets	828	1,487	(2,033)
Employer contributions	400	1,000	—
Benefits paid	(352)	(448)	(435)

Fair value of plan assets, ending	$7,261	$6,385	$4,346

Funded status	$(654)	$(431)	$(2,054)

Amounts recognized as an other liability	$(654)	$(431)	$(2,054)

Amounts recognized in accumulated other comprehensive income
Net loss	$1,738	$1,595	$2,798
Net obligation at transition	(4)	(9)	(14)
Prior service cost	(1,212)	(1,279)	(1,347)
Deferred taxes	(183)	(107)	(503)

Total recognized in accumulated other comprehensive income	$339	$200	$934

Weighted-average assumptions for benefit obligation at valuation date
Discount rate	5.5%	6.0%	6.0%
Expected return on plan assets	8.0	8.0	8.5
Rate of compensation increase	4.0	4.0	4.0

The accumulated benefit obligation was $7.91 million and $6.81 million as of the actuarial valuation dates in 2010 and 2009, respectively.

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Components of net periodic benefit cost
Service cost	$531	$504	$835
Interest cost	397	373	440
Expected return on plan assets	(495)	(413)	(576)
Amortization of prior service cost	(68)	(68)	7
Amortization of net obligation at transition	(5)	(5)	(5)
Recognized net actuarial loss	48	115	—

Net periodic benefit cost	408	506	701

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	142	(1,203)	2,326
Amortization of net obligation at transition	5	5	8
Prior service cost	—	—	(1,416)
Amortization of prior service costs	68	68	(9)
Deferred taxes	(76)	396	(318)

Total recognized in accumulated other comprehensive income	139	(734)	591

Total recognized in net periodic benefit cost and other comprehensive income	$547	$(228)	$1,292

The estimated net loss, obligation at transition and prior service cost that will be (accreted to) amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $50,000, $(4,000) and $(68,000), respectively.

	January 1, (1)		October 1, 2007(1)
	2010	2009
Weighted-average assumptions for net periodic benefit cost as of
Discount rate	6.0%	6.0%	6.3%
Expected return on plan assets	8.0	8.0	8.5
Rate of compensation increase	4.0	4.0	4.0

(1)

Net periodic benefit cost is based on assumptions determined at the valuation date of the prior year. The Corporation changed the valuation date during 2008 from a 10/1 to a 1/1 date. As such, the October 1, 2007 valuation date was applicable to the year ended December 31, 2008.

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)

2011	$325
2012	213
2013	587
2014	132
2015	793
2016 – 2020	4,830

$6,880

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

The Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2010	2009
Mutual funds-fixed income	37%	38%
Mutual funds-equity	63	61
Cash and equivalents	*	1

	100%	100%

*	Less than one percent.

As of December 31, 2010 and 2009, the fair value of plan assets is as follows:

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Mutual funds-fixed income (1)	$2,665	—	—	$2,665
Mutual funds-equity (2)	4,591	—	—	4,591
Cash and equivalents (3)	5	—	—	5

Total pension assets	$7,261	—	—	$7,261

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Mutual funds-fixed income (1)	$2,441	—	—	$2,441
Mutual funds-equity (2)	3,879	—	—	3,879
Cash and equivalents (3)	65	—	—	65

Total pension assets	$6,385	—	—	$6,385

(1)	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(2)	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(3)	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.

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

NOTE 12: Related Party Transactions

Loans outstanding to directors and executive officers totaled $350,000 and $683,000 at December 31, 2010 and 2009, respectively. New advances to directors and officers totaled $250,000 and repayments totaled $583,000 in the year ended December 31, 2010. These loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features.

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

Prior to the approval of the Amended 2004 Plan, the Corporation awarded options to purchase common stock and/or grants of restricted shares of common stock to certain key employees of the Corporation under the C&F Financial Corporation 2004 Incentive Stock Plan (the 2004 Plan), which was approved by the Corporation’s shareholders on April 20, 2004. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. Restricted shares were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares were awarded. The maximum aggregate number of shares that could be issued pursuant to awards made under the 2004 Plan was 500,000. No options were granted under the 2004 Plan in 2010, 2009 and 2008. All options outstanding under the 2004 Plan are exercisable as of December 31, 2010. All options expire ten years from the grant date.

Prior to the approval of the 2004 Plan, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the 1994 Plan). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan was 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. All options outstanding under the 1994 Plan are exercisable as of December 31, 2010. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the Director Plan). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options were issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Director Plan are exercisable as of December 31, 2010. All options expire ten years from the grant date. In 2008, the Corporation ceased granting awards to non-employee directors under the Director Plan, which expired in 2008, and non-employee directors were added to the group of eligible award recipients under the Amended 2004 Plan.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (the Regional Director Plan). Options were issued to regional directors of the Bank at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Regional Director Plan are exercisable as of December 31, 2010. All options expire ten years from the grant date. Upon approval of the Amended 2004 Plan in 2008, the Corporation ceased granting awards to regional directors of the Bank under the Regional Director Plan, which was to expire in 2009, and regional directors of the Bank were added to the group of eligible award recipients under the Amended 2004 Plan.

Stock option transactions under the various plans for the periods indicated were as follows:

	2010			2009		2008
(Dollars in thousands, except for per share amounts)	Shares	Exercise Price*	Intrinsic Value	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	417,717	$33.71		455,017	$32.71	510,217	$32.17
Granted	—	—		—	—	—	—
Exercised	(23,100)	15.90		(17,100)	16.91	(13,950)	19.05
Cancelled	(4,000)	15.75		(20,200)	25.35	(41,250)	30.65

Outstanding and exercisable at end of year	390,617	$34.95	$142	417,717	$33.71	455,017	$32.71

*	Weighted average

The total intrinsic value of in-the-money options exercised in 2010 was $128,000. Cash received from option exercises during 2010 was $367,000. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Remaining Contractual Life*	Exercise Price*
$15.75 to $23.49	89,667	1.5	$20.95
$35.20 to $39.60	228,850	4.7	38.28
$40.50 to $46.20	72,100	3.3	41.78

Total	390,617	3.7	$34.95

*	Weighted average

As permitted under the Amended 2004 Plan and previously the 2004 Plan, the Corporation awards shares of restricted stock to certain key employees and non-employee directors. Restricted shares awarded to employees are generally subject to a five-year vesting period and restricted shares awarded to non-employee directors are subject to a three-year vesting period. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2010		2009
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	58,725	$28.59	45,700	$32.07
Granted	28,850	$20.70	14,425	$16.63
Vested	—	$—	(100)	$31.50
Cancelled	(1,550)	$31.40	(1,300)	$18.02

Nonvested at end of year	86,025	$25.89	58,725	$28.59

Compensation is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted for the years 2010, 2009 and 2008 was $20.70, $16.63 and $19.66, respectively. Compensation expense is charged to income ratably over the vesting periods, and was $367,000 in 2010, $318,000 in 2009 and $292,000 in 2008. As of December 31, 2010, there was $1.10 million of total unrecognized compensation cost related to restricted stock granted under the Amended 2004 Plan and the 2004 Plan. The cost is expected to be recognized through 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). For both the Corporation and the Bank, Tier 1 capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, amounts resulting from changes in the funded status of the pension plan and goodwill net of any related deferred tax liability, and total capital consists of Tier 1 capital and a portion of the allowance for loan losses. For the Corporation only, Tier 1 and total capital also include trust preferred securities and exclude the unrealized loss on cash flow hedging instruments. Risk-weighted assets for the Corporation and the Bank were $683.09 million and $680.42 million, respectively, at December 31, 2010 and $678.12 million and $673.82 million, respectively, at December 31, 2009. Management believes that, as of December 31, 2010, the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Corporation	$112,947	16.5%	$54,647	8.0%	N/A	N/A
Bank	110,685	16.3	54,434	8.0	$68,042	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,158	15.3	27,324	4.0	N/A	N/A
Bank	101,929	15.0	27,217	4.0	40,825	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	104,158	11.6	35,843	4.0	N/A	N/A
Bank	101,929	11.4	35,838	4.0	44,798	5.0

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Corporation	$107,724	15.9%	$54,250	8.0%	N/A	N/A
Bank	103,693	15.4	53,906	8.0	$67,382	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	99,056	14.6	27,125	4.0	N/A	N/A
Bank	95,078	14.1	26,953	4.0	40,429	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	99,056	11.5	34,450	4.0	N/A	N/A
Bank	95,078	11.1	34,258	4.0	42,822	5.0

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to Treasury 20,000 shares of the Corporation’s Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation’s Common Stock, for a total price of $20.0 million. The Series A Preferred Stock and the Warrant has been treated as Tier 1 capital for regulatory capital adequacy determination purposes.

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. Based on the Corporation’s Tier 1 capital, the entire $20.00 million of trust preferred securities was eligible for inclusion in Tier 1 capital for both 2010 and 2009.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments was $83.37 million and $73.97 million at December 31, 2010 and 2009, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $7.12 million and $8.92 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $44.99 million and loans held for sale of $67.15 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $112.14 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans, and the investors are obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom may require the repurchase of loans in the event of loss due to borrower misrepresentation, fraud or early default. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods for early payment default vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. During the second quarter of 2010, C&F Mortgage reached an agreement with its largest third-party investor that resolved all known and unknown indemnification obligations for loans sold to this investor prior to 2010. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations. The following table presents the changes in the allowance for indemnification losses for the periods presented:

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Allowance, beginning of period	$2,538	$603	$112
Provision for indemnification losses	3,745	2,490	1,091
Payments	4,992	555	600

Allowance, end of period	$1,291	$2,538	$603

As part of a recent evaluation of the Bank under the Community Reinvestment Act by the FDIC, the Bank received a “Needs to Improve” rating as the FDIC concluded that the Bank’s subsidiary, C&F Mortgage, violated the Equal Credit Opportunity Act (the ECOA), Federal Reserve Regulation B, and the Fair Housing Act in connection with certain of its lending practices. While the Bank’s board of directors and management strongly disagree with the FDIC’s conclusion that C&F Mortgage violated the ECOA, Federal Reserve Regulation B or the Fair Housing Act, C&F Mortgage has strengthened and continues to strengthen its policies, procedures and monitoring of its lending practices to address the issues raised by the FDIC.

By statute, a bank such as the Bank with a “Needs to Improve” CRA rating has limitations on certain future business activities, including the ability to open new branches and to make acquisitions, until its CRA rating improves. Also required by statute, the FDIC referred its conclusions regarding the alleged violations to the Department of Justice (DOJ), and the DOJ has notified C&F Mortgage that it is investigating the matter. Management has met with the DOJ regarding the investigation. At this time, it is not anticipated that the results of the FDIC findings or the investigation will have a material adverse effect on C&F Financial Corporation’s results of operations or financial condition.

The Bank is a defendant in a lawsuit seeking the return of tax credits transferred to the Bank by a customer for payment of principal, interest and operating reserves related to an existing loan and the extension of an additional loan in the period prior to the customer entering bankruptcy. The lawsuit seeks a judgment against the Bank for the face value of the tax credits transferred. The Bank intends to vigorously defend the lawsuit. Discovery has recently commenced and, after consultation with counsel, management at this time cannot reasonably estimate the amount of possible loss.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $1.26 million, $1.23 million and $1.30 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments due under these leases as of December 31, 2010 are as follows (dollars in thousands):

2011	$1,453
2012	878
2013	586
2014	317
2015	293
Thereafter	73

$3,600

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

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Valuations of other real estate owned are based upon appraisals by independent, licensed appraisers, general market conditions and recent sales of like properties.

•	Level 3—Valuation is determined using model-based techniques with significant assumptions not observable in the market.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances of financial assets measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis at December 31, 2009.

	December 31, 2010
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$13,656	—	$13,656
Mortgage-backed securities	—	2,300	—	2,300
Obligations of states and political subdivisions	—	114,288	—	114,288
Preferred stock	—	31	—	31

Total securities available for sale	—	$130,275	—	$130,275

Liabilities:
Derivative payable	—	$148	—	$148

Total liabilities	—	$148	—	$148

	December 31, 2009
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Securities available for sale
U.S. government agencies and corporations	—	$9,743	—	$9,743
Mortgage-backed securities	—	2,709	—	2,709
Obligations of states and political subdivisions	—	104,867	—	104,867
Preferred stock	—	1,251	—	1,251

Total securities available for sale	—	$118,570	—	$118,570

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

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$13,784	—	$13,784
OREO, net	—	10,674	—	10,674

Total	—	$24,458	—	$24,458

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$6,610	—	$6,610
OREO, net	—	12,800	—	12,800

Total	—	$19,410	—	$19,410

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	December 31,
	2010		2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$9,680	$9,680	$38,061	$38,061
Securities	130,275	130,275	118,570	118,570
Loans, net	606,744	607,264	613,004	611,420
Loans held for sale, net	67,153	67,314	28,756	29,032
Accrued interest receivable	5,073	5,073	5,408	5,408
Financial liabilities:
Demand deposits	315,448	315,448	292,096	292,096
Time deposits	309,686	315,009	314,534	319,593
Borrowings	164,140	160,398	170,832	166,533
Derivative payable	148	148	—	—
Accrued interest payable	1,160	1,160	1,569	1,569

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of December 31, 2010 and 2009.

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

Certain loans are accounted for under ASC Topic 310—Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data, which in some cases may be adjusted to reflect current trends, including sales prices, expenses, absorption periods and other current relevant factors (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements, if not considered significant, using observable market data (Level 2). At December 31, 2010 and December 31, 2009, the Corporation’s impaired loans were valued at $13.78 million and $6.61 million, respectively.

Loans held for sale, net. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2010.

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

The Corporation’s other segment includes an investment company that derives revenues from brokerage services, an insurance company that derives revenues from insurance services, and a title company that derives revenues from title insurance services. The results of the other segment are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of dividends received on the Corporation’s investment in equity securities and interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

	Year Ended December 31, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$33,922	$2,210	$37,382	$184	$(3,850)	$69,848
Gains on sales of loans	—	18,567	—	—	(3)	18,564
Other noninterest income	6,093	3,265	689	1,089	—	11,136

Total operating income (loss)	40,015	24,042	38,071	1,273	(3,853)	99,548

Expenses:
Provision for loan losses	6,500	34	8,425	—	—	14,959
Interest expense	10,452	365	5,278	1,031	(3,891)	13,235
Salaries and employee benefits	14,661	13,448	6,062	717	1	34,889
Other noninterest expenses	13,112	8,892	2,893	509	—	25,406

Total operating expenses	44,725	22,739	22,658	2,257	(3,890)	88,489

Income (loss) before income taxes	(4,710)	1,303	15,413	(984)	37	11,059
Income tax expense (benefit)	(3,216)	521	6,011	(380)	13	2,949

Net income (loss)	$(1,494)	$782	$9,402	$(604)	$24	$8,110

Total assets	$756,250	$78,550	$224,233	$2,840	$(157,736)	$904,137

Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$1,333	$411	$131	$—	$—	$1,875

	Year Ended December 31, 2009
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$34,021	$2,471	$31,590	$259	$(3,370)	$64,971
Gains on sales of loans	—	24,976	—	—	—	24,976
Other noninterest income	5,804	4,211	603	1,095	—	11,713

Total operating income (loss)	39,825	31,658	32,193	1,354	(3,370)	101,660

Expenses:
Provision for loan losses	6,400	563	11,600	—	—	18,563
Interest expense	12,588	267	4,881	1,124	(3,401)	15,459
Salaries and employee benefits	13,881	15,381	5,183	673	—	35,118
Other noninterest expenses	12,472	9,374	2,713	490	—	25,049

Total operating expenses	45,341	25,585	24,377	2,287	(3,401)	94,189

Income (loss) before income taxes	(5,516)	6,073	7,816	(933)	31	7,471
Income tax expense (benefit)	(3,352)	2,643	3,022	(379)	11	1,945

Net income (loss)	$(2,164)	$3,430	$4,794	$(554)	$20	$5,526

Total assets	$739,390	$40,523	$193,817	$2,579	$(87,879)	$888,430

Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$155	$252	$66	$1	$—	$474

	Year Ended December 31, 2008
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$36,376	$2,034	$28,955	$194	$(3,429)	$64,130
Gains on sales of loans	—	16,714	—	—	(21)	16,693
Other noninterest income	6,033	2,168	588	(333)	—	8,456

Total operating income (loss)	42,409	20,916	29,543	(139)	(3,450)	89,279

Expenses:
Provision for loan losses	2,300	796	10,670	—	—	13,766
Interest expense	15,873	370	7,178	1,459	(3,485)	21,395
Salaries and employee benefits	13,378	8,889	4,662	758	37	27,724
Other noninterest expenses	9,927	8,498	2,715	456	—	21,596

Total operating expenses	41,478	18,553	25,225	2,673	(3,448)	84,481

Income (loss) before income taxes	931	2,363	4,318	(2,812)	(2)	4,798
Income tax expense (benefit)	(764)	898	1,603	(1,119)	(1)	617

Net income (loss)	$1,695	$1,465	$2,715	$(1,693)	$(1)	$4,181

Total assets	$697,882	$45,132	$178,679	$2,521	$(68,557)	$855,657

Goodwill	$—	$—	$10,724	$—	$—	$10,724

Capital expenditures	$395	$215	$114	$4	$—	$728

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

NOTE 18: Derivatives

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify a portion of the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2015.

The cash flow hedges total notional amount is $10.0 million. At December 31, 2010, the cash flow hedges had a fair value of ($148,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2010 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 19: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

(Dollars in thousands)	December 31,
	2010	2009
Balance Sheets
Assets
Cash	$328	$510
Securities available for sale	31	1,251
Other assets	2,642	2,917
Investments in subsidiary	110,636	104,889

Total assets	$113,637	$109,567

Liabilities and shareholders’ equity
Trust preferred capital notes	$20,620	$20,620
Other liabilities	240	71
Shareholders’ equity	92,777	88,876

Total liabilities and shareholders’ equity	$113,637	$109,567

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Statements of Income
Interest income on securities	$22	$92	$189
Interest expense on borrowings	(999)	(1,070)	(1,306)
Dividends received from bank subsidiary	2,551	4,220	3,859
Equity in undistributed net income of subsidiary	6,573	2,293	2,258
Other income	684	675	1,358
Other expenses	(721)	(684)	(2,177)

Net income	$8,110	$5,526	$4,181

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Statements of Cash Flows
Operating activities:
Net income	$8,110	$5,526	$4,181
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(6,573)	(2,293)	(2,258)
Share-based compensation	367	318	292
Net (gain) loss on securities	(12)	22	(6)
Other-than-temporary impairment of securities	—	—	1,575
Decrease (increase) in other assets	322	349	(1,222)
Increase (decrease) in other liabilities	21	(2)	5

Net cash provided by operating activities	2,235	3,920	2,567

Investing activities:
Proceeds from maturities and calls of securities	1,262	265	860
Investment in bank subsidiary	—	(19,927)	—

Net cash provided by (used in) investing activities	1,262	(19,662)	860

Financing activities:
Net proceeds from issuance of preferred stock	—	19,914	—
Purchase of common stock	—	—	(40)
Cash dividends	(4,088)	(4,080)	(3,754)
Proceeds from exercise of stock options	409	326	312

Net cash (used in) provided by financing activities	(3,679)	16,160	(3,482)

Net (decrease) increase in cash and cash equivalents	(182)	418	(55)
Cash at beginning of year	510	92	147

Cash at end of year	$328	$510	$92

NOTE 20: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other Expenses.”

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Provision for indemnification losses	$3,745	$2,490	$1,091
Loan and OREO expenses	3,631	3,267	749
Professional fees	1,898	1,825	1,311
Data processing fees	1,869	2,122	1,895
Telecommunication expenses	1,086	1,057	1,108
FDIC expenses	952	1,341	369
Tax service and investor fees	743	1,018	641
All other noninterest expenses	5,714	6,215	8,401

Total Other Noninterest Expenses	$19,638	$19,335	$15,565

NOTE 21: Quarterly Condensed Statements of Income—Unaudited

	2010 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$16,592	$17,362	$17,736	$18,158
Net interest income after provision for loan losses	10,016	10,744	10,683	10,210
Other income	5,882	7,194	7,824	8,800
Other expenses	13,592	16,206	14,804	15,692
Income before income taxes	2,306	1,732	3,703	3,318
Net income	1,730	1,417	2,586	2,378
Net income available to common shareholders	1,443	1,130	2,298	2,090
Earnings per common share—assuming dilution	0.47	0.36	0.74	0.67
Dividends per common share	0.25	0.25	0.25	0.25

	2009 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$15,437	$16,125	$16,625	$16,784
Net interest income after provision for loan losses	7,152	7,737	8,535	7,525
Other income	9,241	9,958	8,560	8,930
Other expenses	14,486	15,305	14,721	15,655
Income before income taxes	1,907	2,390	2,374	800
Net income	1,508	1,750	1,658	610
Net income available to common shareholders	1,248	1,462	1,367	319
Earnings per common share—assuming dilution	0.41	0.48	0.45	0.10
Dividends per common share	0.31	0.25	0.25	0.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation and Subsidiary

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary’s internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 3, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation and Subsidiary

West Point, Virginia

We have audited C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. C&F Financial Corporation and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, C&F Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows of C&F Financial Corporation and Subsidiary and our report dated March 3, 2011 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 3, 2011

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained on pages 4 through 7 of the 2011 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 41 of the 2011 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The Corporation has adopted a Code of Business Conduct and Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on our Internet website at http://www.cffc.com under “About C&F/C&F Financial Corporation/Corporate Governance.” We will provide a copy of the Code to any person without charge upon written request to C&F Financial Corporation, c/o Secretary, P.O. Box 391, West Point, Virginia 23181. We intend to provide any required disclosure of any amendment to or waiver of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.cffc.com under “About C&F/C&F Financial Corporation/Corporate Governance” promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.

The board of directors of the Corporation has a standing Audit Committee, which is comprised of four directors who satisfy all of the following criteria: (i) meet the independence requirements of the NASDAQ Stock Market’s (NASDAQ) listing standards, (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Corporation or any of its subsidiaries, (iii) are not an affiliated person of the Corporation or any of its subsidiaries, (iv) have not participated in the preparation of the financial statements of the Corporation or any of its current subsidiaries at any time during the past three years, and (v) are competent to read and understand financial statements. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience that results in the individual’s financial sophistication. The members of the Audit Committee are Messrs. J. P. Causey Jr., Barry R. Chernack, C. Elis Olsson and William E. O’Connell Jr. The board of directors has determined that the chairman of the Audit Committee, Mr. Barry R. Chernack, qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the SOX Act. Mr. Chernack is independent of management based on the independence requirements set forth in the NASDAQ’s listing standards’ definition of “independent director.” Mr. O’Connell has reached the Corporation’s mandatory retirement age and will retire from the Board of Directors at the Annual Meeting, thus reducing the size of the Audit Committee from four to three directors.

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

The information contained on pages 13 through 32 of the 2011 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the information on pages 32 through 37 of the 2011 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained on pages 10 through 12 of the 2011 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on page 3 of the 2011 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained on page 41 of the 2011 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on page 12 of the 2011 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained on page 8 of the 2011 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on page 40 of the 2011 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

*10.1	Amended and Restated Change in Control Agreement dated December 30, 2008 between C&F Financial Corporation and Larry G. Dillon (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 9, 2009)

*10.3	Amended and Restated Change in Control Agreement dated December 30, 2008 between C&F Financial Corporation and Thomas F. Cherry (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 9, 2009)

*10.4	Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 7, 2008)

*10.4.1	Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of December 31, 2008 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 9, 2009)

*10.4.2	Attachment to the Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 7, 2008)

*10.4.3	Amendment to Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008 (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 9, 2009)

*10.4.4	Amendment to Adoption Agreement for the Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation effectively dated as of January 1, 2009 (incorporated by reference to Exhibit 10.4.4 to Form 10-K filed March 3, 2010)

*10.5	Restated VBA Directors’ Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 7, 2008)

*10.5.1	Adoption Agreement for the Restated VBA Director’s Deferred Compensation Plan for C&F Financial Corporation dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5.1 to Form 10-K filed March 9, 2009)

*10.5.2	Amendment to Adoption Agreement for the Restated VBA Directors’ Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed March 9, 2009)

*10.6	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 7, 2008)

*10.7	Amended and Restated C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 7, 2008)

*10.8	Amended and Restated C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 7, 2008)

*10.9	C&F Financial Corporation Management Incentive Plan dated February 25, 2005, as amended January 18, 2011

*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

*10.10.1	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed August 8, 2008)

*10.10.2	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.2 to Form 8-K filed December 8, 2009)

*10.10.3	Form of C&F Financial Corporation TARP-Compliant Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.3 to Form 8-K filed December 8, 2009)

*10.11	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.12	Employment Agreement dated April 16, 2002 between C&F Mortgage Corporation and Bryan McKernon, as amended December 19, 2006 (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 9, 2007)

*10.12.1	Amendment to Employment Agreement between C&F Mortgage Corporation and Bryan McKernon, dated December 30, 2008 (incorporated by reference to Exhibit 10.12.1 to Form 10-K filed March 9, 2009)

*10.14	Amended and Restated Change in Control Agreement dated December 30, 2008 between C&F Financial Corporation and Bryan McKernon (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 9, 2009)

*10.15	Schedule of C&F Financial Corporation Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 3, 2005)

*10.16	Base Salaries for Named Executive Officers of C&F Financial Corporation

*10.17	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Form 8-K filed December 18, 2006)

10.19	Amended and Restated Loan and Security Agreement by and between Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

10.19.1	First Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of July 1, 2010 (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed August 6, 2010)

10.24	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between C&F Financial Corporation and the United States Depart of the Treasury (incorporated by reference to Exhibit 10.24 to Form 8-K filed January 14, 2009)

*10.25	Form of Waiver executed by each of Larry G. Dillon, Thomas F. Cherry and Bryan E. McKernon (incorporated by reference to Exhibit 10.25 to Form 8-K filed January 14, 2009)

*10.26	Omnibus Benefit Plan Amendment dated January 9, 2009, and Form of Consent executed by each of Larry G. Dillon, Thomas F. Cherry and Bryan E. McKernon (incorporated by reference to Exhibit 10.26 to Form 8-K filed January 14, 2009)

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

99.1	Certification of CEO pursuant to 31 C.F.R. Section 30.15

99.2	Certification of CFO pursuant to 31 C.F.R. Section 30.15

*	Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date: March 3, 2011	By:	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LARRY G. DILLON	Date: March 3, 2011
Larry G. Dillon, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/S/ THOMAS F. CHERRY	Date: March 3, 2011
Thomas F. Cherry, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ J. P. CAUSEY JR.	Date: March 3, 2011
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date: March 3, 2011
Barry R. Chernack, Director

/S/ AUDREY D. HOLMES	Date: March 3, 2011
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date: March 3, 2011
James H. Hudson III, Director

/S/ JOSHUA H. LAWSON	Date: March 3, 2011
Joshua H. Lawson, Director

/S/ WILLIAM E. O’CONNELL JR.	Date: March 3, 2011
William E. O’Connell Jr., Director

/S/ C. ELIS OLSSON	Date: March 3, 2011
C. Elis Olsson, Director

/S/ PAUL C. ROBINSON	Date: March 3, 2011
Paul C. Robinson, Director