Form 10-Q
period 2011-03-31
C & F FINANCIAL CORP
filed 2011-05-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 5, 2011, the latest practicable date for determination, 3,132,616 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$8,859	$7,150
Interest-bearing deposits in other banks	35,470	2,530

Total cash and cash equivalents	44,329	9,680
Securities-available for sale at fair value, amortized cost of $134,206 and $129,505, respectively	135,830	130,275
Loans held for sale, net	28,164	67,153
Loans, net of allowance for loan losses of $28,765 and $28,840, respectively	607,901	606,744
Federal Home Loan Bank stock, at cost	3,887	3,887
Corporate premises and equipment, net	28,764	28,743
Other real estate owned, net of valuation allowance of $3,600 and $3,979, respectively	9,889	10,674
Accrued interest receivable	5,090	5,073
Goodwill	10,724	10,724
Other assets	32,423	31,184

Total assets	$907,001	$904,137

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$94,653	$87,263
Savings and interest-bearing demand deposits	227,497	228,185
Time deposits	307,858	309,686

Total deposits	630,008	625,134
Short-term borrowings	5,540	10,618
Long-term borrowings	132,684	132,902
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,169	1,160
Other liabilities	21,545	20,926

Total liabilities	811,566	811,360

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 shares issued and outstanding)	20	20
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,124,616 and 3,118,066 shares issued and outstanding, respectively)	3,032	3,032
Additional paid-in capital	22,258	22,112
Retained earnings	69,441	67,542
Accumulated other comprehensive income, net	684	71

Total shareholders’ equity	95,435	92,777

Total liabilities and shareholders’ equity	$907,001	$904,137

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income
Interest and fees on loans	$16,346	$15,339
Interest on money market investments	15	18
Interest and dividends on securities
U.S. government agencies and corporations	51	87
Tax-exempt obligations of states and political subdivisions	1,194	1,103
Corporate bonds and other	26	45

Total interest income	17,632	16,592

Interest expense
Savings and interest-bearing deposits	332	319
Certificates of deposit, $100 thousand or more	673	821
Other time deposits	850	1,038
Borrowings	966	953
Trust preferred capital notes	243	245

Total interest expense	3,064	3,376

Net interest income	14,568	13,216
Provision for loan losses	2,820	3,200

Net interest income after provision for loan losses	11,748	10,016

Noninterest income
Gains on sales of loans	3,800	3,748
Service charges on deposit accounts	848	741
Other service charges and fees	1,092	909
Net gains on calls and sales of available for sale securities	—	60
Other income	717	424

Total noninterest income	6,457	5,882

Noninterest expenses
Salaries and employee benefits	8,492	7,900
Occupancy expenses	1,526	1,397
Other expenses	3,931	4,295

Total noninterest expenses	13,949	13,592

Income before income taxes	4,256	2,306
Income tax expense	1,287	576

Net income	2,969	1,730
Effective dividends on preferred stock	289	287

Net income available to common shareholders	$2,680	$1,443

Per common share data
Net income – basic	$0.86	$0.47
Net income – assuming dilution	$0.85	$0.47
Cash dividends declared	$0.25	$0.25
Weighted average number of shares – basic	3,123,868	3,073,685
Weighted average number of shares – assuming dilution	3,167,160	3,098,694

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2010	$20	$3,032	$22,112	$67,542	$71	$92,777
Comprehensive income:
Net income	—	—	—	2,969	—	2,969
Other comprehensive income, net
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	4
Unrealized gain on cash flow hedging instruments, net	—	—	—	—	54
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	555

Other comprehensive income, net	—	—	—	—	613	613

Comprehensive income	—	—	—	—	—	3,582
Share-based compensation	—	—	107	—	—	107
Accretion of preferred stock discount	—	—	39	(39)	—	—
Cash dividends paid – common stock ($0.25 per share)	—	—	—	(781)	—	(781)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(250)	—	(250)

Balance March 31, 2011	$20	$3,032	$22,258	$69,441	$684	$95,435

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2009	$20	$3,009	$21,210	$63,669	$968	$88,876
Comprehensive income:
Net income	—	—	—	1,730	—	1,730
Other comprehensive income, net
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	(4)
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	416

Other comprehensive income, net	—	—	—	—	412	412

Comprehensive income	—	—	—	—	—	2,142
Share-based compensation	—	—	100	—	—	100
Stock options exercised	—	—	6	—	—	6
Accretion of preferred stock discount	—	—	37	(37)	—	—
Cash dividends paid – common stock ($0.25 per share)	—	—	—	(769)	—	(769)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(250)	—	(250)

Balance March 31, 2010	$20	$3,009	$21,353	$64,343	$1,380	$90,105

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$2,969	$1,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	515	467
Provision for loan losses	2,820	3,200
Provision for indemnifications	231	458
Provision for other real estate owned losses	161	870
Share-based compensation	107	100
Accretion of discounts and amortization of premiums on securities, net	199	102
Net realized gain on securities	—	(60)
Realized losses on sales of other real estate owned	9	—
Proceeds from sales of loans	163,066	126,788
Origination of loans held for sale	(124,077)	(134,478)
Change in other assets and liabilities:
Accrued interest receivable	(17)	131
Other assets	(1,111)	(113)
Accrued interest payable	9	34
Other liabilities	94	(2,619)

Net cash provided by (used in) operating activities	44,975	(3,390)

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	6,825	6,588
Purchases of securities available for sale	(11,725)	(9,142)
Net increase in customer loans	(6,953)	(4,578)
Other real estate owned improvements	—	(13)
Proceeds from sales of other real estate owned	3,516	784
Purchases of corporate premises and equipment, net	(536)	(415)

Net cash used in investing activities	(8,873)	(6,776)

Financing activities:
Net increase (decrease) in demand, interest-bearing demand and savings deposits	6,702	(17,651)
Net (decrease) increase in time deposits	(1,828)	13,651
Net decrease in borrowings	(5,296)	(12,740)
Proceeds from exercise of stock options	—	6
Cash dividends	(1,031)	(1,019)

Net cash used in financing activities	(1,453)	(17,753)

Net increase (decrease) in cash and cash equivalents	34,649	(27,919)
Cash and cash equivalents at beginning of period	9,680	38,061

Cash and cash equivalents at end of period	$44,329	$10,142

Supplemental disclosure
Interest paid	$3,055	$3,342
Income taxes paid	384	750
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	854	640
Loans transferred to other real estate owned	2,976	—
Pension adjustment	5	(6)
Unrealized loss on cash flow hedging instrument	89	—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Title Agency, Inc., C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC and Certified Appraisals LLC, provides ancillary mortgage loan production services, such as loan settlements, title searches and residential appraisals. C&F Finance, acquired on September 1, 2002, is a regional finance company providing automobile loans. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Business segment data is presented in Note 8.

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the allowance for indemnifications, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, the valuation of derivative financial instruments and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Share-Based Compensation: Compensation expense for the first quarter of 2011 included $107,000 ($67,000 after tax) for restricted stock granted since 2006. As of March 31, 2011, there was $1,155,000 of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity during the first quarter of 2011 and stock options outstanding as of March 31, 2011 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2011	390,617	$34.95	3.7
Exercised	—	—

Options outstanding and exercisable at March 31, 2011	390,617	$34.95	3.4	$183

*	Weighted average

A summary of activity for restricted stock awards during the first quarter of 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2011	86,025	$25.89
Granted	7,350	$23.20
Cancelled	(800)	$29.40

Unvested, March 31, 2011	92,575	$25.65

Recent Significant Accounting Pronouncements:

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The new disclosure guidance significantly expands the existing disclosure requirements and is intended to lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, are required for periods beginning after December 15, 2010. The adoption of ASU 2010-20 did not have a material effect on the Corporation’s consolidated financial statements. The required disclosures have been included in the Corporation’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this ASU were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. The adoption of the new guidance did not have a material effect on the Corporation’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings (TDRs) in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a TDR. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU are intended to provide guidance to allow a creditor to determine whether a restructuring is a TDR by clarifying the guidance on a creditor’s evaluation of whether it has granted a concession or not and whether a debtor is experiencing financial difficulties or not. The amendments in this ASU are effective for periods beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Upon adoption, the disclosure requirements promulgated in ASU 2010-20 related to TDRs will become effective. The adoption of these new disclosures is not expected to have a material effect on the Corporation’s consolidated financial statements.

NOTE 2: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	March 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$13,898	$49	$(14)	$13,933
Mortgage-backed securities	2,821	78	(4)	2,895
Obligations of states and political subdivisions	117,460	2,208	(745)	118,923
Preferred stock	27	52	—	79

	$134,206	$2,387	$(763)	$135,830

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$13,629	$57	$(30)	$13,656
Mortgage-backed securities	2,229	78	(7)	2,300
Obligations of states and political subdivisions	113,620	1,694	(1,026)	114,288
Preferred stock	27	7	(3)	31

	$129,505	$1,836	$(1,066)	$130,275

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at March 31, 2011, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2011
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,501	$25,611
Due after one year through five years	35,470	35,757
Due after five years through ten years	45,346	45,927
Due after ten years	27,862	28,456
Preferred stock	27	79

	$134,206	$135,830

Proceeds from the maturities, calls and sales of securities available for sale for the three months ended March 31, 2011 were $6.83 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $92.85 million and an aggregate fair value of $94.17 million were pledged at March 31, 2011. Securities with an aggregate amortized cost of $93.56 million and an aggregate fair value of $94.28 million were pledged at December 31, 2010.

Securities in an unrealized loss position at March 31, 2011, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$2,983	$14	$—	$—	$2,983	$14
Mortgage-backed securities	541	4	—	—	541	4
Obligations of states and political subdivisions	31,360	633	1,178	112	32,538	745

Total temporarily impaired securities	$34,884	$651	$1,178	$112	$36,062	$763

There are 108 debt securities with fair values totaling $36.06 million considered temporarily impaired at March 31, 2011. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. During the first quarter of 2011, the municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, experienced rising securities prices as rates fell due to the dramatic slowdown of new municipal bond issuance. The drop in supply was due to Congress not reauthorizing the Build America Bond program to continue after 2010 and reluctance on the part of municipalities to incur more debt service given the challenges many face in balancing budgets. The vast majority of the

Corporation’s municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt servicing obligations. At March 31, 2011, approximately 96% of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service. Of those in a net unrealized loss position, approximately 96% were rated “A” or better at March 31, 2011. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.89 million at March 31, 2011 and December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Real estate – residential mortgage	$146,627	$146,073
Real estate – construction	12,974	12,095
Commercial, financial and agricultural [1]	210,298	219,226
Equity lines	32,154	32,187
Consumer	5,567	5,250
Consumer finance	229,046	220,753

	636,666	635,584
Less allowance for loan losses	(28,765)	(28,840)

Loans, net	$607,901	$606,744

[1]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $383,000 and $378,000 of demand deposit overdrafts at March 31, 2011 and December 31, 2010, respectively.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Real estate – residential mortgage	$1,643	$189
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	3,429	5,760
Land acquisition and development lending	—	—
Builder line lending	3,296	67
Commercial business lending	617	1,448
Equity lines	269	266
Consumer	—	35
Consumer finance	311	151

Total loans on nonaccrual status	$9,565	$7,916

The past due status of loans as of March 31, 2011 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,074	$27	$1,746	$2,847	$143,780	$146,627	$230
Real estate – construction:
Construction lending	3,925	—	—	3,925	7,559	11,484	—
Consumer lot lending	—	—	—	—	1,490	1,490	—
Commercial, financial and agricultural:
Commercial real estate lending	1,780	4,976	391	7,147	102,576	109,723	59
Land acquisition and development lending	5,919	—	—	5,919	27,953	33,872	—
Builder line lending	20	—	3,296	3,316	18,721	22,037	—
Commercial business lending	731	514	498	1,743	42,923	44,666	6
Equity lines	153	12	148	313	31,841	32,154	—
Consumer	10	—	—	10	5,557	5,567	2
Consumer finance	2,590	419	311	3,320	225,726	229,046	—

Total	$16,202	$5,948	$6,390	$28,540	$608,126	$636,666	$297

The past due status of loans as of December 31, 2010 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,605	$826	$751	$3,182	$142,891	$146,073	$676
Real estate – construction:
Construction lending	—	—	—	—	10,744	10,744	—
Consumer lot lending	—	—	—	—	1,351	1,351	—
Commercial, financial and agricultural:
Commercial real estate lending	59	—	2,840	2,899	108,418	111,317	186
Land acquisition and development lending	—	—	—	—	34,314	34,314	—
Builder line lending	—	1,450	195	1,645	23,171	24,816	128
Commercial business lending	9	—	1,383	1,392	47,387	48,779	—
Equity lines	223	115	35	373	31,814	32,187	35
Consumer	1	11	38	50	5,200	5,250	5
Consumer finance	4,913	829	151	5,893	214,860	220,753	—

Total	$6,810	$3,231	$5,393	$15,434	$620,150	$635,584	$1,030

Impaired loans, which include TDRs of $9.15 million, and the related allowance at March 31, 2011 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$2,809	$2,893	$496	$2,956	$37
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	3,328	3,469	739	4,654	1
Land acquisition and development lending	5,919	5,919	400	5,919	94
Builder line lending	3,232	3,232	300	1,113	—
Commercial business lending	318	443	94	833	—
Equity lines	148	150	49	148	—
Consumer	333	337	50	334	3

Total	$16,087	$16,443	$2,128	$15,957	$135

The Corporation has no obligation to fund additional advances on its impaired loans.

Impaired loans, which include TDRs of $9.77 million, and the related allowance at December 31, 2010 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition and development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14

Total	$16,417	$17,600	$2,633	$9,418	$215

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Balance at the beginning of period	$28,840	$24,027
Provision charged to operations	2,820	3,200
Loans charged off	(3,494)	(3,141)
Recoveries of loans previously charged off	599	531

Balance at the end of period	$28,765	$24,617

The following table presents, as of March 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at the beginning of period	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Provision charged to operations	377	139	486	24	44	1,750	2,820
Loans charged off	(145)	—	(1,581)	(9)	(70)	(1,689)	(3,494)
Recoveries of loans previously charged off	11	—	17	—	22	549	599

Balance at end of period	$1,685	$720	$7,610	$395	$303	$18,052	$28,765

Ending balance: individually evaluated for impairment	$496	$—	$1,533	$49	$50	$—	$2,128

Ending balance: collectively evaluated for impairment	$1,189	$720	$6,077	$346	$253	$18,052	$26,637

Loans:
Ending balance	$146,627	$12,974	$210,298	$32,154	$5,567	$229,046	$636,666

Ending balance: individually evaluated for impairment	$2,809	$—	$12,797	$148	$333	$—	$16,087

Ending balance: collectively evaluated for impairment	$143,818	$12,974	$197,501	$32,006	$5,234	$229,046	$620,579

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at end of period	$1,442	$581	$8,688	$380	$307	$17,442	$28,840

Ending balance: individually evaluated for impairment	$466	$—	$2,067	$49	$51	$—	$2,633

Ending balance: collectively evaluated for impairment	$976	$581	$6,621	$331	$256	$17,442	$26,207

Loans:
Ending balance	$146,073	$12,095	$219,226	$32,187	$5,250	$220,753	$635,584

Ending balance: individually evaluated for impairment	$3,110	$—	$12,821	$148	$338	$—	$16,417

Ending balance: collectively evaluated for impairment	$142,964	$12,095	$206,405	$32,039	$4,911	$220,753	$619,167

Loans by credit quality indicators as of March 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$141,521	$772	$2,691	$1,643	$146,627
Real estate – construction:
Construction lending	2,744	3,925	4,815	—	11,484
Consumer lot lending	1,490	—	—	—	1,490
Commercial, financial and agricultural:
Commercial real estate lending	92,346	11,418	2,530	3,429	109,723
Land acquisition and development lending	21,325	3,304	9,243	—	33,872
Builder line lending	13,415	5,326	—	3,296	22,037
Commercial business lending	39,510	3,835	704	617	44,666
Equity lines	31,608	249	28	269	32,154
Consumer	5,149	11	407	—	5,567

	$349,108	$28,840	$20,418	$9,254	$407,620

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$228,735	$311	$229,046

[1]	At March 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate – construction:
Construction lending	6,017	—	4,727	—	10,744
Consumer lot lending	1,351	—	—	—	1,351
Commercial, financial and agricultural:
Commercial real estate lending	93,235	12,002	320	5,760	111,317
Land acquisition and development lending	21,642	3,394	9,278	—	34,314
Builder line lending	13,827	6,112	4,810	67	24,816
Commercial business lending	42,865	4,166	300	1,448	48,779
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250

	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$220,602	$151	$220,753

[1]	At December 31, 2010, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 5: Other Comprehensive Income and Earnings Per Common Share

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets of $365,000 and $743,000 as of March 31, 2011 and 2010, respectively.

(Dollars in thousands)	March 31,
	2011	2010
Net unrealized gains on securities	$1,055	$1,584
Net unrecognized loss on cash flow hedges	(36)	—
Net unrecognized losses on defined benefit pension plan	(335)	(204)

Total cumulative other comprehensive income	$684	$1,380

The Corporation had no net gains from securities reclassified from other comprehensive income to earnings for the three months ended March 31, 2011. The Corporation reclassified net gains of $38,000 from other comprehensive income to earnings for the three months ended March 31, 2010.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Net income	$2,969	$1,730
Accumulated dividends on Series A Preferred Stock	(250)	(250)
Accretion of Series A Preferred Stock discount	(39)	(37)

Net income available to common shareholders	$2,680	$1,443

Weighted average number of common shares used in earnings per common share—basic	3,123,868	3,073,685
Effect of dilutive securities:
Stock option awards and warrant	43,292	25,009

Weighted average number of common shares used in earnings per common share—assuming dilution	3,167,160	3,098,694

Potential common shares that may be issued by the Corporation for its stock option awards and warrant are determined using the treasury stock method. Approximately 303,000 and 354,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended March 31, 2011 and 2010, respectively, because they were anti-dilutive.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Service cost	$153	$133
Interest cost	109	99
Expected return on plan assets	(145)	(124)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	(17)	(17)
Amortization of net loss	16	12

Net periodic benefit cost	$115	$102

NOTE 7: Fair Value of Assets and Liabilities

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of March 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the balances of financial assets measured at fair value on a recurring basis.

(Dollars in thousands)	March 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$13,933	—	$13,933
Mortgage-backed securities	—	2,895	—	2,895
Obligations of states and political subdivisions	—	118,923	—	118,923
Preferred stock	—	79	—	79

Total securities available for sale	—	$135,830	—	$135,830

(Dollars in thousands)	March 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Liabilities:
Derivative payable	—	$59	—	$59

Total liabilities	—	$59	—	$59

	December 31, 2010
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$13,656	—	$13,656
Mortgage-backed securities	—	2,300	—	2,300
Obligations of states and political subdivisions	—	114,288	—	114,288
Preferred stock	—	31	—	31

Total securities available for sale	—	$130,275	—	$130,275

Liabilities:
Derivative payable	—	$148	—	$148

Total liabilities	—	$148	—	$148

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

	March 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$13,959	—	$13,959
OREO, net	—	9,889	—	9,889

Total	—	$23,848	—	$23,848

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$13,784	—	$13,784
OREO, net	—	10,674	—	10,674

Total	—	$24,458	—	$24,458

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheets at fair value.

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(Dollars in thousands)
Financial assets:
Cash and short-term investments	$44,329	$44,329	$9,680	$9,680
Securities	135,830	135,830	130,275	130,275
Loans, net	607,901	608,639	606,744	607,264
Loans held for sale, net	28,164	29,266	67,153	67,314
Accrued interest receivable	5,090	5,090	5,073	5,073
Financial liabilities:
Demand deposits	322,150	322,150	315,448	315,448
Time deposits	307,858	312,608	309,686	315,009
Borrowings	158,844	155,009	164,140	160,398
Derivative payable	59	59	148	148
Accrued interest payable	1,169	1,169	1,160	1,160

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of March 31, 2011 and December 31, 2010.

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

Certain loans are accounted for under ASC Topic 310 - Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data, which in some cases may be adjusted to reflect current trends, including sales prices, expenses, absorption periods and other current relevant factors (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements, if not considered significant, using observable market data (Level 2). At March 31, 2011 and December 31, 2010, the Corporation’s impaired loans were valued at $13.96 million and $13.78 million, respectively.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2011.

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

NOTE 8: Business Segments

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

(Dollars in thousands)	Three Months Ended March 31, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,030	$401	$10,209	$—	$(1,008)	$17,632
Gains on sales of loans	—	3,800	—	—	—	3,800
Other noninterest income	1,474	739	182	262	—	2,657

Total operating income	9,504	4,940	10,391	262	(1,008)	24,089

Expenses:
Interest expense	2,387	62	1,373	252	(1,010)	3,064
Provision for loan losses	1,050	20	1,750	—	—	2,820
Salaries and employee benefits	3,900	2,745	1,655	192	—	8,492
Other noninterest expenses	2,996	1,551	761	149	—	5,457

Total operating expenses	10,333	4,378	5,539	593	(1,010)	19,833

Income (loss) before income taxes	(829)	562	4,852	(331)	2	4,256
Provision for (benefit from) income taxes	(705)	225	1,892	(126)	1	1,287

Net income (loss)	$(124)	$337	$2,960	$(205)	$1	$2,969

Total assets	$756,904	$39,404	$232,359	$2,761	$(124,427)	$907,001
Capital expenditures	$249	$77	$208	$2	$—	$536

(Dollars in thousands)	Three Months Ended March 31, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,463	$277	$8,620	$60	$(828)	$16,592
Gains on sales of loans	—	3,751	—	—	(3)	3,748
Other noninterest income	1,218	495	159	262	—	2,134

Total operating income	9,681	4,523	8,779	322	(831)	22,474

Expenses:
Interest expense	2,720	25	1,212	254	(835)	3,376
Provision for loan losses	1,150	—	2,050	—	—	3,200
Salaries and employee benefits	3,600	2,640	1,481	179	—	7,900
Other noninterest expenses	3,341	1,594	659	98	—	5,692

Total operating expenses	10,811	4,259	5,402	531	(835)	20,168

Income (loss) before income taxes	(1,130)	264	3,377	(209)	4	2,306
Provision for (benefit from) income taxes	(769)	106	1,317	(79)	1	576

Net income (loss)	$(361)	$158	$2,060	$(130)	$3	$1,730

Total assets	$741,199	$47,394	$200,587	$1,332	$(119,716)	$870,796
Capital expenditures	$161	$193	$61	$—	$—	$415

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans by means of a variable rate line of credit that carries interest at one-month LIBOR plus 200 basis points and fixed rate loans that carry interest rates ranging from 5.4 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 9: Commitments and Financial Instruments with Off-Balance-Sheet Risk

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

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Allowance, beginning of period	$1,291	$2,538
Provision for indemnification losses	231	458
Payments	—	296

Allowance, end of period	$1,522	$2,700

The Bank reached an agreement to settle a lawsuit seeking the return of tax credits transferred to the Bank by a customer for payment of principal, interest and operating reserves related to an existing loan and the extension of an additional loan in the period prior to the customer entering bankruptcy. The settlement agreement called for the Bank to return certain unused tax credits and make a one-time cash payment. As a result, during the first quarter of 2011, the Corporation increased the provision for loan losses by $300,000 resulting from the charge-off of previously recognized principal payments. This is in addition to an accrual of other expenses of $200,000 recorded during 2010. The settlement will have no ongoing effect subsequent to the first quarter of 2011.

NOTE 10: Derivatives

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

The cash flow hedges total notional amount is $10.0 million. At March 31, 2011, the cash flow hedges had a fair value of ($59,000), which is recorded in other liabilities. The cash flow hedges were fully effective at March 31, 2011 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Professional fees	$553	$344
Data processing fees	551	392
Loan and OREO expenses	470	1,132
Telecommunication expenses	263	254
FDIC expenses	248	250
Provision for indemnification losses	231	458
All other noninterest expenses	1,615	1,465

Total other noninterest expenses	$3,931	$4,295

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields, the deposit portfolio, including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, capital requirements, growth strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and regulations promulgated thereunder and the effect of restrictions imposed on us as a participant in the Capital Purchase Program

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

Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the Securities and Exchange Commission, including without limitation the risks identified above and those more specifically described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

For further information concerning accounting policies, refer to Item 8 “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Financial Performance Measures

Net income for the Corporation was $2.97 million for the three months ended March 31, 2011, compared with $1.73 million for the three months ended March 31, 2010. Net income available to common shareholders was $2.68 million, or $0.85 per common share assuming dilution for the three months ended March 31, 2011, compared with $1.44 million, or $0.47 per common share assuming dilution for the three months ended March 31, 2010. The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the Capital Purchase Program. The Corporation’s first quarter earnings were primarily a result of the strong earnings in the Consumer Finance segment, which continues to benefit from substantial loan growth, low net charge-offs and the current low interest rate environment. The Mortgage Banking segment benefited from higher gains on loans sold and lower provisions for indemnification losses. The Retail Banking segment continues to be burdened with costs associated with asset quality issues and costs associated with foreclosed properties as well as higher costs related to increasingly complex compliance and regulatory issues.

The Corporation’s ROE and ROA were 14.51 percent and 1.19 percent, respectively, on an annualized basis for the three months ended March 31, 2011, compared to 8.25 percent and 0.66 percent for the three months ended March 31, 2010. The increase in these ratios during 2011 was primarily due to the performance of the Consumer Finance segment, while the Retail Banking and Mortgage Banking segments continue to be negatively affected by the challenging economic environment and issues facing the financial services industry in general.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: C&F Bank reported a net loss of $124,000 for the first quarter of 2011, compared to a net loss of $361,000 for the first quarter of 2010. The Bank’s provision for loan losses decreased $100,000 for the quarter ended March 31, 2011 as compared to the same period in 2010. Write-downs and expenses associated with foreclosed properties decreased $654,000 for the three months ended March 31, 2011 compared to the same period in 2010. In addition overdraft fee income and interchange income increased during the first quarter of 2011 as compared to the same period in 2010. These items were partially offset by higher personnel costs principally attributable to growth in the number of personnel to manage the complexity of routine compliance, regulatory and asset quality issues and a decrease in net interest margin resulting from a decrease in the yield on loans as a result of an increase in lower yielding intercompany loans to C&F Mortgage Corporation and C&F Finance Company.

The Bank’s average loan portfolio, excluding intercompany loans, decreased to $408.7 million for the first quarter of 2011 from $442.4 million for the first quarter of 2010. The decrease in average loans was primarily due to current economic conditions which have reduced loan demand, coupled with higher loan charge-offs and foreclosures than the Bank has historically experienced.

The Bank’s nonperforming assets were $18.9 million at March 31, 2011, compared to $18.1 million at December 31, 2010. Nonperforming assets at March 31, 2011 included $9.3 million in nonaccrual loans and $9.7 million in foreclosed properties. Troubled debt restructurings were $9.1 million at March 31, 2011 compared to $9.8 million at December 31, 2010. Nonaccrual loans primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.9 million have been established for nonaccrual loans. Management believes it has provided adequate loan loss reserves for nonaccrual loans based on the current estimated fair values of the collateral. Foreclosed properties at March 31, 2011 consist of both residential and non-residential properties. These properties have been written down to their estimated fair values less selling costs.

Mortgage Banking: For the quarter ended March 31, 2011, C&F Mortgage Corporation reported net income of $337,000, compared to $158,000 for the quarter ended March 31, 2010.

Loan origination volumes decreased in the first quarter of 2011, declining to $124.1 million compared to $134.5 million for the first quarter of 2010. The decline in origination volumes is a result of fluctuations in mortgage rates, a continued overall weakness in the housing market due to the continued challenging economic conditions and the expiration of the homebuyer tax credits that boosted loan demand during the first half of 2010. Loan originations result in gains on sales of loans typically 30 to 90 days after origination. Despite the previously-mentioned decline in loan originations, revenue from gains on sales of loans increased slightly to $3.8 million in the first quarter of 2011 from $3.7 million in the first quarter of 2010, primarily as a result of sales during the first quarter of 2011 of loans originated in the fourth quarter of 2010.

The provision for indemnification losses decreased in the first quarter of 2011 to $231,000 from $458,000 in the first quarter of 2010. The decline in the provision for indemnification losses for the three months ended March 31, 2011 was due to an agreement reached during the second quarter of 2010 with one of the largest purchasers of loans sold by the mortgage banking segment that resolves all known and unknown indemnification obligations for loans sold to the purchaser prior to 2010.

Other items affecting quarterly earnings include a $105,000 increase in the first quarter of 2011 in personnel costs compared to the same period in 2010 as a result of an increase in personnel to manage the increasingly complex regulatory environment, and a $141,000 increase in professional fees for the quarter ended March 31, 2011 compared to the same period in 2010 due to increased legal and compliance costs.

Consumer Finance: First quarter net income for C&F Finance Company was $3.0 million in 2011, compared to $2.1 million in 2010. The increase was a result of a 17.0 percent increase in average loans for the three months ended March 31, 2011, an increase in net interest margin, and a $300,000 decrease in the provision for loan losses attributable to lower delinquencies and lower charge-offs. These items were partially offset by an increase in compensation costs of $174,000 resulting from an increase in personnel to manage loan growth. The allowance for loan losses as a percentage of loans remained approximately the same, 7.88 percent at March 31, 2011 compared to 7.90 percent at December 31, 2010. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Other and Eliminations: The net loss for the three months ended March 31, 2011 for this combined segment was $204,000, compared to a net loss of $127,000 for the three months ended March 31, 2010. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management. Total shareholders’ equity was $95.4 million at March 31, 2011, compared to $92.8 million at December 31, 2010 for an increase of $2.7 million primarily attributable to first quarter earnings in 2011.

We have continued to manage our capital through asset growth and dividends on common shares outstanding. The capital and liquidity positions of the Corporation remain strong. The Corporation continues to participate in the Capital Purchase Program, which was seen as an opportunity to inexpensively increase capital and to insure against unforeseen events. Even though our capital has continued to increase and continues to exceed regulatory capital standards for being well-capitalized, the Corporation has not yet repurchased these securities. We are currently analyzing the possibility of full or partial repayment in light of the Corporation’s overall financial condition, capitalization and liquidity. Our considerations include whether repayment will require raising new capital and the cost of that capital, our future capital needs and the potential sources of capital.

Another means by which we manage our capital is through dividends. The Corporation’s board of directors continued its policy of paying dividends in 2011. The dividend payout ratio for the first three months of 2011 was 29.1 percent based on net income available to common shareholders for the three months ended March 31, 2011. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings. However, in connection with the Corporation’s participation in the Capital Purchase Program there are limitations on the Corporation’s ability to pay quarterly cash dividends in excess of $0.31 per share or to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2011 and 2010. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$20,727	$77	1.49%	$19,088	$114	2.40%
Tax-exempt	115,159	1,809	6.28	103,215	1,695	6.57

Total securities	135,886	1,886	5.55	122,303	1,809	5.92
Loans, net	669,122	16,361	9.78	657,074	15,355	9.35
Interest-bearing deposits in other banks and Fed funds sold	29,116	15	0.21	26,150	18	0.27

Total earning assets	834,124	18,262	8.76	805,527	17,182	8.53
Allowance for loan losses	(29,215)			(25,258)
Total non-earning assets	94,986			92,425

Total assets	$899,895			$872,694

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$115,721	$192	0.66%	$91,942	$146	0.64%
Money market deposit accounts	71,288	130	0.73	60,969	163	1.07
Savings accounts	41,808	10	0.10	40,555	10	0.10
Certificates of deposit, $100 thousand or more	133,635	673	2.01	141,753	821	2.32
Other certificates of deposit	175,979	850	1.93	179,761	1,038	2.31

Total time and savings deposits	538,431	1,855	1.38	514,980	2,178	1.69

Borrowings	160,088	1,209	3.02	167,611	1,198	2.86

Total interest-bearing liabilities	698,519	3,064	1.75	682,591	3,376	1.98

Demand deposits	87,235			83,625
Other liabilities	20,285			16,568

Total liabilities	806,039			782,784
Shareholders’ equity	93,856			89,910

Total liabilities and shareholders’ equity	$899,895			$872,694

Net interest income		$15,198			$13,806

Interest rate spread			7.01%			6.55%

Interest expense to average earning assets (annualized)			1.47%			1.68%

Net interest margin (annualized)			7.29%			6.86%

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

TABLE 2: Rate-Volume Recap

	March 31, 2011 from 2010
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$721	$285	$1,006
Securities:
Taxable	(47)	10	(37)
Tax-exempt	(76)	190	114
Interest-bearing deposits in other banks and Fed funds sold	(5)	2	(3)

Total interest income	593	487	1,080

Interest expense:
Time and savings deposits:
Interest-bearing deposits	8	38	46
Money market deposit accounts	(57)	24	(33)
Savings accounts	—	—	—
Certificates of deposit, $100 thousand or more	(103)	(45)	(148)
Other certificates of deposit	(167)	(21)	(188)

Total time and savings deposits	(319)	(4)	(323)
Borrowings	67	(56)	11

Total interest expense	(252)	(60)	(312)

Change in net interest income	$845	$547	$1,392

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2011 was $15.2 million, compared to $13.8 million for the three months ended March 31, 2010. The higher net interest income resulted from a 43 basis point increase in net interest margin coupled with a 3.6 percent increase in average earning assets for the first quarter of 2011 compared to the first quarter of 2010. The increase in net interest margin was principally a result of an increase in the yield on loans and a decrease in the rates paid on time and savings deposits, partially offset by a lower yield on securities and an increase in the rates paid on borrowings. The increase in the yield on loans was primarily a result of a change in the mix of loans whereby lower yielding average loans at the Retail Banking and Mortgage Banking segments declined and higher yielding loans at the Consumer Finance segment increased. The decrease in rates paid on time and savings deposits was primarily a result of a reduction in interest paid on money market deposit accounts, resulting from the sustained low interest rate environment and the repricing of higher rate certificates of deposit as they matured to lower rates. The decline in the yield on securities resulted from purchases of securities in the current low interest rate environment. The increase in rates paid on borrowings was a result of the change in the mix of borrowings as average lower cost short-term borrowings decreased primarily as a result of deposit growth, as well as the effect of a 25 basis point increase in our variable rate revolving line of credit beginning in July 2010.

Average loans, which includes both loans held for investment and loans held for sale, increased $12.0 million to $669.1 million for the quarter ended March 31, 2011 from $657.1 million for the first quarter of 2010. Average loans held for investment decreased $880,000 during the first quarter of 2011 compared to the first quarter of 2010. The Retail Banking segment’s portfolio of average loans held for investment decreased $33.7 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily as current economic conditions reduced loan demand and caused an increase in loan charge-offs and foreclosures. The Consumer Finance segment’s portfolio of average loans held for investment increased $32.6 million during the first three months of 2011, compared to the first three months of 2010, as a result of robust demand in existing and new markets. The Consumer Finance segment’s loans are typically higher yielding than other loans in our portfolio due to higher risks inherent in the portfolio.

Average loans held for sale at the Mortgage Banking segment increased $12.9 million during the first quarter of 2011, compared to the first quarter of 2010, despite loan origination volumes declining during the first quarter of 2011 compared to the first quarter of 2010, as loan balances at the beginning of the quarter benefited from stronger origination volume at the end of 2010. The decline in origination volumes during the first quarter of 2011 are a result of fluctuations in mortgage rates, a continued overall weakness in the housing market due to the challenging economic conditions and the expiration of the home buyer tax credits during the first half of 2010. The yield on the Mortgage Banking segment’s loans has decreased during the first quarter of 2011, compared to 2010, as borrowers took advantage of the continued low interest rate environment.

The overall yield on average loans increased 43 basis points to 9.78 percent for the first three months of 2011, compared to the same period in 2010, principally as a result of the shift in the mix of the portfolio from lower yielding loans held in our Retail Banking and Mortgage Banking segments to higher yielding loans in our Consumer Finance segment.

Average securities available for sale increased $13.6 million during the first quarter of 2011 compared to the first quarter of 2010. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio in conjunction with the strategy to increase the investment portfolio as a percentage of total assets. This strategy is based on the investment portfolio’s role of managing interest rate sensitivity, providing liquidity and serving as an additional source of interest income. The funding of this strategy has come from the growth in deposits, coupled with reduced loan demand in the Retail Banking segment. The lower yields on securities available for sale in the first quarter of 2011, compared to the same period in 2010, resulted from purchases of securities in the current low interest rate environment as well as purchases of shorter-term securities.

Average interest-bearing deposits in other banks increased $3.0 million during the first quarter of 2011, compared to the first quarter of 2010. The increase resulted from excess liquidity provided by growth in the Corporation’s deposit portfolio.

Average interest-bearing time and savings deposits increased $23.5 million during the three months ended March 31, 2011, compared to the same period in 2010, mainly due to higher deposit balances from municipal customers. In addition, the mix in interest-bearing time and savings deposits has shifted to shorter-term interest-bearing and money market deposit accounts from longer-term certificates of deposits which allow depositors greater flexibility for funds management and investing decisions. The average cost of deposits declined 31 basis points during the first quarter of 2011, compared to the same period in 2010 because time deposits that matured throughout 2010 and into 2011 repriced at lower interest rates, or were not renewed, and shorter-term interest-bearing deposits, which pay a lower interest rate, have increased.

Average borrowings decreased $7.5 million during the first quarter of 2011, compared to the first quarter of 2010. This decrease was attributable to reduced funding needs as the growth in average earning assets has primarily been met through the growth in average deposits. The average cost of borrowings increased 16 basis points during the first quarter of 2011, compared to the first quarter of 2010, as a result of a change in the composition of borrowings, due to repaying lower-cost short-term variable-rate borrowings with excess liquidity provided by lower loan demand and deposit growth. In addition, a 25 basis point increase, effective July 2010, in the Consumer Finance segment’s variable rate revolving line of credit also contributed to the increase in the average cost of borrowings.

Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended March 31, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,800	$—	$—	$3,800
Service charges on deposit accounts	848	—	—	—	848
Other service charges and fees	519	529	2	42	1,092
Gains on calls of available for sale securities	—	—	—	—	—
Other income	107	210	180	220	717

Total noninterest income	$1,474	$4,539	$182	$262	$6,457

(Dollars in thousands)	Three Months Ended March 31, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,751	$—	$(3)	$3,748
Service charges on deposit accounts	741	—	—	—	741
Other service charges and fees	421	486	2	—	909
Gains on calls of available for sale securities	30	—	—	30	60
Other income	26	9	157	232	424

Total noninterest income	$1,218	$4,246	$159	$259	$5,882

Total noninterest income increased $575,000, or 9.8 percent, to $6.5 million during the first quarter of 2011, compared to the first quarter of 2010. The increase primarily resulted from (1) higher service charges on deposit accounts as higher overdraft protection and returned check charges were incurred by customers in the Retail Banking segment, (2) higher other service charges primarily due to higher bank card interchange fees in the Retail Banking segment and (3) increases in other income primarily due to changes in the fair market value of deferred compensation plan assets in the Retail Banking, Mortgage Banking and Consumer Finance segments.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended March 31, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,900	$2,745	$1,655	$192	$8,492
Occupancy expenses	929	486	105	6	1,526
Other expenses:
OREO expenses	357	—	—	—	357
Provision for indemnification losses	—	231	—	—	231
Other expenses	1,710	834	656	143	3,343

Total other expenses	2,067	1,065	656	143	3,931

Total noninterest expenses	$6,896	$4,296	$2,416	$341	$13,949

(Dollars in thousands)	Three Months Ended March 31, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,600	$2,640	$1,481	$179	$7,900
Occupancy expenses	850	437	104	6	1,397
Other expenses:
OREO expenses	1,011	11	—	—	1,022
Provision for indemnification losses	—	458	—	—	458
Other expenses	1,480	688	555	92	2,815

Total other expenses	2,491	1,157	555	92	4,295

Total noninterest expenses	$6,941	$4,234	$2,140	$277	$13,592

Total noninterest expenses increased $357,000, or 2.6 percent, to $13.9 million during the first quarter of 2011, compared to the first quarter of 2010. The Retail Banking segment had (1) higher salaries and employee benefits expenses resulting from an increase in staffing levels to manage the complexity of routine compliance, regulatory and asset quality issues; (2) higher occupancy expense resulting from investments in information technology equipment; and (3) higher other expenses primarily associated with higher data processing costs, offset by lower costs associated with provisions and write-downs for foreclosed properties. The Mortgage Banking segment had slightly higher salaries and employee benefits expenses due to an increase in personnel to manage the increasingly complex regulatory environment and higher other expenses due to increases in professional fees associated with legal and compliance issues, partially offset by a reduction in the provision for indemnification losses due to an agreement reached in the second quarter of 2010 that resolved all known and unknown indemnification obligations for loans sold to the Mortgage Banking segments largest purchaser of loans prior to 2010. An increase in salaries and employee benefits expenses at the Consumer Finance segment during the first quarter of 2011 as compared to the same period in 2010 was a result of staff additions to support loan growth.

Income Taxes

Income tax expense for the three months ended March 31, 2011 totaled $1.29 million, resulting in an effective tax rate of 30.2 percent, compared to $576,000, and 25.0 percent, respectively, for the three months ended March 31, 2010. The increase in the effective tax rate during the first quarter of 2011 was a result of higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes, partially offset by the increase in income from the Retail Banking segment’s tax-exempt municipal bond portfolio.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Allowance, beginning of period	$28,840	$24,027
Provision for loan losses:
Retail Banking segment	1,050	1,150
Mortgage Banking segment	20	—
Consumer Finance segment	1,750	2,050

Total provision for loan losses	2,820	3,200
Loans charged off:
Real estate—residential mortgage	145	127
Real estate—construction	—	479
Commercial, financial and agricultural	1,581	123
Equity lines	9	—
Consumer	70	482
Consumer finance	1,689	1,930

Total loans charged off	3,494	3,141
Recoveries of loans previously charged off:
Real estate—residential mortgage	11	2
Real estate—construction	—	—
Commercial, financial and agricultural	17	6
Equity lines	—	—
Consumer	22	17
Consumer finance	549	506

Total recoveries	599	531

Net loans charged off	2,895	2,610

Allowance, end of period	$28,765	$24,617

Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.71%	1.07%

Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.03%	2.97%

Table 6 discloses the allocation of the allowance for loan losses at March 31, 2011 and December 31, 2010.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	March 31, 2011	December 31, 2010
Allocation of allowance for loan losses:
Real estate—residential mortgage	$1,685	$1,442
Real estate—construction	720	581
Commercial, financial and agricultural [1]	7,610	8,688
Equity lines	395	380
Consumer	303	307
Consumer finance	18,052	17,442

Balance	$28,765	$28,840

[1]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate—residential mortgage	$141,521	$772	$2,691	$1,643	$146,627
Real estate—construction	4,234	3,925	4,815	—	12,974
Commercial, financial and agricultural [2]	166,596	23,883	12,477	7,342	210,298
Equity lines	31,608	249	28	269	32,154
Consumer	5,149	11	407	—	5,567

	$349,108	$28,840	$20,418	$9,254	$407,620

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$228,735	$311	$229,046

[1]	At March 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate—residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate—construction	7,368	—	4,727	—	12,095
Commercial, financial and agricultural [2]	171,569	25,674	14,708	7,275	219,226
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250

	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$220,602	$151	$220,753

[1]	At December 31, 2010, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses decreased $685,000 since December 31, 2010, and the provision for loan losses at these combined segments decreased $80,000 during the first quarter of 2011, compared to the first quarter of 2010. The allowance for loan losses to total loans decreased to 2.63 percent at March 31, 2011, compared to 2.75 percent at December 31, 2010. These declines were attributable to charge-offs in the first quarter of 2011 associated with write-downs at the Retail Banking segment of several collateral-dependent commercial relationships, transfers to foreclosed properties and the settlement of a lawsuit involving tax credits transferred to the Bank prior to a customer entering bankruptcy. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $18.1 million at March 31, 2011 from $17.4 million at December 31, 2010, and its provision for loan losses decreased $300,000 during the first quarter of 2011, compared to the first quarter of 2010. The increase in the allowance for loan losses was primarily due to the growth in the loan portfolio. The allowance for loan losses to total loans was essentially flat at 7.88 percent at March 31, 2011 compared to 7.90 percent at December 31, 2010. The decrease in the provision for loan losses was primarily attributable to lower delinquencies and net charge-offs. The decreases in delinquencies and net charge-offs are a result of prudent underwriting practices, enhanced collection efforts and a stronger used vehicle market which results in higher resale values for repossessed vehicles. The Consumer Finance segment’s loan portfolio can be immediately adversely affected by the ongoing effects of the recent economic recession and less than robust recovery. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at March 31, 2011 and December 31, 2010.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking Segments

(Dollars in thousands)	March 31, 2011	December 31, 2010
Nonaccrual loans - Retail Banking	$9,254	$7,765
Nonaccrual loans - Mortgage Banking	—	—
OREO* - Retail Banking	9,688	10,295
OREO* - Mortgage Banking	201	379

Total nonperforming assets	$19,143	$18,439
Accruing loans past due for 90 days or more	$297	$1,030
Troubled debt restructurings	$9,147	$9,769
Total loans	$407,620	$414,831
Allowance for loan losses	$10,713	$11,398
Nonperforming assets to total loans and OREO*	4.58%	4.33%
Allowance for loan losses to total loans	2.63	2.75
Allowance for loan losses to nonaccrual loans	115.77	146.79

*	OREO is recorded at its estimated fair value less cost to sell.

Consumer Finance Segment

(Dollars in thousands)	March 31, 2011	December 31, 2010
Nonaccrual loans	$311	$151
Accruing loans past due for 90 days or more	$—	$—
Total loans	$229,046	$220,753
Allowance for loan losses	$18,052	$17,442
Nonaccrual consumer finance loans to total consumer finance loans	0.14%	0.07%
Allowance for loan losses to total consumer finance loans	7.88	7.90

Nonperforming assets of the Retail Banking segment totaled $18.9 million at March 31, 2011 compared to $18.1 million at December 31, 2010. Nonperforming assets of the Retail Banking segment at March 31, 2011 included $9.3 million of nonaccrual loans and $9.7 million of foreclosed, or OREO, properties. Nonaccrual loans primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.9 million have been established for the Retail Banking segment’s nonaccrual loans. We believe we have provided adequate loan loss reserves based on current appraisals of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. Foreclosed properties at March 31, 2011 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell.

Foreclosed properties of the Mortgage Banking segment totaled $201,000 at March 31, 2011, compared to $379,000 at December 31, 2010 and resulted primarily from loans that were repurchased from investors because of documentation issues. The decrease resulted from sales of foreclosed properties during the first quarter of 2011.

Accruing loans past due for 90 days or more at the combined Retail Banking and Mortgage Banking segments decreased to $297,000 at March 31, 2011, compared to $1.0 million at December 31, 2010. The decrease was due to loans being moved to a nonaccrual status, being charged-off or transferred to OREO.

Nonaccrual loans at the Consumer Finance segment have increased to $311,000 at March 31, 2011from $151,000 at December 31, 2010. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses because the Consumer Finance segment frequently initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

TABLE 9: Impaired Loans

Impaired loans, which include TDRs of $9.1 million, and the related allowance at March 31, 2011, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$2,809	$2,893	$496	$2,956	$37
Commercial, financial and agricultural:
Commercial real estate lending	3,328	3,469	739	4,654	1
Land acquisition and development lending	5,919	5,919	400	5,919	94
Builder line lending	3,232	3,232	300	1,113	—
Commercial business lending	318	443	94	833	—
Equity lines	148	150	49	148	—
Consumer	333	337	50	334	3

Total	$16,087	$16,443	$2,128	$15,957	$135

Impaired loans, which include TDRs of $9.8 million, and the related allowance at December 31, 2010, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition and development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14

Total	$16,417	$17,600	$2,633	$9,418	$215

The balance of impaired loans was $16.1 million, including $9.1 million of TDRs at March 31, 2011, for which there were specific valuation allowances of $2.1 million. At December 31, 2010, the balance of impaired loans was $16.4 million, including $9.8 million of TDRs, for which there were specific valuation allowances of $2.6 million. The Corporation has no obligation to fund additional advances on its impaired loans. The decrease in impaired loans was primarily due to charge-offs and transfers of loans to OREO during the first quarter of 2011.

TDRs at March 31, 2011 and December 31, 2010 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	March 31, 2011	December 31, 2010
Accruing TDRs	$8,583	$9,367
Nonaccrual TDRs[1]	564	402

Total TDRs[2]	$9,147	$9,769

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

FINANCIAL CONDITION

At March 31, 2011, the Corporation had total assets of $907.0 million compared to $904.1 million at December 31, 2010. The increase was principally a result of growth in the securities available for sale portfolio and an increase in cash and cash equivalents offset by a reduction of loans held for sale.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$146,627	23%	$146,073	23%
Real estate – construction	12,974	2	12,095	2
Commercial, financial and agricultural [1]	210,298	33	219,226	34
Equity lines	32,154	5	32,187	5
Consumer	5,567	1	5,250	1
Consumer finance	229,046	36	220,753	35

Total loans	636,666	100%	635,584	100%

Less allowance for loan losses	(28,765)		(28,840)

Total loans, net	$607,901		$606,744

[1]	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

The increase in total loans held for investment occurred primarily in the consumer finance category as a result of increased demand for automobiles partially offset by decreases in commercial, financial and agricultural loans due to reduced demand and foreclosures as a result of the continuing challenging economic environment.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2011 and December 31, 2010, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$13,933	10%	$13,656	10%
Mortgage-backed securities	2,895	2	2,300	2
Obligations of states and political subdivisions	118,923	88	114,288	88

Total debt securities	135,751	100	130,244	100
Preferred stock	79	*	31	*

Total available for sale securities at fair value	$135,830	100%	$130,275	100%

*	Less than one percent.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $630.0 million at March 31, 2011, compared to $625.1 million at December 31, 2010. The increase from December 31, 2010 was primarily in noninterest-bearing demand deposits due to higher account balances of several large commercial customers. The Corporation had no brokered certificates of deposit outstanding at March 31, 2011 or December 31, 2010.

Borrowings

Borrowings totaled $158.8 million at March 31, 2011, compared to $164.1 million at December 31, 2010 as the Corporation used excess liquidity resulting from reduced loan demand and deposit growth at the Retail Banking segment to reduce borrowings.

Off-Balance Sheet Arrangements

As of March 31, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

As of March 31, 2011, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at March 31, 2011 totaled $86.0 million, compared to $45.7 million at December 31, 2010 as the Corporation had higher interest-bearing deposits at other banks and a higher amount of nonpledged securities available for sale at March 31, 2011 compared to December 31, 2010. The Corporation’s funding sources, including the capacity, amount outstanding and amount available at March 31, 2011 are presented in Table 13: Funding Sources.

TABLE 13: Funding Sources

	March 31, 2011
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$36,000	$—	$36,000
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	104,778	52,500	52,278
Borrowings from Federal Reserve Bank	68,185	—	68,185
Revolving line of credit	120,000	75,184	44,816

Total	$333,963	$132,684	$201,279

We have no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are also available that can be pledged as collateral for future borrowings from the Federal Reserve Bank above the current lendable collateral value.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

TABLE 14: Capital Ratios

(Dollars in thousands)	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total Capital (to Risk-Weighted Assets)
Corporation	$114,769	17.3%	$53,208	8.0%	N/A	N/A
Bank	112,756	17.0	53,008	8.0	$66,260	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	106,203	16.0	26,604	4.0	N/A	N/A
Bank	104,221	15.7	26,504	4.0	39,756	6.0
Tier 1 Capital (to Average Assets)
Corporation	106,203	11.9	35,654	4.0	N/A	N/A
Bank	104,221	11.7	35,556	4.0	44,445	5.0

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Corporation	$112,947	16.5%	$54,647	8.0%	N/A	N/A
Bank	110,685	16.3	54,434	8.0	$68,042	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,158	15.3	27,324	4.0	N/A	N/A
Bank	101,929	15.0	27,217	4.0	40,825	6.0
Tier 1 Capital (to Average Assets)
Corporation	104,158	11.6	35,843	4.0	N/A	N/A
Bank	101,929	11.4	35,838	4.0	44,798	5.0

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no purchases of the Corporation’s Common Stock during 2011.

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

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation establishing Series A Preferred Stock, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

10.16	Base Salaries for Named Executive Officers of C&F Financial Corporation (incorporated by reference to Exhibit 10.16 to Form 10-K filed March 3, 2011)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date May 6, 2011	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date May 6, 2011	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)