Form 10-Q
period 2011-06-30
C & F FINANCIAL CORP
filed 2011-08-08
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number:  000-23423
_____________________
C&F Financial Corporation
(Exact name of registrant as specified in its charter)
_____________________

Virginia	54-1680165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Main Street West Point, VA	23181
(Address of principal executive offices)	(Zip Code)

(804) 843-2360
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
_____________________
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

At August 4, 2011, the latest practicable date for determination, 3,132,166 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$11,248	$7,150
Interest-bearing deposits in other banks	3,072	2,530
Federal funds sold	800	--

Total cash and cash equivalents	15,120	9,680
Securities-available for sale at fair value, amortized cost of $136,083 and $129,505, respectively	140,154	130,275
Loans held for sale, net	42,490	67,153
Loans, net of allowance for loan losses of $30,211 and $28,840, respectively	620,947	606,744
Federal Home Loan Bank stock, at cost	3,828	3,887
Corporate premises and equipment, net	28,899	28,743
Other real estate owned, net of valuation allowance of $3,700 and $3,979, respectively	8,173	10,674
Accrued interest receivable	5,120	5,073
Goodwill	10,724	10,724
Other assets	31,116	31,184
Total assets	$906,571	$904,137

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$95,685	$87,263
Savings and interest-bearing demand deposits	226,959	228,185
Time deposits	303,201	309,686

Total deposits	625,845	625,134
Short-term borrowings	7,750	10,618
Long-term borrowings	133,121	132,902
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,145	1,160
Other liabilities	18,982	20,926
Total liabilities	807,463	811,360

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 20,000 shares issued and outstanding)	20	20
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,132,366 and 3,118,066 shares issued and outstanding, respectively)	3,045	3,032
Additional paid-in capital	22,452	22,112
Retained earnings	71,451	67,542
Accumulated other comprehensive income, net	2,140	71
Total shareholders’ equity	99,108	92,777
Total liabilities and shareholders’ equity	$906,571	$904,137

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$17,043	$16,146	$33,389	$31,485
Interest on money market investments	16	9	31	27
Interest and dividends on securities
U.S. government agencies and corporations	55	80	106	167
Tax-exempt obligations of states and political subdivisions	1,225	1,099	2,419	2,202
Corporate bonds and other	30	28	56	73
Total interest income	18,369	17,362	36,001	33,954

Interest expense
Savings and interest-bearing deposits	274	226	606	545
Certificates of deposit, $100 or more	663	841	1,336	1,662
Other time deposits	819	1,006	1,669	2,044
Borrowings	966	996	1,932	1,949
Trust preferred capital notes	246	249	489	494
Total interest expense	2,968	3,318	6,032	6,694

Net interest income	15,401	14,044	29,969	27,260
Provision for loan losses	3,390	3,300	6,210	6,500

Net interest income after provision for loan losses	12,011	10,744	23,759	20,760

Noninterest income
Gains on sales of loans	3,696	4,679	7,496	8,427
Service charges on deposit accounts	846	865	1,694	1,606
Other service charges and fees	1,314	1,085	2,406	1,994
Net gains on calls and sales of available for sale securities	--	16	--	76
Other income	502	549	1,219	973
Total noninterest income	6,358	7,194	12,815	13,076

Noninterest expenses
Salaries and employee benefits	8,430	8,763	16,922	16,663
Occupancy expenses	1,611	1,389	3,137	2,786
Other expenses	3,928	6,054	7,859	10,349

Total noninterest expenses	13,969	16,206	27,918	29,798

Income before income taxes	4,400	1,732	8,656	4,038
Income tax expense	1,317	315	2,604	891

Net income	3,083	1,417	6,052	3,147
Effective dividends on preferred stock	290	287	579	574
Net income available to common shareholders	$2,793	$1,130	$5,473	$2,573

Per common share data
Net income – basic	$0.89	$0.37	$1.75	$0.84
Net income – assuming dilution	$0.88	$0.36	$1.73	$0.83
Cash dividends declared	$0.25	$0.25	$0.50	$0.50
Weighted average number of shares – basic	3,131,203	3,084,255	3,127,536	3,078,970
Weighted average number of shares – assuming dilution	3,159,260	3,102,643	3,163,210	3,100,669

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2010	$20	$3,032	$22,112	$67,542	$71	$92,777
Comprehensive income:
Net income	—	—	—	6,052	—	6,052
Other comprehensive income, net
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	7
Unrealized loss on cash flow hedging instruments, net	—	—	—	—	(84)
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	2,146

Other comprehensive income, net	—	—	—	—	2,069	2,069

Comprehensive income	—	—	—	—	—	8,121
Share-based compensation	—	—	132	—	—	132
Stock options exercised	—	8	134	—	—	142
Restricted stock vested	—	5	(5)	—	—	—
Accretion of preferred stock discount	—	—	79	(79)	—	—
Cash dividends paid – common stock ($0.50 per share)	—	—	—	(1,564)	—	(1,564)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(500)	—	(500)
Balance June 30, 2011	$20	$3,045	$22,452	$71,451	$2,140	$99,108

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2009	$20	$3,009	$21,210	$63,669	$968	$88,876
Comprehensive income:
Net income	—	—	—	3,147	—	3,147
Other comprehensive income, net
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	(8)
Unrealized loss on cash flow hedging instruments, net	—	—	—	—	(93)
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	340

Other comprehensive income, net	—	—	—	—	239	239

Comprehensive income	—	—	—	—	—	3,386
Share-based compensation	—	—	194	—	—	194
Stock options exercised	—	9	136	—	—	145
Accretion of preferred stock discount	—	—	74	(74)	—	—
Cash dividends paid – common stock ($0.50 per share)	—	—	—	(1,541)	—	(1,541)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(500)	—	(500)
Balance June 30, 2010	$20	$3,018	$21,614	$64,701	$1,207	$90,560

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$6,052	$3,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,025	942
Provision for loan losses	6,210	6,500
Provision for indemnifications	406	3,177
Provision for other real estate owned losses	411	1,220
Share-based compensation	132	194
Accretion of discounts and amortization of premiums on securities, net	388	244
Net realized gain on securities	--	(76)
Realized losses (gains) on sales of other real estate owned	21	(6)
Proceeds from sales of loans	297,725	308,493
Origination of loans held for sale	(273,062)	(343,355)
Change in other assets and liabilities:
Accrued interest receivable	(47)	249
Other assets	(1,240)	(1,169)
Accrued interest payable	(15)	35
Other liabilities	(2,477)	(3,599)
Net cash provided by (used in) operating activities	35,529	(24,004)

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	15,311	15,140
Purchases of securities available for sale	(22,219)	(17,434)
Net increase in customer loans	(24,034)	(9,859)
Other real estate owned improvements	--	(131)
Proceeds from sales of other real estate owned	5,894	993
Purchases of corporate premises and equipment, net	(1,181)	(1,078)
Net cash used in investing activities	(26,229)	(12,369)

Financing activities:
Net increase (decrease) in demand, interest-bearing demand and savings deposits	7,196	(5,932)
Net (decrease) increase in time deposits	(6,485)	13,947
Net (decrease) increase in borrowings	(2,649)	6,281
Proceeds from exercise of stock options	142	145
Cash dividends	(2,064)	(2,041)
Net cash (used in) provided by financing activities	(3,860)	12,400

Net increase (decrease) in cash and cash equivalents	5,440	(23,973)
Cash and cash equivalents at beginning of period	9,680	38,061
Cash and cash equivalents at end of period	$15,120	$14,088

Supplemental disclosure
Interest paid	$6,047	$6,659
Income taxes paid	4,261	3,268
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$3,300	$521
Loans transferred to other real estate owned	(3,621)	(2,278)
Pension adjustment	11	(12)
Unrealized loss on cash flow hedging instrument	(138)	(149)

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

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Title Agency, Inc., C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC and Certified Appraisals LLC, provides ancillary mortgage loan production services, such as loan settlements, title searches and residential appraisals. C&F Finance, acquired on September 1, 2002, is a regional finance company providing automobile loans. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. Business segment data is presented in Note 9.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheets. The derivative financial instruments have been designated as and qualify as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Share-Based Compensation: Compensation expense for the second quarter and first six months of 2011 included net forfeitures of $25,000 ($15,000 after tax benefit) and net expense of $132,000 ($82,000 after tax), respectively, for restricted stock granted since 2006. As of June 30, 2011, there was $1.06 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity during the six months ended June 30, 2011 and stock options outstanding as of June 30, 2011 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2011	390,617	$34.95	3.7
Exercised	(8,500)	16.75
Cancelled	(2,000)	16.75
Options outstanding and exercisable at June 30, 2011	380,117	$35.45	3.3	$58

*	Weighted average

A summary of activity for restricted stock awards during the first six months of 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2011	86,025	$25.89
Granted	12,950	$22.42
Vested	(4,850)	$25.76
Cancelled	(7,150)	$27.04
Unvested, June 30, 2011	86,975	$25.29

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU are intended to provide guidance to allow a creditor to determine whether a restructuring is a troubled debt restructuring (TDR) by clarifying the guidance on a creditor’s evaluation of whether it has granted a concession or not and whether a debtor is experiencing financial difficulties or not. The amendments in this ASU are effective for periods beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Upon adoption, the disclosure requirements promulgated in ASU 2010-20 related to TDRs will become effective. The adoption of ASU 2011-02 is not expected to have a material effect on the Corporation’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing – Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date.  The adoption of the new guidance is not expected to have a material effect on the Corporation’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards.  The amendments are effective for interim and annual periods beginning after December 15, 2011, with prospective application.  The adoption of the amendments is not expected to have a material effect on the Corporation’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income – Presentation of Comprehensive Income.  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively.  The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted.  The amendments do not require transition disclosures.  The adoption of the amendments is not expected to have a material effect on the Corporation’s consolidated financial statements.

The SEC issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting.  The rule requires companies to submit financial statements in extensible business reporting language (i.e., XBRL) format with their SEC filings on a phased-in schedule.  Based on this schedule, the Corporation is required to provide interactive data reports starting with the quarterly report for the period ending June 30, 2011.  The rule had no effect on the Corporation’s consolidated financial statements.  The interactive data reports have been included in this quarterly report as Exhibit 101.

NOTE 2: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	June 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$12,506	$72	$(4)	$12,574
Mortgage-backed securities	2,608	91	—	2,699
Obligations of states and political subdivisions	120,942	3,980	(194)	124,728
Preferred stock	27	126	—	153
	$136,083	$4,269	$(198)	$140,154

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$13,629	$57	$(30)	$13,656
Mortgage-backed securities	2,229	78	(7)	2,300
Obligations of states and political subdivisions	113,620	1,694	(1,026)	114,288
Preferred stock	27	7	(3)	31
	$129,505	$1,836	$(1,066)	$130,275

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at June 30, 2011, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2011
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,613	$27,811
Due after one year through five years	30,332	30,923
Due after five years through ten years	49,854	51,712
Due after ten years	28,257	29,555
Preferred stock	27	153
	$136,083	$140,154

Proceeds from the maturities, calls and sales of securities available for sale for the six months ended June 30, 2011 were $15.31 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $89.80 million and an aggregate fair value of $92.79 million were pledged at June 30, 2011. Securities with an aggregate amortized cost of $93.56 million and an aggregate fair value of $94.28 million were pledged at December 31, 2010.

Securities in an unrealized loss position at June 30, 2011, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$1,529	$4	$—	$—	$1,529	$4
Obligations of states and political subdivisions	9,040	107	1,408	87	10,448	194
Total temporarily impaired securities	$10,569	$111	$1,408	$87	$11,977	$198

There are 40 debt securities with fair values totaling $11.98 million considered temporarily impaired at June 30, 2011.  The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates.  During the second quarter of 2011, the municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, experienced rising securities prices given overall lower interest rates and the continued limited supply of new municipal bond issuances.  The drop in supply was due to Congress not reauthorizing the Build America Bond program to continue after 2010 and reluctance on the part of municipalities to incur more debt service given the challenges many face in balancing budgets.  The vast majority of the Corporation’s municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt servicing obligations.  At June 30, 2011, approximately 95 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.  Of those in a net unrealized loss position, approximately 90 percent were rated “A” or better, as measured by market value, at June 30, 2011.  Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2011 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.83 million at June 30, 2011 and $3.89 million at December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Real estate – residential mortgage	$147,452	$146,073
Real estate – construction 1	10,068	12,095
Commercial, financial and agricultural 2	211,855	219,226
Equity lines	32,390	32,187
Consumer	5,621	5,250
Consumer finance	243,772	220,753
	651,158	635,584
Less allowance for loan losses	(30,211)	(28,840)
Loans, net	$620,947	$606,744

___________________
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $286,000 and $378,000 of demand deposit overdrafts at June 30, 2011 and December 31, 2010, respectively.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Real estate – residential mortgage	$1,755	$189
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	4,547	5,760
Land acquisition and development lending	—	—
Builder line lending	2,285	67
Commercial business lending	105	1,448
Equity lines	130	266
Consumer	—	35
Consumer finance	261	151
Total loans on nonaccrual status	$9,083	$7,916

The past due status of loans as of June 30, 2011 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,043	$787	$1,317	$3,147	$144,305	$147,452	$—
Real estate – construction:
Construction lending	—	—	—	—	8,672	8,672	—
Consumer lot lending	—	—	—	—	1,396	1,396	—
Commercial, financial and agricultural:
Commercial real estate lending	1,666	1,039	3,226	5,931	105,922	111,853	—
Land acquisition and development lending	—	—	—	—	33,467	33,467	—
Builder line lending	—	19	—	19	19,774	19,793	—
Commercial business lending	—	156	79	235	46,507	46,742	—
Equity lines	125	11	—	136	32,254	32,390	—
Consumer	377	—	—	377	5,244	5,621	2
Consumer finance	4,394	1,165	261	5,820	237,952	243,772	—
Total	$7,605	$3,177	$4,883	$15,665	$635,493	$651,158	$2

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

The past due status of loans as of December 31, 2010 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,605	$826	$751	$3,182	$142,891	$146,073	$676
Real estate – construction:
Construction lending	—	—	—	—	10,744	10,744	—
Consumer lot lending	—	—	—	—	1,351	1,351	—
Commercial, financial and agricultural:
Commercial real estate lending	59	—	2,840	2,899	108,418	111,317	186
Land acquisition and development lending	—	—	—	—	34,314	34,314	—
Builder line lending	—	1,450	195	1,645	23,171	24,816	128
Commercial business lending	9	—	1,383	1,392	47,387	48,779	—
Equity lines	223	115	35	373	31,814	32,187	35
Consumer	1	11	38	50	5,200	5,250	5
Consumer finance	4,913	829	151	5,893	214,860	220,753	—
Total	$6,810	$3,231	$5,393	$15,434	$620,150	$635,584	$1,030

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

Impaired loans, which included TDRs of $12.47 million, and the related allowance at June 30, 2011, as well as average impaired loans and interest income recognized for the first half of 2011, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,146	$3,148	$576	$3,051	$71
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	4,035	4,418	778	4,070	13
Land acquisition and development lending	5,919	6,268	500	5,919	189
Builder line lending	2,285	2,285	300	2,021	—
Commercial business lending	466	477	81	496	1
Equity lines	—	—	—	74	—
Consumer	332	332	50	333	7
Total	$16,183	$16,928	$2,285	$15,964	$281

The Corporation has no obligation to fund additional advances on its impaired loans.

Impaired loans, which included TDRs of $9.77 million, and the related allowance at December 31, 2010 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition and development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14
Total	$16,417	$17,600	$2,633	$9,418	$215

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at the beginning of period	$28,765	$24,617	$28,840	$24,027
Provision charged to operations	3,390	3,300	6,210	6,500
Loans charged off	(2,610)	(3,284)	(6,104)	(6,425)
Recoveries of loans previously charged off	666	521	1,265	1,052
Balance at the end of period	$30,211	$25,154	$30,211	$25,154

The following table presents, as of and for the six months ended June 30, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at beginning of period	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Provision charged to operations	811	147	1,376	177	74	3,625	6,210
Loans charged off	(283)	—	(2,530)	(9)	(167)	(3,115)	(6,104)
Recoveries of loans previously charged off	14	—	21	—	41	1,189	1,265
Balance at end of period	$1,984	$728	$7,555	$548	$255	$19,141	$30,211
Ending balance: individually evaluated for impairment	$576	$—	$1,659	$—	$50	$—	$2,285
Ending balance: collectively evaluated for impairment	$1,408	$728	$5,896	$548	$205	$19,141	$27,926
Loans:
Ending balance	$147,452	$10,068	$211,855	$32,390	$5,621	$243,772	$651,158
Ending balance: individually evaluated for impairment	$3,146	$—	$12,705	$—	$332	$—	$16,183
Ending balance: collectively evaluated for impairment	$144,306	$10,068	$199,150	$32,390	$5,289	$243,772	$634,975

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at end of period	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Ending balance: individually evaluated for impairment	$466	$—	$2,067	$49	$51	$—	$2,633
Ending balance: collectively evaluated for impairment	$976	$581	$6,621	$331	$256	$17,442	$26,207
Loans:
Ending balance	$146,073	$12,095	$219,226	$32,187	$5,250	$220,753	$635,584
Ending balance: individually evaluated for impairment	$3,110	$—	$12,821	$148	$338	$—	$16,417
Ending balance: collectively evaluated for impairment	$142,963	$12,095	$206,405	$32,039	$4,912	$220,753	$619,167

Loans by credit quality indicators as of June 30, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$141,113	$1,398	$3,186	$1,755	$147,452
Real estate – construction:
Construction lending	1,932	3,925	2,815	—	8,672
Consumer lot lending	1,396	—	—	—	1,396
Commercial, financial and agricultural:
Commercial real estate lending	92,996	8,653	5,657	4,547	111,853
Land acquisition and development lending	13,725	10,951	8,791	—	33,467
Builder line lending	12,751	4,738	19	2,285	19,793
Commercial business lending	41,221	4,709	707	105	46,742
Equity lines	31,417	327	516	130	32,390
Consumer	5,212	10	399	—	5,621
	$341,763	$34,711	$22,090	$8,822	$407,386

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$243,511	$261	$243,772

___________________
1 At June 30, 2011, the Corporation did not have any loans classified as Doubtful or Loss.
Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate – construction:
Construction lending	6,017	—	4,727	—	10,744
Consumer lot lending	1,351	—	—	—	1,351
Commercial, financial and agricultural:
Commercial real estate lending	93,235	12,002	320	5,760	111,317
Land acquisition and development lending	21,642	3,394	9,278	—	34,314
Builder line lending	13,827	6,112	4,810	67	24,816
Commercial business lending	42,865	4,166	300	1,448	48,779
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250
	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$220,602	$151	$220,753

___________________
1 At December 31, 2010, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 5: Stockholders’ Equity

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets of $1.13 million and $644,000 as of June 30, 2011 and 2010, respectively.

(Dollars in thousands)	June 30,
	2011	2010
Net unrealized gains on securities	$2,646	$1,507
Net unrecognized loss on cash flow hedges	(174)	(207)
Net unrecognized losses on defined benefit pension plan	(332)	(93)
Total cumulative other comprehensive income	$2,140	$1,207

The Corporation had no net gains from securities reclassified from other comprehensive income to earnings for the six months ended June 30, 2011. The Corporation reclassified net gains of $49,000 from other comprehensive income to earnings for the six months ended June 30, 2010.

Subsequent Event

On July 27, 2011, the Corporation redeemed $10.00 million, or 50 percent, of the $20.00 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the preferred stock) issued to the United States Department of the Treasury in January 2009 under the Capital Purchase Program (CPP).  The Corporation paid $10.10 million to redeem the preferred stock, consisting of $10.00 million in liquidation value and $100,000 of accrued and unpaid dividends associated with the preferred stock.  The funds for this redemption were provided by existing financial resources of the Corporation, and because no new capital was issued, there was no dilution to the Corporation’s common shareholders resulting from this redemption.  As a result of this redemption, preferred stock dividends will be reduced annually by $500,000, and the Corporation will accelerate the accretion of the corresponding portion of the preferred stock discount, thereby reducing net income available to common shareholders by approximately $213,000 in the third quarter of 2011.  This redemption will also be reflected in the Corporation’s capital ratios beginning in the third quarter of 2011.

NOTE 6: Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2011	2010
Net income	$3,083	$1,417
Accumulated dividends on Series A Preferred Stock	(250)	(250)
Accretion of Series A Preferred Stock discount	(40)	(37)
Net income available to common shareholders	$2,793	$1,130
Weighted average number of common shares used in earnings per common share – basic	3,131,203	3,084,255
Effect of dilutive securities:
Stock option awards and Warrant	28,057	18,388
Weighted average number of common shares used in earnings per common share – assuming dilution	3,159,260	3,102,643

(Dollars in thousands)	Six Months Ended June 30,
	2011	2010
Net income	$6,052	$3,147
Accumulated dividends on Series A Preferred Stock	(500)	(500)
Accretion of Series A Preferred Stock discount	(79)	(74)
Net income available to common shareholders	$5,473	$2,573
Weighted average number of common shares used in earnings per common share – basic	3,127,536	3,078,970
Effect of dilutive securities:
Stock option awards and Warrant	35,674	21,699
Weighted average number of common shares used in earnings per common share – assuming dilution	3,163,210	3,100,669

Potential common shares that may be issued by the Corporation for its stock option awards and the warrant to purchase common shares issued in connection with the Corporation’s participation in the CPP are determined using the treasury stock method. Approximately 354,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the each of the three months ended June 30, 2011 and 2010, and 328,000 and 354,000 for the six months ended June 30, 2011 and 2010, respectively, were not included in computing diluted earnings per common share because they were anti-dilutive.

NOTE 7: Employee Benefit Plans

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2011	2010
Service cost	$153	$133
Interest cost	109	99
Expected return on plan assets	(145)	(124)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	(17)	(17)
Amortization of net loss	16	12
Net periodic benefit cost	$115	$102

(Dollars in thousands)	Six Months Ended June 30,
	2011	2010
Service cost	$306	$266
Interest cost	218	198
Expected return on plan assets	(290)	(248)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	(34)	(34)
Amortization of net loss	32	24
Net periodic benefit cost	$230	$204

The Bank made a $1.5 million contribution to this plan in the second quarter of 2011.

NOTE 8: Fair Value of Assets and Liabilities

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of June 30, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the balances of financial assets measured at fair value on a recurring basis.

	June 30, 2011
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$12,574	—	$12,574
Mortgage-backed securities	—	2,699	—	2,699
Obligations of states and political subdivisions	—	124,728	—	124,728
Preferred stock	—	153	—	153
Total securities available for sale	—	$140,154	—	$140,154
Liabilities:
Derivative payable	—	$286	—	$286
Total liabilities	—	$286	—	$286

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$13,656	—	$13,656
Mortgage-backed securities	—	2,300	—	2,300
Obligations of states and political subdivisions	—	114,288	—	114,288
Preferred stock	—	31	—	31
Total securities available for sale	—	$130,275	—	$130,275
Liabilities:
Derivative payable	—	$148	—	$148
Total liabilities	—	$148	—	$148

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheets. For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheets, the following table provides the fair value measures by level of valuation assumptions used. Fair value adjustments for other real estate owned (OREO) are recorded in other noninterest expense and fair value adjustments for impaired loans are recorded in the provision for loan losses, in the consolidated statements of income.

	June 30, 2011
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	—	$13,898	—	$13,898
OREO, net	—	8,173	—	8,173
Total	—	$22,071	—	$22,071

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	—	$13,784	—	$13,784
OREO, net	—	10,674	—	10,674
Total	—	$24,458	—	$24,458

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheets at fair value.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$15,120	$15,120	$9,680	$9,680
Securities	140,154	140,154	130,275	130,275
Loans, net	620,947	622,212	606,744	607,264
Loans held for sale, net	42,490	43,823	67,153	67,314
Accrued interest receivable	5,120	5,120	5,073	5,073
Financial liabilities:
Demand deposits	322,644	322,644	315,448	315,448
Time deposits	303,201	307,738	309,686	315,009
Borrowings	161,491	157,879	164,140	160,398
Derivative payable	286	286	148	148
Accrued interest payable	1,145	1,145	1,160	1,160

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of June 30, 2011 and December 31, 2010.

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

Certain loans are accounted for under ASC Topic 310 - Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data, which in some cases may be adjusted to reflect current trends, including sales prices, expenses, absorption periods and other current relevant factors (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements, if not considered significant, using observable market data (Level 2). At June 30, 2011 and December 31, 2010, the Corporation’s impaired loans were valued at $13.90 million and $13.78 million, respectively.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three or six months ended June 30, 2011.

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

NOTE 9: Business Segments

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

The Corporation’s other segment includes an investment company that derives revenues from brokerage services, an insurance company that derives revenues from insurance services, and a title company that derives revenues from title insurance services. The results of the other segment are not significant to the Corporation as a whole and have been included in “Other.”  Certain expenses of the Corporation are also included in “Other,” and consist primarily of interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

	Three Months Ended June 30, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,174	$386	$10,877	$—	$(1,068)	$18,369
Gains on sales of loans	—	3,696	—	—	—	3,696
Other noninterest income	1,501	703	157	301	—	2,662
Total operating income	9,675	4,785	11,034	301	(1,068)	24,727

Expenses:
Interest expense	2,290	50	1,442	254	(1,068)	2,968
Provision for loan losses	1,500	15	1,875	—	—	3,390
Salaries and employee benefits	3,586	2,978	1,674	192	—	8,430
Other noninterest expenses	3,217	1,356	878	88	—	5,539
Total operating expenses	10,593	4,399	5,869	534	(1,068)	20,327
Income (loss) before income taxes	(918)	386	5,165	(233)	—	4,400
Provision for (benefit from) income taxes	(764)	154	2,015	(87)	(1)	1,317
Net income (loss)	$(154)	$232	$3,150	$(146)	$1	$3,083
Total assets	$752,252	$53,119	$246,730	$2,778	$(148,308)	$906,571
Capital expenditures	$237	$(8)	$415	$1	$—	$645

	Three Months Ended June 30, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,556	$583	$9,120	$42	$(939)	$17,362
Gains on sales of loans	—	4,679	—	—	—	4,679
Other noninterest income	1,475	594	134	312	—	2,515
Total operating income	10,031	5,856	9,254	354	(939)	24,556

Expenses:
Interest expense	2,638	91	1,286	258	(955)	3,318
Provision for loan losses	1,450	—	1,850	—	—	3,300
Salaries and employee benefits	3,595	3,532	1,466	171	(1)	8,763
Other noninterest expenses	2,837	3,797	668	141	—	7,443
Total operating expenses	10,520	7,420	5,270	570	(956)	22,824
Income (loss) before income taxes	(489)	(1,564)	3,984	(216)	17	1,732
Provision for (benefit from) income taxes	(537)	(626)	1,554	(81)	5	315
Net income (loss)	$48	$(938)	$2,430	$(135)	$12	$1,417
Total assets	$767,465	$75,904	$209,549	$2,589	$(151,383)	$904,124
Capital expenditures	$558	$80	$25	$—	$—	$663

	Six Months Ended June 30, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$16,204	$787	$21,086	$—	$(2,076)	$36,001
Gains on sales of loans	—	7,496	—	—	—	7,496
Other noninterest income	2,975	1,442	339	563	—	5,319
Total operating income	19,179	9,725	21,425	563	(2,076)	48,816

Expenses:
Interest expense	4,677	112	2,815	506	(2,078)	6,032
Provision for loan losses	2,550	35	3,625	—	—	6,210
Salaries and employee benefits	7,486	5,723	3,329	384	—	16,922
Other noninterest expenses	6,213	2,907	1,639	237	—	10,996
Total operating expenses	20,926	8,777	11,408	1,127	(2,078)	40,160
Income (loss) before income taxes	(1,747)	948	10,017	(564)	2	8,656
Provision for (benefit from) income taxes	(1,469)	379	3,907	(214)	1	2,604
Net income (loss)	$(278)	$569	$6,110	$(350)	$1	$6,052
Total assets	$752,252	$53,119	$246,730	$2,778	$(148,308)	$906,571
Capital expenditures	$486	$69	$623	$3	$—	$1,181

	Six Months Ended June 30, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$17,020	$860	$17,740	$101	$(1,767)	$33,954
Gains on sales of loans	—	8,430	—	—	(3)	8,427
Other noninterest income	2,692	1,089	293	575	—	4,649
Total operating income	19,712	10,379	18,033	676	(1,770)	47,030

Expenses:
Interest expense	5,358	115	2,498	511	(1,788)	6,694
Provision for loan losses	2,600	—	3,900	—	—	6,500
Salaries and employee benefits	7,193	6,171	2,947	351	1	16,663
Other noninterest expenses	6,180	5,393	1,327	235	—	13,135
Total operating expenses	21,331	11,679	10,672	1,097	(1,787)	42,992
Income (loss) before income taxes	(1,619)	(1,300)	7,361	(421)	17	4,038
Provision for (benefit from) income taxes	(1,306)	(520)	2,871	(160)	6	891
Net income (loss)	$(313)	$(780)	$4,490	$(261)	$11	$3,147
Total assets	$767,465	$75,904	$209,549	$2,589	$(151,383)	$904,124
Capital expenditures	$719	$273	$86	$—	$—	$1,078

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

NOTE 10: Commitments and Financial Instruments with Off-Balance-Sheet Risk

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

	Three Months Ended June 30,
(Dollars in thousands)	2011	2010
Allowance, beginning of period	$1,522	$2,700
Provision for indemnification losses	175	2,719
Payments	161	91
Allowance, end of period	$1,536	$5,328

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Allowance, beginning of period	$1,291	$2,538
Provision for indemnification losses	406	3,177
Payments	161	387
Allowance, end of period	$1,536	$5,328

The Bank reached an agreement to settle a lawsuit seeking the return of tax credits transferred to the Bank by a customer for payment of principal, interest and operating reserves related to an existing loan and the extension of an additional loan in the period prior to the customer entering bankruptcy. The settlement agreement called for the Bank to return certain unused tax credits and make a one-time cash payment. As a result, during the first quarter of 2011, the Corporation increased the provision for loan losses by $300,000 resulting from the charge-off of previously recognized principal payments. This is in addition to an accrual of other expenses of $200,000 recorded during 2010. The Corporation will not accrue any additional expenses related to the settlement subsequent to the first quarter of 2011.

NOTE 11: Derivatives

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify a portion of the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.00 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2015.

The cash flow hedges’ total notional amount is $10.00 million. At June 30, 2011, the cash flow hedges had a fair value of ($286,000), which is recorded in other liabilities. The cash flow hedges were fully effective at June 30, 2011 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income, net of deferred income taxes.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Provision for indemnification losses	$175	$2,719	$406	$3,177
Loan and OREO expenses	717	584	1,187	1,716
Data processing fees	580	470	1,131	862
Telecommunication expenses	284	250	547	504
FDIC expenses	248	238	496	488
Professional fees	475	423	1,028	767
All other noninterest expenses	1,449	1,370	3,064	2,835
Total Other Noninterest Expenses	$3,928	$6,054	$7,859	$10,349

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and TDRs and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields, the deposit portfolio, including trends in deposit maturities and rates and deposit portfolio mix, interest rate sensitivity, market risk, regulatory developments, capital requirements, growth strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•
the legislative/regulatory climate, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and regulations promulgated thereunder and the effect of restrictions imposed on us as a participant in the CPP

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

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs are also considered impaired loans. A TDR occurs when we agree to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheets. The derivative financial instruments have been designated as and qualify as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

Financial Performance Measures

Net income for the Corporation was $3.08 million for the three months ended June 30, 2011, compared with $1.42 million for the three months ended June 30, 2010.  Net income for the Corporation was $6.05 million for the first six months of 2011, compared with $3.15 million for the first six months of 2010.  Net income available to common shareholders was $2.79 million, or $0.88 per common share assuming dilution, for the three months ended June 30, 2011, compared with $1.13 million, or $0.36 per common share assuming dilution, for the three months ended June 30, 2010.  Net income available to common shareholders was $5.47 million, or $1.73 per common share assuming dilution for the first half of 2011, compared to $2.57 million, or $0.83 per common share assuming dilution for the first half of 2010.  The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the CPP.  The financial results for the second quarter and first six months of 2011 were affected by (1) the strong earnings in the Consumer Finance segment, which continues to benefit from substantial loan growth, low net charge-offs and the current low interest rate environment, (2) modest profitability in the Mortgage Banking segment, which has benefited from lower provisions for indemnification losses and lower production-based and income-based compensation during 2011, with an offsetting volume-based decline in gains on sales of loans, and (3) a slight net loss in the Retail Banking segment, which has incurred a decline in loans to customers due to weak loan demand in the current economic environment, continuing elevated loan loss provisions and expenses associated with foreclosed properties and higher costs associated with increasingly complex compliance and regulatory issues.

The Corporation’s ROE and ROA were 14.41 percent and 1.24 percent, respectively, on an annualized basis for the second quarter of 2011, compared to 6.51 percent and 0.51 percent, respectively, for the second quarter of 2010.  For the first six months of 2011, on an annualized basis, the Corporation’s ROE and ROA were 14.46 percent and 1.21 percent, respectively, compared to 7.39 percent and 0.59 percent, respectively, for the first six months of 2010.  The increase in these ratios during 2011 was primarily due to the performance of the Consumer Finance segment, while the Retail Banking and Mortgage Banking segments continue to be negatively affected by the challenging economic environment and issues facing the financial services industry in general.

Principal Business Activities.  An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: C&F Bank reported a net loss of $154,000 for the second quarter of 2011, compared to net income of $48,000 for the second quarter of 2010.  For the first six months of 2011, C&F Bank reported a net loss of $278,000, compared to a net loss of $313,000 for the first six months of 2010.

Factors affecting the losses for the three and six months ended June 30, 2011 were (1) decreases in net interest margin resulting from an increase in lower yielding intercompany loans to the Mortgage Banking and Consumer Finance segments, (2) a net decrease in average loans to customers of the Retail Banking segment, causing the Retail Banking segment’s loan portfolio to consist of a higher percentage of the lower-yielding intercompany loans, and (3) higher personnel costs principally attributable to growth in the number of personnel to manage the increasing complexity of routine compliance, regulatory and asset quality issues.  Partially offsetting these negative factors were an increase in activity-based bank card interchange income and a decline in write-downs and expenses associated with foreclosed properties.

C&F Bank’s average customer loan portfolio has declined to $405.20 million for the second quarter of 2011 from $438.63 million for the second quarter of 2010.  For the first half of 2011, the average customer loan portfolio has declined to $406.93 million from $440.49 million for the first half of 2010.  Given these declines and weak loan demand in the current economic environment, the Retail Banking segment’s net interest margin may experience compression in the coming months if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets.
The Bank’s nonperforming assets were $17.00 million at June 30, 2011, compared to $18.06 million at December 31, 2010.  Nonperforming assets at June 30, 2011 included $8.82 million in nonaccrual loans, compared to $7.77 million at December 31, 2010, and $8.18 million in foreclosed properties, compared to $10.29 million at December 31, 2010.  TDRs were $12.47 million at June 30, 2011 compared to $9.77 million at December 31, 2010.  Nonaccrual loans, which include $3.25 million and $402,000 of TDRs at June 30, 2011 and December 31, 2010, respectively, primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties.  Specific reserves of $1.29 million have been established for nonaccrual loans as of June 30, 2011.  Management believes it has provided adequate loan loss reserves for all of the Retail Banking segment’s loans.  Foreclosed properties at June 30, 2011 consist of both residential and non-residential properties. These properties have been written down to their estimated fair values less selling costs.

Mortgage Banking: C&F Mortgage reported net income of $232,000 for the second quarter of 2011, compared to a net loss of $938,000 for the second quarter of 2010.  For the first six months of 2011, C&F Mortgage reported net income of $569,000, compared to a net loss of $780,000 for the first six months of 2010.

The improvements in net income for the three and six months ended June 30, 2011, as compared to the same periods in 2010, were attributable to decreases of $2.54 million and $2.77 million in the provision for indemnification losses for the three and six months ended June 30, 2011, respectively.  During the second quarter of 2010, C&F Mortgage entered into an agreement with one of its largest investors that resolved all known and unknown indemnification obligations for loans sold to that investor prior to 2010.  With this agreement in place, there has been a reduction in indemnification expense in 2011.

Loan origination volume decreased for the second quarter of 2011 to $148.99 million, compared to $208.88 million for the second quarter of 2010.  Similarly, loan origination volume for the first half of 2011 decreased to $273.06 million from $343.36 million for the first half of 2010.  For the second quarter of 2011, the amount of loan originations for refinancings and home purchases were $21.50 million and $127.49 million, respectively, compared to $37.60 million and $171.28 million, respectively, for the second quarter of 2010.  For the first half of 2011, the amount of loan originations for refinancings and home purchases were $60.07 million and $212.99 million, respectively, compared to $71.14 million and $272.22 million, respectively, for the first half of 2010.  The decline in origination volumes is a result of fluctuations in mortgage rates, a continued overall weakness in the housing market due to the challenging economic conditions and the expiration of the homebuyer tax credits that boosted loan demand during the first half of 2010.  These declines in loan originations in 2011 resulted in lower gains on sales of loans, which were $3.70 million and $7.50 million for the three and six months ended June 30, 2011, respectively, compared to $4.68 million and $8.43 million for the three and six months ended June 30, 2010, respectively.  Partially offsetting these revenue declines was lower production-based and income-based compensation for the comparable periods in 2011 and 2010.

Other items affecting earnings during 2011 included increases of $162,000 and $233,000 in non-production salaries expense for the three and six months ended June 30, 2011, respectively, in order to manage the increasingly complex regulatory environment and increases of $65,000 and $206,000 in professional fees for the three and six months ended June 30, 2011, respectively, due to increased legal and compliance costs.

Consumer Finance:  C&F Finance reported net income of $3.15 million for the second quarter of 2011, compared to net income of $2.43 million for the second quarter of 2010.  For the first six months of 2011, C&F Finance reported net income of $6.11 million, compared to net income of $4.49 million for the first six months of 2010.

The earnings increases in 2011 resulted from the effects of (1) increases in average loans outstanding of 16.51 percent and 16.72 percent for the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010, (2) the sustained low cost of the Consumer Finance segment’s variable-rate borrowings and (3) a $25,000 increase and a $275,000 decrease in the provision for loan losses for the three and six months ended June 30, 2011, respectively.  The reduction in the provision for loan losses for the first half of 2011 was attributable to lower net charge-offs, which resulted from lower delinquencies, fewer repossessions and a higher recovery rate on sales of repossessed vehicles fueled by robust used car demand.

Also affecting earnings were increases in personnel costs of 14.19 percent and 12.96 percent for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  The increases resulted from an increase in the number of personnel to manage the growth in loans outstanding and higher variable compensation resulting from increased profitability, loan growth and portfolio performance.

The allowance for loan losses as a percentage of loans remained approximately the same, 7.85 percent, at June 30, 2011, compared to 7.90 percent at December 31, 2010.  Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Other and Eliminations:  The net losses for the three and six months ended June 30, 2011 for this combined segment were $145,000 and $349,000, respectively, compared to net losses of $123,000 and $250,000 for the three and six months ended June 30, 2010, respectively. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management. Total shareholders’ equity was $99.11 million at June 30, 2011, compared to $92.78 million at December 31, 2010, which is an increase of $6.33 million primarily attributable to earnings for the first half of 2011.

We have continued to manage our capital through changes in asset size and dividends on common shares outstanding. The capital and liquidity positions of the Corporation remain strong.  Capital has continued to grow during the first six months of 2011 and exceeds current regulatory capital standards for being well-capitalized.  While the Corporation continues to participate in the CPP, on July 27, 2011, it completed the redemption of $10.00 million, or 50 percent, of the $20.00 million of preferred shares issued under the CPP.  The funds for this redemption were provided by existing financial resources of the Corporation, and because no new capital was issued, there was no dilution to the Corporation’s common shareholders as a result of the redemption.  As a result of this redemption, preferred stock dividends will be reduced annually by $500,000, and the Corporation will accelerate the accretion of a portion of its preferred stock discount, which will reduce net income available to common shareholders by approximately $213,000 in the third quarter of 2011.  We will continue to assess our on-going participation in the CPP based upon the economic and regulatory environment and our capital levels.

We also manage capital through dividends to the Corporation’s shareholders.  The Corporation’s board of directors continued its policy of paying dividends in 2011.  The dividend payout ratios for the three and six months ended June 30, 2011 were 28.09 percent and 28.57 percent, respectively, of net income available to common shareholders.  The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings.  However, in connection with the Corporation’s continued participation in the CPP there are limitations on the Corporation’s ability to pay quarterly cash dividends in excess of $0.31 per share or to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2011 and 2010. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$19,909	$85	1.71%	$21,345	$106	1.99%
Tax-exempt	119,086	1,856	6.26	102,751	1,670	6.50
Total securities	138,995	1,941	5.59	124,096	1,776	5.72
Loans, net	672,925	17,058	10.17	688,986	16,161	9.38
Interest-bearing deposits in other banks and Federal funds sold	22,465	16	0.29	4,321	9	0.83
Total earning assets	834,385	19,015	9.14	817,403	17,946	8.78
Allowance for loan losses	(29,195)			(26,002)
Total non-earning assets	97,676			91,687
Total assets	$902,866			$883,088

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$109,228	$129	0.48%	$82,509	81	0.39%
Money market deposit accounts	75,521	135	0.71	61,564	135	0.87
Savings accounts	42,413	10	0.09	42,227	10	0.09
Certificates of deposit, $100 or more	131,495	663	2.02	150,716	841	2.23
Other certificates of deposit	173,644	819	1.89	178,697	1,006	2.25
Total time and savings deposits	532,301	1,756	1.32	515,713	2,073	1.61
Borrowings	159,332	1,212	3.04	168,165	1,245	2.96
Total interest-bearing liabilities	691,633	2,968	1.72	683,878	3,318	1.94
Demand deposits	94,209			91,542
Other liabilities	19,472			18,339
Total liabilities	805,314			793,759
Shareholders’ equity	97,552			89,329
Total liabilities and shareholders’ equity	$902,866			$883,088
Net interest income		$16,047			$14,628
Interest rate spread			7.42%			6.84%
Interest expense to average earning assets (annualized)			1.43%			1.62%
Net interest margin (annualized)			7.71%			7.16%

	Six Months Ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$20,316	$162	1.60%	$20,223	$220	2.18%
Tax-exempt	117,133	3,665	6.26	102,982	3,364	6.53
Total securities	137,449	3,827	5.57	123,205	3,584	5.82
Loans, net	671,034	33,418	10.04	673,118	31,516	9.36
Interest-bearing deposits in other banks and Federal funds sold	25,772	31	0.24	15,175	27	0.36
Total earning assets	834,255	37,276	9.00	811,498	35,127	8.66
Allowance for loan losses	(29,206)			(25,632)
Total non-earning assets	96,342			92,054
Total assets	$901,391			$877,920

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$112,457	$321	0.58%	$87,199	227	0.52%
Money market deposit accounts	73,416	265	0.73	61,268	297	0.97
Savings accounts	42,112	20	0.10	41,396	21	0.10
Certificates of deposit, $100 or more	132,559	1,336	2.03	146,259	1,662	2.27
Other certificates of deposit	174,805	1,669	1.93	179,226	2,044	2.28
Total time and savings deposits	535,349	3,611	1.36	515,348	4,251	1.65
Borrowings	159,708	2,421	3.03	167,890	2,443	2.91
Total interest-bearing liabilities	695,057	6,032	1.74	683,238	6,694	1.96
Demand deposits	90,741			87,606
Other liabilities	19,879			17,458
Total liabilities	805,677			788,302
Shareholders’ equity	95,714			89,618
Total liabilities and shareholders’ equity	$901,391			$877,920
Net interest income		$31,244			$28,433
Interest rate spread			7.26%			6.70%
Interest expense to average earning assets (annualized)			1.45%			1.65%
Net interest margin (annualized)			7.55%			7.01%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2011 from 2010
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$1,103	$(206)	$897
Securities:
Taxable	(14)	(7)	(21)
Tax-exempt	(65)	251	186
Interest-bearing deposits in other banks and Federal funds sold	—	7	7
Total interest income	1,024	45	1,069

Interest expense:
Time and savings deposits:
Interest-bearing deposits	20	28	48
Money market deposit accounts	(28)	28	—
Savings accounts	—	—	—
Certificates of deposit, $100 or more	(75)	(103)	(178)
Other certificates of deposit	(160)	(27)	(187)
Total time and savings deposits	(243)	(74)	(317)
Borrowings (including Trust preferred capital notes)	63	(96)	(33)
Total interest expense	(180)	(170)	(350)
Change in net interest income	$1,204	$215	$1,419

	Six Months Ended June 30, 2011 from 2010
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$1,964	$(62)	$1,902
Securities:
Taxable	(59)	1	(58)
Tax-exempt	(143)	444	301
Interest-bearing deposits in other banks and Federal funds sold	—	4	4
Total interest income	1,762	387	2,149

Interest expense:
Time and savings deposits:
Interest-bearing deposits	27	67	94
Money market deposit accounts	(84)	52	(32)
Savings accounts	(1)	—	(1)
Certificates of deposit, $100 or more	(172)	(154)	(326)
Other certificates of deposit	(326)	(49)	(375)
Total time and savings deposits	(556)	(84)	(640)
Borrowings (including Trust preferred capital notes)	302	(324)	(22)
Total interest expense	(254)	(408)	(662)
Change in net interest income	$2,016	$795	$2,811

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2011 was $16.05 million, compared to $14.63 million for the three months ended June 30, 2010.  Net interest income, on a taxable-equivalent basis, for the first half of 2011 was $31.24 million, compared to $28.43 million for the first half of 2010.  The higher net interest income for the second quarter of 2011, as compared to the second quarter of 2010, resulted from a 55 basis point increase in net interest margin coupled with a 2.08 percent increase in average earning assets.  The higher net interest income for the first half of 2011, as compared to the first half of 2010, resulted from a 54 basis point increase in net interest margin coupled with a 2.80 percent increase in average earning assets.  The increases in net interest margin for the three and six months ended June 30, 2011, compared to the same periods in 2010, were principally a result of an increase in the yield on loans and a decrease in the rates paid on time and savings deposits, partially offset by a lower yield on securities and an increase in the rates paid on borrowings.  The increases in the yield on loans were primarily a result of a change in the mix of loans whereby lower yielding average loans at the Retail Banking and Mortgage Banking segments declined and higher yielding loans at the Consumer Finance segment increased.  The decreases in rates paid on time and savings deposits were primarily a result of a reduction in interest rates paid on money market deposit accounts resulting from the sustained low interest rate environment, and the repricing of higher rate certificates of deposit as they matured to lower rates.  In addition, the mix in interest-bearing deposits has shifted to shorter-term interest-bearing and money market deposit accounts.  The decline in the yield on securities resulted from purchases of securities in the current low interest rate environment.  The increases in rates paid on borrowings were a result of the change in the mix of borrowings as average lower cost short-term borrowings decreased primarily as a result of deposit growth, as well as the effect of a 25 basis point increase in our variable-rate revolving line of credit beginning in July 2010.

Average loans, which includes both loans held for investment and loans held for sale, decreased $16.06 million to $672.93 million for the quarter ended June 30, 2011 from $688.99 million for the second quarter of 2010.  Likewise but to a lesser extent, average loans decreased $2.08 million to $671.03 million for the first half of 2011 from $673.12 million for the first half of 2010.  A portion of the decreases occurred in the Mortgage Banking segment’s portfolio of loans held for sale, the average balance of which declined $16.01 million in the second quarter of 2011 and $1.62 million in the first half of 2011, when compared to the same periods in 2010.  These declines are indicative of the lower loan production due to continued overall weakness in the housing market and the expiration of the homebuyer tax credits that boosted loan demand during the first half of 2010.  In total, average loans held for investment minimally decreased in 2011.  However, the Retail Banking segment’s portfolio of average loans held for investment decreased $33.43 million in the second quarter of 2011 and $33.56 million in the first half of 2011, when compared to the same periods in 2010.  Loan production at the Retail Banking segment has been negatively affected by weak demand for new loans and during the first half of 2011 loan originations were just keeping pace with charge-offs and payments on existing loans.  The declines in average loans at the Retail Banking segment have been substantially offset by increases in the Consumer Finance segment’s portfolio, which increased $33.34 million in the second quarter of 2011 and $32.96 million in the first half of 2011, when compared to the same periods in 2010.  These increases resulted from robust demand in existing and new markets.

The overall yield on average loans increased 79 basis points to 10.17 percent in the second quarter of 2011 and 68 basis points to 10.04 percent in the first half of 2011, when compared to the same periods in 2010, principally as a result of the shift in the mix of the portfolio from lower yielding loans held in our Retail Banking and Mortgage Banking segments to higher yielding loans in our Consumer Finance segment.

Average securities available for sale increased $14.90 million in the second quarter of 2011 and $14.24 million in the first half of 2011, when compared to the same periods in 2010.  The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio in conjunction with the strategy to increase the investment portfolio as a percentage of total assets.  This strategy is based on the investment portfolio’s role in managing interest rate sensitivity, providing liquidity and serving as an additional source of interest income.  The funding for this strategy has come from the growth in deposits, coupled with reduced loan demand in the Retail Banking segment.  The lower yields on the available-for-sale securities portfolio in the second quarter and first six months of 2011, compared to the same periods in 2010, resulted from purchases of securities in the current low interest rate environment, as well as purchases of shorter-term securities with lower yields during 2011.

Average interest-bearing deposits in other banks and Federal funds sold increased $18.14 million and $10.60 million during the second quarter and first half of 2011, respectively, compared to the same periods in 2010, as a result of excess liquidity provided by growth in the Corporation’s deposit portfolio coupled with reduced loan demand at the Retail Banking and Mortgage Banking segments.  The average yields on these overnight funds of 29 basis points and 24 basis points for the three and six months ended June 30, 2011, respectively, are an indication of the current low interest rate environment.

Average interest-bearing time and savings deposits increased $16.59 million in the second quarter of 2011 and $20.00 million in the first half of 2011, compared to the same periods in 2010, mainly due to higher deposit balances from municipal customers.  In addition, the mix in interest-bearing deposits has shifted to shorter-term interest-bearing and money market deposit accounts from longer-term certificates of deposits which allow depositors greater flexibility for funds management and investing decisions.  The average cost of deposits declined 29 basis points in the second quarter of 2011 and 29 basis points in the first half of 2011, compared to the same periods in 2010 because time deposits that matured throughout 2010 and into 2011 repriced at lower interest rates, or were not renewed, and shorter-term interest-bearing deposits, which pay a lower interest rate, have increased.

Average borrowings decreased $8.83 million in the second quarter of 2011 and $8.18 million in the first half of 2011, compared to the same periods in 2010.  These decreases were attributable to reduced funding needs as the growth in average earning assets has primarily been met through the growth in average deposits.  The average cost of borrowings increased 8 basis points and 12 basis points in the second quarter and first half of 2011, respectively, compared to the same periods in 2010, as a result of a change in the composition of borrowings, which has occurred as lower-cost short-term variable-rate borrowings have been repaid with excess liquidity provided by lower loan demand and deposit growth.  In addition, a 25 basis point increase in the Consumer Finance segment’s variable-rate revolving line of credit, which became effective in July 2010, contributed to the increase in the average cost of borrowings for the three and six months ended June 30, 2011.

Noninterest Income
TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended June 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,696	$—	$—	$3,696
Service charges on deposit accounts	846	—	—	—	846
Other service charges and fees	576	699	2	37	1,314
Gains on calls of available for sale securities	—	—	—	—	—
Other income	79	4	155	264	502
Total noninterest income	$1,501	$4,399	$157	$301	$6,358

(Dollars in thousands)	Three Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,679	$—	$—	$4,679
Service charges on deposit accounts	865	—	—	—	865
Other service charges and fees	490	593	2	—	1,085
Gains on calls of available for sale securities	19	—	—	(3)	16
Other income	101	1	132	315	549
Total noninterest income	$1,475	$5,273	$134	$312	$7,194

(Dollars in thousands)	Six Months Ended June 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$7,496	$—	$—	$7,496
Service charges on deposit accounts	1,694	—	—	—	1,694
Other service charges and fees	1,095	1,228	4	79	2,406
Gains on calls of available for sale securities	—	—	—	—	—
Other income	186	214	335	484	1,219
Total noninterest income	$2,975	$8,938	$339	$563	$12,815

(Dollars in thousands)	Six Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,430	$—	$(3)	$8,427
Service charges on deposit accounts	1,606	—	—	—	1,606
Other service charges and fees	911	1,079	4	—	1,994
Gains on calls of available for sale securities	49	—	—	27	76
Other income	126	10	289	548	973
Total noninterest income	$2,692	$9,519	$293	$572	$13,076

Total noninterest income decreased $836,000, or 11.62 percent, in the second quarter of 2011 and $261,000, or 2.00 percent in the first half of 2011, compared to the same periods in 2010.  These decreases primarily resulted from lower gains on sales of loans at the Mortgage Banking segment due to the decline in loan production, which were partially offset by higher service charges and fees at the Retail Banking segment due to an increase in activity-based bank card interchange income.  Management anticipates that the Corporation’s noninterest income, in particular gains on sales of loans held for sale, will be negatively affected as long as the housing market and demand for mortgage loans remain suppressed by challenging economic conditions.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended June 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,586	$2,978	$1,674	$192	$8,430
Occupancy expenses	979	461	164	7	1,611
Other expenses:
OREO expenses	419	11	—	—	430
Provision for indemnification losses	—	175	—	—	175
Other expenses	1,819	709	714	81	3,323
Total other expenses	2,238	895	714	81	3,928
Total noninterest expenses	$6,803	$4,334	$2,552	$280	$13,969

(Dollars in thousands)	Three Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,595	$3,532	$1,466	$170	$8,763
Occupancy expenses	807	478	99	5	1,389
Other expenses:
OREO expenses	499	1	—	—	500
Provision for indemnification losses	—	2,719	—	—	2,719
Other expenses	1,531	599	569	136	2,835
Total other expenses	2,030	3,319	569	136	6,054
Total noninterest expenses	$6,432	$7,329	$2,134	$311	$16,206

(Dollars in thousands)	Six Months Ended June 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,486	$5,723	$3,329	$384	$16,922
Occupancy expenses	1,908	947	269	13	3,137
Other expenses:
OREO expenses	776	11	—	—	787
Provision for indemnification losses	—	406	—	—	406
Other expenses	3,529	1,543	1,370	224	6,666
Total other expenses	4,305	1,960	1,370	224	7,859
Total noninterest expenses	$13,699	$8,630	$4,968	$621	$27,918

(Dollars in thousands)	Six Months Ended June 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,193	$6,171	$2,947	$352	$16,663
Occupancy expenses	1,657	915	203	11	2,786
Other expenses:
OREO expenses	1,510	12	—	—	1,522
Provision for indemnification losses	—	3,177	—	—	3,177
Other expenses	3,013	1,289	1,124	224	5,650
Total other expenses	4,523	4,478	1,124	224	10,349
Total noninterest expenses	$13,373	$11,564	$4,274	$587	$29,798

Total noninterest expenses decreased $2.24 million, or 13.80 percent, in the second quarter of 2011 and $1.88 million, or 6.31 percent in the first half of 2011, compared to the same periods in 2010.  These decreases resulted primarily from the $2.54 million and the $2.77 million declines in the provision for indemnification losses at the Mortgage Banking segment for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  As previously described, the agreement entered into in the second quarter of 2010 with one of the Mortgage Banking segment’s largest purchasers of loans to resolve all known and unknown indemnification obligations to that investor arising prior to 2010 has resulted in significantly lower provisions for indemnification losses in 2011 as compared to prior periods.  In addition, personnel expenses at the Mortgage Banking segment have declined $554,000 and $448,000 in the second quarter and first half of 2011, respectively, compared to the same periods in 2010, as a result of lower production-based and income based compensation.  These expense reductions at the Mortgage Banking segment were offset in part by higher personnel expenses at (1) the Retail Banking segment resulting from an increase in staffing levels to manage the complexity of routine compliance, regulatory and asset quality issues and (2) the Consumer Finance segment resulting from an increase in the number of personnel to manage the growth in loans outstanding and higher variable compensation resulting from increased profitability, loan growth and portfolio performance.

During the three and six months ended June 30, 2011, the Corporation experienced growth in the following noninterest expense line items as compared to the same periods in 2010:  data processing fees, telecommunication expenses, FDIC expenses and professional fees.

Income Taxes

Income tax expense for the second quarter of 2011 totaled $1.32 million, resulting in an effective tax rate of 29.93 percent, compared to $315,000 and 18.19 percent for the second quarter of 2010.  Income tax expense for the first half of 2011 totaled $2.60 million, resulting in an effective tax rate of 30.08 percent, compared to $891,000 and 22.07 percent for the first half of 2010.  The increases in the effective tax rates during 2011 were a result of higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes, partially offset by the increase in income from the Retail Banking segment’s tax-exempt municipal bond portfolio.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2011	2010
Allowance, beginning of period	$28,765	$24,617
Provision for loan losses:
Retail Banking segment	1,500	1,450
Mortgage Banking segment	15	—
Consumer Finance segment	1,875	1,850
Total provision for loan losses	3,390	3,300
Loans charged off:
Real estate—residential mortgage	138	203
Real estate—construction	—	336
Commercial, financial and agricultural	949	1,125
Equity lines	—	—
Consumer	97	33
Consumer finance	1,426	1,587
Total loans charged off	2,610	3,284
Recoveries of loans previously charged off:
Real estate—residential mortgage	3	5
Real estate—construction	—	—
Commercial, financial and agricultural	4	5
Equity lines	—	32
Consumer	19	22
Consumer finance	640	457
Total recoveries	666	521
Net loans charged off	1,944	2,763
Allowance, end of period	$30,211	$25,154
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.14%	1.48%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	1.34%	2.24%

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Allowance, beginning of period	$28,840	$24,027
Provision for loan losses:
Retail Banking segment	2,550	2,600
Mortgage Banking segment	35	—
Consumer Finance segment	3,625	3,900
Total provision for loan losses	6,210	6,500
Loans charged off:
Real estate—residential mortgage	283	748
Real estate—construction	—	815
Commercial, financial and agricultural	2,530	1,248
Equity lines	9	32
Consumer	167	65
Consumer finance	3,115	3,517
Total loans charged off	6,104	6,425
Recoveries of loans previously charged off:
Real estate—residential mortgage	14	7
Real estate—construction	—	—
Commercial, financial and agricultural	21	11
Equity lines	—	32
Consumer	41	39
Consumer finance	1,189	963
Total recoveries	1,265	1,052
Net loans charged off	4,839	5,373
Allowance, end of period	$30,211	$25,154
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.42%	1.27%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	1.67%	2.59%

Table 6 discloses the allocation of the allowance for loan losses at June 30, 2011 and December 31, 2010.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	June 30, 2011	December 31, 2010
Allocation of allowance for loan losses:
Real estate—residential mortgage	$1,984	$1,442
Real estate—construction 1	728	581
Commercial, financial and agricultural 2	7,555	8,688
Equity lines	548	380
Consumer	255	307
Consumer finance	19,141	17,442
Balance	$30,211	$28,840

___________________
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$141,113	$1,398	$3,186	$1,755	$147,452
Real estate—construction 2	3,328	3,925	2,815	—	10,068
Commercial, financial and agricultural 3	160,693	29,051	15,174	6,937	211,855
Equity lines	31,417	327	516	130	32,390
Consumer	5,212	10	399	—	5,621
	$341,763	$34,711	$22,090	$8,822	$407,386

(Dollars in thousands)	Performing	Nonperforming	Total
Consumer finance	$243,511	$261	$243,772

1	At June 30, 2011, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate—construction 2	7,368	—	4,727	—	12,095
Commercial, financial and agricultural 3	171,569	25,674	14,708	7,275	219,226
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250
	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Nonperforming	Total
Consumer finance	$220,602	$151	$220,753

1	At December 31, 2010, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses decreased $328,000 since December 31, 2010, and the provision for loan losses at these combined segments increased $65,000 in the second quarter of 2011 and decreased $15,000 in the first half of 2011, compared to the same periods in 2010.  The allowance for loan losses to total loans decreased to 2.72 percent at June 20, 2011, compared to 2.75 percent at December 31, 2010.  The decline in this ratio since 2010 year end was attributable to charge-offs during 2011 associated with write-downs at the Retail Banking segment of several collateral-dependent commercial relationships and transfers to foreclosed properties.  Special mention loans increased to $34.71 million at June 30, 2011 from $27.29 million at December 31, 2010.  This increase was concentrated in the commercial sector of the Retail Banking segment’s loan portfolio to which we have allocated the largest portion of the Retail Banking segment’s loan loss allowance.  We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $19.14 million at June 30, 2011 from $17.44 million at December 31, 2010, and its provision for loan losses, while increasing $25,000 in the second quarter of 2011 compared to the second quarter of 2010, decreased $275,000 during the first half of 2011 compared to the first half of 2010.  The increase in the allowance for loan losses was primarily due to the growth in the loan portfolio.  The allowance for loan losses to total loans decreased to 7.85 percent at June 30, 2011, compared to 7.90 percent at December 31, 2010.  The decrease in the provision for loan losses during the first half of 2011 as compared to the same period in 2010 was primarily attributable to lower net charge-offs, the level of which was favorably affected by lower delinquencies, fewer repossessions and a higher recovery rate on sales of repossessed vehicles fueled by robust used car demand.  We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at June 30, 2011 and December 31, 2010.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking Segments

(Dollars in thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans* - Retail Banking	$8,822	$7,765
Nonaccrual loans - Mortgage Banking	—	—
OREO** - Retail Banking	8,173	10,295
OREO** - Mortgage Banking	—	379
Total nonperforming assets	$16,995	$18,439
Accruing loans past due for 90 days or more	$2	$1,030
Troubled debt restructurings	$12,474	$9,769
Total loans	$407,386	$414,831
Allowance for loan losses	$11,070	$11,398
Nonperforming assets to total loans and OREO*	4.09%	4.33%
Allowance for loan losses to total loans	2.72	2.75
Allowance for loan losses to nonaccrual loans	125.48	146.79

___________________
*	Nonaccrual loans include nonaccrual TDRs of $3.25 million at June 30, 2011 and $402,000 at December 31, 2010.
**	OREO is recorded at its estimated fair value less cost to sell.

 Consumer Finance Segment

(Dollars in thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans	$261	$151
Accruing loans past due for 90 days or more	$—	$—
Total loans	$243,772	$220,753
Allowance for loan losses	$19,141	$17,442
Nonaccrual consumer finance loans to total consumer finance loans	0.11%	0.07%
Allowance for loan losses to total consumer finance loans	7.85	7.90

Nonperforming assets of the Retail Banking segment totaled $17.00 million at June 30, 2011, compared to $18.06 million at December 31, 2010.  Nonperforming assets of the Retail Banking segment at June 30, 2011 included $8.82 million of nonaccrual loans, compared to $7.77 million at December 31, 2010, and $8.17 million of foreclosed, or OREO, properties, compared to $10.30 million at December 31, 2010.  Nonaccrual loans primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.29 million have been established for the Retail Banking segment’s nonaccrual loans. We believe we have provided adequate loan loss reserves based on current appraisals of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. Foreclosed properties at June 30, 2011 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell.  The Mortgage Banking segment had no nonperforming assets at June 30, 2011, compared to $379,000 in OREO at December 31, 2010.  The decreases in nonperforming assets at both segments resulted from the sale of foreclosed properties in 2011 as the Corporation focused efforts on improving asset quality.

Accruing loans past due for 90 days or more at the combined Retail Banking and Mortgage Banking segments decreased to $2,000 at June 30, 2011, compared to $1.03 million at December 31, 2010.  The decrease was primarily due to loans being moved to a nonaccrual status, being charged-off or transferred to OREO.

Nonaccrual loans at the Consumer Finance segment increased to $261,000 at June 30, 2011 from $151,000 at December 31, 2010. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses because the Consumer Finance segment frequently initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

TABLE 9: Impaired Loans

Impaired loans, which include TDRs of $12.47 million, and the related allowance at June 30, 2011, as well as average impaired loans and interest income recognized for the first half of 2011, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,146	$3,148	$576	$3,051	$71
Commercial, financial and agricultural:
Commercial real estate lending	4,035	4,418	778	4,070	13
Land acquisition and development lending	5,919	6,268	500	5,919	189
Builder line lending	2,285	2,285	300	2,021	—
Commercial business lending	466	477	81	496	1
Equity lines	—	—	—	74	—
Consumer	332	332	50	333	7
Total	$16,183	$16,928	$2,285	$15,964	$281

Impaired loans, which include TDRs of $9.77 million, and the related allowance at December 31, 2010, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition and development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14
Total	$16,417	$17,600	$2,633	$9,418	$215

The balance of impaired loans was $16.18 million, including $12.47 million of TDRs at June 30, 2011, for which there were specific valuation allowances of $2.29 million.  At December 31, 2010, the balance of impaired loans was $16.42 million, including $9.77 million of TDRs, for which there were specific valuation allowances of $2.63 million.  The Corporation has no obligation to fund additional advances on its impaired loans.

TDRs at June 30, 2011 and December 31, 2010 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	June 30, 2011	December 31, 2010
Accruing TDRs	$9,227	$9,367
Nonaccrual TDRs1	3,247	402
Total TDRs2	$12,474	$9,769

1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Table 9: Impaired Loans.

While TDRs are considered impaired loans, not all TDRs are on nonaccrual status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be return to accrual status based on the Corporation’s policy for returning loans to accrual status.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such modified payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the TDR will remain on an accruing status.

The increase in TDRs since December 31, 2010 was primarily due to one $2.29 million commercial loan relationship for which a modified repayment schedule was negotiated.  While this relationship was also in a nonaccrual status at June 30, 2011, the borrower is servicing the loan in accordance with the modified terms.

FINANCIAL CONDITION

At June 30, 2011, the Corporation had total assets of $906.57 million compared to $904.14 million at December 31, 2010. The increase was principally a result of growth in the portfolio of securities available for sale, loan growth at the Consumer Finance segment and an increase in cash and cash equivalents, which were substantially offset by a reduction in loans held for sale at the Mortgage Banking segment, in loans held for investment at the Retail Banking segment and in OREO.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$147,452	23%	$146,073	23%
Real estate – construction	10,068	2	12,095	2
Commercial, financial and agricultural 1	211,855	32	219,226	34
Equity lines	32,390	5	32,187	5
Consumer	5,621	1	5,250	1
Consumer finance	243,772	37	220,753	35
Total loans	651,158	100%	635,584	100%
Less allowance for loan losses	(30,211)		(28,840)
Total loans, net	$620,947		$606,744
___________________
1	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

The increase in total loans held for investment occurred in the consumer finance category as a result of robust demand for automobiles, partially offset by decreases in commercial, financial and agricultural loans due to reduced demand and foreclosures as a result of the continuing challenging economic environment, and by decreases in real estate construction loans.

Investment Securities

The investment portfolio is a primary component in the management of the Corporation’s interest rate sensitivity.  In addition, the portfolio serves as a source of liquidity and is used as needed to satisfy collateral requirements primarily for public funds deposits.  The investment portfolio consists solely of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors.  These securities are carried at estimated fair value.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$12,574	9%	$13,656	10%
Mortgage-backed securities	2,699	2	2,300	2
Obligations of states and political subdivisions	124,728	89	114,288	88
Total debt securities	140,001	100	130,244	100
Preferred stock	153	*	31	*
Total available for sale securities at fair value	$140,154	100%	$130,275	100%
*	Less than one percent.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals, businesses and municipalities located within the communities served.  Deposits totaled $625.85 million at June 30, 2011, compared to $625.13 million at December 31, 2010.  Although total deposits have remained roughly unchanged from December 31, 2010 to June 30, 2011, over this period the Corporation’s time deposits have decreased by $6.49 million while non-interest bearing demand deposits have increased $8.42 million, shifting the deposit mix to shorter duration, lower-cost deposits.  The Corporation had no brokered certificates of deposit outstanding at June 30, 2011 or December 31, 2010.

Borrowings

Borrowings totaled $161.49 million at June 30, 2011, compared to $164.14 million at December 31, 2010 as the Corporation used excess liquidity resulting from reduced loan demand and deposit growth at the Retail Banking segment to reduce short-term borrowings.

Off-Balance Sheet Arrangements

As of June 30, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

As of June 30, 2011, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at June 30, 2011 totaled $62.48 million, compared to $45.68 million at December 31, 2010 as the Corporation had higher interest-bearing deposits at other banks and a higher amount of nonpledged securities available for sale at June 30, 2011, compared to December 31, 2010.  The Corporation’s funding sources, including the capacity, amount outstanding and amount available at June 30, 2011 are presented in Table 13: Funding Sources.

TABLE 13: Funding Sources

	June 30, 2011
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$1,850	$57,150
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	108,130	52,500	55,630
Borrowings from Federal Reserve Bank	58,764	—	58,764
Revolving line of credit	120,000	75,621	44,379
Total	$350,894	$134,971	$215,923

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

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total Capital (to Risk-Weighted Assets)
Corporation	$117,200	17.2%	$54,480	8.0%	N/A	N/A
Bank	115,222	17.0	54,266	8.0	$67,832	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	108,420	15.9	27,240	4.0	N/A	N/A
Bank	106,475	15.7	27,133	4.0	40,699	6.0
Tier 1 Capital (to Average Assets)
Corporation	108,420	12.1	35,773	4.0	N/A	N/A
Bank	106,475	11.9	35,675	4.0	44,594	5.0

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Corporation	$112,947	16.5%	$54,647	8.0%	N/A	N/A
Bank	110,685	16.3	54,434	8.0	$68,042	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,158	15.3	27,324	4.0	N/A	N/A
Bank	101,929	15.0	27,217	4.0	40,825	6.0
Tier 1 Capital (to Average Assets)
Corporation	104,158	11.6	35,843	4.0	N/A	N/A
Bank	101,929	11.4	35,838	4.0	44,798	5.0

On July 27, 2011, the Corporation redeemed $10.00 million, or 50 percent, of the $20.00 million of the preferred stock issued to the United States Department of the Treasury in January 2009 under the CPP.  Information regarding the Corporation’s redemption of the preferred stock is presented in Note 5 to the Unaudited Consolidated Financial Statements.  This redemption will be reflected in the Corporation’s capital ratios beginning in the third quarter of 2011, and the Corporation will continue to exceed current regulatory capital standards for being well-capitalized.

Effects of Inflation and Changing Prices

The Corporation’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no purchases of the Corporation’s Common Stock during 2011.

In connection with the Corporation’s sale to the Treasury of its Series A Preferred Stock and Warrant under the CPP, there are limitations on the Corporation’s ability to purchase Common Stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the preferred stock. Prior to such time, the Corporation generally may not purchase any Common Stock without the consent of the Treasury.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1
Amendment to Articles of Incorporation of C&F Financial Corporation establishing Series A Preferred Stock, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

10.27	Letter Agreement, dated July 27, 2011, between C&F Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.27 to Form 8-K filed July 28, 2011)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date	August 8, 2011	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer(Principal Executive Officer)

Date	August 8, 2011	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)