Form 10-Q
period 2011-09-30
C & F FINANCIAL CORP
filed 2011-11-08
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 7, 2011, the latest practicable date for determination, 3,138,805 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$4,775	$7,150
Interest-bearing deposits in other banks	18,058	2,530
Federal funds sold	801	--
Total cash and cash equivalents	23,634	9,680
Securities-available for sale at fair value, amortized cost of $135,114 and $129,505, respectively	141,793	130,275
Loans held for sale, net	36,377	67,153
Loans, net of allowance for loan losses of $32,590 and $28,840, respectively	622,921	606,744
Federal Home Loan Bank stock, at cost	3,798	3,887
Corporate premises and equipment, net	28,768	28,743
Other real estate owned, net of valuation allowance of $3,822 and $3,979, respectively	6,442	10,674
Accrued interest receivable	5,150	5,073
Goodwill	10,724	10,724
Other assets	29,292	31,184
Total assets	$908,899	$904,137

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$98,127	$87,263
Savings and interest-bearing demand deposits	226,995	228,185
Time deposits	312,244	309,686
Total deposits	637,366	625,134
Short-term borrowings	5,253	10,618
Long-term borrowings	133,551	132,902
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,120	1,160
Other liabilities	17,717	20,926
Total liabilities	815,627	811,360

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 10,000 and 20,000 shares issued and outstanding, respectively)	10	20
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,133,327 and 3,118,066 shares issued and outstanding, respectively)	3,047	3,032
Additional paid-in capital	12,814	22,112
Retained earnings	73,724	67,542
Accumulated other comprehensive income, net	3,677	71
Total shareholders’ equity	93,272	92,777
Total liabilities and shareholders’ equity	$908,899	$904,137

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$17,611	$16,530	$51,000	$48,014
Interest on money market investments	7	9	38	37
Interest and dividends on securities
U.S. government agencies and corporations	50	63	156	230
Tax-exempt obligations of states and political subdivisions	1,222	1,105	3,641	3,307
Corporate bonds and other	28	29	84	102
Total interest income	18,918	17,736	54,919	51,690

Interest expense
Savings and interest-bearing deposits	247	277	853	822
Certificates of deposit, $100 or more	677	782	2,013	2,445
Other time deposits	785	972	2,454	3,014
Borrowings	975	1,047	2,907	2,996
Trust preferred capital notes	247	256	736	751
Total interest expense	2,931	3,334	8,963	10,028

Net interest income	15,987	14,402	45,956	41,662
Provision for loan losses	4,075	3,719	10,285	10,219

Net interest income after provision for loan losses	11,912	10,683	35,671	31,443

Noninterest income
Gains on sales of loans	4,282	4,865	11,778	13,292
Service charges on deposit accounts	915	957	2,609	2,563
Other service charges and fees	1,370	1,343	3,776	3,592
Net gains (losses) on calls and sales of available for sale securities	1	(11)	1	65
Other income	572	670	1,550	1,388
Total noninterest income	7,140	7,824	19,714	20,900

Noninterest expenses
Salaries and employee benefits	7,965	8,811	24,887	25,474
Occupancy expenses	1,644	1,518	4,781	4,305
Other expenses	4,314	4,475	11,932	14,823
Total noninterest expenses	13,923	14,804	41,600	44,602

Income before income taxes	5,129	3,703	13,785	7,741
Income tax expense	1,616	1,117	4,220	2,008

Net income	3,513	2,586	9,565	5,733
Effective dividends on preferred stock	458	288	1,037	861
Net income available to common shareholders	$3,055	$2,298	$8,528	$4,872

Per common share data
Net income – basic	$0.97	$0.74	$2.72	$1.58
Net income – assuming dilution	$0.96	$0.74	$2.69	$1.57
Cash dividends declared	$0.25	$0.25	$0.75	$0.75
Weighted average number of shares – basic	3,141,926	3,089,211	3,132,332	3,082,384
Weighted average number of shares – assuming dilution	3,174,369	3,096,990	3,166,930	3,099,442

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2010	$20	$3,032	$22,112	$67,542	$71	$92,777
Comprehensive income:
Net income	—	—	—	9,565	—	9,565
Other comprehensive income, net
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	11
Unrealized loss on cash flow hedging instruments, net	—	—	—	—	(245)
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	3,840

Other comprehensive income, net	—	—	—	—	3,606	3,606

Comprehensive income	—	—	—	—	—	13,171
Share-based compensation	—	—	251	—	—	251
Stock options exercised	—	8	134	—	—	142
Restricted stock vested	—	5	(5)	—	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Accretion of preferred stock discount	—	—	311	(311)	—	—
Common stock issued	—	2	1	—	—	3
Cash dividends paid – common stock ($0.75 per share)	—	—	—	(2,347)	—	(2,347)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(725)	—	(725)
Balance September 30, 2011	$10	$3,047	$12,814	$73,724	$3,677	$93,272

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2009	$20	$3,009	$21,210	$63,669	$968	$88,876
Comprehensive income:
Net income	—	—	—	5,733	—	5,733
Other comprehensive income, net
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	(12)
Unrealized loss on cash flow hedging instruments, net	—	—	—	—	(264)
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	2,347

Other comprehensive income, net	—	—	—	—	2,071	2,071

Comprehensive income	—	—	—	—	—	7,804
Share-based compensation	—	—	265	—	—	265
Stock options exercised	—	9	136	—	—	145
Accretion of preferred stock discount	—	—	98	(98)	—	—
Cash dividends paid – common stock ($0.75 per share)	—	—	—	(2,313)	—	(2,313)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(750)	—	(750)
Balance September 30, 2010	$20	$3,018	$21,709	$66,241	$3,039	$94,027

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$9,565	$5,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,553	1,407
Provision for loan losses	10,285	10,219
Provision for indemnifications	552	3,515
Provision for other real estate owned losses	711	1,695
Share-based compensation	251	265
Accretion of discounts and amortization of premiums on securities, net	581	425
Net realized gains on securities sold and called	(1)	(65)
Net realized gains on sales of other real estate owned	(87)	(6)
Gains on sales of corporate premises and equipment	(18)	--
Proceeds from sales of loans	458,486	496,517
Origination of loans held for sale	(427,710)	(545,176)
Change in other assets and liabilities:
Accrued interest receivable	(77)	397
Other assets	(232)	(1,048)
Accrued interest payable	(40)	(289)
Other liabilities	(4,143)	1,193
Net cash provided by (used in) operating activities	49,676	(25,218)

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	21,768	22,882
Purchases of securities available for sale	(27,958)	(30,979)
Decrease in Federal Home Loan Bank stock	89	--
Net increase in customer loans	(30,501)	(6,802)
Other real estate owned improvements	--	(219)
Proceeds from sales of other real estate owned	7,851	3,203
Purchases of corporate premises and equipment, net	(1,560)	(1,504)
Net cash used in investing activities	(30,311)	(13,419)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	9,674	13,991
Net increase in time deposits	2,558	872
Net decrease in borrowings	(4,716)	(1,487)
Proceeds from exercise of stock options	142	145
Proceeds from issuance of common stock	3	--
Redemption of preferred stock	(10,000)	--
Cash dividends	(3,072)	(3,063)
Net cash (used in) provided by financing activities	(5,411)	10,458

Net increase (decrease) in cash and cash equivalents	13,954	(28,179)
Cash and cash equivalents at beginning of period	9,680	38,061
Cash and cash equivalents at end of period	$23,634	$9,882

Supplemental disclosure
Interest paid	$9,003	$10,317
Income taxes paid	5,658	4,032
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$5,908	$3,610
Loans transferred to other real estate owned	4,039	3,444
Pension adjustment	16	(19)
Unrealized loss on cash flow hedging instrument	(398)	(425)

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

Share-Based Compensation: Compensation expense for the third quarter and first nine months of 2011 included net expense of $119,000 ($74,000 after tax benefit) and $251,000 ($156,000 after tax benefit), respectively, for restricted stock granted since 2006. As of September 30, 2011, there was $958,000 of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity during the nine months ended September 30, 2011 and stock options outstanding as of September 30, 2011 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2011	390,617	$34.95	3.7
Exercised	(8,500)	16.75
Expired	(2,000)	16.75
Cancelled	(11,850)	37.86
Options outstanding and exercisable at September 30, 2011	368,267	$35.37	3.0	$144

*	Weighted average

A summary of activity for restricted stock awards during the first nine months of 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2011	86,025	$25.89
Granted	13,950	$22.46
Vested	(6,450)	$26.49
Cancelled	(7,350)	$26.85
Unvested, September 30, 2011	86,175	$25.21

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU are intended to provide guidance to allow a creditor to determine whether a restructuring is a troubled debt restructuring (TDR) by clarifying the guidance on a creditor’s evaluation of whether it has granted a concession or not and whether a debtor is experiencing financial difficulties or not. The amendments in this ASU are effective for periods beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Upon adoption, the disclosure requirements promulgated in ASU 2010-20 related to TDRs will become effective. The adoption of ASU 2011-02 did not have a material effect on the Corporation’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of the amendments is not expected to have a material effect on the Corporation’s consolidated financial statements.

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

NOTE 2: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	September 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$11,007	$55	$(6)	$11,056
Mortgage-backed securities	2,397	102	—	2,499
Obligations of states and political subdivisions	121,683	6,529	(74)	128,138
Preferred stock	27	73	—	100
	$135,114	$6,759	$(80)	$141,793

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$13,629	$57	$(30)	$13,656
Mortgage-backed securities	2,229	78	(7)	2,300
Obligations of states and political subdivisions	113,620	1,694	(1,026)	114,288
Preferred stock	27	7	(3)	31
	$129,505	$1,836	$(1,066)	$130,275

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at September 30, 2011, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2011
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,327	$28,563
Due after one year through five years	30,314	31,269
Due after five years through ten years	49,312	52,741
Due after ten years	27,134	29,120
Preferred stock	27	100
	$135,114	$141,793

Proceeds from the maturities, calls and sales of securities available for sale for the nine months ended September 30, 2011 were $21.77 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $92.47 million and an aggregate fair value of $97.20 million were pledged at September 30, 2011.  Securities with an aggregate amortized cost of $93.56 million and an aggregate fair value of $94.28 million were pledged at December 31, 2010.

Securities in an unrealized loss position at September 30, 2011, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$2,754	$6	$—	$—	$2,754	$6
Obligations of states and political subdivisions	1,668	28	501	46	2,169	74
Total temporarily impaired securities	$4,422	$34	$501	$46	$4,923	$80

There are 14 debt securities with fair values totaling $4.92 million considered temporarily impaired at September 30, 2011.  The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates.  During the third quarter of 2011, the municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, experienced rising securities prices given overall lower interest rates and increased investor demand driven by relatively-improved fiscal conditions of state and local governments and the continued limited supply of new municipal bond issuances.  The drop in supply was due to Congress not reauthorizing the Build America Bond program to continue after 2010 and reluctance on the part of municipalities to incur more debt service given challenging economic conditions.  The vast majority of the Corporation’s municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt servicing obligations.  At September 30, 2011, approximately 95 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.  Of those in a net unrealized loss position, approximately 74 percent were rated “A” or better, as measured by market value, at September 30, 2011.  Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2011 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.80 million at September 30, 2011 and $3.89 million at December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2011 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Real estate – residential mortgage	$146,617	$146,073
Real estate – construction 1	7,122	12,095
Commercial, financial and agricultural 2	215,964	219,226
Equity lines	32,576	32,187
Consumer	5,487	5,250
Consumer finance	247,745	220,753
	655,511	635,584
Less allowance for loan losses	(32,590)	(28,840)
Loans, net	$622,921	$606,744

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $207,000 and $378,000 of demand deposit overdrafts at September 30, 2011 and December 31, 2010, respectively.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Real estate – residential mortgage	$1,489	$189
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	4,500	5,760
Land acquisition and development lending	—	—
Builder line lending	2,303	67
Commercial business lending	99	1,448
Equity lines	129	266
Consumer	—	35
Consumer finance	595	151
Total loans on nonaccrual status	$9,115	$7,916

The past due status of loans as of September 30, 2011 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,246	$166	$848	$2,260	$144,357	$146,617	$—
Real estate – construction:
Construction lending	—	—	—	—	5,440	5,440	—
Consumer lot lending	—	—	—	—	1,682	1,682	—
Commercial, financial and agricultural:
Commercial real estate lending	5,770	542	1,175	7,487	108,785	116,272	—
Land acquisition and development lending	—	—	—	—	32,932	32,932	—
Builder line lending	—	18	—	18	18,597	18,615	—
Commercial business lending	154	139	—	293	47,852	48,145	—
Equity lines	108	195	—	303	32,273	32,576	—
Consumer	46	15	2	63	5,424	5,487	2
Consumer finance	4,930	913	595	6,438	241,307	247,745	—
Total	$12,254	$1,988	$2,620	$16,862	$638,649	$655,511	$2

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

The past due status of loans as of December 31, 2010 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,605	$826	$751	$3,182	$142,891	$146,073	$676
Real estate – construction:
Construction lending	—	—	—	—	10,744	10,744	—
Consumer lot lending	—	—	—	—	1,351	1,351	—
Commercial, financial and agricultural:
Commercial real estate lending	59	—	2,840	2,899	108,418	111,317	186
Land acquisition and development lending	—	—	—	—	34,314	34,314	—
Builder line lending	—	1,450	195	1,645	23,171	24,816	128
Commercial business lending	9	—	1,383	1,392	47,387	48,779	—
Equity lines	223	115	35	373	31,814	32,187	35
Consumer	1	11	38	50	5,200	5,250	5
Consumer finance	4,913	829	151	5,893	214,860	220,753	—
Total	$6,810	$3,231	$5,393	$15,434	$620,150	$635,584	$1,030

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

Impaired loans, which included TDRs of $15.53 million, and the related allowance at September 30, 2011, as well as average impaired loans and interest income recognized for the first nine months of 2011, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,048	$3,050	$618	$3,041	$103
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	4,591	5,021	920	4,156	57
Land acquisition and development lending	5,678	6,014	600	5,851	282
Builder line lending	2,285	2,285	300	2,110	—
Commercial business lending	99	100	22	416	4
Equity lines	—	—	—	49	—
Consumer	324	324	49	331	11
Total	$16,025	$16,794	$2,509	$15,954	$457

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all loan modifications that occurred on or after January 1, 2011 to determine whether they should be considered TDRs.  There were no additional TDRs identified in connection with this reassessment.

Loan modifications classified as TDRs during the three months and nine months ended September 30, 2011 were as follows:

(Dollars in thousands)	Three Months Ended September 30,2011	Nine Months Ended September 30, 2011
Real estate – residential mortgage – interest reduction	$86	$629
Real estate – residential mortgage – interest rate concession	285	306
Commercial, financial and agricultural:
Commercial real estate lending – interest reduction	—	176
Commercial real estate lending – interest rate concession	3,559	3,922
Builder line lending – interest rate concession	—	2,285
Commercial business lending – interest rate concession	99	99
Total	$4,029	$7,417

TDR additions during the first nine months of 2011 included two commercial relationships totaling $5.35 million for which modified repayment schedules were negotiated.  While these relationships were also in nonaccrual status at September 30, 2011, the borrowers are servicing the loans in accordance with the modified terms.  The Corporation has no obligation to fund additional advances on its impaired loans.

TDR payment defaults during the three months and nine months ended September 30, 2011 were as follows:

(Dollars in thousands)	Three Months Ended September 30,2011	Nine Months Ended September 30, 2011
Real estate – residential mortgage	$—	$176
Consumer	—	5
Total	$—	$181

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a TDR becomes 90 days or more past due or a charge-off occurs prior to 90 days past due.

Impaired loans, which included TDRs of $9.77 million, and the related allowance at December 31, 2010 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition and development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14
Total	$16,417	$17,600	$2,633	$9,418	$215

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at the beginning of period	$30,211	$25,154	$28,840	$24,027
Provision charged to operations	4,075	3,719	10,285	10,219
Loans charged off	(2,551)	(2,699)	(8,655)	(9,124)
Recoveries of loans previously charged off	855	561	2,120	1,613
Balance at the end of period	$32,590	$26,735	$32,590	$26,735

The following table presents, as of and for the nine months ended September 30, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at beginning of period	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Provision charged to operations	1,446	153	2,508	539	139	5,500	10,285
Loans charged off	(648)	—	(2,541)	(9)	(247)	(5,210)	(8,655)
Recoveries of loans previously charged off	90	—	149	—	71	1,810	2,120
Balance at end of period	$2,330	$734	$8,804	$910	$270	$19,542	$32,590
Ending balance: individually evaluated for impairment	$618	$—	$1,842	$—	$49	$—	$2,509
Ending balance: collectively evaluated for impairment	$1,712	$734	$6,962	$910	$221	$19,542	$30,081
Loans:
Ending balance	$146,617	$7,122	$215,964	$32,576	$5,487	$247,745	$655,511
Ending balance: individually evaluated for impairment	$3,048	$—	$12,653	$—	$324	$—	$16,025
Ending balance: collectively evaluated for impairment	$143,569	$7,122	$203,311	$32,576	$5,163	$247,745	$639,486

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at end of period	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Ending balance: individually evaluated for impairment	$466	$—	$2,067	$49	$51	$—	$2,633
Ending balance: collectively evaluated for impairment	$976	$581	$6,621	$331	$256	$17,442	$26,207
Loans:
Ending balance	$146,073	$12,095	$219,226	$32,187	$5,250	$220,753	$635,584
Ending balance: individually evaluated for impairment	$3,110	$—	$12,821	$148	$338	$—	$16,417
Ending balance: collectively evaluated for impairment	$142,963	$12,095	$206,405	$32,039	$4,912	$220,753	$619,167

Loans by credit quality indicators as of September 30, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,943	$862	$3,323	$1,489	$146,617
Real estate – construction:
Construction lending	2,215	354	2,871	—	5,440
Consumer lot lending	1,682	—	—	—	1,682
Commercial, financial and agricultural:
Commercial real estate lending	94,651	5,988	11,133	4,500	116,272
Land acquisition and development lending	13,513	10,107	9,312	—	32,932
Builder line lending	11,979	3,304	1,029	2,303	18,615
Commercial business lending	43,034	3,733	1,279	99	48,145
Equity lines	31,383	285	779	129	32,576
Consumer	4,691	11	785	—	5,487
	$344,091	$24,644	$30,511	$8,520	$407,766

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$247,150	$595	$247,745

1 At September 30, 2011, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate – construction:
Construction lending	6,017	—	4,727	—	10,744
Consumer lot lending	1,351	—	—	—	1,351
Commercial, financial and agricultural:
Commercial real estate lending	93,235	12,002	320	5,760	111,317
Land acquisition and development lending	21,642	3,394	9,278	—	34,314
Builder line lending	13,827	6,112	4,810	67	24,816
Commercial business lending	42,865	4,166	300	1,448	48,779
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250
	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$220,602	$151	$220,753

1 At December 31, 2010, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 5: Stockholders’ Equity

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets of $1.95 million and $1.61 million as of September 30, 2011 and 2010, respectively.

(Dollars in thousands)	September 30,
	2011	2010
Net unrealized gains on securities	$4,341	$3,514
Net unrecognized loss on cash flow hedges	(336)	(264)
Net unrecognized losses on defined benefit pension plan	(328)	(211)
Total cumulative other comprehensive income	$3,677	$3,039

The Corporation had gains of less than $1,000 from securities reclassified from other comprehensive income to earnings for the nine months ended September 30, 2011. The Corporation reclassified net gains of $43,000 from other comprehensive income to earnings for the nine months ended September 30, 2010.

On July 27, 2011, the Corporation redeemed $10.00 million, or 50 percent, of the $20.00 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the preferred stock) issued to the United States Department of the Treasury in January 2009 under the Capital Purchase Program (CPP).  The Corporation paid $10.10 million to redeem the preferred stock, consisting of $10.00 million in liquidation value and $100,000 of accrued and unpaid dividends associated with the preferred stock.  The funds for this redemption were provided by existing financial resources of the Corporation, and because no new capital was issued, there was no dilution to the Corporation’s common shareholders resulting from this redemption.  The Corporation accelerated the accretion of the corresponding portion of the preferred stock discount, thereby reducing net income available to common shareholders by approximately $213,000 in the third quarter of 2011.  As a result of this redemption, preferred stock dividends will be reduced annually by $500,000.

NOTE 6: Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended September 30,
	2011	2010
Net income	$3,513	$2,586
Accumulated dividends on Series A Preferred Stock	(225)	(250)
Accretion of Series A Preferred Stock discount	(233)	(38)
Net income available to common shareholders	$3,055	$2,298
Weighted average number of common shares used in earnings per common share – basic	3,141,926	3,089,211
Effect of dilutive securities:
Stock option awards and Warrant	32,443	7,779
Weighted average number of common shares used in earnings per common share – assuming dilution	3,174,369	3,096,990

(Dollars in thousands)	Nine Months Ended September 30,
	2011	2010
Net income	$9,565	$5,733
Accumulated dividends on Series A Preferred Stock	(725)	(750)
Accretion of Series A Preferred Stock discount	(312)	(111)
Net income available to common shareholders	$8,528	$4,872
Weighted average number of common shares used in earnings per common share – basic	3,132,332	3,082,384
Effect of dilutive securities:
Stock option awards and Warrant	34,598	17,058
Weighted average number of common shares used in earnings per common share – assuming dilution	3,166,930	3,099,442

Potential common shares that may be issued by the Corporation for its stock option awards and the warrant to purchase common shares issued in connection with the Corporation’s participation in the CPP are determined using the treasury stock method. Approximately 343,000  and 380,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended September 30, 2011 and 2010, respectively, and 333,000 and 363,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the nine months ended September 30, 2011 and 2010, respectively, because they were anti-dilutive.

NOTE 7: Employee Benefit Plans

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended September 30,
	2011	2010
Service cost	$153	$133
Interest cost	109	99
Expected return on plan assets	(145)	(124)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	(17)	(17)
Amortization of net loss	16	12
Net periodic benefit cost	$115	$102

(Dollars in thousands)	Nine Months Ended September 30,
	2011	2010
Service cost	$459	$399
Interest cost	327	297
Expected return on plan assets	(435)	(371)
Amortization of net obligation at transition	(3)	(4)
Amortization of prior service cost	(51)	(51)
Amortization of net loss	48	36
Net periodic benefit cost	$345	$306

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of September 30, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the balances of financial assets measured at fair value on a recurring basis.

(Dollars in thousands)	September 30, 2011
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$11,056	—	$11,056
Mortgage-backed securities	—	2,499	—	2,499
Obligations of states and political subdivisions	—	128,138	—	128,138
Preferred stock	—	100	—	100
Total securities available for sale	—	$141,793	—	$141,793
Liabilities:
Derivative payable	—	$546	—	$546
Total liabilities	—	$546	—	$546

	December 31, 2010
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$13,656	—	$13,656
Mortgage-backed securities	—	2,300	—	2,300
Obligations of states and political subdivisions	—	114,288	—	114,288
Preferred stock	—	31	—	31
Total securities available for sale	—	$130,275	—	$130,275
Liabilities:
Derivative payable	—	$148	—	$148
Total liabilities	—	$148	—	$148

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

	September 30, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$13,516	—	$13,516
OREO, net	—	6,442	—	6,442
Total	—	$19,958	—	$19,958

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$13,784	—	$13,784
OREO, net	—	10,674	—	10,674
Total	—	$24,458	—	$24,458

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheets at fair value.

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(Dollars in thousands)
Financial assets:
Cash and short-term investments	$23,634	$23,634	$9,680	$9,680
Securities	141,793	141,793	130,275	130,275
Loans, net	622,921	626,035	606,744	607,264
Loans held for sale, net	36,377	37,768	67,153	67,314
Accrued interest receivable	5,150	5,150	5,073	5,073
Financial liabilities:
Demand deposits	325,122	325,122	315,448	315,448
Time deposits	312,244	316,770	309,686	315,009
Borrowings	159,424	156,258	164,140	160,398
Derivative payable	546	546	148	148
Accrued interest payable	1,120	1,120	1,160	1,160

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of September 30, 2011 and December 31, 2010.

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

Certain loans are accounted for under ASC Topic 310 - Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data, which in some cases may be adjusted to reflect current trends, including sales prices, expenses, absorption periods and other current relevant factors (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements, if not considered significant, using observable market data (Level 2). At September 30, 2011 and December 31, 2010, the Corporation’s impaired loans were valued at $13.52 million and $13.78 million, respectively.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three or nine months ended September 30, 2011.

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

(Dollars in thousands)	Three Months Ended September 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,270	$398	$11,391	$—	$(1,141)	$18,918
Gains on sales of loans	—	4,282	—	—	—	4,282
Other noninterest income	1,538	748	188	384	—	2,858
Total operating income	9,808	5,428	11,579	384	(1,141)	26,058

Expenses:
Interest expense	2,248	58	1,508	257	(1,140)	2,931
Provision for loan losses	2,000	200	1,875	—	—	4,075
Salaries and employee benefits	3,486	2,595	1,657	227	—	7,965
Other noninterest expenses	3,075	1,779	1,013	91	—	5,958
Total operating expenses	10,809	4,632	6,053	575	(1,140)	20,929
Income (loss) before income taxes	(1,001)	796	5,526	(191)	(1)	5,129
Provision for (benefit from) income taxes	(784)	319	2,155	(73)	(1)	1,616
Net income (loss)	$(217)	$477	$3,371	$(118)	$—	$3,513
Total assets	$749,484	$46,540	$250,423	$2,798	$(140,346)	$908,899
Capital expenditures	$288	$12	$101	$—	$—	$401

	Three Months Ended September 30, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,474	$602	$9,610	$43	$(993)	$17,736
Gains on sales of loans	—	4,865	—	—	—	4,865
Other noninterest income	1,523	1,074	143	219	—	2,959
Total operating income	9,997	6,541	9,753	262	(993)	25,560

Expenses:
Interest expense	2,586	103	1,385	264	(1,004)	3,334
Provision for loan losses	1,450	19	2,250	—	—	3,719
Salaries and employee benefits	3,730	3,462	1,467	152	—	8,811
Other noninterest expenses	3,334	1,863	704	92	—	5,993
Total operating expenses	11,100	5,447	5,806	508	(1,004)	21,857
Income (loss) before income taxes	(1,103)	1,094	3,947	(246)	11	3,703
Provision for (benefit from) income taxes	(770)	438	1,539	(94)	4	1,117
Net income (loss)	$(333)	$656	$2,408	$(152)	$7	$2,586
Total assets	$766,872	$89,116	$217,426	$2,692	$(164,293)	$911,813
Capital expenditures	$352	$40	$34	$—	$—	$426

	Nine Months Ended September 30, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,474	$1,185	$32,477	$—	$(3,217)	$54,919
Gains on sales of loans	—	11,778	—	—	—	11,778
Other noninterest income	4,440	2,030	519	947	—	7,936
Total operating income	28,914	14,993	32,996	947	(3,217)	74,633

Expenses:
Interest expense	6,925	170	4,323	763	(3,218)	8,963
Provision for loan losses	4,550	235	5,500	—	—	10,285
Salaries and employee benefits	10,972	8,318	4,986	611	—	24,887
Other noninterest expenses	9,215	4,526	2,644	328	—	16,713
Total operating expenses	31,662	13,249	17,453	1,702	(3,218)	60,848
Income (loss) before income taxes	(2,748)	1,744	15,543	(755)	1	13,785
Provision for (benefit from) income taxes	(2,253)	698	6,062	(287)	—	4,220
Net income (loss)	$(495)	$1,046	$9,481	$(468)	$1	$9,565
Total assets	$749,484	$46,540	$250,423	$2,798	$(140,346)	$908,899
Capital expenditures	$774	$81	$724	$3	$—	$1,582

	Nine Months Ended September 30, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$25,493	$1,462	$27,350	$145	$(2,760)	$51,690
Gains on sales of loans	—	13,295	—	—	(3)	13,292
Other noninterest income	4,215	2,164	436	793	—	7,608
Total operating income	29,708	16,921	27,786	938	(2,763)	72,590

Expenses:
Interest expense	7,943	219	3,883	775	(2,792)	10,028
Provision for loan losses	4,050	19	6,150	—	—	10,219
Salaries and employee benefits	10,922	9,634	4,414	503	1	25,474
Other noninterest expenses	9,514	7,255	2,031	328	—	19,128
Total operating expenses	32,429	17,127	16,478	1,606	(2,791)	64,849
Income (loss) before income taxes	(2,721)	(206)	11,308	(668)	28	7,741
Provision for (benefit from) income taxes	(2,075)	(82)	4,410	(255)	10	2,008
Net income (loss)	$(646)	$(124)	$6,898	$(413)	$18	$5,733
Total assets	$766,872	$89,116	$217,426	$2,692	$(164,293)	$911,813
Capital expenditures	$1,071	$313	$120	$—	$—	$1,504

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

	Three Months Ended September 30,
(Dollars in thousands)	2011	2010
Allowance, beginning of period	$1,536	$5,328
Provision for indemnification losses	146	338
Payments	66	4,605
Allowance, end of period	$1,616	$1,061

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Allowance, beginning of period	$1,291	$2,538
Provision for indemnification losses	552	3,515
Payments	227	4,992
Allowance, end of period	$1,616	$1,061

In April 2011, the Bank reached an agreement to settle a lawsuit seeking the return of tax credits transferred to the Bank by a customer for payment of principal, interest and operating reserves related to an existing loan and the extension of an additional loan in the period prior to the customer entering bankruptcy. The settlement agreement called for the Bank to return certain unused tax credits and make a one-time cash payment. As a result, during the first quarter of 2011, the Corporation increased the provision for loan losses by $300,000 resulting from the charge-off of previously recognized principal payments. This is in addition to an accrual of other expenses of $200,000 recorded during 2010. The Corporation will not accrue any additional expenses related to the settlement subsequent to the first quarter of 2011.

As previously disclosed, the FDIC referred to the Department of Justice an alleged violation of the Equal Credit Opportunity Act and the Fair Housing Act in connection with certain lending practices of C&F Mortgage, a wholly-owned subsidiary of C&F Bank.  On September 30, 2011, C&F Mortgage entered into a settlement with the Department of Justice pursuant to a consent order with respect to certain mortgage company practices.  While there has been no factual finding or adjudication with respect to any matter of the alleged violation, C&F Mortgage and the Department of Justice have mutually decided to reach a settlement to avoid the burden of litigation and the associated distractions.  As part of the consent order, C&F Mortgage agreed to implement certain policies, procedures and monitoring of its lending practices and to provide a $140,000 settlement fund for borrowers who may have been affected.  The Corporation’s board of directors and management strongly disagree with the alleged violations and deny that it violated any fair lending law or regulation or engaged in any wrongdoing.  However, prior to the settlement, C&F Mortgage had already taken steps to strengthen its internal processes to address the issues raised by the Department of Justice.  C&F Mortgage does not tolerate discrimination in its lending practices and will continue to be committed to fair lending.  The results of this settlement, which is pending court approval, are not expected to have a material adverse impact on the Corporation’s results of operations or financial condition.

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

The cash flow hedges’ total notional amount is $10.00 million. At September 30, 2011, the cash flow hedges had a fair value of $(546,000), which is recorded in other liabilities. The cash flow hedges were fully effective at September 30, 2011 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income, net of deferred income taxes.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Provision for indemnification losses	$146	$337	$552	$3,515
Loan and OREO expenses	458	953	1,645	2,670
Data processing fees	533	455	1,664	1,317
Telecommunication expenses	277	324	824	828
FDIC expenses	85	247	581	735
Professional fees	451	481	1,479	1,248
All other noninterest expenses	2,364	1,678	5,187	4,510
Total Other Noninterest Expenses	$4,314	$4,475	$11,932	$14,823

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

•	the value of securities held in the Corporation’s investment portfolios

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the inventory level and pricing of used automobiles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	the level of indemnification losses related to mortgage loans sold

•	demand for loan products

•	deposit flows

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	technology

•	reliance on third parties for key services

•	the commercial and residential real estate markets

•	demand in the secondary residential mortgage loan markets

•	the Corporation’s expansion and technology initiatives

•	accounting principles, policies and guidelines

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

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

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs are also considered impaired loans, even if the loan balance is less than $500,000. A TDR occurs when we agree to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.

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

Financial Performance Measures

Net income for the Corporation was $3.5 million for the three months ended September 30, 2011, compared with $2.6 million for the three months ended September 30, 2010.  Net income for the Corporation was $9.6 million for the first nine months of 2011, compared with $5.7 million for the first nine months of 2010.  Net income available to common shareholders was $3.1 million, or $0.96 per common share assuming dilution, for the three months ended September 30, 2011, compared with $2.3 million, or $0.74 per common share assuming dilution, for the three months ended September 30, 2010.  Net income available to common shareholders was $8.5 million, or $2.69 per common share assuming dilution for the first nine months of 2011, compared to $4.9 million, or $1.57 per common share assuming dilution for the first nine months of 2010.  The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the CPP.  The financial results for the third quarter and first nine months of 2011 were affected by (1) the strong earnings in the Consumer Finance segment, which continues to benefit from substantial loan growth, low net charge-offs and the current low interest rate environment, (2) modest profitability in the Mortgage Banking segment, which has benefited from lower provisions for indemnification losses and lower production-based and income-based compensation during 2011, with an offsetting volume-based decline in gains on sales of loans, and (3) a slight net loss in the Retail Banking segment, which has incurred a decline in loans to non-affiliates due to weak loan demand in the current economic environment and increased competition for the limited loan demand that exists, continuing elevated loan loss provisions, higher personnel costs and higher expenses for technology investments.

The Corporation’s ROE and ROA were 15.86 percent and 1.42 percent, respectively, on an annualized basis for the third quarter of 2011, compared to 12.65 percent and 1.02 percent, respectively, for the third quarter of 2010.  For the first nine months of 2011, on an annualized basis, the Corporation’s ROE and ROA were 14.92 percent and 1.28 percent, respectively, compared to 9.19 percent and 0.73 percent, respectively, for the first nine months of 2010.  The increase in these ratios during 2011 was primarily due to the performance of the Consumer Finance segment, while the Retail Banking and Mortgage Banking segments continue to be negatively affected by the challenging economic environment and issues facing the financial services industry in general.

Principal Business Activities.  An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: C&F Bank reported a net loss of $217,000 for the third quarter of 2011, compared to a net loss of $333,000 for the third quarter of 2010.  For the first nine months of 2011, C&F Bank reported a net loss of $495,000, compared to a net loss of $646,000 for the first nine months of 2010.

Factors affecting the losses for the three months and the nine months ended September 30, 2011 were (1) decreases in average loans to non-affiliates resulting from weak demand in the current economic environment, loan charge-offs and transfer of loans to foreclosed properties, (2) increases in loan loss provisions, (3) higher personnel costs principally attributable to the increasing complexity of routine compliance, regulatory and asset quality issues, and (4) higher occupancy expenses associated with depreciation and maintenance of technology investments related to expanding the banking products we offer to our customers and to improving our operational efficiency.  Partially offsetting these negative factors were an increase in activity-based interchange income, a decline in FDIC insurance premiums, and a decline in write-downs associated with foreclosed properties.

C&F Bank’s average non-affiliate loan portfolio has declined to $406.0 million for the third quarter of 2011 from $423.4 million for the third quarter of 2010.  For the first nine months of 2011, the average non-affiliate loan portfolio has declined to $406.6 million from $434.7 million for the first nine months of 2010.  In the coming months, it will be challenging to maintain the Retail Banking segment’s net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds the interest rate decline in interest-bearing liabilities.

The Bank’s nonperforming assets were $14.9 million at September 30, 2011, compared to $18.1 million at December 31, 2010.  Nonperforming assets at September 30, 2011 included $8.4 million in nonaccrual loans, compared to $7.8 million at December 31, 2010, and $6.4 million in foreclosed properties, compared to $10.3 million at December 31, 2010.  TDRs were $15.5 million at September 30, 2011, compared to $9.8 million at December 31, 2010.  Nonaccrual loans, which include $6.8 million and $402,000 of TDRs at September 30, 2011 and December 31, 2010, respectively, primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties.  Specific reserves of $1.4 million have been established for nonaccrual loans as of September 30, 2011.  Management believes it has provided adequate loan loss reserves for all of the Retail Banking segment’s loans.  Foreclosed properties at September 30, 2011 consist of both residential and non-residential properties These properties have been written down to their estimated fair values less selling costs.  The decline in foreclosed properties since December 31, 2010 resulted from sales of foreclosed properties as the Corporation focused efforts on improving asset quality.

Mortgage Banking: C&F Mortgage reported net income of $477,000 for the third quarter of 2011, compared to net income of $656,000 for the third quarter of 2010.  For the first nine months of 2011, C&F Mortgage reported net income of $1.0 million, compared to a net loss of $124,000 for the first nine months of 2010.

The decline in net income for the third quarter of 2011, as compared to the third quarter of 2010, was primarily attributable to lower gains on sales of loans, which were $4.3 million for the third quarter of 2011, compared to $4.9 million for the third quarter of 2010.  Loan origination volume decreased for the third quarter of 2011 when compared to the same period in 2010.  This decline was offset in part by lower production-based compensation, which is also related to lower mortgage loan originations in 2011.  The improvement in net income for the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily attributable to a decrease of $3.0 million in the provision for indemnification losses.  During the second quarter of 2010, C&F Mortgage entered into an agreement with one of its largest investors that resolved all known and unknown indemnification obligations for loans sold to that investor prior to 2010.  With this agreement in place, there has been a reduction in indemnification expense in 2011.

Loan origination volume decreased for the third quarter of 2011 to $154.6 million, compared to $201.8 million for the third quarter of 2010.  Similarly, loan origination volume for the first nine months of 2011 decreased to $427.7 million from $545.2 million for the first nine months of 2010.  For the third quarter of 2011, the amount of loan originations for refinancings and home purchases were $37.1 million and $117.5 million, respectively, compared to $92.8 million and $109.0 million, respectively, for the third quarter of 2010.  For the first nine months of 2011, the amount of loan originations for refinancings and home purchases were $97.2 million and $330.5 million, respectively, compared to $163.6 million and $381.6 million, respectively, for the first nine months of 2010.  The decline in origination volumes is a result of fluctuations in mortgage rates, a continued overall weakness in the housing market due to the challenging economic conditions and the expiration of the homebuyer tax credits that boosted loan demand during the first half of 2010.  These declines in loan originations in 2011 resulted in lower gains on sales of loans, which were $4.3 million and $11.8 million for the three and nine months ended September 30, 2011, respectively, compared to $4.9 million and $13.3 million for the three and nine months ended September 30, 2010, respectively.

In addition to the decline in gains on sales of loans, the Mortgage Banking segment’s earnings for the first nine months of 2011 include increases of $377,000 in non-production salaries expense in order to manage the increasingly complex regulatory environment and $104,000 in professional fees due to increased legal and compliance costs.  Partially offsetting these revenue declines was lower production-based and income-based compensation for the comparable periods in 2011 and 2010.

Consumer Finance:  C&F Finance reported net income of $3.4 million for the third quarter of 2011, compared to net income of $2.4 million for the third quarter of 2010.  For the first nine months of 2011, C&F Finance reported net income of $9.5 million, compared to net income of $6.9 million for the first nine months of 2010.

The earnings increases in 2011 resulted from the effects of (1) increases in average loans outstanding of 17.3 percent and 16.9 percent for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, (2) the sustained low cost of the Consumer Finance segment’s variable-rate borrowings and (3) decreases of $375,000 and $650,000 in the provision for loan losses for the three and nine months ended September 30, 2011, respectively.  The reduction in the provision for loan losses during 2011 was attributable to lower net charge-offs, which resulted from prudent underwriting criteria, effective collection processes and higher recovery rates on the sale of repossessed vehicles.  These items were partially offset by an increase in compensation costs of $190,000 and $572,000 for the three months and nine months ended September 30, 2011, respectively, which was a result of an increase in the number of personnel to manage the growth in loans outstanding, as well as higher variable compensation resulting from increased profitability, loan growth and portfolio performance.

The allowance for loan losses as a percentage of loans remained approximately the same, 7.89 percent, at September 30, 2011, compared to 7.90 percent at December 31, 2010.  Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Other and Eliminations:  The net losses for the three and nine months ended September 30, 2011 for this combined segment were $118,000 and $468,000, respectively, compared to net losses of $145,000 and $395,000 for the three and nine months ended September 30, 2010, respectively. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management. Total shareholders’ equity was $93.3 million at September 30, 2011, compared to $92.8 million at December 31, 2010.  Capital growth from earnings during the first nine months of 2011 was mostly offset by the redemption of 50 percent of the preferred shares issued under the CPP, as described below.

The capital and liquidity positions of the Corporation remain strong.  Capital has continued to grow during 2011 and exceeds current regulatory capital standards for being well-capitalized.  While the Corporation continues to participate in the CPP, on July 27, 2011, it completed the redemption of $10.00 million, or 50 percent, of the $20.00 million of preferred shares issued under the CPP.  The funds for this redemption were provided by existing financial resources of the Corporation, and because no new capital was issued, there was no dilution to the Corporation’s common shareholders as a result of the redemption.  The Corporation accelerated the accretion of a portion of its preferred stock discount, which reduced net income available to common shareholders by approximately $213,000 in the third quarter of 2011.  As a result of this redemption, preferred stock dividends will be reduced annually by $500,000.  We will continue to assess our on-going participation in the CPP based upon the economic and regulatory environment and our capital levels.

We also manage capital through dividends to the Corporation’s shareholders.  The Corporation’s board of directors continued its policy of paying dividends in 2011.  The dividend payout ratios for the three and nine months ended September 30, 2011 were 25.5 percent and 27.6 percent, respectively, of net income available to common shareholders.  The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings.  However, in connection with the Corporation’s continued participation in the CPP there are limitations on the Corporation’s ability to pay quarterly cash dividends in excess of $0.31 per share or to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2011 and 2010. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$18,842	$78	1.63%	$21,827	$90	1.65%
Tax-exempt	120,482	1,852	6.26	104,777	1,676	6.40
Total securities	139,324	1,930	5.54	126,604	1,766	5.58
Loans, net	689,193	17,611	10.14	688,981	16,545	9.61
Interest-bearing deposits in other banks and Federal funds sold	12,486	7	0.20	11,932	9	0.30
Total earning assets	841,003	19,548	9.23	827,517	18,320	8.86
Allowance for loan losses	(31,012)			(24,941)
Total non-earning assets	94,830			99,818
Total assets	$904,821			$902,394

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$105,518	109	0.41	$95,618	134	0.56
Money market deposit accounts	81,556	126	0.62	64,425	133	0.83
Savings accounts	41,986	12	0.11	42,113	10	0.09
Certificates of deposit, $100 or more	137,695	677	1.95	144,612	782	2.16
Other certificates of deposit	169,057	785	1.84	177,739	972	2.19
Total time and savings deposits	535,812	1,709	1.27	524,507	2,031	1.55
Borrowings	159,743	1,222	3.06	169,092	1,303	3.08
Total interest-bearing liabilities	695,555	2,931	1.68	693,599	3,334	1.92
Demand deposits	95,691			91,627
Other liabilities	19,580			24,506
Total liabilities	810,826			809,732
Shareholders’ equity	93,995			92,662
Total liabilities and shareholders’ equity	$904,821			$902,394
Net interest income		$16,617			$14,986
Interest rate spread			7.55%			6.94%
Interest expense to average earning assets (annualized)			1.39%			1.61%
Net interest margin (annualized)			7.84%			7.24%

	Nine Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$19,819	$240	1.61%	$20,764	$310	1.99%
Tax-exempt	118,262	5,517	6.26	103,587	5,040	6.49
Total securities	138,081	5,757	5.56	124,351	5,350	5.74
Loans, net	677,154	51,029	10.07	678,464	48,061	9.45
Interest-bearing deposits in other banks and Federal funds sold	21,295	38	0.23	14,082	37	0.35
Total earning assets	836,530	56,824	9.07	816,897	53,448	8.72
Allowance for loan losses	(29,815)			(25,398)
Total non-earning assets	95,832			94,667
Total assets	$902,547			$886,166

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$110,118	430	0.52	$90,036	362	0.54
Money market deposit accounts	76,159	391	0.69	62,332	429	0.92
Savings accounts	42,070	32	0.10	41,638	31	0.10
Certificates of deposit, $100 or more	134,290	2,013	2.01	145,704	2,445	2.24
Other certificates of deposit	172,868	2,454	1.90	178,724	3,014	2.25
Total time and savings deposits	535,505	5,320	1.33	518,434	6,281	1.62
Borrowings	159,720	3,643	3.04	168,294	3,747	2.97
Total interest-bearing liabilities	695,225	8,963	1.72	686,728	10,028	1.95
Demand deposits	92,409			88,961
Other liabilities	19,778			19,834
Total liabilities	807,412			795,523
Shareholders’ equity	95,135			90,643
Total liabilities and shareholders’ equity	$902,547			$886,166
Net interest income		$47,861			$43,420
Interest rate spread			7.35%			6.77%
Interest expense to average earning assets (annualized)			1.43%			1.64%
Net interest margin (annualized)			7.64%			7.09%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2011 from 2010
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$738	$328	$1,066
Securities:
Taxable	(1)	(11)	(12)
Tax-exempt	(41)	217	176
Interest-bearing deposits in other banks and Federal funds sold	(3)	1	(2)
Total interest income	693	535	1,228

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(38)	13	(25)
Money market deposit accounts	(32)	25	(7)
Savings accounts	2	—	2
Certificates of deposit, $100 or more	(71)	(34)	(105)
Other certificates of deposit	(145)	(42)	(187)
Total time and savings deposits	(284)	(38)	(322)
Borrowings (including Trust preferred capital notes)	(16)	(65)	(81)
Total interest expense	(300)	(103)	(403)
Change in net interest income	$993	$638	$1,631

	Nine Months Ended September 30, 2011 from 2010
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$2,789	$179	$2,968
Securities:
Taxable	(56)	(14)	(70)
Tax-exempt	(189)	666	477
Interest-bearing deposits in other banks and Federal funds sold	—	1	1
Total interest income	2,544	832	3,376

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(8)	76	68
Money market deposit accounts	(121)	83	(38)
Savings accounts	—	1	1
Certificates of deposit, $100 or more	(250)	(182)	(432)
Other certificates of deposit	(465)	(95)	(560)
Total time and savings deposits	(844)	(117)	(961)
Borrowings (including Trust preferred capital notes)	84	(188)	(104)
Total interest expense	(760)	(305)	(1,065)
Change in net interest income	$3,304	$1,137	$4,441

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2011 was $16.6 million, compared to $15.0 million for the three months ended September 30, 2010.  Net interest income, on a taxable-equivalent basis, for the first nine months of 2011 was $47.9 million, compared to $43.4 million for the first nine months of 2010.  The higher net interest income for the third quarter of 2011, as compared to the third quarter of 2010, resulted from a 60 basis point increase in net interest margin to 7.84 percent, coupled with a 1.6 percent increase in average earning assets.  The higher net interest income for the first nine months of 2011, as compared to the first nine months of 2010, resulted from a 55 basis point increase in net interest margin to 7.64 percent, coupled with a 2.4 percent increase in average earning assets.  The increases in net interest margin for the three and nine months ended September 30, 2011, compared to the same periods in 2010, were principally a result of an increase in the yield on loans and a decrease in the rates paid on time and savings deposits, partially offset by a lower yield on securities.  The increases in the yield on loans were primarily a result of a change in the mix of loans whereby lower yielding average loans at the Retail Banking and Mortgage Banking segments declined and higher yielding loans at the Consumer Finance segment increased.  The decreases in rates paid on time and savings deposits were primarily a result of a reduction in interest rates paid on money market deposit accounts resulting from the sustained low interest rate environment, and the repricing of higher rate certificates of deposit as they matured to lower rates.  In addition, the mix in interest-bearing deposits has shifted to shorter-term interest-bearing and money market deposit accounts.  The decline in the yield on securities resulted from purchases of securities in the current low interest rate environment.  While the average interest rate paid on borrowings for the first nine months of 2011 increased 7 basis points, as compared to the same period in 2010, the average interest rate paid on borrowings for the third quarter of 2011 was almost level with the rate paid in the third quarter of 2010.  These changes occurred as the effects of changes in the mix of borrowings to less dependence on lower-cost short-term borrowings, which occurred as a result of deposit growth, and the effects of a 25 basis point increase in the rate on our variable-rate revolving line of credit, which began in July 2010, had been absorbed in the average interest rate paid on borrowings during the third quarter of 2010.

Average loans, which includes both loans held for investment and loans held for sale, increased slightly to $689.2 million for the quarter ended September 30, 2011 from $689.0 million for the third quarter of 2010.  However, average loans decreased to $677.2 million for the first nine months of 2011 from $678.5 million for the first nine months of 2010.  A portion of the decreases occurred in the Mortgage Banking segment’s portfolio of loans held for sale, the average balance of which declined $18.5 million in the third quarter of 2011 and $7.3 million in the first nine months of 2011, when compared to the same periods in 2010.  These declines are indicative of the lower loan production due to continued overall weakness in the housing market and the expiration of the homebuyer tax credits that boosted loan demand during the first half of 2010.  In total, average loans to non-affiliates held for investment had a minimal decrease in 2011.  However, the Retail Banking and Mortgage Banking segments’ portfolio of average loans held for investment decreased $17.6 million in the third quarter of 2011 and $28.1 million in the first nine months of 2011, when compared to the same periods in 2010.  Loan production at the Retail Banking segment has been negatively affected by weak demand for new loans and during the first nine months of 2011 loan originations were not keeping pace with payments on existing loans, charge-offs and transfers to foreclosed properties.  The declines in average loans at the Retail Banking segment have been substantially offset by increases in the Consumer Finance segment’s average loan portfolio, which increased $36.3 million in the third quarter of 2011 and $34.1 million in the first nine months of 2011, when compared to the same periods in 2010.  These increases resulted from robust demand in existing and new markets.

The overall yield on average loans increased 53 basis points to 10.14 percent in the third quarter of 2011 and 62 basis points to 10.07 percent in the first nine months of 2011, when compared to the same periods in 2010, principally as a result of the shift in the mix of the portfolio from lower yielding loans held in our Retail Banking and Mortgage Banking segments to higher yielding loans in our Consumer Finance segment.

Average securities available for sale increased $12.7 million in the third quarter of 2011 and $13.7 million in the first nine months of 2011, when compared to the same periods in 2010.  The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio in conjunction with the strategy to increase the investment portfolio as a percentage of total assets.  This strategy is based on the investment portfolio’s role in managing interest rate sensitivity, providing liquidity and serving as an additional source of interest income.  The funding for this strategy has come from the growth in deposits, coupled with reduced loan demand in the Retail Banking segment.  The lower yields on the available-for-sale securities portfolio in the third quarter and first nine months of 2011, compared to the same periods in 2010, resulted from purchases of securities in the current low interest rate environment, as well as purchases of shorter-term securities with lower yields during 2011.

Average interest-bearing deposits in other banks and Federal funds sold increased $554,000 and $7.2 million during the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010, as a result of excess liquidity provided by growth in the Corporation’s deposit portfolio coupled with reduced loan demand at the Retail Banking and Mortgage Banking segments.  The average yields on these overnight funds of 20 basis points and 23 basis points for the three and nine months ended September 30, 2011, respectively, are an indication of the continuing low interest rate environment.

Average interest-bearing time and savings deposits increased $11.3 million in the third quarter of 2011 and $17.1 million in the first nine months of 2011, compared to the same periods in 2010, mainly due to higher deposit balances from municipal customers.  In addition, the mix in interest-bearing deposits has shifted to shorter-term interest-bearing and money market deposit accounts from longer-term certificates of deposits, which allows depositors greater flexibility for funds management and investing decisions.  The average cost of deposits declined 28 basis points in the third quarter of 2011 and 29 basis points in the first nine months of 2011, compared to the same periods in 2010 because time deposits that matured throughout 2010 and into 2011 repriced at lower interest rates, or were not renewed, and shorter-term interest-bearing deposits, which pay a lower interest rate, have increased.

Average borrowings decreased $9.3 million in the third quarter of 2011 and $8.6 million in the first nine months of 2011, compared to the same periods in 2010.  These decreases were attributable to reduced funding needs as the growth in average earning assets has primarily been met through the growth in average deposits.  The average cost of borrowings decreased 2 basis points in the third quarter and increased 7 basis points in the first nine months of 2011, respectively, compared to the same periods in 2010, as a result of a change in the composition of borrowings, which has occurred as lower-cost short-term variable-rate borrowings have been repaid with excess liquidity provided by lower loan demand and deposit growth.  In addition, a 25 basis point increase in the Consumer Finance segment’s variable-rate revolving line of credit, which became effective in July 2010, contributed to the increase in the average cost of borrowings for the nine months ended September 30, 2011.

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended September 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,282	$—	$—	$4,282
Service charges on deposit accounts	915	—	—	—	915
Other service charges and fees	582	747	3	38	1,370
Net gains on calls of available for sale securities	1	—	—	—	1
Other income	40	1	185	346	572
Total noninterest income	$1,538	$5,030	$188	$384	$7,140

(Dollars in thousands)	Three Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,865	$—	$—	$4,865
Service charges on deposit accounts	957	—	—	—	957
Other service charges and fees	527	758	2	56	1,343
Net gains (losses) on sales and calls of available for sale securities	4	—	—	(15)	(11)
Other income	35	316	141	178	670
Total noninterest income	$1,523	$5,939	$143	$219	$7,824

(Dollars in thousands)	Nine Months Ended September 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$11,778	$—	$—	$11,778
Service charges on deposit accounts	2,609	—	—	—	2,609
Other service charges and fees	1,677	1,975	7	117	3,776
Net gains on calls of available for sale securities	1	—	—	—	1
Other income	153	55	512	830	1,550
Total noninterest income	$4,440	$13,808	$519	$947	$19,714

(Dollars in thousands)	Nine Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$13,295	$—	$(3)	$13,292
Service charges on deposit accounts	2,563	—	—	—	2,563
Other service charges and fees	1,438	2,002	6	146	3,592
Net gains on sales and calls of available for sale securities	53	—	—	12	65
Other income	161	162	430	635	1,388
Total noninterest income	$4,215	$15,459	$436	$790	$20,900

Total noninterest income decreased $684,000, or 8.7 percent, in the third quarter of 2011 and $1.2 million, or 5.7 percent in the first nine months of 2011, compared to the same periods in 2010.  These decreases primarily resulted from lower gains on sales of loans at the Mortgage Banking segment due to the decline in loan production, which were partially offset by higher service charges and fees at the Retail Banking segment due to an increase in activity-based bank card interchange income.  Management anticipates that the Corporation’s noninterest income, in particular gains on sales of loans held for sale generated by the Mortgage Banking segment, will be negatively affected as long as the housing market and demand for mortgage loans remain suppressed by challenging economic conditions.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended September 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,486	$2,595	$1,657	$227	$7,965
Occupancy expenses	966	474	198	6	1,644
Other expenses:
OREO expenses and write-downs	335	—	—	—	335
Provision for indemnification losses	—	146	—	—	146
Other expenses	1,774	1,159	815	85	3,833
Total other expenses	2,109	1,305	815	85	4,314
Total noninterest expenses	$6,561	$4,374	$2,670	$318	$13,923

(Dollars in thousands)	Three Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,729	$3,463	$1,467	$152	$8,811
Occupancy expenses	848	555	103	12	1,518
Other expenses:
OREO expenses and write-downs	788	35	—	—	823
Provision for indemnification losses	—	337	—	—	337
Other expenses	1,699	935	601	80	3,315
Total other expenses	2,487	1,307	601	80	4,475
Total noninterest expenses	$7,064	$5,325	$2,171	$244	$14,804

(Dollars in thousands)	Nine Months Ended September 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,972	$8,318	$4,986	$611	$24,887
Occupancy expenses	2,874	1,421	467	19	4,781
Other expenses:
OREO expenses and write-downs	1,111	11	—	—	1,122
Provision for indemnification losses	—	552	—	—	552
Other expenses	5,230	2,542	2,177	309	10,258
Total other expenses	6,341	3,105	2,177	309	11,932
Total noninterest expenses	$20,187	$12,844	$7,630	$939	$41,600

(Dollars in thousands)	Nine Months Ended September 30, 2010
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,922	$9,634	$4,414	$504	$25,474
Occupancy expenses	2,506	1,470	306	23	4,305
Other expenses:
OREO expenses and write-downs	2,298	47	—	—	2,345
Provision for indemnification losses	—	3,515	—	—	3,515
Other expenses	4,710	2,223	1,725	305	8,963
Total other expenses	7,008	5,785	1,725	305	14,823
Total noninterest expenses	$20,436	$16,889	$6,445	$832	$44,602

Total noninterest expenses decreased $881,000, or 6.0 percent, in the third quarter of 2011 and $3.0 million, or 6.7 percent in the first nine months of 2011, compared to the same periods in 2010.  These decreases resulted primarily at the Mortgage Banking segment from the $191,000 and the $3.0 million declines in the provision for indemnification losses, as previously described, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  In addition, personnel expenses at the Mortgage Banking segment have declined $868,000 and $1.3 million in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010, as a result of lower production-based and income based compensation.  Further expense reductions occurred at the Retail Banking segment as (1) OREO expenses declined $453,000 and $1.2 million in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010 and (2) FDIC deposit insurance premiums declined $162,000 and $154,000 in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010.  These expense reductions were offset in part by (1) higher non-production salary expense at the Mortgage Banking segment due to the regulatory compliance environment and (2) higher personnel expenses at the Consumer Finance segment resulting from an increase in the number of personnel to manage the growth in loans outstanding and higher variable compensation resulting from increased profitability, loan growth and portfolio performance.

Income Taxes

Income tax expense for the third quarter of 2011 totaled $1.6 million, resulting in an effective tax rate of 31.5 percent, compared to $1.1 million and 30.2 percent for the third quarter of 2010.  Income tax expense for the first nine months of 2011 totaled $4.2 million, resulting in an effective tax rate of 30.6 percent, compared to $2.0 million and 25.9 percent for the first nine months of 2010.  The increases in the effective tax rates during 2011 were a result of higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes, partially offset by the increase in income from the Retail Banking segment’s tax-exempt municipal bond portfolio.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2011	2010
Allowance, beginning of period	$30,211	$25,154
Provision for loan losses:
Retail Banking segment	2,000	1,450
Mortgage Banking segment	200	19
Consumer Finance segment	1,875	2,250
Total provision for loan losses	4,075	3,719
Loans charged off:
Real estate—residential mortgage	365	71
Real estate—construction	—	330
Commercial, financial and agricultural	11	2
Equity lines	—	—
Consumer	80	140
Consumer finance	2,095	2,156
Total loans charged off	2,551	2,699
Recoveries of loans previously charged off:
Real estate—residential mortgage	76	6
Real estate—construction	—	—
Commercial, financial and agricultural	128	2
Equity lines	—	—
Consumer	30	21
Consumer finance	621	532
Total recoveries	855	561
Net loans charged off	1,696	2,138
Allowance, end of period	$32,590	$26,735
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.45%	0.51%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.01%	3.04%

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Allowance, beginning of period	$28,840	$24,027
Provision for loan losses:
Retail Banking segment	4,550	4,050
Mortgage Banking segment	235	19
Consumer Finance segment	5,500	6,150
Total provision for loan losses	10,285	10,219
Loans charged off:
Real estate—residential mortgage	648	851
Real estate—construction	—	1,145
Commercial, financial and agricultural	2,541	1,250
Equity lines	9	—
Consumer	247	205
Consumer finance	5,210	5,673
Total loans charged off	8,655	9,124
Recoveries of loans previously charged off:
Real estate—residential mortgage	90	45
Real estate—construction	—	—
Commercial, financial and agricultural	149	13
Equity lines	—	—
Consumer	71	60
Consumer finance	1,810	1,495
Total recoveries	2,120	1,613
Net loans charged off	6,535	7,511
Allowance, end of period	$32,590	$26,735
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.02%	1.02%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	1.92%	2.77%

Table 6 discloses the allocation of the allowance for loan losses at September 30, 2011 and December 31, 2010.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	September 30, 2011	December 31, 2010
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,330	$1,442
Real estate—construction 1	734	581
Commercial, financial and agricultural 2	8,804	8,688
Equity lines	910	380
Consumer	270	307
Consumer finance	19,542	17,442
Balance	$32,590	$28,840

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$140,943	$862	$3,323	$1,489	$146,617
Real estate—construction 2	3,897	354	2,871	—	7,122
Commercial, financial and agricultural 3	163,177	23,132	22,753	6,902	215,964
Equity lines	31,383	285	779	129	32,576
Consumer	4,691	11	785	—	5,487
	$344,091	$24,644	$30,511	$8,520	$407,766

(Dollars in thousands)	Performing	Nonperforming	Total
Consumer finance	$247,150	$595	$247,745

1	At September 30, 2011, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate—construction 2	7,368	—	4,727	—	12,095
Commercial, financial and agricultural 3	171,569	25,674	14,708	7,275	219,226
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250
	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Nonperforming	Total
Consumer finance	$220,602	$151	$220,753

1	At December 31, 2010, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses increased $1.7 million since December 31, 2010, and the provision for loan losses at these combined segments increased $731,000 and $716,000 in the third quarter of 2011 and the first nine months of 2011, respectively, compared to the same periods in 2010.  The allowance for loan losses to total loans increased to 3.20 percent at September 30, 2011, compared to 2.75 percent at December 31, 2010.  The increase in this ratio since 2010 year end was attributable to the higher provision for loan losses, coupled with declining charge-offs in the third quarter of 2011.  Substandard loans increased to $30.5 million at September 30, 2011 from $23.8 million at December 31, 2010.  This increase was concentrated in the commercial sector of the Retail Banking segment’s loan portfolio to which we have allocated the largest portion of the Retail Banking segment’s loan loss allowance.  The equity lines sector also experienced an increase in substandard loans since December 31, 2010, and the allocation of the allowance for equity line losses increased $530,000.  The allocation of the allowance for real estate-residential mortgage loans increased $888,000 since December 31, 2011 because second mortgage loans, which are included in this loan category, have experienced an increase in substandard loans.  Throughout 2011, we have been updating credit scores, collateral values and loan-to-value ratios on the Retail Banking segment’s second mortgage loans and equity lines in order to better anticipate default risks within these portfolios.  We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $19.5 million at September 30, 2011 from $17.4 million at December 31, 2010, and its provision for loan losses decreased $375,000 and $650,000 during the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010.  The increase in the allowance for loan losses was primarily due to the growth in the loan portfolio.  The allowance for loan losses to total loans of 7.89 percent at September 30, 2011 remained essentially the same as the 7.90 percent at December 31, 2010.  The decrease in the provision for loan losses during the first nine months of 2011 as compared to the same period in 2010 was primarily attributable to lower net charge-offs, the level of which was favorably affected by prudent underwriting criteria for new loans, effective collection processes, and a higher recovery rate on sales of repossessed vehicles fueled by robust used car demand.  We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at September 30, 2011 and December 31, 2010.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking Segments

(Dollars in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans* - Retail Banking	$8,416	$7,765
Nonaccrual loans - Mortgage Banking	104	—
OREO** - Retail Banking	6,442	10,295
OREO** - Mortgage Banking	—	379
Total nonperforming assets	$14,962	$18,439
Accruing loans past due for 90 days or more	$2	$1,030
Troubled debt restructurings	$15,527	$9,769
Total loans	$407,767	$414,831
Allowance for loan losses	$13,048	$11,398
Nonperforming assets to total loans and OREO	3.61%	4.33%
Allowance for loan losses to total loans	3.20	2.75
Allowance for loan losses to nonaccrual loans	153.15	146.79

*	Nonaccrual loans include nonaccrual TDRs of $6.8 million at September 30, 2011 and $402,000 at December 31, 2010.
**	OREO is recorded at its estimated fair value less cost to sell.

 Consumer Finance Segment

(Dollars in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans	$595	$151
Accruing loans past due for 90 days or more	$—	$—
Total loans	$247,745	$220,753
Allowance for loan losses	$19,542	$17,442
Nonaccrual consumer finance loans to total consumer finance loans	0.24%	0.07%
Allowance for loan losses to total consumer finance loans	7.89	7.90

Nonperforming assets of the Retail Banking segment totaled $14.9 million at September 30, 2011, compared to $18.1 million at December 31, 2010.  Nonperforming assets of the Retail Banking segment at September 30, 2011 included $8.4 million of nonaccrual loans, compared to $7.8 million at December 31, 2010, and $6.4 million of foreclosed, or OREO, properties, compared to $10.3 million at December 31, 2010.  Nonaccrual loans primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $1.4 million have been established for the Retail Banking segment’s nonaccrual loans. We believe we have provided adequate loan loss reserves based on current appraisals of the collateral.  In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors.  OREO properties at September 30, 2011 primarily consisted of residential and non-residential properties associated with commercial relationships.  These properties have been written down to their estimated fair values less cost to sell.  The decline in OREO properties since December 31, 2010 resulted from $7.4 million in sales in the first nine months of 2011 as the Corporation focused efforts on disposing of OREO property.

Accruing loans past due for 90 days or more at the combined Retail Banking and Mortgage Banking segments decreased to $2,000 at September 30, 2011, compared to $1.0 million at December 31, 2010.  The decrease was primarily due to loans being moved to a nonaccrual status, being charged-off or transferred to OREO.

Nonaccrual loans at the Consumer Finance segment increased to $595,000 at September 30, 2011 from $151,000 at December 31, 2010. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses because the Consumer Finance segment frequently initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

TABLE 9: Impaired Loans

Impaired loans, which include TDRs of $15.5 million, and the related allowance at September 30, 2011, as well as average impaired loans and interest income recognized for the first nine months of 2011, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,048	$3,050	$618	$3,041	$103
Commercial, financial and agricultural:
Commercial real estate lending	4,591	5,021	920	4,156	57
Land acquisition and development lending	5,678	6,014	600	5,851	282
Builder line lending	2,285	2,285	300	2,110	—
Commercial business lending	99	1007	22	416	4
Equity lines	—	—	—	49	—
Consumer	324	324	49	331	11
Total	$16,025	$16,794	$2,509	$15,954	$457

Impaired loans, which include TDRs of $9.8 million, and the related allowance at December 31, 2010, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition and development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14
Total	$16,417	$17,600	$2,633	$9,418	$215

The balance of impaired loans was $16.0 million, including $15.5 million of TDRs at September 30, 2011, for which there were specific valuation allowances of $2.5 million.  At December 31, 2010, the balance of impaired loans was $16.4 million, including $9.8 million of TDRs, for which there were specific valuation allowances of $2.6 million.  The increase in troubled debt restructurings was primarily due to two commercial loan relationships totaling $5.5 million for which modified repayment schedules were negotiated.  While these relationships were also in nonaccrual status at September 30, 2011, the borrowers are servicing the loans in accordance with the modified terms.  The Corporation has no obligation to fund additional advances on its impaired loans.  While TDRs are considered impaired loans, we believe that TDR modifications can be a responsible approach to managing asset quality when working with borrowers who are experiencing financial difficulties.

TDRs at September 30, 2011 and December 31, 2010 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	September 30, 2011	December 31, 2010
Accruing TDRs	$8,748	$9,367
Nonaccrual TDRs1	6,779	402
Total TDRs2	$15,527	$9,769

1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Table 9: Impaired Loans.

While TDRs are considered impaired loans, not all TDRs are on nonaccrual status.  If a loan was on nonaccrual status at the time of the TDR modification, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the Corporation’s policy for returning loans to accrual status.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such modified payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the TDR will remain on an accruing status.

FINANCIAL CONDITION

At September 30, 2011, the Corporation had total assets of $908.9 million compared to $904.1 million at December 31, 2010. The increase was principally a result of growth in the portfolio of securities available for sale, loan growth at the Consumer Finance segment and an increase in cash and cash equivalents, which were substantially offset by reductions in loans held for sale at the Mortgage Banking segment, in loans held for investment at the Retail Banking segment and in OREO.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$146,617	22%	$146,073	23%
Real estate – construction	7,122	1	12,095	2
Commercial, financial and agricultural 1	215,964	33	219,226	34
Equity lines	32,576	5	32,187	5
Consumer	5,487	1	5,250	1
Consumer finance	247,745	38	220,753	35
Total loans	655,511	100%	635,584	100%
Less allowance for loan losses	(32,590)		(28,840)
Total loans, net	$622,921		$606,744

1	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

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

TABLE 12: Securities Available for Sale

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$11,056	8%	$13,656	10%
Mortgage-backed securities	2,499	2	2,300	2
Obligations of states and political subdivisions	128,138	90	114,288	88
Total debt securities	141,693	100	130,244	100
Preferred stock	100	*	31	*
Total available for sale securities at fair value	$141,793	100%	$130,275	100%

*	Less than one percent.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals, businesses and municipalities located within the communities served.  Deposits totaled $637.4 million at September 30, 2011, compared to $625.1 million at December 31, 2010.  Since December 31, 2010, the Corporation’s time deposits have increased by $2.5 million and non-interest bearing demand deposits have increased $9.7 million, shifting the deposit mix to shorter duration, lower-cost deposits.  The Corporation had no brokered certificates of deposit outstanding at September 30, 2011 or December 31, 2010.

Borrowings

Borrowings totaled $159.4 million at September 30, 2011, compared to $164.1 million at December 31, 2010 as the Corporation used excess liquidity resulting from reduced loan demand and deposit growth at the Retail Banking segment to reduce short-term borrowings.

Off-Balance Sheet Arrangements

As of September 30, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

As of September 30, 2011, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at September 30, 2011 totaled $68.2 million, compared to $45.7 million at December 31, 2010 as the Corporation had higher interest-bearing deposits at other banks and a higher amount of nonpledged securities available for sale at September 30, 2011, compared to December 31, 2010.  The Corporation’s funding sources, including the capacity, amount outstanding and amount available at September 30, 2011 are presented in Table 13: Funding Sources.

TABLE 13: Funding Sources

	September 30, 2011
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$—	$59,000
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	109,012	52,500	56,512
Borrowings from Federal Reserve Bank	62,366	—	62,366
Revolving line of credit	120,000	76,051	43,949
Total	$355,378	$133,551	$221,827

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

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total Capital (to Risk-Weighted Assets)
Corporation	$109,823	16.2%	$54,260	8.0%	N/A	N/A
Bank	107,945	16.0	54,017	8.0	$67,521	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	101,047	14.9	27,130	4.0	N/A	N/A
Bank	99,207	14.7	27,008	4.0	40,513	6.0
Tier 1 Capital (to Average Assets)
Corporation	101,047	11.3	35,851	4.0	N/A	N/A
Bank	99,207	11.1	35,746	4.0	44,683	5.0

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Corporation	$112,947	16.5%	$54,647	8.0%	N/A	N/A
Bank	110,685	16.3	54,434	8.0	$68,042	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,158	15.3	27,324	4.0	N/A	N/A
Bank	101,929	15.0	27,217	4.0	40,825	6.0
Tier 1 Capital (to Average Assets)
Corporation	104,158	11.6	35,843	4.0	N/A	N/A
Bank	101,929	11.4	35,838	4.0	44,798	5.0

On July 27, 2011, the Corporation redeemed $10.0 million, or 50 percent, of the $20.0 million of the preferred stock issued to the United States Department of the Treasury in January 2009 under the CPP.  This redemption has been reflected in the Corporation’s capital ratios as of September 30, 2011.  Information regarding the Corporation’s redemption of the preferred stock is presented in Note 5 to the Unaudited Consolidated Financial Statements.

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

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation has not purchased any of its Common Stock during 2011.

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

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

*10.11.1	Form of Notice of Amendment to C&F Financial Corporation Incentive Stock Option Agreement

10.27	Letter Agreement, dated July 27, 2011, between C&F Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.27 to Form 8-K filed July 28, 2011)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract

*
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date	November 8, 2011	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	November 8, 2011	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)