Form 10-K
period 2011-12-31
C & F FINANCIAL CORP
filed 2012-03-05
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 was $62,878,652.

There were 3,195,278 shares of common stock outstanding as of February 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 15, 2012 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 17, 2012 are incorporated by reference in Part III of this report.

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

Retail Banking

We provide retail banking services at the Bank’s main office in West Point, Virginia, and 17 Virginia branches located one each in Chester, Hampton, Mechanicsville, Midlothian, Newport News, Norge, Providence Forge, Quinton, Saluda, Sandston, Varina, West Point and Yorktown, and two each in Williamsburg and Richmond. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking and credit cards, as well as travelers’ checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2011, assets of the Retail Banking segment totaled $772.6 million. For the year ended December 31, 2011, the net loss for this segment totaled $432,000.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 13 locations in Virginia, three in Maryland, one each in Wilmington, Delaware; Moorestown, New Jersey; Gastonia, North Carolina; and York, Pennsylvania. The Virginia offices are located one each in Charlottesville, Chester, Fishersville, Fredericksburg, Glen Allen, Hanover, Harrisonburg, Lynchburg, Newport News, Roanoke and Williamsburg, and two in Midlothian. The Maryland offices are located in Annapolis, Ellicott City and Waldorf. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Wells Fargo Home Mortgage; Franklin American Mortgage Company; US Bank Home Mortgage; and the Virginia Housing Development Authority. C&F Mortgage does not securitize loans. The Bank also purchases lot and permanent loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans partially guaranteed by the Veterans Administration (the VA) and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans is non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement and residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2011, assets of the Mortgage Banking segment totaled $82.3 million. For the year ended December 31, 2011, net income for this segment totaled $1.3 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance, which the Bank acquired on September 1, 2002. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Alabama, Indiana, Kentucky, Maryland, Missouri, North Carolina, Ohio, Tennessee, Georgia and West Virginia through its offices in Richmond and Hampton, Virginia, in Nashville, Tennessee and in Towson, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. C&F Finance’s typical borrowers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2011, assets of the Consumer Finance segment totaled $249.7 million. For the year ended December 31, 2011, net income for this segment totaled $12.6 million.

Employees

At December 31, 2011, we employed 512 full-time equivalent employees. We consider relations with our employees to be excellent.

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

The competitive factors faced by C&F Mortgage may change due to financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act), which was signed into law on July 21, 2010. The Dodd-Frank Act affects many aspects of mortgage finance regulation, which may result in changes to the competitive landscape in the future. The many modifications introduced will require extensive rulemaking, and the full effect of the Dodd-Frank Act and the size of the related compliance burden will not be known for some time to come. The reforms to mortgage lending encompass broad new restrictions on lending practices and loan terms, amend price thresholds for certain lending segment, add new disclosure forms and procedures for all mortgages, and mandate stronger legal liabilities in connection with real estate finance. While C&F Mortgage is continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation could materially and adversely affect the manner in which it conducts it mortgage business, result in heightened federal regulation and oversight of its business activities, and result in increased costs and potential litigation associated with its business activities. Given the far-reaching effect of the Dodd-Frank Act on mortgage finance, compliance with the requirements of the Dodd-Frank Act may require substantial changes to mortgage lending systems and processes and other implementation efforts.

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

During 2008 and 2009, there was a significant contraction in the number of institutions providing automobile financing for the non-prime market. This contraction accompanied the economic downturn and the tightening of credit, which contributed to increasing defaults, a decline in collateral values and higher charge-offs.  As these issues have abated, institutions with access to capital have begun to re-enter the market, resulting in intensified competition for loans and qualified personnel. To continue to operate profitably, lenders must have a high level of operational and risk management skills and access to competitive costs of funds.

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

When enacted in 2002, Section 404(a) of the SOX Act required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and Section 404(b) of the SOX Act required the company’s auditor to attest to and report on management’s assessment.  From 2002 through 2012, the SEC had delayed implementation of Section 404(b) of the SOX Act for public companies with a public float below $75 million (i.e. companies that are smaller reporting companies or non-accelerated filers).  The Dodd-Frank Act permanently exempted smaller reporting companies and non-accelerated filers from Section 404(b) of the SOX Act, and the SEC made conforming amendments to certain of its rules and forms in September 2010.  The Corporation has voluntarily provided an attestation by the Corporation’s auditor on management’s assessment of the Corporation’s internal control over financial reporting in this Annual Report on Form 10-K.

The Corporation is also subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The Federal Reserve Board has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Bank Holding Company Act of 1956 (the BHCA) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks.  Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. The Dodd-Frank Act amended provisions of the BHCA (and corresponding provisions of the Federal Deposit Insurance Act) to require that a bank holding company be well capitalized and well managed before the Federal Reserve will approve an interstate bank acquisition or merger.  Also as a result of the Dodd-Frank Act, banks also are able to branch across state lines, provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state.

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

As long as the Corporation has total consolidated assets of less than $15 billion, the Corporation may include in Tier 1 and total capital the Corporation’s trust preferred securities that were issued before May 19, 2010. At December 31, 2011, the total capital to risk-weighted assets ratio of the Corporation was 16.4 percent and the ratio of the Bank was 16.2 percent. At December 31, 2011, the Tier 1 capital to risk-weighted assets ratio was 15.1 percent for the Corporation and 14.9 percent for the Bank. In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4.0 percent for banks and bank holding companies. At December 31, 2011, the Tier l leverage ratio was 11.5 percent for the Corporation and 11.3 percent for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

On January 9, 2009, as part of the Capital Purchase Program (Capital Purchase Program or CPP) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), as discussed below, the Corporation issued and sold to Treasury for an aggregate purchase price of $20.0 million in cash (1) 20,000 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (Series A Preferred Stock) and (2) a ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share (Common Stock), at an initial exercise price of $17.91 per share (Warrant). On July 27, 2011, the Corporation redeemed $10.00 million, or 50 percent, of the $20.00 million of Series A Preferred Stock. The Series A Preferred Stock has been treated as Tier 1 capital for regulatory capital adequacy determination purposes.

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

Basel III also provides for a “countercyclical capital buffer,”" generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

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

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation's net income and return on equity.

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

We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or the Bank to pay dividends. During the year ended December 31, 2011, the Bank declared $14.1 million in dividends payable to the Corporation, which were used to fund a portion of the Corporation’s debt service, dividends payable to common and preferred shareholders and the redemption of $10.0 million of Series A Preferred Stock.

Payment of dividends is at the discretion of the Corporation’s board of directors and is subject to various federal and state regulatory limitations. The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold includes a limitation that prohibited, prior to January 9, 2012, the payment of cash dividends in excess of the Corporation’s quarterly cash dividend at the time of issuance of the Series A Preferred Stock of $0.31 per share without the Treasury’s consent.

The Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Corporation and the Bank.  Such provisions affecting the business of the Corporation and the Bank include the following:

•
Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the DIF and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•
Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the CFPB), responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve and to the Bank by the FDIC.

•
Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.
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

Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its subsidiaries, its customers or the financial industry more generally. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below.

Economic Emergency Stabilization Act of 2008 (EESA) and the American Recovery & Reinvestment Act of 2009 (ARRA)

In October 2008, the EESA was signed into law, which provided immediate authority and facilities that the Treasury could use to restore liquidity and stability to the financial system. Specifically, Section 101 of EESA established the Troubled Asset Relief Program (TARP) to purchase, and to make and fund commitments to purchase, troubled assets from any financial institution, on such terms and conditions as are determined by the Secretary of the Treasury, and in accordance with EESA and the policies and procedures developed and published by the Secretary of the Treasury. Section 111 of EESA provides that entities that receive financial assistance from Treasury under TARP will be subject to specified executive compensation and corporate governance standards to be established by the Secretary of the Treasury. The statutory language in EESA includes three limitations on executive compensation for TARP recipients involved in a direct purchase. As described in more detail above, on January 9, 2009, through the CPP portion of TARP the Corporation sold and issued to Treasury shares of the Corporation’s Series A Preferred Stock and a Warrant to acquire shares of the Corporation’s common stock.

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

The corporate governance and executive compensation standards and restrictions of the EESA and the ARRA, as supplemented by the IFR and other interpretive guidance provided by Treasury, will apply to the Corporation as long as Treasury holds shares of the Corporation’s Series A Preferred Stock.

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the FDIC issued a comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution.  The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2012.  If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives only if the Corporation’s total consolidated assets exceed $1 billion.  These proposed regulations incorporate the three principles discussed in the June 2010 comprehensive final guidance on incentive compensation that was issued by the Federal Reserve, the OCC and the FDIC in June 2010.

Restrictions on Proprietary Trading

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012.  This provision of the Dodd-Frank Act is commonly called the “Volcker Rule.”  In October 2011, federal financial regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposed rules.  The proposed rules are highly complex and many aspects of their application remain uncertain.  Based on the proposed rules, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Corporation or the Bank, as the Corporation and the Bank do not engage in the businesses prohibited by the Volcker Rule.  Until final rules are adopted, the precise financial effect of these rules on the Corporation and the financial industry cannot be determined.

Insurance of Accounts, Assessments and Regulation by the FDIC

The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. In July 2010, the Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage to $250,000 per depositor, but did not change FDIC deposit insurance coverage for retirement accounts, which remains $250,000 per depositor. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts. For purposes of this extension, the definition of noninterest-bearing transaction accounts includes traditional checking accounts or demand deposit accounts on which no interest is paid and Interest on Lawyer Trust Accounts (IOLTAs), and excludes negotiable order of withdrawal consumer check accounts (NOW accounts) and money market deposit accounts.  The extended program is not optional and will no longer be funded by separate premiums.  This temporary unlimited deposit insurance coverage became effective on December 31, 2010 and terminates on December 31, 2012.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments.  In February 2011, the FDIC approved a final rule that changed the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopted a new large-bank pricing assessment scheme; and set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF.  The changes went into effect beginning with the second quarter of 2011, which was payable at the end of September 2011.  The rule also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent.

Under the FDIC’s deposit insurance assessment system, insured institutions are assigned to one of four risk categories, based on supervisory evaluations, regulatory capital levels and certain other factors. As applied to small institutions, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings (CAMELS components) and other information. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates are determined by the FDIC and, beginning April 1, 2011, initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.

On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. The restoration plan requires the FDIC to update its loss and income projections for the DIF at least semiannually, and if needed the FDIC may increase or decrease assessment rates following a notice-and-comment rulemaking.

Special Deposit Insurance Assessment and Prepayment of Assessments.  In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. The Corporation was assessed $391,000, all of which was expensed in 2009. In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. On December 30, 2009, the Corporation prepaid $3.2 million of FDIC assessments.

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

Community Reinvestment Act. The Community Reinvestment Act (CRA) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2010, the FDIC issued C&F Bank’s 2009 Community Reinvestment Act Performance Evaluation (the 2009 CRA Evaluation). C&F Bank received “Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the 2009 CRA Evaluation.  Based on issues identified at one of C&F Bank’s subsidiaries, C&F Mortgage, C&F Bank  received a “Needs to Improve” rating on the Lending Test component, and as a result, a “Needs to Improve” rating on its overall rating in January 2011. In its evaluation, the FDIC concluded that C&F Mortgage violated the Equal Credit Opportunity Act (the ECOA), Federal Reserve Regulation B, and the Fair Housing Act in connection with certain of its lending practices.   While C&F Bank’s board of directors and management strongly disagree with the FDIC’s conclusion, C&F Mortgage has strengthened and continues to strengthen its policies, procedures and monitoring of its lending practices to address the issues raised by the FDIC. As required by statute, the FDIC referred its conclusions regarding the alleged violations to the Department of Justice (DOJ) in 2011. As a result of the referral, the DOJ conducted an investigation and alleged a violation of the ECOA and the Fair Housing Act in connection with certain lending practices of C&F Mortgage during 2007. In September 2011, C&F Mortgage entered into a settlement with the DOJ and agreed to (i) implement certain policies, procedures and monitoring of its lending practices and (ii) provide a $140,000 settlement fund for borrowers who may have been affected. The DOJ investigation and settlement resulted in no factual findings or adjudications with respect to any matter of the alleged violation. The results of the DOJ investigation and the settlement did not have a material adverse effect on the Corporation’s results of operations or financial condition. Upon the conclusion of the FDIC’s CRA examination in January 2012, the FDIC upgraded C&F Bank’s CRA Lending Test rating and the overall CRA rating to “Satisfactory.” As a result of the improvement in C&F Bank’s CRA rating in January 2012, limitations on certain business activities that had been imposed by statute while C&F Bank had a “Needs to Improve” CRA rating have been removed.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. In 2009, the FHLB imposed a temporary suspension of repurchases of excess capital, which has since been removed. At December 31, 2011, the Bank owned $3.8 million of FHLB stock.

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

The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC sends banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, and publicly releases information on designations of persons and organizations suspected of engaging in these activities. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software that is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

Mortgage Banking Regulation. In addition to certain of the Bank’s regulations, the Corporation’s Mortgage Banking segment is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development (HUD), the FHA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the ECOA, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. As noted above under “Community Reinvestment Act”, the FDIC concluded that C&F Mortgage violated the ECOA with certain of its lending practices in 2007. C&F Mortgage is and will continue to be committed to fair lending and, in part as a result of the settlement C&F Mortgage reached with the DOJ, has strengthened its policies, procedures and monitoring of its lending practices to address the issues raised by the FDIC and the DOJ.

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

Consumer Protection. The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices. The CFPB has stated that it will focus on (i) risks to consumers and compliance with federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and depository institutions with a more specialized focus, and (iv) non-depository companies that offer one or more consumer financial products or services.

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve and to the Bank by the FDIC. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities could influence how the Federal Reserve and FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities cannot be forecast.

Other Safety and Soundness Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2011, the Bank was considered “well capitalized.”

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

A continuation or deterioration of the current economic environment could adversely impact our financial condition and results of operations.

A continuation or deterioration of the current economic environment could adversely impact the Corporation’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Overall, during 2011 the economic environment has been adverse for many households and businesses in our markets, the Commonwealth of Virginia and the United States. Dramatic declines in the housing market that began during the recession have resulted in significant write-downs of asset values by financial institutions. The Corporation has recognized significantly higher loan loss provisions and write-downs and other expenses associated with foreclosed properties beginning in 2008 as the level of nonperforming assets increased throughout the period. The economic recovery has been less than robust and there can be no assurance that the measured economic recovery will continue. The continued high levels of unemployment coupled with the continued downward pressure in the housing market has and may continue to have an adverse impact on the Corporation’s results of operations.

Deterioration in the soundness of our counterparties or disruptions to credit markets could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. In addition, over the last several years developments in the global or national economies or financial markets have caused temporary disruptions in the credit and liquidity markets, which at times has restricted the flow of capital to credit markets and financial institutions, and future disruptions could restrict our ability to engage in routine funding transactions and adversely affect our liquidity. There is no assurance that the failure of our counterparties would not materially adversely affect the Corporation’s results of operations.

Our home lending profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of single-family residential loan products for sale to investors in the secondary market. The existence of an active secondary market is dependent upon the continuation of programs currently offered by government-sponsored enterprises (GSEs), such as the FHA, Fannie Mae and Freddie Mac, which account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could adversely affect our mortgage company’s operations. Further, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, it is unclear whether further changes or reforms would adversely affect our operations. Although we sell loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if the GSEs cease to exist or materially limit their purchases of mortgage loans.

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

Laws and regulations, and any interpretations and applications with respect thereto, generally are intended to benefit consumers, borrowers and depositors, not stockholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenues, costs, earnings, and capital levels. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. Since the interest rate cuts made by the Federal Reserve Bank in September 2007, our net interest margin has recovered gradually over the past three years because we have been able to reprice fixed-rate deposits at lower rates, as well as implement policies that established floors on variable rate loans. Although the Federal Reserve’s Federal Open Market Committee has stated it will keep the federal funds target rate at 0%-0.25% until 2014, which could allow us to continue to reprice fixed-rate deposits at lower rates, sustained low interest rates could put further pressure on the yields generated by our loan portfolio and on our net interest margin. There is no guarantee we will continue to be able to reprice deposits at favorable rates as competition for deposits from both local and national financial institutions is intense, and continued pressure on our asset yields and net interest margin could adversely affect our results of operations.

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

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of residential loan products for sale into the secondary market to investors. Significant disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The correction in residential real estate market prices may not have reached bottom. We expect the ongoing effects of lower demand for home mortgage loans in recent years resulting from reduced demand in both the new and resale housing markets and housing market value declines, as well as fluctuations in mortgage rates, to keep pressure on loan origination volume at C&F Mortgage. At the same time as market conditions have been negatively impacting loan origination volume, efforts by the Federal Reserve Board to keep interest rates low and government initiatives, such as the homebuyer tax credits, which expired in the second quarter of 2010, and programs to assist borrowers to refinance residential mortgage loans (e.g., the Home Affordable Refinance Program, or HARP), have caused some increase in loan originations and refinancing activity. There is no guarantee that efforts by the Federal Reserve Board will have a positive impact on loan originations or that government loan modification programs will have a positive effect on mortgage refinancing transactions. These factors may cause our revenue from our mortgage company to be volatile from quarter to quarter.

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

At December 31, 2011, 33 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2011, 38 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

Many recipients under the Capital Purchase Program have repaid the Treasury and are no longer subject to the restrictions imposed under the Capital Purchase Program. On July 27, 2011, the Corporation redeemed $10.0 million, or 50 percent, of the $20.0 million of its Series A Preferred Stock.  The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued. Our goal is to exit the CPP in a timely and non-dilutive manner through the redemption of the remaining Series A Preferred Stock. We will, however, continue to assess our ongoing participation in the CPP based upon the economic and regulatory environment and our capital levels. In addition, withdrawing from the Capital Purchase Program requires approval of banking regulators and we may not be able to obtain such approval, or a condition of obtaining such approval may require us to raise additional capital.

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

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Corporation. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, have been given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations.  Accordingly, it remains too early to fully assess the complete effect of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

The Dodd-Frank Act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which could limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

The Consumer Financial Protection Bureau may increase our regulatory compliance burden and could affect the consumer financial products and services that we offer.

Among the Dodd-Frank Act’s significant regulatory changes, the Dodd-Frank Act creates a new financial consumer protection agency that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the FDIC, which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. This agency, named the Consumer Financial Protection Bureau, may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve and FDIC.  The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined.  However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations

Our deposit insurance premiums could increase in the future, which may adversely affect our future financial performance.

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

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules, which became effective April 1, 2011.  A depository institution’s deposit insurance assessment is now calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits.  While the Corporation’s FDIC insurance assessments declined during 2011 as a result of this change, the Bank’s FDIC insurance premiums could increase if the Bank’s asset size increases, if the FDIC raises base assessment rates, or if the FDIC takes other actions to replenish the DIF.

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially affect our financial statements.

From time to time, the SEC and the Financial Accounting Standards Board (FASB) change the financial accounting and reporting standards that govern the preparation of the Corporation’s financial statements. These changes can be hard to predict and can materially affect how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, the Corporation may experience unexpected material consequences.

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

The Corporation owns 15 other Bank branch locations and leases one Bank branch location and one regional commercial lending office in Virginia. Rental expense for these leased locations totaled $98,000 for the year ended December 31, 2011.

C&F Mortgage’s Newport News loan production office is located on the second floor of the Bank’s Newport News branch building. The Corporation has 18 leased loan production offices, 11 in Virginia, three in Maryland, and one each in Delaware, North Carolina, Pennsylvania and New Jersey, for C&F Mortgage. Rental expense for these leased locations totaled $1.1 million for the year ended December 31, 2011.

In January 2011, the Corporation entered into a five-year lease agreement with an unrelated third party for approximately 15,000 square feet of office space in Richmond, Virginia, which is being used for C&F Finance’s headquarters and its loan and administrative functions and staff. The Hampton office of C&F Finance is located on the second floor of the Bank’s Hampton branch building. The Corporation has two leased offices, one each in Maryland and Tennessee, for C&F Finance. Rental expense for these leased locations totaled $293,000 for the year ended December 31, 2011.

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

As previously disclosed, the FDIC referred to the DOJ an alleged violation of the ECOA and the Fair Housing Act in connection with certain lending practices of C&F Mortgage, a wholly-owned subsidiary of C&F Bank.  On September 30, 2011, C&F Mortgage entered into a settlement with the DOJ pursuant to a consent order with respect to certain mortgage company practices.  While there has been no factual finding or adjudication with respect to any matter of the alleged violation, C&F Mortgage and the DOJ have mutually decided to reach a settlement to avoid the burden of litigation and the associated distractions.  As part of the consent order, C&F Mortgage agreed to implement certain policies, procedures and monitoring of its lending practices and to provide a $140,000 settlement fund for borrowers who may have been affected.  The results of this settlement did not have a material adverse impact on the Corporation’s results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not required.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years

Larry G. Dillon (59) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (43) Executive Vice President Chief Financial Officer and Secretary
Secretary of the Corporation and the Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and the Bank since December 2004; Senior Vice President and Chief Financial Officer of the Corporation and the Bank from December 1998 to November 2004

Bryan E. McKernon (55)	President and Chief Executive Officer of C&F Mortgage since 1995

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s Common Stock is traded on the over-the-counter market and is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 27, 2012, there were approximately 2,200 shareholders of record. As of that date, the closing price of our Common Stock on the NASDAQ Global Select Stock Market was $31.35. Following are the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were paid quarterly in 2011 and 2010.
	2011			2010
Quarter	High	Low	Dividends	High	Low	Dividends
First	$25.75	$21.21	$0.25	$21.36	$19.00	$0.25
Second	22.68	19.95	0.25	22.69	16.51	0.25
Third	23.75	19.00	0.25	19.70	17.05	0.25
Fourth	28.00	20.21	0.26	23.00	17.78	0.25

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

In connection with the Corporation’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, there were certain limitations on the Corporation’s ability to purchase its Common Stock prior to January 9, 2012. Prior to such time, the Corporation generally could not purchase any of its Common Stock without the consent of the Treasury. In the fourth quarter of 2011, the Corporation did not purchase any of its Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except share and per share amounts)	2011	2010	2009	2008	2007
Selected Year-End Balances:
Total assets	$928,124	$904,137	$888,430	$855,657	$785,596
Total shareholders’ equity	96,090	92,777	88,876	64,857	65,224
Total loans (net)	616,984	606,744	613,004	633,017	585,881
Total deposits	646,416	625,134	606,630	550,725	527,571

Summary of Operations:
Interest income	$73,790	$69,848	$64,971	$64,130	$64,825
Interest expense	11,881	13,235	15,459	21,395	23,378

Net interest income	61,909	56,613	49,512	42,735	41,447
Provision for loan losses	14,160	14,959	18,563	13,766	7,130

Net interest income after provision for loan losses	47,749	41,654	30,949	28,969	34,317
Noninterest income	27,046	29,700	36,689	25,149	25,878
Noninterest expenses	56,084	60,295	60,167	49,320	48,371

Income before taxes	18,711	11,059	7,471	4,798	11,824
Income tax expense	5,735	2,949	1,945	617	3,344

Net income	12,976	8,110	5,526	4,181	8,480
Effective dividends on preferred stock	1,183	1,149	1,130	—	—

Net income available to common shareholders	$11,793	$6,961	$4,396	$4,181	$8,480

Per share:
Earnings per common share—basic	$3.76	$2.26	$1.44	$1.38	$2.77
Earnings per common share—assuming dilution	3.72	2.24	1.44	1.37	2.67
Dividends	1.01	1.00	1.06	1.24	1.24

Weighted average number of shares—assuming dilution	3,172,277	3,103,469	3,048,491	3,058,274	3,181,445

Significant Ratios:
Return on average assets	1.30%	0.78%	0.50%	0.51%	1.13%
Return on average common equity	14.86	9.74	6.60	6.39	13.03
Dividend payout ratio – common shares	26.86	44.25	73.48	89.79	44.45
Average common equity to average assets	8.75	8.01	7.61	7.98	8.69

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses and the effect of the Corporation’s settlement agreement with regard to indemnification obligations, levels of noninterest income and expense, interest rates and yields, interest rate sensitivity, market risk, regulatory developments, capital requirements, growth strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

These risks are exacerbated by the turbulence over the past several years in the global and United States financial markets.  Continued weakness in the global and United States financial markets could further affect the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy in general.  While there are some signs of improvement in the economic environment, there was a prolonged period of volatility and disruption in the markets, and unemployment has risen to, and remains at, high levels. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital for liquidity and business purposes.

Although the Corporation had, and continues to have, diverse sources of liquidity and its capital ratios exceeded, and continue to exceed, the minimum levels required for well-capitalized status, the Corporation issued and sold its Series A Preferred Stock and Warrant for a $20.0 million investment from the United States Department of the Treasury under the Capital Purchase Program on January 9, 2009. On July 27, 2011, the Corporation redeemed $10.0 million, or 50 percent, of its Series A Preferred Stock. The funds for this redemption were provided by existing financial resources of the Corporation.

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

There can be no assurance that the actions taken by the federal government and regulatory agencies will stabilize the United States financial system or alleviate the industry or economic factors that may adversely affect the Corporation’s business and financial performance. Further, many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall effect on the Corporation’s business and financial performance.

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications under certain conditions when a purchaser of a loan (investor) sold by C&F Mortgage incurs a loss due to borrower misrepresentation, fraud, early default, or underwriting error. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (TDRs) are also considered impaired loans, even if the loan balance is less than $500,000. A TDR occurs when we agree to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. For more information see the section titled “Asset Quality” within Item 7.

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

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance Company in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2011 and determined there was no impairment to be recognized in 2011. With the adoption of Accounting Standards Update 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation will no longer be required to complete a test for impairment unless, based on an assessment of qualitative factors related to goodwill, we determine that it is more likely than not that the fair value of C&F Finance Company is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Corporation will perform a test for impairment and we may be required to record impairment charges.

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

Financial Performance Measures

Net income for the Corporation was $13.0 million in 2011, compared with net income of $8.1 million in 2010. Net income available to common shareholders for 2011 was $11.8 million, or $3.72 per common share assuming dilution, compared with $7.0 million, or $2.24 per common share assuming dilution for 2010. The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred Stock dividends and accretion of the discount related to the Corporation’s participation in the Capital Purchase Program. The financial results for 2011 were affected by (1) the strong earnings in the Consumer Finance segment, which continues to benefit from substantial loan growth, robust automobile demand, low net charge-offs and the current low interest rate environment, (2) increased profitability in the Mortgage Banking segment, which benefited from lower provisions for indemnification losses and lower production-based compensation during 2011, with an offsetting volume-based decline in gains on sales of loans, and (3) a small net loss in the Retail Banking segment, which has incurred a decline in loans to non-affiliates due to weak loan demand in the current economic environment and increased competition for the limited loan demand that exists, continuing elevated loan loss provisions, higher personnel costs and higher expenses for technology investments. See “Principal Business Activities” below for additional discussion.

The Corporation’s ROE and ROA were 14.86 percent and 1.30 percent, respectively, for the year ended December 31, 2011, compared to 9.74 percent and 0.78 percent for the year ended December 31, 2010.  The increase in these ratios during 2011 was primarily due to the performance of the Consumer Finance and Mortgage Banking segments, while the Retail Banking segment continues to be negatively affected by the challenging economic environment and issues facing the financial services industry in general. See “Principal Business Activities” below for additional information.

While management believes that the Corporation is well positioned to see continued strong earnings in 2012, the following factors could influence the Corporation’s financial performance in 2012:

•
Retail Banking: Managing the continuing risks inherent in our loan portfolio and expenses associated with nonperforming assets will once again influence the Bank’s performance during 2012. General economic trends in the Bank’s markets will continue to affect the quality of the loan portfolio and our provision for loan losses, as well as the amount of our nonperforming assets. We expect to continue to see elevated expenses associated with properties that the Bank has already taken possession of and from future foreclosures. We do not expect significant loan growth in the loan portfolio due to the current economic environment. Further actions that may be taken by the federal government to restrict or control pricing on products offered by banks may affect the Bank’s noninterest income during 2012. Increases in noninterest expense are expected as a result of the increased cost associated with managing the ever increasing complexity of routine compliance, regulatory and asset quality issues.

•
Mortgage Banking: We expect the ongoing effects of lower demand for home mortgage loans resulting from reduced demand in both the new and resale housing markets to influence the origination volume at C&F Mortgage. While continued low interest rates may spur activity in 2012, the continued decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, will temper demand for home mortgage loans. Any rise in interest rates would ultimately reduce refinancing activity and potentially new and resale home purchases, thus reducing loan originations. In addition, C&F Mortgage will be affected during 2012 and beyond by the reforms to mortgage lending encompassed by the Dodd-Frank Act’s broad new restrictions on lending practices and loan terms. Compliance with the requirements of the Dodd-Frank Act may require substantial changes to mortgage lending systems and processes and other implementation efforts due to the heightened federal regulation.

•
Consumer Finance: With the expectation that short-term interest rates will remain low, C&F Finance should generate strong operating results in 2012 because a significant portion of its funding is indexed to short-term interest rates. While delinquencies and charge-offs remain low entering 2012, the ongoing effects of the recent economic recession, including sustained unemployment levels, may result in more delinquencies and repossessions at C&F Finance. The general availability of consumer credit or other factors that affect consumer confidence or disposable income could increase loan defaults and may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of loss in the event of default. During 2008 and 2009, there was a significant contraction in the number of institutions providing automobile financing for the non-prime market. This contraction accompanied the economic downturn and the overall tightening of credit. As these issues have abated, institutions with access to capital have begun to re-enter the market. As a result, we expect intensified competition for loans and qualified personnel, which may affect loan pricing strategies to grow market share and personnel costs at C&F Finance during 2012.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  C&F Bank reported a net loss of $432,000 for the year ended December 31, 2011, compared to a net loss of $1.5 million for the year ended December 31, 2010. The improvement in financial results for 2011, as compared to 2010, resulted from an increase in activity-based interchange income, lower loan loss provisions and lower expenses associated with write-downs and holding costs of foreclosed properties and FDIC insurance premiums. Offsetting these positive factors were the negative effects of the following:  (1) a decline in average loans to non-affiliates resulting from weak demand in the current economic environment, intensified competition for loans in our markets, loan charge-offs and transfers of loans to foreclosed properties and (2) higher occupancy expenses associated with depreciation and maintenance of technology investments related to expanding the banking products we offer to our customers and to improving our operational efficiency and security.

C&F Bank’s average non-affiliate loan portfolio has declined to $406.1 million for 2011 from $430.0 million for 2010. In the coming months, it will be challenging to maintain the Retail Banking segment’s net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities.

The Bank’s nonperforming assets were $16.1 million at December 31, 2011, compared to $18.1 million at December 31, 2010. Nonperforming assets at December 31, 2011 included $10.0 million in nonaccrual loans, compared to $7.8 million at December 31, 2010, and $6.1 million in foreclosed properties, compared to $10.3 million at December 31, 2010. TDRs were $17.1 million at December 31, 2011, of which $8.4 million were included in nonaccrual loans, compared to $9.8 million at December 31, 2010, of which $402,000 were included in nonaccrual loans. The increase in TDRs reflects our efforts to work with our borrowers who are experiencing financial difficulties. Nonaccrual loans primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $2.2 million have been established for nonaccrual loans as of December, 2011. Management believes it has provided adequate loan loss reserves for all of the Retail Banking segment’s loans.  Foreclosed properties at December 31, 2011 consist of both residential and non-residential properties These properties have been written down to their estimated fair values less selling costs. The decline in foreclosed properties since December 31, 2010 resulted from sales of foreclosed properties as the Corporation focused efforts on improving asset quality.

Mortgage Banking: C&F Mortgage reported net income of $1.3 million for the year ended December 31, 2011, compared to $782,000 for the year ended December 31, 2010. The improvement in financial results for 2011, as compared to the same period in 2010, was primarily attributable to a decrease in the provision for indemnification losses, offset in part by the effect of lower loan originations on gains on sales of loans. During the second quarter of 2010, C&F Mortgage entered into an agreement with one of its largest investors that resolved all known and unknown indemnification obligations for loans sold to that investor prior to 2010. As expected, with this agreement in place, there was a reduction in indemnification expense of $2.9 million in 2011. Also, contributing to the improvement in net income was lower production-based compensation for the year ended December 31, 2011, compared to the same period in 2010.

Loan origination volume for the year ended December 31, 2011 decreased to $616.4 million from $748.3 million for the year ended December 31, 2010. During 2011, the amount of loan originations for refinancings and new and resale home purchases were $184.9 million and $431.5 million, respectively, compared to $254.4 million and $493.9 million, respectively, during 2010. The decline in origination volume is largely a result of continued overall weakness in the housing market due to the challenging economic conditions and housing market value declines, as well as the expiration of the homebuyer tax credits, which were available during the first half of 2010. Lower loan originations in 2011 resulted in a decline in gains on sales of loans, which were $16.1 million for the year ended December 31, 2011, compared to $18.6 million for the year ended December 31, 2010.

In addition to the decline in gains on sales of loans, C&F Mortgage’s earnings for 2011 were negatively affected by an increase in non-production salaries expense in order to manage the increasingly complex regulatory environment.

Consumer Finance: C&F Finance reported net income of $12.6 million for the year ended December 31, 2011, compared to $9.4 million for the year ended December 31, 2010. The increase in financial results for 2011, as compared to the same period in 2010, included the effects of the following:  (1) an increase in average loans outstanding of 15.9 percent from 2010 to 2011, (2) the sustained low cost of the consumer finance segment’s variable-rate borrowings, and (3) a decrease of $625,000 in the provision for loan losses. The reduction in the provision for loan losses during 2011 was attributable to lower net charge-offs, which resulted from prudent underwriting criteria, effective collection processes and higher recovery rates on the sale of repossessed vehicles. These items were partially offset by (1) an increase in compensation costs of $650,000 during 2011, which was a result of an increase in the number of personnel to manage the growth in loans outstanding, as well as higher variable compensation resulting from increased profitability, loan growth and portfolio performance and (2) higher occupancy expenses associated with the relocation of C&F Finance’s headquarters to a larger facility and depreciation and maintenance of technology investments to support growth.

The allowance for loan losses as a percentage of loans increased to 7.94 percent at December 31, 2011, compared to 7.90 percent at December 31, 2010. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Other and Eliminations: The net loss for this combined segment was $533,000 for the year ended December 31, 2011, compared to a net loss of $580,000 for the year ended December 31, 2010. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management

Total shareholders’ equity was $96.1 million at December 31, 2011, compared to $92.8 million at December 31, 2010.  Capital growth resulted from earnings for the year ended December 31, 2011, offset to a large extent by the redemption of 50 percent, or $10.0 million, of the Series A Preferred Stock issued under the CPP, as described below, and dividends. Capital also included a $3.3 million net increase in other comprehensive income.

The capital and liquidity positions of the Corporation remain strong. Capital has continued to grow during 2011 and exceeds current regulatory capital standards for being well-capitalized. While the Corporation continues to participate in the CPP, on July 27, 2011, it completed the redemption of $10.0 million, or 50 percent, of the $20.0 million of preferred shares issued under the CPP. The funds for this redemption were provided by existing financial resources of the Corporation, and because no new capital was issued, there was no dilution to the Corporation’s common shareholders as a result of the redemption. As a result of this redemption, preferred stock dividends will be reduced annually by $500,000. Our goal is to exit the CPP, subject to regulatory approval, in a timely and non-dilutive manner through the redemption of the remaining Series A Preferred Stock. We will, however, continue to assess our ongoing participation in the CPP based upon the economic and regulatory environment and our capital levels.

We also manage capital through dividends to the Corporation’s shareholders.  The Corporation’s board of directors continued its policy of paying dividends in 2011 and increased the quarterly dividend in the fourth quarter of 2011 to 26 cents per share, which was a four percent increase over the 25 cents per common share for each of the first three quarters of 2011 and the four quarters of 2010. The dividend payout ratio was 26.9 percent of net income available to common shareholders for the year ended December 31, 2011. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets for each of the years ended December 31, 2011, 2010 and 2009. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2011			2010			2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$19,366	$314	1.62%	$20,531	$383	1.87%	$15,839	$549	3.46%
Tax-exempt	118,984	7,362	6.19	105,526	6,786	6.43	98,596	6,502	6.59
Total securities	138,350	7,676	5.55	126,057	7,169	5.69	114,435	7,051	6.16
Loans, net	683,648	68,630	10.04	684,667	65,003	9.49	694,760	60,179	8.66
Interest-bearing deposits in other banks and Fed funds sold	19,863	46	0.23	11,628	43	0.37	3,936	6	0.15
Total earning assets	841,861	76,352	9.07	822,352	72,215	8.78	813,131	67,236	8.27
Allowance for loan losses	(30,652)			(25,893)			(21,615)
Total non-earning assets	95,048			95,431			84,457
Total assets	$906,257			$891,890			$875,973

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$109,314	552	0.51%	$95,005	537	0.57%	$86,478	640	0.74%
Money market deposit accounts	77,882	507	0.65	64,085	563	0.88	66,562	1,027	1.54
Savings accounts	42,083	43	0.10	41,685	42	0.10	41,449	44	0.11
Certificates of deposit, $100 thousand or more	135,307	2,684	1.98	142,918	3,161	2.21	119,246	3,433	2.88
Other certificates of deposit	172,675	3,217	1.86	178,569	3,935	2.20	176,657	5,174	2.93
Total time and savings deposits	537,261	7,003	1.30	522,262	8,238	1.58	490,392	10,318	2.10
Borrowings	159,710	4,878	3.05	167,984	4,997	2.97	191,201	5,141	2.69
Total interest-bearing liabilities	696,971	11,881	1.70	690,246	13,235	1.92	681,593	15,459	2.27
Demand deposits	93,912			89,430			85,811
Other liabilities	20,410			20,776			22,378
Total liabilities	811,293			800,452			789,782
Shareholders’ equity	94,964			91,438			86,191
Total liabilities and shareholders’ equity	$906,257			$891,890			$875,973
Net interest income		$64,471			$58,980			$51,777
Interest rate spread			7.37%			6.86%			6.00%
Interest expense to average earning assets			1.41%			1.61%			1.90%
Net interest margin			7.66%			7.17%			6.37%

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

TABLE 2: Rate-Volume Recap

	2011 from 2010			2010 from 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume		Rate	Volume
Interest income:
Loans	$3,724	$(97)	$3,627	$5,710	$(886)	$4,824
Securities:
Taxable	(21)	(48)	(69)	(299)	133	(166)
Tax-exempt	(282)	858	576	(165)	449	284
Interest-bearing deposits in other banks and Fed funds sold	(12)	15	3	15	22	37
Total interest income	3,409	728	4,137	5,261	(282)	4,979
Interest expense:
Time and savings deposits:
Interest-bearing deposits	(62)	77	15	(161)	58	(103)
Money market deposit accounts	(163)	107	(56)	(427)	(37)	(464)
Savings accounts	1	—	1	(2)	—	(2)
Certificates of deposit, $100 thousand or more	(315)	(162)	(477)	(881)	609	(272)
Other certificates of deposit	(592)	(126)	(718)	(1,295)	56	(1,239)
Total time and savings deposits	(1,131)	(104)	(1,235)	(2,766)	686	(2,080)
Borrowings	129	(248)	(119)	516	(660)	(144)
Total interest expense	(1,002)	(352)	(1,354)	(2,250)	26	(2,224)
Change in net interest income	$4,411	$1,080	$5,491	$7,511	$(308)	$7,203

2011 Compared to 2010

Net interest income, on a taxable-equivalent basis, was $64.5 million for the year ended December 31, 2011, compared to $59.0 million for the year ended December 31, 2010. The higher net interest income during 2011, as compared to the same period of 2010, resulted from a 49 basis point increase in net interest margin to 7.66 percent, coupled with a 2.4 percent increase in average earning assets. The increase in net interest margin was principally a result of an increase in the yield on loans and a decrease in the rates paid on money market and time deposits, partially offset by a lower yield on securities.  The increase in the yield on loans was primarily a result of a change in the mix of loans whereby lower yielding average loans at the Retail Banking and Mortgage Banking segments declined and higher yielding average loans at the Consumer Finance segment increased. The decrease in rates paid on money market and time deposits was primarily a result of a reduction in interest rates paid on money market deposit accounts resulting from the sustained low interest rate environment, and the repricing of higher rate certificates of deposit as they matured to lower rates. In addition, the mix in interest-bearing deposits has shifted to shorter-term interest-bearing and money market deposit accounts. The decline in the yield on securities resulted from purchases of securities with lower yields in the current low interest rate environment. The average interest rate paid on borrowings increased 8 basis points during 2011, as compared to the same period in 2010, due to the effects of changes in the mix of borrowings to less dependence on lower-cost short-term borrowings, which occurred as a result of deposit growth, and the effects of a 25 basis point increase in July 2010 in the rate on our variable-rate revolving line of credit.

Average loans, which includes both loans held for investment and loans held for sale, decreased slightly to $683.6 million for the year ended December 31, 2011 from $684.7 million for the year ended December 31, 2010. A portion of the decrease occurred in the Mortgage Banking segment’s portfolio of loans held for sale, the average balance of which declined $9.8 million during 2011. This decline is indicative of the lower loan production due to continued overall weakness in the housing market, housing market value declines, and the expiration of the homebuyer tax credits that boosted loan demand during the first half of 2010. In total, average loans to non-affiliates held for investment increased $8.8 million during 2011. However, the Retail Banking and Mortgage Banking segments’ portfolio of average loans held for investment decreased $23.9 million during 2011. Loan production at the Retail Banking segment has been negatively affected by weak demand for new loans and loan originations during 2011 did not keep pace with payments on existing loans, charge-offs and transfers to foreclosed properties. The declines in average loans at the Retail Banking segment have been substantially offset by increases in the Consumer Finance segment’s average loan portfolio, which increased $32.7 during 2011. This increase resulted from robust demand in existing and new markets.

The overall yield on average loans increased 55 basis points to 10.04 percent for the year ended December 31, 2011, when compared to the same period in 2010, principally as a result of the shift in the mix of the portfolio from lower-yielding loans held in our Retail Banking and Mortgage Banking segments to higher yielding loans in our Consumer Finance segment.

Average securities available for sale increased $12.3 million for the year ended December 31, 2011, when compared to the same period in 2010. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio in conjunction with the strategy to increase the investment portfolio as a percentage of total assets. This strategy is based on the investment portfolio’s role in managing interest rate sensitivity, providing liquidity and serving as an additional source of interest income. The funding for this strategy has come from the growth in deposits, coupled with reduced loan demand in the Retail Banking segment. The lower yield on the available-for-sale securities portfolio during 2011, compared to the same period in 2010, resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding securities in the current low interest rate environment, as well as purchases of shorter-term securities with lower yields during 2011.

Average interest-bearing deposits in other banks and Federal funds sold increased $8.2 million for the year ended December 31, 2011, when compared to the same period in 2010, as a result of excess liquidity provided by growth in the Corporation’s deposit portfolio, coupled with reduced loan demand at the Retail Banking and Mortgage Banking segments. The average yield on these overnight funds of 23 basis points during 2011 is a result of the continuing low interest rate environment.

Average interest-bearing time and savings deposits increased $15.0 million for the year ended December 31, 2011, compared to the same period in 2010, mainly due to higher deposit balances from municipal customers. In addition, the mix in interest-bearing deposits has shifted to shorter-term interest-bearing and money market deposit accounts from longer-term certificates of deposits, which allows depositors greater flexibility for funds management and investing decisions. The average cost of deposits declined 28 basis points for the year ended December 31, 2011, compared to the same period in 2010, because time deposits that matured throughout 2010 and into 2011 repriced at lower interest rates or were not renewed, interest rates paid on money market deposit accounts were reduced as a result of the sustained low interest rate environment, and the balances of shorter-term interest-bearing deposits, which pay a lower interest rate, increased.

Average borrowings decreased $8.3 million for the year ended December 31, 2011, compared to the same period in 2010.  This decrease was attributable to reduced funding needs as the growth in average earning assets has primarily been met through the growth in average deposits. The average cost of borrowings increased 8 basis points for the year ended December 31, 2011, compared to the same period in 2010, as a result of a change in the composition of borrowings, which occurred as lower-cost short-term variable-rate borrowings have been repaid with excess liquidity provided by lower loan demand and deposit growth. Further contributing to the increase in the average cost of borrowings during 2011 was a 25 basis point increase in July 2010 in the Consumer Finance segment’s variable-rate revolving line of credit.

It will be challenging to maintain the Retail Banking segment’s net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities. With the expectation that short-term interest rates will not change significantly during 2012 and the current low rate environment will be relatively unchanged, the net interest margin at the Consumer Finance segment will be most affected by competition from institutions re-entering the automobile financing market and the resulting loan pricing strategies used to grow market share.

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

Average loans held for investment decreased $5.7 million during 2010 compared to 2009. The Retail Banking segment’s portfolio of average loans to non-affiliates held for investment decreased $31.8 million in 2010, compared to 2009, primarily as current economic conditions reduced loan demand and caused an increase in loan charge-offs and foreclosures. Despite the reduction in average loans, the Retail Banking segment was able to increase its yield for 2010, compared to 2009, through increases in interest rates and the implementation of interest rate floors on new or renewing adjustable rate loans in the latter half of 2009 and throughout 2010. The Consumer Finance segment’s portfolio of average loans held for investment increased $26.8 million during 2010, compared to 2009, as a result of robust demand in existing and new markets. The Consumer Finance segment’s loans are typically higher yielding than other loans in our portfolio due to higher risks inherent in the portfolio.

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

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$16,094	$—	$—	$16,094
Service charges on deposit accounts	3,509	—	—	—	3,509
Other service charges and fees	2,245	2,876	10	159	5,290
Gains on calls of available for sale securities	13	—	—	—	13
Other income	190	55	845	1,050	2,140
Total noninterest income	$5,957	$19,025	$855	$1,209	$27,046

	Year Ended December 31, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$18,567	$—	$(3)	$18,564
Service charges on deposit accounts	3,511	—	—	—	3,511
Other service charges and fees	1,920	2,795	8	190	4,913
Gains on calls of available for sale securities	58	—	—	12	70
Other income	604	470	681	887	2,642
Total noninterest income	$6,093	$21,832	$689	$1,086	$29,700

	Year Ended December 31, 2009
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$24,976	$—	$—	$24,976
Service charges on deposit accounts	3,303	—	—	—	3,303
Other service charges and fees	1,650	3,359	9	—	5,018
Gains (losses) on calls of available for sale securities	44	—	—	(22)	22
Other income	807	852	594	1,117	3,370
Total noninterest income	$5,804	$29,187	$603	$1,095	$36,689

2011 Compared to 2010

Total noninterest income decreased $2.7 million, or 8.9 percent, for the year ended December 31, 2011, compared to the same period in 2010. This decrease primarily resulted from lower gains on sales of loans at the Mortgage Banking segment due to the decline in loan production, which was partially offset by higher service charges and fees at the Retail Banking segment due to an increase in activity-based debit card interchange income. Further contributing to the decline in noninterest income during 2011 was a $285,000 gain recognized in 2010 by the Retail Banking segment for the sale of the facility previously occupied by the Consumer Finance segment and $640,000 of unrealized appreciation in the Corporation’s nonqualified defined contribution plan, as described in Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 11:  Employee Benefit Plans.” Management anticipates that the Corporation’s noninterest income, in particular gains on sales of loans held for sale generated by the Mortgage Banking segment, will be negatively affected as long as the housing market and demand for mortgage loans remain suppressed by challenging economic conditions. In addition, the Corporation’s ability to generate revenue through service charges and fees in future periods, including deposit account service charges and fees and debit card interchange fees, may be limited by legislative or regulatory restrictions on fees related to consumer financial products and services, including as a result of the implementation of the Durbin Amendment’s restrictions on debit card interchange fees.

 2010 Compared to 2009

Total noninterest income decreased $7.0 million, or 19.0 percent, to $29.7 million during 2010 compared to 2009. The decrease primarily resulted from (1) decreased gains on sales of loans and ancillary fees associated with lower loan originations in the Mortgage Banking segment and (2) a one-time fee received in 2009 and recorded in other income, in connection with a change in the debit card processor in the Retail Banking segment. These decreases were partially offset by increases in (1) services charges on deposit accounts as higher overdraft protection and returned check charges were incurred by customers and (2) other service charges primarily due to higher debit card interchange fees in the Retail Banking segment.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$14,722	$12,044	$6,712	$839	$34,317
Occupancy expense	3,886	1,901	677	27	6,491
Other expenses:
OREO expenses	1,416	—	—	—	1,416
Provision for indemnification losses	—	807	—	—	807
Other expenses	6,724	3,039	2,883	407	13,053
Total other expenses	8,140	3,846	2,883	407	15,276
Total noninterest expense	$26,748	$17,791	$10,272	$1,273	$56,084

	Year Ended December 31, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$14,661	$13,448	$6,062	$718	$34,889
Occupancy expense	3,397	1,932	409	30	5,768
Other expenses:
OREO expenses	3,088	23	—	—	3,111
Provision for indemnification losses	—	3,745	—	—	3,745
Other expenses	6,627	3,192	2,484	479	12,782
Total other expenses	9,715	6,960	2,484	479	19,638
Total noninterest expense	$27,773	$22,340	$8,955	$1,227	$60,295

	Year Ended December 31, 2009
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Total
Salaries and employee benefits	$13,881	$15,381	$5,183	$673	$35,118
Occupancy expense	3,471	1,808	408	27	5,714
Other expenses:
OREO expenses	2,414	15	—	—	2,429
Provision for indemnification losses	—	2,490	—	—	2,490
Other expenses	6,587	5,061	2,305	463	14,416
Total other expenses	9,001	7,566	2,305	463	19,335
Total noninterest expense	$26,353	$24,755	$7,896	$1,163	$60,167

2011 Compared to 2010

Total noninterest expenses decreased $4.2 million, or 7.0 percent, for the year ended December 31, 2011, compared to the same period in 2010. This decrease occurred primarily at the Mortgage Banking segment due to a $2.9 million decline in the provision for indemnification losses, as previously described, as well as the $1.4 million decline in personnel expenses as a result of lower production-based compensation. Further expense reductions during 2011, compared to 2010, occurred at the Retail Banking segment as (1) OREO expenses declined $1.7 million and (2) FDIC deposit insurance premiums declined $204,000. These expense reductions were offset in part by (1) higher non-production salary expense at the Mortgage Banking segment due to the regulatory compliance environment, (2) higher personnel expenses at the Consumer Finance segment resulting from an increase in the number of personnel to manage the growth in loans outstanding and higher variable compensation resulting from increased profitability, loan growth and portfolio performance and (3) higher occupancy expenses at the Retail Banking associated with depreciation and maintenance of technology investments related to expanding the banking products we offer to our customers and to improving our operational efficiency and security and at the Consumer Finance segments associated with the relocation of C&F Finance’s headquarters to a larger facility and depreciation and maintenance of technology investments to support growth.

2010 Compared to 2009

Total noninterest expense increased $128,000, or 0.2 percent, to $60.3 million during 2010 compared to 2009.  Salaries and employee benefits expense for the Mortgage Banking segment for 2010 compared to 2009 were significantly lower as a result of a decline in loan originations and profitability. In addition, 2010 included an increase in the provision for indemnification losses of $1.3 million to $3.7 million due primarily to an agreement entered into during the second quarter of 2010 with the Mortgage Banking segment’s largest purchaser of loans.  The agreement resolves all known and unknown indemnification obligations for loans sold to this investor prior to 2010.  With this agreement in place, we expect a reduction in future indemnification obligations as the majority of our indemnification issues were with the types of loans originated for and sold to this investor. Salaries and employee benefits expense in the Retail Banking segment increased for 2010 compared to 2009 as a result of higher staffing levels and health care costs. The increase in staffing levels is primarily as result of an increase in the number of personnel to manage the complexity of routine compliance, regulatory and asset quality issues.  Other expenses in the Retail Banking segment include higher costs and provisions for losses associated with foreclosed properties for 2010, offset by the 2009 FDIC special assessment and higher debit card processing expenses in 2009. An increase in salaries and employee benefits expense for 2010 at the Consumer Finance segment was a result of staff additions to support loan growth.

INCOME TAXES

Applicable income taxes on 2011 earnings amounted to $5.7 million, resulting in an effective tax rate of 30.7 percent, compared with $2.9 million, or 26.7 percent, in 2010 and $1.9 million, or 26.0 percent, in 2009. The increase in the effective rate in 2011 in relation to 2010 and the increase in the effective rate in 2010 compared to 2009 resulted from higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes, partially offset by the increase in tax-exempt income generated by the Bank’s municipal bond portfolio.

ASSET QUALITY

Allowance and Provision for Loan Losses

Allowance for Loan Losses Methodology – Retail Banking and Mortgage Banking. We conduct an analysis of the loan portfolio on a regular basis. We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses. The review process generally begins with loan officers or management identifying problem loans to be reviewed on an individual basis for impairment. In addition to these loans, all substandard commercial, construction and residential loans in excess of $500,000 and all troubled debt restructurings are considered for individual impairment testing.  We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. If a loan is considered impaired, impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When a loan is determined to be impaired, we follow a consistent process to measure that impairment in our loan portfolio. We then establish a specific allowance for impaired loans based on the difference between the carrying value of the loan and its estimated fair value.  For collateral dependent loans we obtain an updated appraisal if we do not have a current one on file.  Appraisals are performed by independent third party appraisers with relevant industry experience.  We may make adjustments to the appraised value based on recent sales of like properties or general market conditions when appropriate.  We segregate loans meeting the classification criteria for special mention, substandard, doubtful and loss, as well as impaired loans from performing loans within the portfolio. The remaining non-classified loans are grouped by loan type (e.g., commercial, consumer) and by risk rating. We assign each loan type an allowance factor based on the associated risk, current economic conditions, past performance, complexity and size of the individual loans within the particular loan category. We assign classified loans (e.g., special mention, substandard, doubtful, loss) a higher allowance factor than non-classified loans within a particular loan type based on our concerns regarding collectibility or our knowledge of particular elements surrounding the borrower. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history and our judgment based on the overall analysis of the lending environment including the general economic conditions.  Our analysis of charge-off history also considers economic cycles and the trends during those cycles.  Those cycles that more closely match the current environment are considered more relevant during our review.   The allowance for loan losses is the aggregate of specific allowances, the calculated allowance required for classified loans by category and the general allowance for each portfolio type.

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

•
Substandard nonaccrual loans have the same characteristics as substandard loans; however they have a non-accrual classification because it is probable that the Corporation will not be able to collect all amounts due.

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

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses.  The average amounts deferred, as a percentage of loans outstanding, was 0.69 percent in 2011, 1.03 percent in 2010 and 1.60 percent in 2009.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance, beginning of period	$28,840	$24,027	$19,806	$15,963	$14,216
Provision for loan losses:
Retail Banking segment	6,000	6,500	6,400	2,300	280
Mortgage Banking segment	360	34	563	796	120
Consumer Finance segment	7,800	8,425	11,600	10,670	6,730
Total provision for loan losses	14,160	14,959	18,563	13,766	7,130
Loans charged off:
Real estate—residential mortgage	1,096	334	1,655	179	34
Real estate—construction1	—	—	2,234	—	—
Commercial, financial and agricultural2	2,566	3,787	1,110	211	2
Equity lines	52	44	—	—	—
Consumer	319	189	190	362	187
Consumer finance	8,144	7,976	10,988	10,807	7,077
Total loans charged off	12,177	12,330	16,177	11,559	7,300
Recoveries of loans previously charged off:
Real estate—residential mortgage	98	6	3	—	1
Real estate—construction1	—	—	11	—	—
Commercial, financial and agricultural2	173	21	27	14	125
Equity lines	12	32	—	—	—
Consumer	122	83	63	97	114
Consumer finance	2,449	2,042	1,731	1,525	1,677
Total recoveries	2,854	2,184	1,835	1,636	1,917
Net loans charged off	9,323	10,146	14,342	9,923	5,383
Allowance, end of period	$33,677	$28,840	$24,027	$19,806	$15,963
Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.89%	0.97%	1.09%	.14%	—
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	2.39%	2.89%	5.18%	5.46%	3.65%
_______
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$2,379	$1,442	$1,295	$1,576	$684
Real estate—construction 1	480	581	281	483	267
Commercial, financial and agricultural 2	10,040	8,688	7,022	4,752	3,384
Equity lines	912	380	211	167	143
Consumer	319	307	267	220	265
Consumer finance	19,547	17,442	14,951	12,608	11,220
Unallocated	—	—	—	—	—
Balance, December 31	$33,677	$28,840	$24,027	$19,806	$15,963
Ratio of loans to total year-end loans:
Real estate—residential mortgage	22%	23%	23%	22%	20%
Real estate—construction 1	1	2	2	4	5
Commercial, financial and agricultural 2	33	34	39	42	43
Equity lines	5	5	5	4	4
Consumer	1	1	1	1	1
Consumer finance	38	35	30	27	27
	100%	100%	100%	100%	100%
________
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2011 were as follows:

TABLE 7A: Credit Quality Indicators

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate – construction 2	2,867	—	2,870	—	5,737
Commercial, financial and agricultural 3	164,448	18,787	20,931	8,069	212,235
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$245,924	$381	$246,305
_________
1	At December 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2010 were as follows:

TABLE 7B: Credit Quality Indicators

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate – construction 2	7,368	—	4,727	—	12,095
Commercial, financial and agricultural 32	171,569	25,674	14,708	7,275	219,226
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250
	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$220,602	$151	$220,753
_________
1	At December 31, 2010, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses increased $2.7 million since December 31, 2010, and the provision for loan losses at these combined segments decreased $174,000 for the year ended December 31, 2011, compared to the same period in 2010. The allowance for loan losses to total loans for these combined segments increased to 3.49 percent at December 31, 2011, compared to 2.75 percent at December 31, 2010. The increase in this ratio since 2010 year end was attributable to uncertainties of the economic environment, lower net charge-offs in 2011, and the decline in loan balances  for these combined segments. Substandard loans increased to $28.5 million at December 31, 2011 from $23.8 million at December 31, 2010. This increase was concentrated in the commercial sector of the Retail Banking segment’s loan portfolio to which we have allocated the largest portion of the Retail Banking segment’s loan loss allowance. The equity lines sector also experienced an increase in substandard loans since December 31, 2010, and the allocation of the allowance for equity line losses increased $532,000. The allocation of the allowance for real estate-residential mortgage loans increased $937,000 since December 31, 2010 because second mortgage loans, which are included in this loan category, have experienced an increase in substandard loans. Throughout 2011, we have been updating credit scores, collateral values and loan-to-value ratios on the Retail Banking segment’s second mortgage loans and equity lines in order to better anticipate default risks within these portfolios. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $19.5 million at December 31, 2011 from $17.4 million at December 31, 2010, and its provision for loan losses decreased $625,000 for the year ended December 31, 2011, compared to the same period in 2010. The increase in the allowance for loan losses was primarily due to the growth in the loan portfolio. The allowance for loan losses to total loans increased to 7.94 percent at December 31, 2011, compared to 7.90 percent at December 31, 2010. The decrease in the provision for loan losses during 2011 as compared to 2010, was primarily attributable to lower net charge-offs, the level of which was favorably affected by prudent underwriting criteria for new loans, effective collection processes, and a higher recovery rate on sales of repossessed vehicles fueled by robust used car demand. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

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

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking

(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans - Retail Banking	$10,011	$7,765	$4,812	$17,222	$495
Nonaccrual loans - Mortgage Banking	621	—	204	1,460	732
OREO* - Retail Banking	6,059	10,295	12,360	1,370	—
OREO* - Mortgage Banking	—	379	440	596	—
Total nonperforming assets	$16,691	$18,439	$17,816	$20,648	$1,227
Accruing loans past due for 90 days or more	$68	$1,030	$451	$3,517	$578
Troubled debt restructurings	$17,094	$9,769	$3,111	$—	$—
Total loans	$404,356	$414,831	$447,592	$480,438	$441,648
Allowance for loan losses	$14,130	$11,398	$9,076	$7,198	$4,743
Nonperforming assets to total loans and OREO*	4.07%	4.33%	3.87%	4.28%	0.28%
Allowance for loan losses to total retail banking and mortgage banking loans	3.49	2.75	2.03	1.50	1.07
Allowance for loan losses to nonaccrual loans	132.90	146.79	180.94	38.53	386.55
________
*	OREO is recorded at its fair market value less cost to sell.

 Consumer Finance

(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans	$381	$151	$387	$798	$1,388
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Total loans	$246,305	$220,753	$189,439	$172,385	$160,196
Allowance for loan losses	$19,547	$17,442	$14,951	$12,608	$11,220
Nonaccrual consumer finance loans to total consumer finance loans	0.15%	0.07%	0.20%	0.46%	0.87%
Allowance for loan losses to total consumer finance loans	7.94	7.90	7.89	7.31	7.00

Table 9 presents the changes in the OREO balance for 2011 and 2010:

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Balance at the beginning of year, gross	$14,653	$15,202
Transfers from loans	5,040	5,265
Capitalized costs	—	218
Charge-offs	(963)	(585)
Sales proceeds	(8,801)	(5,492)
Gain (loss) on disposition	57	45
Balance at the end of year, gross	9,986	14,653
Less allowance for losses	(3,927)	(3,979)
Balance at the end of year, net	$6,059	$10,674

Nonperforming assets of the combined Retail Banking and Mortgage Banking segments totaled $16.7 million at December 31, 2011, compared to $18.4 million at December 31, 2010. Nonperforming assets at December 31, 2011 included $10.6 million of nonaccrual loans, compared to $7.8 million at December 31, 2010, and $6.1 million of foreclosed, or OREO, properties, compared to $10.7 million at December 31, 2010. Nonaccrual loans primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties. Specific reserves of $2.2 million have been established for these nonaccrual loans. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. OREO properties at December 31, 2011 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. The decline in OREO properties since December 31, 2010 resulted from $8.8 million in sales during 2011 as the Corporation focused efforts on disposing of OREO property, partially offset by $5.0 million of loans transferred to OREO during 2011.

Accruing loans past due for 90 days or more at the combined Retail Banking and Mortgage Banking segments decreased to $68,000 at December 31, 2011, compared to $1.0 million at December 31, 2010. The decrease was primarily due to loans being moved to a nonaccrual status, being charged-off or transferred to OREO during 2011.

Nonaccrual loans at the Consumer Finance segment increased to $381,000 at December 31, 2011 from $151,000 at December 31, 2010. As noted above, the allowance for loan losses increased from $17.4 million at December 31, 2010 to $19.5 million at December 31, 2011, and the ratio of the allowance for loan losses to total consumer finance loans rose slightly from 7.90 percent at December 31, 2010 to 7.94 percent at December 31, 2011. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and total consumer finance loan portfolio because the Consumer Finance segment frequently initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

If nonaccrual loans had been current we would have recorded additional gross interest income of $651,000 for 2011, $624,000 for 2010 and $668,000 for 2009. Interest received on nonaccrual loans was $119,000 in 2011, $24,000 in 2010 and $13,000 in 2009.

As discussed above, we measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired loans.

Impaired loans, which include TDRs of $17.1 million, and the related allowance at December 31, 2011, were as follows:

TABLE 10A: Impaired Loans

(Dollars in thousands)	Recoded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition & development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

Impaired loans, which include TDRs of $9.8 million, and the related allowance at December 31, 2010, were as follows:

TABLE 10B: Impaired Loans

(Dollars in thousands)	Recoded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition & development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14
Total	$16,417	$17,600	$2,633	$9,418	$215

At December 31, 2011, the balance of impaired loans was $18.1 million, including $17.1 million of TDRs, for which there were specific valuation allowances of $2.2 million. At December 31, 2010, the balance of impaired loans was $16.4 million, including $9.8 million of TDRs, for which there were specific valuation allowances of $2.6 million. The increase in troubled debt restructurings was primarily due to two commercial loan relationships totaling $7.1 million for which modifications were negotiated. These loans are included in the Corporation’s $14.3 million of commercial loan TDRs at December 31, 2011. TDRs at December 31, 2011 also include $2.5 million in restructured residential mortgage loans and $324,000 in restructured consumer loans.  While these relationships were also in nonaccrual status at December 31, 2011, the borrowers are servicing the loans in accordance with the modified terms. The Corporation has no obligation to fund additional advances on its impaired loans. While TDRs are considered impaired loans, we believe that TDR modifications can be a responsible approach to managing asset quality when working with borrowers who are experiencing financial difficulties.

TDRs at December 31, 2011 and 2010 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,
(Dollars in thousands)	2011	2010
Accruing TDRs	$8,653	$9,367
Nonaccrual TDRs1	8,441	402
Total TDRs2	$17,094	$9,769
_________
1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

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

TABLE 12: Allowance for Indemnification Losses

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Allowance, beginning of period	$1,291	$2,538	$603
Provision for indemnification losses	807	3,745	2,490
Payments	396	4,992	555
Allowance, end of period	$1,702	$1,291	$2,538

The decreases in the provision for indemnification losses and payments during 2011 were primarily due to an agreement reached during the second quarter of 2010 with C&F Mortgage’s largest investor that resolved all known and unknown indemnification obligations for loans sold to this investor prior to 2010. As expected, with this agreement in place, there was a $2.9 million decline in indemnification expense and a $4.6 million decline in payments during 2011.

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

At December 31, 2011, the Corporation had total assets of $928.1 million compared to $904.1 million at December 31, 2010. The increase was principally a result of growth in the portfolio of securities available for sale, loan growth at the Consumer Finance segment, and increases in loans held for sale at the Mortgage Banking segment and in cash and cash equivalents at the Retail Banking segment, which were offset in part by reductions in loans held for investment at the Retail Banking segment and in OREO.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Retail Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans sold to third-party investors. At December 31, 2011, the Corporation’s loans held for investment in all categories totaled $650.7 million and loans held for sale totaled $70.1 million.

Tables 13 and 14 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 13: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Real estate—residential mortgage	$147,135	$146,073	$147,850	$141,341	$122,705
Real estate—construction 1	5,737	12,095	14,053	28,286	26,719
Commercial, financial, and agricultural 2	212,235	219,226	245,759	272,164	257,951
Equity lines	33,192	32,187	32,220	29,136	25,282
Consumer	6,057	5,250	7,710	9,511	8,991
Consumer finance	246,305	220,753	189,439	172,385	160,196
Total loans	650,661	635,584	637,031	652,823	601,844
Less allowance for loan losses	(33,677)	(28,840)	(24,027)	(19,806)	(15,963)
Total loans, net	$616,984	$606,744	$613,004	$633,017	$585,881
________
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 14: Maturity/Repricing Schedule of Loans

	December 31, 2011
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$85,377	$4,860
1 to 5 years	—	—
After 5 years	—	—
Fixed Rate:
Within 1 year	$28,886	$877
1 to 5 years	67,444	—
After 5 years	30,528	—

The increase in total loans held for investment primarily occurred in the consumer finance category as a result of robust demand for automobiles, partially offset by decreases in construction lending and builder line lending due to reduced construction activity and lending demand and foreclosures as a result of the continuing challenging economic environment.

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

Residential Mortgage Lending – Held for Investment

The Retail Banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market area in southeastern and central Virginia. The Bank offers various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 20, 25 and 30 years but subject to call after five years at the option of the Bank. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between five and 20 years. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans.

Loans associated with residential mortgage lending are included in the real estate—residential mortgage category in Table 13: Summary of Loans Held for Investment.

Construction Lending

The Retail Banking segment has a real estate construction lending program. The Bank makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Bank also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the Bank.

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

Builder Line Lending

The Bank offers builder lines of credit to residential home builders to support their land and lot inventory needs. A construction loan facility for a builder will typically have an expiration of 12 months or less. Each loan that is made under the master loan facility will have a stated maturity that allows time for the residential unit to be constructed and sold to a homebuyer under prevailing market conditions. Specific terms vary based on the purpose of the loan (e.g., lot inventory, spec or non pre-sold units, pre-sold units) and previous sales activity to new homebuyers in the particular development. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower’s ability to manage inventory and run projects. The Bank manages this risk by lending to experienced builders and by using specific underwriting policies and procedures for these types of loans.

Loans associated with builder line lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

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

Equity Line Lending

The Bank offers its customers home equity lines of credit that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at a spread to the prime lending rate. Home equity lines of credit are made on an open-end, revolving basis. Home equity loans generally do not present as much risk to the Bank as other types of consumer loans. These loans must satisfy the Bank’s underwriting criteria, including loan-to-value and credit score guidelines.

Loans associated with equity line lending are included in the equity lines category in Table 13: Summary of Loans Held for Investment.

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

Consumer Finance

C&F Finance has an extensive automobile dealer network through which it purchases installment contracts throughout its markets. Credit approval is centralized in two locations, which along with the application processing system, ensures that contract purchase decisions comply with C&F Finance’s underwriting policies and procedures.

Finance contract application packages completed by prospective borrowers are submitted by the automobile dealers electronically through a third-party online automotive sales and finance platform to C&F Finance’s automated origination and application system, which processes the credit bureau report, generates all relevant loan calculations and recommends the contract structure. C&F Finance personnel with credit authority review the system-generated recommendations and determine whether to approve or deny the purchase of the contract. The purchase decision is based primarily on the applicant’s credit history with emphasis on prior auto loan history, current employment status, income, collateral type and mileage, and the loan-to-value ratio.

C&F Finance’s underwriting and collateral guidelines form the basis for the purchase decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. C&F Finance’s typical customers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we expect C&F Finance to sustain a higher level of credit losses than traditional automobile financing sources. However, C&F Finance generally purchases contracts with interest at higher rates than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for loan losses for this segment of the Corporation’s loan portfolio.

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

TABLE 15: Securities Available for Sale

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$15,283	10%	$13,656	10%
Mortgage-backed securities	2,216	2	2,300	2
Obligations of states and political subdivisions	127,079	88	114,288	88
Total debt securities	144,578	100	130,244	100
Preferred stock	68	*	31	*
Total available for sale securities at fair value	$144,646	100%	$130,275	100%

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

During the fourth quarter of 2011, the municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, experienced rising securities prices as overall lower interest rates, limited supply, increased investor demand, and an absence of widespread defaults helped drive the market. A number of external factors, including U.S. monetary policy, the European debt crises and concerns about global economic weakness in general, have kept interest rates at near historically low levels. There were two key drivers of the reduced supply:  (1) many issuers accelerated issuance in the second half of 2010 to take advantage of the expiring Build America Bond program, which reduced their borrowing needs for 2011, and (2) state and local governments employed strict fiscal measures to balance their budgets and, as a result, reduced the funding of new projects in general. The vast majority of the Corporation’s municipal bond portfolio is comprised of securities where the issuing municipalities have unlimited taxing authority to support their debt servicing obligations. At December 31, 2011, approximately 96 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.  Of those in a net unrealized loss position, approximately 81 percent were rated “A” or better, as measured by market value, at December 31, 2011. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2011 and no other-than-temporary impairment has been recognized.

Table 16 presents additional information pertaining to the composition of the securities portfolio by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 16: Maturity of Securities
	Year Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$14,742	1.47%	$10,707	1.17%	$4,534	2.90%
Maturing after 1 year, but within 5 years	506	3.94	2,922	2.64	3,616	3.62
Maturing after 5 years, but within 10 years	—	—	—	—	—	—
Maturing after 10 years	—	—	—	—	1,622	5.56
Total U.S. government agencies and corporations	15,248	1.55	13,629	1.49	9,772	3.61
Mortgage backed securities:
Maturing within 1 year	73	4.67	9	6.42	686	4.32
Maturing after 1 year, but within 5 years	2,062	2.94	2,220	3.49	1,137	4.12
Maturing after 5 years, but within 10 years	—	—	—	—	805	4.43
Maturing after 10 years	—	—	—	—	—	—
Total mortgage backed securities	2,135	2.99	2,229	3.50	2,628	4.27
States and municipals:1
Maturing within 1 year	15,106	4.72	14,148	5.27	7,463	6.24
Maturing after 1 year, but within 5 years	30,415	5.46	27,706	5.69	22,338	5.95
Maturing after 5 years, but within 10 years	47,545	6.02	45,244	6.13	46,606	6.29
Maturing after 10 years	27,099	6.33	26,522	6.32	26,690	6.30
Total states and municipals	120,165	5.78	113,620	5.96	103,097	6.22
Total securities:2
Maturing within 1 year	29,921	3.12	24,864	3.50	12,683	4.94
Maturing after 1 year, but within 5 years	32,983	5.28	32,848	5.27	27,091	5.56
Maturing after 5 years, but within 10 years	47,545	6.02	45,244	6.13	47,411	6.26
Maturing after 10 years	27,099	6.33	26,522	6.32	28,312	6.26
Total securities	$137,548	5.27%	$129,478	5.45%	$115,497	5.95%
________
1	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
2
Total securities exclude preferred stock at amortized cost of $27,000 at December 31, 2011 and 2010 and $1.3 million at December 31, 2009 (estimated fair value of $68,000 at December 31, 2011, $31,000 million at December 31, 2010 and $1.3 million at December 31, 2009).

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $646.4 million at December 31, 2011, compared to $625.1 million at December 31, 2010, with the increase primarily due to a $23.0 million increase in noninterest-bearing demand deposits and money market accounts, resulting in a shift in the deposit mix to shorter duration, lower-cost deposits. Time deposits decreased slightly from $309.7 million at December 31, 2010 to $307.9 million at December 31, 2011. The Corporation had no brokered certificates of deposit outstanding at December 31, 2011 or 2010.

Table 17 presents the average deposit balances and average rates paid for the years 2011, 2010 and 2009.

TABLE 17: Average Deposits and Rates Paid

	Year Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$93,912		$89,430		$85,811
Interest-bearing transaction accounts	109,314	0.51%	95,005	0.57%	86,478	0.74%
Money market deposit accounts	77,882	0.65	64,085	0.88	66,562	1.54
Savings accounts	42,083	0.10	41,685	0.10	41,449	0.11
Certificates of deposit, $100 thousand or more	135,307	1.98	142,918	2.21	119,246	2.88
Other certificates of deposit	172,675	1.86	178,569	2.20	176,657	2.93
Total interest-bearing deposits	537,261	1.30%	522,262	1.58%	490,392	2.10%
Total deposits	$631,173		$611,692		$576,203

Table 18 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2011.

TABLE 18: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2011
3 months or less	$15,475
3-6 months	31,678
6-12 months	36,116
Over 12 months	65,348
Total	$148,617

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $83.5 million at December 31, 2011 and $83.4 million at December 31, 2010.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $9.3 million at December 31, 2011 and $7.1 million at December 31, 2010.

At December 31, 2011, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $60.4 million and loans held for sale of $70.1 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $130.5 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of loss due to borrower misrepresentation, fraud or early default. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods for early payment default vary from 90 days up to one year. Recourse for borrower misrepresentation or fraud, or underwriting error does not have a stated time limit. Payments made under these recourse provisions were $396,000 in 2011, $5.0 million in 2010 and $555,000 in 2009. Payments in 2010 included the satisfaction of all known and unknown indemnification obligations for loans sold to one of C&F Mortgage’s largest investors prior to 2010, which was part of a settlement with this investor. An allowance for indemnifications is established through charges to earnings.  The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from valid indemnification requests. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify a portion of the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2015. The cash flow hedges total notional amount is $10.0 million. At December 31, 2011, the cash flow hedges had a fair value of ($515,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2011 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $49.2 million at December 31, 2011. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2011 are presented in Table 19.

TABLE 19: Funding Sources

	December 31, 2011
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$2,900	$56,100
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	108,484	52,500	55,984
Borrowings from Federal Reserve Bank	65,277	—	65,277
Revolving line of credit	120,000	75,487	44,513
Total	$357,761	$135,887	$221,874
________

We have no reason to believe these arrangements will not be renewed at maturity.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in less than a year, totaled $83.3 million at December 31, 2011; certificates of deposit of $100,000 or more, maturing in more than one year, totaled $65.3 million.

The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2011 are presented in Table 20.

Table 20: Contractual Obligations

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank lines of credit	$75,487	$—	$75,487	$—	$—
FHLB advances 1	52,500	10,000	20,000	17,500	5,000
Federal Reserve Bank borrowings 2	—	—	—	—	—
Federal funds purchased	2,900	2,900	—	—	—
Trust preferred capital notes	20,620	—	—	—	20,620
Securities sold under agreements to repurchase	9,644	4,644	—	—	5,000
Operating leases	3,191	1,378	1,236	577	—
Total	$164,342	$18,922	$96,723	$18,077	$30,620
________
1
FHLB advances include convertible advances of $10.0 million maturing in 2012, $12.5 million maturing in 2014, $17.5 million maturing in 2017 and $5.0 million maturing in 2018. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances prior to their respective conversion dates, if the FHLB does not convert the advance on the conversion date, or, after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. FHLB advances also include a fixed rate hybrid advance of $7.5 million maturing in 2015. This advance provides fixed-rate funding until the stated maturity date. The bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 8: Borrowings.”

2	At December 31, 2011 there were no outstanding borrowings from the Federal Reserve Bank.

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

The Corporation’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier 1 capital to risk-weighted assets ratio was 15.1 percent at December 31, 2011, compared with 15.3 percent at December 31, 2010. The total capital to risk-weighted assets ratio was 16.4 percent at December 31, 2011, compared with 16.5 percent at December 31, 2010. The Tier 1 leverage ratio was 11.5 percent at December 31, 2011, compared with 11.6 percent at December 31, 2010. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued in December 2007 and July 2005, as well as the $10.0 million and $20.0 million of Series A Preferred Stock outstanding on December 31, 2011 and 2010, respectively, in Tier 1 capital for regulatory capital adequacy determination purposes.

Shareholders’ equity was $96.1 million at year-end 2011 compared with $92.8 million at year-end 2010. During 2011, the Corporation declared common stock dividends of $1.01 per share, compared to $1.00 per share declared in 2010 and $1.06 per share in 2009. The dividend payout ratio, based on net income available to common shareholders, was 26.9 percent in 2011, 44.2 percent in 2010 and 73.5 percent in 2009. In addition, on July 27, 2011, the Corporation redeemed $10.0 million, or 50 percent, of the $20.0 million of Series A Preferred Stock. The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in on January 1, 2019, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. As discussed in Item 1. “Business” under the heading “Regulation and Supervision”, Basel III will be phased in between 2014 and 2019. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012.

In addition to Basel III, Dodd-Frank requires or permits the U.S. banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation's net income and return on equity.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

EFFECTS OF INFLATION AND CHANGING PRICES

The Corporation's financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation had two outstanding interest rate swaps used as hedging transactions at December 31, 2011.  The interest rate swaps were entered into to fix the rate of interest paid on $10.0 million of the Corporation’s variable rate trust preferred capital notes. The interest rate swaps mature in 2015.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2011, indicate that the Corporation would expect net interest income to decrease over the next twelve months 4.63 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 0.32 percent if rates shifted upward in the same manner.

1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net Interest Income for the Year Ended December 31, 2012
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(2,878)	(4.63)%
+200 BP shock	$199	0.32%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2011 indicate that the EVE would decrease 0.99 percent assuming an immediate downward shift in market interest rates of 200 BP and would decrease 2.01 percent if rates shifted upward in the same manner.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(1,251)	(0.99)%
+200 BP shock	$(2,531)	(2.01)%

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

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except for share and per share amounts)	2011	2010
Assets
Cash and due from banks	$5,787	$7,150
Interest-bearing deposits in other banks and federal funds sold	5,720	2,530
Total cash and cash equivalents	11,507	9,680
Securities—available for sale at fair value, amortized cost of $137,575 and $129,505, respectively	144,646	130,275
Loans held for sale, net	70,062	67,153
Loans, net of allowance for loan losses of $33,677and $28,840, respectively	616,984	606,744
Federal Home Loan Bank stock, at cost	3,767	3,887
Corporate premises and equipment, net	28,462	28,743
Other real estate owned, net of valuation allowance of $3,927 and $3,979, respectively	6,059	10,674
Accrued interest receivable	5,242	5,073
Goodwill	10,724	10,724
Other assets	30,671	31,184
Total assets	$928,124	$904,137

Liabilities
Deposits
Noninterest-bearing demand deposits	$95,556	$87,263
Savings and interest-bearing demand deposits	242,917	228,185
Time deposits	307,943	309,686
Total deposits	646,416	625,134
Short-term borrowings	7,544	10,618
Long-term borrowings	132,987	132,902
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,111	1,160
Other liabilities	23,356	20,926
Total liabilities	832,034	811,360

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 10,000 and 20,000 shares issued and outstanding, respectively)	10	20
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,178,510 and 3,118,066 shares issued and outstanding, respectively)	3,091	3,032
Additional paid-in capital	13,438	22,112
Retained earnings	76,167	67,542
Accumulated other comprehensive income, net	3,384	71
Total shareholders’ equity	96,090	92,777
Total liabilities and shareholders’ equity	$928,124	$904,137

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009
Interest income
Interest and fees on loans	$68,571	$64,941	$60,116
Interest on money market investments	46	43	6
Interest and dividends on securities
U.S. government agencies and corporations	206	281	418
Tax-exempt obligations of states and political subdivisions	4,859	4,459	4,208
Corporate bonds and other	108	124	223
Total interest income	73,790	69,848	64,971
Interest expense
Savings and interest-bearing deposits	1,102	1,142	1,711
Certificates of deposit, $100 thousand or more	2,684	3,161	3,433
Other time deposits	3,217	3,935	5,174
Borrowings	3,892	3,998	4,071
Trust preferred capital notes	986	999	1,070
Total interest expense	11,881	13,235	15,459
Net interest income	61,909	56,613	49,512
Provision for loan losses	14,160	14,959	18,563
Net interest income after provision for loan losses	47,749	41,654	30,949
Noninterest income
Gains on sales of loans	16,094	18,564	24,976
Service charges on deposit accounts	3,509	3,511	3,303
Other service charges and fees	5,290	4,913	5,018
Investment services income	1,008	834	648
Net gains on calls and sales of available for sale securities	13	70	22
Other income	1,132	1,808	2,722
Total noninterest income	27,046	29,700	36,689
Noninterest expenses
Salaries and employee benefits	34,317	34,889	35,118
Occupancy expenses	6,491	5,768	5,714
Other expenses	15,276	19,638	19,335
Total noninterest expenses	56,084	60,295	60,167
Income before income taxes	18,711	11,059	7,471
Income tax expense	5,735	2,949	1,945
Net income	12,976	8,110	5,526
Effective dividends on preferred stock	1,183	1,149	1,130
Net income available to common shareholders	$11,793	$6,961	$4,396
Earnings per common share—basic	$3.76	$2.26	$1.44
Earnings per common share—assuming dilution	$3.72	$2.24	$1.44

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2008	$—	$2,992	$551	$62,361	$(1,047)	$64,857
Comprehensive income:
Net income	—	—	—	5,526	—	5,526
Other comprehensive income, net:
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	734
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	1,281
Other comprehensive income, net	—	—	—	—	2,015	2,015
Comprehensive income	—	—	—	—	—	7,541
Stock options exercised	—	17	309	—	—	326
Share-based compensation	—	—	318	—	—	318
Issuance of preferred stock and warrant	20	—	19,894	—	—	19,914
Accretion of preferred stock discount	—	—	138	(138)	—	—
Cash dividends paid – common stock ($1.06 per share)	—	—	—	(3,230)	—	(3,230)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(850)	—	(850)
Balance December 31, 2009	20	3,009	21,210	63,669	968	88,876
Comprehensive income:
Net income	—	—	—	8,110	—	8,110
Other comprehensive loss, net:
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	(139)
Unrealized loss on cash flow hedging instruments, net	—	—	—	—	(90)
Unrealized holding losses on securities, net of reclassification adjustment	—	—	—	—	(668)
Other comprehensive loss, net	—	—	—	—	(897)	(897)
Comprehensive income	—	—	—	—	—	7,213
Stock options exercised	—	23	386	—	—	409
Share-based compensation	—	—	367	—	—	367
Accretion of preferred stock discount	—	—	149	(149)	—	—
Cash dividends paid – common stock ($1.00 per share)	—	—	—	(3,088)	—	(3,088)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(1,000)	—	(1,000)
Balance December 31, 2010	$20	$3,032	$22,112	$67,542	$71	$92,777
Comprehensive income:
Net income	—	—	—	12,976	—	12,976
Other comprehensive income, net:
Changes in defined benefit plan assets and benefit obligations, net	—	—	—	—	(559)
Unrealized loss on cash flow hedging instruments, net	—	—	—	—	(223)
Unrealized holding gains on securities, net of reclassification adjustment	—	—	—	—	4,095
Other comprehensive income, net	—	—	—	—	3,313	3,313
Comprehensive income	—	—	—	—	—	16,289
Stock options exercised	—	34	660	—	—	694
Share-based compensation	—	—	395	—	—	395
Restricted stock vested	—	23	(111)	—	—	(88)
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Accretion of preferred stock discount	—	—	333	(333)	—	—
Common stock issued	—	2	39	—	—	41
Cash dividends paid – common stock ($1.01 per share)	—	—	—	(3,168)	—	(3,168)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(850)	—	(850)
Balance December 31, 2011	$10	$3,091	$13,438	$76,167	$3,384	$96,090

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Operating activities:
Net income	$12,976	$8,110	$5,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,121	1,887	2,067
Deferred income taxes	(1,341)	(2,253)	(3,477)
Provision for loan losses	14,160	14,959	18,563
Provision for indemnifications	807	3,745	2,490
Provision for other real estate owned losses	911	2,180	2,614
Share-based compensation	395	367	318
Accretion of discounts and amortization of premiums on securities, net	758	615	172
Net realized gain on securities	(13)	(70)	(22)
Net realized (gain) loss on sale of other real estate owned	(57)	(45)	93
Origination of loans held for sale	(616,438)	(748,263)	(1,063,108)
Sale of loans	613,529	709,866	1,071,394
Change in other assets and liabilities:
Accrued interest receivable	(169)	335	(312)
Other assets	6	(1,238)	(4,579)
Accrued interest payable	(49)	(409)	(352)
Other liabilities	396	(3,194)	454
Net cash provided by (used in) operating activities	27,992	(13,408)	31,841
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	31,098	28,693	23,139
Purchase of securities available for sale	(39,914)	(41,969)	(39,286)
Net redemptions of FHLB stock	120	—	1,397
Net increase in customer loans	(29,440)	(13,964)	(15,424)
Other real estate owned improvements	—	(218)	—
Proceeds from sales of other real estate owned	8,801	5,492	3,495
Purchases of corporate premises and equipment, net	(1,840)	(1,140)	(426)
Net cash used in investing activities	(31,175)	(23,106)	(27,105)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	23,025	23,352	10,269
Net (decrease) increase in time deposits	(1,743)	(4,848)	45,636
Net decrease in borrowings	(2,989)	(6,692)	(48,628)
Issuance of preferred stock	—	—	19,914
Redemption of preferred stock	(10,000)	—	—
Issuance of common stock	41	—	—
Proceeds from exercise of stock options	694	409	326
Cash dividends	(4,018)	(4,088)	(4,080)
Net cash provided by financing activities	5,010	8,133	23,437
Net increase (decrease) in cash and cash equivalents	1,827	(28,381)	28,173
Cash and cash equivalents at beginning of year	9,680	38,061	9,888
Cash and cash equivalents at end of year	$11,507	$9,680	$38,061
Supplemental disclosure
Interest paid	$11,930	$13,644	$15,811
Income taxes paid	6,955	4,070	4,231
Supplemental disclosure of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$6,300	$(1,026)	$1,970
Loans transferred to other real estate owned	(5,040)	(5,265)	(16,874)
Pension adjustment	(860)	(215)	1,129

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

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the allowance for indemnifications, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, fair value measurements and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Significant Group Concentrations of Credit Risk: Substantially all of the Corporation’s lending activities are with customers located in Virginia, Maryland, Tennessee and North Carolina. At December 31, 2011, 32.6 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 37.9 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Note 3 discusses the Corporation’s lending activities. The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. While the Corporation does have a significant portion of its securities classified as obligations of states and political subdivisions, there are no concentrations in any one state of greater than 10.0 percent and no individual issuer greater than 1.5 percent. The Corporation does not have any other significant securities concentrations in any one industry or geographic region, or to any one issuer. Note 2 discusses the Corporation’s securities portfolio and investment activities.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2011 and 2010, these reserve balances amounted to $360,000 and $220,000, respectively.

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

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Impairment is measured on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer, residential and certain small commercial loans that are less than $500,000 for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. Consistent with the Corporation’s method for nonaccrual loans, payments on impaired loans are first applied to principal outstanding, except potentially for TDRs as noted below.

TDRs occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.  TDRs are considered impaired loans. Upon designation as a TDR, the Corporation evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of December 31, 2011 and 2010, the Corporation had $17.09 million and $9.77 million of loans classified as TDRs.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file.  Appraisals are performed by independent third-party appraisers with relevant industry experience.  Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when appropriate. The general component covers non-classified loans and those loans classified as doubtful, substandard or special mention that are not impaired.  The general component is based on historical loss experience adjusted for qualitative factors, such as current economic conditions, including current home sales and foreclosures, unemployment rates and retail sales. Relative to non-classified loans, non-impaired classified loans are assigned a higher allowance factor which increases with the severity of classification.  The characteristics of the loan ratings are as follows:

•
Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•
Special mention loans have a specifically identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

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

•
Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a non-accrual classification because it is probable that the Corporation will not be able to collect all amounts due.

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

Rate Lock Commitments: The Corporation enters into commitments to originate residential mortgage loans for sale whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Corporation protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, the Corporation is obligated to sell the loan to the purchaser, and the purchaser is obligated to buy the loan, only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser of a loan (investor) sold by C&F Mortgage incurs an indemnified loss due to demonstrated borrower misrepresentation, fraud, early default or underwriting error.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from valid indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill: Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Corporation’s goodwill was recognized in connection with the Bank’s acquisition of C&F Finance in September 2002. The annual test for impairment was completed during the fourth quarter of 2011 and it was determined there was no impairment to be recognized in 2011.

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

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in the balance sheet and recognizes a change in the plan’s funded status in the year in which the change occurs through other comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For the Corporation’s pension plan, the benefit obligation is the projected benefit obligation as of December 31. In addition, enhanced disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation are presented in the notes to financial statements. Valuations for 2011 and 2010 determined that the Corporation’s pension plan was underfunded. As a result, the Corporation recognized pension liabilities of $473,000 at December 31, 2011 and $654,000 at December 31, 2010, and recognized a net loss of $559,000 in 2011, a net loss of $139,000 in 2010 and a net gain of $734,000 in 2009 as components of other comprehensive income (loss). The Corporation’s pension plan is described more fully in Note 11.

Share-Based Compensation: Compensation expense for grants of restricted shares is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for restricted shares is charged to income ratably over the vesting period. Compensation expense for the years ended December 31, 2011, 2010 and 2009 included $363,000 ($225,000 after tax), $367,000 ($228,000 after tax) and $318,000 ($197,000 after tax), respectively, for restricted stock granted during 2006 through 2011. As of December 31, 2011, there was $1.27 million of unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. The Corporation estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will affect the amount of estimated unamortized compensation expense to be recognized in future periods. The Corporation’s share-based compensation plans are described more fully in Note 13.

Earnings Per Common Share: In June 2008, the Financial Accounting Standards Board (FASB) concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share (EPS). The Corporation has applied the two-class method of computing basic and diluted EPS for each of the years ended December 31, 2011, 2010 and 2009 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. EPS calculations are presented in Note 9.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, changes in defined benefit plan assets and liabilities, and unrealized gains and losses on cash flow hedging instruments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Corporation’s Consolidated Statements of Shareholders’ Equity and are described more fully in Note 9.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or an other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments have been designated as and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Corporation’s derivative financial instruments are described more fully in Note 18.

Recent Significant Accounting Pronouncements:

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance significantly expands the existing disclosure requirements and is intended to lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, are required for periods beginning after December 15, 2010. The adoption of ASU 2010-20 did not have a material effect on the Corporation’s consolidated financial statements.  The required disclosures have been included in the Corporation’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangible – Goodwill and Other – Testing Goodwill for Impairment.  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of the amendments is not expected to have a material effect on the Corporation’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements, as presented above.

In December 2008, the SEC issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting.  The rule requires companies to submit financial statements in extensible business reporting language (i.e., XBRL) format with their SEC filings on a phased-in schedule.  Based on this schedule, the Corporation was required to provide interactive data reports starting with the quarterly report for the period ending June 30, 2011.  The rule had no effect on the Corporation’s consolidated financial statements.  The interactive data reports have been included in this annual report as Exhibit 101.

NOTE 2: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$15,248	$39	$(4)	$15,283
Mortgage-backed securities	2,135	81	—	2,216
Obligations of states and political subdivisions	120,165	6,998	(84)	127,079
Preferred stock	27	41	—	68
	$137,575	$7,159	$(88)	$144,646

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$13,629	$57	$(30)	$13,656
Mortgage-backed securities	2,229	78	(7)	2,300
Obligations of states and political subdivisions	113,620	1,694	(1,026)	114,288
Preferred stock	27	7	(3)	31
	$129,505	$1,836	$(1,066)	$130,275

The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2011 and 2010, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,921	$30,108	$24,864	$24,929
Due after one year through five years	32,983	34,169	32,848	33,050
Due after five years through ten years	47,545	51,021	45,244	45,450
Due after ten years	27,099	29,280	26,522	26,815
Preferred stock	27	68	27	31
	$137,575	$144,646	$129,505	$130,275

Proceeds from the maturities, calls and sales of securities available for sale in 2011 were $31.10 million, resulting in gross realized gains of $13,000; in 2010 were $28.69 million, resulting in gross realized gains of $88,000 and gross realized losses of $18,000; and in 2009 were $23.14 million, resulting in gross realized gains of $48,000 and gross realized losses of $26,000.

The Corporation pledges securities to primarily secure public deposits, Federal Reserve Bank treasury, tax and loan deposits and repurchase agreements. Securities with an aggregate amortized cost of $106.97 million and an aggregate fair value of $112.66 million were pledged at December 31, 2011. Securities with an aggregate amortized cost of $93.56 million and an aggregate fair value of $94.28 million were pledged at December 31, 2010.

Securities in an unrealized loss position at December 31, 2011, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$2,064	$4	$—	$—	$2,064	$4
Obligations of states and political subdivisions	3,305	35	1,328	49	4,633	84
Total temporarily impaired securities	$5,369	$39	$1,328	$49	$6,697	$88

There are 22 debt securities totaling $6.70 million considered temporarily impaired at December 31, 2011. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. During the fourth quarter of 2011, the municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, experienced rising securities prices as overall lower interest rates, limited supply, increased investor demand, and an absence of widespread defaults helped drive the market. A number of external factors, including the European debt crises and concerns about global economic weakness in general, have kept interest rates at near historically low levels. There were two key drivers of the reduced supply of municipal bonds:  (1) many issuers accelerated issuance in the second half of 2010 to take advantage of the expiring Build America Bond program, which reduced their borrowing needs for 2011, and (2) state and local governments employed strict fiscal measures to balance their budgets and, as a result, reduced the funding of new projects in general. The vast majority of the Corporation’s municipal bond portfolio is comprised of securities where the issuing municipalities have unlimited taxing authority to support their debt servicing obligations. At December 31, 2011, approximately 96 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.  Of those in a net unrealized loss position, approximately 81 percent were rated “A” or better, as measured by market value, at December 31, 2011. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2011 and no other-than-temporary impairment has been recognized.

The Corporation’s investment in FHLB stock totaled $3.77 million at December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

Securities in an unrealized loss position at December 31, 2010, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$4,345	$30	$—	$—	$4,345	$30
Mortgage-backed securities	590	7	—	—	590	7
Obligations of states and political subdivisions	38,585	925	1,178	101	39,763	1,026
Subtotal-debt securities	43,520	962	1,178	101	44,698	1,063
Preferred stock	8	3	—	—	8	3
Total temporarily impaired securities	$43,528	$965	$1,178	$101	$44,706	$1,066

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2011	2010
Real estate – residential mortgage	$147,135	$146,073
Real estate – construction	5,737	12,095
Commercial, financial and agricultural 1	212,235	219,226
Equity lines	33,192	32,187
Consumer	6,057	5,250
Consumer finance	246,305	220,753
	650,661	635,584
Less allowance for loan losses	(33,677)	(28,840)
Loans, net	$616,984	$606,744
________
1	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $299,000 and $378,000 of demand deposit overdrafts at December 31, 2011 and 2010, respectively.

Loans on nonaccrual status were as follows:

	December 31,
(Dollars in thousands)	2011	2010
Real estate – residential mortgage	$2,440	$189
Real estate – construction:
Construction lending1	—	—
Consumer lot lending1	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,093	5,760
Land acquisition & development lending	—	—
Builder line lending	2,303	67
Commercial business lending	673	1,448
Equity lines	123	266
Consumer	—	35
Consumer finance	381	151
Total loans on nonaccrual status	$11,013	$7,916
____
1	At December 31, 2011 and 2010 there were no real estate construction lending loans or real estate consumer lot lending loans on nonaccrual status.

If interest income had been recognized on nonaccrual loans at their stated rates during years 2011, 2010 and 2009, interest income would have increased by approximately $651,000, $624,000 and $668,000, respectively.

The past due status of loans as of December 31, 2011 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,270	$1,445	$533	$3,248	$143,887	$147,135	$65
Real estate – construction:
Construction lending	—	—	—	—	5,084	5,084	—
Consumer lot lending	—	—	—	—	653	653	—
Commercial, financial and agricultural:
Commercial real estate lending	986	1,311	—	2,297	114,475	116,772	—
Land acquisition & development lending	—	—	—	—	32,645	32,645	—
Builder line lending	—	—	—	—	17,637	17,637	—
Commercial business lending	480	—	—	480	44,701	45,181	—
Equity lines	69	90	33	192	33,000	33,192	—
Consumer	13	—	—	13	6,044	6,057	3
Consumer finance	5,327	1,041	381	6,749	239,556	246,305	—
Total	$8,145	$3,887	$947	$12,979	$637,682	$650,661	$68

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

The past due status of loans as of December 31, 2010 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,605	$826	$751	$3,182	$142,891	$146,073	$676
Real estate – construction:
Construction lending	—	—	—	—	10,744	10,744	—
Consumer lot lending	—	—	—	—	1,351	1,351	—
Commercial, financial and agricultural:
Commercial real estate lending	59	—	2,840	2,899	108,418	111,317	186
Land acquisition and development lending	—	—	—	—	34,314	34,314	—
Builder line lending	—	1,450	195	1,645	23,171	24,816	128
Commercial business lending	9	—	1,383	1,392	47,387	48,779	—
Equity lines	223	115	35	373	31,814	32,187	35
Consumer	1	11	38	50	5,200	5,250	5
Consumer finance	4,913	829	151	5,893	214,860	220,753	—
Total	$6,810	$3,231	$5,393	$15,434	$620,150	$635,584	$1,030

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all loan modifications that occurred on or after January 1, 2011 to determine whether they should be considered TDRs.  There were no additional TDRs identified in connection with this reassessment.

The balance at December 31, 2011 of loan modifications classified as TDRs during the year ended December 31, 2011 were as follows:

(Dollars in thousands)	December 31, 2011
Real estate – residential mortgage – interest reduction	$618
Real estate – residential mortgage – interest rate concession	210
Commercial, financial and agricultural:
Commercial real estate lending – interest reduction	171
Commercial real estate lending – interest rate concession	5,201
Commercial real estate lending – principal reduction	490
Builder line lending – interest rate concession	2,285
Commercial business lending – interest rate concession	652
Total	$9,627

TDR additions during the year ended December 31, 2011 included two commercial relationships totaling $7.11 million at December 31, 2011 for which loan modifications were negotiated.  While these relationships were also in nonaccrual status at December 31, 2011, the borrowers are servicing the loans in accordance with the modified terms.  The Corporation has no obligation to fund additional advances on its impaired loans.

TDR payment defaults during year ended December 31, 2011 were as follows:

(Dollars in thousands)	Year Ended December 31, 2011
Real estate – residential mortgage	$153
Consumer	4
Total	$157

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Impaired loans, which include TDRs of $17.09 million, and the related allowance at December 31, 2011 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition & development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

Impaired loans, which include TDRs of $9.77 million, and the related allowance at December 31, 2010 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,110	$3,110	$466	$2,689	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,760	6,816	1,263	3,582	30
Land acquisition & development lending	5,919	5,919	400	1,038	30
Builder line lending	—	—	—	1,014	—
Commercial business lending	1,142	1,267	404	613	—
Equity lines	148	150	49	149	4
Consumer	338	338	51	333	14
Total	$16,417	$17,600	$2,633	$9,418	$215

The average balance of impaired loans for 2009 was $12.43 million.

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Balance at the beginning of year	$28,840	$24,027	$19,806
Provision charged to operations	14,160	14,959	18,563
Loans charged off	(12,177)	(12,330)	(16,177)
Recoveries of loans previously charged off	2,854	2,184	1,835
Balance at the end of year	$33,677	$28,840	$24,027

The following table presents, as of December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial & Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Provision charged to operations	1,935	(101)	3,745	572	209	7,800	14,160
Loans charged off	(1,096)	—	(2,566)	(52)	(319)	(8,144)	(12,177)
Recoveries of loans previously charged off	98	—	173	12	122	2,449	2,854
Ending balance	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Ending balance: individually evaluated for impairment	$657	$—	$3,274	$—	$49	$—	$3,980
Ending balance: collectively evaluated for impairment	$1,722	$480	$6,766	$912	$270	$19,547	$29,697
Loans:
Ending balance	$147,135	$5,737	$212,235	$33,192	$6,057	$246,305	$650,661
Ending balance: individually evaluated for impairment	$3,482	$—	$14,288	$—	$324	$—	$18,094
Ending balance: collectively evaluated for impairment	$143,653	$5,737	$197,947	$33,192	$5,733	$246,305	$632,567

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial & Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at end of period	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Ending balance: individually evaluated for impairment	$466	$—	$2,067	$49	$51	$—	$2,633
Ending balance: collectively evaluated for impairment	$976	$581	$6,621	$331	$256	$17,442	$26,207
Loans:
Ending balance	$146,073	$12,095	$219,226	$32,187	$5,250	$220,753	$635,584
Ending balance: individually evaluated for impairment	$3,110	$—	$12,821	$148	$338	$—	$16,417
Ending balance: collectively evaluated for impairment	$142,963	$12,095	$206,405	$32,039	$4,912	$220,753	$619,167

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate – construction:
Construction lending	2,214	—	2,870	—	5,084
Consumer lot lending	653	—	—	—	653
Commercial, financial and agricultural:
Commercial real estate lending	96,773	5,413	9,493	5,093	116,772
Land acquisition & development lending	13,605	9,939	9,101	—	32,645
Builder line lending	12,480	1,434	1,420	2,303	17,637
Commercial business lending	41,590	2,001	917	673	45,181
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$245,924	$381	$246,305
_____________

1  At December 31, 2011, the Corporation does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2010 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,651	$1,344	$3,889	$189	$146,073
Real estate – construction:
Construction lending	6,017	—	4,727	—	10,744
Consumer lot lending	1,351	—	—	—	1,351
Commercial, financial and agricultural:
Commercial real estate lending	93,235	12,002	320	5,760	111,317
Land acquisition & development lending	21,642	3,394	9,278	—	34,314
Builder line lending	13,827	6,112	4,810	67	24,816
Commercial business lending	42,865	4,166	300	1,448	48,779
Equity lines	31,562	263	96	266	32,187
Consumer	4,804	11	400	35	5,250
	$355,954	$27,292	$23,820	$7,765	$414,831

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$220,602	$151	$220,753
__________

1 At December 31, 2010, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 5: Other Real Estate Owned

At December 31, 2011 and 2010, OREO was $6.06 million and $10.67 million, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in the state of Virginia. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Balance at the beginning of year, gross	$14,653	$15,202
Transfers from loans	5,040	5,265
Capitalized costs	--	218
Charge-offs	(963)	(585)
Sales proceeds	(8,801)	(5,492)
Gain (loss) on disposition	57	45
Balance at the end of year, gross	9,986	14,653
Less allowance for losses	(3,927)	(3,979)
Balance at the end of year, net	$6,059	$10,674

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Balance at the beginning of year	$3,979	$2,402	$73
Provision for losses	911	2,180	2,614
Charge-offs, net	(963)	(603)	(285)
Balance at the end of year	$3,927	$3,979	$2,402

Net expenses applicable to OREO, other than the provision for losses, were $516,000, $931,000 and $129,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 6: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2011	2010
Land	$6,506	$6,506
Buildings	25,967	25,769
Equipment, furniture and fixtures	23,032	21,455
	55,505	53,730
Less accumulated depreciation	(27,043)	(24,987)
	$28,462	$28,743

NOTE 7: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2011	2010
Certificates of deposit, $100 thousand or more	$148,617	$142,198
Other time deposits	159,326	167,488
	$307,943	$309,686

Remaining maturities on time deposits at December 31, 2011 are as follows:

(Dollars in thousands)
2012	$180,633
2013	47,395
2014	39,512
2015	28,110
2016	12,293
Thereafter	—
$307,943

NOTE 8: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2011	2010
Customer repurchase agreements1	$4,644	$6,848
Federal Reserve Bank discount window2	—	—
FHLB advances3	—	—
Federal funds purchased4	2,900	3,770
Balance outstanding at year end	$7,544	$10,618
Maximum balance at any month end during the year	$7,750	$31,530
Average balance for the year	$5,831	$9,341
Weighted average rate for the year	0.69%	0.78%
Weighted average rate on borrowings at year end	0.56%	0.52%
Estimated fair value at year end	$7,544	$10,618

1	Secured transactions with customers, which generally mature the day following the day sold.
2
Short-term borrowings through the Federal Reserve Bank’s discount window lending programs, which are secured by a loan-specific lien on certain qualifying loans.  At December 31, 2011 and 2010 there were no short-term borrowings from the Federal Reserve Bank.

3
Short-term borrowings from the FHLB secured by a blanket floating lien on certain loans secured by 1-4 family residential properties.  At December 31, 2011 and 2010 there were no short-term FHLB advances outstanding.

4	Advances against $59 million in federal funds lines with correspondent banks.

Long-term borrowings at December 31, 2011 consist of a repurchase agreement with a third-party broker, which is secured by investment securities; advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance; and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties.  The interest rate on the repurchase agreement, which matures in 2018, is 3.55% (7.00% minus three-month LIBOR with a maximum rate of 3.55%) and the outstanding balance as of December 31, 2011 was $5.00 million.  The interest rate on the revolving bank line of credit, which matures in 2014, floats at the one-month LIBOR rate plus a range of 200 basis points to 225 basis points, depending upon the average balance outstanding on the line, and the outstanding balance as of December 31, 2011 was $75.49 million.  C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2011.  Long-term advances from the FHLB at December 31, 2011 consist of $45.00 million of convertible advances and a $7.50 million fixed rate hybrid advance.  The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid advance provides fixed-rate funding until the stated maturity date. The Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate.

The table below presents selected information on the FHLB advances:

(Dollars in thousands)
Balance Outstanding at December 31, 2011	Interest Rate	Maturity Date	Next Conversion Option Date
Fixed Rate Hybrid Advance
$7,500	3.39%	08/10/15
Convertible Advances
$5,000	3.90%	08/30/12	02/29/12
$5,000	4.08	08/30/12	02/29/12
$5,000	3.95	11/17/14	02/17/12
$7,500	3.69	11/28/14	02/28/12
$7,500	3.70	10/19/17	04/19/12
$5,000	4.06	10/25/17	01/25/12
$5,000	2.93	11/27/17	02/27/12
$5,000	3.59	06/06/18	06/06/12

The contractual maturities of long-term borrowings at December 31, 2011 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2012	$10,000	$—	$10,000
2013	—	—	—
2014	12,500	75,487	87,987
2015	7,500	—	7,500
2016	—	—	—
Thereafter	22,500	5,000	27,500
	$52,500	$80,487	$132,987

The Corporation’s unused lines of credit for future borrowings total approximately $221.87 million at December 31, 2011, which consists of $55.98 million available from the FHLB, $44.51 million on C&F Finance’s revolving bank line of credit, $65.28 million available from the Federal Reserve Bank and $56.10 million under federal funds agreements with a third party financial institution.  Additional loans are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the securities at a fixed rate of 7.73% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 3.15% as to the remaining $5.00 million, which rate was 3.70% at December 31, 2011. The fixed rate portion of the securities converts to the three-month LIBOR rate plus 3.15% in December 2012. The principal asset of Trust II is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

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

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations, until January 9, 2012, on the payment of dividends or distributions on the Common Stock (including the payment of the cash dividends in excess of the Corporation’s quarterly cash dividend at the time of issuance of the Series A Preferred Stock of $0.31 per share) and on the Corporation’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Corporation to certain of the executive compensation limitations included in the EESA until such time as Treasury no longer owns any Series A Preferred Stock acquired through the Capital Purchase Program.

On July 27, 2011, the Corporation redeemed $10.00 million, or 50 percent, of the total $20.00 million liquidation preference of its Series A Preferred Stock. The Corporation paid $10.10 million to redeem this portion of the Series A Preferred Stock, consisting of $10.00 million in liquidation preference and $100,000 of accrued and unpaid dividends associated with the preferred stock being redeemed.

Common Shares. The Corporation did not repurchase any shares of its common stock during the years ended December 31, 2011, 2010 or 2009. Limitations on future share repurchases in effect as of December 31, 2011 are described above.

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred taxes,  of $1.79 million, $30,000 and $521,000 as of December 31, 2011, 2010 and 2009, respectively.

	December 31,
(Dollars in thousands)	2011	2010	2009
Net unrealized gains on securities	$4,596	$500	$1,168
Net unrecognized loss on cash flow hedges	(314)	(90)	—
Net unrecognized losses on defined benefit plan	(898)	(339)	(200)
Total cumulative other comprehensive income	$3,384	$71	$968

The Corporation reclassified net gains from securities of $8,000, $46,000 and $14,000 from other comprehensive income to earnings for the years ended December 31, 2011, 2010 and 2009, respectively.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

	December 31,
(Dollars in thousands)	2011	2010	2009
Net income	$12,976	$8,110	$5,526
Accumulated dividends on Series A Preferred Stock	(850)	(1,000)	(992)
Amortization of Series A Preferred Stock discount	(333)	(149)	(138)
Net income available to common shareholders	$11,793	$6,961	$4,396
Weighted average number of common shares used in earnings per common share—basic	3,135,645	3,085,025	3,044,009
Effect of dilutive securities:
Stock option awards and warrant	36,632	18,444	4,482
Weighted average number of common shares used in earnings per common share—assuming dilution	3,172,277	3,103,469	3,048,491

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant are determined using the treasury stock method. Approximately 316,000 and 361,000 shares issuable upon exercise of options for the years ended December 31, 2011 and 2010, respectively, and 548,000 shares issuable upon exercise of options and the Warrant for the year ended December 31, 2009 were not included in computing diluted earnings per common share because they were anti-dilutive.

NOTE 10: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current taxes	$7,076	$5,202	$5,422
Deferred taxes	(1,341)	(2,253)	(3,477)
	$5,735	$2,949	$1,945

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
(Dollars in thousands)	2011	Percent of Pre-tax Income	2010	Percent of Pre-tax Income	2009	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$6,362	34.0%	$3,760	34.0%	$2,540	34.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,652)	(8.8)	(1,516)	(13.7)	(1,431)	(19.2)
Reduction of interest expense incurred to carry tax-exempt assets	98	0.5	100	0.9	115	1.5
State income taxes, net of federal tax benefit	1,114	6.0	787	7.1	665	8.9
Tax effect of dividends-received deduction on preferred stock	—	—	(5)	(0.1)	(22)	(0.2)
Compensation in excess of deductible limits	41	.2	—	—	219	2.9
Tax credits	(180)	(1.0)	(135)	(1.2)	(118)	(1.6)
Other	(48)	(0.3)	(42)	(0.3)	(23)	(0.3)
	$5,735	30.6%	$2,949	26.7%	$1,945	26.0%

The Corporation’s net deferred income taxes totaled $14.27 million and $14.99 million at December 31, 2011 and 2010, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2011	2010
Deferred tax asset
Allowance for loan losses	$14,128	$10,797
Reserve for indemnification losses	647	491
OREO expenses	381	1,842
Deferred compensation	1,916	1,791
Other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock	614	614
Defined benefit plan	--	46
Share-based compensation	331	499
Interest on nonaccrual loans	119	132
Depreciation	--	27
Cash flow hedges	201	58
Other	1,240	1,140
Deferred tax asset	19,577	17,437
Deferred tax liability
Goodwill and other intangible assets	(2,509)	(2,174)
Defined benefit plan	(318)	--
Depreciation	(3)	--
Net unrealized gain on securities available for sale	(2,475)	(270)
Deferred tax liability	(5,305)	(2,444)
Net deferred tax asset	$14,272	$14,993

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

NOTE 11: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank’s profitability for a given year and on each participant’s yearly earnings. All salaried employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. All employee contributions are fully vested upon contribution. An employee is 20% vested in the Bank’s contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years, or earlier in the event of retirement, death or attainment of age 65 while an employee. The amounts charged to expense under this plan were $405,000, $372,000 and $409,000 in 2011, 2010 and 2009, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. All employee contributions are fully vested upon contribution. An employee is vested 25% in the employer’s contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years.  The amounts charged to expense under this plan were $12,000, $0 and $18,000 in 2011, 2010 and 2009, respectively.

C&F Finance maintains a Defined Contribution Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of the Bank. The amounts charged to expense under this plan were $139,000, $108,000 and $89,000 in 2011, 2010 and 2009, respectively.

Individual performance bonuses are awarded annually to certain members of management under a management incentive bonus plan. The Corporation’s Compensation Committee recommends to the Corporation’s Board of Directors the bonuses to be paid to the Chief Executive Officer and the Chief Financial Officer of the Corporation, and recommends to the Bank’s Board of Directors bonuses to be paid to certain other senior Bank and C&F Finance officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the Bank and C&F Finance. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank’s Board of Directors considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $844,000, $816,000 and $418,000 in 2011, 2010 and 2009, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $657,000, $336,000 and $1.8 million were expensed in 2011, 2010 and 2009, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

The Bank has a non-contributory, defined benefit pension plan (Cash Balance Plan) for all full-time employees over 21 years of age. Under the Cash Balance Plan, the benefit account for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on the prior year’s December average yield on 30-year Treasuries plus 150 basis points. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

 The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing Plan and Cash Balance Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $153,000, $124,000 and $90,000 in 2011, 2010 and 2009, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Bank’s Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2011	2010	2009
Change in benefit obligation
Projected benefit obligation, beginning	$7,915	$6,816	$6,400
Service cost	611	531	504
Interest cost	438	397	373
Actuarial loss (gain)	154	523	(13)
Benefits paid	(350)	(352)	(448)
Projected benefit obligation, ending	$8,768	$7,915	$6,816
Change in plan assets
Fair value of plan assets, beginning	$7,261	$6,385	$4,346
Actual return on plan assets	(116)	828	1,487
Employer contributions	1,500	400	1,000
Benefits paid	(350)	(352)	(448)
Fair value of plan assets, ending	$8,295	$7,261	$6,385
Funded status	$(473)	$(654)	$(431)
Amounts recognized as an other liability	$(473)	$(654)	$(431)
Amounts recognized in accumulated other comprehensive income
Net loss	$2,525	$1,738	$1,595
Net obligation at transition	--	(4)	(9)
Prior service cost	(1,144)	(1,212)	(1,279)
Deferred taxes	(483)	(183)	(107)
Total recognized in accumulated other comprehensive income	$898	$339	$200
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	4.5%	5.5%	6.0%
Expected return on plan assets	8.0	8.0	8.0
Rate of compensation increase	4.0	4.0	4.0

The accumulated benefit obligation was $8.77 million and $7.91 million as of the actuarial valuation dates in 2011 and 2010, respectively.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Components of net periodic benefit cost
Service cost	$611	$531	$504
Interest cost	438	397	373
Expected return on plan assets	(581)	(495)	(413)
Amortization of prior service cost	(68)	(68)	(68)
Amortization of net obligation at transition	(4)	(5)	(5)
Recognized net actuarial loss	63	48	115
Net periodic benefit cost	459	408	506
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	788	142	(1,203)
Amortization of net obligation at transition	4	5	5
Amortization of prior service costs	68	68	68
Deferred taxes	(301)	(76)	396
Total recognized in accumulated other comprehensive income	559	139	(734)
Total recognized in net periodic benefit cost and other comprehensive income	$1,018	$547	$(228)

The estimated net loss, obligation at transition and prior service cost that will be (accreted to) amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $106,000, zero and $(68,000), respectively.

	January 1,
	2011	2010	2009
Weighted-average assumptions for net periodic benefit cost as of
Discount rate	5.5%	6.0%	6.0%
Expected return on plan assets	8.0	8.0	8.0
Rate of compensation increase	4.0	4.0	4.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2012	$552
2013	119
2014	657
2015	181
2016	642
2017 – 2021	3,095
$5,246

The Bank selects the expected long-term rate of return on assets in consultation with its investment advisors and actuary, and with concurrence from their auditors. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period. Higher significance is placed on current forecasts of future long-term economic conditions.

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

The Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2011	2010
Mutual funds-fixed income	40%	37%
Mutual funds-equity	60	63
Cash and equivalents	*	*
	100%	100%
* Less than one percent.

As of December 31, 2011 and 2010, the fair value of plan assets is as follows:

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Mutual funds-fixed income (1)	$3,306	—	—	$3,306
Mutual funds-equity (2)	4,983	—	—	4,982
Cash and equivalents (3)	6	—	—	6
Total pension assets	$8,295	—	—	$8,294

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Mutual funds-fixed income (1)	$2,665	—	—	$2,665
Mutual funds-equity (2)	4,591	—	—	4,591
Cash and equivalents (3)	5	—	—	5
Total pension assets	$7,261	—	—	$7,261
_________
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

NOTE 12: Related Party Transactions

Loans outstanding to directors and executive officers totaled $603,000 and $350,000 at December 31, 2011 and 2010, respectively. New advances to directors and officers totaled $371,000 and repayments totaled $118,000 in the year ended December 31, 2011. These loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s board of directors, do not involve more than normal risk or present other unfavorable features.

NOTE 13: Share-Based Plans

On April 15, 2008, the Corporation’s shareholders approved the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the Amended 2004 Plan), which, among other things, expanded the group of eligible award recipients to include certain key employees of the Corporation, as well as non-employee directors (including non-employee regional or advisory directors). The Amended 2004 Plan authorizes an aggregate of 500,000 shares of Corporation common stock to be issued as equity awards in the form of stock options, stock appreciation rights, restricted stock and/or restricted stock units to key employees and non-employee directors. Since the Amended 2004 Plan’s approval in 2008, equity awards have only been issued in the form of restricted stock, which are accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.

Prior to the approval of the Amended 2004 Plan, the Corporation awarded options to purchase common stock and/or grants of restricted shares of common stock to certain key employees of the Corporation under the plan that was approved by the Corporation’s shareholders on April 20, 2004. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. Restricted shares were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares were awarded. All options outstanding under this plan are exercisable as of December 31, 2011. All options expire ten years from the grant date.

Prior to the approval of the plan in 2004, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the 1994 Plan). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan was 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. All options outstanding under the 1994 Plan are exercisable as of December 31, 2011. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the Director Plan). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options were issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Director Plan are exercisable as of December 31, 2011. All options expire ten years from the grant date. In 2008, the Corporation ceased granting awards to non-employee directors under the Director Plan, which expired in 2008, and non-employee directors were added to the group of eligible award recipients under the Amended 2004 Plan.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (the Regional Director Plan). Options were issued to regional directors of the Bank at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Regional Director Plan are exercisable as of December 31, 2011. All options expire ten years from the grant date. Upon approval of the Amended 2004 Plan in 2008, the Corporation ceased granting awards to regional directors of the Bank under the Regional Director Plan, which expired in 2009, and regional directors of the Bank were added to the group of eligible award recipients under the Amended 2004 Plan.

Stock option transactions under the various plans for the periods indicated were as follows:

	2011			2010		2009
(Dollars in thousands, except for per share amounts)	Shares	Exercise Price*	Intrinsic Value	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	390,617	$34.95		417,717	$33.71	455,017	$32.71
Granted	—	—		—	—	—	—
Exercised	(34,800)	18.70		(23,100)	15.90	(17,100)	16.91
Cancelled	(30,750)	35.07		(4,000)	15.75	(20,200)	25.35
Outstanding and exercisable at end of year	325,067	$36.68	$190	390,617	$34.95	417,717	$33.71

*	Weighted average

The total intrinsic value of in-the-money options exercised in 2011 was $131,000. Cash received from option exercises during 2011 was $651,000. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Remaining Contractual Life (Years)*	Exercise Price*
$22.30 to $23.49	48,567	.9	$22.68
$35.20 to $39.60	206,800	3.7	38.25
$40.50 to $46.20	69,700	2.3	41.77
Total	325,067	3.0	$36.68

*	Weighted average

As permitted under the Amended 2004 Plan, the Corporation awards shares of restricted stock to certain key employees and non-employee directors. Restricted shares awarded to employees are generally subject to a five-year vesting period and restricted shares awarded to non-employee directors are subject to a three-year vesting period. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2011		2010
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	86,025	$25.89	58,725	$28.59
Granted	31,100	23.80	28,850	20.70
Vested	(22,650)	35.44	—	—
Cancelled	(7,350)	26.80	(1,550)	31.40
Nonvested at end of year	87,125	$22.59	86,025	$25.89

Compensation is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted for the years 2011, 2010 and 2009 was $23.80, $20.70 and $16.63, respectively. Compensation expense is charged to income ratably over the vesting periods, and was $363,000 in 2011 $367,000 in 2010 and $318,000 in 2009. As of December 31, 2011, there was $1.27 million of total unrecognized compensation cost related to restricted stock granted under the Amended 2004 Plan. The cost is expected to be recognized through 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). For both the Corporation and the Bank, Tier 1 capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, amounts resulting from changes in the funded status of the pension plan and goodwill net of any related deferred tax liability, and total capital consists of Tier 1 capital and a portion of the allowance for loan losses. For the Corporation only, Tier 1 and total capital also include trust preferred securities and exclude the unrealized loss on cash flow hedging instruments. Risk-weighted assets for the Corporation and the Bank were $690.07 million and $687.49 million, respectively, at December 31, 2011 and $683.09 million and $680.42 million, respectively, at December 31, 2010. Management believes that, as of December 31, 2011, the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Corporation	$113,427	16.4%	$55,205	8.0%	N/A	N/A
Bank	111,029	16.2	54,999	8.0	$68,749	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,492	15.1	27,603	4.0	N/A	N/A
Bank	102,126	14.9	27,500	4.0	41,249	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	104,492	11.5	36,362	4.0	N/A	N/A
Bank	102,126	11.3	36,252	4.0	45,315	5.0

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Corporation	$112,947	16.5%	$54,647	8.0%	N/A	N/A
Bank	110,685	16.3	54,434	8.0	$68,042	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,158	15.3	27,324	4.0	N/A	N/A
Bank	101,929	15.0	27,217	4.0	40,825	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	104,158	11.6	35,843	4.0	N/A	N/A
Bank	101,929	11.4	35,838	4.0	44,798	5.0

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to Treasury 20,000 shares of the Corporation’s Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation’s Common Stock, for a total price of $20.0 million. On July 27, 2011, the Corporation redeemed $10.00 million, or 50 percent, of the $20.00 million of Series A Preferred Stock.  The Corporation paid $10.10 million to redeem the preferred stock, consisting of $10.00 million in liquidation value and $100,000 of accrued and unpaid dividends associated with the preferred stock.  The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued. As a result of this redemption, preferred stock dividends will be reduced annually by $500,000. The Series A Preferred Stock and the Warrant has been treated as Tier 1 capital for regulatory capital adequacy determination purposes.

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. Based on the Corporation’s Tier 1 capital, the entire $20.00 million of trust preferred securities was eligible for inclusion in Tier 1 capital for both 2011 and 2010.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments was $83.50 million and $83.37 million at December 31, 2011 and 2010, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $9.27 million and $7.12 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $60.48 million and loans held for sale of $70.06 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $130.54 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans, and the investors are obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Allowance, beginning of period	$1,291	$2,538	$603
Provision for indemnification losses	807	3,745	2,490
Payments	(396)	(4,992)	(555)
Allowance, end of period	$1,702	$1,291	$2,538

As part of the Bank’s 2009 Community Reinvestment Act (CRA) evaluation by the FDIC, the Bank received a “Needs to Improve” rating because the FDIC concluded that C&F Mortgage violated the Equal Credit Opportunity Act (the ECOA), Federal Reserve Regulation B, and the Fair Housing Act in connection with certain of its lending practices. While the Bank’s board of directors and management strongly disagreed with the FDIC’s conclusion, C&F Mortgage has strengthened and continues to strengthen its policies, procedures and monitoring of its lending practices to address the issues raised by the FDIC. As required by statute, the FDIC referred its conclusions regarding the alleged violations to the Department of Justice (DOJ) in 2011. As a result of the referral, the DOJ conducted an investigation and alleged a violation of the ECOA and the Fair Housing Act in connection with certain of C&F Mortgage’s lending practices during 2007. In September 2011, C&F Mortgage entered into a settlement with the DOJ and agreed to (i) implement certain policies, procedures and monitoring of its lending practices and (ii) provide a $140,000 settlement fund for borrowers who may have been affected. The DOJ investigation and settlement resulted in no factual findings or adjudications with respect to any matter of the alleged violation.  The results of the DOJ investigation and the settlement did not have a material adverse effect on the Corporation’s results of operations or financial condition. Upon the conclusion of the FDIC’s CRA examination in January 2012, the FDIC upgraded C&F Bank’s CRA rating to “Satisfactory.”   As a result of the improvement in C&F Bank’s CRA rating in January 2012, limitations on certain business activities that had been imposed by statute while C&F Bank had a “Needs to Improve” CRA rating have been removed.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $1.49 million, $1.26 million and $1.23 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments due under these leases as of December 31, 2011 are as follows:

(Dollars in thousands)
2012	$1,378
2013	779
2014	457
2015	396
2016	181
Thereafter	--
$3,191

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	December 31, 2011
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$15,283	—	$15,283
Mortgage-backed securities	—	2,216	—	2,216
Obligations of states and political subdivisions	—	127,079	—	127,079
Preferred stock	—	68	—	68
Total securities available for sale	—	$144,646	—	$144,646
Liabilities:
Derivative payable	—	$515	—	$515
Total liabilities	—	$515	—	$515

	December 31, 2010
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$13,656	—	$13,656
Mortgage-backed securities	—	2,300	—	2,300
Obligations of states and political subdivisions	—	114,288	—	114,288
Preferred stock	—	31	—	31
Total securities available for sale	—	$130,275	—	$130,275
Liabilities:
Derivative payable	—	$148	—	$148
Total liabilities	—	$148	—	$148

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

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$14,114	—	$14,114
OREO, net	—	6,059	—	6,059
Total	—	$20,173	—	$20,173

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$13,784	—	$13,784
OREO, net	—	10,674	—	10,674
Total	—	$24,458	—	$24,458

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$11,507	$11,507	$9,680	$9,680
Securities	144,646	144,646	130,275	130,275
Loans, net	616,984	624,219	606,744	607,264
Loans held for sale, net	70,062	72,859	67,153	67,314
Accrued interest receivable	5,242	5,242	5,073	5,073
Financial liabilities:
Demand deposits	338,473	338,473	315,448	315,448
Time deposits	307,943	312,095	309,686	315,009
Borrowings	161,151	157,863	164,140	160,398
Derivative payable	515	515	148	148
Accrued interest payable	1,111	1,111	1,160	1,160

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of December 31, 2011 and 2010.

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

Certain loans are accounted for under ASC Topic 310—Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data, which in some cases may be adjusted to reflect current trends, including sales prices, expenses, absorption periods and other current relevant factors (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements, if not considered significant, using observable market data (Level 2). At December 31, 2011 and December 31, 2010, the Corporation’s impaired loans were valued at $14.11 million and $13.78 million, respectively.

Loans held for sale, net. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2011.

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

	Year Ended December 31, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,715	$1,673	$43,776	$—	$(4,374)	$73,790
Gains on sales of loans	—	16,094	—	—	—	16,094
Other noninterest income	5,957	2,931	855	1,209	—	10,952
Total operating income (loss)	38,672	20,698	44,631	1,209	(4,374)	100,836
Expenses:
Provision for loan losses	6,000	360	7,800	—	—	14,160
Interest expense	9,154	256	5,833	1,014	(4,376)	11,881
Salaries and employee benefits	14,722	12,044	6,712	839	—	34,317
Other noninterest expenses	12,026	5,747	3,560	434	—	21,767
Total operating expenses	41,902	18,407	23,905	2,287	(4,376)	82,125
(Loss) income before income taxes	(3,230)	2,291	20,726	(1,078)	2	18,711
Income tax (benefit) expense	(2,798)	960	8,116	(544)	1	5,735
Net income (loss)	$(432)	$1,331	$12,610	$(534)	$1	$12,976
Total assets	$772,552	$82,312	$249,671	$3,262	$(179,673)	$928,124
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$957	$98	$786	$3	$—	$1,844

	Year Ended December 31, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$33,922	$2,210	$37,382	$184	$(3,850)	$69,848
Gains on sales of loans	—	18,567	—	—	(3)	18,564
Other noninterest income	6,093	3,265	689	1,089	—	11,136
Total operating income (loss)	40,015	24,042	38,071	1,273	(3,853)	99,548
Expenses:
Provision for loan losses	6,500	34	8,425	—	—	14,959
Interest expense	10,452	365	5,278	1,031	(3,891)	13,235
Salaries and employee benefits	14,661	13,448	6,062	717	1	34,889
Other noninterest expenses	13,112	8,892	2,893	509	—	25,406
Total operating expenses	44,725	22,739	22,658	2,257	(3,890)	88,489
Income (loss) before income taxes	(4,710)	1,303	15,413	(984)	37	11,059
Income tax expense (benefit)	(3,216)	521	6,011	(380)	13	2,949
Net income (loss)	$(1,494)	$782	$9,402	$(604)	$24	$8,110
Total assets	$756,250	$78,550	$224,233	$2,840	$(157,736)	$904,137
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$1,333	$411	$131	$—	$—	$1,875

	Year Ended December 31, 2009
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$34,021	$2,471	$31,590	$259	$(3,370)	$64,971
Gains on sales of loans	—	24,976	—	—	—	24,976
Other noninterest income	5,804	4,211	603	1,095	—	11,713
Total operating income (loss)	39,825	31,658	32,193	1,354	(3,370)	101,660
Expenses:
Provision for loan losses	6,400	563	11,600	—	—	18,563
Interest expense	12,588	267	4,881	1,124	(3,401)	15,459
Salaries and employee benefits	13,881	15,381	5,183	673	—	35,118
Other noninterest expenses	12,472	9,374	2,713	490	—	25,049
Total operating expenses	45,341	25,585	24,377	2,287	(3,401)	94,189
Income (loss) before income taxes	(5,516)	6,073	7,816	(933)	31	7,471
Income tax expense (benefit)	(3,352)	2,643	3,022	(379)	11	1,945
Net income (loss)	$(2,164)	$3,430	$4,794	$(554)	$20	$5,526
Total assets	$739,390	$40,523	$193,817	$2,579	$(87,879)	$888,430
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$155	$252	$66	$1	$—	$474

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

NOTE 18: Derivative Financial Instruments

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

The cash flow hedges total notional amount is $10.0 million. At December 31, 2011, the cash flow hedges had a fair value of ($515,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2011 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 19: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,
(Dollars in thousands)	2011	2010
Balance Sheets
Assets
Cash	$586	$328
Securities available for sale	68	31
Other assets	2,672	2,642
Investments in subsidiary	114,011	110,636
Total assets	$117,337	$113,637
Liabilities and shareholders’ equity
Trust preferred capital notes	$20,620	$20,620
Other liabilities	627	240
Shareholders’ equity	96,090	92,777
Total liabilities and shareholders’ equity	$117,337	$113,637

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Statements of Income
Interest income on securities	$—	$22	$92
Interest expense on borrowings	(986)	(999)	(1,070)
Dividends received from bank subsidiary	14,136	2,551	4,220
Equity in undistributed net income (loss) of subsidiary	(137)	6,573	2,293
Other income	647	684	675
Other expenses	(684)	(721)	(684)
Net income	$12,976	$8,110	$5,526

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Statements of Cash Flows
Operating activities:
Net income	$12,976	$8,110	$5,526
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in distributed (undistributed) earnings of subsidiary	137	(6,573)	(2,293)
Share-based compensation	363	367	318
Net (gain) loss on securities	—	(12)	22
Increase in other assets	112	322	349
Increase (decrease) in other liabilities	(104)	21	(2)
Net cash provided by operating activities	13,484	2,235	3,920
Investing activities:
Proceeds from maturities and calls of securities	—	1,262	265
Investment in bank subsidiary	—	—	(19,927)
Net cash provided by (used in) investing activities	—	1,262	(19,662)
Financing activities:
Net proceeds from issuance of preferred stock	—	—	19,914
Net proceeds from issuance of common stock	41	—	—
Redemption of preferred stock	(10,000)
Cash dividends	(4,018)	(4,088)	(4,080)
Proceeds from exercise of stock options	651	409	326
Net cash (used in) provided by financing activities	(13,226)	(3,679)	16,160
Net increase (decrease) in cash and cash equivalents	258	(182)	418
Cash at beginning of year	328	510	92
Cash at end of year	$586	$328	$510

NOTE 20: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other Expenses.”

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Data processing fees	$2,129	$1,869	$2,122
Loan and OREO expenses	2,038	3,631	3,267
Professional fees	1,946	1,898	1,825
Telecommunication expenses	1,104	1,086	1,057
Provision for indemnification losses	807	3,745	2,490
FDIC expenses	749	952	1,341
Tax service and investor fees	646	743	1,018
All other noninterest expenses	5,857	5,714	6,215
Total Other Noninterest Expenses	$15,276	$19,638	$19,335

NOTE 21: Quarterly Condensed Statements of Income—Unaudited

	2011 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$17,632	$18,369	$18,918	$18,871
Net interest income after provision for loan losses	11,748	12,011	11,912	12,078
Other income	6,457	6,358	7,140	7,091
Other expenses	13,949	13,969	13,923	14,243
Income before income taxes	4,256	4,400	5,129	4,926
Net income	2,969	3,083	3,513	3,411
Net income available to common shareholders	2,680	2,793	3,055	3,265
Earnings per common share—assuming dilution	0.85	0.88	0.96	1.02
Dividends per common share	0.25	0.25	0.25	0.26

	2010 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$16,592	$17,362	$17,736	$18,158
Net interest income after provision for loan losses	10,016	10,744	10,683	10,210
Other income	5,882	7,194	7,824	8,800
Other expenses	13,592	16,206	14,804	15,692
Income before income taxes	2,306	1,732	3,703	3,318
Net income	1,730	1,417	2,586	2,378
Net income available to common shareholders	1,443	1,130	2,298	2,090
Earnings per common share—assuming dilution	0.47	0.36	0.74	0.67
Dividends per common share	0.25	0.25	0.25	0.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
C&F Financial Corporation
West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2012 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary’s internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 5, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
C&F Financial Corporation
West Point, Virginia

We have audited C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  C&F Financial Corporation and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

A corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A corporation's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, C&F Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of C&F Financial Corporation and Subsidiary and our report dated March 5, 2012 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 5, 2012

ITEM 9B.	OTHER INFORMATION

On March 1, 2012, the Corporation entered into an amendment to the Amended and Restated Change in Control Agreement dated as of December 30, 2008 with each of Thomas F. Cherry and Bryan McKernon. As disclosed in the Corporation’s Proxy Statement for the Annual Meeting of Shareholders held on April 19, 2011, these agreements provide for certain payments and benefits in the event of a termination of the executive’s employment by the Corporation without “cause,” or by the executive for “good reason,” during a specified period following the occurrence of a “change in control” (as defined in the agreements) of the Corporation. The sole purpose of the amendments was to change the specified period covered by the agreements from one year and 61 days following a change in control to two years and 61 days following a change in control. These amendments are filed with this Annual Report on Form 10-K, as exhibits 10.3.1 and 10.14.1, respectively.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained on pages 4 through 7 of the 2012 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 42 of the 2012 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The Corporation has adopted a Code of Business Conduct and Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on our Internet website at http://www.cffc.com under “About C&F/C&F Financial Corporation/Corporate Governance.” We will provide a copy of the Code to any person without charge upon written request to C&F Financial Corporation, c/o Secretary, P.O. Box 391, West Point, Virginia 23181. We intend to provide any required disclosure of any amendment to or waiver of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.cffc.com under “About C&F/C&F Financial Corporation/Corporate Governance” promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.

The board of directors of the Corporation has a standing Audit Committee, which is comprised of three directors who satisfy all of the following criteria: (i) meet the independence requirements of the NASDAQ Stock Market’s (NASDAQ) listing standards, (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Corporation or any of its subsidiaries, (iii) are not an affiliated person of the Corporation or any of its subsidiaries, (iv) have not participated in the preparation of the financial statements of the Corporation or any of its current subsidiaries at any time during the past three years, and (v) are competent to read and understand financial statements. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience that results in the individual’s financial sophistication. The members of the Audit Committee are Messrs. J. P. Causey Jr., Barry R. Chernack and C. Elis Olsson. The board of directors has determined that the chairman of the Audit Committee, Mr. Barry R. Chernack, qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the SOX Act. Mr. Chernack is independent of management based on the independence requirements set forth in the NASDAQ’s listing standards’ definition of “independent director.”

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

The information contained on pages 13 through 32 of the 2012 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the information on pages 33 through 38 of the 2012 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained on pages 11 and 12 of the 2012 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on page 3 of the 2012 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained on page 42 of the 2012 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on pages 12 and 13 of the 2012 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained on pages 7 and 8 of the 2012 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on page 41 of the 2012 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

*10.3.1	Amendment to Amended and Restated Change in Control Agreement dated March 1, 2012 between C&F Financial Corporation and Thomas F. Cherry

*10.4	Restated VBA Executives’ Non-Qualified Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 7, 2008)

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

*10.6	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 7, 2008)

*10.7	Amended and Restated C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 7, 2008)

*10.8	Amended and Restated C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 7, 2008)

*10.9	C&F Financial Corporation Management Incentive Plan dated February 25, 2005, as amended January 18, 2011 (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 3, 2011)

*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

*10.10.1	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed August 8, 2008)

*10.10.2	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.2 to Form 8-K filed December 8, 2009)

*10.10.3	Form of C&F Financial Corporation TARP-Compliant Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.3 to Form 8-K filed December 8, 2009)

*10.11	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.11.1	Form of Notice of Amendment to C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11.1 to Form 10-Q filed on November 8, 2011)

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

*10.14.1	Amendment to Amended and Restated Change in Control Agreement dated March 1, 2012 between C&F Financial Corporation and Bryan McKernon

*10.15	Schedule of C&F Financial Corporation Non-Employee Directors’ Annual Compensation

*10.16	Base Salaries for Named Executive Officers of C&F Financial Corporation

*10.17	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Form 8-K filed December 18, 2006)

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

________
*	Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date: March 5, 2012	By:	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LARRY G. DILLON	Date: March 5, 2012
Larry G. Dillon, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/S/ THOMAS F. CHERRY	Date: March 5, 2012
Thomas F. Cherry, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ J. P. CAUSEY JR.	Date: March 5, 2012
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date: March 5, 2012
Barry R. Chernack, Director

/S/ AUDREY D. HOLMES	Date: March 5, 2012
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date: March 5, 2012
James H. Hudson III, Director

/S/ JOSHUA H. LAWSON	Date: March 5, 2012
Joshua H. Lawson, Director

/S/ C. ELIS OLSSON	Date: March 5, 2012
C. Elis Olsson, Director

/S/ PAUL C. ROBINSON	Date: March 5, 2012
Paul C. Robinson, Director