Form 10-Q
period 2012-03-31
C & F FINANCIAL CORP
filed 2012-05-08
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 4, 2012, the latest practicable date for determination, 3,205,431 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and due from banks	$6,310	$5,787
Interest-bearing deposits in other banks	20,116	5,720
Total cash and cash equivalents	26,426	11,507
Securities-available for sale at fair value, amortized cost of $136,605 and $137,575, respectively	143,868	144,646
Loans held for sale, net	63,756	70,062
Loans, net of allowance for loan losses of $34,757 and $33,677, respectively	626,069	616,984
Federal Home Loan Bank stock, at cost	3,767	3,767
Corporate premises and equipment, net	28,184	28,462
Other real estate owned, net of valuation allowance of $3,986 and $3,927, respectively	5,209	6,059
Accrued interest receivable	5,224	5,242
Goodwill	10,724	10,724
Other assets	32,244	30,671
Total assets	$945,471	$928,124

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$105,542	$95,556
Savings and interest-bearing demand deposits	244,846	242,917
Time deposits	310,166	307,943
Total deposits	660,554	646,416
Short-term borrowings	4,797	7,544
Long-term borrowings	132,988	132,987
Trust preferred capital notes	20,620	20,620
Accrued interest payable	1,107	1,111
Other liabilities	25,936	23,356
Total liabilities	846,002	832,034

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 10,000 shares issued and outstanding)	10	10
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,199,314 and 3,178,510 shares issued and outstanding, respectively)	3,105	3,091
Additional paid-in capital	13,866	13,438
Retained earnings	78,969	76,167
Accumulated other comprehensive income, net	3,519	3,384
Total shareholders’ equity	99,469	96,090
Total liabilities and shareholders’ equity	$945,471	$928,124

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income
Interest and fees on loans	$17,476	$16,346
Interest on money market investments	8	15
Interest and dividends on securities
U.S. government agencies and corporations	57	51
Tax-exempt obligations of states and political subdivisions	1,187	1,194
Corporate bonds and other	28	26
Total interest income	18,756	17,632

Interest expense
Savings and interest-bearing deposits	253	332
Certificates of deposit, $100 thousand or more	640	673
Other time deposits	724	850
Borrowings	973	966
Trust preferred capital notes	249	243
Total interest expense	2,839	3,064

Net interest income	15,917	14,568
Provision for loan losses	2,725	2,820

Net interest income after provision for loan losses	13,192	11,748

Noninterest income
Gains on sales of loans	4,103	3,800
Service charges on deposit accounts	801	848
Other service charges and fees	1,368	1,092
Net gains on calls and sales of available for sale securities	—	—
Other income	1,111	717
Total noninterest income	7,383	6,457

Noninterest expenses
Salaries and employee benefits	9,742	8,492
Occupancy expenses	1,721	1,526
Other expenses	3,594	3,931
Total noninterest expenses	15,057	13,949

Income before income taxes	5,518	4,256
Income tax expense	1,738	1,287

Net income	3,780	2,969
Effective dividends on preferred stock	146	289
Net income available to common shareholders	$3,634	$2,680

Per common share data
Net income – basic	$1.14	$0.86
Net income – assuming dilution	$1.11	$0.85
Cash dividends declared	$0.26	$0.25
Weighted average number of shares – basic	3,190,518	3,123,868
Weighted average number of shares – assuming dilution	3,264,975	3,167,160

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$3,780	$2,969
Other comprehensive income, net
Changes in defined benefit plan assets and benefit obligations, net	7	4
Unrealized gain on cash flow hedging instruments, net	3	54
Unrealized holding gains on securities, net of reclassification adjustment	125	555
Comprehensive income, net	$3,915	$3,582

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2011	$10	$3,091	$13,438	$76,167	$3,384	$96,090
Comprehensive income:
Net income	—	—	—	3,780	—	3,780
Other comprehensive income, net	—	—	—	—	135	135
Comprehensive income	—	—	—	—	—	3,915
Stock options exercised	—	12	247	—	—	259
Share-based compensation	—	—	120	—	—	120
Accretion of preferred stock discount	—	—	21	(21)	—	—
Common stock issued	—	2	40	—	—	42
Cash dividends paid – common stock ($0.26 per share)	—	—	—	(832)	—	(832)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(125)	—	(125)
Balance March 31, 2012	$10	$3,105	$13,866	$78,969	$3,519	$99,469

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2010	$20	$3,032	$22,112	$67,542	$71	$92,777
Comprehensive income:
Net income	—	—	—	2,969	—	2,969
Other comprehensive income, net	—	—	—	—	613	613
Comprehensive income	—	—	—	—	—	3,582
Share-based compensation	—	—	107	—	—	107
Accretion of preferred stock discount	—	—	39	(39)	—	—
Cash dividends paid – common stock ($0.25 per share)	—	—	—	(781)	—	(781)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(250)	—	(250)
Balance March 31, 2011	$20	$3,032	$22,258	$69,441	$684	$95,435

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$3,780	$2,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	560	515
Provision for loan losses	2,725	2,820
Provision for indemnifications	125	231
Provision for other real estate owned losses	200	161
Share-based compensation	120	107
Accretion of discounts and amortization of premiums on securities, net	191	199
Net realized gain on securities	—	—
Realized loss on sales of other real estate owned	13	9
Sales of loans held for sale	179,602	163,066
Origination of loans held for sale	(173,296)	(124,077)
Change in other assets and liabilities:
Accrued interest receivable	18	(17)
Other assets	(1,645)	(1,111)
Accrued interest payable	(4)	9
Other liabilities	2,470	94
Net cash provided by operating activities	14,859	44,975

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	7,802	6,825
Purchases of securities available for sale	(7,023)	(11,725)
Net increase in customer loans	(11,912)	(6,953)
Other real estate owned improvements	(205)	—
Proceeds from sales of other real estate owned	944	3,516
Purchases of corporate premises and equipment, net	(282)	(536)
Net cash used in investing activities	(10,676)	(8,873)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	11,915	6,702
Net increase (decrease) in time deposits	2,223	(1,828)
Net decrease in borrowings	(2,746)	(5,296)
Proceeds from exercise of stock options	259	—
Issuance of common stock	42	—
Cash dividends	(957)	(1,031)
Net cash provided by (used in) financing activities	10,736	(1,453)

Net increase in cash and cash equivalents	14,919	34,649
Cash and cash equivalents at beginning of period	11,507	9,680
Cash and cash equivalents at end of period	$26,426	$44,329

Supplemental disclosure
Interest paid	$2,843	$3,055
Income taxes paid	228	384
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	192	854
Loans transferred to other real estate owned	102	2,976
Pension adjustment	9	5
Unrealized gain on cash flow hedging instrument	5	89

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2011.

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

Share-Based Compensation: Compensation expense for the first quarter of 2012 included $120,000 ($74,000 after tax) for restricted stock granted since 2007. As of March 31, 2012, there was $1.37 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity during the first quarter of 2012 and stock options outstanding as of March 31, 2012 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2012	325,067	$36.68	3.0
Exercised	11,500	22.53
Options outstanding and exercisable at March 31, 2012	313,567	$37.20	2.8	$261

*	Weighted average

A summary of activity for restricted stock awards during the first quarter of 2012 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2012	87,125	$22.59
Granted	7,750	$28.45
Vested	(900)	$22.75
Unvested, March 31, 2012	93,975	$23.07

Recent Significant Accounting Pronouncements:

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-03, Transfers and Servicing – Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption was not permitted. The adoption of the new guidance did not have a material effect on the Corporation’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application was not permitted.  The Corporation has included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income – Presentation of Comprehensive Income.  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendments do not require transition disclosures. The Corporation has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Corporation has included the required disclosures in its consolidated financial statements.

NOTE 2: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	March 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$13,906	$28	$(8)	$13,926
Mortgage-backed securities	2,895	82	—	2,977
Obligations of states and political subdivisions	119,777	7,197	(75)	126,899
Preferred stock	27	39	—	66
	$136,605	$7,346	$(83)	$143,868

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$15,248	$39	$(4)	$15,283
Mortgage-backed securities	2,135	81	—	2,216
Obligations of states and political subdivisions	120,165	6,998	(84)	127,079
Preferred stock	27	41	—	68
	$137,575	$7,159	$(88)	$144,646

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at March 31, 2012, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2012
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,727	$28,883
Due after one year through five years	34,406	35,738
Due after five years through ten years	47,462	50,949
Due after ten years	25,983	28,232
Preferred stock	27	66
	$136,605	$143,868

Proceeds from the maturities, calls and sales of securities available for sale for the three months ended March 31, 2012 were $7.80 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $99.92 million and an aggregate fair value of $105.81 million were pledged at March 31, 2012. Securities with an aggregate amortized cost of $106.97 million and an aggregate fair value of $112.66 million were pledged at December 31, 2011.

Securities in an unrealized loss position at March 31, 2012, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$3,415	$8	$—	$—	$3,415	$8
Obligations of states and political subdivisions	2,233	29	969	46	3,202	75
Total temporarily impaired securities	$5,648	$37	$969	$46	$6,617	$83

There are 24 debt securities with fair values totaling $6.62 million considered temporarily impaired at March 31, 2012. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates.  The vast majority of the Corporation’s municipal bond portfolio consists of securities where the issuing municipalities have unlimited taxing authority to support their debt servicing obligations. At March 31, 2012, approximately 96% of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service. Of those in a net unrealized loss position, approximately 92% were rated “A” or better at March 31, 2012. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.77 million at March 31, 2012 and December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Real estate – residential mortgage	$146,867	$147,135
Real estate – construction	4,461	5,737
Commercial, financial and agricultural 1	218,472	212,235
Equity lines	33,335	33,192
Consumer	5,422	6,057
Consumer finance	252,269	246,305
	660,826	650,661
Less allowance for loan losses	(34,757)	(33,677)
Loans, net	$626,069	$616,984

1	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $181,000 and $299,000 of demand deposit overdrafts at March 31, 2012 and December 31, 2011, respectively.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Real estate – residential mortgage	$2,934	$2,440
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,515	5,093
Land acquisition and development lending	2,821	—
Builder line lending	2,024	2,303
Commercial business lending	746	673
Equity lines	10	123
Consumer	—	—
Consumer finance	375	381
Total loans on nonaccrual status	$14,425	$11,013

The past due status of loans as of March 31, 2012 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,124	$373	$2,181	$3,678	$143,189	$146,867	$—
Real estate – construction:
Construction lending	—	—	—	—	3,084	3,084	—
Consumer lot lending	—	—	—	—	1,377	1,377	—
Commercial, financial and agricultural:
Commercial real estate lending	711	491	—	1,202	125,957	127,159	—
Land acquisition and development lending	2,821	—	—	2,821	31,226	34,047	—
Builder line lending	160	—	—	160	18,518	18,678	—
Commercial business lending	214	24	166	404	38,184	38,588	—
Equity lines	328	—	—	328	33,007	33,335	—
Consumer	78	—	—	78	5,344	5,422	2
Consumer finance	2,950	728	375	4,053	248,216	252,269	—
Total	$8,386	$1,616	$2,722	$12,724	$648,102	$660,826	$2

The past due status of loans as of December 31, 2011 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,270	$1,445	$533	$3,248	$143,887	$147,135	$65
Real estate – construction:
Construction lending	—	—	—	—	5,084	5,084	—
Consumer lot lending	—	—	—	—	653	653	—
Commercial, financial and agricultural:
Commercial real estate lending	986	1,311	—	2,297	114,475	116,772	—
Land acquisition and development lending	—	—	—	—	32,645	32,645	—
Builder line lending	—	—	—	—	17,637	17,637	—
Commercial business lending	480	—	—	480	44,701	45,181	—
Equity lines	69	90	33	192	33,000	33,192	—
Consumer	13	—	—	13	6,044	6,057	3
Consumer finance	5,327	1,041	381	6,749	239,556	246,305	—
Total	$8,145	$3,887	$947	$12,979	$637,682	$650,661	$68

For purposes of the past due tables above, “Current” includes loans that are 1-29 days past due.

Impaired loans, which included troubled debt restructurings (TDRs) of $16.71 million, and the related allowance at March 31, 2012 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,351	$3,572	$636	$3,431	$32
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,792	5,916	1,588	5,815	39
Land acquisition and development lending	8,310	8,634	1,782	6,450	88
Builder line lending	2,007	2,007	384	2,101	—
Commercial business lending	641	644	129	646	3
Equity lines	—	—	—	—	—
Consumer	432	432	65	432	4
Total	$20,533	$21,205	$4,584	$18,875	$166

The Corporation has no obligation to fund additional advances on its impaired loans.

Impaired loans, which include TDRs of $17.09 million, and the related allowance at December 31, 2011 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition and development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

Loan modifications that were classified as TDRs during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Real estate – residential mortgage – interest rate concession	$—	$122
Commercial, financial and agricultural:
Commercial business lending – interest rate concession	—	86
Consumer – interest reduction	108	—
Total	$108	$208

TDR payment defaults during three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Real estate – residential mortgage	$—	$84
Consumer	—	4
Total	$—	$88

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2012.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2011	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Provision charged to operations	386	(13)	335	126	(9)	1,900	2,725
Loans charged off	(122)	—	—	(121)	(90)	(2,200)	(2,533)
Recoveries of loans previously charged off	10	—	35	—	49	794	888
Balance at March 31, 2012	$2,653	$467	$10,410	$917	$269	$20,041	$34,757

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2011

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance December 31, 2010	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Provision charged to operations	377	139	486	24	44	1,750	2,820
Loans charged off	(145)	—	(1,581)	(9)	(70)	(1,689)	(3,494)
Recoveries of loans previously charged off	11	—	17	—	22	549	599
Balance March 31, 2011	$1,685	$720	$7,610	$395	$303	$18,052	$28,765

The following table presents, as of March 31, 2012, the total allowance for loan losses the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at March 31, 2012	$2,653	$467	$10,410	$917	$269	$20,041	$34,757

Ending balance: individually evaluated for impairment	$636	$—	$3,883	$—	$65	$—	$4,584

Ending balance: collectively evaluated for impairment	$2,017	$467	$6,527	$917	$204	$20,041	$30,173

Loans:
Balance March 31, 2012	$146,867	$4,461	$218,472	$33,335	$5,422	$252,269	$660,826

Ending balance: individually evaluated for impairment	$3,351	$—	$16,750	$—	$432	$—	$20,533

Ending balance: collectively evaluated for impairment	$143,516	$4,461	$201,722	$33,335	$4,990	$252,269	$640,293

The following table presents, as of December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2011	$2,379	$480	$10,040	$912	$319	$19,547	$33,677

Ending balance: individually evaluated for impairment	$657	$—	$3,274	$—	$49	$—	$3,980

Ending balance: collectively evaluated for impairment	$1,722	$480	$6,766	$912	$270	$19,547	$29,697

Loans:
Balance at December 31, 2011	$147,135	$5,737	$212,235	$33,192	$6,057	$246,305	$650,661

Ending balance: individually evaluated for impairment	$3,482	$—	$14,288	$—	$324	$—	$18,094

Ending balance: collectively evaluated for impairment	$143,653	$5,737	$197,947	$33,192	$5,733	$246,305	$632,567

Loans by credit quality indicators as of March 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$139,794	$1,419	$2,721	$2,933	$146,867
Real estate – construction:
Construction lending	213	—	2,871	—	3,084
Consumer lot lending	1,377	—	—	—	1,377
Commercial, financial and agricultural:
Commercial real estate lending	107,385	5,359	8,900	5,515	127,159
Land acquisition and development lending	15,035	9,923	6,268	2,821	34,047
Builder line lending	13,756	1,446	1,452	2,024	18,678
Commercial business lending	35,073	1,870	899	746	38,588
Equity lines	32,194	295	836	10	33,335
Consumer	4,543	—	879	—	5,422
	$349,370	$20,312	$24,826	$14,049	$408,557

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$251,894	$375	$252,269

1	At March 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate – construction:
Construction lending	2,214	—	2,870	—	5,084
Consumer lot lending	653	—	—	—	653
Commercial, financial and agricultural:
Commercial real estate lending	96,773	5,413	9,493	5,093	116,772
Land acquisition and development lending	13,605	9,939	9,101	—	32,645
Builder line lending	12,480	1,434	1,420	2,303	17,637
Commercial business lending	41,590	2,001	917	673	45,181
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$245,924	$381	$246,305

1	At December 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 5: Other Comprehensive Income and Earnings Per Common Share

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets of $1.86 million and $365,000 as of March 31, 2012 and 2011, respectively.

(Dollars in thousands)	March 31,
	2012	2011
Net unrealized gains on securities	$4,721	$1,055
Net unrecognized loss on cash flow hedges	(311)	(36)
Net unrecognized losses on defined benefit pension plan	(891)	(335)
Total cumulative other comprehensive income	$3,519	$684

The following tables present the changes in accumulated other comprehensive income, by category, net of tax.

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance December 31, 2011	$(314)	$4,596	$(898)	$3,384
Net change for the first quarter of 2012	3	125	7	135
Balance at March 31, 2012	$(311)	$4,721	$(891)	$3,519

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance December 31, 2010	$(90)	$500	$(339)	$71
Net change for the first quarter of 2011	54	555	4	613
Balance at March 31, 2011	$(36)	$1,055	$(335)	$684

The following tables present the change in each component of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31, 2012 and 2011.

(Dollars in thousands)	Three Months Ended March 31, 2012
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$26	$8	$18
Amortization of prior service costs	(17)	(6)	(11)
Defined benefit pension plan assets and benefit obligations, net	9	2	7
Unrealized gain on cash flow hedging instruments	5	2	3
Unrealized holding gains on securities	193	68	125
Total increase in other comprehensive income	$207	$72	$135

(Dollars in thousands)	Three Months Ended March 31, 2011
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$16	$5	$11
Amortization of prior service costs	(9)	(3)	(6)
Amortization of net obligation at transition	(1)	--	(1)
Defined benefit pension plan assets and benefit obligations, net	6	2	4
Unrealized gain on cash flow hedging instruments	83	29	54
Unrealized holding gains on securities	854	299	555
Total increase in other comprehensive income	$943	$330	$613

The Corporation had no net gains from securities reclassified from other comprehensive income to earnings for the three months ended March 31, 2012 and 2011.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Net income	$3,780	$2,969
Accumulated dividends on Series A Preferred Stock	(125)	(250)
Accretion of Series A Preferred Stock discount	(21)	(39)
Net income available to common shareholders	$3,634	$2,680
Weighted average number of common shares used in earnings per common share—basic	3,190,518	3,123,868
Effect of dilutive securities:
Stock option awards and Warrant	74,457	43,292
Weighted average number of common shares used in earnings per common share—assuming dilution	3,264,975	3,167,160

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant (defined below) are determined using the treasury stock method. Approximately 277,000 and 303,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive.

In January 2009 the Corporation issued to the United States Department of the Treasury (Treasury) under the Capital Purchase Program (CPP) $20.00 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) and a warrant to purchase 167,504 shares of the Corporation’s common stock (the Warrant). On July 27, 2011 the Corporation redeemed $10.00 million of the Preferred Stock, and on April 12, 2012 the Corporation redeemed the remaining $10.00 million of the Preferred Stock.  More information on the April 2012 redemption is presented in Note 12 to the Corporation’s unaudited financial statements.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Service cost	$159	$153
Interest cost	99	109
Expected return on plan assets	(158)	(145)
Amortization of net obligation at transition	--	(1)
Amortization of prior service cost	(17)	(17)
Amortization of net loss	26	16
Net periodic benefit cost	$109	$115

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

●
Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

●
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

●	Level 3—Valuation is determined using model-based techniques with significant assumptions not observable in the market.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of March 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the balances of financial assets measured at fair value on a recurring basis.

	March 31, 2012
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$13,926	$—	$13,926
Mortgage-backed securities	—	2,977	—	2,977
Obligations of states and political subdivisions	—	126,899	—	126,899
Preferred stock	—	66	—	66
Total securities available for sale	$—	$143,868	$—	$143,868

Liabilities:
Derivative payable	$—	$509	$—	$509

	December 31, 2011
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$15,283	$—	$15,283
Mortgage-backed securities	—	2,216	—	2,216
Obligations of states and political subdivisions	—	127,079	—	127,079
Preferred stock	—	68	—	68
Total securities available for sale	$—	$144,646	$—	$144,646

Liabilities:
Derivative payable	$—	$515	$—	$515

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

	March 31, 2012
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	$—	$15,949	$—	$15,949
OREO, net	—	5,209	—	5,209

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	$—	$14,114	$—	$14,114
OREO, net	—	6,059	—	6,059

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Corporation’s financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of March 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial assets:
Cash and short-term investments	$26,426	$26,426	$--	$—	$26,426
Securities	143,868	—	143,868	—	143,868
Loans, net	626,069	—	632,778	—	632,778
Loans held for sale, net	63,756	—	65,314	—	65,314
Accrued interest receivable	5,224	—	5,224	—	5,224

Financial liabilities:
Demand deposits	$350,388	$—	$350,388	$—	$350,388
Time deposits	310,166	—	314,134	—	314,134
Borrowings	158,405	—	154,601	—	154,601
Derivative payable	509	—	509	—	509
Accrued interest payable	1,107	—	1,107	—	1,107

The carrying values and estimated fair values of the Corporation’s financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of December 31, 2011 are as follows:

	2011
	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value
Financial assets:
Cash and short-term investments	$11,507	$11,507
Securities	144,646	144,646
Loans, net	616,984	624,219
Loans held for sale, net	70,062	72,859
Accrued interest receivable	5,242	5,242
Financial liabilities:
Demand deposits	338,473	338,473
Time deposits	307,943	312,095
Borrowings	161,151	157,863
Derivative payable	515	515
Accrued interest payable	1,111	1,111

T
The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of March 31, 2012 and December 31, 2011.

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

Certain loans are accounted for under ASC Topic 310 - Receivables, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. A significant portion of the collateral securing the Corporation’s impaired loans is real estate. The fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data, which in some cases may be adjusted to reflect current trends, including sales prices, expenses, absorption periods and other current relevant factors (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements, if not considered significant, using observable market data (Level 2). At March 31, 2012 and December 31, 2011, the Corporation’s impaired loans were valued at $15.95 million and $14.11 million, respectively.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2012.

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

	Three Months Ended March 31, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,066	$574	$11,340	$—	$(1,224)	$18,756
Gains on sales of loans	—	4,103	—	—	—	4,103
Other noninterest income	1,566	1,115	260	337	2	3,280
Total operating income	9,632	5,792	11,600	337	(1,222)	26,139

Expenses:
Interest expense	2,158	106	1,550	249	(1,224)	2,839
Provision for loan losses	750	75	1,900	—	—	2,725
Salaries and employee benefits	4,006	3,582	1,876	278	—	9,742
Other noninterest expenses	2,909	1,332	923	151	—	5,315
Total operating expenses	9,823	5,095	6,249	678	(1,224)	20,621

Income (loss) before income taxes	(191)	697	5,351	(341)	2	5,518
Provision for (benefit from) income taxes	(498)	279	2,087	(130)	—	1,738
Net income (loss)	$307	$418	$3,264	$(211)	$2	$3,780
Total assets	$786,829	$75,864	$254,913	$3,077	$(175,212)	$945,471
Capital expenditures	$173	$51	$58	$—	$—	$282

(Dollars in thousands)	Three Months Ended March 31, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,030	$401	$10,209	$—	$(1,008)	$17,632
Gains on sales of loans	—	3,800	—	—	—	3,800
Other noninterest income	1,474	739	182	262	—	2,657
Total operating income	9,504	4,940	10,391	262	(1,008)	24,089

Expenses:
Interest expense	2,387	62	1,373	252	(1,010)	3,064
Provision for loan losses	1,050	20	1,750	—	—	2,820
Salaries and employee benefits	3,900	2,745	1,655	192	—	8,492
Other noninterest expenses	2,996	1,551	761	149	—	5,457
Total operating expenses	10,333	4,378	5,539	593	(1,010)	19,833

Income (loss) before income taxes	(829)	562	4,852	(331)	2	4,256
Provision for (benefit from) income taxes	(705)	225	1,892	(126)	1	1,287
Net income (loss)	$(124)	$337	$2,960	$(205)	$1	$2,969
Total assets	$756,904	$39,404	$232,359	$2,761	$(124,427)	$907,001
Capital expenditures	$249	$77	$208	$2	$—	$536

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

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Allowance, beginning of period	$1,702	$1,291
Provision for indemnification losses	125	231
Payments	—	—
Allowance, end of period	$1,827	$1,522

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

The cash flow hedges total notional amount is $10.00 million. At March 31, 2012, the cash flow hedges had a fair value of ($509,000), which is recorded in other liabilities. The cash flow hedges were fully effective at March 31, 2012 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Professional fees	$456	$553
Data processing fees	496	551
Loan and OREO expenses	349	470
Telecommunication expenses	284	263
FDIC expenses	159	248
All other noninterest expenses	1,850	1,615
Total other noninterest expenses	$3,594	$3,931

NOTE 12: Subsequent Event

On April 11, 2012, the Corporation redeemed the remaining 10,000 shares of its Preferred Stock issued to Treasury in January 2009 under the CPP.  The redemption consisted of $10.0 million in liquidation value and an additional $78,000 of accrued and unpaid dividends associated with the Preferred Stock.  As a result of this redemption, the Corporation will pay no future dividends on the Preferred Stock.  Further, in connection with this redemption, the Corporation will accelerate the accretion of the remaining preferred stock discount during the second quarter of 2012, which will reduce net income available to common shareholders by approximately $151,000 in the second quarter of 2012, but will eliminate any future accretion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses and the effect of the Corporation’s settlement agreement with regard to indemnification obligations, levels of noninterest income and expense, interest rates and yields, the deposit portfolio, including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, capital requirements, growth strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

●	interest rates

●	general business conditions, as well as conditions within the financial markets

●	general economic conditions, including unemployment levels

●
the legislative/regulatory climate, including the Dodd-Frank Act and regulations promulgated thereunder and the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB

●	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

●	the value of securities held in the Corporation’s investment portfolios

●	the quality or composition of the loan portfolios and the value of the collateral securing those loans

●	the inventory level and pricing of used automobiles

●	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

●	the level of indemnification losses related to mortgage loans sold

●	demand for loan products

●	deposit flows

●	the strength of the Corporation’s counterparties

●	competition from both banks and non-banks

●	demand for financial services in the Corporation’s market area

●	technology

●	reliance on third parties for key services

●	the commercial and residential real estate markets

●	demand in the secondary residential mortgage loan markets

●	the Corporation’s expansion and technology initiatives

●	accounting principles, policies and guidelines

Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the Securities and Exchange Commission, including without limitation the risks identified above and those more specifically described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Goodwill: Goodwill is no longer subject to amortization over its estimated useful life. In assessing the recoverability of the Corporation’s goodwill, all of which was recognized in connection with the Bank’s acquisition of C&F Finance Company in September 2002, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in determining if goodwill is impaired were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we performed a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income. We completed the annual test for impairment during the fourth quarter of 2011 and determined there was no impairment to be recognized in 2011. With the adoption of Accounting Standards Update 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation will no longer be required to complete a test for impairment unless, based on an assessment of qualitative factors related to goodwill, we determine that it is more likely than not that the fair value of C&F Finance Company is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Corporation will perform a test for impairment and we may be required to record impairment charges.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or an other liability in the consolidated balance sheets.  The derivative financial instruments have been designated as and qualify as cash flow hedges.  The effective portion of the gain or loss on the cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

For further information concerning accounting policies, refer to Item 8 “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Financial Performance Measures

Net income for the Corporation was $3.8 million for the three months ended March 31, 2012, compared with $3.0 million for the three months ended March 31, 2011. Net income available to common shareholders was $3.6 million, or $1.11 per common share assuming dilution for the three months ended March 31, 2012, compared with $2.7 million, or $0.85 per common share assuming dilution for the three months ended March 31, 2011. The difference between reported net income and net income available to common shareholders is a result of the Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the CPP. The Corporation’s first quarter earnings were primarily a result of the strong earnings in the Consumer Finance segment, which continues to benefit from sustained loan growth and the low funding costs on its variable-rate borrowings. The Mortgage Banking segment benefited from higher gains on loans sold, lower provisions for indemnification losses, and lower legal and consulting expenses incurred as a result of the resolution of the fair lending investigation as discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. The Retail Banking segment benefited from the effects of the continued low interest rate environment on the costs of deposits, lower provision for loan losses, and lower expenses associated with FDIC deposit insurance and foreclosed properties.

The Corporation’s ROE and ROA were 16.73 percent and 1.60 percent, respectively, on an annualized basis for the three months ended March 31, 2012, compared to 14.51 percent and 1.19 percent for the three months ended March 31, 2011. The increase in these ratios during 2012 was primarily due to the earnings improvement of each of the Corporation’s significant business segments.  In addition, the effect of dividends on the Corporation’s Preferred Stock on net income available to common shareholders was lessened for the first quarter of 2012 by the partial redemption of Preferred Stock in July 2011.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: C&F Bank reported net income of $307,000 for the first quarter of 2012, compared to a net loss of $124,000 for the first quarter of 2011. The improvement in quarterly financial results for 2012 resulted from higher activity-based interchange income, the effects of the continued low interest rate environment on the costs of deposits, a lower provision for loan losses, lower expenses associated with holding costs of foreclosed properties, and lower FDIC deposit insurance premiums resulting from the FDIC's revised assessment base.  Partially offsetting these positive factors were the negative effects of the following (1) a decrease in average loans to nonaffiliates to $400.7 million for the first quarter of 2012 from $408.7 million for the first quarter of 2011 resulting from weak demand in the current economic environment and intensified competition for loans in our markets and (2) higher occupancy expenses associated with depreciation and maintenance of technology related to expanding the banking services we off to customers and improving operational efficiency and security.

The Bank’s nonperforming assets were $18.6 million at March 31, 2012, compared to $16.1 million at December 31, 2011. Nonperforming assets at March 31, 2012 included $13.4 million in nonaccrual loans and $5.2 million in foreclosed properties. TDRs were $16.7 million at March 31, 2012, of which $8.6 million were included in nonaccrual loans, compared to $17.1 million of TDRs at December 31, 2011, of which $8.4 million were included in nonaccrual loans.  The increase in nonaccrual loans primarily resulted from one commercial relationship secured by undeveloped residential property.  Management believes it has provided adequate loan loss reserves for the Retail Banking segment’s nonaccrual loans based on the current estimated fair values of the collateral. Foreclosed properties at March 31, 2012 consist of both residential and non-residential properties. These properties have been written down to their estimated fair values less selling costs. The decline in foreclosed properties since December 31, 2011 resulted from sales of these properties as the Corporation continued its focus on improving asset quality and reducing foreclosed asset balances.

Mortgage Banking: C&F Mortgage Corporation reported net income of $418,000 for the first quarter of 2012, compared to $337,000 for the first quarter of 2011.  The improvement in quarterly financial results for 2012 resulted from higher gains on sales of loans and ancillary loan production fees.  Loan origination volume increased to $173.3 million in the first quarter of 2012, a 39.7 percent increase as compared to $124.1 million in the first quarter of 2011.  The increase in loan originations is a result of the continued low interest rate environment that has led to increased mortgage borrowing and refinancing activity.  During the first quarter of 2012, the amount of loan originations for refinancings and new and resale home purchases were $79.7 million and $93.6 million, respectively, compared to $37.2 million and $86.9 million, respectively, during the first quarter of 2011.  Higher loan production resulted in a correspondingly higher sales volume, which increased to $179.6 million for the first quarter of 2012, compared to $163.1 million for the first quarter of 2011.  In connection with the higher sales volume in the first quarter of 2012, the mortgage banking segments incurred higher production and income based compensation expense.

Other items affecting quarterly earnings of the mortgage banking segment were (1) a $147,000 decline in legal and consulting expenses incurred in connection with the resolution of the previously disclosed fair lending investigation, (2) a $106,000 decline in the provision for indemnification losses, and (3) higher non-production personnel costs in order to manage the increasingly complex regulatory environment in which the mortgage banking segment operates.

Consumer Finance: C&F Finance Company reported net income of $3.3 million for the first quarter of 2012, compared to $3.0 million for the first quarter of 2011.  The improvement in quarterly financial results for 2012 resulted from a 10.7 percent increase in average loans outstanding and the sustained low cost of the consumer finance segment’s variable-rate borrowings.  These items were partially offset by (1) a $150,000 increase in the provision for loan losses resulting from loan growth and higher net charge-offs, (2) a $221,000 increase in personnel costs resulting from an increase in the number of personnel to support loan growth, and (3) higher occupancy expense resulting from C&F Finance Company’s relocation in April 2011 to a larger leased headquarters building and depreciation and maintenance of technology to support growth.  The allowance for loan losses as a percentage of consumer finance loans at March 31, 2012 was 7.94 percent, which was the same level at December 31, 2011.  Management believes that the current allowance for loan losses is adequate to absorb probable losses in the Consumer Finance segment’s loan portfolio.

Other and Eliminations: The net loss for the three months ended March 31, 2012 for this combined segment was $209,000, compared to a net loss of $204,000 for the three months ended March 31, 2011. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management. Total shareholders’ equity was $99.5 million at March 31, 2012, compared to $96.1 million at December 31, 2011 for an increase of $3.4 million primarily attributable to first quarter earnings in 2012.  The Corporation paid a quarterly cash dividend of 26 cents per common share during the first quarter of 2012, which was a 22.8 percent payout ratio of net income available to common shareholders.

On April 11, 2012, the Corporation redeemed the remaining 10,000 shares of its Preferred Stock issued Treasury in January 2009 under the CPP.  The redemption consisted of $10.0 million in liquidation value and $78,000 of accrued and unpaid dividends associated with the Preferred Stock.  As a result of this redemption, the Corporation will pay no future dividends on the Preferred Stock.  to the Corporation funded this redemption without raising additional capital because of its strong capital position and financial performance.  The redemption results in no dilution to common shareholders because no new capital was issued.  In connection with this redemption, the Corporation will accelerate the accretion of the remaining preferred stock discount, which will reduce net income available to common shareholders by approximately $151,000 in the second quarter of 2012, but will eliminate any future accretion.

In connection with the Corporation’s participation in the CPP, the Corporation also issued to Treasury in January 2009 a Warrant to purchase 167,504 shares of the Corporation’s common stock.  The Corporation intends to negotiate with Treasury the repurchase of the Warrant.  This repurchase is not expected to have any effect on the Corporation’s earnings or earnings per share for the second quarter of 2012 but may result in a reduction in capital, and the size of any reduction will be based upon the negotiated purchase price.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2012 and 2011. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$21,365	$86	1.61%	$20,727	$77	1.49%
Tax-exempt	118,595	1,798	6.06	115,159	1,809	6.28
Total securities	139,960	1,884	5.38	135,886	1,886	5.55
Loans, net	711,451	17,490	9.86	669,122	16,361	9.78
Interest-bearing deposits in other banks and Fed funds sold	15,383	8	0.21	29,116	15	0.21
Total earning assets	866,794	19,382	8.94	834,124	18,262	8.76
Allowance for loan losses	(34,116)			(29,215)
Total non-earning assets	93,045			94,986
Total assets	$925,723			$899,895

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$112,868	$142	0.50%	$115,721	$192	0.66%
Money market deposit accounts	86,512	100	0.46	71,288	130	0.73
Savings accounts	44,057	10	0.09	41,808	10	0.10
Certificates of deposit, $100 or more	139,219	641	1.85	133,635	673	2.01
Other certificates of deposit	168,516	724	1.72	175,979	850	1.93
Total time and savings deposits	551,172	1,617	1.17	538,431	1,855	1.38
Borrowings	159,017	1,222	3.07	160,088	1,209	3.02
Total interest-bearing liabilities	710,189	2,839	1.60	698,519	3,064	1.75

Demand deposits	94,394			87,235
Other liabilities	22,627			20,285
Total liabilities	827,210			806,039
Shareholders’ equity	98,513			93,856
Total liabilities and shareholders’ equity	$925,723			$899,895
Net interest income		$16,543			$15,198

Interest rate spread			7.34%			7.01%
Interest expense to average earning assets (annualized)			1.31%			1.47%
Net interest margin (annualized)			7.63%			7.29%

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

TABLE 2: Rate-Volume Recap

	March 31, 2012 from 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$129	$1,000	$1,129
Securities:
Taxable	7	2	9
Tax-exempt	(237)	226	(11)
Interest-bearing deposits in other banks and Fed funds sold	—	(7)	(7)
Total interest income	(101)	1,221	1,120

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(45)	(5)	(50)
Money market deposit accounts	(159)	129	(30)
Savings accounts	(3)	3	—
Certificates of deposit, $100 thousand or more	(169)	137	(32)
Other certificates of deposit	(90)	(36)	(126)
Total time and savings deposits	(466)	228	(238)
Borrowings	57	(44)	13
Total interest expense	(409)	184	(225)
Change in net interest income	$308	$1,037	$1,345

Net interest income, on a taxable-equivalent basis, was $16.5 million for the first quarter of 2012, compared to $15.2 million for the first quarter of 2011. The higher net interest income during the first quarter of 2012, as compared to the same period of 2011, resulted from a 34 basis point increase in net interest margin to 7.63 percent, coupled with a 3.9 percent increase in average earning assets. The increase in net interest margin was principally a result of an increase in the yield on loans and a decrease in the rates paid on savings and time deposits, partially offset by a lower yield on municipal securities.  The increase in the yield on loans was primarily a result of a change in the mix of loans whereby the effect of the increase in higher yielding average loans at the Consumer Finance segment and the decline in lower yielding average loans at the Retail Banking segment more than offset the increase in lower-yielding average loans held for sale at the Mortgage Banking segment. The decrease in rates paid on time and savings deposits was primarily a result of the sustained low interest rate environment, and the repricing of higher rate certificates of deposit as they matured to lower rates. In addition, the mix in interest-bearing deposits has shifted to shorter-term deposit accounts. The decline in the yield on securities resulted from purchases of municipal securities with lower yields in the current low interest rate environment. The average interest rate paid on borrowings increased 5 basis points during the first quarter of 2012, as compared to the same period in 2011, due to the effects of changes in the mix of borrowings to less dependence on lower-cost short-term borrowings, which occurred as a result of deposit growth.

Average loans, which includes both loans held for investment and loans held for sale, increased to $711.5 million for the first quarter of 2012 from $669.1 million for the first quarter of 2011. A portion of the increase occurred in the Mortgage Banking segment’s portfolio of loans held for sale, the average balance of which increased $26.4 million during the first quarter of 2012. This increase is indicative of the higher loan production due to the continued low interest rate environment that has led to increased mortgage borrowing and refinancing activity. In total, average loans to non-affiliates held for investment increased $16.0 million during the first quarter of 2012 compared to the first quarter of 2011. However, the Retail Banking and Mortgage Banking segments’ portfolio of average loans held for investment decreased $8.0 million during the first quarter of 2012. Loan production at the Retail Banking segment has been negatively affected by weak demand for new loans in the current economic environment and intensified competition for loans in our markets. The declines in average loans at the Retail Banking segment have been offset by growth in the Consumer Finance segment’s average loan portfolio, which increased $24.0 during the first quarter of 2012. This increase resulted from robust demand in existing and new markets.

The overall yield on average loans increased 8 basis points to 9.86 percent for the for the first quarter of 2012, when compared to the same period in 2011, principally as a result of the continuing shift in the loan portfolio to increased levels of higher-yielding Consumer Finance loans as a percentage of total loans, and lower levels of lower-yielding Retail Banking and Mortgage Banking loans as a percentage of total loans.

Average securities available for sale increased $4.1 million during the first quarter of 2012, when compared to the same period in 2011. The increase in securities available for sale occurred predominantly in the Retail Banking segment’s municipal bond portfolio in conjunction with the strategy to increase the investment portfolio as a percentage of total assets. This strategy is based on the investment portfolio’s role in managing interest rate sensitivity, providing liquidity and serving as an additional source of interest income. The funding for this strategy has come from the growth in deposits, coupled with reduced loan demand in the Retail Banking segment. The lower yield on the available-for-sale securities portfolio during the first quarter of 2012, compared to the same period in 2011, resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding securities in the current low interest rate environment, as well as purchases of shorter-term securities with lower yields throughout 2011 and continuing into the first quarter of 2012.

Average interest-bearing deposits in other banks and Federal funds sold decreased $13.7 million during the first quarter of 2012, compared to the same period in 2011, as a result of deploying excess liquidity to partially fund loan demand at the Mortgage Banking and Consumer Finance segments. The average yield on these overnight funds of 21 basis points during the first quarters of 2012 and 2011 is a result of the continuing low interest rate environment.

Average interest-bearing time and savings deposits increased $12.7 million during the first quarter of 2012, compared to the same period in 2011, mainly due to a shift to shorter-term interest-bearing demand and money market deposit accounts, which allows depositors greater flexibility for funds management and investing decisions in this low interest rate environment. The average cost of deposits declined 21 basis points for the first quarter of 2012, compared to the same period in 2011, because time deposits that matured throughout 2011 and into 2012 repriced at lower interest rates or were not renewed, interest rates paid on interest-bearing demand and money market deposit accounts decreased as a result of the sustained low interest rate environment, and the balances of shorter-term savings and money market deposits, which pay a lower interest rate, increased.

Average borrowings decreased $1.1 million during the first quarter of 2012, compared to the same period in 2011.  This decrease was attributable to reduced funding needs as the growth in average earning assets has primarily been met through the growth in average deposits. The average cost of borrowings increased 5 basis points for the first quarter of 2012, compared to the same period in 2011, as a result of a change in the composition of borrowings, which occurred as lower-cost short-term variable-rate borrowings have been repaid with excess liquidity provided by lower loan demand and deposit growth.

It will be challenging to maintain the Retail Banking segment’s net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities. With the expectation that short-term interest rates will not change significantly during 2012 and the current low rate environment will be relatively unchanged, the net interest margin at the Consumer Finance segment will be most affected by competition from institutions re-entering the automobile financing market and loan pricing strategies that these competitors may use to grow market share.

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended March 31, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,103	$—	$—	$4,103
Service charges on deposit accounts	801	—	—	—	801
Other service charges and fees	569	760	4	35	1,368
Gains on calls of available for sale securities	—	—	—	—	—
Other income	196	355	256	304	1,111
Total noninterest income	$1,566	$5,218	$260	$339	$7,383

(Dollars in thousands)	Three Months Ended March 31, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,800	$—	$—	$3,800
Service charges on deposit accounts	848	—	—	—	848
Other service charges and fees	519	529	2	42	1,092
Gains on calls of available for sale securities	—	—	—	—	—
Other income	107	210	180	220	717
Total noninterest income	$1,474	$4,539	$182	$262	$6,457

Total noninterest income increased $926,000, or 14.3 percent, for the first quarter of 2012, compared to the same period in 2011. This increase resulted from higher gains on sales of loans and ancillary loan production fees at the Mortgage Banking segment due to the increase in loan originations and sales, coupled with increases in other income from higher activity-based debit card interchange fees at the Retail Banking segment, higher investment services fees at C&F Investment Services, and favorable changes in the fair market value of deferred compensation plan assets in the Retail Banking, Mortgage Banking and Consumer Finance segments. Partially offsetting these increases was a decline in the Retail Banking segment’s service charges on deposit accounts, which resulted from lower overdraft fees during the first quarter of 2012. In future periods the Retail Banking segment may not be able to further increase or sustain recent increases in debit card interchange fees as a result of potential legislative or regulatory actions that could affect interchange fee pricing.

 Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended March 31, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$4,006	$3,582	$1,876	$278	$9,742
Occupancy expenses	1,032	476	205	8	1,721
Other expenses:
OREO expenses	142	—	—	—	142
Provision for indemnification losses	—	125	—	—	125
Other expenses	1,735	731	718	143	3,327
Total other expenses	1,877	856	718	143	3,594
Total noninterest expenses	$6,915	$4,914	$2,799	$429	$15,057

(Dollars in thousands)	Three Months Ended March 31, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,900	$2,745	$1,655	$192	$8,492
Occupancy expenses	929	486	105	6	1,526
Other expenses:
OREO expenses	357	—	—	—	357
Provision for indemnification losses	—	231	—	—	231
Other expenses	1,710	834	656	143	3,343
Total other expenses	2,067	1,065	656	143	3,931
Total noninterest expenses	$6,896	$4,296	$2,416	$341	$13,949

Total noninterest expenses increased $1.1 million, or 7.9 percent, for the first quarter of 2012, compared to the same period in 2011. This increase resulted primarily from higher personnel costs at (1) the Mortgage Banking segment due to higher production and income based compensation, which resulted from the increase in loan production and sales during the first quarter of 2012, as well as higher non-production compensation in order to manage the increasingly complex regulatory environment in which the mortgage banking segment operates and (2) the Consumer Finance segment due to an increase in the number of personnel to support loan growth.  In addition, there were increases in occupancy expense during the first quarter of 2012 as compared to the same period of 2011 at (1) the Retail Banking segment due to depreciation and maintenance of technology related to expanding the banking services we offer to customers and improving operational efficiency and security and (2) the Consumer Finance segment due to the relocation in April 2011 to a larger leased headquarter building and depreciation and maintenance of technology to support growth.  These increases were partially offset by lower (1) FDIC insurance premiums and loan and OREO expenses at the Retail Banking segment and (2) provision for indemnifications and legal fees at the Mortgage Banking segment.

Income Taxes

Applicable income taxes on earnings for the first quarter of 2012 totaled $1.7 million, resulting in an effective tax rate of 31.5 percent, compared to $1.3 million, or 30.2 percent, for the first quarter of 2011. The increase in the effective tax rate during the first quarter of 2012 was a result of higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Allowance, beginning of period	$33,677	$28,840
Provision for loan losses:
Retail Banking segment	750	1,050
Mortgage Banking segment	75	20
Consumer Finance segment	1,900	1,750
Total provision for loan losses	2,725	2,820
Loans charged off:
Real estate—residential mortgage	122	145
Real estate—construction	—	—
Commercial, financial and agricultural 1	—	1,581
Equity lines	121	9
Consumer	90	70
Consumer finance	2,200	1,689
Total loans charged off	2,533	3,494
Recoveries of loans previously charged off:
Real estate—residential mortgage	10	11
Real estate—construction	—	—
Commercial, financial and agricultural 1	35	17
Equity lines	—	—
Consumer	49	22
Consumer finance	794	549
Total recoveries	888	599
Net loans charged off	1,645	2,895
Allowance, end of period	$34,757	$28,765
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.24%	1.71%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.26%	2.03%

Table 6 discloses the allocation of the allowance for loan losses at March 31, 2012 and December 31, 2011.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	March 31, 2012	December 31, 2011
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,653	$2,379
Real estate—construction	467	480
Commercial, financial and agricultural 1	10,410	10,040
Equity lines	917	912
Consumer	269	319
Consumer finance	20,041	19,547
Balance	$34,757	$33,677

1	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality ratings are presented in Table 7 below.  The characteristics of these loan ratings are as follows:

●
Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio.  The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue.  When necessary, acceptable personal guarantors support the loan.

●
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

●
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

●
Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.

●
Doubtful loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

●	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$139,794	$1,419	$2,721	$2,933	$146,867
Real estate—construction	1,590	—	2,871	—	4,461
Commercial, financial and agricultural 2	171,249	18,598	17,519	11,106	218,472
Equity lines	32,194	295	836	10	33,335
Consumer	4,543	—	879	—	5,422
	$349,370	$20,312	$24,826	$14,049	$408,557

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$251,894	$375	$252,269

1	At March 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate—construction	2,867	—	2,870	—	5,737
Commercial, financial and agricultural 2	164,448	18,787	20,931	8,069	212,235
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$245,924	$381	$246,305

1	At December 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses increased $586,000 since December 31, 2011, and the provision for loan losses at these combined segments decreased $245,000 during the first quarter of 2012, compared to the same period in 2011. The allowance for loan losses to total loans for these combined segments increased to 3.60 percent at March 31, 2012, compared to 3.49 percent at December 31, 2011. The increase in this ratio since 2011 year end was a function of lower net charge-offs during the first quarter of 2012 and loan growth in the commercial, financial and agricultural loans segment of the Retail Banking segment’s loan portfolio, and the increase in substandard nonaccrual loans. Substandard nonaccrual loans increased to $14.0 million at March 31, 2012 from $10.6 million at December 31, 2011.  This increase was concentrated in the commercial sector of the Retail Banking segment’s loan portfolio to which we have allocated the largest portion of the Retail Banking segment’s loan loss allowance, and was attributable to one commercial relationship secured by undeveloped residential property, which had been classified as substandard at December 31, 2011 and was placed on substandard nonaccrual status during the first quarter of 2012.  The allocation of the allowance for real estate-residential mortgage loans increased $274,000 since December 31, 2011 because second mortgage loans, which are included in this loan category, have experienced an increase in substandard loans. We continue to update credit scores, collateral values and loan-to-value ratios on the Retail Banking segment’s second mortgage loans and equity lines in order to better anticipate default risks within these portfolios. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $20.0 million at March 31, 2012 from $19.5 million at December 31, 2011, and its provision for loan losses increased $150,000 during the first quarter of 2012, compared to the same period in 2011. The increase in the allowance for loan losses was primarily due to loan growth in the Consumer Finance segment. The allowance for loan losses as a percentage of loans at March 31, 2012 was 7.94 percent, which was the same as December 31, 2011. The increase in the provision for loan losses during the first quarter of 2012 was primarily attributable to slightly higher net charge-offs, the level of which was still at relatively acceptable levels. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at March 31, 2012 and December 31, 2011.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking Segments

(Dollars in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans - Retail Banking	$13,428	$10,011
Nonaccrual loans - Mortgage Banking	621	621
OREO* - Retail Banking	5,209	6,059
OREO* - Mortgage Banking	—	—
Total nonperforming assets	$19,258	$16,691
Accruing loans past due for 90 days or more	$2	$68
Troubled debt restructurings	$16,712	$17,094
Total loans	$408,557	$404,356
Allowance for loan losses	$14,716	$14,130
Nonperforming assets to total loans and OREO*	4.65%	4.07%
Allowance for loan losses to total loans	3.60	3.49
Allowance for loan losses to nonaccrual loans	104.75	132.90

*	OREO is recorded at its estimated fair value less cost to sell.

 Consumer Finance Segment

(Dollars in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans	$375	$381
Accruing loans past due for 90 days or more	$—	$—
Total loans	$252,269	$246,305
Allowance for loan losses	$20,041	$19,547
Nonaccrual consumer finance loans to total consumer finance loans	0.15%	0.15%
Allowance for loan losses to total consumer finance loans	7.94	7.94

Nonperforming assets of the combined Retail Banking and Mortgage Banking segments totaled $19.3 million at March 31, 2012, compared to $16.7 million at December 31, 2011. Nonperforming assets at March 31, 2012 included $13.4 million of nonaccrual loans at the Retail Banking segment, compared to $10.0 million at December 31, 2011, and $5.2 million of foreclosed, or OREO, properties, compared to $6.1 million at December 31, 2011. Nonaccrual loans primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties. The increase in nonaccrual loans since December 31, 2011 primarily resulted from one commercial relationship secured by undeveloped residential property. Specific reserves of $2.9 million have been established for nonaccrual loans. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. OREO properties at March 31, 2012 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. The decline in OREO properties since December 31, 2011 resulted from sales during the first quarter of 2012 as the Corporation focused efforts on disposing of OREO property.

Nonaccrual loans at the Consumer Finance segment decreased to $375,000 at March 31, 2012 from $381,000 at December 31, 2011. As noted above, the allowance for loan losses at the Consumer Finance segment increased from $19.5 million at December 31, 2011 to $20.0 million at March 31, 2012, and the ratio of the allowance for loan losses to total consumer finance loans remained at 7.94 percent as of March 31, 2012 and December 31, 2011. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which include TDRs of $16.7 million, and the related allowance at March 31, 2012, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,351	$3,572	$636	$3,431	$32
Commercial, financial and agricultural:
Commercial real estate lending	5,792	5,916	1,588	5,815	39
Land acquisition and development lending	8,310	8,634	1,782	6,450	88
Builder line lending	2,007	2,007	384	2,101	—
Commercial business lending	641	644	129	646	3
Consumer	432	432	65	432	4
Total	$20,533	$21,205	$4,584	$18,875	$166

Impaired loans, which include TDRs of $17.1 million, and the related allowance at December 31, 2011, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition and development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

The balance of impaired loans was $20.5 million, including $16.7 million of TDRs at March 31, 2012, for which there were specific valuation allowances of $4.6 million. At December 31, 2011, the balance of impaired loans was $18.1 million, including $17.1 million of TDRs, for which there were specific valuation allowances of $4.0 million. The Corporation has no obligation to fund additional advances on its impaired loans. The increase in impaired loans from December 31, 2011 to March 31, 2012 was primarily due to one commercial relationship secured by undeveloped residential property, which was transferred to substandard nonaccrual status in the first quarter of 2012.

TDRs remain relatively unchanged at March 31, 2012 from December 31, 2011. As the Retail Banking segment’s loan portfolio remains under credit quality pressure, the Corporation may use loan modifications as a responsible approach to managing asset quality when working with borrowers who are experiencing financial difficulty, which may result in TDRs.

TDRs at March 31, 2012 and December 31, 2011 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	March 31, 2012	December 31, 2011
Accruing TDRs	$8,137	$8,653
Nonaccrual TDRs1	8,575	8,441
Total TDRs2	$16,712	$17,094

1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At March 31, 2012, the Corporation had total assets of $945.5 million compared to $928.1 million at December 31, 2011. The increase was principally a result of loan growth at the Retail Banking and Consumer Finance segments and an increase in cash and cash equivalents, which were offset in part by a reduction in loans held for sale at the Mortgage Banking segment.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$146,867	22%	$147,135	22%
Real estate – construction	4,461	1	5,737	1
Commercial, financial and agricultural 1	218,472	33	212,235	33
Equity lines	33,335	5	33,192	5
Consumer	5,422	1	6,057	1
Consumer finance	252,269	38	246,305	38
Total loans	660,826	100%	650,661	100%
Less allowance for loan losses	(34,757)		(33,677)
Total loans, net	$626,069		$616,984

1	Includes loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property.

The increase in total loans held for investment occurred in the commercial, financial and agricultural segment as a result of growth in commercial real estate loans and in the consumer finance category as a result of increased demand for automobiles and increased market penetration.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2012 and December 31, 2011, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$13,926	10%	$15,283	10%
Mortgage-backed securities	2,977	2	2,216	2
Obligations of states and political subdivisions	126,899	88	127,079	88
Total debt securities	143,802	100	144,578	100
Preferred stock	66	*	68	*
Total available for sale securities at fair value	$143,868	100%	$144,646	100%

*	Less than one percent.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $660.6 million at March 31, 2012, compared to $646.4 million at December 31, 2011. The increase from December 31, 2011 occurred primarily in noninterest-bearing demand deposits, which increased $10.0 million of 10.5 percent from December 31, 2011 to March 31, 2012, primarily due to higher account balances for both personal and business depositors. The Corporation had no brokered certificates of deposit outstanding at March 31, 2012 or December 31, 2011.

Borrowings

Borrowings totaled $158.4 million at March 31, 2012, compared to $161.2 million at December 31, 2011 as the Corporation used excess liquidity resulting from reduced funding needs at the Mortgage Banking segment and deposit growth at the Retail Banking segment to reduce short-term borrowings.

Off-Balance Sheet Arrangements

As of March 31, 2012, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

As of March 31, 2012, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at March 31, 2012 totaled $64.5 million, compared to $49.2 million at December 31, 2011 as the Corporation had higher interest-bearing deposits at other banks at March 31, 2012 compared to December 31, 2011. The Corporation’s funding sources, including the capacity, amount outstanding and amount available at March 31, 2012 are presented in Table 13: Funding Sources.

TABLE 13: Funding Sources

	March 31, 2012
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$—	$59,000
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	111,708	52,500	59,208
Borrowings from Federal Reserve Bank	59,024	—	59,024
Revolving line of credit	120,000	75,488	44,512
Total	$354,732	$132,988	$221,744

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

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total Capital (to Risk-Weighted Assets)
Corporation	$116,751	16.8%	$55,643	8.0%	N/A	N/A
Bank	114,598	16.5	55,443	8.0	$69,304	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	107,735	15.5	27,822	4.0	N/A	N/A
Bank	105,613	15.2	27,722	4.0	41,582	6.0
Tier 1 Capital (to Average Assets)
Corporation	107,735	11.7	36,700	4.0	N/A	N/A
Bank	105,613	11.5	36,596	4.0	45,745	5.0

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Corporation	$113,427	16.4%	$55,205	8.0%	N/A	N/A
Bank	111,029	16.2	54,999	8.0	$68,749	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,492	15.1	27,603	4.0	N/A	N/A
Bank	102,126	14.9	27,500	4.0	41,249	6.0
Tier 1 Capital (to Average Assets)
Corporation	104,492	11.5	36,362	4.0	N/A	N/A
Bank	102,126	11.3	36,252	4.0	45,315	5.0

On April 11, 2012, the Corporation redeemed the remaining 10,000 shares of its Preferred Stock issued to Treasury in January 2009 under the CPP.  The redemption consisted of $10.0 million in liquidation value and $78,000 of accrued and unpaid dividends associated with the Preferred Stock.  As a result of this redemption, the Corporation will pay no future dividends on the Preferred Stock.  Further, in connection with this redemption, the Corporation will accelerate the accretion of the remaining preferred stock discount, which will reduce net income available to common shareholders by approximately $151,000 in the second quarter of 2012, but will eliminate any future accretion.

In connection with the Corporation’s participation in the CPP, the Corporation also issued to Treasury in January 2009 a Warrant to purchase 167,504 shares of the Corporation’s common stock.  The Corporation intends to negotiate with Treasury the repurchase of the Warrant.  This repurchase is not expected to have any effect on the Corporation’s earnings or earnings per share for the second quarter of 2012, but will result in a reduction in capital, and the size of any such reduction will be based upon the negotiated purchase price.

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation has not purchased any of its Common Stock during 2012.

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

10.3.1
Amendment to Amended and Restated Change in Control Agreement dated March 1, 2012 between C&F Financial Corporation and Thomas F. Cherry (incorporated by reference to Exhibit 10.3.1 to Form 10-K filed March 5, 2012)

10.14.1
Amendment to Amended and Restated Change in Control Agreement dated March 1, 2012 between C&F Financial Corporation and Bryan McKernon (incorporated by reference to Exhibit 10.14.1 to Form 10-K filed March 5, 2012)

10.28	Letter Agreement, dated April 11, 2012, between C&F Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.28 to Form 8-K filed April 12, 2012)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date	May 8, 2012	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	May 8, 2012	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)