Form 10-Q
period 2012-06-30
C & F FINANCIAL CORP
filed 2012-08-07
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 3, 2012, the latest practicable date for determination, 3,216,140 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and due from banks	$5,994	$5,787
Interest-bearing deposits in other banks	4,938	4,723
Federal funds sold	--	997
Total cash and cash equivalents	10,932	11,507
Securities-available for sale at fair value, amortized cost of $132,825 and $137,575, respectively	141,289	144,646
Loans held for sale, net	79,171	70,062
Loans, net of allowance for loan losses of $35,457 and $33,677, respectively	634,621	616,984
Federal Home Loan Bank stock, at cost	3,749	3,767
Corporate premises and equipment, net	28,003	28,462
Other real estate owned, net of valuation allowance of $4,122 and $3,927, respectively	5,236	6,059
Accrued interest receivable	5,360	5,242
Goodwill	10,724	10,724
Other assets	30,629	30,671
Total assets	$949,714	$928,124

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$109,418	$95,556
Savings and interest-bearing demand deposits	255,772	242,917
Time deposits	292,257	307,943
Total deposits	657,447	646,416
Short-term borrowings	22,383	7,544
Long-term borrowings	132,987	132,987
Trust preferred capital notes	20,620	20,620
Accrued interest payable	974	1,111
Other liabilities	21,398	23,356
Total liabilities	855,809	832,034

Commitments and contingent liabilities	—

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 0 and 10,000 shares issued and outstanding, respectively)	—	10
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,214,376 and 3,178,510 shares issued and outstanding, respectively)	3,120	3,091
Additional paid-in capital	4,415	13,438
Retained earnings	82,085	76,167
Accumulated other comprehensive income, net	4,285	3,384
Total shareholders’ equity	93,905	96,090
Total liabilities and shareholders’ equity	$949,714	$928,124

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$17,824	$17,043	$35,300	$33,389
Interest on money market investments	5	16	13	31
Interest and dividends on securities
U.S. government agencies and corporations	52	55	109	106
Tax-exempt obligations of states and political subdivisions	1,186	1,225	2,373	2,419
Corporate bonds and other	31	30	59	56
Total interest income	19,098	18,369	37,854	36,001

Interest expense
Savings and interest-bearing deposits	197	274	450	606
Certificates of deposit, $100 or more	547	663	1,187	1,336
Other time deposits	637	819	1,361	1,669
Borrowings	967	966	1,940	1,932
Trust preferred capital notes	248	246	497	489
Total interest expense	2,596	2,968	5,435	6,032

Net interest income	16,502	15,401	32,419	29,969
Provision for loan losses	2,860	3,390	5,585	6,210

Net interest income after provision for loan losses	13,642	12,011	26,834	23,759

Noninterest income
Gains on sales of loans	4,718	3,696	8,821	7,496
Service charges on deposit accounts	825	846	1,626	1,694
Other service charges and fees	1,608	1,314	2,976	2,406
Net gains on calls and sales of available for sale securities	8	--	8	--
Other income	570	502	1,681	1,219
Total noninterest income	7,729	6,358	15,112	12,815

Noninterest expenses
Salaries and employee benefits	9,596	8,430	19,338	16,922
Occupancy expenses	1,677	1,611	3,398	3,137
Other expenses	3,954	3,928	7,548	7,859
Total noninterest expenses	15,227	13,969	30,284	27,918

Income before income taxes	6,144	4,400	11,662	8,656
Income tax expense	1,963	1,317	3,701	2,604

Net income	4,181	3,083	7,961	6,052
Effective dividends on preferred stock	165	290	311	579
Net income available to common shareholders	$4,016	$2,793	$7,650	$5,473

Per common share data
Net income – basic	$1.25	$0.89	$2.39	$1.75
Net income – assuming dilution	$1.22	$0.88	$2.33	$1.73
Cash dividends declared	$0.26	$0.25	$0.52	$0.50
Weighted average number of shares – basic	3,208,792	3,131,203	3,199,655	3,127,536
Weighted average number of shares – assuming dilution	3,296,145	3,159,260	3,280,560	3,163,210

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$4,181	$3,083	$7,961	$6,052
Other comprehensive income, net:	5	3	12	7
Changes in defined benefit plan assets and benefit obligations, net
Unrealized loss on cash flow hedging instruments, net	(19)	(138)	(16)	(84)
Unrealized holding gains on securities, net of reclassification adjustment	780	1,591	905	2,146
Comprehensive income, net	$4,947	$4,539	$8,862	$8,121

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2011	$10	$3,091	$13,438	$76,167	$3,384	$96,090
Comprehensive income:
Net income	—	—	—	7,961	—	7,961
Other comprehensive income, net	—	—	—	—	901	901
Comprehensive income	—	—	—	—	—	8,862
Stock options exercised	—	23	478	—	—	501
Share-based compensation	—	—	242	—	—	242
Restricted stock vested	—	3	(3)	—	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Accretion of preferred stock discount	—	—	172	(172)	—	—
Common stock issued	—	3	78	—	—	81
Cash dividends paid – common stock ($0.52 per share)	—	—	—	(1,668)	—	(1,668)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(203)	—	(203)
Balance June 30, 2012	$—	$3,120	$4,415	$82,085	$4,285	$93,905

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2010	$20	$3,032	$22,112	$67,542	$71	$92,777
Comprehensive income:
Net income	—	—	—	6,052	—	6,052
Other comprehensive income, net	—	—	—	—	2,069	2,069
Comprehensive income	—	—	—	—	—	8,121
Stock options exercised	—	8	134	—	—	142
Share-based compensation	—	—	132	—	—	132
Restricted stock vested	—	5	(5)	—	—	—
Accretion of preferred stock discount	—	—	79	(79)	—	—
Cash dividends paid – common stock ($0.50 per share)	—	—	—	(1,564)	—	(1,564)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(500)	—	(500)
Balance June 30, 2011	$20	$3,045	$22,452	$71,451	$2,140	$99,108

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$7,961	$6,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,119	1,025
Provision for loan losses	5,585	6,210
Provision for indemnifications	455	406
Provision for other real estate owned losses	350	411
Share-based compensation	242	132
Accretion of discounts and amortization of premiums on securities, net	366	388
Net realized gain on securities	(8)	--
Realized losses on sales of other real estate owned	13	21
Proceeds from sales of loans held for sale	370,848	297,725
Origination of loans held for sale	(379,957)	(273,062)
Change in other assets and liabilities:
Accrued interest receivable	(118)	(47)
Other assets	(440)	(1,240)
Accrued interest payable	(137)	(15)
Other liabilities	(2,423)	(2,477)
Net cash provided by operating activities	3,856	35,529

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	21,074	15,311
Purchases of securities available for sale	(16,682)	(22,219)
Redemption of Federal Home Loan Bank stock	18	--
Net increase in customer loans	(23,660)	(24,034)
Other real estate owned improvements	(205)	--
Proceeds from sales of other real estate owned	1,103	5,894
Purchases of corporate premises and equipment, net	(660)	(1,181)
Net cash used in investing activities	(19,012)	(26,229)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	26,717	7,196
Net decrease in time deposits	(15,686)	(6,485)
Net increase (decrease) in borrowings	14,839	(2,649)
Issuance of common stock	582	142
Redemption of preferred stock	(10,000)	--
Cash dividends	(1,871)	(2,064)
Net cash provided by (used in) financing activities	14,581	(3,860)

Net (decrease) increase in cash and cash equivalents	(575)	5,440
Cash and cash equivalents at beginning of period	11,507	9,680
Cash and cash equivalents at end of period	$10,932	$15,120

Supplemental disclosure
Interest paid	$5,572	$6,047
Income taxes paid	4,918	4,261
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$1,393	$3,300
Loans transferred to other real estate owned	(438)	(3,621)
Pension adjustment	18	11
Unrealized loss on cash flow hedging instrument	(28)	(138)

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

Share-Based Compensation: Compensation expense for the second quarter and first six months of 2012 included net expense of $122,000 ($76,000 after tax) and $242,000 ($150,000 after tax), respectively, for restricted stock granted since 2007. As of June 30, 2012, there was $1.35 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

Stock option activity during the six months ended June 30, 2012 and stock options outstanding as of June 30, 2012 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2012	325,067	$36.68	3.0
Exercised	(22,167)	22.60
Options outstanding and exercisable at June 30, 2012	302,900	$37.71	2.6	$460

*	Weighted average

A summary of activity for restricted stock awards during the first six months of 2012 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2012	87,125	$22.59
Granted	11,775	$29.81
Vested	(3,650)	$19.82
Cancelled	(950)	$22.26
Unvested, June 30, 2012	94,300	$23.60

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

NOTE 2: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	June 30, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$13,530	$15	$(13)	$13,532
Mortgage-backed securities	2,635	73	(1)	2,707
Obligations of states and political subdivisions	116,633	8,392	(70)	124,955
Preferred stock	27	68	—	95
	$132,825	$8,548	$(84)	$141,289

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$15,248	$39	$(4)	$15,283
Mortgage-backed securities	2,135	81	—	2,216
Obligations of states and political subdivisions	120,165	6,998	(84)	127,079
Preferred stock	27	41	—	68
	$137,575	$7,159	$(88)	$144,646

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at June 30, 2012, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2012
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,574	$22,712
Due after one year through five years	37,385	39,103
Due after five years through ten years	47,837	51,840
Due after ten years	25,002	27,539
Preferred stock	27	95
	$132,825	$141,289

Proceeds from the maturities, calls and sales of securities available for sale for the six months ended June 30, 2012 were $21.07 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $92.57 million and an aggregate fair value of $99.39 million were pledged at June 30, 2012. Securities with an aggregate amortized cost of $106.97 million and an aggregate fair value of $112.66 million were pledged at December 31, 2011.

Securities in an unrealized loss position at June 30, 2012, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$5,677	$13	$—	$—	$5,677	$13
Mortgage-backed securities	910	1	—	—	910	1
Obligations of states and political subdivisions	4,309	37	675	33	4,984	70
Total temporarily impaired securities	$10,896	$51	$675	$33	$11,571	$84

There are 35 debt securities with fair values totaling $11.57 million considered temporarily impaired at June 30, 2012. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates.  During the second quarter of 2012, the municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, experienced rising securities prices due to declining interest rates over the quarter, gradual fundamental municipal credit improvement, and strong demand trends for municipal securities. The vast majority of the Corporation’s municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt service obligations. At June 30, 2012, approximately 96 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service. Of those in a net unrealized loss position, approximately 83 percent were rated, as measured by market value, “A” or better at June 30, 2012. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2012 and no other-then-temporary impairment has been recognized.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.75 million at June 30, 2012 and $3.77 million at December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2012 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Real estate – residential mortgage	$146,256	$147,135
Real estate – construction 1	4,983	5,737
Commercial, financial and agricultural 2	215,419	212,235
Equity lines	33,490	33,192
Consumer	6,148	6,057
Consumer finance	263,782	246,305
	670,078	650,661
Less allowance for loan losses	(35,457)	(33,677)
Loans, net	$634,621	$616,984

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $504,000 and $299,000 of demand deposit overdrafts at June 30, 2012 and December 31, 2011, respectively.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Real estate – residential mortgage	$1,412	$2,440
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	4,435	5,093
Land acquisition and development lending	2,756	—
Builder line lending	1,936	2,303
Commercial business lending	768	673
Equity lines	9	123
Consumer	—	—
Consumer finance	259	381
Total loans on nonaccrual status	$11,575	$11,013

The past due status of loans as of June 30, 2012 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,189	$198	$366	$1,753	$144,503	$146,256	$13
Real estate – construction:
Construction lending	—	—	—	—	3,079	3,079	—
Consumer lot lending	—	—	—	—	1,904	1,904	—
Commercial, financial and agricultural:
Commercial real estate lending	272	—	129	401	125,106	125,507	—
Land acquisition and development lending	—	—	2,756	2,756	30,806	33,562	—
Builder line lending	—	—	—	—	17,718	17,718	—
Commercial business lending	23	—	551	574	38,058	38,632	281
Equity lines	130	40	—	170	33,320	33,490	—
Consumer	—	—	2	2	6,146	6,148	2
Consumer finance	5,431	1,260	259	6,950	256,832	263,782	—
Total	$7,045	$1,498	$4,063	$12,606	$657,472	$670,078	$296

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

The past due status of loans as of December 31, 2011 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,270	$1,445	$533	$3,248	$143,887	$147,135	$65
Real estate – construction:
Construction lending	—	—	—	—	5,084	5,084	—
Consumer lot lending	—	—	—	—	653	653	—
Commercial, financial and agricultural:
Commercial real estate lending	986	1,311	—	2,297	114,475	116,772	—
Land acquisition and development lending	—	—	—	—	32,645	32,645	—
Builder line lending	—	—	—	—	17,637	17,637	—
Commercial business lending	480	—	—	480	44,701	45,181	—
Equity lines	69	90	33	192	33,000	33,192	—
Consumer	13	—	—	13	6,044	6,057	3
Consumer finance	5,327	1,041	381	6,749	239,556	246,305	—
Total	$8,145	$1,445	$947	$12,979	$637,682	$650,661	$68

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

Impaired loans, which included troubled debt restructurings (TDRs) of $15.77 million, and the related allowance at June 30, 2012, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,272	$2,309	$426	$2,298	$66
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,084	5,329	1,447	5,409	74
Land acquisition and development lending	8,185	8,185	2,031	8,290	176
Builder line lending	1,919	1,919	455	1,920	—
Commercial business lending	636	639	145	642	6
Equity lines	—	—	—	—	—
Consumer	432	432	65	432	8
Total	$18,528	$18,813	$4,569	$18,991	$330

The Corporation has no obligation to fund additional advances on its impaired loans.

Impaired loans, which included TDRs of $17.09 million, and the related allowance at December 31, 2011 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition and development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Real estate-residential mortgage-interest reduction	$122	$230	$122	$352
Real estate-residential mortgage-interest rate concession	--	96	--	96
Commercial, financial and agricultural:
Builder line lending-interest rate concession	--	2,285	--	2,285
Commercial business lending-interest reduction	--	186	--	186
Commercial business lending-interest rate concession	373	277	373	363
Consumer-interest reduction	--	--	108	--
Total	$495	$3,074	$603	$3,282

TDR payment defaults during three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Real estate-residential mortgage	$--	$70	$--	$154
Commercial, financial and agricultural:
Builder line lending	88	--	88	--
Commercial business lending	363	--	363	--
Consumer	--	--	--	4
Total	$451	$70	$451	$158

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2012.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2011	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Provision charged to operations	576	(94)	917	130	76	3,980	5,585
Loans charged off	(638)	—	(402)	(121)	(171)	(4,102)	(5,434)
Recoveries of loans previously charged off	23	—	36	—	99	1,471	1,629
Balance at June 30, 2012	$2,340	$386	$10,591	$921	$323	$20,896	$35,457

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2011.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance December 31, 2010	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Provision charged to operations	811	147	1,376	177	74	3,625	6,210
Loans charged off	(283)	—	(2,530)	(9)	(167)	(3,115)	(6,104)
Recoveries of loans previously charged off	14	—	21	—	41	1,189	1,265
Balance June 30, 2011	$1,984	$728	$7,555	$548	$255	$19,141	$30,211

The following table presents, as of June 30, 2012, the total allowance for loan losses the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at June 30, 2012	$2,340	$386	$10,591	$921	$323	$20,896	$35,457
Ending balance: individually evaluated for impairment	$426	$—	$4,078	$—	$65	$—	$4,569
Ending balance: collectively evaluated for impairment	$1,914	$386	$6,513	$921	$258	$20,896	$30,888
Loans:
Balance June 30, 2012	$146,256	$4,983	$215,419	$33,490	$6,148	$263,782	$670,078
Ending balance: individually evaluated for impairment	$2,272	$—	$15,824	$—	$432	$—	$18,528
Ending balance: collectively evaluated for impairment	$143,984	$4,983	$199,595	$33,490	$5,716	$263,782	$651,550

The following table presents, as of December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2011	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Ending balance: individually evaluated for impairment	$657	$—	$3,274	$—	$49	$—	$3,980
Ending balance: collectively evaluated for impairment	$1,722	$480	$6,766	$912	$270	$19,547	$29,697
Loans:
Balance at December 31, 2011	$147,135	$5,737	$212,235	$33,192	$6,057	$246,305	$650,661
Ending balance: individually evaluated for impairment	$3,482	$—	$14,288	$—	$324	$—	$18,094
Ending balance: collectively evaluated for impairment	$143,653	$5,737	$197,947	$33,192	$5,733	$246,305	$632,567

Loans by credit quality indicators as of June 30, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,665	$2,110	$2,437	$1,044	$146,256
Real estate – construction:
Construction lending	212	—	2,867	—	3,079
Consumer lot lending	1,904	—	—	—	1,904
Commercial, financial and agricultural:
Commercial real estate lending	104,722	7,036	9,314	4,435	125,507
Land acquisition and development lending	15,257	9,468	6,081	2,756	33,562
Builder line lending	13,222	1,484	1,076	1,936	17,718
Commercial business lending	35,165	1,819	880	768	38,632
Equity lines	31,204	1,436	841	9	33,490
Consumer	5,270	26	852	—	6,148
	$347,621	$23,379	$24,348	$10,948	$406,296

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$263,523	$259	$263,782

1 At June 30, 2012, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate – construction:
Construction lending	2,214	—	2,870	—	5,084
Consumer lot lending	653	—	—	—	653
Commercial, financial and agricultural:
Commercial real estate lending	96,773	5,413	9,493	5,093	116,772
Land acquisition and development lending	13,605	9,939	9,101	—	32,645
Builder line lending	12,480	1,434	1,420	2,303	17,637
Commercial business lending	41,590	2,001	917	673	45,181
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$245,924	$381	$246,305

1	At December 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 5: Stockholders’ Equity and Earnings Per Common Share

Stockholders’ Equity - Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets of $2.27 million and $1.13 million as of June 30, 2012 and 2011, respectively.

(Dollars in thousands)	June 30,
	2012	2011
Net unrealized gains on securities	$5,501	$2,646
Net unrecognized loss on cash flow hedges	(330)	(174)
Net unrecognized losses on defined benefit pension plan	(886)	(332)
Total cumulative other comprehensive income	$4,285	$2,140

The following tables present the changes in accumulated other comprehensive income, by category, net of tax.

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance December 31, 2011	$(314)	$4,596	$(898)	$3,384
Net change for the six months ended June 30, 2012	(16)	905	12	901
Balance at June 30, 2012	$(330)	$5,501	$(886)	$4,285

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance December 31, 2010	$(90)	$500	$(339)	$71
Net change for the six months ended June 30, 2011	(84)	2,146	7	2,069
Balance at June 30, 2011	$(174)	$2,646	$(332)	$2,140

The following tables present the change in each component of other comprehensive income on a pre-tax and after-tax basis for the six months ended June 30, 2012 and 2011.

(Dollars in thousands)	Six Months Ended June 30, 2012
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$53	$19	$34
Amortization of prior service costs	(35)	(13)	(22)
Defined benefit pension plan assets and benefit obligations, net	18	6	12
Unrealized gain on cash flow hedging instruments	(28)	(12)	(16)
Unrealized holding gains on securities	1,393	488	905
Total increase in other comprehensive income	$1,383	$482	$901

(Dollars in thousands)	Six Months Ended June 30, 2011
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$47	$17	$30
Amortization of prior service costs	(34)	(12)	(22)
Amortization of net obligation at transition	(2)	(1)	(1)
Defined benefit pension plan assets and benefit obligations, net	11	4	7
Unrealized gain on cash flow hedging instruments	(138)	(54)	(84)
Unrealized holding gains on securities	3,300	1,155	2,146
Total increase in other comprehensive income	$3,173	$1,105	$2,069

The Corporation had $8,000 and $0 of net gains from securities reclassified from other comprehensive income to earnings for the six months ended June 30, 2012 and 2011.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2012	2011
Net income	$4,181	$3,083
Accumulated dividends on Series A Preferred Stock	(14)	(250)
Accretion of Series A Preferred Stock discount	(151)	(40)
Net income available to common shareholders	$4,016	$2,793
Weighted average number of common shares used in earnings per common share – basic	3,208,792	3,131,203
Effect of dilutive securities:
Stock option awards and Warrant	87,353	28,057
Weighted average number of common shares used in earnings per common share – assuming dilution	3,296,145	3,159,260

(Dollars in thousands)	Six Months Ended June 30,
	2012	2011
Net income	$7,961	$6,052
Accumulated dividends on Series A Preferred Stock	(139)	(500)
Accretion of Series A Preferred Stock discount	(172)	(79)
Net income available to common shareholders	$7,650	$5,473
Weighted average number of common shares used in earnings per common share – basic	3,199,655	3,127,536
Effect of dilutive securities:
Stock option awards and Warrant	80,905	35,674
Weighted average number of common shares used in earnings per common share – assuming dilution	3,280,560	3,163,210

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant (defined below) are determined using the treasury stock method. Approximately 276,500 and 354,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended June 30, 2012 and 2011, respectively, and approximately 276,500 and 328,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the six months ended June 30, 2012 and 2011, respectively, because they were anti-dilutive.

In January 2009, the Corporation issued to the United States Department of the Treasury (Treasury) under the Capital Purchase Program (CPP) $20.00 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) and a warrant to purchase 167,504 shares of the Corporation’s common stock (the Warrant). On July 27, 2011 the Corporation redeemed $10.00 million of the Preferred Stock, and on April 12, 2012 the Corporation redeemed the remaining $10.00 million of the Preferred Stock.  As a result of this redemption, the Corporation will pay no future dividends on the Preferred Stock. Further, in connection with this redemption, the Corporation accelerated the accretion of the remaining preferred stock discount during April 2012, which reduced net income available to common shareholders by approximately $151,000.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$159	$153	$318	$306
Interest cost	99	109	198	218
Expected return on plan assets	(158)	(145)	(316)	(290)
Amortization of net obligation at transition	—	(1)	—	(2)
Amortization of prior service cost	(17)	(17)	(34)	(34)
Amortization of net loss	26	16	52	32
Net periodic benefit cost	$109	$115	$218	$230

The Bank made a $500,000 contribution to this plan during the second quarter of 2012.

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of June 30, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the balances of financial assets measured at fair value on a recurring basis.

	June 30, 2012
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$13,532	—	$13,532
Mortgage-backed securities	—	2,707	—	2,707
Obligations of states and political subdivisions	—	124,955	—	124,955
Preferred stock	—	95	—	95
Total securities available for sale	—	$141,289	—	$141,289
Liabilities:
Derivative payable	—	$542	—	$542

	December 31, 2011
(Dollars in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Securities available for sale
U.S. government agencies and corporations	—	$15,283	—	$15,283
Mortgage-backed securities	—	2,216	—	2,216
Obligations of states and political subdivisions	—	127,079	—	127,079
Preferred stock	—	68	—	68
Total securities available for sale	—	$144,646	—	$144,646
Liabilities:
Derivative payable	—	$515	—	$515

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

	June 30, 2012
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$13,959	—	$13,959
OREO, net	—	5,236	—	5,236
Total	—	$19,195	—	$19,195

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	—	$14,114	—	$14,114
OREO, net	—	6,059	—	6,059
Total	—	$20,173	—	$20,173

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Corporation’s financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of June 30, 2012 are as follows:

		Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial assets:
Cash and short-term investments	$10,932	$10,232	$—	$—	$10,932
Securities	141,289	—	141,289	—	141,289
Loans, net	634,621	—	645,645	—	645,645
Loans held for sale, net	79,171	—	81,776	—	81,776
Accrued interest receivable	5,360	—	5,360	—	5,360
Financial liabilities:
Demand deposits	$365,190	$—	$365,190	$—	$365,190
Time deposits	292,257	—	295,920	—	295,920
Borrowings	175,990	—	172,004	—	172,004
Derivative payable	542	—	542	—	542
Accrued interest payable	974	—	974	—	974

The carrying values and estimated fair values of the Corporation’s financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of December 31, 2011 are as follows:

	December 31, 2011
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

T
The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of June 30, 2012 and December 31, 2011.

Cash and short-term investments. The nature of these instruments and their relatively short maturities provide for the reporting of fair value equal to the historical cost.

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis using a third-party model based on valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data.

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

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2012.

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

(Dollars in thousands)	Three Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,096	$566	$11,695	$—	$(1,259)	$19,098
Gains on sales of loans	—	4,718	—	—	—	4,718
Other noninterest income	1,464	979	234	336	(2)	3,011
Total operating income	9,560	6,263	11,929	336	(1,261)	26,827

Expenses:
Interest expense	1,920	113	1,574	248	(1,259)	2,596
Provision for loan losses	750	30	2,080	—	—	2,860
Salaries and employee benefits	3,742	3,810	1,846	198	—	9,596
Other noninterest expenses	2,862	1,613	1,051	105	—	5,631
Total operating expenses	9,274	5,566	6,551	551	(1,259)	20,683
	>	>	>	>	>	>
Income (loss) before income taxes	286	697	5,378	(215)	(2)	6,144
Provision for (benefit from) income taxes	(332)	278	2,098	(81)	—	1,963
Net income (loss)	$618	$419	$3,280	$(134)	$(2)	$4,181
Total assets	$791,327	$91,025	$265,995	$2,974	$(201,607)	$949,714
Capital expenditures	$173	$158	$41	$—	$—	$372

(Dollars in thousands)	Three Months Ended June 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,174	$386	$10,877	$—	$(1,068)	$18,369
Gains on sales of loans	—	3,696	—	—	—	3,696
Other noninterest income	1,501	703	157	301	—	2,662
Total operating income	9,675	4,785	11,034	301	(1,068)	24,727

Expenses:
Interest expense	2,290	50	1,442	254	(1,068)	2,968
Provision for loan losses	1,500	15	1,875	—	—	3,390
Salaries and employee benefits	3,586	2,978	1,674	192	—	8,430
Other noninterest expenses	3,217	1,356	878	88	—	5,539
Total operating expenses	10,593	4,399	5,869	534	(1,068)	20,327
	>	>	>	>	>	>
Income (loss) before income taxes	(918)	386	5,165	(233)	—	4,400
Provision for (benefit from) income taxes	(764)	154	2,015	(87)	(1)	1,317
Net income (loss)	$(154)	$232	$3,150	$(146)	$1	$3,083
Total assets	$752,252	$53,119	$246,730	$2,778	$(148,308)	$906,571
Capital expenditures	$237	$(8)	$415	$1	$—	$645

(Dollars in thousands)	Six Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$16,163	$1,140	$23,034	$—	$(2,483)	$37,854
Gains on sales of loans	—	8,821	—	—	—	8,821
Other noninterest income	3,030	2,095	494	672	—	6,291
Total operating income	19,193	12,056	23,528	672	(2,483)	52,966

Expenses:
Interest expense	4,078	219	3,124	497	(2,483)	5,435
Provision for loan losses	1,500	105	3,980	—	—	5,585
Salaries and employee benefits	7,748	7,393	3,722	475	—	19,338
Other noninterest expenses	5,771	2,945	1,974	256	—	10,946
Total operating expenses	19,097	10,662	12,800	1,228	(2,483)	41,304
	>	>	>	>	>	>
Income (loss) before income taxes	96	1,394	10,728	(556)	—	11,662
Provision for (benefit from) income taxes	(829)	557	4,184	(211)	—	3,701
Net income (loss)	$925	$837	$6,544	$(345)	$—	$7,961
Total assets	$791,327	$91,025	$265,995	$2,974	$(201,607)	$949,714
Capital expenditures	$352	$209	$99	$—	$—	$660

	Six Months Ended June 30, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$16,204	$787	$21,086	$—	$(2,076)	$36,001
Gains on sales of loans	—	7,496	—	—	—	7,496
Other noninterest income	2,975	1,442	339	563	—	5,319
Total operating income	19,179	9,725	21,425	563	(2,076)	48,816

Expenses:
Interest expense	4,677	112	2,815	506	(2,078)	6,032
Provision for loan losses	2,550	35	3,625	—	—	6,210
Salaries and employee benefits	7,486	5,723	3,329	384	—	16,922
Other noninterest expenses	6,213	2,907	1,639	237	—	10,996
Total operating expenses	20,926	8,777	11,408	1,127	(2,078)	40,160
	>	>	>	>	>	>
Income (loss) before income taxes	(1,747)	948	10,017	(564)	2	8,656
Provision for (benefit from) income taxes	(1,469)	379	3,907	(214)	1	2,604
Net income (loss)	$(278)	$569	$6,110	$(350)	$1	$6,052
Total assets	$752,252	$53,119	$246,730	$2,778	$(148,308)	$906,571
Capital expenditures	$486	$69	$623	$3	$—	$1,181

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Allowance, beginning of period	$1,827	$1,522	$1,702	$1,291
Provision for indemnification losses	330	175	455	406
Payments	(500)	(161)	(500)	(161)
Allowance, end of period	$1,657	$1,536	$1,657	$1,536

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

The cash flow hedges total notional amount is $10.00 million. At June 30, 2012, the cash flow hedges had a fair value of ($542,000), which is recorded in other liabilities. The cash flow hedges were fully effective at June 30, 2012 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Provision for indemnification losses	$330	$175	$455	$406
Loan and OREO expenses	306	717	655	1,187
Data processing fees	563	580	1,059	1,131
Telecommunication expenses	303	284	587	547
FDIC expenses	168	248	327	496
Professional fees	398	475	854	1,028
All other noninterest expenses	1,886	1,449	3,611	3,064
Total Other Noninterest Expenses	$3,954	$3,928	$7,548	$7,859

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Performance Measures

Net income for the Corporation was $4.2 million for the three months ended June 30, 2012, compared with $3.1 million for the three months ended June 30, 2011. Net income for the Corporation was $8.0 million for the first six months of 2012, compared with $6.1 million for the first six months of 2011. Net income available to common shareholders was $4.0 million, or $1.22 per common share assuming dilution, for the three months ended June 30, 2012, compared with $2.8 million, or $0.88 per common share assuming dilution, for the three months ended June 30, 2012. Net income available to common shareholders was $7.7 million, or $2.33 per common share assuming dilution for the first half of 2012, compared with $5.5 million, or $1.73 per common share assuming dilution for the first half of 2011. The difference between reported net income and net income available to common shareholders is a result of the Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the CPP. The Corporation’s earnings for the second quarter and first half of 2012 were primarily a result of the strong earnings in the Consumer Finance segment, which continues to benefit from (1) sustained loan growth and (2) the low funding costs on its variable-rate borrowings. The Mortgage Banking segment benefited from (1) higher gains on loans sold as a result of higher loan production and correspondingly higher sales volume during 2012 and (2) lower legal and consulting expenses. The Retail Banking segment benefited from the effects of (1) the continued low interest rate environment on the cost of deposits, (2) lower provisions for loan losses, (3) higher interchange activity fee income and (4) lower expenses associated with FDIC deposit insurance and foreclosed properties.

The Corporation’s ROE and ROA were 17.96 percent and 1.77 percent, respectively, on an annualized basis for the second quarter of 2012, compared with 14.41 percent and 1.24 percent, respectively, for the second quarter of 2011. For the first six months of 2012, on an annualized basis, the Corporation’s ROE and ROA were 17.35 percent and 1.69 percent, respectively, compared with 14.46 percent and 1.21 percent, respectively, for the first six months of 2011. The increase in these ratios during 2012 was primarily due to the earnings improvement of each of the Corporation’s significant business segments. In addition, the effect of dividends on the Corporation’s Preferred Stock on net income available to common shareholders was lessened for the second quarter and first half of 2012 by the redemptions of Preferred Stock in July 2011 and in April 2012.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: C&F Bank reported net income of $618,000 for the second quarter of 2012, compared to a net loss of $154,000 for the second quarter of 2011. For the first six months of 2012, C&F Bank reported net income of $925,000, compared to a net loss of $278,000 for the first six months of 2011. Factors contributing to the improvement in financial results for the three and six months ended June 30, 2012, relative to the same periods of 2011, were higher activity-based interchange income, the effects of the continued low interest rate environment on the cost of deposits, lower provisions for loan losses, lower expenses associated with holding costs of foreclosed properties, and lower FDIC deposit insurance premiums. Partially offsetting these positive factors were the negative effects of the following: (1) a decrease in average loans to nonaffiliates resulting from weak demand in the current economic environment and intensified competition for loans in our markets, (2) a decline in overdraft fees and (3) higher occupancy expenses associated with depreciation and maintenance of technology related to expanding the banking services we offer to customers and improving operational efficiency and security.

The Bank’s nonperforming assets were $16.2 million at June 30, 2012, compared to $16.1 million at December 31, 2011. Nonperforming assets at June 30, 2012 included $11.0 million in nonaccrual loans, compared to $10.0 million at December 31, 2011, and $5.2 million in foreclosed properties, compared to $6.1 million at December 31, 2011. Troubled debt restructurings were $15.8 million at June 30, 2012, of which $7.5 million were included in nonaccrual loans, as compared to $17.1 million of troubled debt restructurings at December 31, 2011, of which $8.4 million were included in nonaccrual loans. The increase in nonaccrual loans primarily resulted from one commercial relationship secured by undeveloped residential property, which was partially offset by nonaccrual loan pay-offs, charge-offs and transfers to foreclosed properties. Management believes it has provided adequate loan loss reserves for the retail banking segment’s loans. Foreclosed properties at June 30, 2012 consist of both residential and non-residential properties. These properties are evaluated regularly and have been written down to their estimated fair values less selling costs.

Mortgage Banking: C&F Mortgage Corporation reported net income of $419,000 for the second quarter of 2012, compared to $232,000 for the second quarter of 2011. For the first six months of 2012, C&F Mortgage Corporation reported net income of $837,000, compared to $569,000 for the first six months of 2011. Factors contributing to the improvements in financial results for the three months and six months ended June 30, 2012, relative to the same periods of 2011, were (1) higher gains on sales of loans and ancillary loan production fees, (2) higher interest income on loans held for sale and (3) lower legal and consulting fees.  Loan origination volume increased to $206.7 million in the second quarter of 2012, a 38.7 percent increase as compared to $149.0 million in the second quarter of 2011, and to $379.9 million in the first half of 2012, a 39.1 percent increase as compared to $273.1 million in the first half of 2011. For the second quarter of 2012, the amount of loan originations for refinancings and home purchases were $55.8 million and $150.9 million, respectively, compared to $21.5 million and $127.5 million, respectively, for the second quarter of 2011. For the first half of 2012, the amount of loan originations for refinancings and home purchases were $135.5  million and $244.5 million, respectively, compared to $60.1 million and $213.0 million, respectively, for the first half of 2011. The increases in loan originations are a result of the continued low interest rate environment that has led to increased mortgage borrowing and refinancing activity. These increases have led to correspondingly higher sales volume, which increased to $191.2 million for the second quarter of 2012, compared to $134.7 million during the second quarter of 2011, and which increased to $370.8 million for the first half of 2012, compared to $297.8 million during the first half of 2011. In connection with the higher sales volumes in 2012, the mortgage banking segment incurred higher production and income based compensation expense.

Consumer Finance: C&F Finance Company reported net income of $3.3 million for the second quarter of 2012, compared to net income of $3.2 million for the second quarter of 2011.  For the first six months of 2012, C&F Finance reported net income of $6.5 million, compared to net income of $6.1 million for the first six months of 2011. The improvements in financial results for 2012 resulted from a 9.5 percent and a 10.7 increase in average loans outstanding and the sustained low cost of the consumer finance segment’s variable-rate borrowings. These items were partially offset by (1) increases of $205,000 and $355,000 in the provision for loan losses for the three and six months ended June 30, 2012, respectively, resulting from loan growth and higher net charge-offs, (2) increases of $166,000 and $387,000 in personnel costs for the three and six months ended June 30, 2012, respectively, resulting from an increase in the number of personnel to support loan growth and (3) increases of $49,000 and $149,000 in occupancy expenses for the three and six months ended June 30, 2012, respectively, resulting from C&F Finance Company’s relocation in April 2011 to a larger leased headquarters building and depreciation and maintenance of technology to support growth. The allowance for loan losses as a percentage of consumer finance loans at June 30, 2012 was 7.92 percent, as compared with 7.94 percent at December 31, 2011. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the Consumer Finance segment’s loan portfolio.

Other and Eliminations: The net loss for the three months ended June 30, 2012 for this combined segment was $136,000, compared to a net loss of $145,000 for the three months ended June 30, 2011. The net loss for the first half of 2012 for this combined segment was $345,000, compared to a net loss of $349,000 for the first half of 2011. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management. Total shareholders’ equity was $93.9 million at June 30, 2012, compared to $96.1 million at December 31, 2011, which was a decrease of $2.2 million primarily attributable to the redemption of the Corporation’s Preferred Stock, as described below, which was offset in part by earnings in 2012. The Corporation paid cash dividends of 26 cents and 52 cents per common share during the second quarter and first half of 2012, respectively, which was a 20.8 percent and a 21.8 percent payout ratio of net income available to common shareholders for the second quarter and first half of 2012, respectively.

On April 11, 2012, the Corporation redeemed the remaining 10,000 shares of its Preferred Stock issued to Treasury in January 2009 under the CPP.  The redemption consisted of $10.0 million in liquidation value and $78,000 of accrued and unpaid dividends associated with the Preferred Stock.  As a result of this redemption, the Corporation will pay no future dividends on the Preferred Stock. The Corporation funded this redemption without raising additional capital because of its strong capital position and financial performance.  The redemption results in no dilution to common shareholders because no new capital was issued.  In connection with this redemption, the Corporation accelerated the accretion of the remaining Preferred Stock discount, which reduced net income available to common shareholders by approximately $151,000 in the second quarter of 2012, but eliminated any future accretion.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2012 and 2011. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$19,856	$82	1.65%	$19,909	$85	1.71%
Tax-exempt	118,709	1,797	6.06	119,086	1,856	6.26
Total securities	138,565	1,879	5.42	138,995	1,941	5.59
Loans, net	720,881	17,837	9.92	672,925	17,058	10.17
Interest-bearing deposits in other banks and Federal funds sold	10,558	5	0.19	22,465	16	0.29
Total earning assets	870,004	19,721	9.07	834,385	19,015	9.14
Allowance for loan losses	(35,180)			(29,195)
Total non-earning assets	91,591			97,676
Total assets	$926,415			$902,866

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$109,039	$97	0.36%	$109,228	$129	0.48%
Money market deposit accounts	92,975	90	0.39	75,521	135	0.71
Savings accounts	45,316	12	0.11	42,413	10	0.09
Certificates of deposit, $100 or more	138,831	546	1.58	131,495	663	2.02
Other certificates of deposit	164,072	637	1.56	173,644	819	1.89
Total time and savings deposits	550,233	1,382	1.00	532,301	1,756	1.32
Borrowings	159,961	1,215	3.04	159,332	1,212	3.04
Total interest-bearing liabilities	710,194	2,597	1.46	691,633	2,968	1.72
	>	>	>	>	>	>
Demand deposits	103,450			94,209
Other liabilities	20,275			19,472
Total liabilities	833,919			805,314
Shareholders’ equity	92,496			97,552
Total liabilities and shareholders’ equity	$926,415			$902,866
Net interest income		$17,124			$16,047
		>			>
Interest rate spread			7.60%			7.42%
Interest expense to average earning assets (annualized)			1.19%			1.43%
Net interest margin (annualized)			7.87%			7.71%

	Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$20,610	$168	1.63%	$20,316	$162	1.60%
Tax-exempt	118,652	3,595	6.06	117,133	3,665	6.26
Total securities	139,262	3,763	5.40	137,449	3,827	5.57
Loans, net	716,166	35,327	9.94	671,034	33,418	10.04
Interest-bearing deposits in other banks and Federal funds sold	12,971	13	0.20	25,772	31	0.24
Total earning assets	868,399	39,103	9.01	834,255	37,276	9.00
Allowance for loan losses	(34,648)			(29,206)
Total non-earning assets	92,318			96,342
Total assets	$926,069			$901,391

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$110,953	$239	0.43%	$112,457	$321	0.58%
Money market deposit accounts	89,745	190	0.43	73,416	265	0.73
Savings accounts	44,687	22	0.10	42,112	20	0.10
Certificates of deposit, $100 or more	139,025	1,187	1.72	132,559	1,336	2.03
Other certificates of deposit	166,293	1,361	1.65	174,805	1,669	1.93
Total time and savings deposits	550,703	2,999	1.09	535,349	3,611	1.36
Borrowings	159,489	2,437	3.06	159,708	2,421	3.03
Total interest-bearing liabilities	710,192	5,436	1.53	695,057	6,032	1.74
	>	>	>	>	>	>
Demand deposits	98,922			90,741
Other liabilities	21,450			19,879
Total liabilities	830,564			805,677
Shareholders’ equity	95,505			95,714
Total liabilities and shareholders’ equity	$926,069			$901,391
Net interest income		$33,667			$31,244
		>			>
Interest rate spread			7.47%			7.26%
Interest expense to average earning assets (annualized)			1.25%			1.45%
Net interest margin (annualized)			7.75%			7.55%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2012 from 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$(415)	$1,194	$779
Securities:
Taxable	(3)	—	(3)
Tax-exempt	(53)	(6)	(59)
Interest-bearing deposits in other banks and Federal funds sold	—	(11)	(11)
Total interest income	(471)	1,177	706

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(31)	(1)	(32)
Money market deposit accounts	(71)	26	(45)
Savings accounts	1	1	2
Certificates of deposit, $100 or more	(152)	35	(117)
Other certificates of deposit	(139)	(43)	(182)
Total time and savings deposits	(392)	18	(374)
Borrowings (including Trust preferred capital notes)	—	3	3
Total interest expense	(392)	21	(371)
Change in net interest income	$(79)	$1,156	$1,077

	Six Months Ended June 30, 2012 from 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest income:
Loans	$(1,361)	$3,270	$1,909
Securities:
Taxable	3	3	6
Tax-exempt	(117)	47	(70)
Interest-bearing deposits in other banks and Federal funds sold	—	(18)	(18)
Total interest income	(1,475)	3,302	$1,827

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(78)	(4)	(82)
Money market deposit accounts	(125)	50	(75)
Savings accounts	1	1	2
Certificates of deposit, $100 or more	(212)	63	(149)
Other certificates of deposit	(230)	(78)	(308)
Total time and savings deposits	(644)	32	(612)
Borrowings (including Trust preferred capital notes)	(157)	173	16
Total interest expense	(801)	205	(596)
Change in net interest income	$(674)	$3,097	$2,423

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2012 was $17.1 million, compared to $16.0 million for the three months ended June 30, 2011.  Net interest income, on a taxable-equivalent basis, for the first half of 2012 was $33.7 million, compared to $31.2 million for the first half of 2011. The higher net interest income during the second quarter of 2012, as compared to the same period of 2011, resulted from a 16 basis point increase in net interest margin to 7.87 percent, coupled with a 4.3 percent increase in average earning assets. The higher net interest income during the first half of 2012, as compared to the same period of 2011, resulted from a 20 basis point increase in net interest margin to 7.75 percent, coupled with a 4.1 percent increase in average earning assets. The increases in net interest margin for the three and six months ended June 30, 2012, compared to the same periods in 2011, were principally a result of decreases in the rates paid on savings and time deposits, partially offset by lower yields on loans and municipal securities. The decreases in rates paid on time and savings deposits were primarily a result of the sustained low interest rate environment, and the repricing of higher rate certificates of deposit as they matured to lower rates. In addition, the mix in interest-bearing deposits has shifted to shorter-term deposit accounts. The decreases in the yields on loans resulted primarily from higher average loans held for sale at the Mortgage Banking segment, which typically are lower yielding than loans held for investment. The increases in average loans held for sale offset the favorable effects of a changes in the mix of loans held for investment, namely increases in higher yielding average loans at the Consumer Finance segment and declines in lower yielding average loans at the Retail Banking segment resulted in higher yields on loans held for investment. The decline in the yields on securities resulted from calls and maturities of higher-yielding securities and purchases of municipal securities with lower yields in the current low interest rate environment.

Average loans, which includes both loans held for investment and loans held for sale, increased $48.0 million to $720.9 million for the quarter ended June 30, 2012 from $672.9 million for the second quarter of 2011.  Likewise average loans increased $45.1 million to $716.2 million for the first half of 2012 from $671.0 million for the first half of 2011. A portion of the increase occurred in the Mortgage Banking segment’s portfolio of loans held for sale, the average balance of which increased $28.0 million during the second quarter of 2012 and $27.2 million during the first half of 2012. This increase is indicative of the higher loan production due to the continued low interest rate environment that has led to increased mortgage borrowing and refinancing activity. In total, average loans to non-affiliates held for investment increased $19.9 million during the second quarter of 2012 and $17.9 million during the first six months of 2012, compared to the same respective periods of 2011. The Consumer Finance segment’s average loan portfolio, which increased $22.4 million during the second quarter of 2012 and $23.2 million during the first six months of 2012 increased as a result of robust demand in existing and new markets. The increases in average loans at the Consumer Finance segment were offset in part by decreases of $2.5 million during the second quarter of 2012 and $5.3 million during the first half of 2012 in the Retail Banking and Mortgage Banking segments’ portfolios of average loans held for investment. Loan production at the Retail Banking segment has been negatively affected by weak demand for new loans in the current economic environment and intensified competition for loans in our markets.

The overall yields on average loans decreased 25 basis points to 9.92 percent for the second quarter of 2012 and 10 basis points to 9.94 percent for the for the first half of 2012, when compared to the same periods in 2011, principally as a result of higher levels of lower-yielding Mortgage Banking loans held for sale as a percentage of total loans, as well as a slight decrease in the yield for the three months and six months ended June 30, 2012 on the Consumer Finance segment loans as a result of increased competition from institutions re-entering the automobile financing market.

Average securities available for sale decreased $430,000 in the second quarter of 2012 and increased $1.8 million in the first half of 2012 as compared to the same periods in 2011. The second quarter decrease in average securities available for sale and the slight increase in average securities available for sale during the first half of 2012, as compared to the same periods in 2011, reflect the effect of the lower interest rate environment on call activity, as well as on the availability of reinvestment opportunities that satisfy the investment portfolio’s role in managing interest rate sensitivity, providing liquidity and serving as an additional source of interest income. The lower yields on the available-for-sale securities portfolio during the second quarter and first half of 2012, compared to the same periods in 2011, resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding securities in the current low interest rate environment, as well as purchases of shorter-term securities with lower yields throughout 2011 and continuing into 2012.

Average interest-bearing deposits in other banks and Federal funds sold decreased $11.9 million and $12.8 million during the second quarter and first half of 2012, respectively, compared to the same periods in 2011, as a result of deploying excess liquidity to partially fund loan demand at the Mortgage Banking and Consumer Finance segments. The average yield on these overnight funds declined 10 basis points and 4 basis points during the second quarter and first half of 2012, respectively, compared to the same periods in 2011, as a result of the continuing low interest rate environment.

Average interest-bearing time and savings deposits increased $17.9 million in the second quarter of 2012 and $15.4 million in the first half of 2012, compared to the same periods in 2011, mainly due to a shift to shorter-term interest-bearing demand and money market deposit accounts, which allows depositors greater flexibility for funds management and investing decisions in this low interest rate environment. The average cost of deposits declined 32 basis points for the second quarter of 2012 and 27 basis points for the first half of 2012, compared to the same periods in 2011, because time deposits that matured throughout 2011 and into 2012 repriced at lower interest rates or were not renewed, interest rates paid on interest-bearing demand and money market deposit accounts decreased as a result of the sustained low interest rate environment, and the balances of shorter-term savings and money market deposits, which pay a lower interest rate, increased.

Average borrowings increased $629,000 in the second quarter of 2012 and decreased $219,000 in the first half of 2012, compared to the same periods in 2011. These minimal changes in average borrowings reflect that funding needs for the growth in average earning assets during 2012 have been met through the utilization of excess liquidity and the growth in average deposits during 2012. There were minimal changes in the average cost of borrowings because of the stable low interest rate environment.

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

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,718	$—	$—	$4,718
Service charges on deposit accounts	825	—	—	—	825
Other service charges and fees	608	941	2	57	1,608
Gains on calls of available for sale securities	8	—	—	—	8
Other income	23	38	232	277	570
Total noninterest income	$1,464	$5,697	$234	$334	$7,729

(Dollars in thousands)	Three Months Ended June 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,696	$—	$—	$3,696
Service charges on deposit accounts	846	—	—	—	846
Other service charges and fees	576	699	2	37	1,314
Gains on calls of available for sale securities	—	—	—	—	—
Other income	79	4	155	264	502
Total noninterest income	$1,501	$4,399	$157	$301	$6,358

(Dollars in thousands)	Six Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$8,821	$—	$—	$8,821
Service charges on deposit accounts	1,626	—	—	—	1,626
Other service charges and fees	1,178	1,701	6	91	2,976
Gains on calls of available for sale securities	8	—	—	—	8
Other income	218	394	488	581	1,681
Total noninterest income	$3,030	$10,916	$494	$672	$15,112

(Dollars in thousands)	Six Months Ended June 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$7,496	$—	$—	$7,496
Service charges on deposit accounts	1,694	—	—	—	1,694
Other service charges and fees	1,095	1,228	4	79	2,406
Gains on calls of available for sale securities	—	—	—	—	—
Other income	186	214	335	484	1,219
Total noninterest income	$2,975	$8,938	$339	$563	$12,815

Total noninterest income increased $1.4 million, or 21.6 percent, in the second quarter of 2012 and $2.3 million, or 17.9 percent, in the first half of 2012, compared to the same periods in 2011. These increases resulted from higher gains on sales of loans and ancillary loan production fees at the Mortgage Banking segment due to the increase in loan originations and sales, coupled with increases in other income from higher activity-based debit card interchange fees at the Retail Banking segment and higher investment services fees at C&F Investment Services. Partially offsetting these increases was a decline in the Retail Banking segment’s service charges on deposit accounts, which resulted from lower overdraft fees during the second quarter and first half of 2012.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,742	$3,810	$1,846	$198	$9,596
Occupancy expenses	974	485	213	5	1,677
Other expenses:
OREO expenses	200	—	—	—	200
Provision for indemnification losses	—	330	—	—	330
Other expenses	1,688	798	838	100	3,424
Total other expenses	1,888	1,128	838	100	3,954
Total noninterest expenses	$6,604	$5,423	$2,897	$303	$15,227

(Dollars in thousands)	Three Months Ended June 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,586	$2,978	$1,674	$192	$8,430
Occupancy expenses	979	461	164	7	1,611
Other expenses:
OREO expenses	419	11	—	—	430
Provision for indemnification losses	—	175	—	—	175
Other expenses	1,819	709	714	81	3,323
Total other expenses	2,238	895	714	81	3,928
Total noninterest expenses	$6,803	$4,334	$2,552	$280	$13,969

(Dollars in thousands)	Six Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consume Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,748	$7,393	$3,722	$475	$19,338
Occupancy expenses	2,006	961	418	13	3,398
Other expenses:
OREO expenses	442	—	—	—	442
Provision for indemnification losses	—	455	—	—	455
Other expenses	3,324	1,529	1,556	242	6,651
Total other expenses	3,766	1,984	1,556	242	7,548
Total noninterest expenses	$13,519	$10,338	$5,696	$731	$30,284

(Dollars in thousands)	Six Months Ended June 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,486	$5,723	$3,329	$384	$16,922
Occupancy expenses	1,908	947	269	13	3,137
Other expenses:
OREO expenses	776	11	—	—	787
Provision for indemnification losses	—	406	—	—	406
Other expenses	3,529	1,543	1,370	224	6,666
Total other expenses	4,305	1,960	1,370	224	7,859
Total noninterest expenses	$13,699	$8,630	$4,968	$621	$27,918

Total noninterest expenses increased $1.3 million, or 9.0 percent, in the second quarter of 2012 and $2.4 million, or 8.5 percent, in the first half of 2012, compared to the same periods in 2011. These increases resulted primarily from higher personnel costs at (1) the Retail Banking segment due to increased staffing in the branch network to support customer service initiatives, (2) the Mortgage Banking segment due to higher production and income based compensation, which resulted from the increase in loan production and sales during the second quarter and first half of 2012, as well as higher non-production compensation in order to manage the increasingly complex regulatory environment in which the mortgage banking segment operates and (3) the Consumer Finance segment due to an increase in the number of personnel to support loan growth. In addition, there were increases in occupancy expense during the second quarter and first half of 2012 as compared to the same periods of 2011 at the Consumer Finance segment due to the relocation in April 2011 to a larger leased headquarters building and depreciation and maintenance of technology to support growth. The Mortgage Banking segment recognized higher provisions for indemnification losses during the second quarter and first half of 2012 as compared to the same periods of 2011 as a result of higher sales volumes during both periods of 2012. These increases were partially offset by lower (1) FDIC insurance premiums and loan and OREO expenses at the Retail Banking segment and (2) legal and consulting fees at the Mortgage Banking segment.

Income Taxes

Income tax expense for the second quarter of 2012 totaled $2.0 million, resulting in an effective tax rate of 31.9 percent, compared to $1.3 million and 29.9 percent for the second quarter of 2011. Income tax expense for the first half of 2012 totaled $3.7 million, resulting in an effective tax rate of 31.7 percent, compared to $2.6 million and 30.1 percent for the first half of 2011. The increases in the effective tax rates during the second quarter and first half of 2012 were a result of higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes and do not generate tax-exempt income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011
Allowance, beginning of period	$34,757	$28,765
Provision for loan losses:
Retail Banking segment	750	1,500
Mortgage Banking segment	30	15
Consumer Finance segment	2,080	1,875
Total provision for loan losses	2,860	3,390
Loans charged off:
Real estate—residential mortgage	516	138
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	402	949
Equity lines	—	—
Consumer	81	97
Consumer finance	1,902	1,426
Total loans charged off	2,901	2,610
Recoveries of loans previously charged off:
Real estate—residential mortgage	13	3
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	1	4
Equity lines	—	—
Consumer	50	19
Consumer finance	677	640
Total recoveries	741	666
Net loans charged off	2,160	1,944
Allowance, end of period	$35,457	$30,211
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.92%	1.14%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	1.90%	1.34%

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Allowance, beginning of period	$33,677	$28,840
Provision for loan losses:
Retail Banking segment	1,500	2,550
Mortgage Banking segment	105	35
Consumer Finance segment	3,980	3,625
Total provision for loan losses	5,585	6,210
Loans charged off:
Real estate—residential mortgage	638	283
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	402	2,530
Equity lines	121	9
Consumer	171	167
Consumer finance	4,102	3,115
Total loans charged off	5,434	6,104
Recoveries of loans previously charged off:
Real estate—residential mortgage	23	14
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	36	21
Equity lines	—	—
Consumer	99	41
Consumer finance	1,471	1,189
Total recoveries	1,629	1,265
Net loans charged off	3,805	4,839
Allowance, end of period	$35,457	$30,211
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.58%	1.42%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.08%	1.67%

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 discloses the allocation of the allowance for loan losses at June 30, 2012 and December 31, 2011.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	June 30, 2012	December 31, 2011
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,340	$2,379
Real estate—construction 1	386	480
Commercial, financial and agricultural 2	10,591	10,040
Equity lines	921	912
Consumer	323	319
Consumer finance	20,896	19,547
Balance	$35,457	$33,677

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

●	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$140,665	$2,110	$2,437	$1,044	$146,256
Real estate—construction 2	2,116	—	2,867	—	4,983
Commercial, financial and agricultural 3	168,366	19,807	17,351	9,895	215,419
Equity lines	31,204	1,436	841	9	33,490
Consumer	5,270	26	852	—	6,148
	$347,621	$23,379	$24,348	$10,948	$406,296

(Dollars in thousands)	Performing	Nonperforming	Total
Consumer finance	$263,523	$259	$263,782

1	At June 30, 2012, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate—construction 2	2,867	—	2,870	—	5,737
Commercial, financial and agricultural 3	164,448	18,787	20,931	8,069	212,235
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$245,924	$381	$246,305

1	At December 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses increased $431,000 since December 31, 2011, and the provision for loan losses at these combined segments decreased $980,000 during the first half of 2012, compared to the same period in 2011. The allowance for loan losses to total loans for these combined segments increased to 3.58 percent at June 30, 2012, compared to 3.49 percent at December 31, 2011. The increase in this ratio since 2011 year end was a function of lower net charge-offs during the first six months of 2012, loan growth in the higher-risk commercial, financial and agricultural loans segment of the Retail Banking segment’s loan portfolio, and the increase in substandard nonaccrual loans. Substandard nonaccrual loans increased slightly to $10.9 million at June 30, 2012 from $10.6 million at December 31, 2011; however, substandard nonaccrual loans decreased $3.4 million during the second quarter from $14.0 million at March 31, 2012. The increase from December 31, 2011 to March 31, 2012 was concentrated in the commercial sector of the Retail Banking segment’s loan portfolio to which we have allocated the largest portion of the Retail Banking segment’s loan loss allowance, and was attributable to one commercial relationship secured by undeveloped residential property, which had been classified as substandard at December 31, 2011 and was placed on substandard nonaccrual status during the first quarter of 2012. This commercial relationship remains in substandard nonaccrual status at June 30, 2012, and the decline since March 31, 2012 was attributable to other nonperforming loan pay-offs, charge-offs and transfers to foreclosed properties. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $20.9 million at June 30, 2012 from $19.5 million at December 31, 2011, and its provision for loan losses increased $355,000 during the first half of 2012, compared to the same period in 2011. The allowance for loan losses as a percentage of loans at June 30, 2012 was 7.92 percent, as compared with 7.94 percent at December 31, 2011. The increase in the provision for loan losses during the first six months of 2012 was primarily attributable to higher net charge-offs, the level of which was slightly higher than the historically lower levels we had been experiencing. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at June 30, 2012 and December 31, 2011.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking Segments

(Dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans* - Retail Banking	$10,948	$10,011
Nonaccrual loans - Mortgage Banking	369	621
OREO** - Retail Banking	5,236	6,059
OREO** - Mortgage Banking	—	—
Total nonperforming assets	$16,553	$16,691
Accruing loans past due for 90 days or more	$296	$68
Troubled debt restructurings	$15,772	$17,094
Total loans	$406,296	$404,356
Allowance for loan losses	$14,561	$14,130
Nonperforming assets to total loans and OREO*	4.02%	4.07%
Allowance for loan losses to total loans	3.58	3.49
Allowance for loan losses to nonaccrual loans	128.67	132.90

*	Nonaccrual loans include nonaccrual TDRs of $7.5 million at June 30, 2012 and $8.44 million at December 31, 2011.
**	OREO is recorded at its estimated fair value less cost to sell.

 Consumer Finance Segment

(Dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans	$259	$381
Accruing loans past due for 90 days or more	$—	$—
Total loans	$263,782	$246,305
Allowance for loan losses	$20,896	$19,547
Nonaccrual consumer finance loans to total consumer finance loans	0.10%	0.15%
Allowance for loan losses to total consumer finance loans	7.92	7.94

Nonperforming assets of the combined Retail Banking and Mortgage Banking segments totaled $16.6 million at June 30, 2012, compared to $16.7 million at December 31, 2011. Nonperforming assets at June 30, 2012 included $10.9 million of nonaccrual loans at the Retail Banking segment, compared to $10.0 million at December 31, 2011, and $5.2 million of foreclosed, or OREO, properties, compared to $6.1 million at December 31, 2011. Nonaccrual loans primarily consisted of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties. The increase in nonaccrual loans from December 31, 2011 to June 30, 2012 was attributable to one $2.8 million commercial relationship secured by undeveloped residential property, which had been classified as substandard at December 31, 2011 and was placed on substandard nonaccrual status during the first quarter of 2012. The increase in nonaccrual loans attributable to this relationship was partially offset by loan pay-offs, charge-offs and transfers to foreclosed properties. Specific reserves of $2.7 million have been established for nonaccrual loans. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. OREO properties at June 30, 2012 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. The decline in OREO properties since December 31, 2011 resulted from sales during the first half of 2012 as the Corporation continues to focus efforts on disposing of OREO property, offset in part by transfers from loans to OREO.

Nonaccrual loans at the Consumer Finance segment decreased to $259,000 at June 30, 2012 from $381,000 at December 31, 2011. As noted above, the allowance for loan losses at the Consumer Finance segment increased from $19.5 million at December 31, 2011 to $20.9 million at June 30, 2012, and the ratio of the allowance for loan losses to total consumer finance loans was 7.92 percent as of June 30, 2012, as compared with 7.94 percent at December 31, 2011. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which include TDRs of $15.8 million, and the related allowance at June 30, 2012, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,272	$2,309	$426	$2,298	$66
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,084	5,329	1,447	5,409	74
Land acquisition and development lending	8,185	8,185	2,031	8,290	176
Builder line lending	1,919	1,919	455	1,920	—
Commercial business lending	636	639	145	642	6
Equity lines	—	—	—	—	—
Consumer	432	432	65	432	8
Total	$18,528	$18,813	$4,569	$18,991	$330

Impaired loans, which include TDRs of $17.1 million, and the related allowance at December 31, 2011, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition and development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

The balance of impaired loans was $18.5 million, including $15.8 million of TDRs at June 30, 2012, for which there were specific valuation allowances of $4.6 million. At December 31, 2011, the balance of impaired loans was $18.1 million, including $17.1 million of TDRs, for which there were specific valuation allowances of $4.0 million. The Corporation has no obligation to fund additional advances on its impaired loans. The increase in impaired loans from December 31, 2011 to June 30, 2012 was primarily due to one commercial relationship secured by undeveloped residential property, which was transferred to substandard nonaccrual status in the first quarter of 2012.

TDRs declined from $17.1 million at December 31, 2011 to $15.8 million at June 30, 2012 as a result of scheduled payments, pay-offs and charge-offs. As the Retail Banking segment’s loan portfolio remains under credit quality pressure, the Corporation may use loan modifications as a responsible approach to managing asset quality when working with borrowers who are experiencing financial difficulty, which may result in additional TDRs.

TDRs at June 30, 2012 and December 31, 2011 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	June 30, 2012	December 31, 2011
Accruing TDRs	$8,267	$8,653
Nonaccrual TDRs1	7,505	8,441
Total TDRs2	$15,772	$17,094

1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At June 30, 2012, the Corporation had total assets of $949.7 million compared to $928.1 million at December 31, 2011. The increase was principally a result of loan growth at the Consumer Finance segment and an increase in loans held for sale at the Mortgage Banking segment, which were offset in part by a decline in the Retail Banking segment’s securities portfolio resulting from maturities and calls during the first half of 2012.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$146,256	22%	$147,135	22%
Real estate – construction 1	4,983	1	5,737	1
Commercial, financial and agricultural 2	215,419	32	212,235	33
Equity lines	33,490	5	33,192	5
Consumer	6,148	1	6,057	1
Consumer finance	263,782	39	246,305	38
Total loans	670,078	100%	650,661	100%
Less allowance for loan losses	(35,457)		(33,677)
Total loans, net	$634,621		$616,984

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The increase in total loans held for investment occurred in the commercial, financial and agricultural segment as a result of growth in commercial real estate loans and in the consumer finance category as a result of increased demand for automobiles and increased market penetration.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2012 and December 31, 2011, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$13,532	10%	$15,283	10%
Mortgage-backed securities	2,707	2	2,216	2
Obligations of states and political subdivisions	124,955	88	127,079	88
Total debt securities	141,194	100	144,578	100
Preferred stock	95	*	68	*
Total available for sale securities at fair value	$141,289	100%	$144,646	100%

*	Less than one percent.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $657.4 million at June 30, 2012, compared to $646.4 million at December 31, 2011. The increase from December 31, 2011 occurred primarily in noninterest-bearing demand deposits, which increased $13.9 million, or 14.5 percent, from December 31, 2011 to June 30, 2012, due to higher account balances for both personal and business depositors. Savings and interest-bearing demand deposits increased $12.9 million, or 5.3 percent, since December 31, 2011, while time deposits declined $15.7 million, or 5.1 percent, since December 31, 2011. This shift in the mix of deposits to shorter-term, lower rate interest-bearing demand deposits has occurred as depositors are positioning for flexibility in the availability of their funds in the event of an upward shift in interest rates. The Corporation had $1.7 million in brokered money market deposits outstanding at June 30, 2012, compared to no brokered deposits at December 31, 2011. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings totaled $176.0 million at June 30, 2012, compared to $161.2 million at December 31, 2011, as the Corporation used short-term borrowings to meet the short-term funding needs at the Mortgage Banking segment.

Off-Balance Sheet Arrangements

As of June 30, 2012, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

As of June 30, 2012, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at June 30, 2012 totaled $52.8 million, compared to $49.2 million at December 31, 2011. The Corporation’s funding sources, including the capacity, amount outstanding and amount available at June 30, 2012 are presented in Table 13: Funding Sources.

TABLE 13: Funding Sources

	June 30, 2012
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$16,627	$42,373
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	111,194	52,500	58,694
Borrowings from Federal Reserve Bank	48,648	—	48,648
Revolving line of credit	120,000	75,487	44,513
Total	$343,842	$149,614	$194,228

We have no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are also available that can be pledged as collateral for future borrowings from the Federal Reserve Bank and the FHLB above the current lendable collateral value. From December 31, 2011 to June 30, 2012, the Corporation’s available funding from the sources identified in Table 13 decreased from $221.9 million to $194.2 million. This decline resulted primarily from the utilization of federal funds purchased to meet the short-term funding needs of the Mortgage Banking segment. We do not believe this decrease represents a material change to our liquidity position.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total Capital (to Risk-Weighted Assets)
Corporation	$110,584	15.6%	$56,646	8.0%	N/A	N/A
Bank	108,372	15.4	56,455	8.0	$70,569	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	101,405	14.3	28,323	4.0	N/A	N/A
Bank	99,222	14.1	28,228	4.0	42,341	6.0
Tier 1 Capital (to Average Assets)
Corporation	101,405	11.0	36,728	4.0	N/A	N/A
Bank	99,222	10.8	36,708	4.0	45,885	5.0

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Corporation	$113,427	16.4%	$55,205	8.0%	N/A	N/A
Bank	111,029	16.2	54,999	8.0	$68,749	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,492	15.1	27,603	4.0	N/A	N/A
Bank	102,126	14.9	27,500	4.0	41,249	6.0
Tier 1 Capital (to Average Assets)
Corporation	104,492	11.5	36,362	4.0	N/A	N/A
Bank	102,126	11.3	36,252	4.0	45,315	5.0

On April 11, 2012, the Corporation redeemed the remaining 10,000 shares of its Preferred Stock issued to Treasury in January 2009 under the CPP.  The redemption consisted of $10.0 million in liquidation value and $78,000 of accrued and unpaid dividends associated with the Preferred Stock.  As a result of this redemption, the Corporation will pay no future dividends on the Preferred Stock.  Further, in connection with this redemption, the Corporation accelerated the accretion of the remaining preferred stock discount, which reduced net income available to common shareholders by approximately $151,000 in the second quarter of 2012, but eliminated any future accretion.

The Corporation’s Tier One Capital and Total Capital presented in Table 14 include $20.0 million of trust preferred securities. The Federal Reserve Board, acting in concert with the other federal banking regulatory agencies, has published proposed rules that, if adopted, would generally implement the Basel III capital standards and impose upon bank holding companies with under $15 billion in total consolidated assets a ten-year phase-out period for trust preferred securities from Tier 1 capital. The Corporation anticipates that the Federal Reserve Board will adopt a final version of these proposed rules in the near future.

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

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no purchases of the Corporation’s Common Stock during 2012.

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

C&F FINANCIAL CORPORATION
(Registrant)

Date	August 7, 2012	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	August 7, 2012	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)