Form 10-Q
period 2012-09-30
C & F FINANCIAL CORP
filed 2012-11-08
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 1, 2012, the latest practicable date for determination, 3,233,059 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and due from banks	$6,100	$5,787
Interest-bearing deposits in other banks	7,649	4,723
Federal funds sold	—	997
Total cash and cash equivalents	13,749	11,507
Securities-available for sale at fair value, amortized cost of $131,438 and $137,575, respectively	140,608	144,646
Loans held for sale, net	78,072	70,062
Loans, net of allowance for loan losses of $34,990 and $33,677, respectively	646,236	616,984
Federal Home Loan Bank stock, at cost	3,744	3,767
Corporate premises and equipment, net	27,627	28,462
Other real estate owned, net of valuation allowance of $4,547 and $3,927, respectively	4,621	6,059
Accrued interest receivable	5,594	5,242
Goodwill	10,724	10,724
Other assets	30,844	30,671
Total assets	$961,819	$928,124

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand deposits	$116,636	$95,556
Savings and interest-bearing demand deposits	254,976	242,917
Time deposits	292,600	307,943
Total deposits	664,212	646,416
Short-term borrowings	17,371	7,544
Long-term borrowings	132,987	132,987
Trust preferred capital notes	20,620	20,620
Accrued interest payable	921	1,111
Other liabilities	27,231	23,356
Total liabilities	863,342	832,034

Shareholders’ equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 0 and 10,000 shares issued and outstanding, respectively)	—	10
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,227,311 and 3,178,510 shares issued and outstanding, respectively)	3,134	3,091
Additional paid-in capital	4,861	13,438
Retained earnings	85,747	76,167
Accumulated other comprehensive income, net	4,735	3,384
Total shareholders’ equity	98,477	96,090
Total liabilities and shareholders’ equity	$961,819	$928,124

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$18,284	$17,611	$53,584	$51,000
Interest on money market investments	2	7	15	38
Interest and dividends on securities
U.S. government agencies and corporations	49	50	158	156
Tax-exempt obligations of states and political subdivisions	1,141	1,222	3,514	3,641
Corporate bonds and other	29	28	88	84
Total interest income	19,505	18,918	57,359	54,919

Interest expense
Savings and interest-bearing deposits	184	247	634	853
Certificates of deposit, $100 or more	452	677	1,639	2,013
Other time deposits	565	785	1,926	2,454
Borrowings	960	975	2,900	2,907
Trust preferred capital notes	250	247	747	736
Total interest expense	2,411	2,931	7,846	8,963

Net interest income	17,094	15,987	49,513	45,956
Provision for loan losses	2,965	4,075	8,550	10,285

Net interest income after provision for loan losses	14,129	11,912	40,963	35,671

Noninterest income
Gains on sales of loans	6,203	4,282	15,024	11,778
Service charges on deposit accounts	823	915	2,449	2,609
Other service charges and fees	1,685	1,370	4,661	3,776
Net gains on calls of available for sale securities	3	1	11	1
Other income	856	572	2,537	1,550
Total noninterest income	9,570	7,140	24,682	19,714

Noninterest expenses
Salaries and employee benefits	11,001	7,965	30,339	24,887
Occupancy expenses	1,701	1,644	5,099	4,781
Other expenses	4,285	4,314	11,833	11,932
Total noninterest expenses	16,987	13,923	47,271	41,600

Income before income taxes	6,712	5,129	18,374	13,785
Income tax expense	2,179	1,616	5,880	4,220

Net income	4,533	3,513	12,494	9,565
Effective dividends on preferred stock	—	458	311	1,037

Net income available to common shareholders	$4,533	$3,055	$12,183	$8,528

Per common share data
Net income – basic	$1.41	$0.97	$3.80	$2.72
Net income – assuming dilution	$1.36	$0.96	$3.69	$2.69
Cash dividends declared	$0.27	$0.25	$0.79	$0.75
Weighted average number of shares – basic	3,220,906	3,141,926	3,206,739	3,132,332
Weighted average number of shares – assuming dilution	3,332,970	3,174,369	3,298,030	3,166,930

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,533	$3,513	$12,494	$9,565
Other comprehensive income, net:
Changes in defined benefit plan assets and benefit obligations, net	7	4	19	11
Unrealized loss on cash flow hedging instruments, net	(16)	(161)	(32)	(245)
Unrealized holding gains on securities, net of reclassification adjustment	459	1,694	1,364	3,840
Comprehensive income, net	$4,983	$5,050	$13,845	$13,171

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2011	$10	$3,091	$13,438	$76,167	$3,384	$96,090
Comprehensive income:
Net income	—	—	—	12,494	—	12,494
Other comprehensive income, net	—	—	—	—	1,351	1,351
Comprehensive income	—	—	—	—	—	13,845
Stock options exercised	—	36	763	—	—	799
Share-based compensation	—	—	365	—	—	365
Restricted stock vested	—	3	(3)	—	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Accretion of preferred stock discount	—	—	172	(172)	—	—
Common stock issued	—	4	116	—	—	120
Cash dividends paid – common stock ($0.79 per share)	—	—	—	(2,539)	—	(2,539)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(203)	—	(203)
Balance September 30, 2012	$—	$3,134	$4,861	$85,747	$4,735	$98,477

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2010	$20	$3,032	$22,112	$67,542	$71	$92,777
Comprehensive income:
Net income	—	—	—	9,565	—	9,565
Other comprehensive income, net	—	—	—	—	3,606	3,606
Comprehensive income	—	—	—	—	—	13,171
Stock options exercised	—	8	134	—	—	142
Share-based compensation	—	—	251	—	—	251
Restricted stock vested	—	5	(5)	—	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Accretion of preferred stock discount	—	—	311	(311)	—	—
Common stock issued	—	2	1	—	—	3
Cash dividends paid – common stock ($0.75 per share)	—	—	—	(2,347)	—	(2,347)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(725)	—	(725)
Balance September 30, 2011	$10	$3,047	$12,814	$73,724	$3,677	$93,272

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$12,494	$9,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,690	1,553
Provision for loan losses	8,550	10,285
Provision for indemnifications	955	552
Provision for other real estate owned losses	800	711
Share-based compensation	365	251
Accretion of discounts and amortization of premiums on securities, net	548	581
Net realized gain on calls of securities	(11)	(1)
Realized gain on sales of other real estate owned	(54)	(87)
Proceeds from sales of loans held for sale	611,449	458,486
Origination of loans held for sale	(619,459)	(427,710)
Change in other assets and liabilities:
Accrued interest receivable	(352)	(77)
Other assets	(898)	(232)
Accrued interest payable	(190)	(40)
Other liabilities	2,896	(4,143)
Net cash provided by operating activities	18,783	49,694

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	28,334	21,768
Purchases of securities available for sale	(22,733)	(27,958)
Redemption of Federal Home Loan Bank stock	23	89
Net increase in customer loans	(38,355)	(30,501)
Other real estate owned improvements	(205)	--
Proceeds from sales of other real estate owned	1,450	7,851
Purchases of corporate premises and equipment, net	(855)	(1,578)
Net cash used in investing activities	(32,341)	(30,329)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	33,139	9,674
Net (decrease) increase in time deposits	(15,343)	2,558
Net increase (decrease) in borrowings	9,827	(4,716)
Issuance of common stock	919	145
Redemption of preferred stock	(10,000)	(10,000)
Cash dividends	(2,742)	(3,072)
Net cash provided by (used in) financing activities	15,800	(5,411)

Net increase in cash and cash equivalents	2,242	13,954
Cash and cash equivalents at beginning of period	11,507	9,680
Cash and cash equivalents at end of period	$13,749	$23,634

Supplemental disclosure
Interest paid	$8,036	$9,003
Income taxes paid	6,536	5,658
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$2,099	$5,908
Loans transferred to other real estate owned	553	4,039
Pension adjustment	27	16
Unrealized loss on cash flow hedging instrument	(51)	(398)

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

Share-Based Compensation: Compensation expense for the third quarter and first nine months of 2012 included net expense of $123,000 ($76,000 after tax) and $365,000 ($226,000 after tax), respectively, for restricted stock granted since 2007. As of September 30, 2012, there was $1.23 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2012 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2012	87,125	$22.59
Granted	11,775	$29.81
Vested	(3,650)	$19.82
Cancelled	(2,050)	$22.70
Unvested, September 30, 2012	93,200	$23.60

Stock option activity during the nine months ended September 30, 2012 and stock options outstanding at September 30, 2012 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2012	325,067	$36.68	3.0
Exercised	(35,235)	22.69
Options outstanding and exercisable at September 30, 2012	289,832	$38.38	2.5	$454

*	Weighted average

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

NOTE 2: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	September 30, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$12,713	$22	$(5)	$12,730
Mortgage-backed securities	2,385	79	—	2,464
Obligations of states and political subdivisions	116,313	9,114	(53)	125,374
Preferred stock	27	15	(2)	40
	$131,438	$9,230	$(60)	$140,608

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$15,248	$39	$(4)	$15,283
Mortgage-backed securities	2,135	81	—	2,216
Obligations of states and political subdivisions	120,165	6,998	(84)	127,079
Preferred stock	27	41	—	68
	$137,575	$7,159	$(88)	$144,646

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at September 30, 2012, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2012
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,396	$23,573
Due after one year through five years	38,985	40,971
Due after five years through ten years	45,386	49,685
Due after ten years	23,644	26,339
Preferred stock	27	40
	$131,438	$140,608

Proceeds from the maturities, calls and sales of securities available for sale for the nine months ended September 30, 2012 were $28.33 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $92.41 million and an aggregate fair value of $99.82 million were pledged at September 30, 2012. Securities with an aggregate amortized cost of $106.97 million and an aggregate fair value of $112.66 million were pledged at December 31, 2011.

Securities in an unrealized loss position at September 30, 2012, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$3,320	$5	$—	$—	$3,320	$5
Obligations of states and political subdivisions	4,071	51	450	2	4,521	53
Subtotal – debt securities	7,391	56	450	2	7,841	58
Preferred stock	10	2	—	—	10	2
Total temporarily impaired securities	$7,401	$58	$450	$2	$7,851	$60

There are 25 debt securities with fair values totaling $7.84 million, and one equity security with a fair value of $10,000 considered temporarily impaired at September 30, 2012. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates.  During the third quarter of 2012, the municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, experienced rising securities prices as investor demand for municipal bonds continued to be strong given attractive municipal bond yields relative to U.S. Treasuries, and the supply of  municipal bonds has been relatively limited. The vast majority of the Corporation’s municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt service obligations. At September 30, 2012, approximately 96 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service. Of those in a net unrealized loss position, approximately 87 percent were rated, as measured by market value, “A” or better at September 30, 2012. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2012 and no other-then-temporary impairment has been recognized.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.74 million at September 30, 2012 and $3.77 million at December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2012 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Real estate – residential mortgage	$148,934	$147,135
Real estate – construction 1	4,628	5,737
Commercial, financial and agricultural 2	216,770	212,235
Equity lines	33,787	33,192
Consumer	6,187	6,057
Consumer finance	270,920	246,305
	681,226	650,661
Less allowance for loan losses	(34,990)	(33,677)
Loans, net	$646,236	$616,984

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $244,000 and $299,000 of demand deposit overdrafts at September 30, 2012 and December 31, 2011, respectively.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Real estate – residential mortgage	$1,101	$2,440
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	4,561	5,093
Land acquisition and development lending	7,460	—
Builder line lending	527	2,303
Commercial business lending	736	673
Equity lines	48	123
Consumer	375	—
Consumer finance	631	381
Total loans on nonaccrual status	$15,439	$11,013

The past due status of loans as of September 30, 2012 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$958	$1,149	$449	$2,556	$146,378	$148,934	$100
Real estate – construction:
Construction lending	—	—	—	—	3,249	3,249	—
Consumer lot lending	—	—	—	—	1,379	1,379	—
Commercial, financial and agricultural:
Commercial real estate lending	476	347	325	1,148	121,943	123,091	237
Land acquisition and development lending	1,844	—	2,031	3,875	33,532	37,407	—
Builder line lending	—	—	—	—	16,035	16,035	—
Commercial business lending	202	40	—	242	39,995	40,237	—
Equity lines	116	92	—	208	33,579	33,787	—
Consumer	4	—	377	381	5,806	6,187	1
Consumer finance	7,048	1,667	631	9,346	261,574	270,920	—
Total	$10,648	$3,295	$3,813	$17,756	$663,470	$681,226	$338

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

The past due status of loans as of December 31, 2011 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,270	$1,445	$533	$3,248	$143,887	$147,135	$65
Real estate – construction:
Construction lending	—	—	—	—	5,084	5,084	—
Consumer lot lending	—	—	—	—	653	653	—
Commercial, financial and agricultural:
Commercial real estate lending	986	1,311	—	2,297	114,475	116,772	—
Land acquisition and development lending	—	—	—	—	32,645	32,645	—
Builder line lending	—	—	—	—	17,637	17,637	—
Commercial business lending	480	—	—	480	44,701	45,181	—
Equity lines	69	90	33	192	33,000	33,192	—
Consumer	13	—	—	13	6,044	6,057	3
Consumer finance	5,327	1,041	381	6,749	239,556	246,305	—
Total	$8,145	$3,887	$947	$12,979	$637,682	$650,661	$68

For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

Impaired loans, which included troubled debt restructurings (TDRs) of $17.85 million, and the related allowance at September 30, 2012, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,249	$2,294	$438	$2,278	$30
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	8,710	8,982	1,737	9,159	62
Land acquisition and development lending	7,460	7,860	1,732	8,176	59
Builder line lending	511	1,411	—	1,589	—
Commercial business lending	627	631	55	638	3
Equity lines	—	—	—	—	—
Consumer	323	323	48	324	4
Total	$19,880	$21,501	$4,010	$22,164	$158

The Corporation has no obligation to fund additional advances on its impaired loans.

Impaired loans, which included TDRs of $17.09 million, and the related allowance at December 31, 2011 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition and development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Real estate-residential mortgage-interest reduction	$—	$86	$122	$629
Real estate-residential mortgage-interest rate concession	—	285	—	306
Commercial, financial and agricultural:
Commercial real estate lending – interest reduction	—	—	—	176
Commercial real estate lending – interest rate concession	3,853	3,559	4,226	3,922
Builder line lending-interest rate concession	—	—	—	2,285
Commercial business lending-interest rate concession	—	99	—	99
Consumer-interest reduction	—	—	108	—
Total	$3,853	$4,029	$4,456	$7,417

TDR payment defaults during three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Real estate-residential mortgage	$83	$—	$83	$153
Commercial, financial and agricultural:
Commercial real estate lending	—	—	363	—
Builder line lending	—	—	88	—
Consumer	—	—	—	5
Total	$83	$—	$534	$158

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2012.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2011	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Provision charged to operations	714	(94)	1,219	130	116	6,465	8,550
Loans charged off	(780)	—	(1,874)	(120)	(245)	(6,731)	(9,750)
Recoveries of loans previously charged off	27	—	120	79	155	2,132	2,513
Balance at September 30, 2012	$2,340	$386	$9,505	$1,001	$345	$21,413	$34,990

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2011.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance December 31, 2010	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Provision charged to operations	1,446	153	2,508	539	139	5,500	10,285
Loans charged off	(648)	—	(2,541)	(9)	(247)	(5,210)	(8,655)
Recoveries of loans previously charged off	90	—	149	—	71	1,810	2,120
Balance September 30, 2011	$2,330	$734	$8,804	$910	$270	$19,542	$32,590

The following table presents, as of September 30, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at September 30, 2012	$2,340	$386	$9,505	$1,001	$345	$21,413	$34,990
Ending balance: individually evaluated for impairment	$438	$—	$3,524	$—	$48	$—	$4,010
Ending balance: collectively evaluated for impairment	$1,902	$386	$5,981	$1,001	$297	$21,413	$30,980
Loans:
Balance September 30, 2012	$148,934	$4,628	$216,770	$33,787	$6,187	$270,920	$681,226
Ending balance: individually evaluated for impairment	$2,249	$—	$17,308	$—	$323	$—	$19,880
Ending balance: collectively evaluated for impairment	$146,685	$4,628	$199,462	$33,787	$5,864	$270,920	$661,346

The following table presents, as of December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2011	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Ending balance: individually evaluated for impairment	$657	$—	$3,274	$—	$49	$—	$3,980
Ending balance: collectively evaluated for impairment	$1,722	$480	$6,766	$912	$270	$19,547	$29,697
Loans:
Balance at December 31, 2011	$147,135	$5,737	$212,235	$33,192	$6,057	$246,305	$650,661
Ending balance: individually evaluated for impairment	$3,482	$—	$14,288	$—	$324	$—	$18,094
Ending balance: collectively evaluated for impairment	$143,653	$5,737	$197,947	$33,192	$5,733	$246,305	$632,567

Loans by credit quality indicators as of September 30, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$143,871	$1,131	$2,831	$1,101	$148,934
Real estate – construction:
Construction lending	382	—	2,867	—	3,249
Consumer lot lending	1,379	—	—	—	1,379
Commercial, financial and agricultural:
Commercial real estate lending	105,228	2,430	10,872	4,561	123,091
Land acquisition and development lending	20,211	9,221	515	7,460	37,407
Builder line lending	12,821	1,542	1,145	527	16,035
Commercial business lending	36,875	1,816	810	736	40,237
Equity lines	31,578	1,322	839	48	33,787
Consumer	5,443	—	369	375	6,187
	$357,788	$17,462	$20,248	$14,808	$410,306

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$270,289	$631	$270,920

1 At September 30, 2012, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate – construction:
Construction lending	2,214	—	2,870	—	5,084
Consumer lot lending	653	—	—	—	653
Commercial, financial and agricultural:
Commercial real estate lending	96,773	5,413	9,493	5,093	116,772
Land acquisition and development lending	13,605	9,939	9,101	—	32,645
Builder line lending	12,480	1,434	1,420	2,303	17,637
Commercial business lending	41,590	2,001	917	673	45,181
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$245,924	$381	$246,305

1	At December 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 5: Stockholders’ Equity and Earnings Per Common Share

Stockholders’ Equity - Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets of $2.52 million and $1.95 million as of September 30, 2012 and 2011, respectively.

(Dollars in thousands)	September 30,
	2012	2011
Net unrealized gains on securities	$5,960	$4,341
Net unrecognized loss on cash flow hedges	(346)	(336)
Net unrecognized losses on defined benefit pension plan	(879)	(328)
Total cumulative other comprehensive income	$4,735	$3,677

The following tables present the changes in accumulated other comprehensive income, by category, net of tax.

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance December 31, 2011	$(314)	$4,596	$(898)	$3,384
Net change for the nine months ended September 30, 2012	(32)	1,364	19	1,351
Balance at September 30, 2012	$(346)	$5,960	$(879)	$4,735

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance December 31, 2010	$(91)	$501	$(339)	$71
Net change for the nine months ended September 30, 2011	(245)	3,840	11	3,606
Balance at September 30, 2011	$(336)	$4,341	$(328)	$3,677

The following tables present the change in each component of other comprehensive income on a pre-tax and after-tax basis for the nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	Nine Months Ended September 30, 2012
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$80	$28	$52
Amortization of prior service costs	(51)	(18)	(33)
Defined benefit pension plan assets and benefit obligations, net	29	10	19
Unrealized loss on cash flow hedging instruments	(51)	(19)	(32)
Unrealized holding gains on securities	2,099	735	1,364
Total increase in other comprehensive income	$2,077	$726	$1,351

(Dollars in thousands)	Nine Months Ended September 30, 2011
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$71	$25	$46
Amortization of prior service costs	(51)	(18)	(33)
Amortization of net obligation at transition	(3)	(1)	(2)
Defined benefit pension plan assets and benefit obligations, net	17	6	11
Unrealized loss on cash flow hedging instruments	(399)	(154)	(245)
Unrealized holding gains on securities	5,909	2,069	3,840
Total increase in other comprehensive income	$5,527	$1,921	$3,606

The Corporation had $11,000 and less than $1,000 of net gains from securities reclassified from other comprehensive income to earnings for the nine months ended September 30, 2012 and 2011.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended September 30,
	2012	2011
Net income	$4,533	$3,513
Accumulated dividends on Series A Preferred Stock	—	(225)
Accretion of Series A Preferred Stock discount	—	(233)
Net income available to common shareholders	$4,533	$3,055
Weighted average number of common shares used in earnings per common share – basic	3,220,906	3,141,926
Effect of dilutive securities:
Stock option awards and Warrant	112,064	32,443
Weighted average number of common shares used in earnings per common share – assuming dilution	3,332,970	3,174,369

(Dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Net income	$12,494	$9,565
Accumulated dividends on Series A Preferred Stock	(139)	(725)
Accretion of Series A Preferred Stock discount	(172)	(312)
Net income available to common shareholders	$12,183	$8,528
Weighted average number of common shares used in earnings per common share – basic	3,206,739	3,132,332
Effect of dilutive securities:
Stock option awards and Warrant	91,291	34,598
Weighted average number of common shares used in earnings per common share – assuming dilution	3,298,030	3,166,930

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant (defined below) are determined using the treasury stock method. Approximately 69,700 and 343,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended September 30, 2012 and 2011, respectively, and approximately 207,567 and 333,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the nine months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive.

In January 2009, the Corporation issued to the United States Department of the Treasury (Treasury) under the Capital Purchase Program (CPP) $20.00 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) and a warrant to purchase 167,504 shares of the Corporation’s common stock (the Warrant). On July 27, 2011, the Corporation redeemed $10.00 million of the Preferred Stock, and on April 12, 2012, the Corporation redeemed the remaining $10.00 million of the Preferred Stock.  As a result of this redemption, the Corporation will pay no future dividends on the Preferred Stock. Further, in connection with this redemption, the Corporation accelerated the accretion of the remaining preferred stock discount during April 2012, which reduced net income available to common shareholders by approximately $151,000.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$159	$153	$477	$459
Interest cost	99	109	296	327
Expected return on plan assets	(158)	(145)	(475)	(435)
Amortization of net obligation at transition	—	(1)	—	(3)
Amortization of prior service cost	(17)	(17)	(51)	(51)
Amortization of net loss	26	16	80	48
Net periodic benefit cost	$109	$115	$327	$345

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of September 30, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the balances of financial assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$12,730	$—	$12,730
Mortgage-backed securities	—	2,464	—	2,464
Obligations of states and political subdivisions	—	125,374	—	125,374
Preferred stock	—	40	—	40
Total securities available for sale	$—	$140,608	$—	$140,608
Liabilities:
Derivative payable	$—	$566	$—	$566

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$15,283	$—	$15,283
Mortgage-backed securities	—	2,216	—	2,216
Obligations of states and political subdivisions	—	127,079	—	127,079
Preferred stock	—	68	—	68
Total securities available for sale	$—	$144,646	$—	$144,646
Liabilities:
Derivative payable	$—	$515	$—	$515

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

	September 30, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$15,870	$—	$15,870
OREO, net	—	4,621	—	4,621
Total	$—	$20,491	$—	$20,491

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$14,114	$—	$14,114
OREO, net	—	6,059	—	6,059
Total	$—	$20,173	$—	$20,173

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Corporation’s financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of September 30, 2012 are as follows:

		Fair Value Measurements at September 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial assets:
Cash and short-term investments	$13,749	$13,749	$—	$—	$13,749
Securities	140,608	—	140,608	—	140,608
Loans, net	646,236	—	657,285	—	657,285
Loans held for sale, net	78,072	—	81,077	—	81,077
Accrued interest receivable	5,594	5,594	—	—	5,594
Financial liabilities:
Demand deposits	$371,612	$371,612	$—	$—	$371,612
Time deposits	292,600	—	296,348	—	296,348
Borrowings	170,978	—	166,586	—	166,586
Derivative payable	566	—	566	—	566
Accrued interest payable	921	921	—	—	921

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

The following describes the valuation techniques used by the Corporation to measure financial assets and financial liabilities at fair value as of September 30, 2012 and December 31, 2011.

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

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2012.

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

	Three Months Ended September 30, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,075	$644	$12,097	$—	$(1,311)	$19,505
Gains on sales of loans	—	6,203	—	—	—	6,203
Other noninterest income	1,574	1,180	281	332	—	3,367
Total operating income	9,649	8,027	12,378	332	(1,311)	29,075

Expenses:
Interest expense	1,728	135	1,608	251	(1,311)	2,411
Provision for loan losses	450	30	2,485	—	—	2,965
Salaries and employee benefits	4,006	4,887	1,926	182	—	11,001
Other noninterest expenses	3,052	1,747	1,084	103	—	5,986
Total operating expenses	9,236	6,799	7,103	536	(1,311)	22,363
Income (loss) before income taxes	413	1,228	5,275	(204)	—	6,712
Provision for (benefit from) income taxes	(292)	492	2,057	(78)	—	2,179
Net income (loss)	$705	$736	$3,218	$(126)	$—	$4,533
Total assets	$792,494	$90,164	$272,907	$3,062	$(196,808)	$961,819
Capital expenditures	$120	$46	$29	$—	$—	$195

	Three Months Ended September 30, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,270	$398	$11,391	$—	$(1,141)	$18,918
Gains on sales of loans	—	4,282	—	—	—	4,282
Other noninterest income	1,538	748	188	384	—	2,858
Total operating income	9,808	5,428	11,579	384	(1,141)	26,058

Expenses:
Interest expense	2,248	58	1,508	257	(1,140)	2,931
Provision for loan losses	2,000	200	1,875	—	—	4,075
Salaries and employee benefits	3,486	2,595	1,657	227	—	7,965
Other noninterest expenses	3,075	1,779	1,013	91	—	5,958
Total operating expenses	10,809	4,632	6,053	575	(1,140)	20,929
Income (loss) before income taxes	(1,001)	796	5,526	(191)	(1)	5,129
Provision for (benefit from) income taxes	(784)	319	2,155	(73)	(1)	1,616
Net income (loss)	$(217)	$477	$3,371	$(118)	$—	$3,513
Total assets	$749,484	$46,540	$250,423	$2,798	$(140,346)	$908,899
Capital expenditures	$288	$12	$101	$—	$—	$401

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,238	$1,784	$35,131	$—	$(3,794)	$57,359
Gains on sales of loans	—	15,024	—	—	—	15,024
Other noninterest income	4,604	3,275	775	1,004	—	9,658
Total operating income	28,842	20,083	35,906	1,004	(3,794)	82,041

Expenses:
Interest expense	5,806	354	4,732	748	(3,794)	7,846
Provision for loan losses	1,950	135	6,465	—	—	8,550
Salaries and employee benefits	11,754	12,280	5,648	657	—	30,339
Other noninterest expenses	8,823	4,692	3,058	359	—	16,932
Total operating expenses	28,333	17,461	19,903	1,764	(3,794)	63,667
Income (loss) before income taxes	509	2,622	16,003	(760)	—	18,374
Provision for (benefit from) income taxes	(1,121)	1,049	6,241	(289)	—	5,880
Net income (loss)	$1,630	$1,573	$9,762	$(471)	$—	$12,494
Total assets	$792,494	$90,164	$272,907	$3,062	$(196,808)	$961,819
Capital expenditures	$472	$255	$128	$—	$—	$855

	Nine Months Ended September 30, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,474	$1,185	$32,477	$—	$(3,217)	$54,919
Gains on sales of loans	—	11,778	—	—	—	11,778
Other noninterest income	4,440	2,030	519	947	—	7,936
Total operating income	28,914	14,993	32,996	947	(3,217)	74,633

Expenses:
Interest expense	6,925	170	4,323	763	(3,218)	8,963
Provision for loan losses	4,550	235	5,500	—	—	10,285
Salaries and employee benefits	10,972	8,318	4,986	611	—	24,887
Other noninterest expenses	9,215	4,526	2,644	328	—	16,713
Total operating expenses	31,662	13,249	17,453	1,702	(3,218)	60,848
Income (loss) before income taxes	(2,748)	1,744	15,543	(755)	1	13,785
Provision for (benefit from) income taxes	(2,253)	698	6,062	(287)	—	4,220
Net income (loss)	$(495)	$1,046	$9,481	$(468)	$1	$9,565
Total assets	$749,484	$46,540	$250,423	$2,798	$(140,346)	$908,899
Capital expenditures	$774	$81	$724	$3	$—	$1,582

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans by means of a variable rate line of credit that carries interest at one-month LIBOR plus 200 basis points and fixed rate loans that carry interest rates ranging from 3.8 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Allowance, beginning of period	$1,657	$1,536	$1,702	$1,291
Provision for indemnification losses	500	146	955	552
Payments	(200)	(66)	(700)	(227)
Allowance, end of period	$1,957	$1,616	$1,957	$1,616

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

The cash flow hedges total notional amount is $10.00 million. At September 30, 2012, the cash flow hedges had a fair value of ($566,000), which is recorded in other liabilities. The cash flow hedges were fully effective at September 30, 2012 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Provision for indemnification losses	$500	$146	$955	$552
Loan and OREO expenses	564	458	1,219	1,645
Data processing fees	591	533	1,650	1,664
Telecommunication expenses	292	277	879	824
FDIC expenses	150	85	477	581
Professional fees	361	451	1,215	1,479
All other noninterest expenses	1,827	2,364	5,438	5,187
Total Other Noninterest Expenses	$4,285	$4,314	$11,833	$11,932

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields, the deposit portfolio, including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve including quantitative easing programs, capital requirements, growth strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications under certain conditions when a purchaser of a loan (investor) sold by C&F Mortgage incurs a loss due to borrower misrepresentation, fraud, early default, or underwriting error. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, historical experience, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Financial Performance Measures

Net income for the Corporation was $4.5 million for the three months ended September 30, 2012, compared with $3.5 million for the three months ended September 30, 2011. Net income for the Corporation was $12.5 million for the first nine months of 2012, compared with $9.6 million for the first nine months of 2011. Net income available to common shareholders was $4.5 million, or $1.36 per common share assuming dilution, for the three months ended September 30, 2012, compared with $3.1 million, or $0.96 per common share assuming dilution, for the three months ended September 30, 2011. Net income available to common shareholders was $12.2 million, or $3.69 per common share assuming dilution for the first nine months of 2012, compared with $8.5 million, or $2.69 per common share assuming dilution for the first nine months of 2011. The difference between reported net income and net income available to common shareholders is a result of the Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the CPP. The Corporation’s earnings for the third quarter and first nine months of 2012 were primarily a result of the strong earnings in the Consumer Finance segment, which continues to benefit from (1) sustained loan growth and (2) the low funding costs on its variable-rate borrowings. The Mortgage Banking segment benefited from higher gains on loans sold and ancillary loan production fees as a result of higher loan production and correspondingly higher sales volume during 2012, as well as lower professional fees. The Retail Banking segment benefited from the effects of (1) the continued low interest rate environment on the cost of deposits, (2) lower provisions for loan losses and (3) higher interchange activity fee.

The Corporation’s ROE and ROA were 18.48 percent and 1.88 percent, respectively, on an annualized basis for the third quarter of 2012, compared with 15.86 percent and 1.42 percent, respectively, for the third quarter of 2011. For the first nine months of 2012, on an annualized basis, the Corporation’s ROE and ROA were 17.74 percent and 1.75 percent, respectively, compared with 14.92 percent and 1.28 percent, respectively, for the first nine months of 2011. The increase in these ratios during 2012 was primarily due to the earnings improvement of the Retail Banking and Mortgage Banking segments and the sustained earnings strength of the Consumer Finance segment. In addition, the effect of dividends on the Corporation’s Preferred Stock on net income available to common shareholders was lessened for the third quarter and first nine months of 2012 by the redemptions of Preferred Stock in July 2011 and in April 2012.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: C&F Bank reported net income of $705,000 for the third quarter of 2012, compared to a net loss of $217,000 for the third quarter of 2011. For the first nine months of 2012, C&F Bank reported net income of $1.6 million, compared to a net loss of $495,000 for the first nine months of 2011. The more significant factors contributing to the improvement in financial results for the three and nine months ended September 30, 2012, relative to the same periods of 2011, were the effects of the continued low interest rate environment on the cost of deposits, lower provisions for loan losses and higher activity-based interchange income. Partially offsetting these positive factors were the negative effects of the following: (1) a decrease in average loans to nonaffiliates resulting from weak demand in the current economic environment and intensified competition for loans in our markets, (2) a decline in overdraft fee income and (3) slightly higher occupancy expenses associated with depreciation and maintenance of technology related to expanding the banking services we offer to customers and improving operational efficiency and security.

The Bank’s nonperforming assets were $19.4 million at September 30, 2012, compared to $16.1 million at December 31, 2011. Nonperforming assets at September 30, 2012 included $14.8 million in nonaccrual loans, compared to $10.0 million at December 31, 2011, and $4.6 million in foreclosed properties, compared to $6.1 million at December 31, 2011. Troubled debt restructurings were $17.9 million at September 30, 2012, of which $11.4 million were included in nonaccrual loans, as compared to $17.1 million of troubled debt restructurings at December 31, 2011, of which $8.4 million were included in nonaccrual loans. The increase in nonaccrual loans primarily resulted from two commercial relationships secured by undeveloped residential property totaling $7.5 million as of September 30, 2012, of which $5.4 million was included in troubled debt restructurings at September 30, 2012. Management believes it has provided adequate loan loss reserves for the retail banking segment’s loans. Foreclosed properties at September 30, 2012 consist of both residential and non-residential properties. These properties are evaluated regularly and have been written down to their estimated fair values less selling costs.

Mortgage Banking: C&F Mortgage Corporation reported net income of $736,000 for the third quarter of 2012, compared to $477,000 for the third quarter of 2011. For the first nine months of 2012, C&F Mortgage Corporation reported net income of $1.6 million, compared to $1.0 million for the first nine months of 2011. The more significant factors contributing to the improvements in financial results for the three months and nine months ended September 30, 2012, relative to the same periods of 2011, were (1) higher gains on sales of loans and ancillary loan production fees, (2) higher net interest income on loans held for sale and (3) lower legal and consulting expenses.  Loan origination volume increased to $239.5 million in the third quarter of 2012, a 54.9 percent increase as compared to $154.6 million in the third quarter of 2011, and to $619.5 million in the first nine months of 2012, a 44.8 percent increase as compared to $427.7 million in the first nine months of 2011. For the third quarter of 2012, the amount of loan originations for refinancings and home purchases were $105.4 million and $134.1 million, respectively, compared to $37.1 million and $117.5 million, respectively, for the third quarter of 2011. For the first nine months of 2012, the amount of loan originations for refinancings and home purchases were $240.9 million and $378.6 million, respectively, compared to $97.2 million and $330.5 million, respectively, for the first nine months of 2011. The increases in loan originations are a result of the continued low interest rate environment that has led to increased mortgage borrowing and refinancing activity. These increases have led to correspondingly higher sales volume, which increased to $240.6 million for the third quarter of 2012, compared to $154.6 million during the third quarter of 2011, and which increased to $611.4 million for the first nine months of 2012, compared to $458.5 million during the first nine months of 2011. In connection with the higher sales volumes in 2012, the mortgage banking segment incurred higher production and income-based compensation expense. Higher personnel costs have also been incurred in non-production salaries in order to manage the increasingly complex regulatory environment in which the mortgage banking segment operates and higher provisions for indemnifications have been recognized in connection with loans sold to investors.

Consumer Finance: C&F Finance Company reported net income of $3.2 million for the third quarter of 2012, compared to net income of $3.4 million for the third quarter of 2011.  For the first nine months of 2012, C&F Finance reported net income of $9.8 million, compared to net income of $9.5 million for the first nine months of 2011. The more significant factors contributing to the consumer finance segment’s financial results for the three and nine months ended September 30, 2012 compared to the same periods in 2011 were (1) an 8.9 percent and a 9.7 percent increase in average loans outstanding for the three and nine months ended September 30, 2012, respectively, and (2) the sustained low cost of the consumer finance segment’s variable-rate borrowings. Factors negatively affecting the financial results for the three and nine months ended September 30, 2012, relative to the same periods of 2011, were (1) increases of $610,000 and $965,000 in the provision for loan losses for the three and nine months ended September 30, 2012, respectively, resulting from higher net charge-offs attributable to a decline in the resale value of repossessed vehicles and the effects of the current economic environment, (2) increases of $269,000 and $662,000 in personnel costs for the three and nine months ended September 30, 2012, respectively, resulting from an increase in the number of personnel to support expansion into new markets and loan growth and (3) increases of $13,000 and $162,000 in occupancy expenses for the three and nine months ended September 30, 2012, respectively, resulting from C&F Finance Company’s relocation in April 2011 to a larger leased headquarters building and depreciation and maintenance of technology to support growth.

Despite the increase in the dollar amount of charge-offs, as mentioned above, the 2.37 percent annualized charge-off rate for the first nine months of 2012 was slightly lower than the 2.39 percent charge-off rate for the year ended December 31, 2011. The allowance for loan losses as a percentage of consumer finance loans was relatively stable at 7.90 percent as of September 30, 2012, compared with 7.94 percent at December 31, 2011. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the Consumer Finance segment’s loan portfolio.

Other and Eliminations: The net loss for the three months ended September 30, 2012 for this combined segment was $126,000, compared to a net loss of $118,000 for the three months ended September 30, 2011. The net loss for the first nine months of 2012 for this combined segment was $471,000, compared to a net loss of $467,000 for the first nine months of 2011. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management. Total shareholders’ equity was $98.5 million at September 30, 2012, compared to $96.1 million at December 31, 2011, which was an increase of $2.4 million. The increase in shareholders’ equity resulting from net income for the first nine months of 2012 was offset in part by dividends declared and the redemption of the Corporation’s Preferred Stock, as described below. The Corporation declared cash dividends of 27 cents and 79 cents per common share during the third quarter and first nine months of 2012, respectively, which was a 19.2 percent and a 20.8 percent payout ratio of net income available to common shareholders for the third quarter and first nine months of 2012, respectively.

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

 RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2012 and 2011. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$19,327	$78	1.61%	$18,842	$78	1.63%
Tax-exempt	116,333	1,729	5.95	120,482	1,852	6.26
Total securities	135,660	1,807	5.33	139,324	1,930	5.54
Loans, net	747,239	18,297	9.74	689,193	17,611	10.14
Interest-bearing deposits in other banks and Federal funds sold	5,351	2	0.15	12,486	7	0.20
Total earning assets	888,250	20,106	9.01	841,003	19,548	9.23
Allowance for loan losses	(35,829)			(31,012)
Total non-earning assets	93,482			94,830
Total assets	$945,903			$904,821

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$102,985	$78	0.30%	$105,518	$109	0.41%
Money market deposit accounts	104,098	94	0.36	81,556	126	0.62
Savings accounts	45,921	12	0.10	41,986	12	0.11
Certificates of deposit, $100 or more	130,884	452	1.37	137,695	677	1.95
Other certificates of deposit	162,018	565	1.39	169,057	785	1.84
Total time and savings deposits	545,906	1,201	0.87	535,812	1,709	1.27
Borrowings	168,287	1,210	2.82	159,743	1,222	3.06
Total interest-bearing liabilities	714,193	2,411	1.33	695,555	2,931	1.68
Demand deposits	109,459			95,691
Other liabilities	25,808			19,580
Total liabilities	849,460			810,826
Shareholders’ equity	96,443			93,995
Total liabilities and shareholders’ equity	$945,903			$904,821
Net interest income		$17,695			$16,617
Interest rate spread			7.68%			7.55%
Interest expense to average earning assets (annualized)			1.07%			1.39%
Net interest margin (annualized)			7.94%			7.84%

	Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$20,197	$246	1.62%	$19,819	$240	1.61%
Tax-exempt	117,856	5,324	6.02	118,262	5,517	6.26
Total securities	138,053	5,570	5.38	138,081	5,757	5.56
Loans, net	726,599	53,624	9.86	677,154	51,029	10.07
Interest-bearing deposits in other banks and Federal funds sold	10,413	15	0.19	21,295	38	0.23
Total earning assets	875,065	59,209	9.04	836,530	56,824	9.07
Allowance for loan losses	(35,045)			(29,815)
Total non-earning assets	92,709			95,832
Total assets	$932,729			$902,547

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$108,278	$317	0.39%	$110,118	$430	0.52%
Money market deposit accounts	94,564	284	0.40	76,159	391	0.69
Savings accounts	45,101	33	0.10	42,070	32	0.10
Certificates of deposit, $100 or more	136,291	1,639	1.61	134,290	2,013	2.01
Other certificates of deposit	164,858	1,926	1.56	172,868	2,454	1.90
Total time and savings deposits	549,092	4,199	1.02	535,505	5,320	1.33
Borrowings	162,443	3,647	2.99	159,720	3,643	3.04
Total interest-bearing liabilities	711,535	7,846	1.47	695,225	8,963	1.72
Demand deposits	102,460			92,409
Other liabilities	22,914			19,778
Total liabilities	836,909			807,412
Shareholders’ equity	95,820			95,135
Total liabilities and shareholders’ equity	$932,729			$902,547
Net interest income		$51,363			$47,861
Interest rate spread			7.56%			7.35%
Interest expense to average earning assets (annualized)			1.20%			1.43%
Net interest margin (annualized)			7.84%			7.64%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2012 from 2011
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(722)	$1,408	$686
Securities:
Taxable	(2)	2	—
Tax-exempt	(60)	(63)	(123)
Interest-bearing deposits in other banks and Federal funds sold	(1)	(4)	(5)
Total interest income	(785)	1,343	558

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(28)	(3)	(31)
Money market deposit accounts	(61)	29	(32)
Savings accounts	(1)	1	—
Certificates of deposit, $100 or more	(193)	(32)	(225)
Other certificates of deposit	(189)	(31)	(220)
Total time and savings deposits	(472)	(36)	(508)
Borrowings (including Trust preferred capital notes)	(88)	76	(12)
Total interest expense	(560)	40	(520)
Change in net interest income	$(225)	$1,303	$1,078

	Nine Months Ended September 30, 2012 from 2011
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(1,114)	$3,709	$2,595
Securities:
Taxable	1	5	6
Tax-exempt	(174)	(19)	(193)
Interest-bearing deposits in other banks and Federal funds sold	(1)	(22)	(23)
Total interest income	(1,287)	3,672	$2,385

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(105)	(8)	(113)
Money market deposit accounts	(187)	80	(107)
Savings accounts	(1)	2	1
Certificates of deposit, $100 or more	(404)	30	(374)
Other certificates of deposit	(419)	(110)	(528)
Total time and savings deposits	(1,116)	(6)	(1,121)
Borrowings (including Trust preferred capital notes)	(58)	63	4
Total interest expense	(1,174)	57	(1,117)
Change in net interest income	$(113)	$3,615	$3,502

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2012 was $17.7 million, compared to $16.6 million for the three months ended September 30, 2011.  Net interest income, on a taxable-equivalent basis, for the first nine months of 2012 was $51.4 million, compared to $47.9 million for the first nine months of 2011. The higher net interest income during the third quarter of 2012, as compared to the same period of 2011, resulted from a 10 basis point increase in net interest margin to 7.94 percent, coupled with a 5.6 percent increase in average earning assets. The higher net interest income during the first nine months of 2012, as compared to the same period of 2011, resulted from a 20 basis point increase in net interest margin to 7.84 percent, coupled with a 4.6 percent increase in average earning assets. The increases in net interest margin for the three and nine months ended September 30, 2012, compared to the same periods in 2011, were principally a result of growth in the Consumer Finance segment’s loan portfolio (which generates higher yields than the Retail Banking segment’s loan portfolio) and decreases in the rates paid by the Retail Banking segment on savings and time deposits, partially offset by lower yields on the aggregate loan portfolio and municipal securities. The decreases in rates paid on time and savings deposits were primarily a result of the sustained low interest rate environment and the repricing of higher rate certificates of deposit as they matured to lower rates. In addition, the mix in interest-bearing deposits has shifted to shorter-term deposit accounts. The decreases in the yields on loans resulted primarily from higher average loans held for sale at the Mortgage Banking segment, which typically are lower yielding than loans held for investment. The increases in average loans held for sale offset the favorable effects of a change in the mix of loans held for investment, namely slight increases in higher yielding average loans at the Consumer Finance segment and declines in lower yielding average loans at the Retail Banking segment, which resulted in higher yields on loans held for investment. The decline in the yields on securities resulted from calls and maturities of higher-yielding securities and purchases of municipal securities with lower yields in the current low interest rate environment.

Average loans, which includes both loans held for investment and loans held for sale, increased $58.0 million to $747.2 million for the quarter ended September 30, 2012 from $689.2 million for the third quarter of 2011.  Similarly, average loans increased $49.4 million to $726.6 million for the first nine months of 2012 from $677.2 million for the first nine months of 2011. A portion of the increase occurred in the Mortgage Banking segment’s portfolio of loans held for sale, the average balance of which increased $37.8 million during the third quarter of 2012 and $30.8 million during the first nine months of 2012. This increase is indicative of the higher loan production due to the continued low interest rate environment that has led to increased mortgage borrowing and refinancing activity. In total, average loans to non-affiliates held for investment increased $20.3 million during the third quarter of 2012 and $18.7 million during the first nine months of 2012, compared to the same respective periods of 2011. The Consumer Finance segment’s average loan portfolio, which increased $21.9 million during the third quarter of 2012 and $22.7 million during the first nine months of 2012 increased as a result of demand in existing and new markets. The increases in average loans at the Consumer Finance segment were offset in part by decreases of $1.6 million during the third quarter of 2012 and $4.1 million during the first nine months of 2012 in the Retail Banking and Mortgage Banking segments’ portfolios of average loans held for investment. Loan production at the Retail Banking segment has been negatively affected by weak demand for new loans in the current economic environment and intensified competition for loans in our markets.

The overall yields on average loans decreased 40 basis points to 9.74 percent for the third quarter of 2012 and 21 basis points to 9.86 percent for the for the first nine months of 2012, when compared to the same periods in 2011, principally as a result of higher levels of lower-yielding Mortgage Banking segment loans held for sale as a percentage of total loans, as well as a slight decrease in the yield for the three and nine months ended September 30, 2012 on the Consumer Finance segment loans as a result of increased competition for automobile financing loans in the segment’s markets.

Average securities available for sale decreased $3.7 million in the third quarter of 2012 and $28,000 in the first nine months of 2012 when compared to the same periods in 2011. These decreases reflect the effect of the lower interest rate environment on call activity, as well as on the availability of reinvestment opportunities that satisfy the investment portfolio’s role in managing interest rate sensitivity, providing liquidity and serving as an additional source of interest income. The lower yields on the available-for-sale securities portfolio during the third quarter and first nine months of 2012, compared to the same periods in 2011, resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding securities in the current low interest rate environment, as well as purchases of shorter-term securities with lower yields throughout 2011 and continuing into 2012.

Average interest-bearing deposits in other banks and Federal funds sold decreased $7.1 million and $10.9 million during the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011, as a result of deploying excess liquidity to partially fund loan demand at the Mortgage Banking and Consumer Finance segments. The average yield on these overnight funds declined 5 basis points and 4 basis points during the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011, as a result of the continuing low interest rate environment.

Average interest-bearing time and savings deposits increased $10.1 million in the third quarter of 2012 and $13.6 million in the first nine months of 2012, compared to the same periods in 2011, mainly due to a shift to shorter-term money market deposit accounts, which allows depositors greater flexibility for funds management and investing decisions in this low interest rate environment. The average cost of deposits declined 40 basis points for the third quarter of 2012 and 31 basis points for the first nine months of 2012, compared to the same periods in 2011, because time deposits that matured throughout 2011 and into 2012 repriced at lower interest rates or were not renewed, interest rates paid on interest-bearing demand and money market deposit accounts decreased as a result of the sustained low interest rate environment, and the balances of shorter-term savings and money market deposits, which pay a lower interest rate, increased.

Average borrowings increased $8.5 million and $2.7 million in the third quarter and first nine months of 2012, respectively, when compared to the same periods in 2011. These increases occurred in short-term fed funds purchased in order to fund the Mortgage Banking segment’s portfolio of loans held for sale. The average cost of borrowings declined 24 basis points for the third quarter of 2012 and 5 basis points for the first nine months of 2012, compared to the same periods in 2011, because of the higher average balance of fed funds purchased in relation to total borrowings, as well as the maturity of $10.0 million of FHLB advances during the third quarter of 2012, which were replaced by advances carrying lower interest rates.

In September 2012, the Federal Reserve announced a third round of quantitative easing that is expected by many market observers to last at least until early 2014. The Corporation anticipates this round of quantitative easing will keep interest rates low, which will most likely preserve the low rate environment that has been favorable to the Mortgage Banking segment’s operations during the first nine months of 2012. It will be challenging to maintain the Retail Banking segment’s net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities. With the expectation that short-term interest rates will not change significantly and the current low rate environment will continue, the net interest margin at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that these competitors may use to grow market share in automobile financing.

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended September 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$6,203	$—	$—	$6,203
Service charges on deposit accounts	823	—	—	—	823
Other service charges and fees	623	1,006	3	53	1,685
Gains on calls of available for sale securities	3	—	—	—	3
Other income	125	174	278	279	856
Total noninterest income	$1,574	$7,383	$281	$332	$9,570

(Dollars in thousands)	Three Months Ended September 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,282	$—	$—	$4,282
Service charges on deposit accounts	915	—	—	—	915
Other service charges and fees	582	747	3	38	1,370
Gains on calls of available for sale securities	1	—	—	—	1
Other income	40	1	185	346	572
Total noninterest income	$1,538	$5,030	$188	$384	$7,140

(Dollars in thousands)	Nine Months Ended September 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$15,024	$—	$—	$15,024
Service charges on deposit accounts	2,449	—	—	—	2,449
Other service charges and fees	1,801	2,707	9	144	4,661
Gains on calls of available for sale securities	11	—	—	—	11
Other income	343	568	766	860	2,537
Total noninterest income	$4,604	$18,299	$775	$1,004	$24,682

(Dollars in thousands)	Nine Months Ended September 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$11,778	$—	$—	$11,778
Service charges on deposit accounts	2,609	—	—	—	2,609
Other service charges and fees	1,677	1,975	7	117	3,776
Gains on calls of available for sale securities	1	—	—	—	1
Other income	153	55	512	830	1,550
Total noninterest income	$4,440	$13,808	$519	$947	$19,714

Total noninterest income increased $2.4 million, or 34.0 percent, in the third quarter of 2012 and $5.0 million, or 25.2 percent, in the first nine months of 2012, compared to the same periods in 2011. These increases resulted from higher gains on sales of loans and ancillary loan production fees at the Mortgage Banking segment due to the increase in loan originations and sales, coupled with increases in other income from higher activity-based debit card interchange fees at the Retail Banking segment. Partially offsetting these increases was a decline in the Retail Banking segment’s service charges on deposit accounts, which resulted from lower overdraft fees during the third quarter and first nine months of 2012.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended September 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$4,006	$4,887	$1,926	$182	$11,001
Occupancy expenses	1,018	468	211	4	1,701
Other expenses:
OREO expenses	485	—	—	—	485
Provision for indemnification losses	—	500	—	—	500
Other expenses	1,549	779	873	99	3,300
Total other expenses	2,034	1,279	873	99	4,285
Total noninterest expenses	$7,058	$6,634	$3,010	$285	$16,987

(Dollars in thousands)	Three Months Ended September 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,486	$2,595	$1,657	$227	$7,965
Occupancy expenses	966	474	198	6	1,644
Other expenses:
OREO expenses	335	—	—	—	335
Provision for indemnification losses	—	146	—	—	146
Other expenses	1,774	1,159	815	85	3,833
Total other expenses	2,109	1,305	815	85	4,314
Total noninterest expenses	$6,561	$4,374	$2,670	$318	$13,923

(Dollars in thousands)	Nine Months Ended September 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$11,754	$12,280	$5,648	$657	$30,339
Occupancy expenses	3,024	1,429	629	17	5,099
Other expenses:
OREO expenses	927	—	—	—	927
Provision for indemnification losses	—	955	—	—	955
Other expenses	4,872	2,308	2,429	342	9,951
Total other expenses	5,799	3,263	2,429	342	11,833
Total noninterest expenses	$20,577	$16,972	$8,706	$1,016	$47,271

(Dollars in thousands)	Nine Months Ended September 30, 2011
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$10,972	$8,318	$4,986	$611	$24,887
Occupancy expenses	2,874	1,421	467	19	4,781
Other expenses:
OREO expenses	1,111	11	—	—	1,122
Provision for indemnification losses	—	552	—	—	552
Other expenses	5,230	2,542	2,177	309	10,258
Total other expenses	6,341	3,105	2,177	309	11,932
Total noninterest expenses	$20,187	$12,844	$7,630	$939	$41,600

Total noninterest expenses increased $3.1 million, or 22.0 percent, in the third quarter of 2012 and $5.7 million, or 13.6 percent, in the first nine months of 2012, compared to the same periods in 2011. These increases resulted primarily from higher personnel costs at (1) the Retail Banking segment due to increased staffing in the branch network to support customer service initiatives, (2) the Mortgage Banking segment due to higher production and income-based compensation, which resulted from the increase in loan production and sales during the third quarter and first nine months of 2012, as well as higher non-production compensation in order to manage the increasingly complex regulatory environment in which the Mortgage Banking segment operates and (3) the Consumer Finance segment due to an increase in the number of personnel to support expansion into new markets and loan growth. In addition, there were increases in occupancy expense during the third quarter and first nine months of 2012 as compared to the same periods of 2011 at the Consumer Finance segment due to the relocation in April 2011 to a larger leased headquarters building and depreciation and maintenance of technology to support growth. The Mortgage Banking segment recognized higher provisions for indemnification losses during the third quarter and first nine months of 2012 as compared to the same periods of 2011 in connection with loans sold to investors. These increases were partially offset by lower loan and OREO expenses at the Retail Banking segment for the three and nine months ended September 30, 2012, as well as lower FDIC insurance premiums during the first nine months of 2012 as compared to the same periods of 2011.

Income Taxes

Income tax expense for the third quarter of 2012 totaled $2.2 million, resulting in an effective tax rate of 32.5 percent, compared to $1.6 million and 31.5 percent for the third quarter of 2011. Income tax expense for the first nine months of 2012 totaled $5.9 million, resulting in an effective tax rate of 32.0 percent, compared to $4.2 million and 30.6 percent for the first nine months of 2011. Generally, the increases in the effective tax rates during the third quarter and first nine months of 2012 were a result of higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes and do not generate tax-exempt income, coupled with lower tax-exempt income at the Retail Banking segment generated by tax-exempt securities issued by states and political subdivisions.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011
Allowance, beginning of period	$35,457	$30,211
Provision for loan losses:
Retail Banking segment	450	2,000
Mortgage Banking segment	30	200
Consumer Finance segment	2,485	1,875
Total provision for loan losses	2,965	4,075
Loans charged off:
Real estate—residential mortgage	142	365
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	1,472	11
Equity lines	—	—
Consumer	73	80
Consumer finance	2,629	2,095
Total loans charged off	4,316	2,551
Recoveries of loans previously charged off:
Real estate—residential mortgage	4	76
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	84	128
Equity lines	79	—
Consumer	56	30
Consumer finance	661	621
Total recoveries	884	855
Net loans charged off	3,432	1,696
Allowance, end of period	$34,990	$32,590
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.44%	0.45%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.93%	2.01%

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Allowance, beginning of period	$33,677	$28,840
Provision for loan losses:
Retail Banking segment	1,950	4,550
Mortgage Banking segment	135	235
Consumer Finance segment	6,465	5,500
Total provision for loan losses	8,550	10,285
Loans charged off:
Real estate—residential mortgage	780	648
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	1,874	2,541
Equity lines	120	9
Consumer	245	247
Consumer finance	6,731	5,210
Total loans charged off	9,750	8,655
Recoveries of loans previously charged off:
Real estate—residential mortgage	27	90
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	120	149
Equity lines	79	—
Consumer	155	71
Consumer finance	2,132	1,810
Total recoveries	2,513	2,120
Net loans charged off	7,237	6,535
Allowance, end of period	$34,990	$32,590
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.87%	1.02%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.37%	1.92%

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 discloses the allocation of the allowance for loan losses at September 30, 2012 and December 31, 2011.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	September 30, 2012	December 31, 2011
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,340	$2,379
Real estate—construction 1	386	480
Commercial, financial and agricultural 2	9,505	10,040
Equity lines	1,001	912
Consumer	345	319
Consumer finance	21,413	19,547
Balance	$34,990	$33,677

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

●	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$143,871	$1,131	$2,831	$1,101	$148,934
Real estate—construction 2	1,761	—	2,867	—	4,628
Commercial, financial and agricultural 3	175,135	15,009	13,342	13,284	216,770
Equity lines	31,578	1,322	839	48	33,787
Consumer	5,443	—	369	375	6,187
	$357,788	$17,462	$20,248	$14,808	$410,306

(Dollars in thousands)	Performing	Nonperforming	Total
Consumer finance	$270,289	$631	$270,920

1	At September 30, 2012, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate—construction 2	2,867	—	2,870	—	5,737
Commercial, financial and agricultural 3	164,448	18,787	20,931	8,069	212,235
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Nonperforming	Total
Consumer finance	$245,924	$381	$246,305

1	At December 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses decreased $553,000 since December 31, 2011, and the provision for loan losses at these combined segments decreased $2.7 million during the first nine months of 2012, compared to the same period in 2011. The allowance for loan losses to total loans for these combined segments declined to 3.31 percent at September 30, 2012, compared to 3.49 percent at December 31, 2011. The decline in the allowance ratio occurred during the third quarter of 2012 as a result of loan charge-offs at the Retail Banking segment against previously-established loan loss reserves. Substandard nonaccrual loans increased to $14.8 million at September 30, 2012 from $10.6 million at December 31, 2011. The increase since December 31, 2011 was concentrated in the commercial sector of the Retail Banking segment’s loan portfolio to which we have allocated the largest portion of the Retail Banking segment’s loan loss allowance, and was attributable to one commercial relationship placed on substandard nonaccrual status during the first quarter of 2012 and to one commercial relationship placed on substandard nonaccrual status during the third quarter of 2012, both of which were classified as substandard at December 31, 2011. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $21.4 million at September 30, 2012 from $19.5 million at December 31, 2011, and its provision for loan losses increased $965,000 during the first nine months of 2012, compared to the same period in 2011. The allowance for loan losses as a percentage of loans at September 30, 2012 was 7.90 percent, as compared with 7.94 percent at December 31, 2011. The increase in the provision for loan losses during the first nine months of 2012 was primarily attributable to higher net charge-offs, the level of which was slightly higher than the historically lower levels we had been experiencing. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at September 30, 2012 and December 31, 2011.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking Segments

(Dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans* - Retail Banking	$14,808	$10,011
Nonaccrual loans - Mortgage Banking	—	621
OREO** - Retail Banking	4,621	6,059
OREO** - Mortgage Banking	—	—
Total nonperforming assets	$19,429	$16,691
Accruing loans past due for 90 days or more	$338	$68
Troubled debt restructurings	$17,850	$17,094
Total loans	$410,306	$404,356
Allowance for loan losses	$13,577	$14,130
Nonperforming assets to total loans and OREO*	4.68%	4.07%
Allowance for loan losses to total loans	3.31	3.49
Allowance for loan losses to nonaccrual loans	91.69	132.90

*	Nonaccrual loans include nonaccrual TDRs of $11.40 million at September 30, 2012 and $8.44 million at December 31, 2011.
**	OREO is recorded at its estimated fair value less cost to sell.

 Consumer Finance Segment

(Dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans	$631	$381
Accruing loans past due for 90 days or more	$—	$—
Total loans	$270,920	$246,305
Allowance for loan losses	$21,413	$19,547
Nonaccrual consumer finance loans to total consumer finance loans	0.23%	0.15%
Allowance for loan losses to total consumer finance loans	7.90	7.94

Nonperforming assets of the combined Retail Banking and Mortgage Banking segments totaled $19.4 million at September 30, 2012, compared to $16.7 million at December 31, 2011. Nonperforming assets at September 30, 2012 included $14.8 million of nonaccrual loans at the Retail Banking segment, compared to $10.0 million at December 31, 2011, and $4.6 million of foreclosed, or OREO, properties, compared to $6.1 million at December 31, 2011. Nonaccrual loans primarily consisted of loans for residential real estate secured by residential properties and commercial loans secured by non-residential properties. The increase in nonaccrual loans from December 31, 2011 to September 30, 2012 was attributable to two commercial relationships secured by undeveloped residential property, which had been classified as substandard at December 31, 2011 and were placed on substandard nonaccrual status during 2012. The increase in nonaccrual loans attributable to these relationships was partially offset by loan pay-offs, charge-offs and transfers to foreclosed properties. Specific reserves of $3.0 million have been established for nonaccrual loans. While the ratio of the total allowance for loan losses to nonaccrual loans declined to 91.69 percent at September 30, 2012, compared to 132.90 percent at December 31, 2011, the allowance for nonaccrual loans was $3.5 million, or 23.6 percent of nonaccrual loans at September 30, 2012, compared to the allowance for nonaccrual loans of $2.4 million, or 22.6 percent of nonaccrual loans at December 31, 2011. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. OREO properties at September 30, 2012 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. The decline in OREO properties since December 31, 2011 resulted from sales during the nine months of 2012 as the Corporation continues to focus efforts on disposing of OREO property, offset in part by transfers from loans to OREO.

Nonaccrual loans at the Consumer Finance segment increased to $631,000 at September 30, 2012 from $381,000 at December 31, 2011. As noted above, the allowance for loan losses at the Consumer Finance segment increased from $19.5 million at December 31, 2011 to $21.4 million at September 30, 2012, and the ratio of the allowance for loan losses to total consumer finance loans was 7.90 percent as of September 30, 2012, as compared with 7.94 percent at December 31, 2011. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which include TDRs of $17.9 million, and the related allowance at September 30, 2012, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,249	$2,294	$438	$2,278	$30
Real estate – construction:
Construction lending	—	—	—	—	—
Consumer lot lending	—	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending	8,710	8,982	1,737	9,159	62
Land acquisition and development lending	7,460	7,860	1,732	8,176	59
Builder line lending	511	1,411	—	1,589	—
Commercial business lending	627	631	55	638	3
Equity lines	—	—	—	—	—
Consumer	323	323	48	324	4
Total	$19,880	$21,501	$4,010	$22,164	$158

Impaired loans, which include TDRs of $17.1 million, and the related allowance at December 31, 2011, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition and development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

The balance of impaired loans was $19.9 million, including $17.9 million of TDRs at September 30, 2012, for which there were specific valuation allowances of $4.0 million. At December 31, 2011, the balance of impaired loans was $18.1 million, including $17.1 million of TDRs, for which there were specific valuation allowances of $4.0 million. The Corporation has no obligation to fund additional advances on its impaired loans.

While period-end TDRs increased only slightly from $17.1 million at December 31, 2011 to $17.9 million at September 30, 2012, loan modifications that were classified as TDRs during the first nine months of 2012 totaled $4.5 million and consisted primarily of one $3.9 million commercial relationship, which was offset in part by scheduled payments, pay-offs and charge-offs. As the Retail Banking segment’s loan portfolio remains under credit quality pressure, the Corporation may use loan modifications as a responsible approach to managing asset quality when working with borrowers who are experiencing financial difficulty, which may result in additional TDRs.

TDRs at September 30, 2012 and December 31, 2011 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	September 30, 2012	December 31, 2011
Accruing TDRs	$6,446	$8,653
Nonaccrual TDRs1	11,404	8,441
Total TDRs2	$17,850	$17,094

1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At September 30, 2012, the Corporation had total assets of $961.8 million compared to $928.1 million at December 31, 2011. The increase was principally a result of loan growth at the Retail Banking and Consumer Finance segments and an increase in loans held for sale at the Mortgage Banking segment, which were offset in part by a decline in the Retail Banking segment’s securities portfolio resulting from maturities and calls during the first nine months of 2012.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$148,934	22%	$147,135	22%
Real estate – construction 1	4,628	1	5,737	1
Commercial, financial and agricultural 2	216,770	32	212,235	33
Equity lines	33,787	5	33,192	5
Consumer	6,187	1	6,057	1
Consumer finance	270,920	39	246,305	38
Total loans	681,226	100%	650,661	100%

Less allowance for loan losses	(34,990)		(33,677)
Total loans, net	$646,236		$616,984

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The increase in total loans held for investment primarily occurred in the commercial, financial and agricultural segment as a result of growth in commercial real estate loans and in the consumer finance category as a result of increased demand for automobiles and increased market penetration.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, changes in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2012 and December 31, 2011, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$12,730	9%	$15,283	10%
Mortgage-backed securities	2,464	2	2,216	2
Obligations of states and political subdivisions	125,374	89	127,079	88
Total debt securities	140,568	100	144,578	100
Preferred stock	40	*	68	*
Total available for sale securities at fair value	$140,608	100%	$144,646	100%

*	Less than one percent.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $664.2 million at September 30, 2012, compared to $646.4 million at December 31, 2011. The increase from December 31, 2011 occurred primarily in noninterest-bearing demand deposits, which increased $21.1 million, or 22.1 percent, from December 31, 2011 to September 30, 2012, due to higher account balances for both personal and business depositors. Savings and interest-bearing demand deposits increased $12.1 million, or 5.0 percent, since December 31, 2011, while time deposits declined $15.3 million, or 5.0 percent, since December 31, 2011. This shift in the mix of deposits to shorter-term, lower rate interest-bearing demand deposits has occurred as depositors are positioning for flexibility in the availability of their funds in the event of an upward shift in interest rates. The Corporation had $2.3 million in brokered money market deposits outstanding at September 30, 2012, compared to no brokered deposits at December 31, 2011. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings totaled $171.0 million at September 30, 2012, compared to $161.2 million at December 31, 2011, as the Corporation used short-term borrowings to meet the short-term funding needs at the Mortgage Banking segment.

Off-Balance Sheet Arrangements

As of September 30, 2012, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

As of September 30, 2012, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at September 30, 2012 totaled $54.5 million, compared to $49.2 million at December 31, 2011. The

Corporation’s funding sources, including the capacity, amount outstanding and amount available at September 30, 2012 are presented in Table 13: Funding Sources.

TABLE 13: Funding Sources

	September 30, 2012
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$10,000	$49,000
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	95,856	52,500	43,356
Borrowings from Federal Reserve Bank	48,211	—	48,211
Revolving line of credit	120,000	75,487	44,513
Total	$328,067	$142,987	$185,080

We have no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are also available that can be pledged as collateral for future borrowings from the Federal Reserve Bank and the FHLB above the current lendable collateral value. From December 31, 2011 to September 30, 2012, the Corporation’s available funding from the sources identified in Table 13 decreased from $221.9 million to $185.1 million. This decline resulted primarily from the utilization of federal funds purchased to meet the short-term funding needs of the Mortgage Banking segment and from a decline in the loans pledged to the FHLB. We do not believe this decrease represents a material change to our liquidity position, and the Corporation may pledge additional loans to increase its funding at the FHLB.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table.

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total Capital (to Risk-Weighted Assets)
Corporation	$114,782	16.1%	$57,178	8.0%	N/A	N/A
Bank	112,380	15.8	56,979	8.0	$71,224	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	105,527	14.8	28,589	4.0	N/A	N/A
Bank	103,155	14.5	28,490	4.0	42,734	6.0
Tier 1 Capital (to Average Assets)
Corporation	105,527	11.3	37,508	4.0	N/A	N/A
Bank	103,155	11.0	37,402	4.0	46,752	5.0

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Corporation	$113,427	16.4%	$55,205	8.0%	N/A	N/A
Bank	111,029	16.2	54,999	8.0	$68,749	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,492	15.1	27,603	4.0	N/A	N/A
Bank	102,126	14.9	27,500	4.0	41,249	6.0
Tier 1 Capital (to Average Assets)
Corporation	104,492	11.5	36,362	4.0	N/A	N/A
Bank	102,126	11.3	36,252	4.0	45,315	5.0

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

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

10.19.2	Second Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 17, 2012

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date	November 7, 2012	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	November 7, 2012	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)