Form 10-K
period 2012-12-31
C & F FINANCIAL CORP
filed 2013-03-05
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  to _________

Commission file number 000-23423
_______________________________________
C&F FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________

Virginia	54-1680165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Main Street
West Point, VA 23181
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (804) 843-2360
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value per share	The NASDAQ Stock Market LLC
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
NONE
_______________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012 was $121,048,425.

There were 3,267,737 shares of common stock outstanding as of February 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 16, 2013 are incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS

General

C&F Financial Corporation (the Corporation) is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole operating subsidiary, Citizens and Farmers Bank (C&F Bank or the Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. The Bank has the following five wholly-owned subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•	C&F Mortgage Corporation and its wholly-owned subsidiaries Hometown Settlement Services LLC and Certified Appraisals LLC

•	C&F Finance Company and its wholly-owned subsidiary C&F Remarketing LLC

•	C&F Investment Services, Inc.

•	C&F Insurance Services, Inc.

•	C&F Title Agency, Inc.

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

The Corporation also owns two non-operating subsidiaries, C&F Financial Statutory Trust II (Trust II) formed in December 2007 and C&F Financial Statutory Trust I (Trust I) formed in July 2005. These trusts were formed for the purpose of issuing $10.0 million each of trust preferred capital securities in private placements to institutional investors. These trusts are unconsolidated subsidiaries of the Corporation and their principal assets are $10.3 million each of the Corporation's junior subordinated debt securities (referred to herein as "trust preferred capital notes") that are reported as liabilities of the Corporation.

Retail Banking

We provide retail banking services at the Bank's main office in West Point, Virginia, and 17 Virginia branches located one each in Chester, Hampton, Mechanicsville, Midlothian, Newport News, Norge, Providence Forge, Quinton, Saluda, Sandston, Varina, West Point and Yorktown, and two each in Williamsburg and Richmond. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking and credit cards, as well as travelers' checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2012, assets of the Retail Banking segment totaled $813.8 million. For the year ended December 31, 2012, the net income for this segment totaled $2.2 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 13 locations in Virginia, three in Maryland, one each in Wilmington, Delaware; Moorestown, New Jersey; and Gastonia, North Carolina. The Virginia offices are located one each in Charlottesville, Fishersville, Fredericksburg, Glen Allen, Hanover, Harrisonburg, Lynchburg, Newport News, Roanoke, Virginia Beach and Williamsburg, and two in Midlothian. The Maryland offices are located in Annapolis, Ellicott City and Waldorf. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Wells Fargo Home Mortgage; Franklin American Mortgage Company; US Bank Home Mortgage; Penny Mac Corporation; Ally Bank; Lake Michigan Financial

Group, Inc.; Plaza Home Mortgage, Inc.; Maryland Department of Housing and Community Development; and the Virginia Housing Development Authority. C&F Mortgage does not securitize loans. The Bank also purchases permanent loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA), and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans is non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement and residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2012, assets of the Mortgage Banking segment totaled $87.0 million. For the year ended December 31, 2012, net income for this segment totaled $2.2 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance, which the Bank acquired on September 1, 2002. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Alabama, Georgia, Illinois, Indiana, Kentucky, Maryland, Missouri, North Carolina, Ohio, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia, in Nashville, Tennessee and in Hunt Valley, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the "non-prime" market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. C&F Finance's typical borrowers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2012, assets of the Consumer Finance segment totaled $280.2 million. For the year ended December 31, 2012, net income for this segment totaled $12.6 million.

Employees

At December 31, 2012, we employed 528 full-time equivalent employees. We consider relations with our employees to be excellent.

Competition

Retail Banking

In the Bank's market area, we compete with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds, brokerage firms and insurance companies. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks and expansion of community and regional banks into our service areas.

The banking business in Virginia, and in the Bank's primary service area in the Hampton to Richmond corridor, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, efficiencies through economies of scale and, by virtue of their greater total capitalization, substantially higher lending limits than the Bank.

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

No material part of the Bank's business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank's business.

Mortgage Banking

C&F Mortgage competes with large national and regional banks, credit unions, smaller regional mortgage lenders and small local broker operations. Due to the increased regulatory and compliance burden, the industry has seen a consolidation in the number of competitors in the marketplace. The downturn in the housing markets related to declines in real estate values, increased payment defaults and foreclosures has had a dramatic effect on the secondary market. The guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) have become much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. The jumbo markets have slowed considerably and pricing has increased dramatically. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs.

The competitive factors faced by C&F Mortgage may change due to the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the Dodd-Frank Act), which was signed into law on July 21, 2010. The Dodd-Frank Act affects many aspects of mortgage finance regulation, which may result in changes to the competitive landscape in the future. The many modifications introduced have required or will require extensive rulemaking, and the full effect of the Dodd-Frank Act and the size of the related compliance burden will not be known for some time to come. The reforms to mortgage lending encompass broad new restrictions on lending practices and loan terms, amend price thresholds for certain lending segments, add new disclosure forms and procedures for all mortgages, and mandate stronger legal liabilities in connection with real estate finance. In addition, the Dodd-Frank Act authorizes the Consumer Financial Protection Bureau (the CFPB) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay (for which the CFPB finalized rules in January 2013), and allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the Dodd-Frank Act and the CFPB. While C&F Mortgage is continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation could materially and adversely affect the manner in which it conducts its mortgage business, result in heightened federal regulation and oversight of its business activities, and result in increased costs and potential litigation associated with its business activities. Given the far-reaching effect of the Dodd-Frank Act on mortgage finance, compliance with the requirements of the Dodd-Frank Act may require substantial changes to mortgage lending systems and processes and other implementation efforts.

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

No material part of C&F Mortgage's business is dependent upon a single customer and the loss of any single customer would not have a materially adverse effect upon C&F Mortgage's business. However, given the current regulatory and compliance environment in which C&F Mortgage operates, strategies are being implemented to mitigate any significant disruption in C&F Mortgage's direct or indirect access to the secondary market for residential mortgage loans. C&F Mortgage, like all residential mortgage lenders, would be affected by the inability of Fannie Mae, Freddie Mac, the FHA or the VA to purchase or guarantee loans. Although C&F Mortgage sells loans to various intermediaries, the ability of these aggregators to purchase or guarantee loans would be limited if these government-sponsored entities cease to exist or materially limit their purchases or guarantees of mortgage loans.

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

Providers of automobile financing traditionally have competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. To establish C&F Finance as one of the principal financing sources at the dealers it serves, we compete predominately by providing a high level of dealer service, building strong dealer relationships, offering flexible loan terms, and quickly funding loans purchased from dealers.

No material part of C&F Finance's business is dependent upon any single dealer relationship, and the loss of any single dealer relationship would not have a materially adverse effect upon C&F Finance's business.

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions on the Corporation and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and affect the Corporation's and the Bank's operations.

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous new laws and regulations that apply to, and focus on, financial institutions. The most significant of these new laws is the Dodd-Frank Act, which was adopted on July 21, 2010 and, in part, is intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Corporation is experiencing a period of rapidly changing regulations. These regulatory changes could have a significant effect on how the Corporation conducts its business. The specific implications of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be predicted and will depend to a large extent on the specific regulations that are adopted in the coming months and years to implement regulatory reform initiatives.

Regulation of the Corporation

As a bank holding company, the Corporation is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The Federal Reserve Board has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Bank Holding Company Act of 1956 (the BHCA) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks, and permits interstate banking acquisitions subject to certain conditions, including national and state concentration limits. As a result of the Dodd-Frank Act, a bank holding company must be well capitalized and well managed to engage in an interstate bank acquisition or merger, and banks may branch across state lines provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state.

Federal law and regulatory policy impose a number of obligations and restrictions on bank holding companies and their depository institution subsidiaries to reduce potential loss exposure to the depositors and to the Federal Deposit Insurance Corporation (the FDIC) insurance funds. For example, pursuant to the Dodd-Frank Act and Federal Reserve policy, a bank holding company must commit resources to support its subsidiary depository institutions, which is referred to as serving as a "source of strength." In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (DIF) as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damage is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

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

The Corporation also is subject to regulation and supervision by the State Corporation Commission of Virginia. The Corporation also must file annual, quarterly and other periodic reports with, and comply with other regulations of, the Securities and Exchange Commission (the SEC).

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. As long as the Corporation has total consolidated assets of less than $15 billion, under current capital standards the Corporation may include in Tier 1 and total capital the Corporation's trust preferred securities that were issued before May 19, 2010. The capital guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In June 2012, the federal bank regulatory agencies proposed (i) rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and (ii) rules for calculating risk-weighted assets. The federal bank regulatory agencies have delayed the implementation of Basel III and the new-risk-weighted assets calculations to consider comments received on the proposed rules. The timing for the agencies' publication of revised proposed rules regarding, or final rules to implement, Basel III and the new risk-weighted assets calculations is uncertain.

Basel III, if implemented by the U.S. banking agencies and fully phased-in as proposed, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things, (i) introduces as a new capital measure "Common Equity Tier 1" (CET1), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

If fully phased in as proposed, Basel III would require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 are currently expected to be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer is expected to begin at 0.625% and be phased in over a four-year period (increasing by that amount each year until it reaches 2.5%).

In connection with proposing rules to adopt the Basel III capital framework, the federal banking regulators also proposed revisions to the general rules for calculating a banking organization's total risk-weighted assets (the denominator for risk-based capital ratios) (such revisions, the Standardized Approach). If adopted as proposed, the Standardized Approach would modify the risk weightings that are applied to many classes of assets held by community banks, importantly including by applying higher risk weightings to certain "higher risk" mortgage loans and commercial real estate loans that are frequently held in a community bank's loan portfolio.

The regulations ultimately applicable to the Corporation may be substantially different from the Basel III or Standardized Approach proposed rules that were issued in June 2012. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely affect the Corporation's net income and return on equity.

Limits on Dividends

The Corporation is a legal entity that is separate and distinct from the Bank. A significant portion of the revenues of the Corporation result from dividends paid to it by the Bank. Both the Corporation and the Bank are subject to laws and regulations that limit the payment of dividends, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. In addition, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including paying dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or the Bank to pay dividends.

The Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Corporation and the Bank.  Provisions that significantly affect the business of the Corporation and the Bank include the following:

•
Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•
Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the CFPB, which is discussed in more detail below.

•
Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board's regulations that set maximum interchange fees, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•
Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•
Require depository institutions with total consolidated assets of more than $10 billion to conduct regular stress tests and require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a "qualified residential mortgage," subject to certain exceptions.

•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volker Rule).

•	Implement corporate governance revisions that apply to all public companies not just financial institutions.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

The Bank's deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. As of January 1, 2013, the basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions. As required by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changed the assessment base for DIF assessments from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital). In addition, as also required by the Dodd-Frank Act, the FDIC has adopted a new large-bank pricing assessment scheme, set a target "designated reserve ratio" (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate depends upon the institution's assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution's initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the "designated reserve ratio." Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Regulation of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI) and the FDIC. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices.

Community Reinvestment Act. The Community Reinvestment Act (CRA) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2010, the FDIC issued C&F Bank's 2009 Community Reinvestment Act Performance Evaluation (the 2009 CRA Evaluation). C&F Bank received "Satisfactory" ratings on the Investment Test component and the Service Test component evaluated as part of the 2009 CRA Evaluation.  Based on issues identified at one of C&F Bank's subsidiaries, C&F Mortgage, C&F Bank  received a "Needs to Improve" rating on the Lending Test component, and as a result, a "Needs to Improve" rating on its overall rating in January 2011. Upon the conclusion of the FDIC's CRA examination in January 2012, the FDIC upgraded C&F Bank's CRA Lending Test rating and the overall CRA rating to "Satisfactory."

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2012, the Bank owned $3.7 million of FHLB stock.

Consumer Protection. The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB's power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act and the Real Estate Settlement Procedures Act).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve and to the Bank by the FDIC. However, the CFPB may include its own examiners in regulatory examinations by a small institution's prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve and FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB's consumer protection activities on the Corporation cannot be forecast.

Mortgage Banking Regulation. In addition to certain of the Bank's regulations, the Corporation's Mortgage Banking segment is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development (HUD), the FHA, the USDA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Dodd-Frank Act has transferred rulemaking authority under many of these laws to the CFPB.

Consumer Financing Regulation. The Corporation's Consumer Finance segment also is regulated by the VBFI and the states and jurisdictions in which it operates, and the segment's lending operations are subject to federal regulations over which the CFPB has rulemaking authority. The VBFI regulates and enforces laws relating to consumer lenders and sales finance agencies such as C&F Finance. Such rules and regulations generally provide for licensing of sales finance agencies; limitations on amounts, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors' rights.

Other Safety and Soundness Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2012, the Bank was considered "well capitalized."

Incentive Compensation. The Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the FDIC have issued regulatory guidance (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not "large, complex banking organizations." The findings will be included in reports of examination, and deficiencies will be incorporated into the organization's supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution. The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2013. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives only if the Corporation's total consolidated assets exceed $1 billion. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance.

Financial Holding Company Status. As provided by the Gramm-Leach-Bliley Act of 1999 (GLBA), a bank holding company may become eligible to engage in activities that are financial in nature or incident or complimentary to financial activities by qualifying as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the Federal Reserve Board a declaration of its intention to become a financial holding company. To date, the Corporation has not filed a declaration to become a financial holding company, and qualification as such by other bank holding companies has not had a material effect on the Corporation's or the Bank's business.

Confidentiality and Required Disclosures of Customer Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The GLBA and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Corporation is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (FBI) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the U.S. Department of the Treasury (the Treasury) and contact the FBI. The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an "enemy" of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, these laws and programs do not materially affect the Bank's products, services or other business activities.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with less than $10 billion in total consolidated assets, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization's financial condition. Based on existing regulatory guidance, the Corporation and the Bank will be expected to consider the institution's interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

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

Available Information

The Corporation's SEC filings are filed electronically and are available to the public over the Internet at the SEC's web site at http://www.sec.gov. In addition, any document filed by the Corporation with the SEC can be read and copied at the SEC's public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Corporation's SEC filings also are available through our web site at http://www.cffc.com under "Investor Relations/SEC Filings" as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Corporation's secretary at P.O. Box 391, West Point, VA 23181 or by calling 804-843-2360.

ITEM 1A.    RISK FACTORS

A continuation or deterioration of the current economic environment could adversely affect our financial condition and results of operations.

A continuation or deterioration of the current economic environment could adversely affect the Corporation's performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Overall, during 2012 the economic environment has been adverse for many households and businesses in our markets, the Commonwealth of Virginia and the United States. Dramatic declines in the housing market that began during the recession have resulted in significant write-downs of asset values by financial institutions. The Corporation has recognized significantly elevated loan loss provisions and write-downs and other expenses associated with foreclosed properties beginning in 2008 as the level of nonperforming assets increased throughout the period. The economic recovery has been less than robust and there can be no assurance that the measured economic recovery will continue. The continued high levels of unemployment coupled with the continued downward pressure in the housing market has and may continue to have an adverse effect on the Corporation's results of operations.

Deterioration in the soundness of our counterparties or disruptions to credit markets could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. In addition, over the last several years developments in the global or national economies or financial markets have caused temporary disruptions in the credit and liquidity markets, which at times has restricted the flow of capital to credit markets and financial institutions, and future disruptions could restrict our ability to engage in routine funding transactions and adversely affect our liquidity. There is no assurance that the failure of our counterparties would not materially adversely affect the Corporation's results of operations.

Our home lending profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of single-family residential loan products for sale to investors in the secondary market. The existence of an active secondary market is dependent upon the continuation of programs currently offered by government-sponsored enterprises (GSEs), such as Fannie Mae and Freddie Mac, and the FHA, which account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could adversely affect our mortgage company's operations. Further, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, it is unclear whether further changes or reforms would adversely affect our operations. Although we sell loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if the GSEs cease to exist or materially limit their purchases of mortgage loans.

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule in January 2013 amending Regulation Z, as implemented by the Truth in Lending Act, to require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. These CFPB rules require a mortgage lender to either (i) originate "qualified mortgages," defined as loans that do not include negative amortization, interest-only payments, balloon payments, or terms longer than 30 years; or (ii) originate loans that consider eight separate underwriting factors that are identified in the CFPB rules to evaluate each borrower's ability to repay. These CFPB rules, in addition to other previously-issued and to-be-issued CFPB regulations, could materially affect our ability to originate and resell a high volume of mortgage loans, which could adversely affect our financial condition and results of operations.

Compliance with laws, regulations and supervisory guidance, both new and existing, may adversely affect our business, financial condition and results of operations.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. Since the interest rate cuts made by the Federal Reserve Bank in September 2007, our net interest margin has recovered gradually over the past several years because we have been able to reprice fixed-rate deposits at lower rates, as well as implement policies that established floors on variable rate loans. The Federal Reserve's Federal Open Market Committee has stated it will keep the federal funds target rate at 0%-0.25% until economic and labor conditions (as indicated by the unemployment rate) improve, which is currently expected to be until 2015. While such a continuance of accommodative monetary policy could allow us to continue to reprice fixed-rate deposits at lower rates, sustained low interest rates could put further pressure on the yields generated by our loan portfolio and on our net interest margin. There is no guarantee we will continue to be able to reprice deposits at favorable rates as competition for deposits from both local and national financial institutions is intense, and continued pressure on our asset yields and net interest margin could adversely affect our results of operations.

In addition, a significant portion of C&F Finance's funding is indexed to short-term interest rates and reprices as short-term interest rates change.  An upward movement in interest rates may result in an unfavorable pricing disparity between C&F Finance's fixed rate loan portfolio and its adjustable-rate borrowings.

Weakness in the secondary residential mortgage loan markets will adversely affect income from our mortgage company.

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of residential loan products for sale into the secondary market to investors. The correction in residential real estate market prices may not have reached bottom. We expect the ongoing effects of lower demand for home mortgage loans in recent years resulting from reduced demand in both the new and resale housing markets and housing market value declines to keep pressure on loan origination volume at C&F Mortgage. At the same time as market conditions have been negatively affecting loan origination volume, efforts by the Federal Reserve Board to keep interest rates low and government initiatives and programs to assist borrowers to refinance residential mortgage loans (e.g., the Home Affordable Refinance Program, or HARP), have caused a substantial increase in loan originations and refinancing activity. There is no guarantee that efforts by the Federal Reserve Board will have a positive effect on loan originations or that government loan modification programs will have a positive effect on mortgage refinancing transactions. These factors may cause our revenue from our mortgage company to be volatile from quarter to quarter.

In addition, credit markets have continued to experience difficult conditions and volatility. There have been significant increases in payment defaults by borrowers and mortgage loan foreclosures. These factors may result in potential repurchase or indemnification liability to C&F Mortgage on residential mortgage loans originated and sold into the secondary market in the event of claims by investors of borrower misrepresentation, fraud, early-payment default, or underwriting error, as investors attempt to minimize their losses. While we entered into an agreement with our then largest purchaser of loans that resolved all known and unknown indemnification obligations related to loans sold to this investor through 2010, and while we mitigate the risk of repurchase liability by underwriting to the purchasers' guidelines, we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications, or that established reserves will be adequate, which could adversely affect the Corporation's net income.

Our business is subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Deterioration in economic conditions, such as the recent recession, continuing high unemployment, and further declines in real estate values, could hurt our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; and a deterioration in the value of collateral for loans made by our various business segments.

Our level of credit risk is increasing due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2012, 30 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2012, 41 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. Our allowance for loan losses is determined by analyzing historical loan losses for relevant periods of time, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower's ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses are considerations with respect to the effect of economic events, the outcome of which are uncertain. Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income. Although we believe our allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future.

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

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

In the ordinary course of business, the Corporation collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Corporation's business strategy. The Corporation has invested in information security technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Corporation's computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Such security breaches could expose us to possible liability and damage our reputation. We rely on standard security systems and procedures to provide the security and authentication necessary to effect secure collection, transmission and storage of sensitive data. These systems and procedures include but are not limited to (i) regular penetration testing of our network perimeter, (ii) regular employee training programs on sound security practices, (iii) deployment of tools to monitor the Bank's network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus and anti-malware, resource logging and patch management, (iv) multifactor authentication for customers using treasury management tools, and (v) enforcement of security policies and procedures for the additions and maintenance of user access and rights to resources.

While most of our core data processing is conducted internally, certain key applications are outsourced to third party providers. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Our business is technology dependent and an inability to invest in technological improvements may adversely affect results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, which may require substantial capital expenditures to modify or adapt existing products and services. In addition to better customer service, the effective use of technology increases efficiency and results in reduced costs. Our future success will depend in part upon our ability to create synergies in our operations through the use of technology. Many competitors have substantially greater resources to invest in technological improvements. We cannot assure that technological improvements will increase operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry regulatory environment within the United States and mandates significant changes in the financial regulatory landscape that will affect all financial institutions, including the Corporation. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, have been given significant discretion in drafting the Dodd-Frank Act's implementing rules and regulations, many of which have not been finalized. Consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations, and it remains too early to fully assess the complete effect of the Dodd-Frank Act and related regulatory rulemaking processes on our business, financial condition or results of operations.

The Dodd-Frank Act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which when considered in connection with the proposed Basel III capital framework and related regulatory proposals could significantly limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

The Consumer Financial Protection Bureau may increase our regulatory compliance burden and could affect the consumer financial products and services that we offer.

Among the Dodd-Frank Act's significant regulatory changes, the Dodd-Frank Act creates a new financial consumer protection agency that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the FDIC, which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. This agency, named the Consumer Financial Protection Bureau (CFPB), may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act's prohibitions against unfair, deceptive and abusive consumer finance products or practices, which may directly affect the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency's broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Corporation's primary regulators. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined.  However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations.

The Basel III capital framework could require higher levels of capital and liquid assets, which could adversely affect the Corporation's net income and return on equity.

The Basel III capital framework, if implemented by the U.S. banking agencies and fully phased-in as proposed, would represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. The proposed Basel III capital framework and related changes to the standardized calculations of risk-weighted assets are complex and would create enormous compliance burdens, especially for community banks. These proposed regulations would require bank holding companies and their subsidiaries, such as the Corporation and the Bank, to maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. For example, the Basel III framework would require unrealized gains and losses to flow through to common equity tier 1 capital, which would create significant, and to some extent unpredictable, volatility in regulatory capital levels and calculations and cause banks to adopt significantly more conservative capital strategies. The proposals would require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and would likely dramatically increase risk-weighted assets at many banking organizations as a result of applying higher risk weightings to many types of loans and securities. As a result, banks may be forced to sell certain portions of their residential mortgage portfolios and limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio.

If the proposed changes to bank capital levels (Basel III) and the calculation of risk-weighted assets are implemented without change, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. The regulations ultimately applicable to the Corporation may be substantially different from the proposed rules to implement the Basel III capital framework and revised calculations of risk-weighted assets. However, we cannot make assurances that final regulations will not have a detrimental effect on the Corporation's net income and return on equity and limit the products and services we provide to our customers.

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

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules, which became effective April 1, 2011.  A depository institution's deposit insurance assessment is now calculated based on the institution's total assets less tangible equity, rather than the previous base of total deposits.  While the Corporation's FDIC insurance assessments have declined as a result of this change, the Bank's FDIC insurance premiums could increase if the Bank's asset size increases, if the FDIC raises base assessment rates, or if the FDIC takes other actions to replenish the DIF.

Changes in accounting standards and management's selection of accounting methods, including assumptions and estimates, could materially affect our financial statements.

From time to time, the SEC and the Financial Accounting Standards Board (FASB) change the financial accounting and reporting standards that govern the preparation of the Corporation's financial statements. These changes can be hard to predict and can materially affect how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, the Corporation may experience unexpected material consequences.

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

We believe that a critical contributor to our success has been our corporate culture, which focuses on building personal relationships with our customers. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively affect our future success.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved comments from the SEC staff.

ITEM 2.    PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

The Bank owns a building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses the Bank's Main Office and the main office of C&F Investment Services.

The Bank owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 85,000 square feet. Approximately 30,000 square feet were renovated in 2005 in order to house the Bank's operations center, which consists of the Bank's loan, deposit and administrative functions and staff.

The building owned by the Bank and previously used for the Bank's deposit operations at Seventh & Main Streets in West Point, Virginia, which is a 14,000 square foot building remodeled by the Bank in 1991, has been leased to the Economic Development Authority of the Town of West Point, Virginia (Development Authority) for the purpose of housing and operating incubator businesses under the supervision of the Development Authority. The building owned by the Bank and previously used for the Bank's loan operations at Sixth and Main Streets in West Point, Virginia, which is a 5,000 square foot building acquired and remodeled by the Corporation in 1998, has been retained as back-up facilities for the Toano operations center. Management has not yet determined the long-term utilization of these properties.

The Bank owns a building located at 1400 Alverser Drive in Midlothian, Virginia. The building provides space for a branch office of the Bank and for a C&F Mortgage branch office, as well as C&F Mortgage's main administrative offices. This two-story building has 25,000 square feet and was constructed in 2001.

The Bank owns 15 other Bank branch locations and leases one Bank branch location and one regional commercial lending office in Virginia. Rental expense for these leased locations totaled $101,000 for the year ended December 31, 2012.

C&F Mortgage's Newport News loan production office is located on the second floor of the Bank's Newport News branch building and its Williamsburg loan production office is located on the second floor of the Bank's Jamestown Road branch location. In addition, C&F Mortgage has 16 loan production offices leased from nonaffiliates including 10 in Virginia, three in Maryland, and one each in Delaware, North Carolina, and New Jersey. Rental expense for these leased locations totaled $1.1 million for the year ended December 31, 2012.

The Hampton office of C&F Finance is located on the second floor of the Bank's Hampton branch building. In January 2011, C&F Finance entered into a five-year lease agreement with an unrelated third party for approximately 17,000 square feet of office space in Richmond, Virginia, which is being used for C&F Finance's headquarters and its loan and administrative functions and staff. C&F Finance has two leased offices, one each in Maryland and Tennessee. Rental expense for these leased locations totaled 321,000 for the year ended December 31, 2012.

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years

Larry G. Dillon (60) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and the Bank since 1989

Thomas F. Cherry (44) Executive Vice President Chief Financial Officer and Secretary	Secretary of the Corporation and the Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and the Bank since December 2004

Bryan E. McKernon (56) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's Common Stock is traded on the over-the-counter market and is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol "CFFI." As of February 27, 2013, there were approximately 2,200 shareholders of record. As of that date, the closing price of our Common Stock on the NASDAQ Global Select Stock Market was $39.83. Following are the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were declared quarterly in 2012 and 2011.

	2012			2011
Quarter	High	Low	Dividends	High	Low	Dividends
First	$31.53	$26.40	$0.26	$25.75	$21.21	$0.25
Second	41.95	28.25	0.26	22.68	19.95	0.25
Third	43.42	38.51	0.27	23.75	19.00	0.25
Fourth	40.00	33.06	0.29	28.00	20.21	0.26

Payment of dividends is at the discretion of the Corporation's board of directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1, "Business," under the heading "Limits on Dividends."

During 2012, the Corporation did not purchase any of its Common Stock.

ITEM 6.    SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except share and per share amounts)	2012	2011	2010	2009	2008
Selected Year-End Balances:
Total assets	$977,018	$928,124	$904,137	$888,430	$855,657
Total shareholders' equity	102,197	96,090	92,777	88,876	64,857
Total loans (net)	640,283	616,984	606,744	613,004	633,017
Total deposits	686,184	646,416	625,134	606,630	550,725
Summary of Operations:
Interest income	$76,964	$73,790	$69,848	$64,971	$64,130
Interest expense	10,111	11,881	13,235	15,459	21,395
Net interest income	66,853	61,909	56,613	49,512	42,735
Provision for loan losses	12,405	14,160	14,959	18,563	13,766
Net interest income after provision for loan losses	54,448	47,749	41,654	30,949	28,969
Noninterest income	33,502	27,046	29,700	36,689	25,149
Noninterest expenses	63,922	56,084	60,295	60,167	49,320
Income before taxes	24,028	18,711	11,059	7,471	4,798
Income tax expense	7,646	5,735	2,949	1,945	617
Net income	16,382	12,976	8,110	5,526	4,181
Effective dividends on preferred stock	311	1,183	1,149	1,130	—
Net income available to common shareholders	$16,071	$11,793	$6,961	$4,396	$4,181
Per share:
Earnings per common share—basic	$5.00	$3.76	$2.26	$1.44	$1.38
Earnings per common share—assuming dilution	4.86	3.72	2.24	1.44	1.37
Dividends	1.08	1.01	1.00	1.06	1.24
Weighted average number of shares—assuming dilution	3,305,902	3,172,277	3,103,469	3,048,491	3,058,274
Significant Ratios:
Return on average assets	1.71%	1.30%	0.78%	0.50%	0.51%
Return on average common equity	17.05	14.86	9.74	6.60	6.39
Dividend payout ratio – common shares	21.60	26.86	44.25	73.48	89.79
Average common equity to average assets	10.03	8.75	8.01	7.61	7.98

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation's expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute "forward-looking statements" as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation's and each business segment's loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields including continuation of the current low interest rate environment, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve including quantitative easing programs, capital requirements, growth strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•
the legislative/regulatory climate, including the Dodd-Frank Act and regulations promulgated thereunder, the CFPB and the regulatory and enforcement activities of the CFPB and rules promulgated under the Basel III framework

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

•	the value of securities held in the Corporation's investment portfolios

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of used automobiles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	demand for loan products

•	deposit flows

•	the strength of the Corporation's counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation's market area

•	the Corporation's expansion and technology initiatives

•	technology

•	reliance on third parties for key services

•	accounting principles, policies and guidelines

These risks are exacerbated by the turbulence over the past several years in the global and United States financial markets.  Continued weakness in the global and United States financial markets could further affect the Corporation's performance, both directly by affecting the Corporation's revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation's counterparties and the economy in general.  While there are some signs of improvement in the economic environment, there was a prolonged period of volatility and disruption in the markets, and unemployment has risen to, and remains at, high levels. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital for liquidity and business purposes.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutions. As a result, defaults by, or even rumors or questions about defaults by, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. There is no assurance that any such losses would not materially adversely affect the Corporation's results of operations.

There can be no assurance that the actions taken by the federal government and regulatory agencies will alleviate the industry or economic factors that may adversely affect the Corporation's business and financial performance. Further, many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall effect on the Corporation's business and financial performance.

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors," should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower's ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  For more information see the section titled "Asset Quality" within Item 7.

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications under certain conditions when a purchaser of a loan (investor) sold by C&F Mortgage incurs a loss due to borrower misrepresentation, fraud, early default, or underwriting error. The allowance represents an amount that, in management's judgment, will be adequate to absorb any losses arising from indemnification requests. Management's judgment in determining the level of the allowance is based on the volume of loans sold, historical experience, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (TDRs) are also considered impaired loans, even if the loan balance is less than $500,000. A TDR occurs when we agree to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. For more information see the section titled "Asset Quality" within Item 7.

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

Goodwill: All of the Corporation's goodwill was recognized in connection with the Bank's acquisition of C&F Finance Company in September 2002. With the adoption of Accounting Standards Update 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, we determine that it is more likely than not that the fair value of C&F Finance Company is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Corporation's goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of the impairment test, we will perform a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

Retirement Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank's actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

Derivative Financial Instruments:  The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet.  The derivative financial instruments have been designated as and qualify as cash flow hedges.  The effective portion of the gain or loss on the cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

Accounting for Income Taxes: Determining the Corporation's effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Corporation's tax returns are subject to audit by various tax authorities. Although we believe that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

For further information concerning accounting policies, refer to Item 8, "Financial Statements and Supplementary Data," under the heading "Note 1: Summary of Significant Accounting Policies."

OVERVIEW

Our primary financial goals are to maximize the Corporation's earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (ROA), (ii) return on average common equity (ROE), and (iii) growth in earnings.  In addition to these financial performance measures, we track the performance of the Corporation's three principal business activities: retail banking, mortgage banking, and consumer finance.  We also actively manage our capital through growth and dividends, while considering the need to maintain a strong regulatory capital position.

Financial Performance Measures

Net income for the Corporation was $16.4 million in 2012, compared with net income of $13.0 million in 2011. Net income available to common shareholders for 2012 was $16.1 million, or $4.86 per common share assuming dilution, compared with $11.8 million, or $3.72 per common share assuming dilution for 2011. The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred Stock dividends and accretion of the discount related to the Corporation's participation in the Capital Purchase Program (CPP). The financial results for 2012 were attributable to (1) strong earnings in the Consumer Finance segment, which continued to benefit from substantial loan growth, robust automobile demand and the current low interest rate environment, (2) increased profitability in the Mortgage Banking segment, which benefited from higher gains on sales of loans and ancillary loan production fee income, both due to increased mortgage loan originations and sales volumes during 2012 and (3) increased profitability in the Retail Banking segment, which benefited from the effects of the low interest rate environment on the cost of deposits and lower loan loss provision expense. See "Principal Business Activities" below for additional discussion.

The Corporation's ROE and ROA were 17.05 percent and 1.71 percent, respectively, for the year ended December 31, 2012, compared to 14.86 percent and 1.30 percent for the year ended December 31, 2011.  The increase in these ratios during 2012 was primarily due to earnings improvement of the Retail Banking and Mortgage Banking segments and the sustained earnings strength of the Consumer Finance segment. In addition, the redemption of the Series A Preferred Stock was accomplished without raising additional capital and has eliminated any future Series A Preferred Stock dividends and discount accretion to reduce net income available to common shareholders. See "Principal Business Activities" below for additional information.

2013 Outlook

While management believes that the Corporation is well positioned to see continued strong earnings in 2013, the following factors could influence the Corporation's financial performance in 2013:

•
Retail Banking: Our ability to achieve loan growth will be a significant influence on the Bank's performance during 2013. General economic trends in the Bank's markets have contributed to decreased demand for new loans and increased competition to satisfy the limited loan demand that exists. It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding assets. Managing the continuing risks inherent in our loan portfolio and expenses associated with nonperforming assets will also continue to influence the Retail Banking segment's performance during 2013. General economic trends in the Bank's markets will continue to affect the quality of the loan portfolio and our provision for loan losses, as well as the amount of our nonperforming assets. We expect to continue to see elevated expenses associated with properties that the Bank has already taken possession of and from future foreclosures. Further actions that may be taken by the federal government to restrict or control pricing on products offered by banks may affect the Bank's noninterest income during 2013 and the costs to comply with such actions and other government regulations may increase noninterest expense during 2013.

•
Mortgage Banking: C&F Mortgage generates significant noninterest income from the sale of residential loan products into the secondary market to investors, which in turn aggregate and sell loans predominantly to government-sponsored enterprises, such as Fannie Mae and Freddie Mac, and the FHA. Any disruption in the Mortgage Company's access to the aggregators directly or to the government-sponsored enterprises indirectly may affect the Mortgage Company's noninterest income during 2013. C&F Mortgage will be affected during 2013 and beyond by the reforms to mortgage lending encompassed by the Dodd-Frank Act's broad new restrictions on lending practices and loan terms, including recent regulations addressing mortgage loan ability-to-repay requirements and "qualified mortgage" standards issued by the CFPB. Compliance with the regulations promulgated under the Dodd-Frank Act and by the CFPB may require substantial changes to mortgage lending systems and processes due to the heightened federal regulation.

•
Consumer Finance: With the expectation that short-term interest rates will remain low, C&F Finance should generate strong operating results in 2013 because a significant portion of its funding is indexed to short-term interest rates. The ongoing effects of the current economic environment, including sustained unemployment levels, may result in more loan delinquencies and collateral repossessions at C&F Finance. The general availability of consumer credit or other factors that affect consumer confidence or disposable income could increase loan defaults and may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of loss in the event of default. During 2008 and 2009, there was a significant contraction in the number of institutions providing automobile financing for the non-prime market. This contraction accompanied the economic downturn and the overall tightening of credit. As economic and financial conditions have improved, institutions with access to capital began re-entering the automobile financing market during 2012. We expect intensified competition for loans and qualified personnel to continue in 2013, which may affect loan pricing strategies to grow market share and personnel costs at C&F Finance during 2013.

Principal Business Activities

An overview of the financial results for each of the Corporation's principal segments is presented below. A more detailed discussion is included in the section "Results of Operations."

Retail Banking:  C&F Bank reported net income of $2.2 million for the year ended December 31, 2012, compared to a net loss of $432,000 for the year ended December 31, 2011. The improvement in financial results for 2012, as compared to 2011, resulted from the following: (1) the effect of the low interest rate environment on the cost of deposits, (2) the decrease in loan loss provision expense, (3) an increase in activity-based interchange income, (4) lower FDIC insurance expense and (5) lower expenses associated with write-downs and holding costs of foreclosed properties. Partially offsetting these positive factors were the negative effects of the following:  (1) a decline in average loans to non-affiliates to $403.2 million for 2012 from $406.1 million for 2011 resulting from weak loan demand in the current economic environment, coupled with intensified competition for loans in our markets, (2) a decline in overdraft fee income, and (3) higher occupancy expenses associated with depreciation and maintenance of technology investments related to expanding the banking products we offer to our customers and to improving our operational efficiency and security.

The Bank's nonperforming assets were $17.7 million at December 31, 2012, compared to $16.1 million at December 31, 2011. Nonperforming assets at December 31, 2012 included $11.5 million in nonaccrual loans, compared to $10.0 million at December 31, 2011, and $6.2 million in foreclosed properties, compared to $6.1 million at December 31, 2011. TDRs were $16.5 million at December 31, 2012, of which $9.8 million were included in nonaccrual loans, compared to $17.1 million at December 31, 2011, of which $8.4 million were included in nonaccrual loans. The increase in nonaccrual loans primarily resulted from the addition during 2012 of $5.2 million for one commercial customer secured by undeveloped residential and commercial property. Specific reserves of $2.8 million have been established for nonaccrual loans as of December 31, 2012. Management believes it has provided adequate loan loss reserves for the Retail Banking segment's loans.  Other real estate owned at December 31, 2012 consists of both residential and non-residential properties. These properties have been written down to their estimated fair values less selling costs.

Mortgage Banking: C&F Mortgage reported net income of $2.2 million for the year ended December 31, 2012, compared to $1.3 million for the year ended December 31, 2011. The improvement in financial results for 2012, as compared to 2011, was primarily attributable to: (1) higher gains on the sales of loans and ancillary loan production fees, (2) lower legal and consulting fees and (3) an increase in interest income earned on the average warehouse of loans originated for resale. The increases in both loan originations and gains on the sale of loans resulted in partially offsetting increases during 2012 in loan production expenses, income-based compensation expenses and the provision for indemnifications. Additionally, during 2012 C&F Mortgage incurred higher non-production based personnel expenses in order to manage the increasingly complex regulatory environment in which it operates.

Loan origination volume for the year ended December 31, 2012 increased to $840.1 million from $616.4 million for the year ended December 31, 2011. During 2012, the amount of loan originations for refinancings and new and resale home purchases were $344.4 million and $495.7 million, respectively, compared to $184.9 million and $431.5 million, respectively, during 2011. The increase in origination volume is largely a result of the continued low interest rate environment throughout 2012, which spurred refinancing activity and stabilization in housing market values. The higher volume of loan originations in 2012 resulted in an increase in gains on sales of loans, which were $20.6 million for the year ended December 31, 2012, compared to $16.1 million for the year ended December 31, 2011.

Consumer Finance: C&F Finance reported net income of $12.6 million for the year ended December 31, 2012, which was a $300,000 increase over the year ended December 31, 2011. The financial results for 2012, as compared to 2011, included the effects of the following:  (1) the sustained low cost on its variable-rate borrowings and (2) an increase in average loans outstanding of 10.2 percent from 2011 to 2012. Factors that negatively affected the financial results during 2012 were increases of (1) $2.0 million in the loan loss provision expense due to higher net charge-offs as a result of economic conditions and lower resale prices of repossessed automobiles, (2) $879,000 in personnel expenses as a result of expansion into new markets and loan growth and (3) $150,000 in occupancy expense as a result of the relocation of C&F Finance's headquarters to a larger leased office building in April 2011 and depreciation and maintenance of technology to support growth.

The allowance for loan losses as a percentage of loans increased to 7.96 percent at December 31, 2012, compared to 7.94 percent at December 31, 2011. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Other and Eliminations: The net loss for this combined segment was $607,000 for the year ended December 31, 2012, compared to a net loss of $533,000 for the year ended December 31, 2011. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, interest expense associated with the Corporation's trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management

Total shareholders' equity was $102.2 million at December 31, 2012, compared to $96.1 million at December 31, 2011.  Capital growth resulted from earnings for the year ended December 31, 2012, offset in part by the redemption of the Corporation's remaining Series A Preferred Stock and payment of dividends on common stock and the Series A Preferred Stock. Capital also included a $1.3 million net increase in other comprehensive income. For the years ended December 31, 2012, 2011 and 2010, the Corporation's average common equity to average assets ratio was 10.03%, 8.75% and 8.01%, respectively.

The capital and liquidity positions of the Corporation remain strong. Capital has continued to grow during 2012 and exceeds current regulatory capital standards for being well-capitalized. In April 2012, the Corporation achieved its goal of exiting the CPP by redeeming the remainder of its Series A Preferred Stock. The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued.

We also manage capital through dividends to the Corporation's shareholders.  The Corporation's board of directors continued its policy of paying dividends in 2012 and declared a quarterly cash dividend of 29 cents per common share for the fourth quarter of 2012, which was a 7.4 percent increase over the prior quarter's cash dividend declared of 27 cents per common share, and an 11.5 percent increase over the 26 cents per share declared for the fourth quarter of 2011. The dividend payout ratio was 21.6 percent of net income available to common shareholders for the year ended December 31, 2012. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets for each of the years ended December 31, 2012, 2011 and 2010. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2012			2011			2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$20,376	$336	1.65%	$19,366	$314	1.62%	$20,531	$383	1.87%
Tax-exempt	117,612	7,059	6.00	118,984	7,362	6.19	105,526	6,786	6.43
Total securities	137,988	7,395	5.36	138,350	7,676	5.55	126,057	7,169	5.69
Loans, net	732,972	71,998	9.82	683,648	68,630	10.04	684,667	65,003	9.49
Interest-bearing deposits in other banks and Fed funds sold	11,695	22	0.19	19,863	46	0.23	11,628	43	0.37
Total earning assets	882,655	79,415	9.00	841,861	76,352	9.07	822,352	72,215	8.78
Allowance for loan losses	(35,126)			(30,652)			(25,893)
Total non-earning assets	92,821			95,048			95,431
Total assets	$940,350			$906,257			$891,890

Liabilities and Shareholders' Equity
Time and savings deposits:
Interest-bearing deposits	$110,237	410	0.37%	$109,314	552	0.51%	$95,005	537	0.57%
Money market deposit accounts	98,045	369	0.38	77,882	507	0.65	64,085	563	0.88
Savings accounts	45,645	45	0.10	42,083	43	0.10	41,685	42	0.10
Certificates of deposit, $100 thousand or more	134,668	2,047	1.52	135,307	2,684	1.98	142,918	3,161	2.21
Other certificates of deposit	163,921	2,454	1.50	172,675	3,217	1.86	178,569	3,935	2.20
Total time and savings deposits	552,516	5,325	0.96	537,261	7,003	1.30	522,262	8,238	1.58
Borrowings	162,312	4,786	2.95	159,710	4,878	3.05	167,984	4,997	2.97
Total interest-bearing liabilities	714,828	10,111	1.41	696,971	11,881	1.70	690,246	13,235	1.92
Demand deposits	104,737			93,912			89,430
Other liabilities	23,749			20,410			20,776
Total liabilities	843,314			811,293			800,452
Shareholders' equity	97,036			94,964			91,438
Total liabilities and shareholders' equity	$940,350			$906,257			$891,890
Net interest income		$69,304			$64,471			$58,980
Interest rate spread			7.59%			7.37%			6.86%
Interest expense to average earning assets			1.15%			1.41%			1.61%
Net interest margin			7.85%			7.66%			7.17%

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

TABLE 2: Rate-Volume Recap

	2012 from 2011			2011 from 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(Dollars in thousands)	Rate	Volume		Rate	Volume
Interest income:
Loans	$(1,501)	$4,869	$3,368	$3,724	$(97)	$3,627
Securities:
Taxable	5	17	22	(21)	(48)	(69)
Tax-exempt	(219)	(84)	(303)	(282)	858	576
Interest-bearing deposits in other banks and Fed funds sold	(8)	(16)	(24)	(12)	15	3
Total interest income	(1,723)	4,786	3,063	3,409	728	4,137
Interest expense:
Time and savings deposits:
Interest-bearing deposits	(147)	5	(142)	(62)	77	15
Money market deposit accounts	(248)	110	(138)	(163)	107	(56)
Savings accounts	(2)	4	2	1	—	1
Certificates of deposit, $100 thousand or more	(624)	(13)	(637)	(315)	(162)	(477)
Other certificates of deposit	(606)	(157)	(763)	(592)	(126)	(718)
Total time and savings deposits	(1,627)	(51)	(1,678)	(1,131)	(104)	(1,235)
Borrowings	(171)	79	(92)	129	(248)	(119)
Total interest expense	(1,798)	28	(1,770)	(1,002)	(352)	(1,354)
Change in net interest income	$75	$4,758	$4,833	$4,411	$1,080	$5,491

2012 Compared to 2011

Net interest income, on a taxable-equivalent basis, was $69.3 million for the year ended December 31, 2012, compared to $64.5 million for the year ended December 31, 2011. The higher net interest income during 2012, as compared to the same period of 2011, resulted from a 19 basis point increase in net interest margin to 7.85 percent, coupled with a 4.8 percent increase in average earning assets. The increase in net interest margin was principally a result of growth in the Consumer Finance segment's loan portfolio (which generates higher yields than the Retail Banking segment's loan portfolio) and decreases in the rates paid by the Retail Banking segment on savings and time deposits, partially offset by lower yields on the aggregate loan portfolio and municipal securities. The decreases in rates paid on time and savings deposits were primarily a result of the sustained low interest rate environment and the repricing of higher rate certificates of deposit as they matured to lower rates. In addition, the mix in interest-bearing deposits has shifted to shorter-term deposit accounts, including demand deposits and money market deposit accounts. The decreases in the yields on loans resulted primarily from higher average loans held for sale at the Mortgage Banking segment, which typically are lower yielding than loans held for investment. The increase in average loans held for sale offset the favorable effects of a change in the mix of loans held for investment, specifically an increase in higher yielding average loans at the Consumer Finance segment and a decline in lower yielding average loans at the Retail Banking segment, which resulted in higher yields on loans held for investment. The decline in the yield on securities resulted from calls and maturities of higher-yielding securities and purchases of municipal securities with lower yields in the current low interest rate environment.

Average loans, which includes both loans held for investment and loans held for sale, increased to $733.0 million for the year ended December 31, 2012 from $683.6 million for the year ended December 31, 2011. A portion of the increase occurred in the Mortgage Banking segment's portfolio of loans held for sale, the average balance of which increased $28.2 million during 2012 compared to

2011. This increase is indicative of higher mortgage loan production due to the continued low interest rate environment that has led to increased mortgage borrowing and refinancing activity during 2012. In total, average loans to non-affiliates held for investment increased $21.2 million during 2012. The Consumer Finance segment's average loan portfolio increased $24.3 million during 2012 as a result of robust demand in existing and new markets. The increase in average loans at the Consumer Finance segment was offset in part by a $3.1 million decrease in the Retail Banking and Mortgage Banking segments' portfolios of average loans held for investment. Of this $3.1 million decrease, $2.9 million occurred in the Retail Banking loan portfolio, where loan production has been negatively affected by weak demand for new loans in the current economic environment and intensified competition for loans in our markets.

The overall yield on average loans decreased 22 basis points to 9.82 percent for the year ended December 31, 2012, when compared to 2011, principally as a result of the higher level of lower-yielding Mortgage Banking segment loans held for sale as a percentage of total loans, as well as a slight decrease in the yield on the Consumer Finance segment loans as a result of increased competition for automobile financing loans in the segment's markets.

Average securities available for sale decreased $362,000 for the year ended December 31, 2012, when compared to 2011. The decrease resulted from the effect of the lower interest rate environment on call activity, coupled with limited availability of reinvestment opportunities that satisfy the investment portfolio's role in managing interest rate sensitivity, providing liquidity and serving as an additional source of interest income. The lower yield on the available-for-sale securities portfolio during 2012 resulted from the calls and maturities of higher-yielding securities and purchases of lower yielding securities in the current low interest rate environment, as well as purchases of shorter term securities with lower yields throughout 2012 and 2011.

Average interest-bearing deposits in other banks and Federal funds sold decreased $8.2 million for the year ended December 31, 2012, when compared to 2011, as a result of deploying excess liquidity to partially fund loan demand at the Mortgage Banking and Consumer Finance segments. The average yield on these overnight funds declined four basis points during 2012 as a result of the continuing low interest rate environment.

Average interest-bearing time and savings deposits increased $15.3 million for the year ended December 31, 2012, compared to 2011, mainly due to a shift to shorter-term money market deposit accounts, which provide depositors greater flexibility for funds management and investing decisions in this low interest rate environment. The average cost of deposits declined 34 basis points during 2012 because time deposits that matured throughout 2012 and 2011 repriced at lower interest rates or were not renewed, interest rates paid on interest-bearing demand and money market deposits accounts decreased as a result of the sustained low interest rate environment and the balances of short-term savings and money market deposits, which pay a lower interest rate, increased.

Average borrowings increased $2.6 million for the year ended December 31, 2012, compared to 2011.  This increase occurred in short-term fed funds purchased in order to fund the Mortgage Banking segment's portfolio of loans held for sale. The average cost of borrowings declined 10 basis points during 2012 because of the higher average balance of fed funds purchased in relation to total borrowings, as well as the maturity of $10.0 million of FHLB advances during the third quarter of 2012, which were replaced by advances carrying lower interest rates.

Based on actions and announcements by the Federal Reserve during the first quarter of 2013, the Corporation anticipates that interest rates will remain low in the short-term, which will most likely preserve the low rate environment that has been favorable during 2012 to the Mortgage Banking segment's operations and to C&F Finance's cost of funds. During 2012 the low interest rate environment caused the declines in interest expense. The Corporation expects these declines in interest expense to have less of an effect on net interest margin in 2013. It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities. With the expectation that short-term interest rates will not change significantly and the current low rate environment will continue, the net interest margin at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that these competitors may use to grow market share in automobile financing.

2011 Compared to 2010

Net interest income, on a taxable-equivalent basis, was $64.5 million for the year ended December 31, 2011, compared to $59.0 million for the year ended December 31, 2010. The higher net interest income during 2011, as compared to the same period of 2010, resulted from a 49 basis point increase in net interest margin to 7.66 percent, coupled with a 2.4 percent increase in average earning assets. The increase in net interest margin was principally a result of an increase in the yield on loans and a decrease in the rates paid on money market and time deposits, partially offset by a lower yield on securities.  The increase in the yield on loans was primarily a result of a change in the mix of loans whereby lower yielding average loans at the Retail Banking and Mortgage Banking segments declined and higher yielding average loans at the Consumer Finance segment increased. The decrease in rates paid on money market and time deposits was primarily a result of a reduction in interest rates paid on money market deposit accounts resulting from the sustained low interest rate environment, and the repricing of higher rate certificates of deposit as they matured to lower rates. In addition, the mix in interest-bearing deposits has shifted to shorter-term interest-bearing and money market deposit accounts. The decline in the yield on securities resulted from purchases of securities with lower yields in the low interest rate environment. The average interest rate paid on borrowings increased 8 basis points during 2011, as compared to the same period in 2010, due to the effects of changes in the mix of borrowings to less dependence on lower-cost short-term borrowings, which occurred as a result of deposit growth, and the effects of a 25 basis point increase in July 2010 in the rate on our variable-rate revolving line of credit.

Average loans, which includes both loans held for investment and loans held for sale, decreased slightly to $683.6 million for the year ended December 31, 2011 from $684.7 million for the year ended December 31, 2010. A portion of the decrease occurred in the Mortgage Banking segment's portfolio of loans held for sale, the average balance of which declined $9.8 million during 2011. This decline was indicative of the lower loan production due to continued overall weakness in the housing market, housing market value declines, and the expiration of the homebuyer tax credits that boosted loan demand during the first half of 2010. In total, average loans to non-affiliates held for investment increased $8.8 million during 2011. However, the Retail Banking and Mortgage Banking segments' portfolio of average loans held for investment decreased $23.9 million during 2011. Loan production at the Retail Banking segment was negatively affected by weak demand for new loans and loan originations during 2011 did not keep pace with payments on existing loans, charge-offs and transfers to foreclosed properties. The decline in average loans at the Retail Banking segment was offset by an increase in the Consumer Finance segment's average loan portfolio, which increased $32.7 during 2011. This increase resulted from robust demand in existing and new markets.

The overall yield on average loans increased 55 basis points to 10.04 percent for the year ended December 31, 2011, when compared to the same period in 2010, principally as a result of the shift in the mix of the portfolio from lower-yielding loans held in our Retail Banking and Mortgage Banking segments to higher yielding loans in our Consumer Finance segment.

Average securities available for sale increased $12.3 million for the year ended December 31, 2011, when compared to the same period in 2010. The increase in securities available for sale occurred predominantly in the Retail Banking segment's municipal bond portfolio in conjunction with a strategic increase the investment portfolio as a percentage of total assets. The lower yield on the available-for-sale securities portfolio during 2011, compared to the same period in 2010, resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding securities in the current low interest rate environment, as well as purchases of shorter-term securities with lower yields during 2011.

Average interest-bearing deposits in other banks and Federal funds sold increased $8.2 million for the year ended December 31, 2011, when compared to the same period in 2010, as a result of excess liquidity provided by growth in the Corporation's deposit portfolio, coupled with reduced loan demand at the Retail Banking and Mortgage Banking segments. The average yield on these overnight funds of 23 basis points during 2011 was a result of the continuing low interest rate environment.

Average interest-bearing time and savings deposits increased $15.0 million for the year ended December 31, 2011, compared to the same period in 2010, mainly due to higher deposit balances from municipal customers. In addition, the mix in interest-bearing deposits shifted to shorter-term interest-bearing and money market deposit accounts from longer-term certificates of deposits, which allowed depositors greater flexibility for funds management and investing decisions. The average cost of deposits declined 28 basis points for the year ended December 31, 2011, compared to the same period in 2010, because time deposits that matured throughout 2010 and into 2011 repriced at lower interest rates or were not renewed, interest rates paid on money market deposit accounts were reduced as a result of the sustained low interest rate environment, and the balances of shorter-term interest-bearing deposits, which pay a lower interest rate, increased.

Average borrowings decreased $8.3 million for the year ended December 31, 2011, compared to the same period in 2010.  This decrease was attributable to reduced funding needs as the growth in average earning assets was primarily met through the growth in average deposits. The average cost of borrowings increased 8 basis points for the year ended December 31, 2011, compared to the same period in 2010, as a result of a change in the composition of borrowings, which occurred as lower-cost short-term variable-rate borrowings were repaid with excess liquidity provided by lower loan demand and deposit growth. Further contributing to the increase in the average cost of borrowings during 2011 was a 25 basis point increase in July 2010 in the Consumer Finance segment's variable-rate revolving line of credit.

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$20,572	$—	$—	$20,572
Service charges on deposit accounts	3,326	—	—	—	3,326
Other service charges and fees	2,431	3,669	11	199	6,310
Gains on calls of available for sale securities	11	—	—	—	11
Other income	356	646	1,138	1,143	3,283
Total noninterest income	$6,124	$24,887	$1,149	$1,342	$33,502

	Year Ended December 31, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$16,094	$—	$—	$16,094
Service charges on deposit accounts	3,509	—	—	—	3,509
Other service charges and fees	2,245	2,876	10	159	5,290
Gains on calls of available for sale securities	13	—	—	—	13
Other income	190	55	845	1,050	2,140
Total noninterest income	$5,957	$19,025	$855	$1,209	$27,046

	Year Ended December 31, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$18,567	$—	$(3)	$18,564
Service charges on deposit accounts	3,511	—	—	—	3,511
Other service charges and fees	1,920	2,795	8	190	4,913
Gains (losses) on calls of available for sale securities	58	—	—	12	70
Other income	604	470	681	887	2,642
Total noninterest income	$6,093	$21,832	$689	$1,086	$29,700

2012 Compared to 2011

Total noninterest income increased $6.5 million, or 23.9 percent, for the year ended December 31, 2012, compared to the same period in 2011. This increase resulted from higher gains on sales of loans and ancillary loan production fees at the Mortgage Banking segment due to the increase in loan originations and sales, coupled with increases in other income from higher activity-based debit card interchange fees at the Retail Banking segment and higher loan servicing fees at the Consumer Finance segment. In addition, there was $827,000 of unrealized appreciation in the Corporation's nonqualified defined contribution plan, as described in Item 8, "Financial Statements and Supplementary Data," under the head "Note 11: Employee Benefit Plans." Partially offsetting these increases was a decline in the Retail Banking segment's service charges on deposit accounts, which resulted from lower overdraft fess during 2012.

2011 Compared to 2010

Total noninterest income decreased $2.7 million, or 8.9 percent, for the year ended December 31, 2011, compared to the same period in 2010. This decrease primarily resulted from lower gains on sales of loans at the Mortgage Banking segment due to the decline in loan production, which was partially offset by higher service charges and fees at the Retail Banking segment due to an increase in activity-based debit card interchange income. Further contributing to the decline in noninterest income during 2011 was a $285,000 gain recognized in 2010 by the Retail Banking segment for the sale of the facility previously occupied by the Consumer Finance segment and $640,000 of unrealized depreciation in the Corporation's nonqualified defined contribution plan.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$15,562	$16,675	$7,591	$865	$40,693
Occupancy expense	4,041	1,904	827	23	6,795
Other expenses:
OREO expenses	1,634	—	—	—	1,634
Provision for indemnification losses	—	1,205	—	—	1,205
Other expenses	6,710	3,156	3,273	456	13,595
Total other expenses	8,344	4,361	3,273	456	16,434
Total noninterest expense	$27,947	$22,940	$11,691	$1,344	$63,922

	Year Ended December 31, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$14,722	$12,044	$6,712	$839	$34,317
Occupancy expense	3,886	1,901	677	27	6,491
Other expenses:
OREO expenses	1,416	11	—	—	1,427
Provision for indemnification losses	—	807	—	—	807
Other expenses	6,724	3,028	2,883	407	13,042
Total other expenses	8,140	3,846	2,883	407	15,276
Total noninterest expense	$26,748	$17,791	$10,272	$1,273	$56,084

	Year Ended December 31, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$14,661	$13,448	$6,062	$718	$34,889
Occupancy expense	3,397	1,932	409	30	5,768
Other expenses:
OREO expenses	3,088	23	—	—	3,111
Provision for indemnification losses	—	3,745	—	—	3,745
Other expenses	6,627	3,192	2,484	479	12,782
Total other expenses	9,715	6,960	2,484	479	19,638
Total noninterest expense	$27,773	$22,340	$8,955	$1,227	$60,295

2012 Compared to 2011

Total noninterest expenses increased $7.8 million, or 14.0 percent, for the year ended December 31, 2012, compared to the same period in 2011. This increase occurred primarily from higher personnel costs at (1) the Mortgage Banking segment due to higher production and income-based compensation, which resulted from the increase in loan production and sales during 2012, as well as higher non-production compensation in order to manage the increasingly complex regulatory environment in which the Mortgage Banking segment operates, (2) the Retail Banking segment due to increased staffing in the branch network to support customer service initiatives, and (3) the Consumer Finance segment due to an increase in the number of personnel to support expansion into new markets and loan growth. In addition, there were increases in occupancy expense during 2012 at the Retail Banking segment due to depreciation and maintenance of technology investments related to expanding the banking products we offer to our customers and to improving our operational efficiency and security and at the Consumer Finance segment due to the relocation in April 2011 to a larger leased headquarters building and depreciation and maintenance of technology to support growth. The Mortgage Banking segment recognized a higher provision for indemnification losses during 2012 in connection with loans sold to investors.

2011 Compared to 2010

     Total noninterest expenses decreased $4.2 million, or 7.0 percent, for the year ended December 31, 2011, compared to the same period in 2010. This decrease occurred primarily at the Mortgage Banking segment due to a $2.9 million decline in the provision for indemnification losses, as well as the $1.4 million decline in personnel expenses as a result of lower production-based compensation. Further expense reductions during 2011, compared to 2010, occurred at the Retail Banking segment as (1) OREO expenses declined $1.7 million and (2) FDIC deposit insurance premiums declined $204,000. These expense reductions were offset in part by (1) higher non-production salary expense at the Mortgage Banking segment due to the regulatory compliance environment, (2) higher personnel expenses at the Consumer Finance segment resulting from an increase in the number of personnel to manage the growth in loans outstanding and higher variable compensation resulting from increased profitability, loan growth and portfolio performance and (3) higher occupancy expenses at the Retail Banking associated with depreciation and maintenance of technology investments related to expanding the banking products we offer to our customers and to improving our operational efficiency and security and at the Consumer Finance segments associated with the relocation of C&F Finance's headquarters to a larger facility and depreciation and maintenance of technology investments to support growth.

INCOME TAXES

Applicable income taxes on 2012 earnings amounted to $7.6 million, resulting in an effective tax rate of 31.8 percent, compared with $5.7 million, or 30.7 percent, in 2011 and $2.9 million, or 26.7 percent, in 2010. The increase in the effective rate in 2012 in relation to 2011 and the increase in the effective rate in 2011 compared to 2010 resulted from higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes and do not generate tax-exempt income. In addition, during 2012 there was a decrease in tax-exempt income at the Retail Banking segment generated by tax-exempt securities issued by states and political subdivisions, as compared to an increase in tax-exempt interest income at the Retail Banking segment in 2011.

ASSET QUALITY

Allowance and Provision for Loan Losses

Allowance for Loan Losses Methodology – Retail Banking and Mortgage Banking. We conduct an analysis of the loan portfolio on a regular basis. We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses. The review process generally begins with loan officers or management identifying problem loans to be reviewed on an individual basis for impairment. In addition to these loans, all substandard commercial, construction and residential loans in excess of $500,000 and all troubled debt restructurings are considered for individual impairment testing.  We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. If a loan is considered impaired, impairment is measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When a loan is determined to be impaired, we follow a consistent process to measure that impairment in our loan portfolio. We then establish a specific allowance for impaired loans based on the difference between the carrying value of the loan and its estimated fair value.  For collateral dependent loans we obtain an updated appraisal if we do not have a current one on file.  Appraisals are performed by independent third party appraisers with relevant industry experience.  We may make adjustments to the appraised value based on recent sales of like properties or general market conditions when appropriate.  We segregate loans meeting the classification criteria for special mention, substandard, doubtful and loss, as well as impaired loans from performing loans within the portfolio. The remaining non-classified loans are grouped by loan type (e.g., commercial, consumer) and by risk rating. We assign each loan type an allowance factor based on the associated risk, current economic conditions, past performance, complexity and size of the individual loans within the particular loan category. We assign classified loans (e.g., special mention, substandard, doubtful, loss) a higher allowance factor than non-classified loans within a particular loan type based on our concerns regarding collectibility or our knowledge of particular elements surrounding the borrower. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history for relevant periods of time which can vary depending on economic conditions, and our judgment based on the overall analysis of the lending environment including the general economic conditions.  Our analysis of charge-off history also considers economic cycles and the trends during those cycles.  Those cycles that more closely match the current environment are considered more relevant during our review.   The allowance for loan losses is the aggregate of specific allowances, the calculated allowance required for classified loans by category and the general allowance for each portfolio type.

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

•
Special mention loans have a specific defined weakness in the borrower's operations and the borrower's ability to generate positive cash flow on a sustained basis. The borrower's recent payment history is characterized by late payments. The Corporation's risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•
Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation's credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower's performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

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

Allowance for Loan Losses Methodology – Consumer Finance. The Consumer Finance segment's loans consist of non-prime automobile loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers who may be unable to meet the credit standards imposed by most traditional automobile financing sources and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between delinquency and repossession. Therefore, the loan loss allowance review process generally focuses on the rates of delinquencies, defaults, repossessions and losses. Allowance factors also include an analysis of charge-off history for relevant periods of time which can vary depending on economic conditions, and our judgment based on the overall analysis of the lending environment.  Loans are segregated between performing and nonperforming loans.  Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more.  Nonperforming loans are those that do not accrue interest and are greater than 90 days past due.

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred, as a percentage of loans outstanding, was 0.73 percent in 2012, 0.69 percent in 2011 and 1.03 percent in 2010.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation's loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance, beginning of period	$33,677	$28,840	$24,027	$19,806	$15,963
Provision for loan losses:
Retail Banking segment	2,400	6,000	6,500	6,400	2,300
Mortgage Banking segment	165	360	34	563	796
Consumer Finance segment	9,840	7,800	8,425	11,600	10,670
Total provision for loan losses	12,405	14,160	14,959	18,563	13,766
Loans charged off:
Real estate—residential mortgage	793	1,096	334	1,655	179
Real estate—construction[1]	—	—	—	2,234	—
Commercial, financial and agricultural[2]	2,074	2,566	3,787	1,110	211
Equity lines	159	52	44	—	—
Consumer	337	319	189	190	362
Consumer finance	10,134	8,144	7,976	10,988	10,807
Total loans charged off	13,497	12,177	12,330	16,177	11,559
Recoveries of loans previously charged off:
Real estate—residential mortgage	35	98	6	3	—
Real estate—construction[1]	—	—	—	11	—
Commercial, financial and agricultural[2]	121	173	21	27	14
Equity lines	79	12	32	—	—
Consumer	207	122	83	63	97
Consumer finance	2,880	2,449	2,042	1,731	1,525
Total recoveries	3,322	2,854	2,184	1,835	1,636
Net loans charged off	10,175	9,323	10,146	14,342	9,923
Allowance, end of period	$35,907	$33,677	$28,840	$24,027	$19,806
Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.72%	0.89%	0.97%	1.09%	0.14%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	2.76%	2.39%	2.89%	5.18%	5.46%
_______

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.

[2]	Includes the Corporation's commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For further information regarding the adequacy of our allowance for loan losses, refer to "Nonperforming Assets" within this Item 7.

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$2,358	$2,379	$1,442	$1,295	$1,576
Real estate—construction [1]	424	480	581	281	483
Commercial, financial and agricultural [2]	9,824	10,040	8,688	7,022	4,752
Equity lines	885	912	380	211	167
Consumer	283	319	307	267	220
Consumer finance	22,133	19,547	17,442	14,951	12,608
Unallocated	—	—	—	—	—
Balance, December 31	$35,907	$33,677	$28,840	$24,027	$19,806
Ratio of loans to total year-end loans:
Real estate—residential mortgage	22%	22%	23%	23%	22%
Real estate—construction [1]	1	1	2	2	4
Commercial, financial and agricultural [2]	30	33	34	39	42
Equity lines	5	5	5	5	4
Consumer	1	1	1	1	1
Consumer finance	41	38	35	30	27
	100%	100%	100%	100%	100%
________

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.

[2]	Includes the Corporation's commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2012 were as follows:

TABLE 7A: Credit Quality Indicators

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction [2]	2,133	—	2,929	—	5,062
Commercial, financial and agricultural [3]	167,693	6,678	21,247	9,434	205,052
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$277,531	$655	$278,186
_________

[1]	At December 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.

[2]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.

[3]	Includes the Corporation's commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2011 were as follows:

TABLE 7B: Credit Quality Indicators

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate – construction [2]	2,867	—	2,870	—	5,737
Commercial, financial and agricultural [3]	164,448	18,787	20,931	8,069	212,235
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$245,924	$381	$246,305

_________

[1]	At December 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.

[2]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.

[3]	Includes the Corporation's commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments' allowance for loan losses decreased $356,000 since December 31, 2011, and the provision for loan losses at these combined segments decreased $3.8 million, or 59.7 percent, for the year ended December 31, 2012 compared to the same period in 2011. The allowance for loan losses to total loans for these combined segments declined to 3.46 percent at December 31, 2012, compared to 3.49 at December 3, 2011. The decline in the allowance ratio occurred as a result of charge-offs at the Retail Banking segment against previously established loan loss reserves. Substandard nonaccrual loans increased to $11.5 million at December 31, 2012 from $10.6 million at December 31, 2011. The increase since December 31, 2011 was concentrated in the commercial sector of the Retail Banking segment's loan portfolio to which we have allocated the largest portion of the Retail Banking segment's loan loss allowance, and was attributable to one commercial relationship placed on substandard nonaccrual status during the first quarter of 2012, which was classified as substandard at December 31, 2011. The increase in substandard nonaccrual loans attributable to this one relationship was partly offset by charge-offs and the transfer of substandard nonaccrual loans to OREO. Substandard loans of the Retail Banking segment at December 31, 2012 include $3.8 million of commercial loans to one borrower that are cross-collateralized with a $5.2 million substandard nonaccrual loan to the same borrower. While debt service on the $3.8 million of substandard loans is current and negotiations are ongoing with the borrower, it may become necessary to foreclose on all properties collateralizing this relationship in a future period. Special mention loans declined $11.0 million, or 53.9 percent, for the year ended December 31, 2012 compared to the same period in 2011 as a result of management's focus on pro-actively identifying, evaluating and resolving emerging problem loans. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment's allowance for loan losses increased to $22.1 million at December 31, 2012 from $19.5 million at December 31, 2011, and its provision for loan losses increased $2.0 million for the year ended December 31, 2012, compared to the same period in 2011. The allowance for loan losses as a percentage of loans at December 31, 2012 was 7.96 percent, compared with 7.94 percent at December 31, 2011. The increase in the provision for loan losses during 2012 was primarily attributable to higher net charge-offs, which increased over the historically lower levels we experienced during 2011 and 2010, due to economic conditions and lower resale prices of repossessed automobiles in 2012. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in a further decline in values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

A loan's past due status is based on the contractual due date of the most delinquent payment due.  Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding.  A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across our loan portfolio.

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

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking

(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans - Retail Banking	$11,461	$10,011	$7,765	$4,812	$17,222
Nonaccrual loans - Mortgage Banking	—	621	—	204	1,460
OREO* - Retail Banking	6,236	6,059	10,295	12,360	1,370
OREO* - Mortgage Banking	—	—	379	440	596
Total nonperforming assets	$17,697	$16,691	$18,439	$17,816	$20,648
Accruing loans past due for 90 days or more	$—	$68	$1,030	$451	$3,517
Troubled debt restructurings	$16,492	$17,094	$9,769	$3,111	$—
Total loans	$398,004	$404,356	$414,831	$447,592	$480,438
Allowance for loan losses	$13,774	$14,130	$11,398	$9,076	$7,198
Nonperforming assets to total loans and OREO*	4.38%	4.07%	4.33%	3.87%	4.28%
Allowance for loan losses to total retail banking and mortgage banking loans	3.46	3.49	2.75	2.03	1.50
Allowance for loan losses to nonaccrual loans	120.18	132.90	146.79	180.94	38.53
________
* OREO is recorded at its fair market value less cost to sell.

Consumer Finance

(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans	$655	$381	$151	$387	$798
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Total loans	$278,186	$246,305	$220,753	$189,439	$172,385
Allowance for loan losses	$22,133	$19,547	$17,442	$14,951	$12,608
Nonaccrual consumer finance loans to total consumer finance loans	0.24%	0.15%	0.07%	0.20%	0.46%
Allowance for loan losses to total consumer finance loans	7.96	7.94	7.90	7.89	7.31

Table 9 presents the changes in the OREO balance for 2012 and 2011:

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Balance at the beginning of year, gross	$9,986	$14,653
Transfers from loans	3,866	5,040
Capitalized costs	205	—
Charge-offs	(1,240)	(963)
Sales proceeds	(2,683)	(8,801)
Gain (loss) on disposition	39	57
Balance at the end of year, gross	10,173	9,986
Less allowance for losses	(3,937)	(3,927)
Balance at the end of year, net	$6,236	$6,059

Nonperforming assets of the combined Retail Banking and Mortgage Banking segments totaled $17.7 million at December 31, 2012, compared to $16.7 million at December 31, 2011. Nonperforming assets at December 31, 2012 included $11.5 million of nonaccrual loans, compared to $10.6 million at December 31, 2011, and $6.2 million of foreclosed, or OREO, properties, compared to $6.1 million at December 31, 2011. Nonaccrual loans primarily consist of loans for residential real estate secured by residential properties and commercial loans secured by residential and non-residential properties. Specific reserves of $2.8 million have been established for these nonaccrual loans. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors.

There were no accruing loans past due for 90 days or more at the combined Retail Banking and Mortgage Banking segments at December 31, 2012, compared to $68,000 at December 31, 2011, which consisted of two loans that returned to current status during 2012.

OREO properties at December 31, 2012 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. While sales of OREO totaled $2.7 million in 2012 and the OREO loss provision was $1.3 million, loans totaling $3.9 million were transferred to OREO. These transfers consisted primarily of two commercial relationships totaling $3.1 million.

Nonaccrual loans at the Consumer Finance segment increased to $655,000 at December 31, 2012 from $381,000 at December 31, 2011. As noted above, the allowance for loan losses increased from $19.5 million at December 31, 2011 to $22.1 million at December 31, 2012, and the ratio of the allowance for loan losses to total consumer finance loans rose slightly from 7.94 percent at December 31, 2011 to 7.96 percent at December 31, 2012. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and total consumer finance loan portfolio because the Consumer Finance segment frequently initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

If interest on nonaccrual loans had been recognized, we would have recorded additional gross interest income of $654,000 for 2012, $651,000 for 2011 and $624,000 for 2010 . Interest received on nonaccrual loans was $171,000 in 2012, $119,000 in 2011 and $24,000 in 2010.

As discussed above, we measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired loans.

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2012, were as follows:

TABLE 10A: Impaired Loans

(Dollars in thousands)	Recoded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition & development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

Impaired loans, which include TDRs of $17.1 million, and the related allowance at December 31, 2011, were as follows:

TABLE 10B: Impaired Loans

(Dollars in thousands)	Recoded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition & development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

At December 31, 2012, the balance of impaired loans was $16.5 million, consisting solely of TDRs, for which there were specific valuation allowances of $3.8 million. At December 31, 2011, the balance of impaired loans was $18.1 million, including $17.1 million of TDRs, for which there were specific valuation allowances of $4.0 million. The decline in TDRs during 2012 was attributable to charge-offs and transfers to OREO. The Corporation has no obligation to fund additional advances on its impaired loans.

During the year ended December 31, 2012, the Corporation modified $4.9 million of loans that were classified as TDRs, compared to $9.8 million modified as TDRs during the same period of 2011. TDR modifications during 2012 consisted primarily of one $3.9 million relationship, which was classified as substandard at December 31, 2012. As the Retail Banking segment's loan portfolio remains under credit quality pressure, the Corporation may use loan modifications as a responsible approach to managing asset quality when working with borrowers who are experiencing financial difficulty, which may result in additional TDRs in the future.

TDRs at December 31, 2012 and 2011 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,
(Dollars in thousands)	2012	2011
Accruing TDRs	$6,692	$8,653
Nonaccrual TDRs[1]	9,800	8,441
Total TDRs[2]	$16,492	$17,094
_________

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.

[2]	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

At the time of a TDR, we consider the borrower's payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if we conclude that the borrower is able to make the modified payments and there are no other factors or circumstances that would cause us to conclude otherwise, we will maintain the loan on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan remains on nonaccrual status following the modification. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Allowance and Provision for Indemnification Losses

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation, fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2012. The following table presents the changes in the allowance for indemnification losses for the periods presented:

TABLE 12: Allowance for Indemnification Losses

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Allowance, beginning of period	$1,702	$1,291	$2,538
Provision for indemnification losses	1,205	807	3,745
Payments	(815)	(396)	(4,992)
Allowance, end of period	$2,092	$1,702	$1,291

The increases in the provision for indemnification losses and payments during 2012 were attributable to the 36.5 percent increase in loan sales volume in 2012, compared to the sales volume in 2011, as well as the continued level of foreclosures and defaults. The decreases in the provision for indemnification losses and payments during 2012 and 2011, when compared to 2010, were primarily due to an agreement reached during the second quarter of 2010 with C&F Mortgage's then largest investor that resolved all known and unknown indemnification obligations for loans sold to this investor prior to 2010. As expected, with this agreement in place, there was a $2.9 million decline in indemnification expense and a $4.6 million decline in payments from 2010 to 2011.

FINANCIAL CONDITION

SUMMARY

A financial institution's primary sources of revenue are generated by its earning assets and sales of financial assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities, provisions for loan losses and compensation to employees.  Effective management of these sources and uses of funds is essential in attaining a financial institution's maximum profitability while maintaining an acceptable level of risk.

At December 31, 2012, the Corporation had total assets of $977.0 million compared to $928.1 million at December 31, 2011. The increase was principally a result of growth in the portfolio of securities available for sale, loan growth at the Consumer Finance segment, and increases in loans held for sale at the Mortgage Banking segment and in cash and cash equivalents at the Retail Banking segment, which were offset in part by a decline in loans held for investment at the Retail Banking segment.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Retail Banking segment's market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6)

commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans sold to third-party investors. At December 31, 2012, the Corporation's loans held for investment in all categories totaled $676.2 million and loans held for sale totaled $72.7 million.

Tables 13 and 14 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 13: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Real estate—residential mortgage	$149,257	$147,135	$146,073	$147,850	$141,341
Real estate—construction [1]	5,062	5,737	12,095	14,053	28,286
Commercial, financial, and agricultural [2]	205,052	212,235	219,226	245,759	272,164
Equity lines	33,324	33,192	32,187	32,220	29,136
Consumer	5,309	6,057	5,250	7,710	9,511
Consumer finance	278,186	246,305	220,753	189,439	172,385
Total loans	676,190	650,661	635,584	637,031	652,823
Less allowance for loan losses	(35,907)	(33,677)	(28,840)	(24,027)	(19,806)
Total loans, net	$640,283	$616,984	$606,744	$613,004	$633,017
________

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.

[2]	Includes the Corporation's commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 14: Maturity/Repricing Schedule of Loans

	December 31, 2012
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$53,788	$2,965
1 to 5 years	17,286	—
After 5 years	3,142	—
Fixed Rate:
Within 1 year	$28,038	$2,097
1 to 5 years	56,279	—
After 5 years	46,519	—

The increase in total loans held for investment primarily occurred in the consumer finance category as a result of robust demand for automobiles, partially offset by decreases in builder line lending and commercial business lending due to (i) reduced loan demand, coupled with increased competition among financial institutions for the limited lending opportunities within our markets, and (ii) foreclosures as a result of the continuing challenging economic environment during 2012.

Credit Policy

The Corporation's credit policy establishes minimum requirements and provides for appropriate limitations on overall concentration of credit within the Corporation. The policy provides guidance in general credit policies, underwriting policies and risk management, credit approval, and administrative and problem asset management policies. The overall goal of the Corporation's credit policy is to ensure that loan growth is accompanied by acceptable asset quality with uniform and consistently applied approval, administration, and documentation practices and standards.

Residential Mortgage Lending – Held for Sale

The Mortgage Banking segment's guidelines for underwriting conventional conforming loans comply with the underwriting criteria established by Fannie Mae, Freddie Mac and/or the applicable third party investor. The guidelines for non-conforming conventional loans are based on the requirements of private investors and information provided by third-party investors. The guidelines used by C&F Mortgage to originate FHA-insured, USDA-guaranteed and VA-guaranteed loans comply with the criteria established by HUD, the USDA, the VA and/or the applicable third party investor. The conventional loans that C&F Mortgage originates or purchases that have loan-to-value ratios greater than 80 percent at origination are generally insured by private mortgage insurance. The borrower pays the cost of the insurance.

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

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for the Bank's typical construction loan ranges from nine months to 15 months for the construction of an individual residence and from 15 months to a maximum of three years for larger residential or commercial projects. The Bank does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The interest rates on the Bank's construction loans are fixed and variable. The Bank does not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, the Bank limits the number of models and/or speculative units allowed depending on market conditions, the builder's financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80 percent of the property's fair market value, or 85 percent of the property's fair market value if the property will be the borrower's primary residence. The fair market value of a project is determined on the basis of an appraisal of the project conducted by an appraiser acceptable to the Bank. For larger projects where unit absorption or leasing is a concern, the Bank may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Bank than residential mortgage loans. The Bank attempts to minimize such risks (1) by making construction loans in accordance with the Bank's underwriting standards and to established customers in its primary market area and (2) by monitoring the quality, progress and cost of construction. Generally, the maximum loan-to-value ratio established by the Bank for non-residential projects and multi-unit residential projects is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis.

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

Commercial Real Estate Lending

The Bank's commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties. The Bank's present policy is generally to restrict the making of commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. However, the Bank also will consider making commercial real estate loans under the following two conditions. First, the Bank will consider making commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Bank. Second, the Bank will consider making commercial real estate loans to creditworthy borrowers who have substantially pre-leased the improvements to high-caliber tenants.

The Bank's commercial real estate loans are usually amortized over a period of time ranging from 15 years to 25 years and usually have a term to maturity ranging from five years to 15 years. These loans normally have provisions for interest rate adjustments after the loan is three to five years old. The Bank's maximum loan-to-value ratio for a commercial real estate loan is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

In recent years, the Bank has structured some of its commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and the Bank's assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, the Bank usually offers a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to 25 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. We believe these loan terms give the Bank some protection from changes in the borrower's business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide the Bank with an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with the Bank's asset and liability management strategies.

Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are usually dependent on successful operation or management of the properties securing such loans, repayment of such loans is subject to changes in both general and local economic conditions and the borrower's business and income. As a result, events beyond the control of the Bank, such as a downturn in the local economy, could adversely affect the performance of the Bank's commercial real estate loan portfolio. The Bank seeks to minimize these risks by lending to established customers and generally restricting its commercial real estate loans to its primary market area. Emphasis is placed on the income producing characteristics and quality of the collateral.

Loans associated with commercial real estate lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

Land Acquisition and Development Lending

Land acquisition and development loans are made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings and a variety of commercial uses. The Bank's policy is to make land acquisition loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction. The Bank will make both land acquisition and development loans to residential builders, experienced developers and others in strong financial condition to provide additional construction and mortgage lending opportunities for the Bank.

The Bank underwrites and processes land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For land acquisition and development loans, the Bank uses lower loan-to-

value ratios, which are a maximum of 65 percent for raw land, 75 percent for land development and improved lots and 80 percent of the discounted appraised value of the property as determined in accordance with the Bank's appraisal policies for developed lots for single-family or townhouse construction. The Bank can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more unconditional personal guarantees. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Bank carefully evaluates the borrower's assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower's ability to carry the loan if the borrower's assumptions prove inaccurate.

Loans associated with land acquisition and development lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

Builder Line Lending

The Bank offers builder lines of credit to residential home builders to support their land and lot inventory needs. A construction loan facility for a builder will typically have an expiration of 12 months or less. Each loan that is made under the master loan facility will have a stated maturity that allows time for the residential unit to be constructed and sold to a homebuyer under prevailing market conditions. Specific terms vary based on the purpose of the loan (e.g., lot inventory, spec or non pre-sold units, pre-sold units) and previous sales activity to new homebuyers in the particular development. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower's ability to manage inventory and run projects. The Bank manages this risk by lending to experienced builders and by using specific underwriting policies and procedures for these types of loans.

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

Revolving and operating lines of credit are typically secured by all current assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, and are re-underwritten or renewed annually. Interest rates generally will float at a spread tied to the Bank's prime lending rate. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of two to five years, on either a fixed or floating rate basis.

Loans associated with commercial business lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

Equity Line Lending

The Bank offers its customers home equity lines of credit that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at a spread to the prime lending rate. Home equity lines of credit are made on an open-end, revolving basis. Home equity loans generally do not present as much risk to the Bank as other types of consumer loans. These loans must satisfy the Bank's underwriting criteria, including loan-to-value and credit score guidelines.

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

Consumer Finance

C&F Finance has an extensive automobile dealer network through which it purchases installment contracts throughout its markets. Credit approval is centralized in two locations, which along with the application processing system, ensures that contract purchase decisions comply with C&F Finance's underwriting policies and procedures.

Finance contract application packages completed by prospective borrowers are submitted by the automobile dealers electronically through a third-party online automotive sales and finance platform to C&F Finance's automated origination and application system, which processes the credit bureau report, generates all relevant loan calculations and recommends the contract structure. C&F Finance personnel with credit authority review the system-generated recommendations and determine whether to approve or deny the purchase of the contract. The purchase decision is based primarily on the applicant's credit history with emphasis on prior auto loan history, current employment status, income, collateral type and mileage, and the loan-to-value ratio.

C&F Finance's underwriting and collateral guidelines form the basis for the purchase decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. C&F Finance's typical customers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we expect C&F Finance to sustain a higher level of credit losses than traditional automobile financing sources. However, C&F Finance generally purchases contracts with interest at higher rates than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for loan losses for this segment of the Corporation's loan portfolio.

Loans associated with automobile sales finance are included in the consumer finance category in Table 13: Summary of Loans Held for Investment.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation's interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.

Table 15 sets forth the composition of the Corporation's securities available for sale in dollar amounts at fair value and as a percentage of the Corporation's total securities available for sale at the dates indicated.

TABLE 15: Securities Available for Sale

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$24,649	16%	$15,283	10%
Mortgage-backed securities	2,189	2	2,216	2
Obligations of states and political subdivisions	125,875	82	127,079	88
Total debt securities	152,713	100	144,578	100
Preferred stock	104	*	68	*
Total available for sale securities at fair value	$152,817	100%	$144,646	100%

* Less than one percent

Growth in debt securities occurred in the Bank's portfolio of U.S. government agencies and corporations as a result of the Bank's strategy to maintain the securities portfolio at a targeted percentage of total assets. The growth during 2012 was a result of excess funding provided by the increase in deposits and decreased loan demand in the Retail Banking segment.

During the fourth quarter of 2012, the municipal bond sector, which is a significant component of the Corporation's obligations of states and political subdivisions category of securities, experienced a decline in securities prices due to year-end selling by investors seeking to capture capital gains, in part due to continued uncertainty about tax rates and the tax status of municipal bond interest payments. At December 31, 2012, approximately 96 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated "A" or better by Standard & Poor's or Moody's Investors Service.  Of those in a net unrealized loss position, approximately 89 percent were rated "A" or better, as measured by market value, at December 31, 2012. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2012 and no other-than-temporary impairment has been recognized.

Table 16 presents additional information pertaining to the composition of the securities portfolio by the earlier of contractual maturity or expected maturity, excluding preferred stock. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 16: Maturity of Securities

	Year Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$18,514	1.42%	$14,742	1.47%	$10,707	1.17%
Maturing after 1 year, but within 5 years	—	—	506	3.94	2,922	2.64
Maturing after 5 years, but within 10 years	2,991	2.20	—	—	—	—
Maturing after 10 years	3,123	2.39	—	—	—	—
Total U.S. government agencies and corporations	24,628	1.64	15,248	1.55	13,629	1.49
Mortgage-backed securities:
Maturing within 1 year	28	4.68	73	4.67	9	6.42
Maturing after 1 year, but within 5 years	2,099	2.35	2,062	2.94	2,220	3.49
Maturing after 5 years, but within 10 years	—	—	—	—	—	—
Maturing after 10 years	—	—	—	—	—	—
Total mortgage-backed securities	2,127	2.38	2,135	2.99	2,229	3.50
States and municipals:[1]
Maturing within 1 year	13,030	4.63	15,106	4.72	14,148	5.27
Maturing after 1 year, but within 5 years	34,474	5.86	30,415	5.46	27,706	5.69
Maturing after 5 years, but within 10 years	46,168	5.97	47,545	6.02	45,244	6.13
Maturing after 10 years	23,207	6.60	27,099	6.33	26,522	6.32
Total states and municipals	116,879	5.91	120,165	5.78	113,620	5.96
Total securities:[2]
Maturing within 1 year	31,572	2.75	29,921	3.12	24,864	3.50
Maturing after 1 year, but within 5 years	36,573	5.66	32,983	5.28	32,848	5.27
Maturing after 5 years, but within 10 years	49,159	5.74	47,545	6.02	45,244	6.13
Maturing after 10 years	26,330	6.10	27,099	6.33	26,522	6.32
Total securities	$143,634	5.13%	$137,548	5.27%	$129,478	5.45%
________

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

[2]
Total securities exclude preferred stock at amortized cost of $27,000 at December 31, 2012, 2011 and 2010 (estimated fair value of $104,000 at December 31, 2012, $68,000 at December 31, 2011 and $31,000 at December 31, 2010).

DEPOSITS

The Corporation's predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation's deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $686.2 million at December 31, 2012, compared to $646.4 million at December 31, 2011, with increases of $10.2 million in noninterest-bearing demand deposits and $50.9 million in savings and interest-bearing demand deposits, which were offset in part by a $21.3 million decline in time deposits. A portion of the increase in demand deposits was attributable to cyclical increases in municipality accounts. However, there was a shift throughout 2012 in the mix of deposits to shorter-term, lower rate interest-bearing demand deposits as depositors are positioning for flexibility regarding the availability of their funds in the event of a favorable shift in interest rates.

The Corporation had $2.8 million in brokered money market deposits outstanding at December 31, 2012, compared to no brokered deposits at December 31, 2011. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 17 presents the average deposit balances and average rates paid for the years 2012, 2011 and 2010.

TABLE 17: Average Deposits and Rates Paid

	Year Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$104,737		$93,912		$89,430
Interest-bearing transaction accounts	110,237	0.37%	109,314	0.51%	95,005	0.57%
Money market deposit accounts	98,045	0.38	77,882	0.65	64,085	0.88
Savings accounts	45,645	0.10	42,083	0.10	41,685	0.10
Certificates of deposit, $100 thousand or more	134,668	1.52	135,307	1.98	142,918	2.21
Other certificates of deposit	163,921	1.50	172,675	1.86	178,569	2.20
Total interest-bearing deposits	552,516	0.96%	537,261	1.30%	522,262	1.58%
Total deposits	$657,253		$631,173		$611,692

Table 18 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2012.

TABLE 18: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2012
3 months or less	$18,401
3-6 months	14,246
6-12 months	25,530
Over 12 months	80,383
Total	$138,560

 BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings. Short-term borrowings from the Federal Reserve Bank and the FHLB are used to fund the Corporation's day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB, advances under a non-recourse revolving bank line of credit and securities sold under agreements to repurchase with a third-party correspondent bank. All FHLB advances are secured by a blanket floating lien on all of the Bank's qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance. The repurchase agreement is secured by a portion of the Bank's securities portfolio.

In December, 2007, Trust II, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust

II issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust II is $10.3 million of the Corporation's trust preferred capital notes. In July 2005, Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation's purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust I is $10.3 million of the Corporation's trust preferred capital notes. For further information concerning the Corporation's borrowings, refer to Item 8, "Financial Statements and Supplementary Data," under the heading "Note 8: Borrowings."

OFF-BALANCE-SHEET ARRANGEMENTS

To meet the financing needs of customers, the Corporation is a party, in the normal course of business, to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, commitments to sell loans and standby letters of credit. These instruments involve elements of credit and interest rate risk in addition to the amount on the balance sheet. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. We use the same credit policies in making these commitments and conditional obligations as we do for on-balance-sheet instruments. We obtain collateral based on our credit assessment of the customer in each circumstance.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $87.1 million at December 31, 2012 and $83.5 million at December 31, 2011.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $8.1 million at December 31, 2012 and $9.3 million at December 31, 2011.

At December 31, 2012, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $76.8 million and loans held for sale of $72.7 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $149.5 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans, and the investor is obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses, nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of loss due to borrower misrepresentation, fraud or early default. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods for early payment default vary from 90 days up to one year. Recourse for borrower misrepresentation or fraud, or underwriting error does not have a stated time limit. Payments made under these recourse provisions were $815,000 in 2012, $396,000 in 2011and $5.0 million in 2010. Payments in 2010 included the satisfaction of all known and unknown indemnification obligations for loans sold to one of C&F Mortgage's then largest investors prior to 2010, which was part of a settlement with this investor. An allowance for indemnifications is established through charges to earnings.  The allowance represents an amount that, in management's judgment, will be adequate to absorb any losses arising from valid indemnification requests. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation's interest rate swaps qualify as cash flow hedges. The Corporation's cash flow hedges effectively modify a portion of the Corporation's exposure to interest rate risk by converting variable rates of interest on $10.0 million of the Corporation's trust preferred capital notes to fixed rates of interest until September 2015. The cash flow hedges total notional amount is $10.0 million. At December 31, 2012, the cash flow hedges had a fair value of ($513,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2012. Therefore, the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

LIQUIDITY

The objective of the Corporation's liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the components of a solid foundation for the Corporation's liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, loan payments and payoffs, deposit growth, sales of securities, the issuance of brokered certificates of deposit and the capacity to borrow additional funds.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $63.3 million at December 31, 2012. The Corporation's funding sources, including capacity, amount outstanding and amount available at December 31, 2012 are presented in Table 19.

TABLE 19: Funding Sources

	December 31, 2012
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$—	$59,000
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	101,093	52,500	48,593
Borrowings from Federal Reserve Bank	47,057	—	47,057
Revolving line of credit	120,000	75,487	44,513
Total	$332,150	$132,987	$199,163

We have no reason to believe these arrangements will not be renewed at maturity.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

Certificates of deposit of $100,000 or more, maturing in less than a year, totaled $58.2 million at December 31, 2012; certificates of deposit of $100,000 or more, maturing in more than one year, totaled $80.4 million.

The Corporation's contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2012 are presented in Table 20.

Table 20: Contractual Obligations

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank lines of credit	$75,487	$—	$—	$75,487	$—
FHLB advances [1]	52,500	—	20,000	25,000	7,500
Federal Reserve Bank borrowings [2]	—	—	—	—	—
Federal funds purchased	—	—	—	—	—
Trust preferred capital notes	20,620	—	—	—	20,620
Securities sold under agreements to repurchase	9,644	4,644	—	—	5,000
Operating leases	3,283	1,186	1,530	530	37
Total	$161,534	$5,830	$21,530	$101,017	$33,157
________

[1]
FHLB advances include convertible advances of $12.5 million maturing in 2014, $17.5 million maturing in 2017 and $5.0 million maturing in 2018. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances prior to their respective conversion dates, if the FHLB does not convert the advance on the conversion date, or, after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. FHLB advances also include a fixed rate hybrid advances of $7.5 million, $7.5 million and $2.5 million maturing in 2015, 2016 and 2018, respectively. These advances provide fixed-rate funding until the stated maturity date. The bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. For further information concerning the Corporation's FHLB borrowings, refer to Item 8, "Financial Statements and Supplementary Data," under the heading "Note 8: Borrowings."

[2]	At December 31, 2012 there were no outstanding borrowings from the Federal Reserve Bank.

As a result of the Corporation's management of liquid assets and the ability to generate liquidity through liability funding, we believe that we maintain overall liquidity sufficient to satisfy the Corporation's operational requirements and contractual obligations.

CAPITAL RESOURCES

The assessment of capital adequacy depends on such factors as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. We regularly review the adequacy of the Corporation's capital. We maintain a structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses. While we will continue to look for opportunities to invest capital in profitable growth, share purchases are another tool that facilitates improving shareholder return, as measured by ROE and earnings per share.

The Corporation's capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the "Regulation and Supervision" section of Item 1. The Corporation's Tier 1 capital to risk-weighted assets ratio was 15.3 percent at December 31, 2012, compared with 15.1 percent at December 31, 2011. The total capital to risk-weighted assets ratio was 16.6 percent at December 31, 2012, compared with 16.4 percent at December 31, 2011. The Tier 1 leverage ratio was 11.5 percent at December 31, 2012 and 2011. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued in December 2007 and July 2005, as well as $10.0 million of Series A Preferred Stock outstanding on December 31, 2011 in Tier 1 capital for regulatory capital adequacy determination purposes. In April 2012, the Corporation redeemed the remaining 10,000 shares of its Series A Preferred Stock. Therefore, Tier 1 capital at December 31, 2012 includes no Series A Preferred Stock.

Shareholders' equity was $102.2 million at year-end 2012 compared with $96.1 million at year-end 2011. During 2012, the Corporation declared common stock dividends of $1.08 per share, compared to $1.01 per share declared in 2011 and $1.00 per share declared in 2010 . The dividend payout ratio, based on net income available to common shareholders, was 21.60 percent in 2012, 26.9 percent in 2011 and 44.2 percent in 2010. In addition, on April 11, 2012, the Corporation redeemed the remaining $10.0 million of the total $20.0 million of Series A Preferred Stock. The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued.

In June 2012, the federal bank regulatory agencies proposed (i) rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and (ii) rules for calculating risk-weighted assets. As discussed in Item 1. "Business" under the heading "Regulation and Supervision," the federal bank regulatory agencies have delayed the implementation of Basel III to consider comments received on the proposed rules. The timing for the agencies' publication of revised proposed rules or final rules to implement Basel III and revised risk-weighted assets calculations is uncertain. Requirements to maintain higher levels of capital could adversely affect the Corporation's net income and return on equity and limit the products and services it provides to its customers.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8, "Financial Statements and Supplementary Data," under the heading "Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements."

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation had two outstanding interest rate swaps used as hedging transactions at December 31, 2012.  The interest rate swaps were entered into to fix the rate of interest paid on $10.0 million of the Corporation's variable rate trust preferred capital notes. The interest rate swaps mature in 2015.

The primary objective of the Corporation's asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

The Corporation assumes interest rate risk as a result of its normal operations. The fair values of most of the Corporation's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities and repricing dates of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings and by investing in securities with terms that manage the Corporation's overall interest rate risk.

We use simulation analysis to assess earnings at risk and economic value of equity (EVE) analysis to assess economic value at risk. These methods allow management to regularly monitor both the direction and magnitude of the Corporation's interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other embedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the Corporation's interest rate risk position over time.

Simulation analysis evaluates the potential effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Corporation's shorter-term interest rate risk. The analysis utilizes a "static" balance sheet approach, which assumes changes in interest rates without any management response to change the composition of the balance sheet. The measurement date balance sheet composition is maintained over the simulation time period with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors that management deems significant.

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2012, indicate that the Corporation would expect net interest income to decrease over the next twelve months 4.08 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 0.15 percent if rates shifted upward in the same manner.

 1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net Interest Income for the Year Ended December 31, 2012
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(2,759)	(4.08)%
+200 BP shock	$101	0.15%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2012 indicate that the EVE would decrease 1.89 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 1.45 percent if rates shifted upward in the same manner.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(2,599)	(1.89)%
+200 BP shock	$1,988	1.45%

In the net interest income simulation above, net interest income increases over the next twelve months in the event of an immediate upward shift in interest rates, but declines in the event of an immediate downward shift in interest rates. In a rising rate environment, the Corporation's assets would reprice quicker than what the Corporation pays on its borrowings and deposits primarily due to the shorter maturity or repricing dates of its loan portfolios, cash on hand and short-term investments. However, in a falling rate environment the simulation assumes that adjustable-rate assets will continue to reprice downward, subject to floors on certain loans, and fixed-rate assets with prepayment or callable options will reprice at lower rates while certain deposits cannot reprice any lower.

The EVE analysis above indicates an increase in the EVE in an immediate upward shift in interest rates, and a decrease in the EVE in an immediate downward shift in interest rates. In a rising rate environment, the Corporation's assets would reprice quicker over time than what the Corporation pays on its borrowings and deposits due to the shorter maturity or repricing dates of its investment and loan portfolios as compared to time deposits and borrowings. In a falling rate environment, the Corporation's borrowings and deposits would be limited in their repricing given the current exceptionally low interest rate environment, while fixed-rate assets that mature or those with prepayment or callable options will reprice lower.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except for share and per share amounts)	2012	2011
Assets
Cash and due from banks	$8,079	$5,787
Interest-bearing deposits in other banks	17,541	4,723
Federal funds sold	—	997
Total cash and cash equivalents	25,620	11,507
Securities—available for sale at fair value, amortized cost of $143,661 and $137,575, respectively	152,817	144,646
Loans held for sale, net	72,727	70,062
Loans, net of allowance for loan losses of $35,907 and $33,677, respectively	640,283	616,984
Federal Home Loan Bank stock, at cost	3,744	3,767
Corporate premises and equipment, net	27,083	28,462
Other real estate owned, net of valuation allowance of $3,937 and $3,927, respectively	6,236	6,059
Accrued interest receivable	5,673	5,242
Goodwill	10,724	10,724
Other assets	32,111	30,671
Total assets	$977,018	$928,124

Liabilities
Deposits
Noninterest-bearing demand deposits	$105,721	$95,556
Savings and interest-bearing demand deposits	293,854	242,917
Time deposits	286,609	307,943
Total deposits	686,184	646,416
Short-term borrowings	9,139	7,544
Long-term borrowings	132,987	132,987
Trust preferred capital notes	20,620	20,620
Accrued interest payable	837	1,111
Other liabilities	25,054	23,356
Total liabilities	874,821	832,034

Commitments and contingent liabilities	—	—

Shareholders' Equity
Preferred stock ($1.00 par value, 3,000,000 shares authorized, 0 and 10,000 shares issued and outstanding, respectively)	—	10
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,259,823 and 3,178,510 shares issued and outstanding, respectively)	3,162	3,091
Additional paid-in capital	5,624	13,438
Retained earnings	88,695	76,167
Accumulated other comprehensive income, net	4,716	3,384
Total shareholders' equity	102,197	96,090
Total liabilities and shareholders' equity	$977,018	$928,124

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010
Interest income
Interest and fees on loans	$71,947	$68,571	$64,941
Interest on money market investments	22	46	43
Interest and dividends on securities
U.S. government agencies and corporations	213	206	281
Tax-exempt obligations of states and political subdivisions	4,659	4,859	4,459
Corporate bonds and other	123	108	124
Total interest income	76,964	73,790	69,848
Interest expense
Savings and interest-bearing deposits	824	1,102	1,142
Certificates of deposit, $100 or more	2,047	2,684	3,161
Other time deposits	2,454	3,217	3,935
Borrowings	3,799	3,892	3,998
Trust preferred capital notes	987	986	999
Total interest expense	10,111	11,881	13,235
Net interest income	66,853	61,909	56,613
Provision for loan losses	12,405	14,160	14,959
Net interest income after provision for loan losses	54,448	47,749	41,654
Noninterest income
Gains on sales of loans	20,572	16,094	18,564
Service charges on deposit accounts	3,326	3,509	3,511
Other service charges and fees	6,310	5,290	4,913
Investment services income	1,017	1,008	834
Net gains on calls and sales of available for sale securities	11	13	70
Other income	2,266	1,132	1,808
Total noninterest income	33,502	27,046	29,700
Noninterest expenses
Salaries and employee benefits	40,693	34,317	34,889
Occupancy expenses	6,795	6,491	5,768
Other expenses	16,434	15,276	19,638
Total noninterest expenses	63,922	56,084	60,295
Income before income taxes	24,028	18,711	11,059
Income tax expense	7,646	5,735	2,949
Net income	16,382	12,976	8,110
Effective dividends on preferred stock	311	1,183	1,149
Net income available to common shareholders	$16,071	$11,793	$6,961
Earnings per common share—basic	$5.00	$3.76	$2.26
Earnings per common share—assuming dilution	$4.86	$3.72	$2.24

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,
(Dollars in thousands, except for share and per share amounts)	2012	2011	2010
Net income	$16,382	$12,976	$8,110
Other comprehensive income, net:
Changes in defined benefit plan assets and benefit obligations, net	(24)	(559)	(139)
Unrealized gain (loss) on cash flow hedging instruments, net	1	(223)	(91)
Unrealized holding gains (losses) on securities, net of reclassification adjustment	1,355	4,095	(667)
Comprehensive income, net	$17,714	$16,289	$7,213

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance December 31, 2009	$20	$3,009	$21,210	$63,669	$968	$88,876
Comprehensive income, net:
Net income	—	—	—	8,110	—	8,110
Other comprehensive loss, net	—	—	—	—	(897)	(897)
Comprehensive income, net	—	—	—	—	—	7,213
Stock options exercised	—	23	386	—	—	409
Share-based compensation	—	—	367	—	—	367
Accretion of preferred stock discount	—	—	149	(149)	—	—
Cash dividends paid – common stock ($1.00 per share)	—	—	—	(3,088)	—	(3,088)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(1,000)	—	(1,000)
Balance December 31, 2010	20	3,032	22,112	67,542	71	92,777
Comprehensive income, net:
Net income	—	—	—	12,976	—	12,976
Other comprehensive income, net	—	—	—	—	3,313	3,313
Comprehensive income, net	—	—	—	—	—	16,289
Stock options exercised	—	34	660	—	—	694
Share-based compensation	—	—	395	—	—	395
Restricted stock vested	—	23	(111)	—	—	(88)
Accretion of preferred stock discount	—	—	333	(333)	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Common stock issued	—	2	39	—	—	41
Cash dividends paid – common stock ($1.01 per share)	—	—	—	(3,168)	—	(3,168)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(850)	—	(850)
Balance December 31, 2011	10	3,091	13,438	76,167	3,384	96,090
Comprehensive income, net:
Net income	—	—	—	16,382	—	16,382
Other comprehensive income, net	—	—	—	—	1,332	1,332
Comprehensive income, net	—	—	—	—	—	17,714
Stock options exercised	—	49	1,260	—	—	1,309
Share-based compensation	—	—	537	—	—	537
Restricted stock vested	—	16	13	—	—	29
Accretion of preferred stock discount	—	—	172	(172)	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Common stock issued	—	6	194	—	—	200
Cash dividends declared – common stock ($1.08 per share)	—	—	—	(3,479)	—	(3,479)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(203)	—	(203)
Balance December 31, 2012	$—	$3,162	$5,624	$88,695	$4,716	$102,197

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Operating activities:
Net income	$16,382	$12,976	$8,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,270	2,121	1,887
Deferred income taxes	(848)	(1,341)	(2,253)
Provision for loan losses	12,405	14,160	14,959
Provision for indemnifications	1,205	807	3,745
Provision for other real estate owned losses	1,250	911	2,180
Share-based compensation	537	395	367
Accretion of discounts and amortization of premiums on securities, net	731	758	615
Net realized gain on securities	(11)	(13)	(70)
Net realized gain on sale of other real estate owned	(39)	(57)	(45)
Origination of loans held for sale	(840,140)	(616,438)	(748,263)
Sale of loans	837,475	613,529	709,866
Change in other assets and liabilities:
Accrued interest receivable	(431)	(169)	335
Other assets	(1,280)	6	(1,238)
Accrued interest payable	(274)	(49)	(409)
Other liabilities	457	396	(3,194)
Net cash provided by (used in) operating activities	29,689	27,992	(13,408)
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	34,100	31,098	28,693
Purchase of securities available for sale	(40,906)	(39,914)	(41,969)
Net redemptions of FHLB stock	23	120	—
Net increase in customer loans	(39,570)	(29,440)	(13,964)
Other real estate owned improvements	(205)	—	(218)
Proceeds from sales of other real estate owned	2,683	8,801	5,492
Purchases of corporate premises and equipment, net	(891)	(1,840)	(1,140)
Net cash used in investing activities	(44,766)	(31,175)	(23,106)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	61,102	23,025	23,352
Net decrease in time deposits	(21,334)	(1,743)	(4,848)
Net increase (decrease) in borrowings	1,595	(2,989)	(6,692)
Redemption of preferred stock	(10,000)	(10,000)	—
Issuance of common stock	200	41	—
Proceeds from exercise of stock options	1,309	694	409
Cash dividends	(3,682)	(4,018)	(4,088)
Net cash provided by financing activities	29,190	5,010	8,133
Net increase (decrease) in cash and cash equivalents	14,113	1,827	(28,381)
Cash and cash equivalents at beginning of year	11,507	9,680	38,061
Cash and cash equivalents at end of year	$25,620	$11,507	$9,680
Supplemental disclosure
Interest paid	$10,385	$11,930	$13,644
Income taxes paid	8,949	6,955	4,070
Supplemental disclosure of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$2,085	$6,300	$(1,026)
Loans transferred to other real estate owned	(3,866)	(5,040)	(5,265)
Pension adjustment	(37)	(860)	(215)
Unrealized gains (losses) on cash flow hedging instruments	1	(368)	(148)

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

Significant Group Concentrations of Credit Risk: The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. While the Corporation does have a significant portion of its securities classified as obligations of states and political subdivisions, there are no concentrations in any one state of greater than 10.0 percent and no individual issuer greater than 1.5 percent. The Corporation does not have any other significant securities concentrations in any one industry or geographic region, or to any one issuer. Note 2 discusses the Corporation's securities portfolio and investment activities. Substantially all of the Corporation's lending activities are with customers located in Virginia, Maryland, Tennessee and North Carolina. At December 31, 2012, 30.3 percent of the Corporation's loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 41.1 percent of the Corporation's loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Note 3 discusses the Corporation's lending activities.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2012 and 2011, these reserve balances amounted to zero and $360,000, respectively. The Corporation is required to maintain collateral against all loss positions in its interest rate swaps which are described in Note 18. At December 31, 2012, the Corporation was required to maintain collateral of $600,000 in connection with its interest rate swaps.

Securities: Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management's intent. Currently all of the Corporation's investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Corporation does not intend to sell the security and it is not more-likely-than-not that the Corporation will be required to sell the security before recovery, the Corporation must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the Corporation's ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Corporation regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Corporation's best estimate of the present value of cash flows expected to be collected from debt securities, the Corporation's intention with regard to holding the security to maturity and the likelihood that the Corporation would be required to sell the security before recovery.

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

A loan's past due status is based on the contractual due date of the most delinquent payment due.  Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding.  A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.  These policies are applied consistently across our loan portfolio.

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Impairment is measured on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer, residential and certain small commercial loans that are less than $500,000 for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. Consistent with the Corporation's method for nonaccrual loans, payments on impaired loans are first applied to principal outstanding, except potentially for TDRs as noted below.

TDRs occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.  TDRs are considered impaired loans. Upon designation as a TDR, the Corporation evaluates the borrower's payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification andmay be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of December 31, 2012 and 2011, the Corporation had $16.49 million and $17.09 million of loans classified as TDRs.

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

The allowance represents an amount that, in management's judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management's judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower's ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  The evaluation also considers the following risk characteristics of each loan portfolio:

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

•
Special mention loans have a specifically identified weakness in the borrower's operations and in the borrower's ability to generate positive cash flow on a sustained basis. The borrower's recent payment history is characterized by late payments.

The Corporation's risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•
Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation's credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower's performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

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

Rate Lock Commitments: C&F Mortgage enters into commitments to originate residential mortgage loans for sale whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. C&F Mortgage protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, C&F Mortgage is obligated to sell the loan to the purchaser, and the purchaser is obligated to buy the loan, only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, C&F Mortgage is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

The allowance represents an amount that, in management's judgment, will be adequate to absorb any losses arising from valid indemnification requests. Management's judgment in determining the level of the allowance is based on the volume of loans sold, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill: The Corporation's goodwill was recognized in connection with the Bank's acquisition of C&F Finance in September 2002. With the adoption of Accounting Standards Update (ASU) 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, the Corporation determines that it is more likely than not that the fair value of C&F Finance is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and may be required to record impairment charges. While not required to do so, the Corporation completed an annual test for impairment during the fourth quarter of 2012 and determined there was no impairment to be recognized in 2012.

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

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in the balance sheet and recognizes a change in the plan's funded status in the year in which the change occurs through other comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For the Corporation's pension plan, the benefit obligation is the projected benefit obligation as of December 31. In addition, enhanced disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation are presented in the notes to financial statements. Valuations for 2012 and 2011 determined that the Corporation's pension plan was underfunded. As a result, the Corporation recognized pension liabilities of $446,000 at December 31, 2012 and $473,000 at December 31, 2011, and recognized a net loss of $24,000 in 2012, a net loss of $559,000 in 2011 and a net loss of $139,000 in 2010 as components of other comprehensive income (loss). The Corporation's pension plan is described more fully in Note 11.

Share-Based Compensation: Compensation expense for grants of restricted shares is accounted for using the fair market value of the Corporation's common stock on the date the restricted shares are awarded. Compensation expense for restricted shares is charged to income ratably over the vesting period. Compensation expense for the years ended December 31, 2012, 2011 and 2010 included $488,000 ($303,000 after tax), $363,000 ($225,000 after tax) and $367,000 ($228,000 after tax), respectively, for restricted stock granted during 2007 through 2012. As of December 31, 2012, there was $1.69 million of unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. The Corporation estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will affect the amount of estimated unamortized compensation expense to be recognized in future periods. The Corporation's share-based compensation plans are described more fully in Note 13.

Earnings Per Common Share: The Financial Accounting Standards Board (FASB) guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share (EPS). The Corporation has applied the two-class method of computing basic and diluted EPS for each of the years ended December 31, 2012, 2011 and 2010 because the Corporation's unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. EPS calculations are presented in Note 9.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, changes in defined benefit plan assets and liabilities, and unrealized gains and losses on cash flow hedging instruments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Corporation's Consolidated Statements of Comprehensive Income and are described more fully in Note 9.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or an other liability in the consolidated balance sheet. The Corporation's derivative financial instruments have been designated as and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Corporation's derivative financial instruments are described more fully in Note 18.

Recent Significant Accounting Pronouncements:

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing – Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date.  The adoption of the new guidance did not have a material effect on the Corporation's consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income – Presentation of Comprehensive Income.  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendments do not require transition disclosures. The Corporation has included the required disclosures in its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. An entity is required to apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Corporation is currently assessing the effect that ASU 2011-03 will have on its financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangible – Goodwill and Other – Testing Goodwill for Impairment.  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of the amendments did not have a material effect on the Corporation's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Corporation does not expect the adoption of ASU 2012-02 to have a material effect on its financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities. This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Corporation does not expect the adoption of ASU 2011-11 to have a material effect on its financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Corporation does not expect the adoption of ASU 2013-01 to have a material effect on its financial statements.

NOTE 2: Securities

The Corporation's debt and equity securities, all of which are classified as available for sale, at December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$24,628	$24	$(3)	$24,649
Mortgage-backed securities	2,127	62	—	2,189
Obligations of states and political subdivisions	116,879	9,069	(73)	125,875
Preferred stock	27	77	—	104
	$143,661	$9,232	$(76)	$152,817

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$15,248	$39	$(4)	$15,283
Mortgage-backed securities	2,135	81	—	2,216
Obligations of states and political subdivisions	120,165	6,998	(84)	127,079
Preferred stock	27	41	—	68
	$137,575	$7,159	$(88)	$144,646

The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2012 and 2011, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,572	$31,859	$29,921	$30,108
Due after one year through five years	36,573	38,474	32,983	34,169
Due after five years through ten years	49,159	53,402	47,545	51,021
Due after ten years	26,330	28,978	27,099	29,280
Preferred stock	27	104	27	68
	$143,661	$152,817	$137,575	$144,646

Proceeds from the maturities, calls and sales of securities available for sale in 2012 were $34.10 million, resulting in gross realized gains of $11,000; in 2011 were $31.10 million, resulting in gross realized gains of $13,000; in 2010 were $28.69 million, resulting in gross realized gains of $88,000 and gross realized losses of $18,000.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $107.87 million and an aggregate fair value of $115.14 million were pledged at December 31, 2012. Securities with an aggregate amortized cost of $106.97 million and an aggregate fair value of $112.66 million were pledged at December 31, 2011.

Securities in an unrealized loss position at December 31, 2012, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$5,479	$3	$—	$—	$5,479	$3
Obligations of states and political subdivisions	5,804	71	263	2	6,067	73
Total temporarily impaired securities	$11,283	$74	$263	$2	$11,546	$76

There are 32 debt securities totaling $11.55 million considered temporarily impaired at December 31, 2012. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. During the fourth quarter of 2012, the municipal bond sector, which is included in the Corporation's obligations of states and political subdivisions category of securities, experienced a decline in securities prices due to year-end selling by investors seeking to capture capital gains, and in part due to uncertainty about tax rates and the tax status of municipal bond interest payments.  At December 31, 2012, approximately 96 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated "A" or better by Standard & Poor's or Moody's Investors Service.  Of those in a net unrealized loss position, approximately 89 percent were rated "A" or better, as measured by market value, at December 31, 2012. Because the

Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2012 and no other-than-temporary impairment has been recognized.

The Corporation's investment in FHLB stock totaled $3.74 million at December 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at December 31, 2012 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

Securities in an unrealized loss position at December 31, 2011, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$2,064	$4	$—	$—	$2,064	$4
Obligations of states and political subdivisions	3,305	35	1,328	49	4,633	84
Total temporarily impaired securities	$5,369	$39	$1,328	$49	$6,697	$88

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2012	2011
Real estate – residential mortgage	$149,257	$147,135
Real estate – construction	5,062	5,737
Commercial, financial and agricultural [1]	205,052	212,235
Equity lines	33,324	33,192
Consumer	5,309	6,057
Consumer finance	278,186	246,305
	676,190	650,661
Less allowance for loan losses	(35,907)	(33,677)
Loans, net	$640,283	$616,984
________
1Includes the Corporation's commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $293,000 and $299,000 of demand deposit overdrafts at December 31, 2012 and 2011, respectively.

Loans on nonaccrual status were as follows:

	December 31,
(Dollars in thousands)	2012	2011
Real estate – residential mortgage	$1,805	$2,440
Real estate – construction:
Construction lending[1]	—	—
Consumer lot lending[1]	—	—
Commercial, financial and agricultural:
Commercial real estate lending	3,426	5,093
Land acquisition & development lending	5,234	—
Builder line lending	15	2,303
Commercial business lending	759	673
Equity lines	31	123
Consumer	191	—
Consumer finance	655	381
Total loans on nonaccrual status	$12,116	$11,013
____
1At December 31, 2012 and 2011 there were no real estate construction lending loans or real estate consumer lot lending loans on nonaccrual status.

If interest income had been recognized on nonaccrual loans at their stated rates during years 2012, 2011 and 2010, interest income would have increased by approximately $654,000, $651,000 and $624,000, respectively.

The past due status of loans as of December 31, 2012 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,402	$456	$641	$2,499	$146,758	$149,257	$—
Real estate – construction:
Construction lending	—	—	—	—	3,157	3,157	—
Consumer lot lending	—	—	—	—	1,905	1,905	—
Commercial, financial and agricultural:
Commercial real estate lending	7,650	496	324	8,470	111,177	119,647	—
Land acquisition & development lending	—	—	5,234	5,234	28,903	34,137	—
Builder line lending	—	—	—	—	15,948	15,948	—
Commercial business lending	794	—	40	834	34,486	35,320	—
Equity lines	270	—	22	292	33,032	33,324	—
Consumer	69	—	191	260	5,049	5,309	—
Consumer finance	10,111	2,052	655	12,818	265,368	278,186	—
Total	$20,296	$3,004	$7,107	$30,407	$645,783	$676,190	$—

For the purposes of the above table, "Current" includes loans that are 1-29 days past due. In addition, the above table includes nonaccrual loans that are current of $1.2 million, 30-59 days past due of $3.4 million, 60-89 days past due of $421,000 and 90+ days past due of $7.1 million.

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

For the purposes of the above table, "Current" includes loans that are 1-29 days past due. In addition, the above table includes nonaccrual loans that are current of $8.6 million, 30-59 days past due of $86,000, 60-89 days past due of $1.5 million and 90+ days past due of $882,000.

Loan modifications that were classified as TDRs during the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012		2011
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Real estate – residential mortgage – interest reduction	1	$122	4	$700
Real estate – residential mortgage – interest rate concession	—	—	3	235
Commercial, financial and agricultural:
Commercial real estate lending – interest reduction	3	278	1	176
Commercial real estate lending – interest rate concession	6	4,226	7	5,233
Commercial real estate lending – principal reduction	—	—	1	505
Builder line lending – interest rate concession	1	193	8	2,285
Commercial business lending – interest rate concession	—	—	4	652
Consumer – interest reduction	1	108	—	—
Total	12	$4,927	28	$9,786

TDR additions during the year ended December 31, 2012 included one commercial relationship totaling $3.85 million for which loan modifications were negotiated. This relationship was classified as substandard at December 31, 2012. TDR additions during the year ended December 31, 2011 included two commercial relationships totaling $7.14 million for which loan modifications were negotiated.  While these relationships were also in nonaccrual status at December 31, 2012, the borrowers were servicing the loans in accordance with the modified terms.  The Corporation has no obligation to fund additional advances on its impaired loans.

TDR payment defaults during the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012		2011
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate – residential mortgage	1	$84	2	$153
Commercial, financial and agricultural:
Commercial real estate lending	5	1,386		—
Builder line lending	1	88		—
Consumer		—	1	4
Total	7	$1,558	3	$157

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Impaired loans, which consist solely of TDRs, and the related allowance at December 31, 2012 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition & development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

Impaired loans, which include TDRs of $17.09 million, and the related allowance at December 31, 2011 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$3,482	$3,698	$657	$3,723	$137
Commercial, financial and agricultural:
Commercial real estate lending	5,861	5,957	1,464	6,195	102
Land acquisition & development lending	5,490	5,814	1,331	6,116	372
Builder line lending	2,285	2,285	318	2,397	—
Commercial business lending	652	654	161	663	6
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	14
Total	$18,094	$18,732	$3,980	$19,418	$631

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Balance at the beginning of year	$33,677	$28,840	$24,027
Provision charged to operations	12,405	14,160	14,959
Loans charged off	(13,497)	(12,177)	(12,330)
Recoveries of loans previously charged off	3,322	2,854	2,184
Balance at the end of year	$35,907	$33,677	$28,840

The following table presents, as of December 31, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial & Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Provision charged to operations	737	(56)	1,737	53	94	9,840	12,405
Loans charged off	(793)	—	(2,074)	(159)	(337)	(10,134)	(13,497)
Recoveries of loans previously charged off	35	—	121	79	207	2,880	3,322
Ending balance	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Ending balance: individually evaluated for impairment	$433	$—	$3,319	$—	$49	$—	$3,801
Ending balance: collectively evaluated for impairment	$1,925	$424	$6,505	$885	$234	$22,133	$32,106
Loans:
Ending balance	$149,257	$5,062	$205,052	$33,324	$5,309	$278,186	$676,190
Ending balance: individually evaluated for impairment	$2,230	$—	$13,938	$—	$324	$—	$16,492
Ending balance: collectively evaluated for impairment	$147,027	$5,062	$191,114	$33,324	$4,985	$278,186	$659,698

The following table presents, as of December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial & Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$1,442	$581	$8,688	$380	$307	$17,442	$28,840
Provision charged to operations	1,935	(101)	3,745	572	209	7,800	14,160
Loans charged off	(1,096)	—	(2,566)	(52)	(319)	(8,144)	(12,177)
Recoveries of loans previously charged off	98	—	173	12	122	2,449	2,854
Ending balance	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Ending balance: individually evaluated for impairment	$657	$—	$3,274	$—	$49	$—	$3,980
Ending balance: collectively evaluated for impairment	$1,722	$480	$6,766	$912	$270	$19,547	$29,697
Loans:
Ending balance	$147,135	$5,737	$212,235	$33,192	$6,057	$246,305	$650,661
Ending balance: individually evaluated for impairment	$3,482	$—	$14,288	$—	$324	$—	$18,094
Ending balance: collectively evaluated for impairment	$143,653	$5,737	$197,947	$33,192	$5,733	$246,305	$632,567

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction:
Construction lending	228	—	2,929	—	3,157
Consumer lot lending	1,905	—	—	—	1,905
Commercial, financial and agricultural:
Commercial real estate lending	102,472	2,776	10,973	3,426	119,647
Land acquisition & development lending	19,422	1,789	7,692	5,234	34,137
Builder line lending	13,469	1,926	538	15	15,948
Commercial business lending	32,330	187	2,044	759	35,320
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$277,531	$655	$278,186
_____________
1  At December 31, 2012, the Corporation does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2011 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$140,304	$1,261	$3,130	$2,440	$147,135
Real estate – construction:
Construction lending	2,214	—	2,870	—	5,084
Consumer lot lending	653	—	—	—	653
Commercial, financial and agricultural:
Commercial real estate lending	96,773	5,413	9,493	5,093	116,772
Land acquisition & development lending	13,605	9,939	9,101	—	32,645
Builder line lending	12,480	1,434	1,420	2,303	17,637
Commercial business lending	41,590	2,001	917	673	45,181
Equity lines	31,935	298	836	123	33,192
Consumer	5,271	10	776	—	6,057
	$344,825	$20,356	$28,543	$10,632	$404,356

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$245,924	$381	$246,305

__________
1 At December 31, 2011, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 5: Other Real Estate Owned

At December 31, 2012 and 2011, OREO was $6.24 million and $6.06 million, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in the state of Virginia. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Balance at the beginning of year, gross	$9,986	$14,653
Transfers from loans	3,866	5,040
Capitalized costs	205	—
Charge-offs	(1,240)	(963)
Sales proceeds	(2,683)	(8,801)
Gain on disposition	39	57
Balance at the end of year, gross	10,173	9,986
Less allowance for losses	(3,937)	(3,927)
Balance at the end of year, net	$6,236	$6,059

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Balance at the beginning of year	$3,927	$3,979	$2,402
Provision for losses	1,250	911	2,180
Charge-offs, net	(1,240)	(963)	(603)
Balance at the end of year	$3,937	$3,927	$3,979

Net expenses applicable to OREO, other than the provision for losses, were $384,000, $516,000 and $931,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2012	2011
Land	$6,506	$6,506
Buildings	25,604	25,967
Equipment, furniture and fixtures	24,096	23,032
	56,206	55,505
Less accumulated depreciation	(29,123)	(27,043)
	$27,083	$28,462

NOTE 7: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2012	2011
Certificates of deposit, $100 or more	$138,560	$148,617
Other time deposits	148,049	159,326
	$286,609	$307,943

Remaining maturities on time deposits at December 31, 2012 are as follows:

(Dollars in thousands)
2013	$136,234
2014	59,092
2015	47,656
2016	17,053
2017	7,530
Thereafter	19,044
$286,609

NOTE 8: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2012	2011
Customer repurchase agreements[1]	$9,139	$4,644
Federal Reserve Bank discount window[2]	—	—
FHLB advances[3]	—	—
Federal funds purchased[4]	—	2,900
Balance outstanding at year end	$9,139	$7,544
Maximum balance at any month end during the year	$22,383	$7,750
Average balance for the year	$8,704	$5,831
Weighted average rate for the year	0.46%	0.69%
Weighted average rate on borrowings at year end	0.50%	0.56%
Estimated fair value at year end	$9,139	$7,544
___________
1    Secured transactions with customers, which generally mature the day following the day sold.

[2]
Short-term borrowings through the Federal Reserve Bank's discount window lending programs, which are secured by a loan-specific lien on certain qualifying loans.  At December 31, 2012 and 2011 there were no short-term borrowings from the Federal Reserve Bank.

[3]
Short-term borrowings from the FHLB secured by a blanket floating lien on certain loans secured by 1-4 family residential properties.  At December 31, 2012 and 2011 there were no short-term FHLB advances outstanding.

4    Advances against $59 million in federal funds lines with correspondent banks.

Long-term borrowings at December 31, 2012 consist of a repurchase agreement with a third-party correspondent bank, which is secured by investment securities; advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance; and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties.  The interest rate on the repurchase agreement, which matures in 2018, is 3.55% (7.00% minus three-month LIBOR with a maximum rate of 3.55%) and the outstanding balance as of December 31, 2012 was $5.00 million.  The interest rate on the revolving bank line of credit, which matures in 2014, floats at the one-month LIBOR rate plus a range of 200 basis points to 225 basis points, depending upon the average balance outstanding on the line, and the outstanding balance as of December 31, 2012 was $75.49 million.  C&F Finance's revolving bank line of credit agreement contains covenants regarding C&F Finance's capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2012.  Long-term advances from the FHLB at December 31, 2012 consist of $35.00 million of convertible advances and $17.50 million of fixed rate hybrid advances.  The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid advances provide fixed-rate funding until the stated maturity date. The Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. The table below presents selected information on the FHLB advances:

(Dollars in thousands)
Balance Outstanding at December 31, 2012	Interest Rate	Maturity Date	Next Conversion Option Date
Fixed Rate Hybrid Advances
$7,500	3.39%	08/10/15
$7,500	0.80	08/30/16
$2,500	1.28	08/30/18
Convertible Advances
$5,000	3.95	11/17/14	02/19/13
$7,500	3.69	11/28/14	02/28/13
$7,500	3.70	10/19/17	01/22/13
$5,000	4.06	10/25/17	01/25/13
$5,000	2.93	11/27/17	02/27/13
$5,000	3.59	06/06/18

The contractual maturities of long-term borrowings at December 31, 2012 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2013	$—	$—	$—
2014	12,500	—	12,500
2015	7,500	—	7,500
2016	7,500	75,487	82,987
2017	17,500	—	17,500
Thereafter	7,500	5,000	12,500
	$52,500	$80,487	$132,987

The Corporation's unused lines of credit for future borrowings total approximately $199.16 million at December 31, 2012, which consists of $48.59 million available from the FHLB, $44.51 million on C&F Finance's revolving bank line of credit, $47.06 million available from the Federal Reserve Bank and $59.00 million under federal funds agreements with third party financial institutions.  Additional loans are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation's option beginning after five years, and require quarterly distributions by Trust II to the holder of the securities at a fixed rate of 7.73% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 3.15% as to the remaining $5.00 million, which rate was 3.46% at December 31, 2012. The fixed rate portion of the securities converted to the three-month LIBOR rate plus 3.15% in December 2012. The principal asset of Trust II is $10.31 million of the Corporation's trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

In July 2005, C&F Financial Statutory Trust I (Trust I), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation's purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in September 2035, are redeemable at the Corporation's option beginning after five years, and require quarterly distributions by Trust I to the holder of the securities at a rate equal to the three-month LIBOR rate plus 1.57%.  During 2010, in order to mitigate the effect of rising interest rates in the future, the Corporation entered into two interest rate swap agreements whereby the effective fixed interest rate on $5.00 million of the securities became 3.48% and the effective fixed interest rate on the remaining $5.00 million of the securities became 4.31%.  The interest rate swaps mature in September 2015.  The principal asset of Trust I is $10.31 million of the Corporation's trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust I to pay the quarterly distributions payable by Trust I to the holders of the trust preferred capital securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 9: Shareholders' Equity, Other Comprehensive Income and Earnings Per Common Share

Shareholders' Equity

Preferred Shares. On January 9, 2009, as part of the Capital Purchase Program (Capital Purchase Program) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (EESA), the Corporation issued and sold to Treasury for an aggregate purchase price of $20.00 million in cash (1) 20,000 shares of the Corporation's fixed rate cumulative perpetual preferred stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (Series A Preferred Stock) and (2) a ten-year warrant to purchase up to 167,504 shares of the Corporation's common stock, par value $1.00 per share (Common Stock), at an initial exercise price of $17.91 per share (Warrant).

On July 27, 2011, the Corporation redeemed $10.00 million of the total $20.00 million liquidation preference of its Series A Preferred Stock. The Corporation paid $10.10 million to redeem this portion of the Series A Preferred Stock, consisting of $10.00 million in liquidation preference and $100,000 of accrued and unpaid dividends associated with the preferred stock being redeemed. On April 11, 2012, the Corporation redeemed the remaining $10.00 million of the total $20.00 million liquidation preference of its Series A Preferred Stock. The Corporation paid $10.08 million to redeem this portion of the Series A preferred Stock, consisting of $10.00 million in liquidation preference and $78,000 of accrued and unpaid dividends associated with the preferred stock redemption. The funds for both of these redemptions were provided by existing financial resources of the Corporation; therefore, there was no dilution to the Corporation's common shareholders. Further, the Corporation will pay no future dividends on the Series A Preferred Stock.

The Warrant has a 10-year term and was immediately exercisable upon issuance, with an exercise price, subject to anti-dilution adjustments, equal to $17.91 per share of Common Stock. Of the aggregate amount of $20.00 million proceeds received from the issuance of the Series A Preferred Stock, approximately $792,000 was attributable to the Warrant, based on the relative fair value of the Warrant on the date of issuance. The Corporation has not repurchased the Warrant as of December 31, 2012. If the Corporation repurchases the Warrant in a future period, the repurchase is not expected to have any effect on the Corporation's earnings or earnings per share in the period of repurchase.

Common Shares. The Corporation did not repurchase any shares of its common stock during the years ended December 31, 2012, 2011 or 2010.

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred taxes of $2.51 million, $1.79 million and $30,000 as of December 31, 2012, 2011 and 2010, respectively.

	December 31,
(Dollars in thousands)	2012	2011	2010
Net unrealized gains on securities	$5,951	$4,596	$501
Net unrecognized loss on cash flow hedges	(313)	(314)	(91)
Net unrecognized losses on defined benefit plan	(922)	(898)	(339)
Total cumulative other comprehensive income	$4,716	$3,384	$71

The following tables present the changes in accumulated other comprehensive income, net of tax.

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance at December 31, 2011	$(314)	$4,596	$(898)	$3,384
Net change for the twelve months ended December 31, 2012	1	1,355	(24)	1,332
Balance at December 31, 2012	$(313)	$5,951	$(922)	$4,716

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance at December 31, 2010	$(91)	$501	$(339)	$71
Net change for the twelve months ended December 31, 2011	(223)	4,095	(559)	3,313
Balance at December 31, 2011	$(314)	$4,596	$(898)	$3,384

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance at December 31, 2009	$—	$1,168	$(200)	$968
Net change for the twelve months ended December 31, 2010	(91)	(667)	(139)	(897)
Balance at December 31, 2010	$(91)	$501	$(339)	$71

The following tables present the change in each component of other comprehensive income on a pre-tax and after-tax basis for the twelve months ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)	Twelve Months Ended December 31, 2012
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$31	$11	$20
Amortization of prior service costs	(68)	(24)	(44)
Defined benefit pension plan assets and benefit obligations, net	(37)	(13)	(24)
Unrealized loss on cash flow hedging instruments	1	—	1
Unrealized holding gains on securities	2,085	730	1,355
Total increase in other comprehensive income	$2,049	$717	$1,332

(Dollars in thousands)	Twelve Months Ended December 31, 2011
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$(788)	$(276)	$(512)
Amortization of net obligation at transition	(4)	(1)	(3)
Amortization of prior service costs	(68)	(24)	(44)
Defined benefit pension plan assets and benefit obligations, net	(860)	(301)	(559)
Unrealized loss on cash flow hedging instruments	(368)	(145)	(223)
Unrealized holding gains on securities	6,300	2,205	4,095
Total increase in other comprehensive income	$5,072	$1,759	$3,313

(Dollars in thousands)	Twelve Months Ended December 31, 2010
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$(142)	$(50)	$(92)
Amortization of net obligation at transition	(5)	(2)	(3)
Amortization of prior service costs	(68)	(24)	(44)
Defined benefit pension plan assets and benefit obligations, net	(215)	(76)	(139)
Unrealized loss on cash flow hedging instruments	(148)	(57)	(91)
Unrealized holding losses on securities	(1,026)	(359)	(667)
Total decrease in other comprehensive income	$(1,389)	$(492)	$(897)

The Corporation reclassified net gains from securities of $7,000, $8,000 and $46,000 from other comprehensive income to earnings for the years ended December 31, 2012, 2011 and 2010, respectively.

Earnings Per Common Share

The components of the Corporation's earnings per common share calculations are as follows:

	December 31,
(Dollars in thousands)	2012	2011	2010
Net income	$16,382	$12,976	$8,110
Accumulated dividends on Series A Preferred Stock	(139)	(850)	(1,000)
Amortization of Series A Preferred Stock discount	(172)	(333)	(149)
Net income available to common shareholders	$16,071	$11,793	$6,961
Weighted average number of common shares used in earnings per common share—basic	3,215,049	3,135,645	3,085,025
Effect of dilutive securities:
Stock option awards and warrant	90,853	36,632	18,444
Weighted average number of common shares used in earnings per common share—assuming dilution	3,305,902	3,172,277	3,103,469

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant are determined using the treasury stock method. Approximately 215,000, 316,000 and 361,000 shares issuable upon exercise of options for the years ended

December 31, 2012, 2011 and 2010, respectively, were not included in computing diluted earnings per common share because they were anti-dilutive.

NOTE 10: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Current taxes	$8,494	$7,076	$5,202
Deferred taxes	(848)	(1,341)	(2,253)
	$7,646	$5,735	$2,949

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
(Dollars in thousands)	2012	Percent of Pre-tax Income	2011	Percent of Pre-tax Income	2010	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$8,410	35.0%	$6,362	34.0%	$3,760	34.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,631)	(6.8)	(1,652)	(8.8)	(1,516)	(13.7)
Reduction of interest expense incurred to carry tax-exempt assets	78	0.3	98	0.5	100	0.9
State income taxes, net of federal tax benefit	1,133	4.7	1,114	6.0	787	7.1
Tax effect of dividends-received deduction on preferred stock	—	—	—	—	(5)	(0.1)
Compensation in excess of deductible limits	—	—	41	0.2	—	—
Tax credits	(225)	(0.9)	(180)	(1.0)	(135)	(1.2)
Other	(119)	(0.5)	(48)	(0.3)	(42)	(0.3)
	$7,646	31.8%	$5,735	30.6%	$2,949	26.7%

The Corporation's net deferred income taxes totaled $14.9 million and $14.8 million at December 31, 2012 and 2011, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2012	2011
Deferred tax asset
Allowance for loan losses and OREO losses	$15,036	$14,128
Reserve for indemnification losses	795	647
OREO expenses	226	381
Deferred compensation	2,049	1,916
Other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock	614	614
Share-based compensation	340	331
Interest on nonaccrual loans	244	119
Defined benefit plan	156	165
Cash flow hedges	200	201
Other	1,284	1,240
Deferred tax asset	20,944	19,742
Deferred tax liability
Goodwill and other intangible assets	(2,794)	(2,509)
Depreciation	(59)	(3)
Net unrealized gain on securities available for sale	(3,205)	(2,475)
Deferred tax liability	(6,058)	(4,987)
Net deferred tax asset	$14,886	$14,755

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009.

NOTE 11: Employee Benefit Plans

The Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on the Bank's profitability for a given year and on each participant's yearly earnings. All full-time employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. All employee contributions are fully vested upon contribution. An employee is 20% vested in the Bank's contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years, or earlier in the event of retirement, death or attainment of age 65 while an employee. The amounts charged to expense under this plan were $387,000, $405,000 and $372,000 in 2012, 2011 and 2010, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage's profitability for a given year, and on each participant's contributions to the plan. Contributions may be invested in various investment funds offered under the plan. All employee contributions are fully vested upon contribution. An employee is vested 25% in the employer's contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years.  The amounts charged to expense under this plan were $29,000, $12,000 and $0 in 2012, 2011 and 2010, respectively.

C&F Finance maintains a Defined Contribution Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of the Bank. The amounts charged to expense under this plan were $147,000, $139,000 and $108,000 in 2012, 2011 and 2010, respectively.

Individual performance bonuses are awarded annually to certain members of management under the Corporation's Management Incentive Plan. The Corporation's Compensation Committee recommends to the Corporation's Board of Directors the bonuses to be paid to the Chief Executive Officer and the Chief Financial Officer of the Corporation, and recommends to the Bank's Board of Directors bonuses to be paid to certain other senior Bank and C&F Finance officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the Bank and C&F Finance. In determining the awards, performance, including the Corporation's growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, the Bank's Board of Directors considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $1.02 million, $844,000 and $816,000 in 2012, 2011 and 2010, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $1.05 million, $657,000 and $336,000 were expensed in 2012, 2011 and 2010, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

The Bank has a non-contributory, defined benefit pension plan (Cash Balance Plan) for all full-time employees over 21 years of age. Under the Cash Balance Plan, the benefit account for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on the prior year's December average yield on 30-year Treasuries plus 150 basis points. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

 The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank's Profit Sharing Plan and Cash Balance Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $175,000, $153,000 and $124,000 in 2012, 2011 and 2010, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Bank's Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2012	2011	2010
Change in benefit obligation
Projected benefit obligation, beginning	$8,768	$7,915	$6,816
Service cost	636	611	531
Interest cost	395	438	397
Actuarial loss	505	154	523
Benefits paid	(246)	(350)	(352)
Projected benefit obligation, ending	$10,058	$8,768	$7,915
Change in plan assets
Fair value of plan assets, beginning	$8,295	$7,261	$6,385
Actual return on plan assets	1,063	(116)	828
Employer contributions	500	1,500	400
Benefits paid	(246)	(350)	(352)
Fair value of plan assets, ending	$9,612	$8,295	$7,261
Funded status	$(446)	$(473)	$(654)
Amounts recognized as an other liability	$(446)	$(473)	$(654)
Amounts recognized in accumulated other comprehensive income
Net loss	$2,495	$2,525	$1,738
Net obligation at transition	—	—	(4)
Prior service cost	(1,077)	(1,144)	(1,212)
Deferred taxes	(496)	(483)	(183)
Total recognized in accumulated other comprehensive income	$922	$898	$339
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	4.0%	4.5%	5.5%
Expected return on plan assets	8.0	8.0	8.0
Rate of compensation increase	3.0	4.0	4.0

The accumulated benefit obligation was $10.06 million and $8.77 million as of the actuarial valuation dates in 2012 and 2011, respectively.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Components of net periodic benefit cost
Service cost	$636	$611	$531
Interest cost	395	438	397
Expected return on plan assets	(633)	(581)	(495)
Amortization of prior service cost	(68)	(68)	(68)
Amortization of net obligation at transition	—	(4)	(5)
Recognized net actuarial loss	106	63	48
Net periodic benefit cost	436	459	408
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	(31)	788	142
Amortization of net obligation at transition	—	4	5
Amortization of prior service costs	68	68	68
Deferred taxes	(13)	(301)	(76)
Total recognized in accumulated other comprehensive income	24	559	139
Total recognized in net periodic benefit cost and other comprehensive income	$460	$1,018	$547

The estimated net loss, obligation at transition and prior service cost that will be (accreted to) amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $79,000, zero and (68,000), respectively.

	January 1,
	2012	2011	2010
Weighted-average assumptions for net periodic benefit cost as of
Discount rate	4.5%	5.5%	6.0%
Expected return on plan assets	8.0	8.0	8.0
Rate of compensation increase	3.0	4.0	4.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2013	$167
2014	760
2015	234
2016	717
2017	509
2018 – 2022	3,656
$6,043

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

The Bank's defined benefit pension plan's weighted average asset allocations by asset category are as follows:

	December 31,
	2012	2011
Mutual funds-fixed income	39%	40%
Mutual funds-equity	61	60
Cash and equivalents	*	*
	100%	100%
* Less than one percent.

As of December 31, 2012 and 2011, the fair value of the defined benefit plan assets is as follows:

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Mutual funds-fixed income [1]	$3,735	—	—	$3,735
Mutual funds-equity [2]	5,867	—	—	5,867
Cash and equivalents [3]	10	—	—	10
Total pension assets	$9,612	—	—	$9,612

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Mutual funds-fixed income [1]	$3,306	—	—	$3,306
Mutual funds-equity [2]	4,983	—	—	4,983
Cash and equivalents [3]	6	—	—	6
Total pension assets	$8,295	—	—	$8,295
_________

[1]
This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

[2]
This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

[3]	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 39% fixed income and 61% equities. The investment advisor selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan's investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

NOTE 12: Related Party Transactions

Loans outstanding to directors and executive officers totaled $690,000 and $603,000 at December 31, 2012 and 2011, respectively. New advances to directors and officers totaled $231,000 and repayments totaled $144,000 in the year ended December 31, 2012. These loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation's Board of Directors, do not involve more than normal risk or present other unfavorable features.

NOTE 13: Share-Based Plans

On April 15, 2008, the Corporation's shareholders approved the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the Amended 2004 Plan), which, among other things, expanded the group of eligible award recipients to include certain key employees of the Corporation, as well as non-employee directors (including non-employee regional or advisory directors). The Amended 2004 Plan authorizes an aggregate of 500,000 shares of Corporation common stock to be issued as equity awards in the form of stock options, stock appreciation rights, restricted stock and/or restricted stock units to key employees and non-employee directors. Since the Amended 2004 Plan's approval in 2008, equity awards have only been issued in the form of restricted stock, which are accounted for using the fair market value of the Corporation's common stock on the date the restricted shares are awarded.

Prior to the approval of the Amended 2004 Plan, the Corporation awarded options to purchase common stock and/or grants of restricted shares of common stock to certain key employees of the Corporation under the plan that was approved by the Corporation's shareholders on April 20, 2004. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. Restricted shares were accounted for using the fair market value of the Corporation's common stock on the date the restricted shares were awarded. All options outstanding under this plan are exercisable as of December 31, 2012. All options expire ten years from the grant date.

Prior to the approval of the plan in 2004, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the 1994 Plan). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan was 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. All options outstanding under the 1994 Plan are exercisable as of December 31, 2012. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the Director Plan). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options were issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Director Plan are exercisable as of December 31, 2012. All options expire ten years from the grant date. In 2008, the Corporation ceased granting awards to non-employee directors under the Director Plan, which expired in 2008, and non-employee directors were added to the group of eligible award recipients under the Amended 2004 Plan.

In 1999, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (the Regional Director Plan). Options were issued to regional directors of the Bank at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Regional Director Plan are exercisable as of December 31, 2012. All options expire ten years from the grant date. Upon approval of the Amended 2004 Plan in 2008, the Corporation ceased granting awards to regional directors of the Bank under the Regional Director Plan, which expired in 2009, and regional directors of the Bank were added to the group of eligible award recipients under the Amended 2004 Plan.

Stock option transactions under the various plans for the periods indicated were as follows:

	2012			2011		2010
(Dollars in thousands, except for per share amounts)	Shares	Exercise Price*	Intrinsic Value	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	325,067	$36.68		390,617	$34.95	417,717	$33.71
Granted	—	—		—	—	—	—
Exercised	(48,635)	22.70		(34,800)	18.70	(23,100)	15.90
Cancelled	—	—		(30,750)	35.07	(4,000)	15.75
Outstanding and exercisable at end of year	276,432	$39.14	$176	325,067	$36.68	390,617	$34.95

* Weighted average

The total intrinsic value of in-the-money options exercised in 2012 was $608,000. Cash received from option exercises during 2012 was $1.10 million. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Remaining Contractual Life (Years)*	Exercise Price*
$35.20 to $39.60	206,732	2.7	38.25
$40.50 to $46.20	69,700	1.3	41.77
Total	276,432	2.3	$39.14

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

	2012		2011		2010
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	87,125	$22.59	86,025	$25.89	58,725	$28.59
Granted	29,025	33.16	31,100	23.80	28,850	20.70
Vested	(16,100)	28.85	(22,650)	35.44	—	—
Cancelled	(2,350)	22.60	(7,350)	26.80	(1,550)	31.40
Nonvested at end of year	97,700	$24.69	87,125	$22.59	86,025	$25.89

Compensation is accounted for using the fair market value of the Corporation's common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted for the years 2012, 2011 and 2010 was $33.16, $23.80 and $20.70, respectively. Compensation expense is charged to income ratably over the vesting periods, and was $488,000 in 2012, $363,000 in 2011 and $367,000 in 2010. As of December 31, 2012, there was $1.69 million of total unrecognized compensation cost related to restricted stock granted under the Amended 2004 Plan. This amount is expected to be recognized through 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). For both the Corporation and the Bank, Tier 1 capital consists of shareholders' equity excluding any net unrealized gain (loss) on securities available for sale, amounts resulting from changes in the funded status of the pension plan and goodwill net of any related deferred tax liability, and total capital consists of Tier 1 capital and a portion of the allowance for loan losses. For the Corporation only, Tier 1 and total capital also include trust preferred securities and exclude the unrealized loss on cash flow hedging instruments. Risk-weighted assets for the Corporation and the Bank were $715.20 million and $712.13 million, respectively, at December 31, 2012 and $690.07 million and $687.49 million, respectively, at December 31, 2011. Management believes that, as of December 31, 2012, the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.
The Corporation's and the Bank's actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Corporation	$118,824	16.6%	$57,216	8.0%	N/A	N/A
Bank	115,892	16.3	56,970	8.0	$71,213	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	109,552	15.3	28,608	4.0	N/A	N/A
Bank	106,657	15.0	28,485	4.0	42,728	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	109,552	11.5	38,205	4.0	N/A	N/A
Bank	106,657	11.2	38,091	4.0	47,613	5.0
As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Corporation	$113,427	16.4%	$55,205	8.0%	N/A	N/A
Bank	111,029	16.2	54,999	8.0	$68,749	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,492	15.1	27,603	4.0	N/A	N/A
Bank	102,126	14.9	27,500	4.0	41,249	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	104,492	11.5	36,362	4.0	N/A	N/A
Bank	102,126	11.3	36,252	4.0	45,315	5.0

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to Treasury 20,000 shares of the Corporation's Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation's Common Stock, for a total price of $20.0 million. On July 27, 2011, the Corporation redeemed $10.00 million, or 50 percent, of the $20.00 million of Series A Preferred Stock.  The Corporation paid $10.10 million to redeem the preferred stock, consisting of $10.00 million in liquidation value and $100,000 of accrued and unpaid dividends associated with the preferred stock. On April 11, 2012, the Corporation redeemed the remaining 10,000 shares of its Preferred Stock issued to Treasury in January 2009 under the CPP. The redemption consisted of $10.0 million in liquidation value and $78,000 of accrued and unpaid dividends associated with the Preferred Stock. The funds for both redemptions were provided by existing financial resources of the Corporation and no new capital was issued. As of December 31, 2012, the Warrant remains outstanding. The outstanding Series A Preferred Stock (including the Warrant) was treated as Tier 1 capital at December 31, 2011.

 On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation's common stock at $41 per share on July 27, 2005. Based on the Corporation's Tier 1 capital, the entire $20.00 million of trust preferred securities was eligible for inclusion in Tier 1 capital for both 2012 and 2011.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

NOTE 15: Commitments and Financial Instruments with Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount on the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral is obtained based on management's credit assessment of the customer.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of loan commitments was $87.06 million and $83.50 million at December 31, 2012 and 2011, respectively.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $8.12 million and $9.27 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, C&F Mortgage had rate lock commitments to originate mortgage loans amounting to approximately $76.77 million and loans held for sale of $72.73 million. C&F Mortgage has entered into corresponding commitments with third party investors to sell loans of approximately $149.50 million. Under the contractual relationship with these investors, C&F Mortgage is obligated to sell the loans, and the investors are obligated to purchase the loans, only if the loans close. No other obligation exists. As a result of these contractual relationships with these investors, C&F Mortgage is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage by the counterparties making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2012. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Allowance, beginning of period	$1,702	$1,291	$2,538
Provision for indemnification losses	1,205	807	3,745
Payments	(815)	(396)	(4,992)
Allowance, end of period	$2,092	$1,702	$1,291

Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with these operating leases was $1.47 million, $1.49 million and $1.26 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments due under these leases as of December 31, 2012 are as follows:

(Dollars in thousands)
2013	$1,186
2014	812
2015	718
2016	372
2017	158
Thereafter	37
$3,283

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

•
Level 3—Valuation is determined using model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect the Corporation's estimates of assumptions that market participants would use in pricing the respective asset or liability. Valuation techniques may include the use of pricing models, discounted cash flow models and similar techniques.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the future composition of the portfolio. At December 31, 2012 and 2011, the Corporation's entire investment securities portfolio was valued using Level 2 fair value measurements. The Corporation has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio. The vendor's sources for security valuation are Standard & Poor's Securities Evaluations Inc. ("SPSE") and Thomson Reuters Pricing Service ("TRPS").  Both sources provide opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  SPSE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Securities in the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced ("TBA") price. TBA prices are obtained from market makers and live trading systems.

Derivative payable. The Corporation's derivative financial instruments have been designated as and qualify as cash flow hedges. The fair value of derivatives is determined using the discounted cash flow method.

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$24,649	$—	$24,649
Mortgage-backed securities	—	2,189	—	2,189
Obligations of states and political subdivisions	—	125,875	—	125,875
Preferred stock	—	104	—	104
Total securities available for sale	$—	$152,817	$—	$152,817
Liabilities:
Derivative payable	$—	$513	$—	$513

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$15,283	$—	$15,283
Mortgage-backed securities	—	2,216	—	2,216
Obligations of states and political subdivisions	—	127,079	—	127,079
Preferred stock	—	68	—	68
Total securities available for sale	$—	$144,646	$—	$144,646
Liabilities:
Derivative payable	$—	$515	$—	$515

 Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure and recognize certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Impaired loans. The Corporation does not record loans at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. A loan is considered impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. All TDRs are considered impaired loans. The Corporation measures impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Additionally, management reviews current market conditions, borrower history, past experience with similar loans and economic conditions. Based on management's review, additional write-downs to fair value may be incurred. The Corporation maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. When the fair value of an impaired loan is based solely on observable cash flows, market price or a current appraisal, the Corporation records the impaired loan as nonrecurring Level 2. However, if based on management's review, additional write-downs to fair value are required, the Corporation records the impaired loan as nonrecurring Level 3.

The measurement of impaired loans of less than $500,000 is based on each loan's future cash flows discounted at the loan's effective interest rate rather than the market rate of interest, which is not a fair value measurement and is therefore excluded from fair value disclosure requirements.

Other real estate owned. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions. As such, we record OREO as nonrecurring Level 3.

 The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	$—	$—	$9,074	$9,074
Other real estate owned net	—	—	6,236	6,236
Total	$—	$—	$15,310	$15,310

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Impaired loans, net	$—	$—	$10,182	$10,182
Other real estate owned, net	—	—	6,059	6,059
Total	$—	$—	$16,241	$16,241

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of December 31, 2012:

	Fair Value Measurements at December 31, 2012
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$9,074	Appraisals	Discount to reflect current market conditions and estimated selling costs	5% - 40%
Other real estate owned, net	6,236	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 70%
Total	$15,310

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of December 31, 2012 and 2011.

Cash and short-term investments. The nature of these instruments and their relatively short maturities provide for the reporting of fair value equal to the historical cost.

Loans, net. The fair value of performing loans is estimated using a discounted expected future cash flows analysis based on current rates being offered on similar products in the market. An overall valuation adjustment is made for specific credit risks as well as general portfolio risks. Based on the valuation methodologies used in assessing the fair value of loans and the associated valuation allowance, these loans are considered Level 3. See Note 1 for more information on the valuation methodologies used in creating the valuation allowance for performing loans.

Loan totals, as listed in the table below, include impaired loans. For valuation techniques used in relation to impaired loans, see the Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis section in this Note 16.

Loans held for sale, net. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on purchase prices agreed to by third party investors, which are obtained simultaneously with the rate lock commitments made to individual borrowers. Fair value is generally not materially different than cost (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2012.

Accrued interest receivable. The carrying amount of accrued interest receivable approximates fair value.

Deposits. The fair value of all demand deposit accounts is the amount payable at the report date. For all other deposits, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products in active markets (Level 2).

Borrowings. The fair value of borrowings is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products in active markets (Level 2).

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

The following tables reflect the carrying amounts and estimated fair values of the Corporation's financial instruments whether or not recognized on the balance sheet at fair value.

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$25,620	$25,620	$—	$—	$25,620
Securities available for sale	152,817		152,817		152,817
Loans, net	640,283	—	—	651,133	651,133
Loans held for sale, net	72,727	—	74,964	—	74,964
Accrued interest receivable	5,673	5,673	—	—	5,673
Financial liabilities:
Demand deposits	$399,575	$399,575	$—	$—	$399,575
Time deposits	286,609	—	290,483	—	290,483
Borrowings	162,746	—	158,027	—	158,027
Derivative payable	513		513		513
Accrued interest payable	837	837	—	—	837

		Fair Value Measurements at December 31, 2011 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$11,507	$11,507	$—	$—	$11,507
Securities available for sale	144,646		144,646		144,646
Loans, net	616,984	—	—	624,219	624,219
Loans held for sale, net	70,062	—	72,859	—	72,859
Accrued interest receivable	5,242	5,242	—	—	5,242
Financial liabilities:
Demand deposits	$338,473	$338,473	$—	$—	$338,473
Time deposits	307,943	—	312,095	—	312,095
Borrowings	161,151	—	157,863	—	157,863
Derivative payable	515		515		515
Accrued interest payable	1,111	1,111	—	—	1,111

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors interest rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

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

The Corporation's other segment includes an investment company that derives revenues from brokerage services, an insurance company that derives revenues from insurance services, and a title company that derives revenues from title insurance services. The results of the other segment are not significant to the Corporation as a whole and have been included in "Other." Revenue and expenses of the Corporation are also included in "Other," and consist primarily of dividends received on the Corporation's investment in equity securities and interest expense associated with the Corporation's trust preferred capital notes and other general corporate expenses.

	Year Ended December 31, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,301	$2,358	$47,403	$—	$(5,098)	$76,964
Gains on sales of loans	—	20,572	—	—	—	20,572
Other noninterest income	6,124	4,315	1,149	1,322	20	12,930
Total operating income (loss)	38,425	27,245	48,552	1,322	(5,078)	110,466
Expenses:
Provision for loan losses	2,400	165	9,840	—	—	12,405
Interest expense	7,404	483	6,334	988	(5,098)	10,111
Salaries and employee benefits	15,562	16,675	7,591	865	—	40,693
Other noninterest expenses	12,385	6,265	4,100	479	—	23,229
Total operating expenses	37,751	23,588	27,865	2,332	(5,098)	86,438
Income (loss) before income taxes	674	3,657	20,687	(1,010)	20	24,028
Income tax (benefit) expense	(1,479)	1,466	8,042	(383)	—	7,646
Net income (loss)	$2,153	$2,191	$12,645	$(627)	$20	$16,382
Total assets	$813,817	$86,978	$280,205	$3,570	$(207,552)	$977,018
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$739	$272	$179	$—	$—	$1,190

	Year Ended December 31, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,715	$1,673	$43,776	$—	$(4,374)	$73,790
Gains on sales of loans	—	16,094	—	—	—	16,094
Other noninterest income	5,957	2,931	855	1,209	—	10,952
Total operating income (loss)	38,672	20,698	44,631	1,209	(4,374)	100,836
Expenses:
Provision for loan losses	6,000	360	7,800	—	—	14,160
Interest expense	9,154	256	5,833	1,014	(4,376)	11,881
Salaries and employee benefits	14,722	12,044	6,712	839	—	34,317
Other noninterest expenses	12,026	5,747	3,560	434	—	21,767
Total operating expenses	41,902	18,407	23,905	2,287	(4,376)	82,125
Income (loss) before income taxes	(3,230)	2,291	20,726	(1,078)	2	18,711
Income tax expense (benefit)	(2,798)	960	8,116	(544)	1	5,735
Net income (loss)	$(432)	$1,331	$12,610	$(534)	$1	$12,976
Total assets	$772,552	$82,312	$249,671	$3,262	$(179,673)	$928,124
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$957	$98	$786	$3	$—	$1,844

	Year Ended December 31, 2010
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$33,922	$2,210	$37,382	$184	$(3,850)	$69,848
Gains on sales of loans	—	18,567	—	—	(3)	18,564
Other noninterest income	6,093	3,265	689	1,089	—	11,136
Total operating income (loss)	40,015	24,042	38,071	1,273	(3,853)	99,548
Expenses:
Provision for loan losses	6,500	34	8,425	—	—	14,959
Interest expense	10,452	365	5,278	1,031	(3,891)	13,235
Salaries and employee benefits	14,661	13,448	6,062	717	1	34,889
Other noninterest expenses	13,112	8,892	2,893	509	—	25,406
Total operating expenses	44,725	22,739	22,658	2,257	(3,890)	88,489
Income (loss) before income taxes	(4,710)	1,303	15,413	(984)	37	11,059
Income tax expense (benefit)	(3,216)	521	6,011	(380)	13	2,949
Net income (loss)	$(1,494)	$782	$9,402	$(604)	$24	$8,110
Total assets	$756,250	$78,550	$224,233	$2,840	$(157,736)	$904,137
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$1,333	$411	$131	$—	$—	$1,875

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

NOTE 18: Derivative Financial Instruments

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation's interest rate swaps qualify as cash flow hedges. The Corporation's cash flow hedges effectively modify a portion of the Corporation's exposure to interest rate risk by converting variable rates of interest on $10.0 million of the Corporation's trust preferred capital notes to fixed rates of interest until September 2015.

The cash flow hedges total notional amount is $10.0 million. At December 31, 2012, the cash flow hedges had a fair value of ($513,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2012 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 19: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,
(Dollars in thousands)	2012	2011
Balance Sheets
Assets
Cash	$852	$586
Securities available for sale	103	68
Other assets	2,906	2,672
Investments in subsidiary	119,565	114,011
Total assets	$123,426	$117,337
Liabilities and shareholders' equity
Trust preferred capital notes	$20,620	$20,620
Other liabilities	609	627
Shareholders' equity	102,197	96,090
Total liabilities and shareholders' equity	$123,426	$117,337

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Statements of Income
Interest income on securities	$—	$—	$22
Interest expense on borrowings	(987)	(986)	(999)
Dividends received from bank subsidiary	13,232	14,136	2,551
Equity in undistributed net income (loss) of subsidiary	4,246	(137)	6,573
Other income	737	647	684
Other expenses	(846)	(684)	(721)
Net income	$16,382	$12,976	$8,110

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Statements of Cash Flows
Operating activities:
Net income	$16,382	$12,976	$8,110
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in distributed (undistributed) earnings of subsidiary	(4,246)	137	(6,573)
Share-based compensation	537	395	367
Net gain on securities	—	—	(12)
(Increase) decrease in other assets	(217)	12	322
Increase (decrease) in other liabilities	(17)	21	21
Net cash provided by operating activities	12,439	13,541	2,235
Investing activities:
Proceeds from maturities and calls of securities	—	—	1,262
Investment in bank subsidiary	—	—	—
Net cash provided by (used in) investing activities	—	—	1,262
Financing activities:
Net proceeds from issuance of preferred stock	—	—	—
Net proceeds from issuance of common stock	200	41	—
Redemption of preferred stock	(10,000)	(10,000)	—
Cash dividends	(3,682)	(4,018)	(4,088)
Proceeds from exercise of stock options	1,309	694	409
Net cash (used in) provided by financing activities	(12,173)	(13,283)	(3,679)
Net increase (decrease) in cash and cash equivalents	266	258	(182)
Cash at beginning of year	586	328	510
Cash at end of year	$852	$586	$328

NOTE 20: Other Noninterest Expenses

The following table presents the significant components in the statements of income line "Noninterest Expenses-Other Expenses."

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Data processing fees	$2,273	$2,129	$1,869
Loan and OREO expenses	1,982	2,038	3,631
Professional fees	1,688	1,946	1,898
Telecommunication expenses	1,181	1,104	1,086
Provision for indemnification losses	1,205	807	3,745
All other noninterest expenses	8,105	7,252	7,409
Total Other Noninterest Expenses	$16,434	$15,276	$19,638

NOTE 21: Quarterly Condensed Statements of Income—Unaudited

	2012 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$18,756	$19,098	$19,505	$19,605
Net interest income after provision for loan losses	13,192	13,642	14,129	13,485
Other income	7,383	7,729	9,570	8,820
Other expenses	15,057	15,227	16,987	16,651
Income before income taxes	5,518	6,144	6,712	5,654
Net income	3,780	4,181	4,533	3,888
Net income available to common shareholders	3,634	4,016	4,533	3,888
Earnings per common share—assuming dilution	1.11	1.22	1.36	1.17
Dividends declared per common share	0.26	0.26	0.27	0.29

	2011 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$17,632	$18,369	$18,918	$18,871
Net interest income after provision for loan losses	11,748	12,011	11,912	12,078
Other income	6,457	6,358	7,140	7,091
Other expenses	13,949	13,969	13,923	14,243
Income before income taxes	4,256	4,400	5,129	4,926
Net income	2,969	3,083	3,513	3,411
Net income available to common shareholders	2,680	2,793	3,055	3,265
Earnings per common share—assuming dilution	0.85	0.88	0.96	1.02
Dividends declared per common share	0.25	0.25	0.25	0.26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
C&F Financial Corporation
West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C&F Financial Corporation and Subsidiary's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2013 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary's internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 5, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation's management, including the Corporation's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation's periodic reports.

Management's Report on Internal Control over Financial Reporting. Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Corporation's internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation's internal control over financial reporting as of December 31, 2012 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation's consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.'s attestation report on the Corporation's internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation's internal control over financial reporting during the Corporation's quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
C&F Financial Corporation
West Point, Virginia

We have audited C&F Financial Corporation and Subsidiary's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  C&F Financial Corporation and Subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, C&F Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of C&F Financial Corporation and Subsidiary and our report dated March 5, 2013 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 5, 2013

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2013 Proxy Statement under the caption, "Election of Directors," and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2013 Proxy Statement under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, "Executive Officers of the Registrant." The Corporation has adopted a Code of Business Conduct and Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on our Internet website at http://www.cffc.com under "Investor Relations." We will provide a copy of the Code to any person without charge upon written request to C&F Financial Corporation, c/o Secretary, P.O. Box 391, West Point, Virginia 23181. We intend to provide any required disclosure of any amendment to or waiver of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.cffc.com under "Investor Relations" promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.

The board of directors of the Corporation has a standing Audit Committee, which is comprised of three directors who satisfy all of the following criteria: (i) meet the independence requirements of the NASDAQ Stock Market's (NASDAQ) listing standards, (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Corporation or any of its subsidiaries, (iii) are not an affiliated person of the Corporation or any of its subsidiaries, (iv) have not participated in the preparation of the financial statements of the Corporation or any of its current subsidiaries at any time during the past three years, and (v) are competent to read and understand financial statements. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience that results in the individual's financial sophistication. The members of the Audit Committee are Messrs. J. P. Causey Jr., Barry R. Chernack and C. Elis Olsson. The board of directors has determined that the chairman of the Audit Committee, Mr. Barry R. Chernack, qualifies as an "audit committee financial expert" within the meaning of applicable regulations of the SEC. Mr. Chernack is independent of management based on the independence requirements set forth in the NASDAQ's listing standards' definition of "independent director" and an independence evaluation performed by the board of directors.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the 2013 Proxy Statement under the captions, "Compensation Committee Interlocks and Insider Participation," "Compensation Policies and Practices as They Relate to Risk Management," "Executive Compensation" and "Compensation Committee Report," and the compensation tables that follow the Compensation Committee Report in the 2013 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2013 Proxy Statement under the caption, "Director Compensation," is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2013 Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

The information contained in the 2013 Proxy Statement under the caption, "Equity Compensation Plan Information," is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2013 Proxy Statement under the caption, "Interest of Management in Certain Transactions," is incorporated herein by reference. The information contained in the 2013 Proxy Statement under the caption, "Director Independence," is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2013 Proxy Statement under the captions, "Principal Accountant Fees" and "Audit Committee Pre-Approval Policy," is incorporated herein by reference.

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

*10.4	Restated VBA Executives' Non-Qualified Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 7, 2008)

*10.4.1
Adoption Agreement for the Restated VBA Executives' Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of December 31, 2008 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 9, 2009)

*10.4.2
Attachment to the Adoption Agreement for the Restated VBA Executives' Non-Qualified Deferred Compensation Plan for C&F Financial Corporation dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 7, 2008)

*10.4.3
Amendment to Adoption Agreement for the Restated VBA Executives' Non-Qualified Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008 (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 9, 2009)

*10.4.4
Amendment to Adoption Agreement for the Restated VBA Executives' Non-Qualified Deferred Compensation Plan for C&F Financial Corporation effectively dated as of January 1, 2009 (incorporated by reference to Exhibit 10.4.4 to Form 10-K filed March 3, 2010)

*10.5	Restated VBA Directors' Deferred Compensation Plan for C&F Financial Corporation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 7, 2008)

*10.5.1
Adoption Agreement for the Restated VBA Director's Deferred Compensation Plan for C&F Financial Corporation dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5.1 to Form 10-K filed March 9, 2009)

*10.5.2
Amendment to Adoption Agreement for the Restated VBA Directors' Deferred Compensation Plan for C&F Financial Corporation effectively dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed March 9, 2009)

*10.6	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 7, 2008)

*10.7	Amended and Restated C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 7, 2008)

*10.8	Amended and Restated C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 7, 2008)

*10.9	C&F Financial Corporation Management Incentive Plan dated February 25, 2005, as amended January 18, 2011 (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 3, 2011)

*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

*10.10.1	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed August 8, 2008)

*10.10.2	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.2 to Form 8-K filed December 8, 2009)

*10.10.3	Form of C&F Financial Corporation TARP-Compliant Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.3 to Form 8-K filed December 8, 2009)

*10.10.4	Form of C&F Financial Corporation Restricted Stock Agreement (approved May 2012)

*10.11	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.11.1	Form of Notice of Amendment to C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11.1 to Form 10-Q filed on November 8, 2011)

*10.12	Employment Agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated January 1, 2013

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

*10.15	Schedule of C&F Financial Corporation Non-Employee Directors' Annual Compensation

*10.16	Base Salaries for Named Executive Officers of C&F Financial Corporation

*10.17	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Form 8-K filed December 18, 2006)

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
Second Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 17, 2012 (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 8, 2012)

10.24
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

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 5, 2013	By:	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LARRY G. DILLON	Date:	March 5, 2013
Larry G. Dillon, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/S/ THOMAS F. CHERRY	Date:	March 5, 2013
Thomas F. Cherry, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ J. P. CAUSEY JR.	Date:	March 5, 2013
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date:	March 5, 2013
Barry R. Chernack, Director

/S/ AUDREY D. HOLMES	Date:	March 5, 2013
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	March 5, 2013
James H. Hudson III, Director

/S/ JOSHUA H. LAWSON	Date:	March 5, 2013
Joshua H. Lawson, Director

/S/ C. ELIS OLSSON	Date:	March 5, 2013
C. Elis Olsson, Director

/S/ PAUL C. ROBINSON	Date:	March 5, 2013
Paul C. Robinson, Director