Form 10-Q
period 2013-03-31
C & F FINANCIAL CORP
filed 2013-05-08
CIK 913341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2013

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

At April 30, 2013, the latest practicable date for determination, 3,269,184 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM  1.       FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$6,191	$8,079
Interest-bearing deposits in other banks	64,535	17,541
Total cash and cash equivalents	70,726	25,620
Securities-available for sale at fair value, amortized cost of $142,192 and $143,661, respectively	150,521	152,817
Loans held for sale, net	45,432	72,727
Loans, net of allowance for loan losses of $33,921 and $35,907, respectively	641,195	640,283
Federal Home Loan Bank stock, at cost	3,525	3,744
Corporate premises and equipment, net	27,839	27,083
Other real estate owned, net of valuation allowance of $4,086 and $3,937, respectively	5,297	6,236
Accrued interest receivable	5,566	5,673
Goodwill	10,724	10,724
Other assets	32,552	32,111
Total assets	$993,377	$977,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$115,553	$105,721
Savings and interest-bearing demand deposits	296,535	293,854
Time deposits	284,376	286,609
Total deposits	696,464	686,184
Short-term borrowings	13,612	9,139
Long-term borrowings	132,987	132,987
Trust preferred capital notes	20,620	20,620
Accrued interest payable	797	837
Other liabilities	23,983	25,054
Total liabilities	888,463	874,821

Shareholders’ equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,268,169 and 3,259,823 shares issued and outstanding, respectively)	3,163	3,162
Additional paid-in capital	5,780	5,624
Retained earnings	91,753	88,695
Accumulated other comprehensive income, net	4,218	4,716
Total shareholders’ equity	104,914	102,197
Total liabilities and shareholders’ equity	$993,377	$977,018

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Interest income
Interest and fees on loans	$17,819	$17,476
Interest on money market investments	23	8
Interest and dividends on securities
U.S. government agencies and corporations	106	57
Tax-exempt obligations of states and political subdivisions	1,142	1,187
Corporate bonds and other	33	28
Total interest income	19,123	18,756

Interest expense
Savings and interest-bearing deposits	219	253
Certificates of deposit, $100 or more	375	640
Other time deposits	485	724
Borrowings	881	973
Trust preferred capital notes	188	249
Total interest expense	2,148	2,839

Net interest income	16,975	15,917
Provision for loan losses	3,180	2,725

Net interest income after provision for loan losses	13,795	13,192

Noninterest income
Gains on sales of loans	4,797	4,103
Service charges on deposit accounts	924	801
Other service charges and fees	1,504	1,368
Net gains on calls of available for sale securities	2	—
Other income	967	1,111
Total noninterest income	8,194	7,383

Noninterest expenses
Salaries and employee benefits	10,165	9,742
Occupancy expenses	1,768	1,721
Other expenses	4,192	3,594
Total noninterest expenses	16,125	15,057

Income before income taxes	5,864	5,518
Income tax expense	1,858	1,738

Net income	4,006	3,780
Effective dividends on preferred stock	—	146

Net income available to common shareholders	$4,006	$3,634

Per common share data
Net income – basic	$1.23	$1.14
Net income – assuming dilution	$1.19	$1.11
Cash dividends declared	$0.29	$0.26
Weighted average number of shares – basic	3,266,712	3,190,518
Weighted average number of shares – assuming dilution	3,371,277	3,264,975

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$4,006	$3,780
Other comprehensive income (loss), net:
Changes in defined benefit plan assets and benefit obligations, net	9	7
Unrealized gain on cash flow hedging instruments, net	30	3
Unrealized holding (losses) gains on securities, net of reclassification adjustment	(537)	125
Other comprehensive income (loss), net:	(498)	135
Comprehensive income, net	$3,508	$3,915

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2012	$—	$3,162	$5,624	$88,695	$4,716	$102,197
Comprehensive income:
Net income	—	—	—	4,006	—	4,006
Other comprehensive income (loss) , net	—	—	—	—	(498)	(498)
Stock options exercised	—	1	16	—	—	17
Share-based compensation	—	—	140	—	—	140
Cash dividends paid – common stock ($0.29 per share)	—	—	—	(948)	—	(948)
Balance March 31, 2013	$—	$3,163	$5,780	$91,753	$4,218	$104,914

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2011	$10	$3,091	$13,438	$76,167	$3,384	$96,090
Comprehensive income:
Net income	—	—	—	3,780	—	3,780
Other comprehensive income, net	—	—	—	—	135	135
Stock options exercised	—	12	247	—	—	259
Share-based compensation	—	—	120	—	—	120
Accretion of preferred stock discount	—	—	21	(21)	—	—
Common stock issued	—	2	40	—	—	42
Cash dividends paid – common stock ($0.26 per share)	—	—	—	(832)	—	(832)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(125)	—	(125)
Balance March 31, 2012	$10	$3,105	$13,866	$78,969	$3,519	$99,469

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$4,006	$3,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	562	560
Provision for loan losses	3,180	2,725
Provision for indemnifications	225	125
Provision for other real estate owned losses	150	200
Share-based compensation	140	120
Accretion of discounts and amortization of premiums on securities, net	176	191
Net realized (gain) loss on calls of securities	(2)	—
Realized (gain) losses on sales of other real estate owned	(7)	13
Proceeds from sales of loans held for sale	205,469	179,602
Origination of loans held for sale	(178,174)	(173,296)
Change in other assets and liabilities:
Accrued interest receivable	107	18
Other assets	(175)	(1,645)
Accrued interest payable	(40)	(4)
Other liabilities	(1,235)	2,470
Net cash provided by operating activities	34,382	14,859

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	7,179	7,802
Purchases of securities available for sale	(5,882)	(7,023)
Redemption of Federal Home Loan Bank stock	219	—
Net increase in customer loans	(4,162)	(11,912)
Other real estate owned improvements	—	(205)
Proceeds from sales of other real estate owned	866	944
Purchases of corporate premises and equipment, net	(1,318)	(282)
Net cash used in investing activities	(3,098)	(10,676)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	12,513	11,915
Net (decrease) increase in time deposits	(2,233)	2,223
Net increase (decrease) in borrowings	4,473	(2,746)
Proceeds from exercise of stock options	17	259
Issuance of common stock	—	42
Cash dividends	(948)	(957)
Net cash provided by financing activities	13,822	10,736

Net increase in cash and cash equivalents	45,106	14,919
Cash and cash equivalents at beginning of period	25,620	11,507
Cash and cash equivalents at end of period	$70,726	$26,426

Supplemental disclosure
Interest paid	$2,188	$2,843
Income taxes paid	508	228
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(827)	$192
Loans transferred to other real estate owned	70	102
Pension adjustment	(13)	9
Unrealized gain on cash flow hedging instrument	49	5

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2012.

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

Nature of Operations: C&F Financial Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, Citizens and Farmers Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank and its subsidiaries offer a wide range of banking and related financial services to both individuals and businesses.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or an other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments have been designated as and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Corporation’s derivative financial instruments are described more fully in Note 10.

Share-Based Compensation: Compensation expense for the first quarter of 2013 included net expense of $140,000 ($87,000 after tax) for restricted stock granted since 2008.  As of March 31, 2013, there was $1.87 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first three months of 2013 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2013	97,700	$24.69
Granted	8,600	$40.37
Cancelled	(700)	$25.54
Unvested, March 31, 2013	105,600	$25.96

Stock option activity during the three months ended March 31, 2013 and stock options outstanding at March 31, 2013 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2013	276,432	$39.14	2.30
Exercised	(432)	37.99
Options outstanding and exercisable at March 31, 2013	276,000	$39.14	2.08	$564

*	Weighted average

At the 2013 Annual Meeting of Shareholders of the Corporation held on April 16, 2013 (the Annual Meeting), the Corporation's shareholders approved the C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (the 2013 Plan), which was approved by the Corporation's Board of Directors on February 27, 2013, subject to shareholder approval. The 2013 Plan, which became effective upon shareholder approval at the Annual Meeting, replaces the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the 2004 Plan). Awards previously granted under the 2004 Plan will remain outstanding in accordance with their terms, but no new awards will be granted under the 2004 Plan following the Annual Meeting. A detailed description of the 2013 Plan is contained in, and the full text of the 2013 Plan is included as Appendix A to, the Corporation's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (SEC) on March 15, 2013 in connection with the Annual Meeting, both of which are incorporated herein by reference.

Recent Significant Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  An entity is required to apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Corporation  has included the required disclosures from ASU 2013-02 in the Corporation's financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment.  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on the Corporation's financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities.  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material effect on the Corporation's financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The adoption of ASU 2013-01 did not have a material effect on the Corporation’s consolidated financial statements.

NOTE 2: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	March 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$26,035	$5	$(118)	$25,922
Mortgage-backed securities	1,899	56	—	1,955
Obligations of states and political subdivisions	114,231	8,336	(111)	122,456
Preferred stock	27	161	—	188
	$142,192	$8,558	$(229)	$150,521

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$24,628	$24	$(3)	$24,649
Mortgage-backed securities	2,127	62	—	2,189
Obligations of states and political subdivisions	116,879	9,069	(73)	125,875
Preferred stock	27	77	—	104
	$143,661	$9,232	$(76)	$152,817

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at March 31, 2013, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2013
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,036	$31,272
Due after one year through five years	39,805	42,011
Due after five years through ten years	45,669	49,147
Due after ten years	25,655	27,903
Preferred stock	27	188
	$142,192	$150,521

Proceeds from the maturities, calls and sales of securities available for sale for the three months ended March 31, 2013 were $7.18 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $112.18 million and an aggregate fair value of $118.96 million were pledged at March 31, 2013. Securities with an aggregate amortized cost of $107.87 million and an aggregate fair value of $115.14 million were pledged at December 31, 2012.

Securities in an unrealized loss position at March 31, 2013, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$17,033	$118	$—	$—	$17,033	$118
Obligations of states and political subdivisions	5,228	106	787	5	6,015	111
Total temporarily impaired securities	$22,261	$224	$787	$5	$23,048	$229

There are 43 debt securities with fair values totaling $23.05 million considered temporarily impaired at March 31, 2013. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates.  During the first quarter of 2013, the municipal bond sector, which is included in the Corporation's obligations of states and political subdivisions category of securities, experienced falling securities prices due to the seasonal trend of tempered demand and light supply, along with an increase in Treasury rates. The vast majority of the Corporation's municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt service obligations. At March 31, 2013, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 84 percent were rated, as measured by market value, “A” or better at March 31, 2013. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2013 and no other-then-temporary impairment has been recognized.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.53 million at March 31, 2013 and $3.74 million at December 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2013 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Real estate – residential mortgage	$151,908	$149,257
Real estate – construction 1	4,173	5,062
Commercial, financial and agricultural 2	200,280	205,052
Equity lines	32,852	33,324
Consumer	5,129	5,309
Consumer finance	280,774	278,186
	675,116	676,190
Less allowance for loan losses	(33,921)	(35,907)
Loans, net	$641,195	$640,283

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $220,000 and $293,000 of demand deposit overdrafts at March 31, 2013 and December 31, 2012, respectively.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Real estate – residential mortgage	$1,964	$1,805
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	3,349	3,426
Land acquisition and development lending	—	5,234
Builder line lending	15	15
Commercial business lending	760	759
Equity lines	78	31
Consumer	188	191
Consumer finance	675	655
Total loans on nonaccrual status	$7,029	$12,116

The past due status of loans as of March 31, 2013 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,768	$530	$1,217	$3,515	$148,393	$151,908	$361
Real estate – construction:
Construction lending	—	—	—	—	3,490	3,490	—
Consumer lot lending	—	—	—	—	683	683	—
Commercial, financial and agricultural:
Commercial real estate lending	4,681	—	3,171	7,852	116,742	124,594	—
Land acquisition and development lending	—	—	—	—	28,208	28,208	—
Builder line lending	—	—	—	—	13,890	13,890	—
Commercial business lending	20	—	539	559	33,029	33,588	—
Equity lines	90	32	70	192	32,660	32,852	—
Consumer	17	—	189	206	4,923	5,129	1
Consumer finance	5,975	1,175	675	7,825	272,949	280,774	—
Total	$12,551	$1,737	$5,861	$20,149	$654,967	$675,116	$362

For the purposes of the above table, “Current” includes loans that are 1-29 days past due. In addition, the above table includes nonaccrual loans that are current of $1.1 million, 30-59 days past due of $183,000, 60-89 days past due of $199,000 and 90+ days past due of $5.5 million.

The past due status of loans as of December 31, 2012 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,402	$456	$641	$2,499	$146,758	$149,257	$—
Real estate – construction:
Construction lending	—	—	—	—	3,157	3,157	—
Consumer lot lending	—	—	—	—	1,905	1,905	—
Commercial, financial and agricultural:
Commercial real estate lending	7,650	496	324	8,470	111,177	119,647	—
Land acquisition and development lending	—	—	5,234	5,234	28,903	34,137	—
Builder line lending	—	—	—	—	15,948	15,948	—
Commercial business lending	794	—	40	834	34,486	35,320	—
Equity lines	270	—	22	292	33,032	33,324	—
Consumer	69	—	191	260	5,049	5,309	—
Consumer finance	10,111	2,052	655	12,818	265,368	278,186	—
Total	$20,296	$3,004	$7,107	$30,407	$645,783	$676,190	$—

For the purposes of the above table, “Current” includes loans that are 1-29 days past due. In addition, the above table includes nonaccrual loans that are current of $1.2 million, 30-59 days past due of $3.4 million, 60-89 days past due of $421,000 and 90+ days past due of $7.1 million.

Impaired loans, which consist solely of troubled debt restructurings (TDRs), and the related allowance at March 31, 2013 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$1,844	$2,066	$401	$2,022	$28
Commercial, financial and agricultural:
Commercial real estate lending	3,967	4,259	582	4,074	68
Commercial business lending	807	811	92	810	2
Consumer	323	323	48	323	3
Total	$6,941	$7,459	$1,123	$7,229	$101

Impaired loans, which consist solely of TDRs, and the related allowance at December 31, 2012 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition and development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

Loan modifications that were classified as TDRs during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Commercial real estate lending – interest rate concession	1	$6	—	$—
Consumer – interest reduction	—	—	1	108
Total	1	$6	1	$108

TDR payment defaults during three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate lending	1	$3	—	$—

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2013.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2012	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Provision charged to operations	332	(79)	67	(12)	122	2,750	3,180
Loans charged off	(473)	—	(2,134)	(37)	(184)	(3,393)	(6,221)
Recoveries of loans previously charged off	79	—	8	27	47	894	1,055
Balance at March 31, 2013	$2,296	$345	$7,765	$863	$268	$22,384	$33,921

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2012.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2011	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Provision charged to operations	386	(13)	335	126	(9)	1,900	2,725
Loans charged off	(122)	—	—	(121)	(90)	(2,200)	(2,533)
Recoveries of loans previously charged off	10	—	35	—	49	794	888
Balance at March 31, 2012	$2,653	$467	$10,410	$917	$269	$20,041	$34,757

The following table presents, as of March 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at March 31, 2013	$2,296	$345	$7,765	$863	$268	$22,384	$33,921
Ending balance: individually evaluated for impairment	$401	$—	$674	$—	$48	$—	$1,123
Ending balance: collectively evaluated for impairment	$1,895	$345	$7,091	$863	$220	$22,384	$32,798
Loans:
Balance March 31, 2013	$151,908	$4,173	$200,280	$32,852	$5,129	$280,774	$675,116
Ending balance: individually evaluated for impairment	$1,844	$—	$4,774	$—	$323	$—	$6,941
Ending balance: collectively evaluated for impairment	$150,064	$4,173	$195,506	$32,852	$4,806	$280,774	$668,175

The following table presents, as of December 31, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2012	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Ending balance: individually evaluated for impairment	$433	$—	$3,319	$—	$49	$—	$3,801
Ending balance: collectively evaluated for impairment	$1,925	$424	$6,505	$885	$234	$22,133	$32,106
Loans:
Balance at December 31, 2012	$149,257	$5,062	$205,052	$33,324	$5,309	$278,186	$676,190
Ending balance: individually evaluated for impairment	$2,230	$—	$13,938	$—	$324	$—	$16,492
Ending balance: collectively evaluated for impairment	$147,027	$5,062	$191,114	$33,324	$4,985	$278,186	$659,698

Loans by credit quality indicators as of March 31, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$146,665	$871	$2,408	$1,964	$151,908
Real estate – construction:
Construction lending	561	—	2,929	—	3,490
Consumer lot lending	683	—	—	—	683
Commercial, financial and agricultural:
Commercial real estate lending	111,453	1,586	8,206	3,349	124,594
Land acquisition and development lending	18,851	1,765	7,592	—	28,208
Builder line lending	11,563	1,774	538	15	13,890
Commercial business lending	30,460	228	2,140	760	33,588
Equity lines	30,759	1,248	767	78	32,852
Consumer	4,570	3	368	188	5,129
	$355,565	$7,475	$24,948	$6,354	$394,342

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$280,099	$675	$280,774

1	At March 31, 2013, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction:
Construction lending	228	—	2,929	—	3,157
Consumer lot lending	1,905	—	—	—	1,905
Commercial, financial and agricultural:
Commercial real estate lending	102,472	2,776	10,973	3,426	119,647
Land acquisition and development lending	19,422	1,789	7,692	5,234	34,137
Builder line lending	13,469	1,926	538	15	15,948
Commercial business lending	32,330	187	2,044	759	35,320
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$277,531	$655	$278,186

1	At December 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 5: Stockholders’ Equity and Earnings Per Common Share

Stockholders’ Equity - Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets of $2.24 million and $1.86 million as of March 31, 2013 and 2012, respectively.

(Dollars in thousands)	March 31,
	2013	2012
Net unrealized gains on securities	$5,414	$4,721
Net unrecognized loss on cash flow hedges	(283)	(311)
Net unrecognized losses on defined benefit pension plan	(913)	(891)
Total cumulative other comprehensive income	$4,218	$3,519

The following tables present the changes in accumulated other comprehensive income, by category, net of tax.

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance December 31, 2012	$(313)	$5,951	$(922)	$4,716
Net change for the three months ended March 31, 2013	30	(537)	9	(498)
Balance at March 31, 2013	$(283)	$5,414	$(913)	$4,218

(Dollars in thousands)	Unrealized Loss on Cash Flow Hedging Instruments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plan Assets and Benefit Obligations	Total
Balance December 31, 2011	$(314)	$4,596	$(898)	$3,384
Net change for the three months ended March 31, 2012	3	125	7	135
Balance at March 31, 2012	$(311)	$4,721	$(891)	$3,519

The following tables present the change in each component of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31, 2013 and 2012.

(Dollars in thousands)	Three Months Ended March 31, 2013
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss1	$30	$10	$20
Amortization of prior service costs1	(17)	(6)	(11)
Defined benefit pension plan assets and benefit obligations, net1	13	4	9
Unrealized gain on cash flow hedging instruments	49	19	30
Unrealized holding losses on securities	(827)	(290)	(537)
Total increase in other comprehensive (loss)	$(765)	$(267)	$(498)

1  These items are included in the computation of net periodic benefit cost. See Note 6, Employee Benefit Plans, for additional information.

(Dollars in thousands)	Three Months Ended March 31, 2012
	Pre-Tax	Tax Expense (Benefit)	Net-of-Tax
Defined benefit pension plan:
Net loss	$26	$8	$18
Amortization of prior service costs	(17)	(6)	(11)
Defined benefit pension plan assets and benefit obligations, net	9	2	7
Unrealized loss on cash flow hedging instruments	5	2	3
Unrealized holding gains on securities	193	68	125
Total increase in other comprehensive income	$207	$72	$135

The Corporation had $2,000 and $0 of net gains from securities reclassified from other comprehensive income to earnings for the three months ended March 31, 2013 and 2012.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Net income	$4,006	$3,780
Accumulated dividends on Series A Preferred Stock	—	(125)
Accretion of Series A Preferred Stock discount	—	(21)
Net income available to common shareholders	$4,006	$3,634
Weighted average number of common shares used in earnings per common share – basic	3,266,712	3,190,518
Effect of dilutive securities:
Stock option awards and Warrant	104,565	74,457
Weighted average number of common shares used in earnings per common share – assuming dilution	3,371,277	3,264,975

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant (defined below) are determined using the treasury stock method. Approximately 69,000 and 277,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended March 31, 2013 and 2012, respectively, because they were anti-dilutive.

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

NOTE 6: Employee Benefit Plan

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Service cost	$194	$159
Interest cost	107	99
Expected return on plan assets	(187)	(158)
Amortization of net obligation at transition	—	—
Amortization of prior service cost	(17)	(17)
Amortization of net loss	30	26
Net periodic benefit cost	$127	$109

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value option elections as of March 31, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the future composition of the portfolio. At March 31, 2013 and December 31, 2012, the Corporation's entire investment securities portfolio was valued using Level 2 fair value measurements. The Corporation has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio. The vendor's sources for security valuation are Standard & Poor's Securities Evaluations Inc. ("SPSE") and Thomson Reuters Pricing Service (“TRPS”).  Both sources provide opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  SPSE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Securities in the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (“TBA”) price. TBA prices are obtained from market makers and live trading systems.

Derivative payable. The Corporation’s derivative financial instruments have been designated as and qualify as cash flow hedges. The fair value of derivatives is determined using the discounted cash flow method.

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	March 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$25,922	$—	$25,922
Mortgage-backed securities	—	1,955	—	1,955
Obligations of states and political subdivisions	—	122,456	—	122,456
Preferred stock	—	188	—	188
Total securities available for sale	$—	$150,521	$—	$150,521
Liabilities:
Derivative payable	$—	$464	$—	$464

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$24,649	$—	$24,649
Mortgage-backed securities	—	2,189	—	2,189
Obligations of states and political subdivisions	—	125,875	—	125,875
Preferred stock	—	104	—	104
Total securities available for sale	$—	$152,817	$—	$152,817
Liabilities:
Derivative payable	$—	$513	$—	$513

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

Other real estate owned. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at  fair value less costs to sell at the date of foreclosure. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions. As such, we record OREO as nonrecurring Level 3.

 The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	March 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,617	$2,617
Other real estate owned net	—	—	5,297	5,297

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$9,074	$9,074
Other real estate owned net	—	—	6,236	6,236

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of March 31, 2013:

	Fair Value Measurements at March 31, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$2,617	Appraisals	Discount to reflect current market conditions and estimated selling costs	5%	-	40%
Other real estate owned, net	5,297	Appraisals	Discount to reflect current market conditions and estimated selling costs	0%	-	70%

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of March 31, 2013 and December 31, 2012.

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

Loan totals, as listed in the table below, include impaired loans. For valuation techniques used in relation to impaired loans, see the Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis section in this Note 7.

Loans held for sale, net. Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on purchase prices agreed to by third party investors, which are obtained simultaneously with the rate lock commitments made to individual borrowers. The Corporation records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2013.

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

		Fair Value Measurements at March 31, 2013 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$70,726	$70,726	$—	$—	$70,726
Securities available for sale	150,521		150,521		150,521
Loans, net	641,195	—	—	653,499	653,499
Loans held for sale, net	45,432	—	46,508	—	46,508
Accrued interest receivable	5,566	5,566	—	—	5,566
Financial liabilities:
Demand deposits	$412,088	$412,088	$—	$—	$412,088
Time deposits	284,376	—	288,364	—	288,364
Borrowings	167,219	—	162,068	—	162,068
Derivative payable	464	—	464	—	464
Accrued interest payable	797	797	—	—	797

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$25,620	$25,620	$—	$—	$25,620
Securities available for sale	152,817		152,817		152,817
Loans, net	640,283	—	—	651,133	651,133
Loans held for sale, net	72,727	—	74,964	—	74,964
Accrued interest receivable	5,673	5,673	—	—	5,673
Financial liabilities:
Demand deposits	$399,575	$399,575	$—	$—	$399,575
Time deposits	286,609	—	290,483	—	290,483
Borrowings	162,746	—	158,027	—	158,027
Derivative payable	513		513		513
Accrued interest payable	837	837	—	—	837

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

	Three Months Ended March 31, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$7,816	$427	$12,172	$—	$(1,292)	$19,123
Gains on sales of loans	—	4,797	—	—	—	4,797
Other noninterest income	1,711	1,078	298	310	—	3,397
Total operating income	9,527	6,302	12,470	310	(1,292)	27,317

Expenses:
Interest expense	1,544	92	1,616	188	(1,292)	2,148
Provision for loan losses	400	30	2,750	—	—	3,180
Salaries and employee benefits	4,142	3,841	1,990	192	—	10,165
Other noninterest expenses	3,025	1,429	1,114	392	—	5,960
Total operating expenses	9,111	5,392	7,470	772	(1,292)	21,453
Income (loss) before income taxes	416	910	5,000	(462)	—	5,864
Provision for (benefit from) income taxes	(280)	364	1,950	(176)	—	1,858
Net income (loss)	$696	$546	$3,050	$(286)	$—	$4,006
Total assets	$830,597	$59,674	$282,991	$3,493	$(183,378)	$993,377
Capital expenditures	$1,205	$101	$19	$2	$—	$1,327

	Three Months Ended March 31, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,066	$574	$11,340	$—	$(1,224)	$18,756
Gains on sales of loans	—	4,103	—	—	—	4,103
Other noninterest income	1,566	1,115	260	337	2	3,280
Total operating income	9,632	5,792	11,600	337	(1,222)	26,139
Expenses:
Interest expense	2,158	106	1,550	249	(1,224)	2,839
Provision for loan losses	750	75	1,900	—	—	2,725
Salaries and employee benefits	4,006	3,582	1,876	278	—	9,742
Other noninterest expenses	2,909	1,332	923	151	—	5,315
Total operating expenses	9,823	5,095	6,249	678	(1,224)	20,621
Income (loss) before income taxes	(191)	697	5,351	(341)	2	5,518
Provision for (benefit from) income taxes	(498)	279	2,087	(130)	—	1,738
Net income (loss)	$307	$418	$3,264	$(211)	$2	$3,780
Total assets	$786,829	$75,864	$254,913	$3,077	$(175,212)	$945,471
Capital expenditures	$173	$51	$58	$—	$—	$282

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

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Allowance, beginning of period	$2,092	$1,702
Provision for indemnification losses	225	125
Payments	(235)	—
Allowance, end of period	$2,082	$1,827

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

The cash flow hedges total notional amount is $10.00 million. At March 31, 2013, the cash flow hedges had a fair value of ($464,000), which is recorded in other liabilities. The cash flow hedges were fully effective at March 31, 2013 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Loan and OREO expenses	$222	$349
Data processing fees	666	496
Telecommunication expenses	288	284
Professional fees	541	456
All other noninterest expenses	2,475	2,009
Total Other Noninterest Expenses	$4,192	$3,594

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs and expected future charge-off activity, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields including continuation of the current low interest rate environment, competitive trends in the Corporation's businesses and markets, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve including quantitative easing programs, capital requirements, growth strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates
•	general business conditions, as well as conditions within the financial markets
•	general economic conditions, including unemployment levels
•
the legislative/regulatory climate, including the Dodd-Frank Act and regulations promulgated thereunder, the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB and rules promulgated under the Basel III framework

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

There can be no assurance that the actions taken by the federal government and regulatory agencies will alleviate the industry or economic factors that may adversely affect the Corporation’s business and financial performance. Further, many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall effect on the Corporation’s business and financial performance.

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions.

Goodwill: All of the Corporation's goodwill was recognized in connection with the Bank's acquisition of C&F Finance Company in September 2002. With the adoption of Accounting Standards Update 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, we determine that it is more likely than not that the fair value of C&F Finance Company is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Corporation’s goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. As part of any impairment test, we will perform a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

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

For further information concerning accounting policies, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Financial Performance Measures

Net income for the Corporation was $4.0 million for the three months ended March 31, 2013, compared with $3.8 million for the three months ended March 31, 2012. Net income available to common shareholders was $4.0 million, or $1.19 per common share assuming dilution, for the three months ended March 31, 2013, compared with $3.6 million, or $1.11 per common share assuming dilution, for the three months ended March 31, 2012. The difference between reported net income and net income available to common shareholders for 2012 is a result of the Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the CPP. The Corporation’s earnings for the first quarter of 2013 were attributable to profitability at all three of its principal business segments. The Consumer Finance segment continued to benefit from (1) sustained loan growth and (2) the low funding costs on its variable-rate borrowings. The Mortgage Banking segment benefited from higher gains on loans sold and ancillary loan production fees as a result of higher loan production and correspondingly higher sales volume. The Retail Banking segment benefited from the effects of (1) the continued low interest rate environment on the cost of deposits, (2) lower provisions for loan losses and (3) increased overdraft  protection fees.

The Corporation’s ROE and ROA were 15.46 percent and 1.64 percent, respectively, on an annualized basis for the three months ended March 31, 2013, compared to 16.73 percent and 1.60 percent for the three months ended March 31, 2012. The decline in ROE during the first quarter of 2013, compared to the first quarter of 2012, was attributable to capital growth resulting from record earnings for 2012, which outpaced the increase in net income for the same periods.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: C&F Bank's net income was $696,000 for the first quarter of 2013, compared to net income of $307,000 for the first quarter of 2012. The improvement in quarterly financial results for 2013 resulted from the effects of the continued low interest rate environment on the cost of deposits , lower loan loss provision expense, increased overdraft protection fees and lower foreclosed properties expenses due to the disposition of foreclosed properties. Partially offsetting these positive factors were the negative effects of the following: (1) a decrease in average loans to nonaffiliates to $393.7 million for the first quarter of 2013 from $400.7 million for the first quarter of 2012 resulting from weak loan demand in the current economic environment and intensified competition for loans in our markets and (2) higher data processing expenses related to expanding the banking services offered to customers and improving operational efficiency.

The Bank’s nonperforming assets were $11.7 million at March 31, 2013, compared to $17.7 million at December 31, 2012. Nonperforming assets at March 31, 2013 included $6.4 million in nonaccrual loans and $5.3 million in foreclosed properties, compared to $11.5 million in nonaccrual loans and $6.2 million in foreclosed properties at December 31, 2012. The decrease in nonaccrual loans was primarily the result of the sale of notes totaling $10.9 million relating to one commercial relationship, $5.2 million of which was on nonaccrual status at December 31, 2012. This note sale resulted in a $2.1 million charge-off, which had previously been provided for in the allowance for loan losses. As a result of this charge-off, the Bank's allowance for loan losses as a percentage of average loans declined to 2.84 percent at March 31, 2013 from 3.38 percent at December 31, 2012. Management believes it has provided adequate loan loss reserves for the Retail Banking segment’s nonaccrual loans.

 Mortgage Banking: C&F Mortgage Corporation's net income was $546,000 for the first quarter of 2013, compared to $418,000 for the first quarter of 2012.  The improvement in quarterly financial results for 2013 resulted from higher gains on sales of loans and ancillary loan production fees. Loan sales volume increased to $205.5 million for the first quarter of 2013, compared to $179.6 million for the first quarter of 2012. Loan origination volume increased to $178.2 million in the first quarter of 2013, compared to $173.3 million in the first quarter of 2012.  The increase in loan originations is a result of the continued low interest rate environment that has led to increased mortgage borrowing and refinancing activity.  During the first quarter of 2013, the amounts of loan originations for refinancings and new and resale home purchases were $82.0 million and $96.2 million, respectively, compared to $79.7 million and $93.6 million, respectively, during the first quarter of 2012.   In connection with the higher originations and net income in the first quarter of 2013, the mortgage banking segment incurred higher production-based and income-based expenses. Higher non-production personnel costs have also been incurred in order to manage the increasingly complex regulatory environment in which the mortgage banking segment operates.

Consumer Finance: C&F Finance Company's net income was $3.1 million for the first quarter of 2013, compared to net income of $3.3 million for the first quarter of 2012.  Average loans outstanding during the first quarter of 2013 increased $31.8 million, or 12.79 percent, compared to the first quarter of 2012. Additionally, the consumer finance segment continued to benefit from the low funding costs related to its variable-rate borrowings. Offsetting these items were (1) increases in net charge-offs as a result of economic conditions and lower resale prices of repossessed automobiles, which resulted in an $850,000 increase in the provision for loan losses during the first quarter of 2013, (2) a decline in average loan yields in response to loan pricing strategies used by competitors to grow market share in automobile financing and (3) an increase in personnel expenses incurred to support loan growth and segment expansion into new markets.

Annualized net charge-offs as a percentage of average loans outstanding increased to 3.57 percent for the first quarter of 2013, compared to 2.76 percent for the year ended December 31, 2012. The allowance for loan losses as a percentage of consumer finance loans was 7.97 percent as of March 31, 2013, compared to 7.96 percent as of December 31, 2012. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the Consumer Finance segment’s loan portfolio.

Other and Eliminations: The net loss for the first quarter of 2013 for this combined segment was $286,000, compared to a net loss of $209,000 for the first quarter of 2012. Revenue and expense of this combined segment include the results of operations of our investment, insurance and title subsidiaries, interest expense associated with the Corporation’s trust preferred capital notes, other general corporate expenses and the effects of intercompany eliminations.

Capital Management. Total shareholders' equity was $104.9 million at March 31, 2013, compared to $102.2 million at December 31, 2012. Capital growth resulted from earnings for the first quarter of  2013, offset in part by dividends declared and a decline in unrealized holding gains on securities available for sale, which are a component of accumulated other comprehensive income. The Corporation declared cash dividends of 29 cents per common share during the first quarter of 2013, which was an 11.5 percent increase over the 26 cents per common share declared for the first quarter of 2012. The dividend payout ratio was a 23.6 percent of net income available to common shareholders for the first quarter of 2013.

 RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2013 and 2012. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$32,545	$140	1.72%	$21,365	$86	1.61%
Tax-exempt	115,379	1,730	6.00	118,595	1,798	6.06
Total securities	147,924	1,870	5.06	139,960	1,884	5.38
Loans, net	729,444	17,829	9.91	711,451	17,490	9.86
Interest-bearing deposits in other banks and Federal funds sold	41,032	23	0.23	15,383	8	0.21
Total earning assets	918,400	19,722	8.71	866,794	19,382	8.94
Allowance for loan losses	(35,796)			(34,116)
Total non-earning assets	95,617			93,045
Total assets	$978,221			$925,723
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$133,210	$126	0.38%	$112,868	$142	0.50%
Money market deposit accounts	112,640	83	0.30	86,512	100	0.46
Savings accounts	48,563	10	0.08	44,057	11	0.09
Certificates of deposit, $100 or more	126,444	375	1.20	139,219	640	1.85
Other certificates of deposit	159,485	485	1.23	168,516	724	1.72
Total time and savings deposits	580,342	1,079	0.75	551,172	1,617	1.17
Borrowings	163,985	1,069	2.61	159,017	1,222	3.07
Total interest-bearing liabilities	744,327	2,148	1.15	710,189	2,839	1.60
Demand deposits	104,837			94,394
Other liabilities	25,415			22,627
Total liabilities	874,579			827,210
Shareholders’ equity	103,642			98,513
Total liabilities and shareholders’ equity	$978,221			$925,723
Net interest income		$17,574			$16,543
Interest rate spread			7.56%			7.34%
Interest expense to average earning assets (annualized)			0.94%			1.31%
Net interest margin (annualized)			7.75%			7.63%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended March 31, 2013 from 2012
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$25	$314	$339
Securities:
Taxable	6	48	54
Tax-exempt	(20)	(48)	(68)
Interest-bearing deposits in other banks and Federal funds sold	1	14	15
Total interest income	12	328	340

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(127)	111	(16)
Money market deposit accounts	(141)	124	(17)
Savings accounts	(6)	5	(1)
Certificates of deposit, $100 or more	(210)	(55)	(265)
Other certificates of deposit	(201)	(38)	(239)
Total time and savings deposits	(685)	147	(538)
Borrowings (including Trust preferred capital notes)	(379)	226	(153)
Total interest expense	(1,064)	373	(691)
Change in net interest income	$1,076	$(45)	$1,031

Net interest income on a taxable-equivalent basis was $17.6 million for the first quarter of 2013, compared to $16.5 million for the first quarter of 2012. The higher net interest income during the first quarter of 2013, as compared to the same period of 2012, resulted from a 12 basis point increase in net interest margin to 7.75 percent, coupled with a 5.9 percent increase in average earning assets. The increase in net interest margin was principally a result of growth in the Consumer Finance segment's loan portfolio (which generates higher yields than the Retail Banking and Mortgage Banking segments' loan portfolios) and decreases in the rates paid by the Retail Banking segment on interest-bearing demand ("NOW") and market market accounts and time deposits. The decreases in rates paid on deposits were primarily a result of the sustained low interest rate environment and the repricing of higher rate certificates of deposit as they matured to lower rates. In addition, the mix in interest-bearing deposits has shifted to non-term deposit accounts, including demand deposits and money market accounts. These factors contributing to improvement in the net interest margin were partially offset by lower yields (1) on average loans held for sale at the Mortgage Banking segment, which typically are lower yielding than loans held for investment, (2) on average loans at the Consumer Finance segment, which have been negatively affected by increasing competition, in part leading to reductions on rates for certain newly-originated consumer finance loans and (3) on securities as a result of calls and maturities of higher-yielding securities and purchases of municipal securities with lower yields in the current low interest rate environment. In addition, deposit growth, in conjunction with a decline in the Retail Banking segment's loans to nonaffiliates, has resulted in an increase in liquidity in the form of low-yielding overnight funds during the first quarter of 2013.

Average loans, which includes both loans held for investment and loans held for sale, increased to $729.4 million for the first quarter of 2013 from $711.5 million for the first quarter of 2012. In total, average loans to nonaffiliates held for investment increased $24.8 million during the first quarter of 2013, compared to the same period of 2012. The Consumer Finance segment's average loan portfolio increased $31.8 million as a result of robust demand in existing and new markets during 2012. The increase in average loans at the Consumer Finance segment was offset in part by a $7.0 million decrease in the Retail Banking segment's portfolio of average loans held for investment, where loan production has been negatively affected by weak demand for new loans in the current economic environment and intensified competition for loans in our markets. The Mortgage Banking segment's average portfolio of loans held for sale decreased $6.8 million during the first quarter of 2013, compared to the same period of 2012. While the demand for mortgage borrowing and refinancing activity during the first quarter of 2013 resulted in an increase in loan originations to $178.2 million for the first quarter of 2013 from $173.3 million for the first quarter of 2012, the mortgage banking segment's average balance of loans held for sale fluctuates depending on the period of time between mortgage loan origination and sale to a third-party investor.

The overall yield on average loans increased 5 basis points to 9.91 percent for the first quarter of 2013, compared to the first quarter of 2012, principally as a result of the lower level of the Mortgage Banking segment's loans held for sale and the higher level of the Consumer Finance segment's loans as a percentage of total loans, which were offset in part by the slight decline in yield on the Consumer Finance segment's loan portfolio.

Average securities available for sale increased $8.0 million for the first quarter of 2013, compared to the same period of 2012. The average balance of shorter-term securities of U.S government agencies and corporations increased $11.2 million in order to support municipal deposit collateral requirements, while the average balance of municipal securities declined $3.2 million due to the effect of the lower interest rate environment on call activity, coupled with limited availability of reinvestment opportunities in these longer-term investments. The lower yield on the available-for-sale securities portfolio during the first quarter of 2013 resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding securities in the current low interest rate environment, as well as purchases of shorter-term securities with lower yields.

Average interest-bearing deposits in other banks and Federal funds sold increased $25.6 million during the first quarter of 2013, compared to the first quarter of 2012, as a result of deposit growth and lower loan funding needs of the Retail Banking and Mortgage Banking segments. The average yield on these overnight funds increased only 2 basis points during the first quarter of 2013, compared to the same period of 2012, as a result of the continuing low interest rate environment.

Average interest-bearing time and savings deposits increased $29.2 million during the first quarter of 2013, compared to the first quarter of 2012. The increase in interest-bearing deposits consisted of a $51.0 million increase in NOW, money market and savings deposit accounts, which was offset in part by a $21.8 million decline in time deposits. This shift to non-term deposit accounts provides depositors greater flexibility for funds management and investing decisions in this low interest rate environment. The average cost of deposits declined 42 basis points during the first quarter of 2013, compared to the same period of 2012. This decrease resulted from (1) the repricing of time deposits that matured throughout 2012 and into 2013 to lower interest rates, (2) a decline in interest rates paid on NOW, money market deposit and savings accounts in the sustained low interest rate environment and (3) a higher concentration of savings and money market deposits, which pay lower interest rates.

Average borrowings increased $5.0 million during the first quarter of 2013, compared to the first quarter of 2012. This increase occurred in retail overnight repurchase agreements with commercial depositors. The average cost of borrowings declined 46 basis points during the first quarter of 2013, compared to the same period of 2012, because of the maturity of $10.0 million of FHLB advances during the third quarter of 2012, which were replaced by advances carrying lower interest rates. In addition, $5.0 million of trust preferred capital notes issued in 2007 converted to a variable rate from a higher fixed rate.

Based on actions and announcements by the Federal Reserve during the first quarter of 2013, the Corporation anticipates that interest rates will remain low in the short-term, which will most likely preserve the low rate environment that has been favorable throughout 2012 and into 2013 to the Mortgage Banking segment's operations and to C&F Bank's and C&F Finance's cost of funds. The low interest rate environment has caused declines in interest expense, which the Corporation expects to have less of an effect on net interest margin in 2013 than in 2012. It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities, which are approaching their interest rate floors. With the expectation that short-term interest rates will not change significantly and the current low rate environment will continue, the net interest margin at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that these competitors may use to grow market share in automobile financing. This may result result in lower yields as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended March 31, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,797	$—	$—	$4,797
Service charges on deposit accounts	924	—	—	—	924
Other service charges and fees	644	815	2	43	1,504
Gains on calls of available for sale securities	2	—	—	—	2
Other income	141	263	296	267	967
Total noninterest income	$1,711	$5,875	$298	$310	$8,194

(Dollars in thousands)	Three Months Ended March 31, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,103	$—	$—	$4,103
Service charges on deposit accounts	801	—	—	—	801
Other service charges and fees	569	760	4	35	1,368
Gains on calls of available for sale securities	—	—	—	—	—
Other income	196	355	256	304	1,111
Total noninterest income	$1,566	$5,218	$260	$339	$7,383

Total noninterest income increased $811,000, or11.0 percent, in the first quarter of 2013, compared to the first quarter of 2012. This increase resulted from higher gains on sales of loans and ancillary loan production fees at the Mortgage Banking segment due to the increase in loan originations and sales, coupled with higher activity-based debit card interchange fees and overdraft fee income at the Retail Banking segment.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended March 31, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$4,142	$3,841	$1,990	$192	$10,165
Occupancy expenses	1,086	479	202	1	1,768
Other expenses:
OREO expenses	202	—	—	—	202
Provision for indemnification losses	—	225	—	—	225
Other expenses	1,737	725	912	391	3,765
Total other expenses	1,939	950	912	391	4,192
Total noninterest expenses	$7,167	$5,270	$3,104	$584	$16,125

(Dollars in thousands)	Three Months Ended March 31, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$4,006	$3,582	$1,876	$278	$9,742
Occupancy expenses	1,032	476	205	8	1,721
Other expenses:
OREO expenses	242	—	—	—	242
Provision for indemnification losses	—	125	—	—	125
Other expenses	1,635	731	718	143	3,227
Total other expenses	1,877	856	718	143	3,594
Total noninterest expenses	$6,915	$4,914	$2,799	$429	$15,057

Total noninterest expenses increased $1.1 million, or 7.1 percent, in the first quarter of 2013, compared to the first quarter of 2012. This increase resulted primarily from higher personnel costs at (1) the Retail Banking segment due to increased staffing in the branch network to support customer service initiatives, (2) the Mortgage Banking segment due to higher production-based and income-based expenses, as well as higher non-production compensation in order to manage the increasingly complex regulatory environment in which the Mortgage Banking segment operates and (3) the Consumer Finance segment due to an increase in the number of personnel to support expansion into new markets and loan growth. In addition, during the first quarter of 2013, the Retail Banking segment recognized higher activity-based expense related to increased debit card activity; the Mortgage Banking segment recognized a higher provision for indemnification losses in connection with loans sold to investors, and; the Finance Company recognized higher volume-related expenses associated with loan underwriting and collection activities. These increases were partially offset by lower OREO expenses at the Retail Banking segment.

Income Taxes

Income tax expense for the first quarter of 2013 totaled $1.9 million, resulting in an effective tax rate of 31.7 percent, compared to $1.7 million and 31.5 percent for the first quarter of 2012.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Allowance, beginning of period	$35,907	$33,677
Provision for loan losses:
Retail Banking segment	400	750
Mortgage Banking segment	30	75
Consumer Finance segment	2,750	1,900
Total provision for loan losses	3,180	2,725
Loans charged off:
Real estate—residential mortgage	473	122
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	2,134	—
Equity lines	37	121
Consumer	184	90
Consumer finance	3,393	2,200
Total loans charged off	6,221	2,533
Recoveries of loans previously charged off:
Real estate—residential mortgage	79	10
Real estate—construction 1	—	—
Commercial, financial and agricultural 2	8	35
Equity lines	27	—
Consumer	47	49
Consumer finance	894	794
Total recoveries	1,055	888
Net loans charged off	5,166	1,645
Allowance, end of period	$33,921	$34,757
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	2.69%	0.24%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.57%	2.26%

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For the first quarter of 2013, the annualized net charge-off ratio for the combined Retail Banking and Mortgage Banking segments includes a $2.1 million charge-off for a single commercial lending relationship. As of March 31, 2013, the Corporation does not anticipate incurring similar charge-offs of large lending relationships during the remainder of 2013.

Table 6 discloses the allocation of the allowance for loan losses at March 31, 2013 and December 31, 2012.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	March 31, 2013	December 31, 2012
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,296	$2,358
Real estate—construction 1	345	424
Commercial, financial and agricultural 2	7,765	9,824
Equity lines	863	885
Consumer	268	283
Consumer finance	22,384	22,133
Balance	$33,921	$35,907

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•
Special mention loans have a specific, identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis.  The borrower’s recent payment history is characterized by late payments.  The Corporation’s risk exposure is mitigated by collateral supporting the loan.  The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

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

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate—residential mortgage	$146,665	$871	$2,408	$1,964	$151,908
Real estate—construction 2	1,244	—	2,929	—	4,173
Commercial, financial and agricultural 3	172,327	5,353	18,476	4,124	200,280
Equity lines	30,759	1,248	767	78	32,852
Consumer	4,570	3	368	188	5,129
	$355,565	$7,475	$24,948	$6,354	$394,342

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$280,099	$675	$280,774

1	At March 31, 2013, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total1
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction 2	2,133	—	2,929	—	5,062
Commercial, financial and agricultural 3	167,693	6,678	21,247	9,434	205,052
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$277,531	$655	$278,186

1	At December 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses decreased $2.2 million since December 31, 2012, and the provision for loan losses at these combined segments decreased $395,000 during the first quarter of 2013, compared to the same period of 2012. The allowance for loan losses to total loans for these combined segments declined to 2.93 percent at March 31, 2013, compared to 3.46 percent at December 31, 2012. Substandard nonaccrual loans decreased to $6.4 million at March 31, 2013 from $11.5 million at December 31, 2012. The decline in these balances and the allowance ratio occurred primarily as a result of the sale of notes totaling $10.9 million relating to one commercial relationship, $5.2 million of which was a troubled debt restructuring on nonaccrual status at December 31, 2012. This note sale resulted in a $2.1 million charge-off. Loss reserves that had previously been recorded for this relationship were adequate to cover the associated charge-off. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $22.4 million at March 31, 2013 from $22.1 million at December 31, 2012, and its provision for loan losses increased $850,000 during the first quarter of 2013, compared to the same period of 2012. The allowance for loan losses as a percentage of loans at March 31, 2013 was 7.97 percent, compared with 7.96 percent at December 31, 2012. The increase in the provision for loan losses during the first quarter of 2013 was primarily attributable to higher net charge-offs, which resulted from current economic conditions and lower resale prices of repossessed automobiles. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at March 31, 2013 and December 31, 2012.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking Segments
(Dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans* - Retail Banking	$6,354	$11,461
Nonaccrual loans - Mortgage Banking	—	—
OREO** - Retail Banking	5,297	6,236
OREO** - Mortgage Banking	—	—
Total nonperforming assets	$11,651	$17,697
Accruing loans past due for 90 days or more	$362	$—
Troubled debt restructurings	$6,941	$16,492
Total loans	$394,242	$398,004
Allowance for loan losses	$11,537	$13,774
Nonperforming assets to total loans and OREO*	2.92%	4.38%
Allowance for loan losses to total loans	2.93	3.46
Allowance for loan losses to nonaccrual loans	181.57	120.18

*	Nonaccrual loans include nonaccrual TDRs of $4.66 million at March 31, 2013 and $9.80 million at December 31, 2012.
**	OREO is recorded at its estimated fair value less cost to sell.

 Consumer Finance Segment
(Dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans	$675	$655
Accruing loans past due for 90 days or more	$—	$—
Total loans	$280,774	$278,186
Allowance for loan losses	$22,384	$22,133
Nonaccrual consumer finance loans to total consumer finance loans	0.24%	0.24%
Allowance for loan losses to total consumer finance loans	7.97	7.96

Nonperforming assets of the combined Retail Banking and Mortgage Banking segments totaled $11.7 million at March 31, 2013, compared to $17.7 million at December 31, 2012. Nonperforming assets at March 31, 2013 included $6.4 million of nonaccrual loans at the Retail Banking segment, compared to $11.5 million at December 31, 2012, and $5.3 million of foreclosed, or OREO, properties, compared to $6.2 million at December 31, 2012. The decrease in nonaccrual loans since December 31, 2012 was attributable to the sale of notes relating to one commercial relationship, $5.2 million of which was on nonaccrual status at December 31, 2012. This note sale resulted in a $2.1 million charge-off which reduced the combined Retail Banking and Mortgage Banking segments' ratio of the allowance for loan losses to total loans to 2.93 percent at March 31, 2013 from 3.46 percent at December 31, 2012. Despite the decline in this ratio, the ratio of the allowance for loan losses to nonaccrual loans increased to 181.57 percent at March 31, 2013 from 120.18 percent at December 31, 2012. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. OREO properties at March 31, 2013 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. The decline in OREO properties since December 31, 2012 resulted from sales during the first quarter of 2013 as the Corporation continues to focus efforts on disposing of OREO property, offset in part by transfers from loans to OREO.

Nonaccrual loans at the Consumer Finance segment increased slightly to $675,000 at March 31, 2013 from $655,000 at December 31, 2012. As noted above, the allowance for loan losses at the Consumer Finance segment increased from $22.1 million at December 31, 2012 to $22.4 million at March 31, 2013, and the ratio of the allowance for loan losses to total consumer finance loans was 7.97 percent as of March 31, 2013, compared with 7.96 percent at December 31, 2012. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at March 31, 2013, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$1,844	$2,066	$401	$2,022	$28
Commercial, financial and agricultural:
Commercial real estate lending	3,967	4,259	582	4,074	68
Commercial business lending	807	811	92	810	2
Consumer	323	323	48	323	3
Total	$6,941	$7,459	$1,123	$7,229	$101

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2012, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance- Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition and development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

Impaired loans at March 31, 2013 and December 31, 2012, which consisted solely of TDRs, were $6.9 million and $16.5 million, respectively. As previously described, the decline in impaired loans during the first quarter of 2013 resulted from the sale of notes related to one commercial relationship, $9.1 million (which is net of a $1.7 million participation sold) of which was a TDR at December 31, 2012.  The Corporation has no obligation to fund additional advances on its impaired loans. As the Retail Banking segment’s loan portfolio remains under credit quality pressure, the Corporation may use loan modifications as a responsible approach to managing asset quality when working with borrowers who are experiencing financial difficulty, which may result in additional TDRs.

TDRs at March 31, 2013 and December 31, 2012 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	March 31, 2013	December 31, 2012
Accruing TDRs	$2,279	$6,692
Nonaccrual TDRs1	4,662	9,800
Total TDRs2	$6,941	$16,492

1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At March 31, 2013 the Corporation had total assets of $993.4 million compared to $977.0 million at December 31, 2012. The increase was principally a result of an increase in interest-bearing deposits in other banks due to excess liquidity provided by deposit growth and reduced loan funding needs of the Retail Banking and Mortgage Banking segments. The decision to deploy excess liquidity in interest-bearing deposits in other banks was influenced by the lack of attractively-priced investment securities available for purchase during the first quarter of 2013.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$151,908	22	$149,257	22
Real estate – construction 1	4,173	1	5,062	1
Commercial, financial and agricultural 2	200,280	30	205,052	30
Equity lines	32,852	5	33,324	5
Consumer	5,129	1	5,309	1
Consumer finance	280,774	41	278,186	41
Total loans	675,116	100	676,190	100
Less allowance for loan losses	(33,921)		(35,907)
Total loans, net	$641,195		$640,283

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The decline in loans held for investment since December 31, 2012 was primarily attributable to a $10.9 million sale of notes relating to one commercial lending relationship, which was offset in part by a new $6.2 million loan to one commercial borrower and growth in the consumer finance category as a result of an increase in demand for automobiles and increased market penetration.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, changes in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2013 and December 31, 2012, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$25,922	17	$24,649	16
Mortgage-backed securities	1,955	1	2,189	2
Obligations of states and political subdivisions	122,456	82	125,875	82
Total debt securities	150,333	100	152,713	100
Preferred stock	188	*	104	*
Total available for sale securities at fair value	$150,521	100	$152,817	100

*	Less than one percent.

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at March 31, 2013 and December 31, 2012, see Note 2 to the consolidated financial statements filed with this Report.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $696.5 million at March 31, 2013, compared to $686.2 million at December 31, 2012. The increase occurred primarily in noninterest-bearing demand deposits, which increased $9.8 million, or 9.3 percent, from December 31, 2012 to March 31, 2013. Savings and interest-bearing demand deposits increased $2.7 million since December 31, 2012, while time deposits declined $2.2 million since December 31, 2012. The Corporation had $3.3 million in brokered money market deposits outstanding at March 31, 2013, compared to $2.8 million at December 31, 2012. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $167.2 million at March 31, 2013 from $162.7 million at December 31, 2012 as a result of a $4.5 million increase in retail overnight repurchase agreements with commercial depositors.

Off-Balance Sheet Arrangements

As of March 31, 2013, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

 Contractual Obligations

As of March 31, 2013, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at March 31, 2013 totaled $102.3 million, compared to $63.3 million at December 31, 2012. The increase in liquid assets since December 31, 2012 resulted primarily from reduced funding needs of the mortgage banking segment, coupled with deposit growth. The Corporation’s funding sources for borrowings, including the capacity, amount outstanding and amount available at March 31, 2013 are presented in Table 13:

TABLE 13: Funding Sources

	March 31, 2013
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$—	$59,000
Repurchase agreements	5,000	5,000	—
Borrowings from FHLB	101,332	52,500	48,832
Borrowings from Federal Reserve Bank	45,702	—	45,702
Revolving line of credit	120,000	75,487	44,513
Total	$331,034	$132,987	$198,047

We have no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are also available that can be pledged as collateral for future borrowings from the Federal Reserve Bank and the FHLB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The Corporation’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total Capital (to Risk-Weighted Assets)
Corporation	$121,850	17.4%	$56,147	8.0%	N/A	N/A
Bank	119,479	17.1	55,919	8.0	$69,899	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	112,767	16.1	28,074	4.0	N/A	N/A
Bank	110,431	15.8	27,960	4.0	41,939	6.0
Tier 1 Capital (to Average Assets)
Corporation	112,767	11.6	38,812	4.0	N/A	N/A
Bank	110,431	11.4	38,683	4.0	48,353	5.0

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Corporation	$118,824	16.6%	$57,216	8.0%	N/A	N/A
Bank	115,892	16.3	56,970	8.0	$71,213	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	109,552	15.3	28,608	4.0	N/A	N/A
Bank	106,657	15.0	28,485	4.0	42,728	6.0
Tier 1 Capital (to Average Assets)
Corporation	109,552	11.5	38,205	4.0	N/A	N/A
Bank	106,657	11.2	38,091	4.0	47,613	5.0

The Corporation’s Tier One Capital and Total Capital presented in Table 14 include $20.0 million of trust preferred securities. The Federal Reserve Board, acting in concert with the other federal banking regulatory agencies, has published proposed rules that, if adopted, would generally implement the Basel III capital standards and impose upon bank holding companies with under $15 billion in total consolidated assets a ten-year phase-out period for trust preferred securities from Tier 1 capital. The Federal Reserve Board, acting in concert with the other federal banking regulatory agencies, has delayed adoption and implementation of the proposed rules to consider comments received on the proposed rules. The Federal Reserve Board has not indicated when it expects to propose revised rules or adopt final rules.

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

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM  2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no purchases of the Corporation’s Common Stock during 2013.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1
Amendment to Articles of Incorporation of C&F Financial Corporation establishing Series A Preferred Stock, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted October 16, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 22, 2007)

4.1	Certificate of Designations for 20,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

4.2	Warrant to Purchase up to 167,504 shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 14, 2009)

10.12	Employment Agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated January 1, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 5, 2013)

10.29	C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A to the Corporation's Proxy Statement filed March 15, 2013)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date	May 3, 2013	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	May 3, 2013	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)