Form 10-Q
period 2013-06-30
C & F FINANCIAL CORP
filed 2013-08-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

___________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  000-23423

_____________________________

C&F Financial Corporation

(Exact name of registrant as specified in its charter)

____________________________________

Virginia	54-1680165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Main Street West Point, VA	23181
(Address of principal executive offices)	(Zip Code)

(804) 843-2360

(Registrant’s telephone number, including area code)

 N/A

(Former name, former address and former fiscal year, if changed since last report)

_____________________________

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

At August 1, 2013, the latest practicable date for determination, 3,310,792 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$7,830	$8,079
Interest-bearing deposits in other banks	52,003	17,541
Total cash and cash equivalents	59,833	25,620
Securities-available for sale at fair value, amortized cost of $144,223 and $143,661, respectively	147,588	152,817
Loans held for sale at fair value and lower of cost or market, respectively	59,312	72,727
Loans, net of allowance for loan losses of $34,769 and $35,907, respectively	638,557	640,283
Federal Home Loan Bank stock, at cost	3,525	3,744
Corporate premises and equipment, net	27,852	27,083
Other real estate owned, net of valuation allowance of $4,245 and $3,937, respectively	3,925	6,236
Accrued interest receivable	5,545	5,673
Goodwill	10,724	10,724
Other assets	35,820	32,111
Total assets	$992,681	$977,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$117,501	$105,721
Savings and interest-bearing demand deposits	295,366	293,854
Time deposits	280,930	286,609
Total deposits	693,797	686,184
Short-term borrowings	13,531	9,139
Long-term borrowings	132,987	132,987
Trust preferred capital notes	20,620	20,620
Accrued interest payable	786	837
Other liabilities	25,160	25,054
Total liabilities	886,881	874,821

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,291,434 and 3,259,823 shares issued and outstanding, respectively)	3,185	3,162
Additional paid-in capital	6,595	5,624
Retained earnings	94,979	88,695
Accumulated other comprehensive income, net	1,041	4,716
Total shareholders’ equity	105,800	102,197
Total liabilities and shareholders’ equity	$992,681	$977,018

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$17,918	$17,824	$35,737	$35,300
Interest on money market investments	38	5	61	13
Interest and dividends on securities
U.S. government agencies and corporations	100	52	206	109
Tax-exempt obligations of states and political subdivisions	1,136	1,186	2,278	2,373
Corporate bonds and other	38	31	71	59
Total interest income	19,230	19,098	38,353	37,854

Interest expense
Savings and interest-bearing deposits	186	197	405	450
Certificates of deposit, $100 or more	354	547	729	1,187
Other time deposits	468	637	953	1,361
Borrowings	885	967	1,766	1,940
Trust preferred capital notes	189	248	377	497
Total interest expense	2,082	2,596	4,230	5,435

Net interest income	17,148	16,502	34,123	32,419
Provision for loan losses	3,120	2,860	6,300	5,585

Net interest income after provision for loan losses	14,028	13,642	27,823	26,834

Noninterest income
Gains on sales of loans	3,577	1,631	5,278	2,962
Service charges on deposit accounts	996	825	1,920	1,626
Other service charges and fees	1,472	1,608	2,976	2,976
Net gains on calls of available for sale securities	4	8	6	8
Other income	914	570	1,881	1,681
Total noninterest income	6,963	4,642	12,061	9,253

Noninterest expenses
Salaries and employee benefits	8,229	6,509	15,298	13,479
Occupancy expenses	1,770	1,677	3,538	3,398
Other expenses	4,549	3,954	8,741	7,548
Total noninterest expenses	14,548	12,140	27,577	24,425

Income before income taxes	6,443	6,144	12,307	11,662
Income tax expense	2,265	1,963	4,123	3,701

Net income	4,178	4,181	8,184	7,961
Effective dividends on preferred stock	—	165	—	311

Net income available to common shareholders	$4,178	$4,016	$8,184	$7,650

Per common share data
Net income – basic	$1.28	$1.25	$2.50	$2.39
Net income – assuming dilution	$1.22	$1.22	$2.41	$2.33
Cash dividends declared	$0.29	$0.26	$0.58	$0.52
Weighted average number of shares – basic	3,276,039	3,208,792	3,271,376	3,199,655
Weighted average number of shares – assuming dilution	3,413,052	3,296,145	3,392,165	3,280,560

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,178	$4,181	$8,184	$7,961
Other comprehensive income (loss), net:
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	31	26	61	52
Tax effect[1]	(11)	(11)	(21)	(19)
Amortization of prior service cost arising during the period[1]	(17)	(17)	(34)	(34)
Tax effect1	6	7	12	13
Net of tax amount	9	5	18	12
Unrealized gain (loss) on cash flow hedging instruments
Unrealized holding gain (loss) arising during the period	67	(33)	116	(28)
Tax effect	(26)	14	(45)	12
Net of tax amount	41	(19)	71	(16)
Unrealized holding (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(4,960)	1,208	(5,785)	1,401
Tax effect	1,736	(423)	2,025	(491)
Reclassification adjustment for gains included in net income[2]	(4)	(8)	(6)	(8)
Tax effect	1	3	2	3
Net of tax amount	(3,227)	780	(3,764)	905
Other comprehensive income (loss), net:	(3,177)	766	(3,675)	901
Comprehensive income, net	$1,001	$4,947	$4,509	$8,862

____________

1 These items are included in the computation of net periodic benefit cost. See Note 6, Employee Benefit Plans, for additional information.

2 Gains are included in "Net gains on calls of available for sale securities" on the income statement.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2012	$—	$3,162	$5,624	$88,695	$4,716	$102,197
Comprehensive income:
Net income	—	—	—	8,184	—	8,184
Other comprehensive (loss) , net	—	—	—	—	(3,675)	(3,675)
Stock options exercised	—	17	646	—	—	663
Share-based compensation	—	—	289	—	—	289
Restricted stock vested	—	5	(5)	—	—	—
Common stock issued	—	1	41	—	—	42
Cash dividends paid – common stock ($0.58 per share)	—	—	—	(1,900)	—	(1,900)
Balance June 30, 2013	$—	$3,185	$6,595	$94,979	$1,041	$105,800

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2011	$10	$3,091	$13,438	$76,167	$3,384	$96,090
Comprehensive income:
Net income	—	—	—	7,961	—	7,961
Other comprehensive income, net	—	—	—	—	901	901
Stock options exercised	—	23	478	—	—	501
Share-based compensation	—	—	242	—	—	242
Restricted stock vested	—	3	(3)	—	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Accretion of preferred stock discount	—	—	172	(172)	—	—
Common stock issued	—	3	78	—	—	81
Cash dividends paid – common stock ($0.52 per share)	—	—	—	(1,668)	—	(1,668)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(203)	—	(203)
Balance June 30, 2012	$—	$3,120	$4,415	$82,085	$4,285	$93,905

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$8,184	$7,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,128	1,119
Provision for loan losses	6,300	5,585
Provision for indemnifications	375	455
Provision for other real estate owned losses	308	350
Share-based compensation	289	242
Accretion of discounts and amortization of premiums on securities, net	335	366
Net realized gain on calls of securities	(6)	(8)
Realized (gain) losses on sales of other real estate owned	(115)	13
Proceeds from sales of loans held for sale	403,617	370,848
Origination of loans held for sale	(390,202)	(379,957)
Change in other assets and liabilities:
Accrued interest receivable	128	(118)
Other assets	(1,736)	(440)
Accrued interest payable	(51)	(137)
Other liabilities	(126)	(2,423)
Net cash provided by operating activities	28,428	3,856

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	15,357	21,074
Purchases of securities available for sale	(16,248)	(16,682)
Redemption of Federal Home Loan Bank stock	219	18
Net increase in customer loans	(4,644)	(23,660)
Other real estate owned improvements	—	(205)
Proceeds from sales of other real estate owned	2,188	1,103
Purchases of corporate premises and equipment, net	(1,897)	(660)
Net cash used in investing activities	(5,025)	(19,012)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	13,292	26,717
Net decrease in time deposits	(5,679)	(15,686)
Net increase in borrowings	4,392	14,839
Proceeds from exercise of stock options	663	501
Issuance of common stock	42	81
Redemption of preferred stock	—	(10,000)
Cash dividends	(1,900)	(1,871)
Net cash provided by financing activities	10,810	14,581

Net increase (decrease) in cash and cash equivalents	34,213	(575)
Cash and cash equivalents at beginning of period	25,620	11,507
Cash and cash equivalents at end of period	$59,833	$10,932

Supplemental disclosure
Interest paid	$4,281	$5,572
Income taxes paid	3,034	4,918
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(5,791)	$1,393
Loans transferred to other real estate owned	(70)	(438)
Pension adjustment	27	18
Unrealized gain (loss) on cash flow hedging instrument	116	(28)

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

Reclassification: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or an other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of June 30, 2013 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and mortgage-backed securities (MBS) and (2) interest rate swaps that qualified as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The Corporation's IRLCs and forward loan sales commitments are described more fully in Note 7 and Note 9. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transaction affects earnings. The cash flow hedges are described more fully in Note 10.

Share-Based Compensation: Compensation expense for the second quarter and first six months of 2013 included expense, net of forfeitures, of $149,000 ($92,000 after tax) and $289,000 ($179,000 after tax), respectively, for restricted stock granted since 2008. As of June 30, 2013, there was $2.32 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2013 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2013	97,700	$24.69
Granted	15,250	$44.38
Vested	(5,400)	$20.02
Cancelled	(1,400)	$27.00
Unvested, June 30, 2013	106,150	$27.79

Stock option activity during the six months ended June 30, 2013 and stock options outstanding at June 30, 2013 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2013	276,432	$39.14	2.30
Exercised	(16,732)	39.58
Expired	(13,500)	40.50
Options outstanding and exercisable at June 30, 2013	246,200	$39.03	1.77	$4,111

 ________________________________

*	Weighted average

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

NOTE 2: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	June 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$23,069	$2	$(1,312)	$21,759
Mortgage-backed securities	3,222	33	(100)	3,155
Obligations of states and political subdivisions	117,905	5,058	(547)	122,416
Preferred stock	27	231	—	258
	$144,223	$5,324	$(1,959)	$147,588

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$24,628	$24	$(3)	$24,649
Mortgage-backed securities	2,127	62	—	2,189
Obligations of states and political subdivisions	116,879	9,069	(73)	125,875
Preferred stock	27	77	—	104
	$143,661	$9,232	$(76)	$152,817

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at June 30, 2013, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2013
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,829	$28,338
Due after one year through five years	39,349	40,738
Due after five years through ten years	49,852	50,997
Due after ten years	26,166	27,257
Preferred stock	27	258
	$144,223	$147,588

Proceeds from the maturities, calls and sales of securities available for sale for the six months ended June 30, 2013 were $15.36 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $110.37 million and an aggregate fair value of $113.03 million were pledged at June 30, 2013. Securities with an aggregate amortized cost of $107.87 million and an aggregate fair value of $115.14 million were pledged at December 31, 2012.

Securities in an unrealized loss position at June 30, 2013, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$20,628	$1,312	$—	$—	$20,628	$1,312
Mortgage backed securities	2,080	100	—	—	2,080	100
Obligations of states and political subdivisions	13,051	511	816	36	13,867	547
Total temporarily impaired securities	$35,759	$1,923	$816	$36	$36,575	$1,959

There are 88 debt securities with fair values totaling $36.6 million considered temporarily impaired at June 30, 2013. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates.  During the second quarter of 2013, the municipal bond sector, which is included in the Corporation's obligations of states and political subdivisions category of securities, and securities of U.S. government agencies and corporations experienced falling securities prices as improvement in select U.S. economic indicators and statements made by certain Federal Reserve officials raised concerns that the Federal Reserve would reduce its efforts to stimulate economic recovery through its bond-buying program known as "quantitative easing." Interest rates rose during the second quarter of 2013, causing corresponding unrealized losses on the Corporation's portfolio of securities of U.S. government agencies and corporations and obligations of states and political subdivisions. The vast majority of the Corporation's municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt service obligations. At June 30, 2013, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 96 percent were rated, as measured by market value, “A” or better at June 30, 2013. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2013 and no other-then-temporary impairment has been recognized.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.53 million at June 30, 2013 and $3.74 million at December 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2013 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Real estate – residential mortgage	$151,371	$149,257
Real estate – construction [1]	5,330	5,062
Commercial, financial and agricultural [2]	193,414	205,052
Equity lines	33,104	33,324
Consumer	5,251	5,309
Consumer finance	284,856	278,186
	673,326	676,190
Less allowance for loan losses	(34,769)	(35,907)
Loans, net	$638,557	$640,283

 ________________________________

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $249,000 and $293,000 of demand deposit overdrafts at June 30, 2013 and December 31, 2012, respectively.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Real estate – residential mortgage	$2,136	$1,805
Commercial, financial and agricultural:
Commercial real estate lending	3,550	3,426
Land acquisition and development lending	—	5,234
Builder line lending	14	15
Commercial business lending	702	759
Equity lines	211	31
Consumer	188	191
Consumer finance	680	655
Total loans on nonaccrual status	$7,481	$12,116

The past due status of loans as of June 30, 2013 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$823	$561	$1,193	$2,577	$148,794	$151,371	$106
Real estate – construction:
Construction lending	—	—	—	—	3,725	3,725	—
Consumer lot lending	—	—	—	—	1,605	1,605	—
Commercial, financial and agricultural:
Commercial real estate lending	4,864	121	3,216	8,201	118,472	126,673	—
Land acquisition and development lending	—	—	—	—	19,396	19,396	—
Builder line lending	—	—	—	—	12,214	12,214	—
Commercial business lending	19	—	481	500	34,631	35,131	—
Equity lines	239	106	89	434	32,670	33,104	—
Consumer	71	—	188	259	4,992	5,251	—
Consumer finance	9,184	1,791	680	11,655	273,201	284,856	—
Total	$15,200	$2,579	$5,847	$23,626	$649,700	$673,326	$106

For the purposes of the above table, “Current” includes loans that are 1-29 days past due. In addition, the above table includes nonaccrual loans that are current of $1.4 million, 30-59 days past due of $78,000, 60-89 days past due of $256,000 and 90+ days past due of $5.8 million.

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

Impaired loans, which consist solely of troubled debt restructurings (TDRs), and the related allowance at June 30, 2013 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$1,753	$1,981	$369	$2,089	$49
Commercial, financial and agricultural:
Commercial real estate lending	4,338	4,527	624	4,349	82
Builder line lending	14	17	4	15	—
Commercial business lending	801	805	203	807	4
Consumer	323	323	48	323	6
Total	$7,229	$7,653	$1,248	$7,583	$141

Impaired loans, which consist solely of TDRs, and the related allowance at December 31, 2012 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition and development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Real estate - residential mortgage - interest reduction	—	$—	1	$122
Real estate - residential mortgage - interest rate concession	1	89	—	—
Commercial, financial and agricultural:
Commercial real estate lending - interest rate concession	1	473	—	—
Builder line lending - interest rate concession	1	17	—	—
Commercial business lending - interest rate concession	—	—	2	373
Total	3	$579	3	$495

	Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Real estate - residential mortgage - interest reduction	—	$—	1	$122
Real estate - residential mortgage - interest rate concession	1	89	—	—
Commercial, financial and agricultural:
Commercial real estate lending - interest rate concession	2	479	—	—
Builder line lending - interest rate concession	1	17	—	—
Commercial business lending - interest rate concession	—	—	2	373
Consumer – interest reduction	—	—	1	108
Total	4	$585	4	$603

TDR payment defaults during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial, financial and agricultural:
Builder line lending	—	$—	1	$88
Commercial business lending	—	—	3	363
Total	—	$—	4	$451

	Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial, financial and agricultural:
Commercial real estate lending	1	$3	—	$—
Builder line lending	—	—	1	88
Commercial business lending	—	—	3	363
Total	1	$3	4	$451

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2013.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2012	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Provision charged to operations	522	50	328	11	149	5,240	6,300
Loans charged off	(475)	—	(2,270)	(37)	(228)	(6,361)	(9,371)
Recoveries of loans previously charged off	86	—	60	27	79	1,681	1,933
Balance at June 30, 2013	$2,491	$474	$7,942	$886	$283	$22,693	$34,769

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2012.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2011	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Provision charged to operations	576	(94)	917	130	76	3,980	5,585
Loans charged off	(638)	—	(402)	(121)	(171)	(4,102)	(5,434)
Recoveries of loans previously charged off	23	—	36	—	99	1,471	1,629
Balance at June 30, 2012	$2,340	$386	$10,591	$921	$323	$20,896	$35,457

The following table presents, as of June 30, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at June 30, 2013	$2,491	$474	$7,942	$886	$283	$22,693	$34,769
Ending balance: individually evaluated for impairment	$443	$—	$756	$—	$48	$—	$1,247
Ending balance: collectively evaluated for impairment	$2,048	$474	$7,186	$886	$235	$22,693	$33,522
Loans:
Balance at June 30, 2013	$151,371	$5,330	$193,414	$33,104	$5,251	$284,856	$673,326
Ending balance: individually evaluated for impairment	$2,236	$—	$4,670	$—	$323	$—	$7,229
Ending balance: collectively evaluated for impairment	$149,135	$5,330	$188,744	$33,104	$4,928	$284,856	$666,097

The following table presents, as of December 31, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2012	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Ending balance: individually evaluated for impairment	$433	$—	$3,319	$—	$49	$—	$3,801
Ending balance: collectively evaluated for impairment	$1,925	$424	$6,505	$885	$234	$22,133	$32,106
Loans:
Balance at December 31, 2012	$149,257	$5,062	$205,052	$33,324	$5,309	$278,186	$676,190
Ending balance: individually evaluated for impairment	$2,230	$—	$13,938	$—	$324	$—	$16,492
Ending balance: collectively evaluated for impairment	$147,027	$5,062	$191,114	$33,324	$4,985	$278,186	$659,698

Loans by credit quality indicators as of June 30, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$146,091	$1,441	$1,703	$2,136	$151,371
Real estate – construction:
Construction lending	796	—	2,929	—	3,725
Consumer lot lending	1,605	—	—	—	1,605
Commercial, financial and agricultural:
Commercial real estate lending	113,991	1,033	8,099	3,550	126,673
Land acquisition and development lending	17,217	1,741	438	—	19,396
Builder line lending	10,166	1,449	585	14	12,214
Commercial business lending	24,930	197	9,302	702	35,131
Equity lines	31,071	1,116	706	211	33,104
Consumer	4,692	3	368	188	5,251
	$350,559	$6,980	$24,130	$6,801	$388,470

  ________________________

[1]	At June 30, 2013, the Corporation did not have any loans classified as Doubtful or Loss.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$284,176	$680	$284,856

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction:
Construction lending	228	—	2,929	—	3,157
Consumer lot lending	1,905	—	—	—	1,905
Commercial, financial and agricultural:
Commercial real estate lending	102,472	2,776	10,973	3,426	119,647
Land acquisition and development lending	19,422	1,789	7,692	5,234	34,137
Builder line lending	13,469	1,926	538	15	15,948
Commercial business lending	32,330	187	2,044	759	35,320
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

 ______________________________

[1]	At December 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$277,531	$655	$278,186

NOTE 5: Stockholders’ Equity and Earnings Per Common Share

Stockholders’ Equity - Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax assets of $536,000 and $2.51 million as of June 30, 2013 and December 31, 2012, respectively.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Net unrealized gains on securities	$2,187	$5,951
Net unrecognized loss on cash flow hedges	(242)	(313)
Net unrecognized losses on defined benefit pension plan	(904)	(922)
Total cumulative other comprehensive income	$1,041	$4,716

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2013	2012
Net income	$4,178	$4,181
Accumulated dividends on Series A Preferred Stock	—	(14)
Accretion of Series A Preferred Stock discount	—	(151)
Net income available to common shareholders	$4,178	$4,016
Weighted average number of common shares used in earnings per common share – basic	3,276,039	3,208,792
Effect of dilutive securities:
Stock option awards and Warrant	137,013	87,353
Weighted average number of common shares used in earnings per common share – assuming dilution	3,413,052	3,296,145

(Dollars in thousands)	Six Months Ended June 30,
	2013	2012
Net income	$8,184	$7,961
Accumulated dividends on Series A Preferred Stock	—	(139)
Accretion of Series A Preferred Stock discount	—	(172)
Net income available to common shareholders	$8,184	$7,650
Weighted average number of common shares used in earnings per common share – basic	3,271,376	3,199,655
Effect of dilutive securities:
Stock option awards and Warrant	120,789	80,905
Weighted average number of common shares used in earnings per common share – assuming dilution	3,392,165	3,280,560

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant (defined below) are determined using the treasury stock method. Approximately 500 and 276,500 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended June 30, 2013 and 2012, respectively, and approximately 35,100 and 276,500 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the six months ended June 30, 2013 and 2012, respectively, because they were anti-dilutive.

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

NOTE 6: Employee Benefit Plan

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$194	$159	$388	$318
Interest cost	107	99	213	198
Expected return on plan assets	(187)	(158)	(374)	(316)
Amortization of prior service cost	(17)	(17)	(34)	(34)
Amortization of net loss	31	26	61	52
Net periodic benefit cost	$128	$109	$254	$218

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Other than described in this Note 7, the Corporation has not made any fair value option elections.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the future composition of the portfolio. At June 30, 2013 and December 31, 2012, the Corporation's entire investment securities portfolio was valued using Level 2 fair value measurements. The Corporation has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio. The vendor's sources for security valuation are Standard & Poor's Securities Evaluations Inc. ("SPSE") and Thomson Reuters Pricing Service (“TRPS”).  Both sources provide opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  SPSE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Securities in the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (“TBA”) price. TBA prices are obtained from market makers and live trading systems.

Loans held for sale. During the second quarter of 2013, the Corporation elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Corporation's LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. The Corporation's portfolio of LHFS is classified as Level 2.

IRLCs. The Corporation recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Corporation's IRLCs are classified as Level 2.

Forward sales commitments. Forward commitments to sell mortgage loans and MBS are used to mitigate interest rate risk for residential mortgage loans held for sale and IRLCs. Forward commitments to sell mortgage loans and MBS are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell MBS. The Corporation's forward sales commitments are classified as Level 2.

Derivative liability - cash flow hedges. The fair value of the Corporation's cash flow hedges is determined using the discounted cash flow method.

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	June 30, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$21,759	$—	$21,759
Mortgage-backed securities	—	3,155	—	3,155
Obligations of states and political subdivisions	—	122,416	—	122,416
Preferred stock	—	258	—	258
Total securities available for sale	—	147,588	—	147,588
Loans held for sale	—	59,312	—	59,312
Interest rate lock commitments	—	1,011	—	1,011
Forward sales commitments	—	303	—	303
Total assets	$—	$208,214	$—	$208,214
Liabilities:
Derivative liability - cash flow hedges	$—	$397	$—	$397

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$24,649	$—	$24,649
Mortgage-backed securities	—	2,189	—	2,189
Obligations of states and political subdivisions	—	125,875	—	125,875
Preferred stock	—	104	—	104
Total securities available for sale	$—	$152,817	$—	$152,817
Liabilities:
Derivative liability - cash flow hedges	$—	$513	$—	$513

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

Impaired loans. The Corporation does not record loans held for investment at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. A loan is considered impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. All TDRs are considered impaired loans. The Corporation measures impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Additionally, management reviews current market conditions, borrower history, past experience with similar loans and economic conditions. Based on management's review, additional write-downs to fair value may be incurred. The Corporation maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. When the fair value of an impaired loan is based solely on observable cash flows, market price or a current appraisal, the Corporation records the impaired loan as nonrecurring Level 2. However, if based on management's review, additional write-downs to fair value are required, the Corporation records the impaired loan as nonrecurring Level 3.

The measurement of impaired loans of less than $500,000 is based on each loan's future cash flows discounted at the loan's effective interest rate rather than the market rate of interest, which is not a fair value measurement and is therefore excluded from fair value disclosure requirements.

Other real estate owned (OREO). Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions. As such, we record OREO as nonrecurring Level 3.

 The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	June 30, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,617	$2,617
Other real estate owned, net	—	—	3,925	3,925

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$9,074	$9,074
Other real estate owned, net	—	—	6,236	6,236

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of June 30, 2013:

	Fair Value Measurements at June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	2,617	Appraisals	Discount to reflect current market conditions and estimated selling costs	5%	-	40%
Other real estate owned, net	3,925	Appraisals	Discount to reflect current market conditions and estimated selling costs	0%	-	50%

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of June 30, 2013 and December 31, 2012.

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

Loans held for sale, net. As described in Note 7, the Corporation elected to carry its portfolio of loans held for sale at fair value, measured on a recurring basis, during the second quarter of 2013. Loans held for sale as of December 31, 2012 were carried at the lower of cost or market value. In addition, all loans held for sale as of December 31, 2012 were originated on a best efforts delivery basis. Therefore, as of December 31, 2012, the fair value of loans held for sale was based on purchase prices agreed to by third party investors, which were obtained simultaneously with the rate lock commitments made to individual borrowers.

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

		Fair Value Measurements at June 30, 2013 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$59,833	$59,833	$—	$—	$59,833
Securities available for sale	147,588		147,588		147,588
Loans, net	638,557	—	—	649,453	649,453
Loans held for sale, net	59,312	—	59,312	—	59,312
Derivative assets	1,314	—	1,314	---	1,314
Accrued interest receivable	5,545	5,545	—	—	5,545
Financial liabilities:
Demand deposits	$412,867	$412,867	$—	$—	$412,867
Time deposits	280,930	—	284,626	—	284,626
Borrowings	167,138	—	159,950	—	159,950
Derivative liability	397	—	397	—	397
Accrued interest payable	786	786	—	—	786

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$25,620	$25,620	$—	$—	$25,620
Securities available for sale	152,817		152,817		152,817
Loans, net	640,283	—	—	651,133	651,133
Loans held for sale, net	72,727	—	74,964	—	74,964
Accrued interest receivable	5,673	5,673	—	—	5,673
Financial liabilities:
Demand deposits	$399,575	$399,575	$—	$—	$399,575
Time deposits	286,609	—	290,483	—	290,483
Borrowings	162,746	—	158,027	—	158,027
Derivative liability	513		513		513
Accrued interest payable	837	837	—	—	837

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

	Three Months Ended June 30, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$7,783	$416	$12,320	$1	$(1,290)	$19,230
Gains on sales of loans	—	3,577	—	—	—	3,577
Other noninterest income	1,689	1,086	276	335	—	3,386
Total operating income	9,472	5,079	12,596	336	(1,290)	26,193

Expenses:
Interest expense	1,473	81	1,628	190	(1,290)	2,082
Provision for loan losses	600	30	2,490	—	—	3,120
Salaries and employee benefits	4,067	2,009	1,944	209	—	8,229
Other noninterest expenses	3,228	1,315	1,060	716	—	6,319
Total operating expenses	9,368	3,435	7,122	1,115	(1,290)	19,750
Income (loss) before income taxes	104	1,644	5,474	(779)	—	6,443
Provision for (benefit from) income taxes	(395)	658	2,135	(133)	—	2,265
Net income (loss)	$499	$986	$3,339	$(646)	$—	$4,178
Total assets	$843,917	$75,448	$286,514	$4,054	$(217,252)	$992,681
Capital expenditures	$527	$30	$22	$—	$—	$579

	Three Months Ended June 30, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,096	$566	$11,695	$—	$(1,259)	$19,098
Gains on sales of loans	—	1,631	—	—	—	1,631
Other noninterest income	1,464	979	234	336	(2)	3,011
Total operating income	9,560	3,176	11,929	336	(1,261)	23,740
Expenses:
Interest expense	1,920	113	1,574	248	(1,259)	2,596
Provision for loan losses	750	30	2,080	—	—	2,860
Salaries and employee benefits	3,742	723	1,846	198	—	6,509
Other noninterest expenses	2,862	1,613	1,051	105	—	5,631
Total operating expenses	9,274	2,479	6,551	551	(1,259)	17,596
Income (loss) before income taxes	286	697	5,378	(215)	(2)	6,144
Provision for (benefit from) income taxes	(332)	278	2,098	(81)	—	1,963
Net income (loss)	$618	$419	$3,280	$(134)	$(2)	$4,181
Total assets	$791,327	$91,025	$265,995	$2,974	$(201,607)	$949,714
Capital expenditures	$173	$158	$41	$—	$—	$372

	Six Months Ended June 30, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$15,599	$843	$24,492	$1	$(2,582)	$38,353
Gains on sales of loans	—	5,278	—	—	—	5,278
Other noninterest income	3,400	2,164	574	645	—	6,783
Total operating income	18,999	8,285	25,066	646	(2,582)	50,414

Expenses:
Interest expense	3,017	173	3,244	378	(2,582)	4,230
Provision for loan losses	1,000	60	5,240	—	—	6,300
Salaries and employee benefits	8,209	2,754	3,934	401	—	15,298
Other noninterest expenses	6,253	2,744	2,174	1,108	—	12,279
Total operating expenses	18,479	5,731	14,592	1,887	(2,582)	38,107
Income (loss) before income taxes	520	2,554	10,474	(1,241)	—	12,307
Provision for (benefit from) income taxes	(675)	1,022	4,085	(309)	—	4,123
Net income (loss)	$1,195	$1,532	$6,389	$(932)	$—	$8,184
Total assets	$843,917	$75,448	$286,514	$4,054	$(217,252)	$992,681
Capital expenditures	$1,732	$131	$41	$2	$—	$1,906

	Six Months Ended June 30, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$16,163	$1,140	$23,034	$—	$(2,483)	$37,854
Gains on sales of loans	—	2,962	—	—	—	2,962
Other noninterest income	3,030	2,095	494	672	—	6,291
Total operating income	19,193	6,197	23,528	672	(2,483)	47,107

Expenses:
Interest expense	4,078	219	3,124	497	(2,483)	5,435
Provision for loan losses	1,500	105	3,980	—	—	5,585
Salaries and employee benefits	7,748	1,534	3,722	475	—	13,479
Other noninterest expenses	5,771	2,945	1,974	256	—	10,946
Total operating expenses	19,097	4,803	12,800	1,228	(2,483)	35,445
Income (loss) before income taxes	96	1,394	10,728	(556)	—	11,662
Provision for (benefit from) income taxes	(829)	557	4,184	(211)	—	3,701
Net income (loss)	$925	$837	$6,544	$(345)	$—	$7,961
Total assets	$791,327	$91,025	$265,995	$2,974	$(201,607)	$949,714
Capital expenditures	$352	$209	$99	$—	$—	$660

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

NOTE 9: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At June 30, 2013, the Corporation had derivative financial instruments with a notional value of $227.1 million. The fair value of these derivative instruments at June 30, 2013 was $1.3 million, which was included in other assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance, beginning of period	$2,082	$1,827	$2,092	$1,702
Provision for indemnification losses	150	330	375	455
Payments	—	(500)	(235)	(500)
Allowance, end of period	$2,232	$1,657	$2,232	$1,657

NOTE 10: Interest Rate Swaps

The Corporation uses interest rate swaps to manage exposure of a portion of its trust preferred capital notes to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify a portion of the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.00 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2015.

The cash flow hedges total notional amount is $10.00 million. At June 30, 2013, the cash flow hedges had a fair value of ($397,000), which is recorded in other liabilities. The cash flow hedges were fully effective at June 30, 2013 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Loan and OREO expenses	$218	$306	$440	$655
Data processing fees	651	563	1,317	1,059
Provision for indemnification losses	150	330	375	455
Telecommunication expenses	304	303	592	587
Professional fees	419	398	960	854
Acquisition transaction costs	581	—	782	—
All other noninterest expenses	2,226	2,054	4,275	3,938
Total Other Noninterest Expenses	$4,549	$3,954	$8,741	$7,548

NOTE 12: Proposed Business Combination

On June 10, 2013, the Corporation announced the signing of a definitive merger agreement pursuant to which the Corporation will acquire Central Virginia Bankshares, Inc. (CVB), the one-bank holding company for Central Virginia Bank, in an all-cash transaction valued at $0.32 per common share, or approximately $855 thousand in the aggregate. In addition, C&F will redeem for $3.35 million all of CVB's preferred stock and warrants issued to the U.S. Treasury under the Capital Purchase Program, which totaled $13.24 million including unpaid dividends as of March 31, 2013. After the acquisition of CVB, the combined company's total assets will approximate $1.35 billion and total deposits will approximate $1.0 billion. The merger agreement has been unanimously approved by the boards of directors of both companies. The transaction is expected to close in the fourth quarter of 2013, pending regulatory approvals, the approval of CVB's shareholders and other customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs and expected future charge-off activity, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields, competitive trends in the Corporation's businesses and markets, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve including quantitative easing programs, capital requirements, growth strategy including the outcome of the pending business combination and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as the current volatility in yields on U.S. Treasury bonds

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate, including the Dodd-Frank Act and regulations promulgated thereunder, the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB and rules promulgated under the Basel III framework

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board

•	the value of securities held in the Corporation’s investment portfolios

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of used automobiles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	demand for loan products

•	deposit flows

•	the Corporation's ability to close the pending Merger with CVB and generate the anticipated benefits therefrom;

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	the Corporation's expansion and technology initiatives

•	technology

•	reliance on third parties for key services

•	accounting principles, policies and guidelines and elections by the Corporation thereunder

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

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

PROPOSED BUSINESS COMBINATION

Certain statements in this Form 10-Q reference a proposed business combination transaction (the "Merger") in which C&F Financial Corporation would acquire Central Virginia Bankshares, Inc. (or CVB). These statements do not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. Central Virginia Bankshares, Inc. has mailed a proxy statement to its shareholders in connection with their vote on the proposed transaction. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION REGARDING THE PROPOSED TRANSACTION, SHAREHOLDERS OF CENTRAL VIRGINIA BANKSHARES, INC. ARE URGED TO READ THE PROXY STATEMENT CAREFULLY AND IN ITS ENTIRETY BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. Shareholders of Central Virginia Bankshares, Inc. may obtain copies of all documents regarding this transaction, free of charge, by accessing Central Virginia Bankshares, Inc.'s website at www.centralvabank.com. These documents may also be obtained, free of charge, from Central Virginia Bankshares, Inc. by requesting them in writing to 2036 New Dorset Road, Powhatan, Virginia 23139.

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

Retirement Plan: The Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may affect pension assets, liabilities or expense.

Derivative Financial Instruments:  The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet.  The Corporation's derivative financial instruments consist of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and related forward sale commitments and (2) interest rate swaps that qualify as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Because the IRLCs and forward sale commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. For more information concerning fair value measurements of these instruments, see Part I, Item 1, "Financial Statements" in this Quarterly Report on Form 10-Q under the heading "Note 7: Fair Value of Assets and Liabilities."

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

On June 10, 2013, the Corporation announced the signing of a definitive merger agreement pursuant to which the Corporation will acquire Central Virginia Bankshares, Inc. (or CVB), the one-bank holding company for Central Virginia Bank. For more information on this pending acquisition, see Part I, Item I, "Financial Statements" in this Quarterly Report on Form 10-Q under the heading "Note 12: Proposed Business Combination" and the Corporation's Current Report on Form 8-K filed with the SEC on June 14, 2013.

Financial Performance Measures

Net income for the Corporation was $4.2 million for the three months ended June 30, 2013, which was the same as the three months ended June 30, 2012. Net income for the Corporation was $8.2 million for the first six months of 2013, compared with $8.0 million for the first six months of 2012. Net income available to common shareholders was $4.2 million, or $1.22 per common share assuming dilution, for the three months ended June 30, 2013, compared with $4.0 million, or $1.22 per common share assuming dilution, for the three months ended June 30, 2012. Net income available to common shareholders was $8.2 million, or $2.41 per common share assuming dilution for the first half of 2013, compared with $7.7 million, or $2.33 per common share assuming dilution for the first half of 2012. The difference between reported net income and net income available to common shareholders for 2012 is a result of the Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the CPP. In April 2012, the Corporation redeemed the remainder of the Preferred Stock issued in January 2009 under the CPP.

The Corporation’s earnings for the second quarter of and first half of 2013 were attributable to profitability at all three of its principal business segments. The Consumer Finance segment continued to benefit from (1) sustained loan growth and (2) the low funding costs on its variable-rate borrowings. The Mortgage Banking segment benefited from the favorable effects of higher loan production and lower provisions for indemnification losses, as well as the effect of electing to use fair value accounting for loans held for sale and interest rate lock commitments, and for forward sales commitments that are used to hedge the effect of changes in interest rates on loans that are to be sold in the secondary market. The Retail Banking segment benefited from the effects of (1) the continued low interest rate environment on the cost of deposits and the renewal rates on borrowings from the Federal Home Loan Bank, (2) lower provisions for loan losses and (3) increased activity-based interchange and overdraft fee income.

The Corporation’s ROE and ROA were 15.65 percent and 1.69 percent, respectively, on an annualized basis for the second quarter of 2013, compared with 17.96 percent and 1.77 percent, respectively, for the second quarter of 2012. For the first six months of 2013, on an annualized basis, the Corporation’s ROE and ROA were 15.55 percent and 1.66 percent, respectively, compared with 17.35 percent and 1.69 percent, respectively, for the first six months of 2012. The decline in ROE and ROA for the second quarter and the first half of 2013, as compared to the same periods in 2012, resulted from capital and asset growth that outpaced modest earnings growth during the comparative periods.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: C&F Bank reported net income of $499,000 for the second quarter of 2013, compared to a net income of $618,000 for the second quarter of 2012. For the first six months of 2013, C&F Bank reported net income of $1.2 million, compared to a net income of $925,000 for the first six months of 2012. Factors contributing to the financial results for the three and six months end June 30, 2013 were the continued low interest rate environment on the cost of deposits and on the renewal rates on borrowings from the FHLB, a shift in deposit mix to lower rate non-term deposit accounts, the effects of improved credit quality on the loan loss provision and expenses associated with loan work-outs, lower expenses related to the holding costs of foreclosed properties and increased activity-based interchange and overdraft fee income. Offsetting these positive factors were the negative effects of the following: (1) a decrease in average loans to nonaffiliates resulting from weak loan demand in the current economic environment and intense competition for loans in our markets, (2) higher personnel costs associated with increased staff levels throughout the branch network and the addition of new personnel dedicated to growing C&F Bank's commercial and small business loan portfolios, (3) higher occupancy expenses associated with depreciation and maintenance of technology related to expanding the banking services offered to customers and improving operations efficiency and security, (4) higher expenses associated with the Bank promoting its brand and enhancing its lending platforms, and (5) a loss on the sale of a facility previously used by the Bank for its deposit operations in West Point, Virginia.

The Bank’s nonperforming assets were $10.7 million at June 30, 2013, compared to $17.7 million at December 31, 2012. Nonperforming assets at June 30, 2013 included $6.8 million in nonaccrual loans and $3.9 million in foreclosed properties, compared to $11.5 million in nonaccrual loans and $6.2 million in foreclosed properties at December 31, 2012. The decrease in nonaccrual loans was primarily the result of the sale of notes totaling $10.9 million relating to one commercial relationship, $5.2 million of which was on nonaccrual status at December 31, 2012. This note sale resulted in a $2.1 million charge-off, which had previously been provided for in the allowance for loan losses. As a result of this charge-off, the Bank's allowance for loan losses as a percentage of average loans declined to 3.01 percent at June 30, 2013 from 3.38 percent at December 31, 2012. Management believes it has provided adequate loan loss reserves for the Retail Banking segment’s nonaccrual loans.

 Mortgage Banking: C&F Mortgage Corporation (or C&F Mortgage) reported net income of $986,000 for the second quarter of 2013, compared to $419,000 for the second quarter of 2012. For the first six months of 2013, C&F Mortgage reported net income of $1.5 million, compared to $837,000 for the first six months of 2012. During the second quarter of 2013, C&F Mortgage began selling a portion of loans originated for sale on a mandatory delivery basis, while continuing to sell the majority of its loans on a best efforts delivery basis. In addition, as permitted by U.S. GAAP, C&F Mortgage elected to use fair value accounting for loans held for sale and IRLCs, as well as for forward sales commitments that are used to hedge the effect of changes in interest rates on loans that are to be sold in the secondary market. Under fair value accounting, gains on loans sold in the secondary market are recognized as loans progress through the origination pipeline, as opposed to recognizing gains when the loans are sold, as was done in prior periods. The increase in pre-tax income attributable to the implementation of fair value accounting approximated $1.1 million for both the second quarter and first half of 2013. Net income at C&F Mortgage also included the favorable effects of higher loan production and lower provisions for indemnification losses. Loan origination volume increased to $212.0 million and $390.2 million in the second quarter and first half of 2013, respectively, compared to $206.7 million and $379.0 million in the second quarter and first half of 2012. During the second quarter of 2013, the amounts of loan originations for refinancings and new and resale home purchases were $72.1 million and $139.9 million, respectively, compared to $55.8 million and $150.9 million, respectively, during the second quarter of 2012. During the first half of 2013, the amounts of loan originations for refinancings and new and resale home purchases were $154.1 million and $236.1 million respectively, compared to $135.5 million and $244.5 million, respectively, during the first half of 2012.

Net income at C&F Mortgage also included the negative effects of (1) lower net interest income resulting from the continued low interest rate environment, (2) higher income-based compensation expenses and (3) higher non-production based personnel costs associated with expansion into Virginia Beach, Virginia and with regulatory compliance. If recent volatility in interest rates continues, including volatility of yields on U.S. Treasury bonds, C&F Mortgage may experience lower loan demand, particularly for refinancings, which could negatively affect earnings of the mortgage banking segment for the remainder of 2013, and possibly beyond.

Consumer Finance: C&F Finance Company (or C&F Finance) reported net income of $3.3 million for the second quarter of 2012, consistent with the second quarter of 2012. For the first six months of 2013, C&F Finance reported net income of $6.4 million, compared to net income of $6.5 million for the first six months of 2012.  Average loans outstanding increased 9.60 percent and 11.17 percent, respectively, during the three and six months ended June 30, 2013. Additionally, the consumer finance segment continued to benefit from the low funding costs related to its variable-rate borrowings. Offsetting these items were (1) a decline in average loan yields in response to loan pricing strategies used by competitors to grow market share in automobile financing, (2) an increase in the provision for loan losses resulting from an increase in loan charge-offs and (3) an increase in personnel expenses incurred to support loan growth and segment expansion into new markets.

The allowance for loan losses as a percentage of consumer finance loans was 7.97 percent as of June 30, 2013, compared to 7.96 percent as of December 31, 2012. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the Consumer Finance segment’s loan portfolio.

Other and Eliminations: The net loss for the three months ended June 30, 2013 for this combined segment was $646,000, compared to a net loss of $136,000 for the three months ended June 30, 2012. The net loss for the first half of 2013 for this combined segment was $932,000, compared to a net loss of $345,000 for the first half of 2012. This combined segment includes the Corporation's holding company, which recognized transaction costs of $581,000 and $782,000 during the second quarter and first half of 2013, respectively, associated with the Corporation's pending acquisition of CVB.

Capital Management. Total shareholders' equity was $105.8 million at June 30, 2013, compared to $102.2 million at December 31, 2012. Capital growth resulted from earnings for the first half of 2013, offset in part by dividends declared and a decline in unrealized holding gains on securities available for sale, which are a component of accumulated other comprehensive income. The Corporation declared cash dividends of 29 cents and 58 cents per common share during the second quarter and first half of 2013, respectively, which was a 22.7 percent and a 23.2 percent payout ratio of net income available to common shareholders for the second quarter and first half of 2013, respectively.

 RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months and six months ended June 30, 2013 and 2012. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$30,520	$137	1.80%	$19,856	$82	1.65%
Tax-exempt	115,034	1,722	5.99	118,709	1,797	6.06
Total securities	145,554	1,859	5.11	138,565	1,879	5.42
Loans, net	720,237	17,929	9.98	720,881	17,837	9.92
Interest-bearing deposits in other banks and Federal funds sold	62,655	37	0.24	10,558	5	0.19
Total earning assets	928,446	19,825	8.56	870,004	19,721	9.07
Allowance for loan losses	(34,238)			(35,180)
Total non-earning assets	95,019			91,591
Total assets	$989,227			$926,415
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$126,428	$95	0.30%	$109,039	$97	0.36%
Money market deposit accounts	118,729	80	0.27	92,975	90	0.39
Savings accounts	50,059	11	0.09	45,316	12	0.11
Certificates of deposit, $100 or more	123,932	354	1.15	138,831	546	1.58
Other certificates of deposit	158,748	468	1.18	164,072	637	1.56
Total time and savings deposits	577,896	1,008	0.70	550,233	1,382	1.00
Borrowings	165,985	1,074	2.56	159,961	1,215	3.04
Total interest-bearing liabilities	743,881	2,082	1.11	710,194	2,597	1.46
Noninterest-bearing demand deposits	113,162			103,450
Other liabilities	25,379			20,275
Total liabilities	882,422			833,919
Shareholders’ equity	106,805			92,496
Total liabilities and shareholders’ equity	$989,227			$926,415
Net interest income		$17,743			$17,124
Interest rate spread			7.45%			7.61%
Interest expense to average earning assets (annualized)			0.89%			1.19%
Net interest margin (annualized)			7.67%			7.87%

	Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$31,526	$277	1.76%	$20,610	$168	1.63%
Tax-exempt	115,206	3,452	5.99	118,652	3,595	6.06
Total securities	146,732	3,729	5.08	139,262	3,763	5.40
Loans, net	724,816	35,758	9.95	716,166	35,327	9.94
Interest-bearing deposits in other banks and Federal funds sold	51,903	60	0.23	12,971	13	0.20
Total earning assets	923,451	39,547	8.63	868,399	39,103	9.01
Allowance for loan losses	(35,013)			(34,648)
Total non-earning assets	95,316			92,318
Total assets	$983,754			$926,069
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$129,800	$221	0.34%	$110,953	$239	0.43%
Money market deposit accounts	115,701	163	0.28	89,745	190	0.43
Savings accounts	49,316	21	0.09	44,687	22	0.10
Certificates of deposit, $100 or more	125,181	729	1.17	139,025	1,187	1.72
Other certificates of deposit	159,114	953	1.21	166,293	1,361	1.65
Total time and savings deposits	579,112	2,087	0.73	550,703	2,999	1.09
Borrowings	164,990	2,143	2.59	159,489	2,437	3.06
Total interest-bearing liabilities	744,102	4,230	1.14	710,192	5,436	1.53
Noninterest-bearing demand deposits	109,023			98,922
Other liabilities	25,397			21,450
Total liabilities	878,522			830,564
Shareholders’ equity	105,232			95,505
Total liabilities and shareholders’ equity	$983,754			$926,069
Net interest income		$35,317			$33,667
Interest rate spread			7.49%			7.48%
Interest expense to average earning assets (annualized)			0.92%			1.25%
Net interest margin (annualized)			7.71%			7.75%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2013 from 2012
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$191	$(99)	$92
Securities:
Taxable	8	47	55
Tax-exempt	(20)	(55)	(75)
Interest-bearing deposits in other banks and Federal funds sold	2	30	32
Total interest income	181	(77)	104

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(64)	62	(2)
Money market deposit accounts	(111)	101	(10)
Savings accounts	(7)	6	(1)
Certificates of deposit, $100 or more	(138)	(54)	(192)
Other certificates of deposit	(149)	(20)	(169)
Total time and savings deposits	(469)	95	(374)
Borrowings (including Trust preferred capital notes)	(410)	269	(141)
Total interest expense	(879)	364	(515)
Change in net interest income	$1,060	$(441)	$619

	Six Months Ended June 30, 2013 from 2012
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$33	$398	$431
Securities:
Taxable	14	95	109
Tax-exempt	(40)	(103)	(143)
Interest-bearing deposits in other banks and Federal funds sold	2	45	47
Total interest income	9	435	444

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(98)	80	(18)
Money market deposit accounts	(135)	108	(27)
Savings accounts	(6)	5	(1)
Certificates of deposit, $100 or more	(349)	(109)	(458)
Other certificates of deposit	(351)	(57)	(408)
Total time and savings deposits	(939)	27	(912)
Borrowings (including Trust preferred capital notes)	(515)	221	(294)
Total interest expense	(1,454)	248	(1,206)
Change in net interest income	$1,463	$187	$1,650

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2013 was $17.7 million, compared to $17.1 million for the three months ended June 30, 2012.  Net interest income, on a taxable-equivalent basis, for the first half of 2013 was $35.3 million, compared to $33.7 million for the first half of 2012. The increase in net interest income for the three and six months ended June 30, 2013, compared to the same periods in 2012, was a result of an increase in average earning assets for both periods, offset somewhat by a decrease in the net interest margin for both periods. Net interest margin decreased 20 basis points to 7.67 percent for the second quarter of 2013 and decreased four basis points to 7.71 percent for the first half of 2013 relative to the same periods in 2012. The decreases in net interest margin during 2013 can be attributed to a decrease in the yield on interest-earning assets offset in part by decreases in the cost of interest-bearing liabilities and an increase in demand deposits that pay no interest. The decrease in the yield on interest-earning assets was primarily attributable to a large increase in interest-bearing deposits in other banks and federal funds sold, which segment of earning assets provides the lowest yield of all segments of earning assets, and a decrease in the yield on the investment portfolio. The decrease in the cost of interest-bearing liabilities is a result of the sustained low interest rate environment and the repricing of higher-rate certificates of deposit and borrowings as they mature to lower rates. In addition, the mix in interest bearing deposits has shifted to non-term deposits, including demand deposits and low-cost interest-bearing demand deposits, money market deposits and savings accounts.

Average loans, which includes both loans held for investment and loans held for sale, remained relatively level at $720.2 million for the second quarter of 2013 from $720.9 million for the first quarter of 2013. However, average loans increased $8.6 million to $724.8 million for the first half of 2013 from $716.2 million for the first half of 2012. In total, average loans to nonaffiliates held for investment increased $9.8 million during the second quarter of 2013 and $17.3 million during the first half of 2013, compared to the same periods of 2012. Increases in average loans to nonaffiliates during 2013 were primarily related to increases in the Consumer Finance segment's average loan portfolio, which increased $24.7 million during the second quarter of 2013 and $28.3 million during the second half of 2013. The increase in average loans at the Consumer Finance segment was offset in part by $15.2 million and $11.1 million decreases in the Retail Banking segment's portfolio of average loans held for investment, where loan production has been negatively affected by weak demand for new loans in the current economic environment and intense competition for loans in our markets. The Mortgage Banking segment's average portfolio of loans held for sale decreased $10.4 million during the second quarter and $8.6 million during the second half of 2013, compared to the same periods of 2012. While the demand for mortgage borrowing and refinancing activity during the second quarter and first half of 2013 resulted in increases in loan originations of $5.4 million and $10.2 million, respectively, when compared to the same periods of 2012, the mortgage banking segment's average balance of loans held for sale fluctuates depending on the period of time between mortgage loan origination and sale to a third-party investor.

The overall yield on average loans increased 6 basis points to 9.98 percent for the second quarter of 2013 and one basis point to 9.95 percent for the first half of 2013, when compared to the same periods of 2012. These increases were principally the result of the lower average balance of the Mortgage Banking segment's lower-yielding loans held for sale, the decline in average balance of the Retail Banking segment's loans to nonaffiliates, and the higher average balance of the Consumer Finance segment's higher-yielding loans as a percentage of total loans.

Average securities available for sale increased $7.0 million for the second quarter of 2013 and $7.5 million for the second half of 2013, compared to the same periods of 2012. The average balance of shorter-term securities of U.S. government agencies and corporations increased $10.7 million and $10.9 million, respectively, while the average balance of longer-term tax exempt municipal securities declined $3.7 million and $3.4 million, respectively, during the second quarter and first half of 2013. Shifts in the mix of investments were attributable to (1) collateral requirements to support municipal deposits and (2) reinvesting the proceeds from calls and maturities of longer-term investments to shorter-term investments to limit the Corporation's exposure to potential future rising interest rate environments. The lower yield on the available-for-sale securities portfolio during the second quarter and first half of 2013 resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding shorter-term securities, as described above.

Average interest-bearing deposits in other banks and Federal funds sold increased $52.1 million and $38.9 million, respectively, during the second quarter and first half of 2013, when compared to the same periods of 2012, as a result of deposit growth and lower loan funding needs of the Retail Banking and Mortgage Banking segments. The average yield on these overnight funds increased five basis points and three basis points during the second quarter and first half of 2013, respectively.

Average interest-bearing time and savings deposits increased $27.7 million in the second quarter of 2013 and $28.4 million in the first half of 2013, compared to the same periods in 2012. These increases were a result of higher average interest-bearing demand, money market and savings deposits. The average cost of interest-bearing deposits declined 30 basis points during the second quarter of 2013 and 36 basis points during the first half of 2013, compared to the same periods of 2012. These decreases resulted from (1) the repricing of time deposits that matured throughout 2012 and into 2013 to lower interest rates, (2) a decline in interest rates paid on NOW, money market deposit and savings accounts in the sustained low interest rate environment and (3) a shift in deposit composition to non-term savings and money market deposits, which pay lower interest rates.

Average borrowings increased $6.0 million and $5.5 million during the second quarter and first half of 2013, compared to the same periods of 2012. These increases occurred in retail overnight repurchase agreements with commercial depositors. The average cost of borrowings declined 48 basis points and 47 basis points during the second quarter and first half of 2013, compared to the same period of 2012, because of the maturity of $10.0 million of FHLB advances during the third quarter of 2012, which were replaced by advances carrying lower interest rates. In addition, $5.0 million of trust preferred capital notes issued in 2007 converted to a lower variable rate from a higher fixed rate near the end of 2012.

It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities, which are approaching their interest rate floors. If the current volatility in the ten-year treasury yield continues, the Mortgage Banking segment may experience lower loan demand, particularly for refinancings, which could reduce interest income on loans originated for sale, further contributing to a deterioration in net interest margin. The net interest margin at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that competitors may use to grow market share in automobile financing. This may result result in lower yields as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,577	$—	$—	$3,577
Service charges on deposit accounts	996	—	—	—	996
Other service charges and fees	677	758	2	35	1,472
Gains on calls of available for sale securities	4	—	—	—	4
Other income	12	328	274	300	914
Total noninterest income	$1,689	$4,663	$276	$335	$6,963

(Dollars in thousands)	Three Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$1,631	$—	$—	$1,631
Service charges on deposit accounts	825	—	—	—	825
Other service charges and fees	608	941	2	57	1,608
Gains on calls of available for sale securities	8	—	—	—	8
Other income	23	38	232	277	570
Total noninterest income	$1,464	$2,610	$234	$334	$4,642

(Dollars in thousands)	Six Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$5,278	$—	$—	$5,278
Service charges on deposit accounts	1,920	—	—	—	1,920
Other service charges and fees	1,321	1,573	4	78	2,976
Gains on calls of available for sale securities	6	—	—	—	6
Other income	153	591	570	567	1,881
Total noninterest income	$3,400	$7,442	$574	$645	$12,061

(Dollars in thousands)	Six Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$2,962	$—	$—	$2,962
Service charges on deposit accounts	1,626	—	—	—	1,626
Other service charges and fees	1,178	1,701	6	91	2,976
Gains on calls of available for sale securities	8	—	—	—	8
Other income	218	394	488	581	1,681
Total noninterest income	$3,030	$5,057	$494	$672	$9,253

Total noninterest income increased $2.3 million, or 50.0 percent, in the second quarter of 2013 and increased $2.8 million, or 30.3 percent, in the first half of 2013, compared to the same periods in 2012. These increases resulted predominantly from higher gains on sales of loans, which resulted from increased loan production and the election to use fair value accounting for the Mortgage Banking segment's portfolio of loans held for sale and IRLCs. Gains on sales of loans for prior periods have been restated to conform to current year presentation. In addition, the Retail Banking segment recognized higher activity-based debit card interchange and overdraft fee income during the second quarter and first half of 2013, compared to the same periods in 2012.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$4,067	$2,009	$1,944	$209	$8,229
Occupancy expenses	1,091	465	208	6	1,770
Other expenses:
OREO expenses	332	—	—	—	332
Provision for indemnification losses	—	150	—	—	150
Other expenses	1,805	700	852	710	4,067
Total other expenses	2,137	850	852	710	4,549
Total noninterest expenses	$7,295	$3,324	$3,004	$925	$14,548

(Dollars in thousands)	Three Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$3,742	$723	$1,846	$198	$6,509
Occupancy expenses	974	485	213	5	1,677
Other expenses:
OREO expenses	200	—	—	—	200
Provision for indemnification losses	—	330	—	—	330
Other expenses	1,688	798	838	100	3,424
Total other expenses	1,888	1,128	838	100	3,954
Total noninterest expenses	$6,604	$2,336	$2,897	$303	$12,140

(Dollars in thousands)	Six Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$8,209	$2,754	$3,934	$401	$15,298
Occupancy expenses	2,177	944	410	7	3,538
Other expenses:
OREO expenses	384	—	—	—	384
Provision for indemnification losses	—	375	—	—	375
Other expenses	3,692	1,425	1,764	1,101	7,982
Total other expenses	4,076	1,800	1,764	1,101	8,741
Total noninterest expenses	$14,462	$5,498	$6,108	$1,509	$27,577

(Dollars in thousands)	Six Months Ended June 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$7,748	$1,534	$3,722	$475	$13,479
Occupancy expenses	2,006	961	418	13	3,398
Other expenses:
OREO expenses	442	—	—	—	442
Provision for indemnification losses	—	455	—	—	455
Other expenses	3,324	1,529	1,556	242	6,651
Total other expenses	3,766	1,984	1,556	242	7,548
Total noninterest expenses	$13,520	$4,479	$5,696	$730	$24,425

Total noninterest expenses increased $2.4 million, or 19.8 percent, in the second quarter of 2013 and increased $3.2 million or 12.9 percent, in the first half of 2013, compared to the same periods in 2012. These increases resulted primarily from higher personnel costs at (1) the Retail Banking segment due to increased staffing in the branch network to support customer service initiatives and the addition of new personnel dedicated to growing the Bank's commercial and small business loan portfolio, (2) the Mortgage Banking segment due to higher production-based and income-based expenses, as well as higher non-production based compensation associated with the expansion into Virginia Beach, Virginia and with regulatory compliance and (3) the Consumer Finance segment due to an increase in the number of personnel to support expansion into new markets and loan growth. In addition, during the second quarter of 2013, the Retail Banking segment recognized a loss on the sale of a facility previously used for the Bank's deposit operations in West Point, Virginia; the Consumer Finance segment recognized higher volume-related expenses associated with loan underwriting and collection activities, and the Corporation's holding company recognized $581,000 in transaction costs associated with the Corporation's pending acquisition of CVB. These increases were partially offset by a lower provision for indemnification losses in connection with loans sold to investors at the Mortgage Banking segment. Salaries and employee benefits for prior periods at the Mortgage Banking segment have been restated to conform to current year presentation.

Income Taxes

Income tax expense for the second quarter of 2013 totaled $2.3 million, resulting in an effective tax rate of 35.2 percent, compared to $2.0 million and 31.9 percent for the second quarter of 2012. Income tax expense for the first half of 2013 totaled $4.1 million, resulting in an effective tax rate of 33.5 percent, compared to $3.7 million and 31.7 percent for the first half of 2012. The increases in the effective tax rates during the second quarter and first half of 2013 were a result of higher combined pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes and do not generate tax-exempt income. In addition, the Corporation's holding company recognized $430,000 of nondeductible transaction expenses associated with the pending acquisition of CVB during the first six months of 2013, compared to no such expenses in 2012.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2013	2012
Allowance, beginning of period	$33,921	$34,757
Provision for loan losses:
Retail Banking segment	600	750
Mortgage Banking segment	30	30
Consumer Finance segment	2,490	2,080
Total provision for loan losses	3,120	2,860
Loans charged off:
Real estate—residential mortgage	2	516
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	136	402
Equity lines	—	—
Consumer	44	81
Consumer finance	2,968	1,902
Total loans charged off	3,150	2,901
Recoveries of loans previously charged off:
Real estate—residential mortgage	7	13
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	52	1
Equity lines	—	—
Consumer	32	50
Consumer finance	787	677
Total recoveries	878	741
Net loans charged off	2,272	2,160
Allowance, end of period	$34,769	$35,457
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.09%	0.92%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.09%	1.90%

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Allowance, beginning of period	$35,907	$33,677
Provision for loan losses:
Retail Banking segment	1,000	1,500
Mortgage Banking segment	60	105
Consumer Finance segment	5,240	3,980
Total provision for loan losses	6,300	5,585
Loans charged off:
Real estate—residential mortgage	475	638
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	2,270	402
Equity lines	37	121
Consumer	228	171
Consumer finance	6,361	4,102
Total loans charged off	9,371	5,434
Recoveries of loans previously charged off:
Real estate—residential mortgage	86	23
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	60	36
Equity lines	27	—
Consumer	79	99
Consumer finance	1,681	1,471
Total recoveries	1,933	1,629
Net loans charged off	7,438	3,805
Allowance, end of period	$34,769	$35,457
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.40%	0.58%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.33%	2.08%

___________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For the six months ended June 30, 2013, the annualized net charge-off ratio for the combined Retail Banking and Mortgage Banking segments includes a $2.1 million charge-off for a single commercial lending relationship. As of June 30, 2013, the Corporation does not anticipate incurring similar charge-offs of large lending relationships during the remainder of 2013.

Table 6 discloses the allocation of the allowance for loan losses at June 30, 2013 and December 31, 2012.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	June 30, 2013	December 31, 2012
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,491	$2,358
Real estate—construction [1]	474	424
Commercial, financial and agricultural [2]	7,942	9,824
Equity lines	886	885
Consumer	283	283
Consumer finance	22,693	22,133
Balance	$34,769	$35,907

 _____________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate—residential mortgage	$146,091	$1,441	$1,703	$2,136	$151,371
Real estate—construction [2]	2,401	—	2,929	—	5,330
Commercial, financial and agricultural [3]	166,304	4,420	18,424	4,266	193,414
Equity lines	31,071	1,116	706	211	33,104
Consumer	4,692	3	368	188	5,251
	$350,559	$6,980	$24,130	$6,801	$388,470

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$284,176	$680	$284,856

[1]	At June 30, 2013, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction [2]	2,133	—	2,929	—	5,062
Commercial, financial and agricultural [3]	167,693	6,678	21,247	9,434	205,052
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$277,531	$655	$278,186

[1]	At December 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses decreased $1.7 million since December 31, 2012, and the provision for loan losses at these combined segments decreased $150,000 and $545,000 during the second quarter and first half of 2013, compared to the same periods in 2012. The allowance for loan losses to total loans for these combined segments declined to 3.11 percent at June 30, 2013, compared to 3.46 percent at December 31, 2012. These declines resulted from improved credit quality in part due to the resolution of certain notes that were on nonaccrual status, as discussed below. Substandard nonaccrual loans decreased to $6.8 million at June 30, 2013 from $11.5 million at December 31, 2012. The decline in these balances and the allowance ratio occurred primarily as a result of the sale of notes totaling $10.9 million related to one commercial relationship, $5.2 million of which was a troubled debt restructuring on nonaccrual status at December 31, 2012. This note sale resulted in a $2.1 million charge-off. Loss reserves that had previously been recorded for this relationship were adequate to cover the associated charge-off. Special mention and substandard loans also decreased as a result of improved loan performance. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $22.7 million at June 30, 2013 from $22.1 million at December 31, 2012, and its provision for loan losses increased $410,000 and $1.3 million during the second quarter and first half of 2013, compared to the same periods in 2012. The allowance for loan losses as a percentage of loans at June 30, 2013 was 7.97 percent, compared with 7.96 percent at December 31, 2012. The increase in the provision for loan losses during the first half of 2013 was primarily attributable to higher net charge-offs, which resulted from current economic conditions and lower resale prices of repossessed automobiles. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if consumer demand for automobiles falls and results in declining values of automobiles securing outstanding loans, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at June 30, 2013 and December 31, 2012.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking Segments

(Dollars in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans* - Retail Banking	$6,801	$11,461
Nonaccrual loans - Mortgage Banking	—	—
OREO** - Retail Banking	3,925	6,236
OREO** - Mortgage Banking	—	—
Total nonperforming assets	$10,726	$17,697
Accruing loans past due for 90 days or more	$106	$—
Troubled debt restructurings	$7,229	$16,492
Total loans	$388,470	$398,004
Allowance for loan losses	$12,076	$13,774
Nonperforming assets to total loans and OREO*	2.73%	4.38%
Allowance for loan losses to total loans	3.11	3.46
Allowance for loan losses to nonaccrual loans	177.56	120.18

___________________________________

*	Nonaccrual loans include nonaccrual TDRs of $4.46 million at June 30, 2013 and $9.80 million at December 31, 2012.
**	OREO is recorded at its estimated fair value less cost to sell.

 Consumer Finance Segment

(Dollars in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans	$680	$655
Accruing loans past due for 90 days or more	$—	$—
Total loans	$284,856	$278,186
Allowance for loan losses	$22,693	$22,133
Nonaccrual consumer finance loans to total consumer finance loans	0.24%	0.24%
Allowance for loan losses to total consumer finance loans	7.97	7.96

Nonperforming assets of the combined Retail Banking and Mortgage Banking segments totaled $10.7 million at June 30, 2013, compared to $17.7 million at December 31, 2012. Nonperforming assets at June 30, 2013 included $6.8 million of nonaccrual loans at the Retail Banking segment, compared to $11.5 million at December 31, 2012, and $3.9 million of OREO compared to $6.2 million at December 31, 2012. The decrease in nonaccrual loans since December 31, 2012 was primarily attributable to the sale of notes related to one commercial relationship, $5.2 million of which was on nonaccrual status at December 31, 2012. This note sale resulted in a $2.1 million charge-off which reduced the combined Retail Banking and Mortgage Banking segments' ratio of the allowance for loan losses to total loans to 3.11 percent at June 30, 2013 from 3.46 percent at December 31, 2012. Despite the decline in this ratio, the ratio of the allowance for loan losses to nonaccrual loans increased to 177.56 percent at June 30, 2013 from 120.18 percent at December 31, 2012. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. OREO properties at June 30, 2013 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. The decline in OREO properties since December 31, 2012 resulted from sales during the first half of 2013 as the Corporation continues to focus efforts on disposing of OREO property, as well as additional write-downs based on updated appraisals.

Nonaccrual loans at the Consumer Finance segment increased slightly to $680,000 at June 30, 2013 from $655,000 at December 31, 2012. As noted above, the allowance for loan losses at the Consumer Finance segment increased from $22.1 million at December 31, 2012 to $22.7 million at June 30, 2013, and the ratio of the allowance for loan losses to total consumer finance loans was 7.97 percent as of June 30, 2013, compared with 7.96 percent at December 31, 2012. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at June 30, 2013, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$1,753	$1,981	$369	$2,089	$49
Commercial, financial and agricultural:
Commercial real estate lending	4,338	4,527	624	4,349	82
Builder line lending	14	17	4	15	—
Commercial business lending	801	805	203	807	4
Consumer	323	323	48	323	6
Total	$7,229	$7,653	$1,248	$7,583	$141

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2012, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance- Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition and development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

Impaired loans at June 30, 2013 and December 31, 2012, which consisted solely of TDRs, were $7.2 million and $16.5 million, respectively. As previously described, the decline in impaired loans during the first half of 2013 resulted primarily from the sale of notes related to one commercial relationship, $9.1 million (which is net of a $ 1.7 million participation sold) of which was a TDR at December 31, 2012. The Corporation has no obligation to fund additional advances on its impaired loans. As the Retail Banking segment’s loan portfolio remains under credit quality pressure, the Corporation may use loan modifications as a responsible approach to managing asset quality when working with borrowers who are experiencing financial difficulty, which may result in additional TDRs.

TDRs at June 30, 2013 and December 31, 2012 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	June 30, 2013	December 31, 2012
Accruing TDRs	$2,771	$6,692
Nonaccrual TDRs[1]	4,458	9,800
Total TDRs[2]	$7,229	$16,492

_______________________________

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At June 30, 2013, the Corporation had total assets of $992.7 million compared to $977.0 million at December 31, 2012. The increase was principally a result of an increase in interest-bearing deposits in other banks due to excess liquidity provided by deposit growth and reduced loan funding needs of the Retail Banking and Mortgage Banking segments. The decision to deploy excess liquidity in interest-bearing deposits in other banks was influenced by the lack of attractively-priced investment securities available for purchase during the first half of 2013 and continued weak loan demand at the Retail Banking segment in the current economic environment and intense competition for loans.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$151,371	22%	$149,257	22%
Real estate – construction [1]	5,330	1	5,062	1
Commercial, financial and agricultural [2]	193,414	29	205,052	30
Equity lines	33,104	5	33,324	5
Consumer	5,251	1	5,309	1
Consumer finance	284,856	42	278,186	41
Total loans	673,326	100%	676,190	100%
Less allowance for loan losses	(34,769)		(35,907)
Total loans, net	$638,557		$640,283

_____________________________________________________________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The decline in loans held for investment since December 31, 2012 was primarily attributable to weak loan demand at the Retail Banking segment. The decline was offset in part by growth in the Consumer Finance segment's loan portfolio.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, changes in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2013 and December 31, 2012, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$21,759	15%	$24,649	16%
Mortgage-backed securities	3,155	2	2,189	2
Obligations of states and political subdivisions	122,416	83	125,875	82
Total debt securities	147,330	100%	152,713	100%
Preferred stock	258	*	104	*
Total available for sale securities at fair value	$147,588	100%	$152,817	100%

*	Less than one percent.

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at June 30, 2013 and December 31, 2012, see Note 2 to the consolidated financial statements filed with this Report.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $693.8 million at June 30, 2013, compared to $686.2 million at December 31, 2012. The increase occurred primarily in noninterest-bearing demand deposits, which increased $11.8 million, or 11.1 percent, from December 31, 2012 to June 30, 2013. Savings and interest-bearing demand deposits increased $1.5 million since December 31, 2012, while time deposits declined $5.7 million since December 31, 2012. The Corporation had $1.9 million in brokered money market deposits outstanding at June 30, 2013, compared to $2.8 million at December 31, 2012. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $167.1 million at June 30, 2013 from $162.7 million at December 31, 2012 as a result of a $4.4 million increase in retail overnight repurchase agreements with commercial depositors, the level of which is a function of the deposit balances maintained by these depositors.

Off-Balance Sheet Arrangements

During the second quarter of 2013, the Corporation began selling a portion of loans originated for sale on a mandatory delivery basis, while continuing to sell the majority of its loans on a best efforts delivery basis. In order to mitigate the effect of changes in interest rates on loans that are to be sold in the secondary market, the Corporation entered into forward sales contracts on loans and MBS. Forward sales contracts are recorded at fair value with changes in fair value recorded in noninterest income. As of June 30, 2013, the notional value and fair value of the Corporation's forward sales contracts were $143.0 million and $303,000, respectively.

 Contractual Obligations

As of June 30, 2013, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at June 30, 2013 totaled $94.4 million, compared to $63.3 million at December 31, 2012. The increase in liquid assets since December 31, 2012 resulted primarily from reduced funding needs of the mortgage banking segment, coupled with deposit growth. The Corporation’s funding sources for borrowings, including the capacity, amount outstanding and amount available at June 30, 2013 are presented in Table 13.

TABLE 13: Funding Sources

	June 30, 2013
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$—	$59,000
Wholesale repurchase agreements	5,000	5,000	—
Borrowings from FHLB	118,559	52,500	66,059
Borrowings from Federal Reserve Bank	43,703	—	43,703
Revolving line of credit	120,000	75,487	44,513
Total	$346,262	$132,987	$213,275

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

Capital Resources

The Corporation’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total Capital (to Risk-Weighted Assets)
Corporation	$126,032	17.7%	$56,846	8.0%	N/A	N/A
Bank	123,614	17.5	56,608	8.0	$70,760	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	116,830	16.4	28,423	4.0	N/A	N/A
Bank	114,449	16.2	28,304	4.0	42,456	6.0
Tier 1 Capital (to Average Assets)
Corporation	116,830	11.9	39,191	4.0	N/A	N/A
Bank	114,449	11.7	39,050	4.0	48,812	5.0

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Corporation	$118,824	16.6%	$57,216	8.0%	N/A	N/A
Bank	115,892	16.3	56,970	8.0	$71,213	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	109,552	15.3	28,608	4.0	N/A	N/A
Bank	106,657	15.0	28,485	4.0	42,728	6.0
Tier 1 Capital (to Average Assets)
Corporation	109,552	11.5	38,205	4.0	N/A	N/A
Bank	106,657	11.2	38,091	4.0	47,613	5.0

The Corporation’s Tier 1 Capital and Total Capital presented in Table 14 include $20.0 million of trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Corporation's trust preferred securities will continue to be included in Tier 1 Capital and Total Capital until they mature, pursuant to a "grandfathering" provision that exempts C&F's securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. In addition to "grandfathering" certain previously outstanding trust preferred securities for community banks, the Basel III Final Rule introduces a new Common Equity Tier 1 Capital measure, increases the applicable minimum regulatory capital levels and certain prompt corrective action capital levels, and establishes a capital conservation buffer and new risk weights for certain types of assets. The Basel III Final Rule is effective for community banks on January 1, 2015 and has a transition period applicable to certain regulatory capital changes until January 1, 2019.

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

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Other than as disclosed in this Item 1A, "Risk Factors," there have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Corporation may fail to realize all of the anticipated benefits of the Merger with CVB.

The success of the Merger will depend, in part, on the Corporation's ability to realize the anticipated benefits and cost savings from acquiring CVB. To realize these anticipated benefits and cost savings, however, the Corporation will have to successfully operate the businesses of CVB and integrate these businesses into the Corporation's operations. If the Corporation is unable to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

The Corporation and CVB are independent bank holding companies, and C&F Bank and Central Virginia Bank are independent banks. It is possible that the process to acquire CVB and Central Virginia Bank and to integrate their operations into those of the Corporation and C&F Bank could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of CVB's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect CVB's ability to maintain its relationships with its clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. Any efforts to reduce the loss of such key employees, depositors, customers and clients could also divert management attention and resources from operating the businesses of CVB, which could have an adverse effect on CVB's continuing businesses and, as a result, on the Corporation following the Merger.

The Merger may divert the attention of management of the Corporation from its other responsibilities.

The Merger will cause the management of the Corporation to focus a portion of its time and energies on matters related to the Merger that otherwise would be directed to the business and operations of the Corporation. Any such diversion of management's attention, if significant, could affect the Corporation's ability to service existing business and develop new business and adversely affect the business and earnings of the Corporation.

The Corporation has and may continue to incur significant transaction costs in connection with the Merger.

The Corporation has incurred and may continue to incur significant costs associated with completing the Merger, which must be expensed as incurred under U.S. GAAP. The Corporation is continuing to assess the effect of these costs, some of which are not deductible for income tax purposes. Although the Corporation believes that the elimination of duplicate costs, as well as the realization of other operational improvements and efficiencies related to the acquisition of CVB through the Merger, will offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

If the Merger is not completed, the Corporation will have incurred substantial expenses without realizing the expected benefits of the Merger. The completion of the Merger depends on the satisfaction of specified conditions, including the approval of the shareholders of CVB and the receipt of required regulatory approvals from federal and state banking regulators. There is no guarantee that the conditions to completing the Merger will be met. In addition, pursuant to the terms of the merger agreement, the Corporation may refuse to complete the Merger if unrealized losses in CVB's investment portfolio exceed $7.0 million. As of June 30, 2013, the Corporation estimates that CVB's investment portfolio had unrealized losses of $8.1 million. If the Merger is not completed, the Corporation will not be able to generate any returns from an acquisition of CVB to reduce the effect of Merger-related expenses to the Corporation.

The Merger must be approved by multiple governmental agencies.

Before the Merger may be completed, various approvals, consents or no-objections must be obtained from the Federal Reserve Board and the Virginia Bureau of Financial Institutions. These governmental entities may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although the Corporation does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of the Corporation following the Merger, any of which might have a significant effect of the Corporation following the Merger.

ITEM  2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no purchases of the Corporation’s Common Stock during 2013.

ITEM 6.	EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

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

10.30

Form of C&F Financial Corporation Restricted Stock Agreement under 2013 Stock and Incentive Compensation Plan (approved May 21, 2013) (incorporated by reference to Exhibit 10.30 to Form 8-K filed May 24, 2013)

10.31

Securities Purchase Agreement dated as of July 17, 2013 by and among the United States Department of the Treasury, Central Virginia Bankshares, Inc. and C&F Financial Corporation (incorporated by reference to Exhibit 10.31 to Form 8-K filed July 22, 2013)

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

C&F FINANCIAL CORPORATION
(Registrant)

Date	August 8, 2013	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	August 8, 2013	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)