Form 10-Q
period 2013-09-30
C & F FINANCIAL CORP
filed 2013-11-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

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

At November 5, 2013, the latest practicable date for determination, 3,352,877 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$7,801	$8,079
Interest-bearing deposits in other banks	36,531	17,541
Total cash and cash equivalents	44,332	25,620
Securities-available for sale at fair value, amortized cost of $144,719 and $143,661, respectively	147,161	152,817
Loans held for sale at fair value and lower of cost or market, respectively	55,911	72,727
Loans, net of allowance for loan losses of $34,861 and $35,907, respectively	649,276	640,283
Federal Home Loan Bank stock, at cost	3,525	3,744
Corporate premises and equipment, net	28,538	27,083
Other real estate owned, net of valuation allowance of $4,135 and $3,937, respectively	3,780	6,236
Accrued interest receivable	5,609	5,673
Goodwill	10,724	10,724
Other assets	34,775	32,111
Total assets	$983,631	$977,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$123,996	$105,721
Savings and interest-bearing demand deposits	284,274	293,854
Time deposits	276,962	286,609
Total deposits	685,232	686,184
Short-term borrowings	13,653	9,139
Long-term borrowings	132,987	132,987
Trust preferred capital notes	20,620	20,620
Accrued interest payable	774	837
Other liabilities	20,986	25,054
Total liabilities	874,252	874,821

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,330,887 and 3,259,823 shares issued and outstanding, respectively)	3,225	3,162
Additional paid-in capital	8,311	5,624
Retained earnings	97,379	88,695
Accumulated other comprehensive income, net	464	4,716
Total shareholders’ equity	109,379	102,197
Total liabilities and shareholders’ equity	$983,631	$977,018

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$18,325	$18,284	$54,062	$53,584
Interest on money market investments	28	2	89	15
Interest and dividends on securities
U.S. government agencies and corporations	111	49	317	158
Tax-exempt obligations of states and political subdivisions	1,149	1,141	3,427	3,514
Corporate bonds and other	41	29	112	88
Total interest income	19,654	19,505	58,007	57,359

Interest expense
Savings and interest-bearing deposits	168	184	573	634
Certificates of deposit, $100 or more	358	452	1,087	1,639
Other time deposits	458	565	1,411	1,926
Borrowings	896	960	2,662	2,900
Trust preferred capital notes	189	250	566	747
Total interest expense	2,069	2,411	6,299	7,846

Net interest income	17,585	17,094	51,708	49,513
Provision for loan losses	3,840	2,965	10,140	8,550

Net interest income after provision for loan losses	13,745	14,129	41,568	40,963

Noninterest income
Gains on sales of loans	1,790	2,618	7,068	5,580
Service charges on deposit accounts	1,010	823	2,930	2,449
Other service charges and fees	1,655	1,685	4,631	4,661
Net gains on sales/calls of available for sale securities	270	3	276	11
Other income	914	856	2,795	2,537
Total noninterest income	5,639	5,985	17,700	15,238

Noninterest expenses
Salaries and employee benefits	7,862	7,416	23,160	20,895
Occupancy expenses	1,791	1,701	5,329	5,099
Other expenses	4,871	4,285	13,612	11,833
Total noninterest expenses	14,524	13,402	42,101	37,827

Income before income taxes	4,860	6,712	17,167	18,374
Income tax expense	1,494	2,179	5,617	5,880

Net income	3,366	4,533	11,550	12,494
Effective dividends on preferred stock	—	—	—	311

Net income available to common shareholders	$3,366	$4,533	$11,550	$12,183

Per common share data
Net income – basic	$1.01	$1.41	$3.51	$3.80
Net income – assuming dilution	$0.97	$1.36	$3.37	$3.69
Cash dividends declared	$0.29	$0.27	$0.87	$0.79
Weighted average number of shares – basic	3,318,687	3,220,906	3,287,146	3,206,739
Weighted average number of shares – assuming dilution	3,484,961	3,332,970	3,423,097	3,298,030

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$3,366	$4,533	$11,550	$12,494
Other comprehensive income (loss), net:
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	30	28	91	80
Tax effect	(11)	(9)	(32)	(28)
Amortization of prior service cost arising during the period[1]	(17)	(17)	(51)	(51)
Tax effect	6	5	18	18
Net of tax amount	8	7	26	19
Unrealized gain (loss) on cash flow hedging instruments
Unrealized holding gain (loss) arising during the period	25	(23)	141	(51)
Tax effect	(10)	7	(55)	19
Net of tax amount	15	(16)	86	(32)
Unrealized holding (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(655)	709	(6,440)	2,110
Tax effect	222	(248)	2,247	(739)
Reclassification adjustment for gains included in net income[2]	(270)	(3)	(276)	(11)
Tax effect	103	1	105	4
Net of tax amount	(600)	459	(4,364)	1,364
Other comprehensive income (loss), net:	(577)	450	(4,252)	1,351
Comprehensive income, net	$2,789	$4,983	$7,298	$13,845

1 These items are included in the computation of net periodic benefit cost. See Note 6, Employee Benefit Plans, for additional information.

2 Gains are included in "Net gains on sales/calls of available for sale securities" on the income statement.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2012	$—	$3,162	$5,624	$88,695	$4,716	$102,197
Comprehensive income:
Net income	—	—	—	11,550	—	11,550
Other comprehensive (loss) , net	—	—	—	—	(4,252)	(4,252)
Stock options exercised	—	55	2,157	—	—	2,212
Share-based compensation	—	—	454	—	—	454
Restricted stock vested	—	6	(6)	—	—	—
Common stock issued	—	2	82	—	—	84
Cash dividends paid – common stock ($0.87 per share)	—	—	—	(2,866)	—	(2,866)
Balance September 30, 2013	$—	$3,225	$8,311	$97,379	$464	$109,379

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2011	$10	$3,091	$13,438	$76,167	$3,384	$96,090
Comprehensive income:
Net income	—	—	—	12,494	—	12,494
Other comprehensive income, net	—	—	—	—	1,351	1,351
Stock options exercised	—	36	763	—	—	799
Share-based compensation	—	—	365	—	—	365
Restricted stock vested	—	3	(3)	—	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Accretion of preferred stock discount	—	—	172	(172)	—	—
Common stock issued	—	4	116	—	—	120
Cash dividends paid – common stock ($0.79 per share)	—	—	—	(2,539)	—	(2,539)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(203)	—	(203)
Balance September 30, 2012	$—	$3,134	$4,861	$85,747	$4,735	$98,477

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$11,550	$12,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,674	1,690
Provision for loan losses	10,140	8,550
Provision for indemnifications	492	955
Provision for other real estate owned losses	459	800
Share-based compensation	454	365
Accretion of discounts and amortization of premiums on securities, net	497	548
Net realized gains on sales/calls of securities	(276)	(11)
Realized gains on sales of other real estate owned	(102)	(54)
Proceeds from sales of loans held for sale	608,458	611,449
Origination of loans held for sale	(591,642)	(619,459)
Change in other assets and liabilities:
Accrued interest receivable	64	(352)
Other assets	(112)	(898)
Accrued interest payable	(63)	(190)
Other liabilities	(4,379)	2,896
Net cash provided by operating activities	37,214	18,783

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	17,566	28,334
Purchases of securities available for sale	(19,116)	(22,733)
Redemption of Federal Home Loan Bank stock	219	23
Net increase in customer loans	(19,401)	(38,355)
Other real estate owned improvements	—	(205)
Proceeds from sales of other real estate owned	2,367	1,450
Purchases of corporate premises and equipment, net	(3,129)	(855)
Net cash used in investing activities	(21,494)	(32,341)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	8,695	33,139
Net decrease in time deposits	(9,647)	(15,343)
Net increase in borrowings	4,514	9,827
Proceeds from exercise of stock options	2,212	799
Issuance of common stock	84	120
Redemption of preferred stock	—	(10,000)
Cash dividends	(2,866)	(2,742)
Net cash provided by financing activities	2,992	15,800

Net increase in cash and cash equivalents	18,712	2,242
Cash and cash equivalents at beginning of period	25,620	11,507
Cash and cash equivalents at end of period	$44,332	$13,749

Supplemental disclosure
Interest paid	$6,362	$8,036
Income taxes paid	5,058	6,536
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(6,716)	$2,099
Loans transferred to other real estate owned	268	553
Pension adjustment	40	27
Unrealized gain (loss) on cash flow hedging instrument	141	(51)

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

The unaudited consolidated financial statements are prepared as of and for the three and nine months ended September 30, 2013 and do not include the effect of any subsequent events, including C&F Financial Corporation's acquisition of Central Virginia Bankshares, Inc. (CVB) effective October 1, 2013. See Note 12, Subsequent Events, for additional information about this acquisition. The unaudited consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I and C&F Financial Statutory Trust II, which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation.

Nature of Operations: C&F Financial Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, Citizens and Farmers Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Bank and its subsidiaries offer a wide range of banking and related financial services to both individuals and businesses. Effective October 1, 2013, the Corporation acquired CVB and CVB's wholly-owned subsidiary, Central Virginia Bank. Beginning October 1, 2013, CVB is a wholly-owned subsidiary of the Corporation and continues to be the registered bank holding company of Central Virginia Bank. Central Virginia Bank offers a wide range of banking and related financial services to both individuals and businesses.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or an other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of September 30, 2013 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and mortgage-backed securities (MBS) and (2) interest rate swaps that qualified as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The Corporation's IRLCs and forward loan sales commitments are described more fully in Note 7 and Note 9. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transaction affects earnings. The cash flow hedges are described more fully in Note 10.

Share-Based Compensation: Compensation expense for the third quarter and first nine months of 2013 included expense, net of forfeitures, of $172,000 ($107,000 after tax) and $461,000 ($286,000 after tax), respectively, for restricted stock granted since 2008. As of September 30, 2013, there was $1.86 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2013 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2013	97,700	$24.69
Granted	15,250	$44.38
Vested	(5,900)	$20.73
Cancelled	(1,400)	$27.00
Unvested, September 30, 2013	105,650	$27.79

Stock option activity during the nine months ended September 30, 2013 and stock options outstanding at September 30, 2013 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2013	276,432	$39.14	2.30
Exercised	(55,532)	39.82
Expired	(13,500)	40.50
Options outstanding and exercisable at September 30, 2013	207,400	$38.86	1.59	$1,978

*	Weighted average

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

NOTE 2: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$23,042	$1	$(1,586)	$21,457
Mortgage-backed securities	3,042	32	(88)	2,986
Obligations of states and political subdivisions	118,635	4,808	(725)	122,718
	$144,719	$4,841	$(2,399)	$147,161

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$24,628	$24	$(3)	$24,649
Mortgage-backed securities	2,127	62	—	2,189
Obligations of states and political subdivisions	116,879	9,069	(73)	125,875
Preferred stock	27	77	—	104
	$143,661	$9,232	$(76)	$152,817

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at September 30, 2013, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,628	$27,856
Due after one year through five years	43,339	44,902
Due after five years through ten years	46,151	46,912
Due after ten years	26,601	27,491
	$144,719	$147,161

Proceeds from the maturities, calls and sales of securities available for sale for the nine months ended September 30, 2013 were $17.56 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $111.13 million and an aggregate fair value of $113.25 million were pledged at September 30, 2013. Securities with an aggregate amortized cost of $107.87 million and an aggregate fair value of $115.14 million were pledged at December 31, 2012.

Securities in an unrealized loss position at September 30, 2013, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$20,836	$1,586	$—	$—	$20,836	$1,586
Mortgage backed securities	2,026	88	—	—	2,026	88
Obligations of states and political subdivisions	18,526	674	1,436	51	19,962	725
Total temporarily impaired securities	$41,388	$2,348	$1,436	$51	$42,824	$2,399

There are 103 debt securities with fair values totaling $42.8 million considered temporarily impaired at September 30, 2013. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates.  During the third quarter of 2013, the municipal bond sector, which is included in the Corporation's obligations of states and political subdivisions category of securities, and securities of U.S. government agencies and corporations experienced falling securities prices as concerns remained that the Federal Reserve would reduce its efforts to stimulate economic recovery through its bond-buying program known as "quantitative easing."  Interest rates rose during the third quarter of 2013, causing corresponding unrealized losses on the Corporation's portfolio of securities of U.S. government agencies and corporations and obligations of states and political subdivisions. Additionally, the municipal bond sector experienced additional turmoil related to negative headlines and industry coverage about certain bond issuers, such as Puerto Rico and Detroit. This negative coverage and increased headline risk caused significant outflows from municipal bond mutual funds, thereby increasing the available supply of municipal bond securities and depressing securities prices. The vast majority of the Corporation's municipal bond portfolio is made up of securities where the issuing municipalities have unlimited taxing authority to support their debt service obligations. At September 30, 2013, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 97 percent were rated, as measured by market value, “A” or better at September 30, 2013. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2013 and no other-then-temporary impairment has been recognized.

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

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.53 million at September 30, 2013 and $3.74 million at December 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2013 and no impairment has been recognized. FHLB stock is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Real estate – residential mortgage	$155,453	$149,257
Real estate – construction [1]	6,187	5,062
Commercial, financial and agricultural [2]	195,914	205,052
Equity lines	33,534	33,324
Consumer	4,938	5,309
Consumer finance	288,111	278,186
	684,137	676,190
Less allowance for loan losses	(34,861)	(35,907)
Loans, net	$649,276	$640,283

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $241,000 and $293,000 of demand deposit overdrafts at September 30, 2013 and December 31, 2012, respectively.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Real estate – residential mortgage	$1,993	$1,805
Commercial, financial and agricultural:
Commercial real estate lending	1,503	3,426
Land acquisition and development lending	—	5,234
Builder line lending	14	15
Commercial business lending	374	759
Equity lines	173	31
Consumer	188	191
Consumer finance	1,253	655
Total loans on nonaccrual status	$5,498	$12,116

The past due status of loans as of September 30, 2013 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$664	$610	$961	$2,235	$153,218	$155,453	$—
Real estate – construction:
Construction lending	—	—	—	—	3,343	3,343	—
Consumer lot lending	—	—	—	—	2,844	2,844	—
Commercial, financial and agricultural:
Commercial real estate lending	4,556	937	153	5,646	117,154	122,800	—
Land acquisition and development lending	—	—	—	—	19,217	19,217	—
Builder line lending	—	—	—	—	12,312	12,312	—
Commercial business lending	248	107	440	795	40,790	41,585	95
Equity lines	697	—	—	697	32,837	33,534	—
Consumer	51	—	188	239	4,699	4,938	1
Consumer finance	9,985	2,685	1,253	13,923	274,188	288,111	—
Total	$16,201	$4,339	$2,995	$23,535	$660,602	$684,137	$96

For the purposes of the above table, “Current” includes loans that are 1-29 days past due. In addition, the above table includes nonaccrual loans that are current of $2.1 million, 30-59 days past due of $245,000, 60-89 days past due of $200,000 and 90+ days past due of $2.9 million.

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

Impaired loans, which consisted solely of troubled debt restructurings (TDRs), and the related allowance at September 30, 2013 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$1,987	$2,063	$408	$2,012	$70
Commercial, financial and agricultural:
Commercial real estate lending	2,756	2,789	506	2,770	62
Builder line lending	14	16	4	14	—
Commercial business lending	507	507	132	516	6
Consumer	7	7	1	8	8
Total	$5,271	$5,382	$1,051	$5,320	$146

Impaired loans, which consist solely of TDRs, and the related allowance at December 31, 2012 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition and development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Real estate - residential mortgage - interest reduction	—	$—	—	$—
Real estate - residential mortgage - interest rate concession	—	—	—	—
Commercial, financial and agricultural:
Commercial real estate lending - interest rate concession	2	1,350	4	3,853
Builder line lending - interest rate concession	—	—	—	—
Commercial business lending - interest rate concession	—	—	—	—
Total	2	$1,350	4	$3,853

	Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Real estate - residential mortgage - interest reduction	—	$—	1	$122
Real estate - residential mortgage - interest rate concession	1	89	—	—
Commercial, financial and agricultural:
Commercial real estate lending - interest rate concession	4	1,829	6	4,226
Builder line lending - interest rate concession	1	17	—	—
Commercial business lending - interest rate concession	—	—	—	—
Consumer – interest reduction	—	—	1	108
Total	6	$1,935	8	$4,456

TDR payment defaults during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012

(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate-residential mortgage	—	$—	1	$83
Commercial, financial and agricultural:
Builder line lending	—	—	—	—
Commercial business lending	—	—	—	—
Total	—	$—	1	$83

	Nine Months Ended September 30,
	2013		2012

(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate-residential mortgage	—	$—	1	$83
Commercial, financial and agricultural:
Commercial real estate lending	1	3	—	—
Builder line lending	—	—	1	88
Commercial business lending	—	—	3	363
Total	1	$3	5	$534

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2013.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2012	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Provision charged to operations	537	50	328	11	149	9,065	10,140
Loans charged off	(744)	—	(2,297)	(126)	(287)	(10,656)	(14,110)
Recoveries of loans previously charged off	99	—	170	27	103	2,525	2,924
Balance at September 30, 2013	$2,250	$474	$8,025	$797	$248	$23,067	$34,861

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2012.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2011	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Provision charged to operations	714	(94)	1,219	130	116	6,465	8,550
Loans charged off	(780)	—	(1,874)	(120)	(245)	(6,731)	(9,750)
Recoveries of loans previously charged off	27	—	120	79	155	2,132	2,513
Balance at September 30, 2012	$2,340	$386	$9,505	$1,001	$345	$21,413	$34,990

The following table presents, as of September 30, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at September 30, 2013	$2,250	$474	$8,025	$797	$248	$23,067	$34,861
Ending balance: individually evaluated for impairment	$408	$—	$642	$—	$1	$—	$1,051
Ending balance: collectively evaluated for impairment	$1,842	$474	$7,383	$797	$247	$23,067	$33,810
Loans:
Balance at September 30, 2013	$155,453	$6,187	$195,914	$33,534	$4,938	$288,111	$684,137
Ending balance: individually evaluated for impairment	$1,987	$—	$3,277	$—	$7	$—	$5,271
Ending balance: collectively evaluated for impairment	$153,466	$6,187	$192,637	$33,534	$4,931	$288,111	$678,866

The following table presents, as of December 31, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), total loans, and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2012	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Ending balance: individually evaluated for impairment	$433	$—	$3,319	$—	$49	$—	$3,801
Ending balance: collectively evaluated for impairment	$1,925	$424	$6,505	$885	$234	$22,133	$32,106
Loans:
Balance at December 31, 2012	$149,257	$5,062	$205,052	$33,324	$5,309	$278,186	$676,190
Ending balance: individually evaluated for impairment	$2,230	$—	$13,938	$—	$324	$—	$16,492
Ending balance: collectively evaluated for impairment	$147,027	$5,062	$191,114	$33,324	$4,985	$278,186	$659,698

Loans by credit quality indicators as of September 30, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$149,836	$1,768	$1,856	$1,993	$155,453
Real estate – construction:
Construction lending	694	—	2,649	—	3,343
Consumer lot lending	2,844	—	—	—	2,844
Commercial, financial and agricultural:
Commercial real estate lending	112,277	980	8,040	1,503	122,800
Land acquisition and development lending	17,062	1,717	438	—	19,217
Builder line lending	10,407	1,278	613	14	12,312
Commercial business lending	31,720	225	9,266	374	41,585
Equity lines	31,591	1,066	704	173	33,534
Consumer	4,695	3	52	188	4,938
	$361,126	$7,037	$23,618	$4,245	$396,026

[1]	At September 30, 2013, the Corporation did not have any loans classified as Doubtful or Loss.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$286,858	$1,253	$288,111

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction:
Construction lending	228	—	2,929	—	3,157
Consumer lot lending	1,905	—	—	—	1,905
Commercial, financial and agricultural:
Commercial real estate lending	102,472	2,776	10,973	3,426	119,647
Land acquisition and development lending	19,422	1,789	7,692	5,234	34,137
Builder line lending	13,469	1,926	538	15	15,948
Commercial business lending	32,330	187	2,044	759	35,320
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

[1]	At December 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$277,531	$655	$278,186

NOTE 5: Stockholders’ Equity and Earnings Per Common Share

Stockholders’ Equity - Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax of $227,000 and $2.51 million as of September 30, 2013 and December 31, 2012, respectively.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Net unrealized gains on securities	$1,587	$5,951
Net unrecognized loss on cash flow hedges	(227)	(313)
Net unrecognized losses on defined benefit pension plan	(896)	(922)
Total cumulative other comprehensive income	$464	$4,716

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended September 30,
	2013	2012
Net income	$3,366	$4,533
Accumulated dividends on Series A Preferred Stock	—	—
Accretion of Series A Preferred Stock discount	—	—
Net income available to common shareholders	$3,366	$4,533
Weighted average number of common shares used in earnings per common share – basic	3,318,687	3,220,906
Effect of dilutive securities:
Stock option awards and Warrant	166,274	112,064
Weighted average number of common shares used in earnings per common share – assuming dilution	3,484,961	3,332,970

(Dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Net income	$11,550	$12,494
Accumulated dividends on Series A Preferred Stock	—	(139)
Accretion of Series A Preferred Stock discount	—	(172)
Net income available to common shareholders	$11,550	$12,183
Weighted average number of common shares used in earnings per common share – basic	3,287,146	3,206,739
Effect of dilutive securities:
Stock option awards and Warrant	135,951	91,291
Weighted average number of common shares used in earnings per common share – assuming dilution	3,423,097	3,298,030

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant (defined below) are determined using the treasury stock method. Approximately 69,700 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended September 30 2012, and approximately 23,400 and 207,567 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the nine months ended September 30, 2013 and 2012, respectively, because they were anti-dilutive. There were no anti-dilutive shares issuable upon exercise of options for the three months ended September 30, 2013.

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

NOTE 6: Employee Benefit Plan

The Bank has a non-contributory defined benefit plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$194	$159	$582	$477
Interest cost	106	99	319	296
Expected return on plan assets	(187)	(158)	(561)	(475)
Amortization of prior service cost	(17)	(17)	(51)	(51)
Amortization of net loss	30	26	91	80
Net periodic benefit cost	$126	$109	$380	$327

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Other than as described in this Note 7, the Corporation has not made any fair value option elections.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the future composition of the portfolio. At September 30, 2013 and December 31, 2012, the Corporation's entire investment securities portfolio was valued using Level 2 fair value measurements. The Corporation has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio. The vendor's sources for security valuation are Standard & Poor's Securities Evaluations Inc. ("SPSE") and Thomson Reuters Pricing Service (“TRPS”).  Both sources provide opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  SPSE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Securities in the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (“TBA”) price. TBA prices are obtained from market makers and live trading systems.

Loans held for sale. During the third quarter of 2013, the Corporation elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Corporation's LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. The Corporation's portfolio of LHFS is classified as Level 2.

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

Derivative liability - cash flow hedges. The fair value of the Corporation's cash flow hedges is determined using the discounted cash flow method. All of the Corporation's cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	September 30, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$21,457	$—	$21,457
Mortgage-backed securities	—	2,986	—	2,986
Obligations of states and political subdivisions	—	122,718	—	122,718
Total securities available for sale	—	147,161	—	147,161
Loans held for sale	—	55,911	—	55,911
Interest rate lock commitments included in other assets	—	748	—	748
Total assets measured at fair value on a recurring basis	$—	$203,820	$—	$203,820
Liabilities:
Forward sales commitments included in other liabilities	$—	$207	$—	$207
Cash flow hedges included in other liabilities	—	372	—	372
Total liabilities measured at fair value on a recurring basis	$—	$579	$—	$579

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$24,649	$—	$24,649
Mortgage-backed securities	—	2,189	—	2,189
Obligations of states and political subdivisions	—	125,875	—	125,875
Preferred stock	—	104	—	104
Total securities available for sale	$—	$152,817	$—	$152,817
Liabilities:
Derivative liability - cash flow hedges	$—	$513	$—	$513

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	September 30, 2013

	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,150	$1,150
Other real estate owned, net	—	—	3,780	3,780

	December 31, 2012

	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$9,074	$9,074
Other real estate owned, net	—	—	6,236	6,236

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of September 30, 2013:

	Fair Value Measurements at September 30, 2013

(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$1,150	Appraisals	Discount to reflect current market conditions and estimated selling costs		15%
Other real estate owned, net	$3,780	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%	-	50%

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of September 30, 2013 and December 31, 2012.

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

		Fair Value Measurements at September 30, 2013 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$44,332	$44,332	$—	$—	$44,332
Securities available for sale	147,161		147,161		147,161
Loans, net	649,276	—	—	661,315	661,315
Loans held for sale, net	55,911	—	55,911	—	55,911
Derivative asset	748	—	748	—	748
Accrued interest receivable	5,609	5,609	—	—	5,609
Financial liabilities:
Demand deposits	$408,270	$408,270	$—	$—	$408,270
Time deposits	276,962	—	280,683	—	280,683
Borrowings	167,260	—	159,948	—	159,948
Derivative liabilities	579	—	579	—	579
Accrued interest payable	774	774	—	—	774

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$25,620	$25,620	$—	$—	$25,620
Securities available for sale	152,817		152,817		152,817
Loans, net	640,283	—	—	651,133	651,133
Loans held for sale, net	72,727	—	74,964	—	74,964
Accrued interest receivable	5,673	5,673	—	—	5,673
Financial liabilities:
Demand deposits	$399,575	$399,575	$—	$—	$399,575
Time deposits	286,609	—	290,483	—	290,483
Borrowings	162,746	—	158,027	—	158,027
Derivative liability	513		513		513
Accrued interest payable	837	837	—	—	837

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

	Three Months Ended September 30, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,094	$566	$12,316	$—	$(1,322)	$19,654
Gains on sales of loans	—	1,790	—	—	—	1,790
Other noninterest income	1,849	1,146	259	594	1	3,849
Total operating income	9,943	3,502	12,575	594	(1,321)	25,293

Expenses:
Interest expense	1,458	99	1,645	189	(1,322)	2,069
Provision for loan losses	—	15	3,825	—	—	3,840
Salaries and employee benefits	4,531	1,086	2,047	198	—	7,862
Other noninterest expenses	3,396	1,799	1,059	408	—	6,662
Total operating expenses	9,385	2,999	8,576	795	(1,322)	20,433
Income (loss) before income taxes	558	503	3,999	(201)	1	4,860
Provision for (benefit from) income taxes	(233)	201	1,559	(33)	—	1,494
Net income (loss)	$791	$302	$2,440	$(168)	$1	$3,366
Total assets	$816,906	$70,865	$289,252	$4,892	$(198,284)	$983,631
Capital expenditures	$1,273	$329	$19	$—	$—	$1,621

	Three Months Ended September 30, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,075	$644	$12,097	$—	$(1,311)	$19,505
Gains on sales of loans	—	2,618	—	—	—	2,618
Other noninterest income	1,574	1,180	281	332	—	3,367
Total operating income	9,649	4,442	12,378	332	(1,311)	25,490
Expenses:
Interest expense	1,728	135	1,608	251	(1,311)	2,411
Provision for loan losses	450	30	2,485	—	—	2,965
Salaries and employee benefits	4,006	1,302	1,926	182	—	7,416
Other noninterest expenses	3,052	1,747	1,084	103	—	5,986
Total operating expenses	9,236	3,214	7,103	536	(1,311)	18,778
Income (loss) before income taxes	413	1,228	5,275	(204)	—	6,712
Provision for (benefit from) income taxes	(292)	492	2,057	(78)	—	2,179
Net income (loss)	$705	$736	$3,218	$(126)	$—	$4,533
Total assets	$792,494	$90,164	$272,907	$3,062	$(196,808)	$961,819
Capital expenditures	$120	$46	$29	$—	$—	$195

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$23,693	$1,409	$36,808	$1	$(3,904)	$58,007
Gains on sales of loans	—	7,068	—	—	—	7,068
Other noninterest income	5,249	3,310	833	1,239	1	10,632
Total operating income	28,942	11,787	37,641	1,240	(3,903)	75,707

Expenses:
Interest expense	4,475	272	4,889	567	(3,904)	6,299
Provision for loan losses	1,000	75	9,065	—	—	10,140
Salaries and employee benefits	12,740	3,840	5,981	599	—	23,160
Other noninterest expenses	9,649	4,543	3,233	1,516	—	18,941
Total operating expenses	27,864	8,730	23,168	2,682	(3,904)	58,540
Income (loss) before income taxes	1,078	3,057	14,473	(1,442)	1	17,167
Provision for (benefit from) income taxes	(908)	1,223	5,644	(342)	—	5,617
Net income (loss)	$1,986	$1,834	$8,829	$(1,100)	$1	$11,550
Total assets	$816,906	$70,865	$289,252	$4,892	$(198,284)	$983,631
Capital expenditures	$3,005	$460	$60	$2	$—	$3,527

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,238	$1,784	$35,131	$—	$(3,794)	$57,359
Gains on sales of loans	—	5,580	—	—	—	5,580
Other noninterest income	4,604	3,275	775	1,004	—	9,658
Total operating income	28,842	10,639	35,906	1,004	(3,794)	72,597

Expenses:
Interest expense	5,806	354	4,732	748	(3,794)	7,846
Provision for loan losses	1,950	135	6,465	—	—	8,550
Salaries and employee benefits	11,754	2,836	5,648	657	—	20,895
Other noninterest expenses	8,823	4,692	3,058	359	—	16,932
Total operating expenses	28,333	8,017	19,903	1,764	(3,794)	54,223
Income (loss) before income taxes	509	2,622	16,003	(760)	—	18,374
Provision for (benefit from) income taxes	(1,121)	1,049	6,241	(289)	—	5,880
Net income (loss)	$1,630	$1,573	$9,762	$(471)	$—	$12,494
Total assets	$792,494	$90,164	$272,907	$3,062	$(196,808)	$961,819
Capital expenditures	$472	$255	$128	$—	$—	$855

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

NOTE 9: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At September 30, 2013, the Corporation had derivative financial instruments with a notional value of $113.0 million. The fair value of these derivative instruments at September 30, 2013 was $541,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance, beginning of period	$2,232	$1,657	$2,092	$1,702
Provision for indemnification losses	117	500	492	955
Payments	—	(200)	(235)	(700)
Allowance, end of period	$2,349	$1,957	$2,349	$1,957

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

The cash flow hedges total notional amount is $10.00 million. At September 30, 2013, the cash flow hedges had a fair value of ($372,000), which is recorded in other liabilities. The cash flow hedges were fully effective at September 30, 2013 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

 NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Loan and OREO expenses	$440	$564	$880	$1,219
Data processing fees	668	591	1,985	1,650
Provision for indemnification losses	117	500	492	955
Telecommunication expenses	284	292	876	879
Professional fees	476	361	1,436	1,215
Acquisition transaction costs	279	—	1,061	—
All other noninterest expenses	2,607	1,977	6,882	5,915
Total Other Noninterest Expenses	$4,871	$4,285	$13,612	$11,833

NOTE 12: Subsequent Events

On October 1, 2013, the Corporation completed the previously announced acquisition of Central Virginia Bankshares, Inc. (CVB), the one-bank holding company for Central Virginia Bank. As of September 30, 2013, CVB reported $369.61 in total assets, $164.81 in net loans and $313.71 in deposits. CVB has seven retail bank branches located in the Virginia counties of Powhatan, Cumberland, Chesterfield and Henrico. As a result of the acquisition, the Corporation will expand its presence in the central Virginia region.

Pursuant to the Agreement and Plan of Merger dated June 10, 2013, CVB's shareholders received $0.32 for each share of CVB common stock they owned, or approximately $853,000 in the aggregate. In addition, the Corporation purchased from the U.S. Treasury for $3.35 million all of CVB's preferred stock and warrants issued to the U.S Treasury under the Capital Purchase Program, including accrued and unpaid dividends on the preferred stock. Through September 30, 2013, the Corporation recognized approximately $1.06 million in pre-tax acquisition transaction costs which are presented as a component of other expenses on the Corporation's income statement for the three and nine months ended September 30, 2013. See Note 11, Other Noninterest Expenses, for more information related to acquisition transaction costs.

The acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of CVB will be recorded at their respective acquisition date fair values. Any excess consideration over the aggregate fair value of the net assets acquired will be recorded as goodwill; conversely, any excess of the aggregate fair value of the net assets acquired will be recorded as negative goodwill. The calculations to determine the fair values of the assets acquired and liabilities assumed were incomplete at the time of filing this Current Report on Form 10-Q. Until the determination of fair values is complete, it is not considered practical or meaningful to include disclosures related to the fair values of assets acquired and liabilities assumed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding profitability, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs and expected future charge-off activity, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields, competitive trends in the Corporation's businesses and markets, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve including quantitative easing programs, capital requirements, growth strategy including the outcome of the pending business combination and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as the current volatility in yields on U.S. Treasury bonds and increases in mortgage rates
•	general business conditions, as well as conditions within the financial markets
•	general economic conditions, including unemployment levels
•

the legislative/regulatory climate, including the Dodd-Frank Act and regulations promulgated thereunder, the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB and rules promulgated under the Basel III framework

•	monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board
•	the ability to achieve the operations and results expected after the CVB acquisition, including achieving anticipated costs savings, continued relationships with major customers and deposit retention
•	the value of securities held in the Corporation’s investment portfolios
•	the quality or composition of the loan portfolios and the value of the collateral securing those loans
•	the commercial and residential real estate markets
•	the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles
•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses
•	demand in the secondary residential mortgage loan markets
•	the level of indemnification losses related to mortgage loans sold
•	demand for loan products
•	deposit flows
•	the strength of the Corporation’s counterparties
•	competition from both banks and non-banks
•	demand for financial services in the Corporation’s market area
•	the Corporation's expansion and technology initiatives
•	reliance on third parties for key services
•	accounting principles, policies and guidelines

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

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A, "Risk Factors" of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

On October 1, 2013, the Corporation completed its acquisition of Central Virginia Bankshares, Inc. (or CVB), the one-bank holding company for Central Virginia Bank. For more information on this acquisition, see Part I, Item I, "Financial Statements" in this Quarterly Report on Form 10-Q under the heading "Note 12: Subsequent Events" and the Corporation's Current Report on Form 8-K filed with the SEC on October 2, 2013.

Financial Performance Measures

Net income for the Corporation was $3.4 million for the three months ended September 30, 2013, compared with $4.5 million for the three months ended September 30, 2012. Net income for the Corporation was $11.6 million for the first nine months of 2013, compared with $12.5 million for the first nine months of 2012. Net income available to common shareholders was $3.4 million, or $0.97 per common share assuming dilution, for the three months ended September 30, 2013, compared with $4.5 million, or $1.36 per common share assuming dilution, for the three months ended September 30, 2012. Net income available to common shareholders was $11.6 million, or $3.37 per common share assuming dilution for the first nine months of 2013, compared with $12.2 million, or $3.69 per common share assuming dilution for the first nine months of 2012. The difference between reported net income and net income available to common shareholders for 2012 is a result of the Preferred Stock dividends and amortization of the Warrant related to the Corporation’s participation in the CPP. In April 2012, the Corporation redeemed the remainder of the Preferred Stock issued in January 2009 under the CPP.

The Corporation’s earnings for the third quarter and first nine months of 2013 were attributable to profitability at all three of its principal business segments. During the three and nine months ended September 30, 2013, the Consumer Finance segment continued to benefit from (1) sustained loan growth and (2) the low funding costs on its variable-rate borrowings, which were offset in part by higher provisions for loan losses, lower loan yields and higher personnel costs. During the nine months ended September 30, 2013, the Mortgage Banking segment benefited from lower provisions for indemnification losses, as well as the effect of electing to use fair value accounting for loans held for sale and interest rate lock commitments, and for forward sales commitments that are used to hedge the effect of changes in interest rates on loans that are to be sold in the secondary market. However, the Mortgage Banking segment and the mortgage banking industry were negatively affected by interest rate volatility during the third quarter of 2013, which resulted in fewer loan applications, lower loan production and a loss on fair value adjustments. The Retail Banking segment benefited from the effects of (1) the continued low interest rate environment on the cost of deposits and the renewal rates on borrowings from the Federal Home Loan Bank, (2) improvements is asset quality resulting in lower provisions for loan losses and (3) increased activity-based interchange and overdraft fee income, which were offset in part by the decline in average loans and higher personnel costs.

The Corporation’s ROE and ROA were 12.58 percent and 1.37 percent, respectively, on an annualized basis for the third quarter of 2013, compared with 18.48 percent and 1.88 percent, respectively, for the third quarter of 2012. For the first nine months of 2013, on an annualized basis, the Corporation’s ROE and ROA were 14.52 percent and 1.56 percent, respectively, compared with 17.74 percent and 1.75 percent, respectively, for the first nine months of 2012. The decline in ROE and ROA for the third quarter and the first nine months of 2013, as compared to the same periods in 2012, resulted from capital and asset growth coupled with lower earnings during the comparative periods.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: C&F Bank reported net income of $791,000 for the third quarter of 2013, compared to a net income of $705,000 for the third quarter of 2012. For the first nine months of 2013, C&F Bank reported net income of $2.0 million, compared to a net income of $1.6 million for the first nine months of 2012. Factors contributing to the improved financial results for the three and nine months ended September 30, 2013 were the effects of the continued low interest rate environment on the cost of deposits and on the renewal rates on borrowings from the FHLB, a shift in deposit mix to lower rate non-term deposit accounts, the effects of improved credit quality on the loan loss provision and expenses associated with loan work-outs, lower expenses related to the holding costs of foreclosed properties and increased activity-based interchange and overdraft fee income. Partially offsetting these positive factors were: (1) a decrease in average loans to nonaffiliates resulting from weak loan demand in the current economic environment and intense competition for loans in our markets, (2) higher personnel costs associated with increased staff levels throughout the branch network and the addition of new personnel dedicated to growing C&F Bank's commercial and small business loan portfolios, (3) higher occupancy expenses associated with depreciation and maintenance of technology related to expanding the banking services offered to customers and improving operational efficiency and security, (4) higher data processing expenses related to check card processing and mobile banking products and services.

The Bank’s nonperforming assets were $8.0 million at September 30, 2013, compared to $17.7 million at December 31, 2012. Nonperforming assets at September 30, 2013 included $4.2 million in nonaccrual loans, compared to $11.5 million at December 31, 2012, and $3.8 million in foreclosed properties, compared to $6.2 million at December 31, 2012. Troubled debt restructurings (TDRs) were $5.3 million at September 30, 2013, of which $2.6 million were included in nonaccrual loans, as compared to $16.5 million of TDRs at December 31, 2012, of which $9.8 million were included in nonaccrual loans. The decrease in nonaccrual loans and TDRs was primarily a result of (1) the sale of $10.9 million of notes related to one commercial relationship, $5.2 million of which was classified as nonaccrual at December 31, 2012 and (2) the pay-off of $3.0 million of TDRs related to one commercial relationship, which resulted in a $1.7 million decline in nonaccrual loans. The sale of $10.9 million of notes resulted in a $2.1 million charge-off, which was previously provided for in the allowance for loan losses and which contributed to the decline in the Bank’s allowance for loan losses as a percentage of total loans to 2.88 percent at September 30, 2013 from 3.38 percent at December 31, 2012. Management believes it has provided adequate loan loss reserves for the Retail Banking segment’s loans.

Mortgage Banking: C&F Mortgage Corporation reported net income of $302,000 for the third quarter of 2013, compared to $736,000 for the third quarter of 2012. For the first nine months of 2013, C&F Mortgage Corporation reported net income of $1.8 million compared to $1.5 million for the first nine months of 2012.

During the second quarter of 2013, the Mortgage Banking segment began selling a portion of loans originated for sale on a mandatory delivery basis, while continuing to sell the majority of its loans on a best efforts delivery basis. In accordance with Accounting Standards Codification Topic 820-Fair Value Measurement and Disclosures, we have elected to use fair value accounting for loans held for sale and interest rate lock commitments, as well as for forward loan sales commitments and hedging instruments that are used to reduce the effect of changes in interest rates on loans that are to be sold in the secondary market. Under fair value accounting, gains on loans sold in the secondary market are recognized as loans progress through the origination pipeline, as opposed to recognizing gains when the loans are sold, as was done in the past. The decline in pre-tax income for the third quarter of 2013 compared to the third quarter of 2012 included a negative fair value adjustment of $473,000; whereas, the increase in pre-tax income for the first nine months of 2013 compared to the same period of 2012 included a favorable fair value adjustment of $823,000, which included $1.1 million attributable to the implementation of fair value accounting in April 2013.

Net income at the Mortgage Banking segment for the three and nine months ended September 30, 2013, compared to the same periods in 2012, benefited from lower provisions for indemnification losses. Net income at the Mortgage Banking segment was negatively affected by (1) fluctuations in mortgage interest rates during the third quarter of 2013 which caused industry wide lower application volume and lower loan production for the three and nine months ended September 30, 2013, (2) lower net interest income resulting from the decline in loan production and (3) higher non-production based personnel costs associated with expansion into Virginia Beach, Virginia and with regulatory compliance. If volatility in mortgage interest rates continues, there may be a continuation of lower loan demand, particularly for refinancings, which could negatively affect earnings of the Mortgage Banking segment for the remainder of 2013 and possibly beyond.

Consumer Finance: C&F Finance Company reported net income of $2.4 million for the third quarter of 2013, compared with $3.2 million for the third quarter of 2012. For the first nine months of 2013, C&F Finance Company reported net income of $8.8 million, compared to $9.8 million for the first nine months of 2012. Average loans outstanding increased 7.08 percent and 9.74 percent, respectively, during the three and nine months ended September 30, 2013. Additionally, the Consumer Finance segment continued to benefit from the low funding costs related to its variable-rate borrowings. Offsetting these benefits were (1) increases in the segment’s provision for loan losses resulting from higher loan charge-offs due to the continued uncertain economic environment, lower resale values on repossessed vehicles and borrowers’ willingness to default on existing debt in response to credit easing by competitors, (2) a decline in average loan yields as a result of aggressive loan pricing strategies used by competitors attempting to grow market share in automobile financing and (3) higher personnel expenses resulting from an increase in the number of personnel to support loan growth and expansion into new markets.

The allowance for loan losses as a percentage of loans at September 30, 2013 was 8.01 percent, as compared with 7.96 percent at December 31, 2012. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the consumer finance loan portfolio. However, if the current economic environment and credit easing by new entrants into the automobile financing sector continues to contribute to an increase in the segment's defaults, the Consumer Finance segment could continue to experience an elevated level of charge-offs for the remainder of 2013 and possibly beyond, which may result in higher provisions for loan losses.

Other Segments: Other segments reported an aggregate net loss of $168,000 for the third quarter of 2013, compared to a net loss of $126,000 for the third quarter of 2012. For the first nine months of 2013, Other segments reported an aggregate net loss of $1.1 million, compared to a net loss of $471,000 for the first nine months of 2012. Other segments includes the corporation’s holding company, which recognized $220,000 and $868,000 in transactions costs, net of taxes, ($286,000 and $1.1 million before taxes, respectively) during the third quarter and first nine months of 2013, respectively, associated with the corporation’s acquisition of CVB, which was offset in part by a $270,000 gain during the third quarter on the sale of preferred stock that was classified as available-for-sale. Additional information related to the acquisition of CVB is provided in Part I, Item I, "Financial Statements" in this Quarterly Report on Form 10-Q under the heading "Note 12: Subsequent Events".

Capital Management. Total shareholders' equity was $109.4 million at September 30, 2013, compared to $102.2 million at December 31, 2012. Capital growth resulted from earnings for the first nine months of 2013 and stock option exercises that occurred in response to the improvements in the Corporation's stock price, offset in part by dividends declared and a decline in unrealized holding gains on securities available for sale, which are a component of accumulated other comprehensive income. The Corporation declared cash dividends of 29 cents and 87 cents per common share during the third quarter and first nine months of 2013, respectively, which was a 28.7 percent and a 24.8 percent payout ratio of net income available to common shareholders for the third quarter and first nine months of 2013, respectively.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months and nine months ended September 30, 2013 and 2012. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$29,720	$152	2.05%	$19,327	$78	1.61%
Tax-exempt	118,650	1,740	5.87	116,333	1,729	5.95
Total securities	148,370	1,892	5.10	135,660	1,807	5.33
Loans	732,924	18,335	9.93	747,239	18,297	9.74
Interest-bearing deposits in other banks and Federal funds sold	48,845	29	0.24	5,351	2	0.15
Total earning assets	930,139	20,256	8.64	888,250	20,106	9.01
Allowance for loan losses	(34,731)			(35,829)
Total non-earning assets	90,459			93,482
Total assets	$985,867			$945,903
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$116,398	$71	0.24%	$102,985	$78	0.30%
Money market deposit accounts	124,099	87	0.28	104,098	94	0.36
Savings accounts	49,667	10	0.08	45,921	12	0.10
Certificates of deposit, $100 or more	123,285	358	1.15	130,884	452	1.37
Other certificates of deposit	156,512	458	1.16	162,018	565	1.39
Total time and savings deposits	569,961	984	0.68	545,906	1,201	0.87
Borrowings	166,425	1,085	2.55	168,287	1,210	2.82
Total interest-bearing liabilities	736,386	2,069	1.10	714,193	2,411	1.33
Noninterest-bearing demand deposits	117,987			109,459
Other liabilities	24,501			25,808
Total liabilities	878,874			849,460
Shareholders’ equity	106,993			96,443
Total liabilities and shareholders’ equity	$985,867			$945,903
Net interest income		$18,187			$17,695
Interest rate spread			7.54%			7.68%
Interest expense to average earning assets (annualized)			0.88%			1.07%
Net interest margin (annualized)			7.77%			7.94%

	Nine Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$30,918	$429	1.85%	$20,197	$246	1.62%
Tax-exempt	116,367	5,192	5.95	117,856	5,324	6.02
Total securities	147,285	5,621	5.09	138,053	5,570	5.38
Loans	727,548	54,093	9.94	726,599	53,624	9.86
Interest-bearing deposits in other banks and Federal funds sold	50,872	89	0.23	10,413	15	0.19
Total earning assets	925,705	59,803	8.64	875,065	59,209	9.04
Allowance for loan losses	(34,918)			(35,045)
Total non-earning assets	93,679			92,709
Total assets	$984,466			$932,729
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$125,284	$292	0.31%	$108,278	$317	0.39%
Money market deposit accounts	118,532	250	0.28	94,564	284	0.40
Savings accounts	49,434	31	0.08	45,101	33	0.10
Certificates of deposit, $100 or more	124,542	1,087	1.17	136,291	1,639	1.61
Other certificates of deposit	158,237	1,411	1.19	164,858	1,926	1.56
Total time and savings deposits	576,029	3,071	0.71	549,092	4,199	1.02
Borrowings	165,474	3,228	2.57	162,443	3,647	2.99
Total interest-bearing liabilities	741,503	6,299	1.12	711,535	7,846	1.47
Noninterest-bearing demand deposits	112,043			102,460
Other liabilities	25,094			22,914
Total liabilities	878,640			836,909
Shareholders’ equity	105,826			95,820
Total liabilities and shareholders’ equity	$984,466			$932,729
Net interest income		$53,504			$51,363
Interest rate spread			7.52%			7.57%
Interest expense to average earning assets (annualized)			0.90%			1.20%
Net interest margin (annualized)			7.73%			7.84%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2013 from 2012
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$1,426	$(1,388)	$38
Securities:
Taxable	25	49	74
Tax-exempt	(106)	117	11
Interest-bearing deposits in other banks and Federal funds sold	2	25	27
Total interest income	1,347	(1,197)	150

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(52)	45	(7)
Money market deposit accounts	(81)	74	(7)
Savings accounts	(7)	5	(2)
Certificates of deposit, $100 or more	(69)	(25)	(94)
Other certificates of deposit	(89)	(18)	(107)
Total time and savings deposits	(298)	81	(217)
Borrowings (including Trust preferred capital notes)	(112)	(13)	(125)
Total interest expense	(410)	68	(342)
Change in net interest income	$1,757	$(1,265)	$492

	Nine Months Ended September 30, 2013 from 2012
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$404	$65	$469
Securities:
Taxable	39	144	183
Tax-exempt	(64)	(68)	(132)
Interest-bearing deposits in other banks and Federal funds sold	4	70	74
Total interest income	383	211	594

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(88)	63	(25)
Money market deposit accounts	(121)	87	(34)
Savings accounts	(7)	5	(2)
Certificates of deposit, $100 or more	(420)	(132)	(552)
Other certificates of deposit	(440)	(75)	(515)
Total time and savings deposits	(1,076)	(52)	(1,128)
Borrowings (including Trust preferred capital notes)	(530)	111	(419)
Total interest expense	(1,606)	59	(1,547)
Change in net interest income	$1,989	$152	$2,141

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2013 was $18.2 million, compared to $17.7 million for the three months ended September 30, 2012.  Net interest income, on a taxable-equivalent basis, for the first nine months of 2013 was $53.5 million, compared to $51.4 million for the first nine months of 2012. The increase in net interest income for the three and nine months ended September 30, 2013, compared to the same periods in 2012, was a result of an increase in average earning assets for both periods, offset in part by a decrease in the net interest margin for both periods. Net interest margin decreased 17 basis points to 7.77 percent for the third quarter of 2013 and decreased 11 basis points to 7.73 percent for the first nine months of 2013 relative to the same periods in 2012. The decreases in net interest margin during 2013 can be attributed to a decrease in the yield on interest-earning assets offset in part by decreases in the cost of interest-bearing liabilities and an increase in demand deposits that pay no interest. The decrease in the yield on interest-earning assets was primarily attributable to a large increase in interest-bearing deposits in other banks and federal funds sold, which segment of earning assets provides the lowest yield of all segments of earning assets, and a decrease in the yield on the investment portfolio. The decrease in the cost of interest-bearing liabilities is a result of the sustained low interest rate environment and the repricing of higher-rate certificates of deposit and borrowings as they mature to lower rates. In addition, the mix in interest bearing deposits has shifted to non-term deposits, including demand deposits and low-cost interest-bearing demand deposits, money market deposits and savings accounts.

Average loans, which includes both loans held for investment and loans held for sale, declined $14.3 million to $732.9 million for the third quarter of 2013 from $747.2 million for the third quarter of 2012. However, average loans increased slightly to $727.5 million for the first nine months of 2013 from $726.6 million for the first nine months of 2012. In total, average loans to nonaffiliates held for investment increased $3.6 million during the third quarter of 2013 and $12.7 million during the first nine months of 2013, compared to the same periods of 2012. Increases in average loans during 2013 were primarily related to increases in the Consumer Finance segment's average loan portfolio, which increased $19.0 million during the third quarter of 2013 and $25.2 million during the first nine months of 2013. The increase in average loans at the Consumer Finance segment was offset in part by $15.9 million and $12.7 million decreases during the three months and nine months ended September 30, 2013, respectively, in the Retail Banking segment's portfolio of average loans held for investment, where loan production has been negatively affected by weak demand for new loans in the current economic environment and intense competition for loans in our markets. The Mortgage Banking segment's average portfolio of loans held for sale decreased $17.9 million during the third quarter and $11.8 million during the first nine months of 2013, compared to the same periods of 2012. The decline in demand for mortgage borrowing and refinancing activity during the third quarter of 2013 resulted in decreases in loan originations of $38.1 million and $27.8 million in the three and nine months ended September 30, 2013, respectively, when compared to the same periods of 2012. The Mortgage Banking segment's average balance of loans held for sale also fluctuates depending on the period of time between mortgage loan origination and sale to a third-party investor.

The overall yield on average loans increased 19 basis points to 9.93 percent for the third quarter of 2013 and eight basis points to 9.94 percent for the first nine months of 2013, when compared to the same periods of 2012. These increases were principally the result of the lower average balance of the Mortgage Banking segment's lower-yielding loans held for sale, the decline in average balance of the Retail Banking segment's loans to nonaffiliates, and the higher average balance of the Consumer Finance segment's higher-yielding loans as a percentage of total loans. In addition, interest income on loans during the three and nine months ended September 30, 2013 includes $307,000 of nonaccrual interest collected in the third quarter of 2013 in connection with the pay-off of $3.0 million of TDRs related to one commercial relationship. The recognition of this interest contributed approximately eight basis points to the yield on loans, the total yield on interest earning assets and the net interest margin for the third quarter of 2013.

Average securities available for sale increased $12.7 million for the third quarter of 2013 and $9.2 million for the first nine months of 2013, compared to the same periods of 2012. The average balance of shorter-term securities of U.S. government agencies and corporations increased $10.0 million and $10.6 million, respectively, while the average balance of longer-term tax exempt municipal securities increased $2.3 million during the third quarter of 2013 and decreased $1.5 million during the first nine months of 2013. Shifts in the mix of investments were attributable to (1) collateral requirements to support public deposits and (2) reinvesting the proceeds from calls and maturities of longer-term investments to shorter-term investments to limit the Corporation's exposure to potential future rising interest rate environments. The lower yield on the securities portfolio during the third quarter and first nine months of 2013 resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding shorter-term securities, as described above.

Average interest-bearing deposits in other banks and Federal funds sold increased $43.5 million and $40.5 million, respectively, during the third quarter and first nine months of 2013, when compared to the same periods of 2012, as a result of deposit growth and lower loan funding needs of the Retail Banking and Mortgage Banking segments. The average yield on these overnight funds increased nine basis points and four basis points during the third quarter and first nine months of 2013, respectively.

Average interest-bearing time and savings deposits increased $24.1 million in the third quarter of 2013 and $26.9 million in the first nine months of 2013, compared to the same periods in 2012. These increases were a result of higher average interest-bearing demand, money market and savings deposits, which was offset in part by lower average certificates of deposit. The average cost of interest-bearing deposits declined 19 basis points during the third quarter of 2013 and 31 basis points during the first nine months of 2013, compared to the same periods of 2012. These decreases resulted from (1) the repricing of time deposits that matured throughout 2012 and into 2013 to lower interest rates, (2) a decline in interest rates paid on NOW, money market deposit and savings accounts in the sustained low interest rate environment and (3) a shift in deposit composition to non-term savings and money market deposits, which pay lower interest rates.

Average borrowings increased $1.9 million and $3.0 million during the third quarter and first nine months of 2013, compared to the same periods of 2012. These increases occurred in retail overnight repurchase agreements with commercial depositors. The average cost of borrowings declined 27 basis points and 42 basis points during the third quarter and first nine months of 2013, compared to the same period of 2012, because of the maturity of $10.0 million of FHLB advances during the third quarter of 2012, which were replaced by advances carrying lower interest rates. In addition, $5.0 million of trust preferred capital notes issued in 2007 converted to a lower variable rate from a higher fixed rate near the end of 2012.

It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities, which are approaching their interest rate floors. If the current volatility in the ten-year treasury yield and in mortgage interest rates continues, the Mortgage Banking segment may continue to experience lower loan demand, particularly for refinancings, which could reduce interest income on loans originated for sale, further contributing to a deterioration in net interest margin. The net interest margin at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that competitors may use to grow market share in automobile financing. This increased competition may result in lower yields as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended September 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$1,790	$—	$—	$1,790
Service charges on deposit accounts	1,010	—	—	—	1,010
Other service charges and fees	682	920	2	51	1,655
Gains on calls of available for sale securities	—	—	—	270	270
Other income	157	226	257	274	914
Total noninterest income	$1,849	$2,936	$259	$595	$5,639

(Dollars in thousands)	Three Months Ended September 30, 2012

	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans*	$—	$2,618	$—	$—	$2,618
Service charges on deposit accounts	823	—	—	—	823
Other service charges and fees	623	1,006	3	53	1,685
Gains on calls of available for sale securities	3	—	—	—	3
Other income	125	174	278	279	856
Total noninterest income	$1,574	$3,798	$281	$332	$5,985

(Dollars in thousands)	Nine Months Ended September 30, 2013

	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$7,068	$—	$—	$7,068
Service charges on deposit accounts	2,930	—	—	—	2,930
Other service charges and fees	2,003	2,493	6	129	4,631
Gains on calls of available for sale securities	6	—	—	270	276
Other income	310	817	827	841	2,795
Total noninterest income	$5,249	$10,378	$833	$1,240	$17,700

(Dollars in thousands)	Nine Months Ended September 30, 2012

	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans*	$—	$5,580	$—	$—	$5,580
Service charges on deposit accounts	2,449	—	—	—	2,449
Other service charges and fees	1,801	2,707	9	144	4,661
Gains on calls of available for sale securities	11	—	—	—	11
Other income	343	568	766	860	2,537
Total noninterest income	$4,604	$8,855	$775	$1,004	$15,238

    * Gains on sales of loans at the Mortgage Banking segment have been restated to conform to current year presentation.

Total noninterest income decreased $346,000, or 5.8 percent, in the third quarter of 2013 and increased $2.5 million, or 16.2 percent, in the first nine months of 2013, compared to the same periods in 2012. The changes in total noninterest income for the three and nine months ended September 30, 2013 were affected by the Mortgage Banking segment's election in the second quarter of 2013 to use fair value accounting for its portfolio of loans held for sale and IRLCs, which resulted in a negative $473,000 fair value adjustment during the third quarter of 2013 and an $823,000 favorable fair value adjustment during the first nine months of 2013. Noninterest income for the Mortgage Banking segment was further affected by volatility in mortgage interest rates, which caused declines of 15.9 percent and 4.5 percent in loan origination volumes during the three and nine months ended September 30, 2013 compared to the same periods in 2012. The Retail Banking segment recognized higher activity-based debit card interchange and overdraft fee income during the third quarter and first nine months of 2013, compared to the same periods in 2012. The Corporation' holding company also recognized a $270,000 gain occurring in the third quarter of 2013 from the sale of preferred stock of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended September 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$4,531	$1,086	$2,047	$198	$7,862
Occupancy expenses	1,115	463	208	5	1,791
Other expenses:
OREO expenses	290	—	—	—	290
Provision for indemnification losses	—	117	—	—	117
Other expenses	1,991	1,219	851	403	4,464
Total other expenses	2,281	1,336	851	403	4,871
Total noninterest expenses	$7,927	$2,885	$3,106	$606	$14,524

(Dollars in thousands)	Three Months Ended September 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits*	$4,006	$1,302	$1,926	$182	$7,416
Occupancy expenses	1,018	468	211	4	1,701
Other expenses:
OREO expenses	485	—	—	—	485
Provision for indemnification losses	—	500	—	—	500
Other expenses	1,549	779	873	99	3,300
Total other expenses	2,034	1,279	873	99	4,285
Total noninterest expenses	$7,058	$3,049	$3,010	$285	$13,402

(Dollars in thousands)	Nine Months Ended September 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$12,740	$3,840	$5,981	$599	$23,160
Occupancy expenses	3,292	1,407	618	12	5,329
Other expenses:
OREO expenses	674	—	—	—	674
Provision for indemnification losses	—	492	—	—	492
Other expenses	5,683	2,644	2,615	1,504	12,446
Total other expenses	6,357	3,136	2,615	1,504	13,612
Total noninterest expenses	$22,389	$8,383	$9,214	$2,115	$42,101

(Dollars in thousands)	Nine Months Ended September 30, 2012
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits*	$11,754	$2,836	$5,648	$657	$20,895
Occupancy expenses	3,024	1,429	629	17	5,099
Other expenses:
OREO expenses	927	—	—	—	927
Provision for indemnification losses	—	955	—	—	955
Other expenses	4,872	2,308	2,429	342	9,951
Total other expenses	5,799	3,263	2,429	342	11,833
Total noninterest expenses	$20,577	$7,528	$8,706	$1,016	$37,827

*Salaries and employee benefits for prior periods at the Mortgage Banking segment have been restated to conform to current year presentation.

Total noninterest expenses increased $1.1 million, or 8.4 percent, in the third quarter of 2013 and increased $4.3 million or 11.3 percent, in the first nine months of 2013, compared to the same periods in 2012. These increases resulted primarily from higher personnel costs at (1) the Retail Banking segment for the three and nine months ended September 30, 2013 due to increased staffing in the branch network to support customer service initiatives and the addition of new personnel dedicated to growing the Bank's commercial and small business loan portfolio and (2) the Consumer Finance segment for the three and nine months ended September 30, 2013 due to an increase in the number of personnel to support expansion into new markets and loan growth. Personnel costs at the Mortgage Banking segment declined during the third quarter of 2013 compared to the third quarter of 2012 due to lower production-based expenses because of the lower volume of loan originations; however personnel costs at the Mortgage Banking segment increased during the first nine months of 2013 compared to the first nine months of 2012 due to higher income-based expenses, as well as higher non-production based compensation associated with the expansion into Virginia Beach, Virginia and with regulatory compliance. In addition, the Retail Banking segment recognized a loss on the sale of a facility previously used for the Bank's deposit operations in West Point, Virginia and the Corporation's holding company recognized $1.1 million in transaction costs associated with the Corporation's acquisition of CVB. These increases were partially offset by a lower provision for indemnification losses in connection with loans sold to investors at the Mortgage Banking segment and lower foreclosed properties expenses at the Retail Banking segment.

Income Taxes

Income tax expense for the third quarter of 2013 totaled $1.5 million, resulting in an effective tax rate of 30.7 percent, compared to $2.2 million and 32.5 percent for the third quarter of 2012. Income tax expense for the first nine months of 2013 totaled $5.6 million, resulting in an effective tax rate of 32.7 percent, compared to $5.9 million and 32.0 percent for the first nine months of 2012. The decline in the effective tax rate during the third quarter of 2013 compared to the third quarter of 2012 was a result of higher earnings at the Retail Banking segment, which generates tax-exempt income and is exempt from state income taxes. The increase in the effective tax rate during the first nine months of 2013 was a result of $549,000 of nondeductible transaction expenses during the first nine months of 2013 associated with the acquisition of CVB, compared to no such expenses in 2012.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2013	2012
Allowance, beginning of period	$34,769	$35,457
Provision for loan losses:
Retail Banking segment	—	450
Mortgage Banking segment	15	30
Consumer Finance segment	3,825	2,485
Total provision for loan losses	3,840	2,965
Loans charged off:
Real estate—residential mortgage	269	142
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	27	1,472
Equity lines	89	—
Consumer	59	73
Consumer finance	4,295	2,629
Total loans charged off	4,739	4,316
Recoveries of loans previously charged off:
Real estate—residential mortgage	13	4
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	110	84
Equity lines	—	79
Consumer	24	56
Consumer finance	844	661
Total recoveries	991	884
Net loans charged off	3,748	3,432
Allowance, end of period	$34,861	$34,990
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.30%	1.44%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	5.17%	2.93%

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Allowance, beginning of period	$35,907	$33,677
Provision for loan losses:
Retail Banking segment	1,000	1,950
Mortgage Banking segment	75	135
Consumer Finance segment	9,065	6,465
Total provision for loan losses	10,140	8,550
Loans charged off:
Real estate—residential mortgage	744	780
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	2,297	1,874
Equity lines	126	120
Consumer	287	245
Consumer finance	10,656	6,731
Total loans charged off	14,110	9,750
Recoveries of loans previously charged off:
Real estate—residential mortgage	99	27
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	170	120
Equity lines	27	79
Consumer	103	155
Consumer finance	2,525	2,132
Total recoveries	2,924	2,513
Net loans charged off	11,186	7,237
Allowance, end of period	$34,861	$34,990
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	1.03%	0.87%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.83%	2.37%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For the nine months ended September 30, 2013, the annualized net charge-off ratio for the combined Retail Banking and Mortgage Banking segments includes a $2.1 million charge-off for a single commercial lending relationship. As of September 30, 2013, the Corporation does not anticipate incurring similar charge-offs of large lending relationships during the remainder of 2013.

Table 6 discloses the allocation of the allowance for loan losses at September 30, 2013 and December 31, 2012.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	September 30, 2013	December 31, 2012
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,250	$2,358
Real estate—construction [1]	474	424
Commercial, financial and agricultural [2]	8,025	9,824
Equity lines	797	885
Consumer	248	283
Consumer finance	23,067	22,133
Balance	$34,861	$35,907

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate—residential mortgage	$149,836	$1,768	$1,856	$1,993	$155,453
Real estate—construction [2]	3,538	—	2,649	—	6,187
Commercial, financial and agricultural [3]	171,466	4,200	18,357	1,891	195,914
Equity lines	31,591	1,066	704	173	33,534
Consumer	4,695	3	52	188	4,938
	$361,126	$7,037	$23,618	$4,245	$396,026

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$286,858	$1,253	$288,111

[1]	At September 30, 2013, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction [2]	2,133	—	2,929	—	5,062
Commercial, financial and agricultural [3]	167,693	6,678	21,247	9,434	205,052
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$277,531	$655	$278,186

[1]	At December 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The combined Retail Banking and Mortgage Banking segments’ allowance for loan losses decreased $2.0 million since December 31, 2012, and the provision for loan losses at these combined segments decreased $465,000 and $1.0 million during the third quarter and first nine months of 2013, compared to the same periods in 2012. The allowance for loan losses to total loans for these combined segments declined to 2.98 percent at September 30, 2013, compared to 3.46 percent at December 31, 2012. These declines resulted from improved credit quality in part due to the resolution of certain nonperforming notes, as discussed below. Substandard nonaccrual loans decreased to $4.2 million at September 30, 2013 from $11.5 million at December 31, 2012. The decline in these balances and the allowance ratio occurred primarily as a result of (1) the sale of $10.9 million of TDRs related to one commercial relationship, $5.2 million of which was classified as nonaccruing at December 31, 2012 and (2) the pay-off of $2.0 million of TDRs related to one commercial relationship, which was classified as nonaccrual at December 31, 2012. The sale of notes referred to above resulted in a $2.1 million charge-off. Loss reserves that had previously been recorded for this relationship were adequate to cover the associated charge-off. Special mention and substandard loans also decreased as a result of improved loan performance. We believe that the current level of the allowance for loan losses at the combined Retail Banking and Mortgage Banking segments is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $23.1 million at September 30, 2013 from $22.1 million at December 31, 2012, and its provision for loan losses increased $1.3 million and $2.6 million during the third quarter and first nine months of 2013, compared to the same periods in 2012. The allowance for loan losses as a percentage of loans at September 30, 2013 was 8.01 percent, compared with 7.96 percent at December 31, 2012. The increase in the provision for loan losses during the three and nine months ended September 30, 2013 was primarily attributable to higher net charge-offs, which resulted from the uncertain economic conditions, lower resale prices of repossessed vehicles and borrowers' willingness to default on existing debt in response to credit easing by competitors. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if the level of the inventory of repossessed vehicles increases resulting in declining values of automobiles securing outstanding loans, or if the current economic environment and credit easing by competitors in the automobile financing sector continues to contribute to an increase in the segment's defaults, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at September 30, 2013 and December 31, 2012.

TABLE 8: Nonperforming Assets

Retail Banking and Mortgage Banking Segments

(Dollars in thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans* - Retail Banking	$4,245	$11,461
Nonaccrual loans - Mortgage Banking	—	—
OREO** - Retail Banking	3,780	6,236
OREO** - Mortgage Banking	—	—
Total nonperforming assets	$8,025	$17,697
Accruing loans past due for 90 days or more	$96	$—
Troubled debt restructurings	$3,921	$16,492
Total loans	$396,027	$398,004
Allowance for loan losses	$11,794	$13,774
Nonperforming assets to total loans and OREO*	2.01%	4.38%
Allowance for loan losses to total loans	2.98	3.46
Allowance for loan losses to nonaccrual loans	277.83	120.18

*	Nonaccrual loans include nonaccrual TDRs of $2.63 million at September 30, 2013 and $9.80 million at December 31, 2012.
**	OREO is recorded at its estimated fair value less cost to sell.

 Consumer Finance Segment

(Dollars in thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans	$1,253	$655
Accruing loans past due for 90 days or more	$—	$—
Total loans	$288,111	$278,186
Allowance for loan losses	$23,067	$22,133
Nonaccrual consumer finance loans to total consumer finance loans	0.43%	0.24%
Allowance for loan losses to total consumer finance loans	8.01	7.96

Nonperforming assets of the combined Retail Banking and Mortgage Banking segments totaled $8.0 million at September 30, 2013, compared to $17.7 million at December 31, 2012, a 57 percent decrease during the first nine months of 2013. Nonperforming assets at September 30, 2013 included $4.2 million of nonaccrual loans at the Retail Banking segment, compared to $11.5 million at December 31, 2012, and $3.8 million of OREO compared to $6.2 million at December 31, 2012. The decrease in nonaccrual loans since December 31, 2012 was primarily attributable to the sale of notes related to one commercial relationship, $5.2 million of which was on nonaccrual status at December 31, 2012, as well as the pay-off of notes related to another commercial relationship, $1.7 million of which was on noaacrual status at December 31, 2012. The note sale resulted in a $2.1 million charge-off which reduced the combined Retail Banking and Mortgage Banking segments' ratio of the allowance for loan losses to total loans to 2.98 percent at September 30, 2013 from 3.46 percent at December 31, 2012. Despite the decline in this ratio, the ratio of the allowance for loan losses to nonaccrual loans increased to 277.83 percent at September 30, 2013 from 120.18 percent at December 31, 2012. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. OREO properties at September 30, 2013 primarily consisted of residential and non-residential properties associated with commercial relationships. These properties have been written down to their estimated fair values less cost to sell. The 39.4 percent decline in OREO properties since December 31, 2012 resulted from sales during the first nine months of 2013 as the Corporation continues to focus efforts on disposing of OREO property, as well as additional write-downs based on updated appraisals.

Nonaccrual loans at the Consumer Finance segment increased to $1.3 million at September 30, 2013 from $655,000 at December 31, 2012. As noted above, the allowance for loan losses at the Consumer Finance segment increased from $22.1 million at December 31, 2012 to $23.1 million at September 30, 2013, and the ratio of the allowance for loan losses to total consumer finance loans was 8.01 percent as of September 30, 2013, compared with 7.96 percent at December 31, 2012. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at September 30, 2013, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$1,987	$2,063	$408	$2,012	$70
Commercial, financial and agricultural:
Commercial real estate lending	2,756	2,789	506	2,770	62
Builder line lending	14	16	4	14	—
Commercial business lending	507	507	132	516	6
Consumer	7	7	1	8	8
Total	$5,271	$5,382	$1,051	$5,320	$146

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2012, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance- Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition and development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

Impaired loans at September 30, 2013 and December 31, 2012 were $5.3 million and $16.5 million, respectively. As previously described, the decline in impaired loans during the first nine months of 2013 resulted primarily from the sale and pay-off of notes, $10.9 million of which were TDRs at December 31, 2012. The Corporation has no obligation to fund additional advances on its impaired loans.

TDRs at September 30, 2013 and December 31, 2012 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	September 30, 2013	December 31, 2012
Accruing TDRs	$2,645	$6,692
Nonaccrual TDRs[1]	2,626	9,800
Total TDRs[2]	$5,271	$16,492

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At September 30, 2013, the Corporation had total assets of $983.6 million compared to $977.0 million at December 31, 2012. The increase was principally a result of an increase in consumer finance loans and an increase in interest-bearing deposits in other banks due to excess liquidity provided by reduced loan funding needs of the Mortgage Banking segment, which were partially offset by a decline in OREO due to sales during 2013 and a decline in the fair value of the Corporation's investment portfolio. The decision to deploy excess liquidity in interest-bearing deposits in other banks was influenced by the lack of attractively-priced investment securities available for purchase during the first nine months of 2013 and continued weak loan demand at the Retail Banking segment in the current economic environment and intense competition for loans.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$155,453	23%	$149,257	22%
Real estate – construction [1]	6,187	1	5,062	1
Commercial, financial and agricultural [2]	195,914	28	205,052	30
Equity lines	33,534	5	33,324	5
Consumer	4,938	1	5,309	1
Consumer finance	288,111	42	278,186	41
Total loans	684,137	100%	676,190	100%
Less allowance for loan losses	(34,861)		(35,907)
Total loans, net	$649,276		$640,283

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The increase in loans held for investment since December 31, 2012 was primarily attributable to growth in the Retail Banking segment's residential mortgage loan portfolio and in the Consumer Finance segment's loan portfolio. These increases were offset in part by a decline in the Retail Banking segment's commercial loan portfolio.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, changes in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2013 and December 31, 2012, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$21,457	15%	$24,649	16%
Mortgage-backed securities	2,986	2	2,189	2
Obligations of states and political subdivisions	122,718	83	125,875	82
Total debt securities	147,161	100%	152,713	100%
Preferred stock	—	—	104	*
Total available for sale securities at fair value	$147,161	100%	$152,817	100%

*	Less than one percent.

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at September 30, 2013 and December 31, 2012, see Note 2 to the consolidated financial statements filed with this Report.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $685.2 million at September 30, 2013, compared to $686.2 million at December 31, 2012. This decline resulted primarily from (1) a $26.5 million decrease in public deposits, which fluctuate in accordance with funding requirements of the municipal depositors and (2) a $9.6 million decrease in time deposits as depositors continue to shift funds to non-term deposits. These decreases were mostly offset by increases in money market accounts and noninterest-bearing demand deposits, which reflects depositors' preference for non-term deposits. The Corporation had $2.3 million in brokered money market deposits outstanding at September 30, 2013, compared to $2.8 million at December 31, 2012. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $167.3 million at September 30, 2013 from $162.7 million at December 31, 2012 as a result of a $4.6 million increase in retail overnight repurchase agreements with commercial depositors, the level of which is a function of the deposit balances maintained by these depositors.

Off-Balance Sheet Arrangements

During the second quarter of 2013, the Corporation began selling a portion of loans originated for sale on a mandatory delivery basis, while continuing to sell the majority of its loans on a best efforts delivery basis. In order to mitigate the effect of changes in interest rates on loans that are to be sold in the secondary market, the Corporation entered into forward sales contracts on loans and MBS. Forward sales contracts are recorded at fair value with changes in fair value recorded in noninterest income. As of September 30, 2013, the notional value and fair value of the Corporation's forward sales contracts were $113.0 million and $541,000, respectively.

Contractual Obligations

As of September 30, 2013, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at September 30, 2013 totaled $77.7 million, compared to $63.3 million at December 31, 2012. The increase in liquid assets since December 31, 2012 resulted primarily from reduced funding needs of the Mortgage Banking segment, coupled with deposit growth. The Corporation’s funding sources for borrowings, including the capacity, amount outstanding and amount available at September 30, 2013 are presented in Table 13.

TABLE 13: Funding Sources

	September 30, 2013
(Dollars in thousands)	Capacity	Outstanding	Available
Federal funds purchased	$59,000	$—	$59,000
Wholesale repurchase agreements	5,000	5,000	—
Borrowings from FHLB	126,699	52,500	74,199
Borrowings from Federal Reserve Bank	42,331	—	42,331
Revolving line of credit	120,000	75,487	44,513
Total	$353,030	$132,987	$220,043

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

Capital Resources

The Corporation’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total Capital (to Risk-Weighted Assets)
Corporation	$130,229	18.2%	$57,108	8.0%	N/A	N/A
Bank	126,444	17.8	56,835	8.0	$71,044	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	120,986	17.0	28,554	4.0	N/A	N/A
Bank	117,292	16.5	28,418	4.0	42,626	6.0
Tier 1 Capital (to Average Assets)
Corporation	120,986	12.4	39,057	4.0	N/A	N/A
Bank	117,292	12.1	38,917	4.0	48,647	5.0

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Corporation	$118,824	16.6%	$57,216	8.0%	N/A	N/A
Bank	115,892	16.3	56,970	8.0	$71,213	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	109,552	15.3	28,608	4.0	N/A	N/A
Bank	106,657	15.0	28,485	4.0	42,728	6.0
Tier 1 Capital (to Average Assets)
Corporation	109,552	11.5	38,205	4.0	N/A	N/A
Bank	106,657	11.2	38,091	4.0	47,613	5.0

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

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Other than as disclosed in this Item 1A, "Risk Factors," there have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by those disclosed in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

ITEM  2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Corporation's Common Stock that occurred during the three months ended September 30, 2013.

(Dollars in thousands)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	$—	—	$—
August 1, 2013 - August 31, 2013	125	57.43	—	—
September 1, 2013 - September 30, 2013	—	—	—	—
Total	125	$57.43	—	$—

1 These shares were withheld from an employee to satisfy tax withholding obligations arising upon the vesting of restricted shares.

ITEM 6.	EXHIBITS

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

10.31

Securities Purchase Agreement dated as of July 17, 2013 by and among the United States Department of the Treasury, Central Virginia Bankshares, Inc. and C&F Financial Corporation (incorporated by reference to Exhibit 10.31 to Form 8-K filed July 22, 2013)

10.32

Amendment No. 1 to Securities Purchase Agreement dated as of September 13, 2013 by and among the United States Department of the Treasury, Central Virginia Bankshares, Inc. and C&F Financial Corporation (incorporated by reference to Exhibit 10.32 to Form 8-K filed October 2, 2013)

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

C&F FINANCIAL CORPORATION
(Registrant)

Date	November 7, 2013	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	November 7, 2013	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)