Form 10-K
period 2013-12-31
C & F FINANCIAL CORP
filed 2014-03-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was $172,111,461.

There were 3,403,859 shares of common stock outstanding as of February 27, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 15, 2014 are incorporated by reference in Part III of this report.

PART I

ITEM 1.          BUSINESS

General

C&F Financial Corporation (the Corporation) is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of Citizens and Farmers Bank (C&F Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. C&F Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. C&F Bank has the following five wholly-owned subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•	C&F Mortgage Corporation and its wholly-owned subsidiaries Hometown Settlement Services LLC and Certified Appraisals LLC

•	C&F Finance Company and its wholly-owned subsidiary C&F Remarketing LLC

•	C&F Investment Services, Inc.

•	C&F Insurance Services, Inc.

•	C&F Title Agency, Inc.

On October 1, 2013, the Corporation acquired all of the outstanding common stock of Central Virginia Bankshares, Inc. (CVBK) in an all-cash transaction in which CVBK shareholders received $0.32 for each share of CVBK common stock they owned, or approximately $846,000 in the aggregate. In addition, the Corporation purchased from the U.S. Treasury for $3.4 million all of CVBK's preferred stock and warrants issued to the U.S. Treasury under the Capital Purchase Program (CPP). CVBK is a one-bank holding company incorporated under the laws of the Commonwealth of Virginia. CVBK owns all of the stock of Central Virginia Bank (CVB), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. CVB's sole subsidiary, CVB Title Services, Inc., was incorporated under the laws of the Commonwealth of Virginia for the primary purpose of owning membership interests in two insurance-related limited liability companies. The Corporation is in the process of obtaining regulatory approval to merge CVBK into the Corporation and CVB into C&F Bank. Management anticipates that these mergers will take place late in the first quarter of 2014.

The Corporation operates in a decentralized manner in three principal business activities: (1) retail banking through C&F Bank and CVB, (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). The following general business discussion focuses on the activities within each of these segments.

In addition, the Corporation conducts brokerage activities through C&F Investment Services, Inc., insurance activities through C&F Insurance Services, Inc. and title insurance services through C&F Title Agency, Inc. and CVB Title Services, Inc. The financial position and operating results of any one of these subsidiaries are not significant to the Corporation as a whole and are not considered principal activities of the Corporation at this time.

The Corporation also owns three non-operating subsidiaries, C&F Financial Statutory Trust II (Trust II) formed in December 2007, C&F Financial Statutory Trust I (Trust I) formed in July 2005, and, by virtue of the Corporation's acquisition of CVBK, Central Virginia Bankshares Statutory Trust I (CVBK Trust I) formed in December 2003. These trusts were formed for the purpose of issuing $10.0 million each for Trust II and Trust I of the Corporation's junior subordinated debt securities, and $5.0 million for CVBK Trust I of CVBK's junior subordinated debt securities in private placements to institutional investors. Trust II and Trust I are unconsolidated subsidiaries of the Corporation and CVBK Trust I is an unconsolidated subsidiary of CVBK. The principal assets of these trusts are $10.3 million each for Trust II and Trust I of the Corporation's junior subordinated debt securities and $5.2 million for CVBK Trust I of CVBK's junior subordinated debt securities (such securities of the Corporation and of CVBK referred to herein as “trust preferred capital notes”) that are reported as liabilities of the consolidated Corporation.

Retail Banking

We provide retail banking services through C&F Bank and CVB (collectively, the Banks). C&F Bank provides retail banking services at its main office in West Point, Virginia, and 17 Virginia branches located one each in Chester, Hampton, Mechanicsville, Midlothian, Newport News, Norge, Providence Forge, Quinton, Saluda, Sandston, Varina, West Point and Yorktown, and two each in Williamsburg and Richmond. CVB provides retail banking services at its main office in Powhatan, Virginia, and six Virginia branches located one each in Cartersville, Cumberland and Richmond, and three in Midlothian. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Banks also offer ATMs, internet banking and debit and credit cards, as well as travelers’ checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2013, assets of the Retail Banking segment totaled $1.16 billion. For the year ended December 31, 2013, the net income for this segment totaled $3.3 million. The Retail Banking segment's total assets and net income as of and for the year ended December 31, 2013 include CVB's total assets as of December 31, 2013 and CVB's results of operations from October 1, 2013, the date of acquisition.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 13 locations in Virginia, two in Maryland and one in Gastonia, North Carolina. The Virginia offices are located one each in Charlottesville, Fishersville, Fredericksburg, Glen Allen, Hanover, Harrisonburg, Lynchburg, Newport News, Roanoke, Virginia Beach and Williamsburg, and two in Midlothian. The Maryland offices are located in Annapolis and Waldorf. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Wells Fargo Home Mortgage; Franklin American Mortgage Company; Penny Mac Corporation; and the Virginia Housing Development Authority (VHDA). C&F Mortgage does not securitize loans. C&F Bank may also purchase permanent loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA), and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans is non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Through its subsidiaries, C&F Mortgage also provides ancillary mortgage loan origination services for loan settlement and residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2013, assets of the Mortgage Banking segment totaled $50.8 million. For the year ended December 31, 2013, net income for this segment totaled $2.0 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Missouri, North Carolina, Ohio, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia, in Nashville, Tennessee and in Hunt Valley, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. The typical borrowers on the retail installment sales contracts purchased have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2013, assets of the Consumer Finance segment totaled $278.9 million. For the year ended December 31, 2013, net income for this segment totaled $10.5 million.

Employees

At December 31, 2013, we employed 643 full-time equivalent employees. We consider relations with our employees to be excellent.

Competition

Retail Banking

In the Banks' market area, we compete with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds, brokerage firms and insurance companies. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks and interstate branching, and expansion of community and regional banks into our service areas.

The banking business in Virginia, and in the Banks' primary service area in the Hampton to Richmond corridor, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, efficiencies through economies of scale and, by virtue of their greater total capitalization, substantially higher lending limits than the Banks.

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

No material part of the Banks' business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Banks' business.

Mortgage Banking

C&F Mortgage competes with large national and regional banks, credit unions, smaller regional mortgage lenders and small local broker operations. Due to the increased regulatory and compliance burden, the industry has seen a consolidation in the number of competitors in the marketplace. The guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) continue to be stringent and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. The housing markets in which C&F Mortgage competes have continued to be less than robust. More recently, increases in the 10-year treasury rate have caused mortgage rates to increase, which in turn caused a significant decline in refinance activity. These conditions have a dramatic effect on mortgage banking.

The competitive factors faced by C&F Mortgage may change due to the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act). The Dodd-Frank Act affects many aspects of mortgage finance regulation, which may result in changes to the competitive landscape in the future. The many modifications introduced have required or will require extensive rulemaking, and the full effect of the Dodd-Frank Act and the size of the related compliance burden will not be known for some time to come. The reforms to mortgage lending encompass broad new restrictions on lending practices and loan terms, amend price thresholds for certain lending segments, add new disclosure forms and procedures for all mortgages, and mandate stronger legal liabilities in connection with real estate finance. In addition, the Dodd-Frank Act authorizes the Consumer Financial Protection Bureau (the CFPB) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay (for which the finalized rules became effective in January 2014), and allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the Dodd-Frank Act and CFPB regulations. While C&F Mortgage is continuing to evaluate all aspects of the Dodd-Frank Act and regulations issued pursuant thereto and by the CFPB, such legislation and regulations could materially and adversely affect the manner in which it conducts its mortgage business, result in heightened federal regulation and oversight of its business activities, and result in increased costs and potential litigation associated with its business activities. Given the far-reaching effect of the Dodd-Frank Act and CFPB regulations on mortgage finance, compliance with the requirements of the Dodd-Frank Act and CFPB regulations may require substantial changes to mortgage lending systems and processes and other implementation efforts.

To operate profitably in this environment, lenders must have a high level of operational and risk management skills and be able to attract and retain top mortgage origination talent. C&F Mortgage competes by attracting the top sales people in the industry, providing an operational infrastructure that manages regulatory changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

No material part of C&F Mortgage’s business is dependent upon a single customer and the loss of any single customer would not have a materially adverse effect upon C&F Mortgage’s business. However, given the current regulatory and compliance environment in which C&F Mortgage operates, strategies are being implemented to mitigate any significant disruption in C&F Mortgage's direct or indirect access to the secondary market for residential mortgage loans. C&F Mortgage, like all residential mortgage lenders, would be affected by the inability of Fannie Mae, Freddie Mac, the FHA or the VA to purchase or guarantee loans. Although C&F Mortgage sells loans to various intermediaries, the ability of these aggregators to purchase or guarantee loans would be limited if these government-sponsored entities cease to exist or materially limit their purchases or guarantees of mortgage loans or suffer deteriorations in their financial condition.

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

During 2008 and 2009, there was a significant contraction in the number of institutions providing automobile financing for the non-prime market. This contraction accompanied the economic downturn and the tightening of credit, which contributed to increasing defaults, a decline in collateral values and higher charge-offs.  As these issues have abated, institutions with access to capital have begun to re-enter the market, resulting in intensified competition for loans and qualified personnel and, to a lesser extent thus far, credit easing. To continue to operate profitably, lenders must have a high level of operational and risk management skills and access to competitive costs of funds.

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

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Corporation’s and the Banks’ operations.

As previously disclosed, the Corporation plans to merge CVBK with and into the Corporation, with the Corporation surviving, and merge CVB with and into C&F Bank, with C&F Bank surviving. The Corporation expects that these mergers will be effective during the later part of the first quarter of 2014. The following discussion focuses on regulation and supervision of the Corporation and C&F Bank. As a bank holding company, CVBK is subject to substantially similar regulations as the Corporation. Because CVB is a Virginia chartered banking corporation and is a member of the Federal Reserve System, CVB is subject to substantially similar regulations as C&F Bank and is also subject to additional regulations applicable to bank members of the Federal Reserve System.

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Act, which was adopted on July 21, 2010 and, in part, is intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Corporation continues to experience a period of rapidly changing regulations. These regulatory changes could have a significant effect on how the Corporation conducts its business. The specific implications of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be predicted and will depend to a large extent on the specific regulations that are adopted in the coming months and years to implement regulatory reform initiatives.

Regulation of the Corporation

As a bank holding company, the Corporation is subject to the Bank Holding Company Act of 1956 (the BHCA) and regulation and supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). Pursuant to the BHCA the Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

Each of the Banks' depository accounts is insured by the Federal Deposit Insurance Corporation (the FDIC) against loss to the depositor to the maximum extent permitted by applicable law, and federal law and regulatory policy impose a number of obligations and restrictions on the Corporation and C&F Bank to reduce potential loss exposure to depositors and to the FDIC insurance funds. For example, pursuant to the Dodd-Frank Act and Federal Reserve policy, a bank holding company must commit resources to support its subsidiary depository institutions, which is referred to as serving as a "source of strength." In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (DIF) as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damage is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

The Federal Deposit Insurance Act (the FDIA) provides that amounts received from the liquidation or other resolution of any insured depository institution must be distributed, after payment of secured claims, to pay the deposit liabilities of the institution before payment of any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders if a receiver is appointed to distribute the assets of a bank.

The Corporation also is subject to regulation and supervision by the State Corporation Commission of Virginia. The Corporation also must file annual, quarterly and other periodic reports with, and comply with other regulations of, the Securities and Exchange Commission (the SEC).

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines that currently apply to banking organizations they supervise. Under the currently applicable risk-based capital requirements, the Corporation and the Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. As long as the Corporation has total consolidated assets of less than $15 billion, under currently applicable capital standards the Corporation may include in Tier 1 and total capital the Corporation’s trust preferred securities that were issued before May 19, 2010. The currently applicable capital guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In July 2013, the federal bank regulatory agencies adopted final rules (i) to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and (ii) for calculating risk-weighted assets (collectively, the Basel III Final Rules). These final rules establish a new comprehensive capital framework for U.S. banking organizations, require bank holding companies and their bank subsidiaries to maintain substantially more capital with a greater emphasis on common equity, and make selected changes to the calculation risk-weighted assets. The Basel III Final Rules, among other things, (i) introduce as a new capital measure “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. The Basel III Capital Rules implement the new minimum capital ratios and risk-weighting calculations on January 1, 2015, and Basel III's capital conservation buffer and regulatory capital adjustments and deductions will be phased in from 2015 to 2019.

When fully phased in, the Basel III Final Rules will require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules also implement a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III Final Rules provide new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

The Basel III Final Rules also revise the general rules for calculating a banking organization's total risk-weighted assets and the risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

Limits on Dividends

The Corporation is a legal entity that is separate and distinct from C&F Bank. A significant portion of the revenues of the Corporation result from dividends paid to it by C&F Bank. Both the Corporation and C&F Bank are subject to laws and regulations that limit the payment of dividends, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the FDIA prohibits insured depository institutions such as C&F Bank from making capital distributions, including paying dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or C&F Bank to pay dividends.

On June 30, 2010, CVBK and CVB entered into a written agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions (VBFI). Among other things, the written agreement restricts CVBK and CVB from paying dividends and making other capital distributions without the written consent of the Federal Reserve Bank and the VBFI. Since acquiring CVBK and CVB on October 1, 2013, this restriction has not significantly affected the operations of the Corporation or C&F Bank. The Corporation anticipates merging CVBK with and into the Corporation and CVB with and into C&F Bank during the later part of the first quarter of 2014, and further anticipates that the written agreement will terminate upon completion of these mergers.

The Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Corporation and the Banks.  Provisions that significantly affect the business of the Corporation and the Banks include the following:

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

•

Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

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

•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage,” subject to certain exceptions.
•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volker Rule).
•	Implement corporate governance revisions that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act remain subject to future rulemaking, making it difficult to anticipate the overall financial impact on the Corporation, its subsidiaries, its customers or the financial industry more generally. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below.

Insurance of Accounts, Assessments and Regulation by the FDIC

The Banks' deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. As of January 1, 2014, the basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate depends upon the institution's assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

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

Regulation of the Banks and Other Subsidiaries

The Banks are subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI) and their primary federal regulator, which is the FDIC in the case of C&F Bank and the Federal Reserve Board in the case of CVB. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the VBFI is required for a Virginia chartered bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (CRA) and fair housing initiatives, and the applicant's compliance with and the effectiveness of the subject organizations in combating money laundering activities.

Community Reinvestment Act. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2012, C&F Bank and CVB each received a "Satisfactory" CRA rating.

Federal Home Loan Bank of Atlanta. C&F Bank and CVB are members of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As members, the Banks must purchase and maintain stock in the FHLB. At December 31, 2013, C&F bank owned $3.5 million and CVB owned $464,000 of FHLB stock.

Federal Reserve Bank Stock. CVB is a member of the Federal Reserve System. As a member, CVB must purchase and maintain stock in the Federal Reserve Bank. The stock may not be sold, traded, or pledged as security for a loan; dividends are, by law, six percent per year. At December 31, 2013, CVB owned $347,000 of Federal Reserve Bank stock.

Consumer Protection. The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act and the Real Estate Settlement Procedures Act).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve and to C&F Bank by the FDIC. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve and FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Corporation cannot be determined with certainty.

Mortgage Banking Regulation. In connection with making mortgage loans, the Banks are subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases, restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Banks' mortgage origination activities are subject to the Equal Credit Opportunity Act (ECOA), Truth-in-Lending Act (TILA), Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

The Banks' mortgage origination activities are also subject to Regulation Z, which implements TILA. As recently amended and effective January 10, 2014, certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Corporation’s Mortgage Banking segment predominately originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

In addition to certain regulations applicable to the Banks, the Corporation’s Mortgage Banking segment is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development (HUD), the FHA, the USDA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees.

Consumer Financing Regulation. The Corporation’s Consumer Finance segment also is regulated by the VBFI and the states and jurisdictions in which it operates, and the segment's lending operations are subject to numerous federal regulations over which the CFPB has rulemaking authority and regarding which enforcement authority is shared by the Federal Reserve, the FDIC, the Department of Justice and the Federal Trade Commission. The VBFI regulates and enforces laws relating to consumer lenders and sales finance agencies such as C&F Finance. Such rules and regulations generally provide for licensing of sales finance agencies; limitations on amounts, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights.

Certain federal regulatory agencies, and in particular, the CFPB, the Federal Trade Commission, and the Federal Reserve, have recently become more active in investigating the products, services and operations of banks and other finance companies engaged in auto finance activities. These investigations have extended to banks that engage in indirect automobile lending, and the CFPB has released regulatory guidance that deems automobile lenders within the CFPB’s jurisdiction responsible for ECOA noncompliance even if such noncompliance is a result of dealer lending practices. As of January 1, 2014, the Corporation and C&F Finance are not subject to supervision by the CFPB.

Other Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2013, the Banks were each considered “well capitalized.”

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

As required by the Dodd-Frank Act, in March 2011 the SEC and the federal bank regulatory agencies proposed regulations that would prohibit financial institutions with assets of at least $1 billion from maintaining executive compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that could lead to material financial loss. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives and will require the Corporation to submit annual reports to the Federal Reserve regarding the Corporation’s incentive compensation. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance. The comment period for these proposed regulations has closed and a final rule has not yet been published.

Financial Holding Company Status. As provided by the Gramm-Leach-Bliley Act of 1999 (GLBA), a bank holding company may become eligible to engage in activities that are financial in nature or incident or complimentary to financial activities by qualifying as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the Federal Reserve Board a declaration of its intention to become a financial holding company. To date, the Corporation has not filed a declaration to become a financial holding company, and qualification as such by other bank holding companies has not had a material effect on the Corporation's or the Banks' business.

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

The Corporation is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (FBI) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Banks find any relationships or transactions, they must file a suspicious activity report with the U.S. Department of the Treasury (the Treasury) and contact the FBI. The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. If the Banks find a name of an "enemy" of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, these laws and programs do not materially affect the Banks' products, services or other business activities.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with less than $10 billion in total consolidated assets, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization's financial condition. Based on existing regulatory guidance, the Corporation and the Banks will be expected to consider the institution's interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). On December 10, 2013, the U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) adopted final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015. However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule effective April 1, 2014 to exempt CDOs backed by TruPS from the Volker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013. Neither the Corporation nor the Banks currently have any CDO investments, and the Corporation believes that its financial condition will not be significantly affected by the Volcker Rule, the final rule or the interim rule.

Written Agreement of CVBK and CVB, and Acquisition of CVBK by the Corporation

On June 30, 2010, CVBK and CVB entered into a written agreement with the Federal Reserve Bank of Richmond and the VBFI (the Written Agreement). The written agreement required CVBK and CVB to submit plans to the Federal Reserve Bank and the VBFI to improve the financial condition, operational condition, management and oversight of CVBK and CVB, respectively. The Written Agreement also restricts CVBK and CVB from paying dividends and making other capital distributions without the written consent of the Federal Reserve Bank and the VBFI. Since acquiring CVBK and CVB on October 1, 2013, the Written Agreement has not significantly affected the operations of the Corporation or C&F Bank. Additionally, in connection with the acquisition of CVBK, the Corporation committed to its federal and state banking regulators that the Corporation would commit management and financial resources to solidify the operational and financial condition of CVBK and CVB.

The Corporation believes that CVBK and CVB are in substantial compliance with the Written Agreement, and that the Corporation has provided sufficient management and financial resources to solidify the condition of CVBK and CVB. The Corporation anticipates completing the mergers of CVBK with and into the Corporation and CVB with and into the C&F Bank during the later part of the first quarter of 2014, and further anticipates that the Written Agreement will terminate upon completion of these mergers.

Future Regulation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Corporation in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Corporation cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Corporation. A change in statutes, regulations or regulatory policies applicable to the Corporation or any of its subsidiaries could have a material effect on the business of the Corporation.

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

A continuation or deterioration of the current economic environment could adversely affect the Corporation’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Overall, during 2013 the economic environment has been adverse for many households and businesses in our markets, the Commonwealth of Virginia and the United States. Dramatic declines in the housing market that began during the recession have resulted in significant write-downs of asset values by financial institutions. The Corporation has recognized elevated loan loss provisions and write-downs and other expenses associated with foreclosed properties beginning in 2008 as the level of nonperforming assets increased throughout the period. The economic recovery has been less than robust and there can be no assurance that the measured economic recovery will continue. The continued high levels of unemployment coupled with the continued stagnation in the housing market has and may continue to have an adverse effect on the Corporation’s results of operations.

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

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry regulatory environment within the United States and mandates significant changes in the financial regulatory landscape that will affect all financial institutions, including the Corporation. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, have been given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations, many of which have not been finalized. Consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations, and it remains too early to fully assess the complete effect of the Dodd-Frank Act and related regulatory rulemaking processes on our business, financial condition or results of operations.

The Dodd-Frank Act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which when considered in connection with the Basel III capital framework and related regulatory proposals could significantly limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

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

The Basel III capital framework will require higher levels of capital and liquid assets, which could adversely affect the Corporation's net income and return on equity.

The Basel III capital framework represents the most comprehensive overhaul of the U.S. banking capital framework in over two decades. This new capital framework and related changes to the standardized calculations of risk-weighted assets are complex and create additional compliance burdens, especially for community banks. The Basel III Capital Rules require bank holding companies and their subsidiaries, such as the Corporation and C&F Bank, to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Capital Rules, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Corporation believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules, as currently scheduled to be effective and implemented. However, the Corporation can offer no assurances with regard to the ultimate effect of the Basel III Capital Rules, and satisfying increased capital requirements imposed by the Basel III Capital Rules may require the Corporation to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.

Our deposit insurance premiums could increase in the future, which may adversely affect our future financial performance.

The FDIC insures deposits at FDIC insured financial institutions, including the Banks.  The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level.  Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules, which became effective April 1, 2011.  A depository institution’s deposit insurance assessment is now calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits.  While the Corporation’s FDIC insurance assessments have declined as a result of this change, the Banks' FDIC insurance premiums could increase if the Banks' asset size increases, if the FDIC raises base assessment rates, or if the FDIC takes other actions to replenish the DIF.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve affect us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower's products and services. This could adversely affect the borrower's earnings and ability to repay a loan, which could have a material adverse effect on our financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. Since the interest rate cuts made by the Federal Reserve Bank in September 2007, our net interest margin has recovered gradually over the past several years because we have been able to reprice fixed-rate deposits at lower rates, as well as implement policies that established floors on certain variable rate loans. The Federal Reserve’s Federal Open Market Committee has stated it will keep the federal funds target rate at 0%-0.25% until economic and labor conditions (as indicated by the unemployment rate) improve, which is currently expected to be until 2015. While such a continuance of accommodative monetary policy could allow us to continue to reprice a portion of our fixed-rate deposits at lower rates, sustained low interest rates could put further pressure on the yields generated by our loan portfolio and on our net interest margin. There is no guarantee we will continue to be able to reprice deposits at favorable rates as competition for deposits from both local and national financial institutions is intense, and continued pressure on our asset yields and net interest margin could adversely affect our results of operations.

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

Our level of credit risk is higher due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2013, 23 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2013, 34 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of residential loan products for sale into the secondary market to investors. Increases in the 10-year treasury rate that occurred during 2013 caused mortgage rates to increase, which in turn caused a dramatic decline in refinance activity, dampened demand for residential mortgage loans, and resulted in pressure on loan origination volume at C&F Mortgage.

In addition, credit markets have continued to experience difficult conditions and volatility. While payment defaults by borrowers and mortgage loan foreclosures may have abated, investors continue to submit claims in an attempt to minimize their losses. This may result in potential repurchase or indemnification liability to C&F Mortgage on residential mortgage loans originated and sold into the secondary market in the event of claims by investors of borrower misrepresentation, fraud, early-payment default, or underwriting error, as investors attempt to minimize their losses. While we entered into an agreement with our then largest purchaser of loans that resolved all known and unknown indemnification obligations related to loans sold to this investor through 2010, and while we mitigate the risk of repurchase liability by underwriting to the purchasers’ guidelines, we cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications, or that established reserves will be adequate, which could adversely affect the Corporation’s net income.

Our home lending profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of single-family residential loan products for sale to investors in the secondary market. The existence of an active secondary market is dependent upon the continuation of programs currently offered by government-sponsored enterprises (GSEs) (such as Fannie Mae and Freddie Mac), the FHA, the VA, the USDA, and state bond programs, which account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could adversely affect our mortgage company’s operations. Further, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, it is unclear whether further changes or reforms would adversely affect our operations. Although we sell loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if the GSEs cease to exist or materially limit their purchases of mortgage loans.

Pursuant to the Dodd-Frank Act and the subsequent final rules issued by the CFPB in January 2013 amending Regulation Z, as implemented by the Truth in Lending Act, effective January 2014 mortgage lenders are responsible for making a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. These CFPB rules require a mortgage lender to either (i) originate "qualified mortgages," defined as loans that do not include negative amortization, interest-only payments, balloon payments, or terms longer than 30 years; or (ii) originate loans that consider eight separate underwriting factors that are identified in the CFPB rules to evaluate each borrower's ability to repay. These CFPB rules, in addition to other previously-issued and to-be-issued CFPB regulations, could materially affect our ability to originate and resell a high volume of mortgage loans, which could adversely affect our financial condition and results of operations.

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

Our real estate lending business can result in increased costs associated with foreclosed properties.

Because we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, included, but not limited to general or local economic conditions, environmental cleanup liability, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, and supply of and demand for properties. Certain expenditures associated with the ownership of income-producing real estate, principally real estate taxes and maintenance costs, may adversely affect the net cash flows generated by the real estate. Therefore, the cost of operating income-producing real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

It may be difficult to integrate the business of CVB and we may fail to realize all of the anticipated benefits of the acquisition of CVB.

If our costs to integrate the business of CVB into our existing operations are greater than anticipated or we are not able to achieve the anticipated benefits of the merger, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, loss of customers, error or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. Integration efforts also may divert management attention and resources, which could adversely affect our ability to service our existing business and generate new business, which in turn could adversely affect our business and financial results.

We may incur losses on loans, securities and other acquired assets of CVB that are materially greater than reflected in our preliminary fair value adjustments.

We accounted for the CVB acquisition under the acquisition method of accounting, recording the acquired assets and liabilities of CVB at fair value based on preliminary acquisition accounting adjustments. Under acquisition accounting, we have until one year after the acquisition date to finalize the fair value adjustments, meaning we may adjust the preliminary fair value estimates of CVB's assets and liabilities based on new or updated information that provided a better estimate of the fair value at acquisition date. We recorded at fair value all purchased credit-impaired loans acquired based on the present value of their expected cash flows. We estimated cash flows using specific credit reviews of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which uses assumptions about matters that are inherently uncertain, and involves the exercise of our best judgment in making those assumptions. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-acquisition carrying value of purchased credit-impaired loans and their expected cash flows - the nonaccretable difference - is available to absorb future charge-offs, we may be required to increase our allowance for loan losses and related provision expense due to subsequent additional credit deterioration in these loans.

For more information see, "Critical Accounting Policies - Purchased Credit-Impaired Loans" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

Acquisition of CVBK's assets and assumption of CVBK's liabilities may expose us to intangible asset risk, which could affect our result of operations and financial condition.

In connection with accounting for the acquisition of CVBK, we recorded assets acquired and liabilities assumed at their fair value, which resulted in us recording certain intangible assets, including goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance, may significantly affect the fair value of any goodwill (including goodwill related to the CVBK acquisition) and may trigger impairment losses, which could be materially adverse to our results of operations, financial condition and stock price.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

In the ordinary course of business, the Corporation collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Corporation's business strategy. The Corporation has invested in information security technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Corporation's computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Such security breaches could expose us to possible liability and damage our reputation. We rely on standard security systems and procedures to provide the security and authentication necessary to effect secure collection, transmission and storage of sensitive data. These systems and procedures include but are not limited to (i) regular penetration testing of our network perimeter, (ii) regular employee training programs on sound security practices, (iii) deployment of tools to monitor our network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus and anti-malware, resource logging and patch management, (iv) multifactor authentication for customers using treasury management tools, and (v) enforcement of security policies and procedures for the additions and maintenance of user access and rights to resources.

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

Our common stock price may be volatile, which could result in losses to our investors.

Our common stock price has been volatile in the past and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, changes in analysts' recommendations or projections, operations and stock performance of other companies deemed to be peers, and reports of trends and concerns and other issues related to the financial services industry. Fluctuations in our common stock price may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Future sales of our common stock by shareholders or the perception that those sales could occur may cause our common stock price to decline.

Although our common stock is listed for trading on NASDAQ Global Select Market, the trading volume in our common stock may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the potential for lower relative trading volume in our common stock, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved comments from the SEC staff.

ITEM 2.           PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

C&F Bank owns a building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses C&F Bank’s Main Office and the main office of C&F Investment Services.

C&F Bank owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 85,000 square feet. Approximately 30,000 square feet were renovated in 2005 in order to house the C&F Bank's operations center, which consists of C&F Bank’s loan, deposit and administrative functions and staff.

The building owned by C&F Bank and previously used for the its loan operations at Sixth and Main Streets in West Point, Virginia, which is a 5,000 square foot building acquired and remodeled by the Corporation in 1998, has been retained as back-up facilities for the Toano operations center. Management has not yet determined the long-term utilization of this property.

C&F Bank owns a building located at 1400 Alverser Drive in Midlothian, Virginia. The building provides space for a branch office of C&F Bank and for a C&F Mortgage branch office, as well as C&F Mortgage’s main administrative offices. This two-story building has 25,000 square feet and was constructed in 2001.

C&F Bank owns 15 other retail banking branch locations and leases one retail banking branch location and one regional commercial lending office in Virginia. Rental expense for leased locations totaled $117,000 for the year ended December 31, 2013.

CVB owns a building located at 2351 Anderson Highway in Powhatan, Virginia. The building, originally constructed in 2005, has two floors totaling 16,000 square feet. This building houses CVB's Main Office and corporate and administrative functions and staff. CVB owns a building located at 2036 New Dorset Road in Powhatan, Virginia. The building was built in 1996 and has three floors totaling 14,000 square feet housing CVB's operations center. CVB owns six other retail banking branch locations.

C&F Mortgage’s Newport News loan production office is located on the second floor of C&F Bank’s Newport News branch building and its Williamsburg loan production office is located on the second floor of C&F Bank's Jamestown Road branch location. In addition, C&F Mortgage has 14 loan production offices leased from nonaffiliates including 11 in Virginia, two in Maryland, and one in North Carolina. Rental expense for leased locations totaled $916,000 for the year ended December 31, 2013.

The Hampton office of C&F Finance is located on the second floor of C&F Bank’s Hampton branch building. In January 2011, C&F Finance entered into a five-year lease agreement with an unrelated third party for approximately 17,000 square feet of office space in Richmond, Virginia, which is being used for C&F Finance’s headquarters and its loan and administrative functions and staff. C&F Finance has two leased offices, one each in Maryland and Tennessee. Rental expense for leased locations totaled $341,000 for the year ended December 31, 2013.

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

ITEM 4.          MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years

Larry G. Dillon (61) Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of the Corporation and C&F Bank since 1989; Chairman, President and Chief Executive Officer of CVBK and CVB since 2013

Thomas F. Cherry (45) Executive Vice President Chief Financial Officer and Secretary

Secretary of the Corporation and C&F Bank since 2002; Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank since December 2004; Executive Vice President and Chief Financial Officer of CVBK and CVB since 2013

Bryan E. McKernon (57) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995

S. Dustin Crone (45) President, C&F Finance	President of C&F Finance since 2010; Executive Vice President of C&F Finance from 2006 through 2009

John A. Seaman, III (56) Senior Vice President and Chief Credit Officer, C&F Bank and CVB

Senior Vice President and Chief Credit Officer of C&F Bank since October 2011 and of CVB since 2013; Director of Homebuilder Banking-Special Situations Group, Mid-Atlantic Region, Wells Fargo Bank, N.A., with particular responsibility for residential loan resolution and workouts from 2008 through September 2011

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 27, 2014, there were approximately 2,200 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $36.87. Following are the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were declared quarterly in 2013 and 2012.

	2013			2012
Quarter	High	Low	Dividends	High	Low	Dividends
First	$42.00	$36.80	$0.29	$31.53	$26.40	$0.26
Second	55.99	38.35	0.29	41.95	28.25	0.26
Third	59.59	48.06	0.29	43.42	38.51	0.27
Fourth	56.68	43.17	0.29	40.00	33.06	0.29

Payment of dividends is at the discretion of the Corporation’s board of directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1, “Business,” under the heading “Limits on Dividends.”

Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Corporation's common stock that occurred during the three months ended December 31, 2013.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	—	$—	—	$—
November 1, 2013 - November 30, 2013	—	—	—	—
December 1, 2013 - December 31, 2013	1,090	45.07	—	—
Total	1,090	$45.07	—	$—

_______________________

1 These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares.

ITEM 6.          SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except share and per share amounts)	2013	2012	2011	2010	2009
Selected Year-End Balances:
Total assets	$1,312,297	$977,018	$928,124	$904,137	$888,430
Total shareholders’ equity	112,941	102,197	96,090	92,777	88,876
Total loans (net)	785,532	640,283	616,984	606,744	613,004
Total deposits	1,008,292	686,184	646,416	625,134	606,630
Summary of Operations:
Interest income	$80,212	$76,964	$73,790	$69,848	$64,971
Interest expense	8,623	10,111	11,881	13,235	15,459
Net interest income	71,589	66,853	61,909	56,613	49,512
Provision for loan losses	15,085	12,405	14,160	14,959	18,563
Net interest income after provision for loan losses	56,504	54,448	47,749	41,654	30,949
Noninterest income	22,220	20,622	17,171	17,935	19,824
Noninterest expenses	57,612	51,042	46,209	48,530	43,302
Income before taxes	21,112	24,028	18,711	11,059	7,471
Income tax expense	6,710	7,646	5,735	2,949	1,945
Net income	14,402	16,382	12,976	8,110	5,526
Effective dividends on preferred stock	—	311	1,183	1,149	1,130
Net income available to common shareholders	$14,402	$16,071	$11,793	$6,961	$4,396
Per share:
Earnings per common share—basic	$4.36	$5.00	$3.76	$2.26	$1.44
Earnings per common share—assuming dilution	4.18	4.86	3.72	2.24	1.44
Dividends	1.16	1.08	1.01	1.00	1.06
Weighted average number of shares—assuming dilution	3,443,982	3,305,902	3,172,277	3,103,469	3,048,491
Significant Ratios:
Return on average assets	1.35%	1.71%	1.30%	0.78%	0.50%
Return on average common equity	13.39	17.05	14.86	9.74	6.60
Dividend payout ratio – common shares	26.61	21.60	26.86	44.25	73.48
Average common equity to average assets	10.07	10.03	8.75	8.01	7.61

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives, the planned consolidations of CVBK into the Corporation and CVB into C&F Bank, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve including quantitative easing programs, capital requirements, growth strategy, hedging strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as volatility in yields on U.S. Treasury bonds and increases in mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate, including the Dodd-Frank Act and regulations promulgated thereunder, the CFPB and the regulatory and enforcement activities of the CFPB and rules promulgated under the Basel III framework

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

•

the ability to achieve the results expected after the CVB acquisition, including achieving anticipated cost savings, continued relationships with major customers and deposit retention, and the ability to effectively integrate the operation of CVB into C&F Bank

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	the Corporation's expansion and technology initiatives

•	reliance on third parties for key services

•	accounting principles, policies and guideline and elections by the Corporation thereunder

These risks are exacerbated by the turbulence over the past several years in the global and United States financial markets.  Sustained weakness in the global and United States financial markets could further affect the Corporation’s performance, both directly by affecting the Corporation’s revenues and the value of its assets and liabilities, and indirectly by affecting the Corporation’s counterparties and the economy in general.  While there are some signs of improvement in the economic environment, there was a prolonged period of volatility and disruption in the markets, and unemployment has risen to, and remains at, high levels. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital for liquidity and business purposes.

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

Loans Acquired in a Business Combination: The Corporation is accounting for the loans acquired in the acquisition of CVBK and its subsidiary CVB in accordance with FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations. Accordingly, as of the acquisition, CVB's loans were segregated between (i) purchased credit-impaired (PCI) loans and (ii) purchased performing loans and were recorded at estimated fair value without the carryover of the related allowance for loan losses.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the "nonaccretable difference," and is available to absorb future credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows may result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive effect on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the "accretable" yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Subsequent to acquisition, we evaluate on a quarterly basis our estimate of cash flows expected to be collected. In the current economic environment, estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loans losses. Subsequent significant increases in cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

The Corporation's PCI loans currently consist of loans acquired in connection with the acquisition of CVBK. PCI loans that were classified as nonperforming loans by CVBK are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

Purchased performing loans are recorded at fair value as of the acquisition using the contractual cash flows method of recognizing discount accretion based on the acquired loans' contractual cash flows. The fair value discount, including a credit discount, is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses may be required in future periods for any deterioration in these loans subsequent to the acquisition.

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

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisition of CVBK in October 2013 and C&F Bank's acquisition of C&F Finance Company in September 2002. With the adoption of Accounting Standards Update (ASU) 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, we determine that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Corporation’s goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. If an impairment test is performed, we will prepare a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

Retirement Plan: C&F Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. C&F Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

Derivative Financial Instruments:  The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation's derivative financial instruments consist of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and related forward sale commitments and (2) interest rate swaps that qualify as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Because the IRLCs and forward sale commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are reported as noninterest income. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

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

On October 1, 2013, the Corporation acquired all of the outstanding common stock of CVBK. The Corporation's financial position and results of operations as of and for the year ended December 31, 2013 include CVBK's financial position as of December 31, 2013 and CVBK's results of operations from October 1, 2013. Since the acquisition the Corporation has separately tracked the performance, financial condition and capital levels of CVBK and CVB.

Financial Performance Measures

Net income for the Corporation was $14.4 million in 2013, compared with net income of $16.4 million in 2012. Net income available to common shareholders for 2013 was $14.4 million, or $4.18 per common share assuming dilution, compared with $16.1 million, or $4.86 per common share assuming dilution for 2012. The difference between reported net income and net income available to common shareholders is a result of the Series A Preferred Stock dividends and accretion of the discount related to the Corporation’s participation in the Capital Purchase Program (CPP). The change in financial results for 2013, as compared to 2012, was principally attributable to (1) the first-time inclusion of CVBK's earnings, which included the net accretion of purchase accounting adjustments that were recognized when CVBK's assets and liabilities were marked to fair value as of the acquisition date, (2) improved earnings at C&F Bank resulting from a lower level of nonperforming assets during 2013, (3) an earnings decline in the Consumer Finance segment as an increasing volume of loan defaults and lower sale prices on repossessed vehicles sold resulted in an increase in its provision for loan losses, (4) an earnings decline in the Mortgage Banking segment resulting from lower loan production and expansion costs, and (5) expenses associated with the Corporation's acquisition of CVBK. See “Principal Business Activities” below for additional discussion.

The Corporation’s ROE and ROA were 13.39 percent and 1.35 percent, respectively, for the year ended December 31, 2013, compared to 17.05 percent and 1.71 percent for the year ended December 31, 2012.  The decrease in these ratios during 2013 resulted from capital and asset growth, including growth due to the acquisition of CVBK, coupled with lower earnings during 2013.

2014 Outlook

Management believes the Corporation's financial performance in 2014 will be tempered by (i) costs associated with the integration of CVB into C&F Bank and strategic expansion efforts to grow its brand recognition, (ii) continued sluggish mortgage loan demand that may continue to depress loan production levels in the Mortgage Banking segment and that would be exacerbated by further increases in interest rates, and (iii) elevated charge-off levels in the Consumer Finance segment. The following factors could influence the Corporation’s financial performance in 2014:

•

Retail Banking: The Retail Banking segment includes C&F Bank and CVB (collectively, the Banks). Our ability to achieve loan growth will be a significant influence on the Banks' performance during 2014. General economic trends in the Banks' markets have contributed to lackluster demand for new loans and increased competition to satisfy the limited loan demand that exists. It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding assets. As part of our strategy to access loan demand and build our brand, C&F Bank has strengthened its commercial lending presence in Richmond, Virginia, improved its small business loan platform, and by virtue of the acquisition of CVBK, expanded its branch network from 18 branch locations to 25. While we will incur additional costs to fully integrate CVB's operations into C&F Bank, once successfully completed, we will be able to leverage the substantial cost of our technology investments over the past several years in systems and products that enhance fraud prevention and deliver state-of-the-art banking products to our customers.

•

Mortgage Banking: C&F Mortgage generates significant noninterest income from the sale of residential loan products into the secondary market to investors. Our ability to maintain a level of loan production in 2014 sufficient to sustain profitability will be dependent on inter-related factors beyond our control, such as changes in interest rates, housing starts and loan demand. If mortgage interest rates rise during 2014, C&F Mortgage may experience a continuation of lower loan demand, particularly for mortgage refinancings, which could negatively affect earnings of the Mortgage Banking segment in 2014. In addition, during 2014 C&F Mortgage will continue to (i) incur fixed costs associated with its expansion into the Virginia Beach, Virginia area, (ii) compete to retain and attract qualified loan officers, especially given the heightened federal regulation of lending practices and loan terms and (iii) incur higher costs related to compliance with new residential mortgage regulations.

•

Consumer Finance: C&F Finance provides automobile financing through lending programs that are designed to serve customers in the non-prime market. Loan performance within this market segment is particularly vulnerable to a protracted period of unemployment because unemployment benefits expire for those who have not been able to find employment and households may be underemployed. C&F Finance began experiencing higher delinquency levels and charge-offs during the second half of 2013, and if raised unemployment rates persist and if resale values on repossessed vehicles continue to decline, the elevated levels of charge-offs may continue in 2014, which will negatively affect the Consumer Finance segment's earnings in 2014. In addition, loan yields have been negatively affected by aggressive loan pricing strategies used by competitors attempting to grow market share in automobile financing. The combination of these factors may result in slower loan growth in the Consumer Finance segment during 2014. We also expect continued strong competition for qualified personnel in 2014, which may affect personnel costs at C&F Finance during 2014.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The Retail Banking segment reported net income of $3.3 million for the year ended December 31, 2013, compared to $2.2 million for the year ended December 31, 2012. The improvement in financial results for 2013, as compared to 2012, resulted from (1) CVB's net income of $651,000 since its acquisition on October 1, 2013, which includes $549,000 ($844,000 before income taxes) of net accretion of purchase accounting adjustments that were recognized when CVB's assets and liabilities were marked to fair value as of the acquisition date, (2) the effects of the continued low interest rate environment on C&F Bank's cost of deposits, coupled with the continued shift in its deposit mix to lower rate non-term deposit accounts, (3) improved loan credit quality at C&F Bank resulting in a decrease in the provision for loan losses, (4) a significant decline in C&F Bank's foreclosed properties resulting in lower holding costs and loss provisions and (5) higher service charges on C&F Bank's deposit accounts resulting from increased customer activity. Partially offsetting these positive factors at C&F Bank were (1) higher personnel costs associated with the addition of commercial loan personnel focused on growing the segment's commercial and small business loan portfolios, (2) higher occupancy expenses associated with depreciation and maintenance of technology investments related to expanding the banking products we offer to our customers and to improving our operational efficiency and security and (3) higher data processing expenses related to check card processing and mobile banking products and services.

C&F Bank's nonperforming assets were $6.0 million at December 31, 2013, compared to $17.7 million at December 31, 2012. Nonperforming assets at December 31, 2013 included $3.7 million in nonaccrual loans, compared to $11.5 million at December 31, 2012, and $2.2 million in foreclosed properties, compared to $6.2 million at December 31, 2012. Troubled debt restructured (TDR) loans were $5.2 million at December 31, 2013, of which $2.6 million were included in nonaccrual loans, as compared to $16.5 million of TDR loans at December 31, 2012, of which $9.8 million were included in nonaccrual loans. The decreases in nonaccrual and TDR loans were primarily a result of (1) the sale of $10.9 million of TDR loans during the first quarter of 2013 related to one commercial relationship, $5.2 million of which was on nonaccrual status at December 31, 2012 and (2) the pay-off of $2.0 million of nonaccrual TDR loans related to one commercial relationship. The sale of notes referred to above resulted in a $2.1 million charge-off, which was previously included in the allowance for loan losses and contributed to the decline in C&F Bank's allowance for loan losses as a percentage of total loans to 2.82 percent at December 31, 2013 from 3.38 percent at December 31, 2012. Other real estate owned at December 31, 2013 primarily consists of residential lots. These properties are evaluated regularly and have been written down to their estimated fair values less selling costs.

Loans acquired from CVB were adjusted to fair market value upon acquisition, thus eliminating CVB's allowance for losses on October 1, 2013. The fair market valuation includes adjustments for interest rates and credit quality. The loans acquired from CVB are segregated between purchased performing and purchased credit impaired (PCI) loans. The fair market value interest adjustments for the purchased performing and PCI loans were reductions of $1.3 million and $5.2 million, respectively. The fair market value credit adjustments for the purchased performing and PCI loans were reductions of $5.7 million and $11.7 million, respectively. PCI loans that were classified as nonperforming loans by CVBK are no longer classified as nonperforming. Management believes it has appropriately provided for potential credit losses inherent in the acquired loan portfolio at the date of acquisition in its fair market value adjustments.

Mortgage Banking: C&F Mortgage reported net income of $2.0 million for the year ended December 31, 2013, compared to $2.2 million for the year ended December 31, 2012. Net income at the Mortgage Banking segment was negatively affected by (1) higher mortgage interest rates primarily occurring during the third and fourth quarters of 2013 that caused lower loan application volume and correspondingly lower loan production for the three and twelve months ended December 31, 2013, (2) lower net interest income and gains on sales of loans resulting from lower loan production and (3) higher non-production based personnel costs associated with expansion into Virginia Beach, Virginia and with regulatory compliance.

During the second quarter of 2013, C&F Mortgage elected to begin using fair value accounting for loans held for sale and interest rate lock commitments, as well as for forward loan sales commitments and hedging instruments that are used to reduce the effect of changes in interest rates on loans that are to be sold in the secondary market. Under fair value accounting, gains on loans to be sold in the secondary market are recognized as loan applications progress through the origination pipeline, as opposed to recognizing gains when the loans are sold, as was done in the past. C&F Mortgage's pre-tax income for 2013 included gains of $333,000 attributable to fair value adjustments.

Loan origination volume for the year ended December 31, 2013 declined to $721.3 million from $840.1 million for the year ended December 31, 2012. During 2013, the amount of loan originations for refinancings and new and resale home purchases were $223.6 million and $497.7 million, respectively, compared to $344.4 million and $495.7 million, respectively, during 2012. The decrease in origination volume is largely a result of higher mortgage interest rates primarily occurring during the third and fourth quarters of 2013. The lower volume of loan originations in 2013 resulted in a decrease in gains on sales of loans, which were $7.5 million (including the positive effect of $333,000 of fair market value adjustments) for the year ended December 31, 2013, compared to $7.7 million for the year ended December 31, 2012.

Consumer Finance: C&F Finance reported net income of $10.5 million for the year ended December 31, 2013, compared to $12.6 million for the year ended December 31, 2012. While C&F Finance's net income for 2013 continued to benefit from the low funding costs on its variable-rate borrowings, these benefits were more than offset by (1) increases in the segment's provision for loan losses resulting from higher loan charge-offs due to persistently raised unemployment rates and lower resale values on repossessed vehicles and (2) a decline in average loan yields as a result of aggressive loan pricing strategies used by competitors attempting to grow market share in automobile financing.

C&F Finance's allowance for loan losses as a percentage of loans at December 31, 2013 was 8.32 percent, as compared with 7.96 percent at December 31, 2012. The increase in loan charge-offs during 2013 and the increase in the allowance for loan losses as a percentage of loans are a result of the current economic environment. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio. However, if the current economic environment continues and credit easing by new entrants and competitors in the automobile financing sector intensifies, the Consumer Finance segment could continue to experience an elevated level of charge-offs during 2014, which may result in higher provisions for loan losses and limit loan portfolio growth.

Other and Eliminations:  The net loss for this combined segment was $1.4 million for the year ended December 31, 2013, compared to a net loss of $607,000 for the year ended December 31, 2012. The "other segment" includes the Corporation's holding company, which recognized $1.0 million in transaction costs, net of taxes ($1.2 million before taxes) during the year ended December 31, 2013 associated with the Corporation's acquisition of CVBK.

Capital Management

Total shareholders’ equity was $112.9 million at December 31, 2013, compared to $102.2 million at December 31, 2012.  Capital growth resulted from earnings for the year ended December 31, 2013 and from employees' stock option exercises, offset in part by the payment of dividends on common stock. Capital also included a $5.0 million net decrease in other comprehensive income due to the decline in the unrealized gain in the securities portfolio during 2013 due to rising interest rates. For the years ended December 31, 2013, 2012 and 2011, the Corporation's average common equity to average assets ratio was 10.07%, 10.03% and 8.75%, respectively. The Corporation's capital ratios exceed current regulatory capital standards for being well-capitalized.

The Corporation’s board of directors continued its policy of paying dividends in 2013 and declared a quarterly cash dividend of 29 cents per common share for the fourth quarter of 2013. The dividend payout ratio was 26.6 percent of basic earnings per share for the year ended December 31, 2013. The board of directors continues to evaluate our dividend payout in light of changes in economic conditions, our capital levels and our expected future levels of earnings, and the changes to the regulatory capital framework implemented by the Basel III Final Rules that were approved during 2013 by the federal banking agencies and will be effective (subject to certain limited phase-in schedules) on January 1, 2015.

 RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets for each of the years ended December 31, 2013, 2012 and 2011 and includes the average balances of CVBK since October 1, 2013, the date the Corporation acquired CVBK. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Net interest income also includes the net interest income of CVBK since October 1, 2013, which includes accretion and amortization associated with the fair value adjustments recognized in connection with the Corporation's purchase of CVBK. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2013			2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$47,886	$1,065	2.22%	$20,376	$336	1.65%	$19,366	$314	1.62%
Tax-exempt	116,846	6,928	5.93	117,612	7,059	6.00	118,984	7,362	6.19
Total securities	164,732	7,993	4.85	137,988	7,395	5.36	138,350	7,676	5.55
Loans, net	761,751	74,456	9.77	732,972	71,998	9.82	683,648	68,630	10.04
Interest-bearing deposits in other banks and Fed funds sold	68,093	159	0.23	11,695	22	0.19	19,863	46	0.23
Total earning assets	994,576	82,608	8.31	882,655	79,415	9.00	841,861	76,352	9.07
Allowance for loan losses	(34,880)			(35,126)			(30,652)
Total non-earning assets	108,088			92,821			95,048
Total assets	$1,067,784			$940,350			$906,257

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$137,615	$412	0.30%	$110,237	$410	0.37%	$109,314	$552	0.51%
Money market deposit accounts	132,449	382	0.29	98,045	369	0.38	77,882	507	0.65
Savings accounts	61,237	73	0.12	45,645	45	0.10	42,083	43	0.10
Certificates of deposit, $100 thousand or more	133,363	1,464	1.10	134,668	2,047	1.52	135,307	2,684	1.98
Other certificates of deposit	179,387	1,920	1.07	163,921	2,454	1.50	172,675	3,217	1.86
Total time and savings deposits	644,051	4,251	0.66	552,516	5,325	0.96	537,261	7,003	1.30
Borrowings	167,003	4,372	2.62	162,312	4,786	2.95	159,710	4,878	3.05
Total interest-bearing liabilities	811,054	8,623	1.06	714,828	10,111	1.41	696,971	11,881	1.70
Demand deposits	123,859			104,737			93,912
Other liabilities	25,348			23,749			20,410
Total liabilities	960,261			843,314			811,293
Shareholders’ equity	107,523			97,036			94,964
Total liabilities and shareholders’ equity	$1,067,784			$940,350			$906,257
Net interest income		$73,985			$69,304			$64,471
Interest rate spread			7.25%			7.59%			7.37%
Interest expense to average earning assets			0.87%			1.15%			1.41%
Net interest margin			7.44%			7.85%			7.66%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in the components of net interest income on a taxable-equivalent basis, and includes the changes in CVBK's net interest income since October 1, 2013, the date the Corporation acquired CVBK. We calculated the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate-Volume Recap

	2013 from 2012			2012 from 2011
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans	$(357)	$2,815	$2,458	$(1,501)	$4,869	$3,368
Securities:
Taxable	150	579	729	5	17	22
Tax-exempt	(85)	(46)	(131)	(219)	(84)	(303)
Interest-bearing deposits in other banks and Fed funds sold	7	130	137	(8)	(16)	(24)
Total interest income	(285)	3,478	3,193	(1,723)	4,786	3,063
Interest expense:
Time and savings deposits:
Interest-bearing deposits	(89)	91	2	(147)	5	(142)
Money market deposit accounts	(98)	111	13	(248)	110	(138)
Savings accounts	11	17	28	(2)	4	2
Certificates of deposit, $100 thousand or more	(563)	(20)	(583)	(624)	(13)	(637)
Other certificates of deposit	(749)	215	(534)	(606)	(157)	(763)
Total time and savings deposits	(1,488)	414	(1,074)	(1,627)	(51)	(1,678)
Borrowings	(549)	135	(414)	(171)	79	(92)
Total interest expense	(2,037)	549	(1,488)	(1,798)	28	(1,770)
Change in net interest income	$1,752	$2,929	$4,681	$75	$4,758	$4,833

2013 Compared to 2012

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2013 was $74.0 million, compared to $69.3 million for the year ended December 31, 2012. The increase in net interest income for 2013, compared to 2012, was a result of an increase in average earning assets resulting from the acquisition of CVBK, offset in part by a decrease in the net interest margin. Net interest margin decreased 41 basis points to 7.44 percent for the 2013 relative to 2012. The decrease in net interest margin during 2013 can be attributed to a decrease in the yield on interest-earning assets offset in part by decreases in the cost of interest-bearing liabilities and an increase in demand deposits that pay no interest. The decrease in the yield on interest-earning assets was primarily attributable to a large increase in interest-bearing deposits in other banks and federal funds sold, which segment of earning assets provides the lowest yield of all segments of earning assets, and decreases in the yields on the investment and loan portfolios. The decrease in the cost of interest-bearing liabilities is a result of the sustained low interest rate environment, the repricing of higher-rate certificates of deposit and borrowings as they mature to lower rates, and a shift in the mix of deposits from higher cost interest-bearing deposits to lower cost deposits, including non-interest-bearing demand deposits and low-cost interest-bearing demand deposits, money market deposits and savings accounts.

Average loans, which includes both loans held for investment and loans held for sale, increased $28.8 million to $761.8 million for the year ended December 31, 2013, compared to the same period of 2012. In total, average loans held for investment increased $45.2 million from the year ended December 31, 2012 to the same period in 2013, which included increases of $36.1 million attributable to the acquisition of CVBK on October 1, 2013 and $20.7 million attributable to growth in the Consumer Finance segment's average loan portfolio. These increases were offset in part by a $12.0 million decline in C&F Bank's portfolio of average loans held for investment, where loan production has been negatively affected by weak demand for new loans in the current economic environment and intense competition for loans in our markets. The Mortgage Banking segment's average portfolio of loans held for sale decreased $16.4 million during 2013, compared to 2012. The decline in demand for mortgage loans and refinancing activity during 2013 resulted in a $118.8 million decrease in loan originations during 2013 compared to 2012.

The overall yield on average loans decreased 5 basis points to 9.77 percent for year ended December 31, 2013, when compared to the same period of 2012. While the average loan yield benefited from growth in the higher-yielding Consumer Finance loan portfolio, yields on new loans in this segment have declined in response to aggressive pricing strategies by competitive lenders, and the yield on the Consumer Finance segment's portfolio declined 84 basis points to 17.20 percent. Further contributing to the decline in the loan yield was a 15 basis point decline in the yield on C&F Bank's loan portfolio resulting from the sustained low interest rate environment, coupled with competitive pricing for limited loan demand. Partially offsetting these factors in 2013 were (i) the collection of $307,000 of nonaccrual interest in connection with the pay-off of $2.0 million of TDRs related to one commercial relationship, which contributed approximately four basis points to the yield on loans and three basis points to the total yield on interest earning assets and the net interest margin for 2013 and (ii) $797,000 of accretion related to the fair value interest adjustments to CVB's loan portfolio, which contributed approximately ten basis points to the yield on loans and eight basis points to the yield on interest earning assets and the net interest margin for 2013.

Average securities available for sale increased $26.7 million for the year ended December 31, 2013, compared to the same period of 2012, of which $16.3 million was attributable to the acquisition of CVB's securities portfolio. Securities also increased at C&F Bank where the average balance of shorter-term securities of U.S. government agencies and corporations increased $10.1 million. Shifts in the mix of investments from higher-yielding securities to lower-yielding securities were attributable to (1) collateral requirements to support public deposits and (2) reinvesting the proceeds from calls and maturities of longer-term investments to shorter-term taxable securities to limit the Corporation's exposure to potential future rising interest rate environments. The lower yield on the securities portfolio during 2013 resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding shorter-term securities, as described above.

Average interest-bearing deposits in other banks and federal funds sold increased $56.4 million for the year ended December 31, 2013, compared to the same period of 2012, of which $15.7 million was attributable to the acquisition of CVBK. The remainder of the increase in 2013 resulted from deposit growth and lower loan funding needs of (i) C&F Bank due to weak loan demand and heightened competition for loans and (ii) C&F Mortgage due to the decline in demand for mortgage loans and refinancing activity during 2013. The average yield on these overnight funds increased four basis points during 2013.

Average interest-bearing time and savings deposits increased $91.5 million for the year ended December 31, 2013, compared to the same period in 2012, of which $68.9 million was attributable to the acquisition of CVBK. The remainder of the increase occurred at C&F Bank from higher average interest-bearing demand, money market and savings deposits at C&F Bank, which was offset in part by lower average certificates of deposit. The average cost of interest-bearing deposits declined 30 basis points during 2013, which resulted from (1) the repricing of time deposits that matured throughout 2012 and into 2013 to lower interest rates, (2) a decline in interest rates paid on NOW and money market deposit accounts in the sustained low interest rate environment and (3) a shift in deposit composition to non-term savings and money market deposits, which pay lower interest rates.

Average borrowings increased $4.7 million for the year ended December 31, 2013, compared to the same period of 2012. This increase was primarily due to increases in retail overnight repurchase agreements with commercial depositors during 2013. The average cost of borrowings declined 33 basis points during 2013 because of the maturity of $10.0 million of FHLB advances during the third quarter of 2012, which were replaced by advances carrying lower interest rates. In addition, $5.0 million of trust preferred capital notes issued in 2007 converted to a lower variable rate from a higher fixed rate near the end of 2012.

It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities, which are approaching their interest rate floors. However, the Retail Banking segment's net interest margin in future periods will include accretion associated with the fair value adjustments to the loans purchased in the CVBK acquisition. If the current volatility in the ten-year treasury yield and in mortgage interest rates continues, the Mortgage Banking segment may continue to experience lower loan demand, particularly for refinancings, which could reduce interest income on loans originated for sale, further contributing to a deterioration in net interest margin. The net interest margin at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that competitors may use to grow market share in automobile financing. This increased competition may result in lower yields as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

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

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$7,510	$—	$—	$7,510
Service charges on deposit accounts	4,197	—	—	—	4,197
Other service charges and fees	2,917	3,131	9	163	6,220
Gains on calls of available for sale securities	6	—	—	270	276
Other income	552	1,177	1,181	1,107	4,017
Total noninterest income	$7,672	$11,818	$1,190	$1,540	$22,220

	Year Ended December 31, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans*	$—	$7,692	$—	$—	$7,692
Service charges on deposit accounts	3,326	—	—	—	3,326
Other service charges and fees	2,431	3,669	11	199	6,310
Gains on calls of available for sale securities	11	—	—	—	11
Other income	356	646	1,138	1,143	3,283
Total noninterest income	$6,124	$12,007	$1,149	$1,342	$20,622

	Year Ended December 31, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans*	$—	$6,219	$—	$—	$6,219
Service charges on deposit accounts	3,509	—	—	—	3,509
Other service charges and fees	2,245	2,876	10	159	5,290
Gains on calls of available for sale securities	13	—	—	—	13
Other income	190	55	845	1,050	2,140
Total noninterest income	$5,957	$9,150	$855	$1,209	$17,171

* Gains on sales of loans at the Mortgage Banking segment have been reclassified to conform to current year presentation.

2013 Compared to 2012

Total noninterest income increased $1.6 million, or 7.7 percent, for the year ended December 31, 2013, compared to the same period in 2012. The increase in total noninterest income for 2013 included $668,000 of noninterest income of CVBK since October 1, 2013 consisting of $285,000 of service charges on deposit accounts, $237,000 of other service charges and fees and $146,000 of other income. In addition, noninterest income was affected by the Mortgage Banking segment's election in the second quarter of 2013 to use fair value accounting for its portfolio of loans held for sale and IRLCs, which resulted in a $333,000 favorable fair value adjustment for the year ended December 31, 2013. Noninterest income for the Mortgage Banking segment was further affected by volatility in mortgage interest rates, which caused a decline of 14.1 percent in loan origination volume during 2013 and a corresponding $182,000 decrease in gains on sales of loans and $538,000 decrease in ancillary loan origination fees. C&F Bank recognized higher activity-based debit card interchange and service charges on its deposit accounts resulting from increased customer activity during 2013. The Corporation's holding company, which is included in "Other and Eliminations" above, recognized a $270,000 gain in the third quarter of 2013 from the sale of its holdings of Fannie Mae and Freddie Mac preferred stock.

2012 Compared to 2011

Total noninterest income increased $3.5 million, or 20.1 percent, for the year ended December 31, 2012, compared to the same period in 2011. This increase resulted from higher gains on sales of loans and ancillary loan production fees at the Mortgage Banking segment due to the increase in loan originations and sales, coupled with increases in other income from higher activity-based debit card interchange fees at the Retail Banking segment and higher loan servicing fees at the Consumer Finance segment. In addition, there was $827,000 of unrealized appreciation in the Corporation's nonqualified defined contribution plan, as described in Item 8, "Financial Statements and Supplementary Data," under the heading "Note 12: Employee Benefit Plans." Partially offsetting these increases was a decline in the Retail Banking segment's service charges on deposit accounts, which resulted from lower overdraft fees during 2012.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$18,361	$4,118	$7,877	$811	$31,167
Occupancy expense	4,665	1,894	823	15	7,397
Other expenses:
OREO expenses	681	—	—	—	681
Provision for indemnification losses	—	558	—	—	558
Other expenses	9,154	3,429	3,477	1,749	17,809
Total other expenses	9,835	3,987	3,477	1,749	19,048
Total noninterest expense	$32,861	$9,999	$12,177	$2,575	$57,612

	Year Ended December 31, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits*	$15,562	$3,795	$7,591	$865	$27,813
Occupancy expense	4,041	1,904	827	23	6,795
Other expenses:
OREO expenses	1,634	—	—	—	1,634
Provision for indemnification losses	—	1,205	—	—	1,205
Other expenses	6,710	3,156	3,273	456	13,595
Total other expenses	8,344	4,361	3,273	456	16,434
Total noninterest expense	$27,947	$10,060	$11,691	$1,344	$51,042

	Year Ended December 31, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits*	$14,722	$2,169	$6,712	$839	$24,442
Occupancy expense	3,886	1,901	677	27	6,491
Other expenses:
OREO expenses	1,416	11	—	—	1,427
Provision for indemnification losses	—	807	—	—	807
Other expenses	6,724	3,028	2,883	407	13,042
Total other expenses	8,140	3,846	2,883	407	15,276
Total noninterest expense	$26,748	$7,916	$10,272	$1,273	$46,209

*	Salaries and employee benefits for prior periods at the Mortgage Banking segment have been reclassified to conform to current year presentation.

2013 Compared to 2012

Total noninterest expenses increased $6.6 million, or 12.9 percent, for the year ended December 31, 2013, compared to the same period in 2012. The increase in total noninterest expenses for 2013 included $2.8 million of noninterest expenses of CVBK since October 1, 2013 consisting of $1.0 million of salaries and employee benefits, $282,000 of occupancy expense and $1.5 million of other expenses. Further increases resulted primarily from higher personnel costs during 2013 at (1) C&F Bank due to increased staffing in the branch network to support customer service initiatives and the addition of new personnel dedicated to growing C&F Bank's commercial and small business loan portfolio, (2) the Mortgage Banking segment due to higher non-production based compensation associated with the expansion into Virginia Beach, Virginia and with regulatory compliance and (3) the Consumer Finance segment due to an increase in the number of personnel to support expansion into new markets. In addition, C&F Bank recognized a $165,000 loss on the sale of a facility in West Point, Virginia previously used for its deposit operations, and the Corporation's holding company, which is included in "Other and Eliminations" above, recognized $1.2 million in transaction costs associated with the Corporation's acquisition of CVBK. These increases were partially offset by a lower provision for indemnification losses in connection with loans sold to investors at the Mortgage Banking segment and lower foreclosed properties expenses at C&F Bank.

2012 Compared to 2011

Total noninterest expenses increased $4.8 million, or 10.5 percent, for the year ended December 31, 2012, compared to the same period in 2011. This increase occurred primarily from higher personnel costs at (1) the Mortgage Banking segment due to higher production and income-based compensation, which resulted from the increase in loan production and sales during 2012, as well as higher non-production compensation in order to manage the increasingly complex regulatory environment in which the Mortgage Banking segment operates, (2) the Retail Banking segment due to increased staffing in the branch network to support customer service initiatives, and (3) the Consumer Finance segment due to an increase in the number of personnel to support expansion into new markets and loan growth. In addition, there were increases in occupancy expense during 2012 at the Retail Banking segment due to depreciation and maintenance of technology investments related to expanding the banking products we offer to our customers and to improving our operational efficiency and security and at the Consumer Finance segment due to the relocation in April 2011 to a larger leased headquarters building and depreciation and maintenance of technology to support growth. The Mortgage Banking segment recognized a higher provision for indemnification losses during 2012 in connection with loans sold to investors.

INCOME TAXES

Applicable income taxes on 2013 earnings amounted to $6.7 million, resulting in an effective tax rate of 31.8 percent, compared with $7.6 million, or 31.8 percent, in 2012 and $5.7 million, or 30.7 percent, in 2011. While earnings of the Retail Banking segment, which are exempt from state income taxes and include tax-exempt income on securities issued by states and political subdivisions, increased in 2013, the effective rate remained the same for 2013 in relation to 2012 because the Corporation's earnings included $707,000 of non-deductible expenses associated with the acquisition of CVBK on October 1, 2013. The increase in the effective rate in 2012 in relation to 2011 resulted from higher pre-tax earnings at the non-bank business segments, which are not exempt from state income taxes and do not generate tax-exempt income. In addition, during 2012 there was a decrease at the Retail Banking segment in tax-exempt income generated by tax-exempt securities issued by states and political subdivisions.

ASSET QUALITY

Allowance and Provision for Loan Losses

Allowance for Loan Losses Methodology – Retail Banking and Mortgage Banking. We conduct an analysis of the loan portfolio on a regular basis. This analysis includes purchased performing loans acquired in connection with the Corporation's acquisition of CVBK on October 1, 2013. We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses. The review process generally begins with loan officers or management identifying problem loans to be reviewed on an individual basis for impairment. In addition to these loans, all substandard commercial, construction and residential loans in excess of $500,000 and all troubled debt restructurings are considered for individual impairment testing.  We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. If a loan is considered impaired, impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When a loan is determined to be impaired, we follow a consistent process to measure that impairment in our loan portfolio. We then establish a specific allowance for impaired loans based on the difference between the carrying value of the loan and its estimated fair value.  For collateral dependent loans we obtain an updated appraisal if we do not have a current one on file.  Appraisals are performed by independent third party appraisers with relevant industry experience.  We may make adjustments to the appraised value based on recent sales of like properties or general market conditions when appropriate.  We segregate loans meeting the classification criteria for special mention, substandard, doubtful and loss, as well as impaired loans from performing loans within the portfolio. The remaining non-classified loans are grouped by loan type (e.g., commercial, consumer) and by risk rating. We assign each loan type an allowance factor based on the associated risk, current economic conditions, past performance, complexity and size of the individual loans within the particular loan category. We assign classified loans (e.g., special mention, substandard, doubtful, loss) a higher allowance factor than non-classified loans within a particular loan type based on our concerns regarding collectibility or our knowledge of particular elements surrounding the borrower. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history for relevant periods of time which can vary depending on economic conditions, and our judgment based on the overall analysis of the lending environment including the general economic conditions.  Our analysis of charge-off history also considers economic cycles and the trends during those cycles.  Those cycles that more closely match the current environment are considered more relevant during our review.   The allowance for loan losses is the aggregate of specific allowances, the calculated allowance required for classified loans by category and the general allowance for each portfolio type.

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

Allowance for Loan Losses Methodology - PCI Loans - As previously described, on a quarterly basis we evaluate our estimate of cash flows expected to be collected on PCI loans. These evaluations require the continued assessment of key assumptions and estimates similar to the initial estimate of fair value, such as the effect of collateral value changes, changing loss severities, prepayment speeds and other relevant factors. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loans losses. For a more detailed description, see "Critical Accounting Policies" in this Item 7.

Allowance for Loan Losses Methodology – Consumer Finance. The Consumer Finance segment’s loans consist of non-prime automobile loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers who may be unable to meet the credit standards imposed by most traditional automobile financing sources and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between delinquency and repossession. Therefore, the loan loss allowance review process generally focuses on the rates of delinquencies, deferrals, defaults, repossessions and losses. Allowance factors also include an analysis of charge-off history for relevant periods of time which can vary depending on economic conditions, and our judgment based on the overall analysis of the lending environment.  Loans are segregated between performing and nonperforming loans.  Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more.  Nonperforming loans are those that do not accrue interest and are greater than 90 days past due.

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred, as a percentage of loans outstanding, was 1.32 percent in 2013, 0.73 percent in 2012 and 0.69 percent in 2011.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance, beginning of period	$35,907	$33,677	$28,840	$24,027	$19,806
Provision for loan losses:
Retail Banking segment	1,030	2,400	6,000	6,500	6,400
Mortgage Banking segment	90	165	360	34	563
Consumer Finance segment	13,965	9,840	7,800	8,425	11,600
Total provision for loan losses	15,085	12,405	14,160	14,959	18,563
Loans charged off:
Real estate—residential mortgage	849	793	1,096	334	1,655
Real estate—construction[1]	—	—	—	—	2,234
Commercial, financial and agricultural[2]	2,298	2,074	2,566	3,787	1,110
Equity lines	126	159	52	44	—
Consumer	399	337	319	189	190
Consumer finance	16,398	10,134	8,144	7,976	10,988
Total loans charged off	20,070	13,497	12,177	12,330	16,177
Recoveries of loans previously charged off:
Real estate—residential mortgage	106	35	98	6	3
Real estate—construction[1]	3	—	—	—	11
Commercial, financial and agricultural[2]	227	121	173	21	27
Equity lines	28	79	12	32	—
Consumer	173	207	122	83	63
Consumer finance	3,393	2,880	2,449	2,042	1,731
Total recoveries	3,930	3,322	2,854	2,184	1,835
Net loans charged off	16,140	10,175	9,323	10,146	14,342
Allowance, end of period	$34,852	$35,907	$33,677	$28,840	$24,027
Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.73%	0.72%	0.89%	0.97%	1.09%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	4.59%	2.76%	2.39%	2.89%	5.18%

_______

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$2,355	$2,358	$2,379	$1,442	$1,295
Real estate—construction [1]	434	424	480	581	281
Commercial, financial and agricultural [2]	7,805	9,824	10,040	8,688	7,022
Equity lines	892	885	912	380	211
Consumer	273	283	319	307	267
Consumer finance	23,093	22,133	19,547	17,442	14,951
Unallocated	—	—	—	—	—
Balance, December 31	$34,852	$35,907	$33,677	$28,840	$24,027
Ratio of loans to total year-end loans:
Real estate—residential mortgage	23%	22%	22%	23%	23%
Real estate—construction [1]	1	1	1	2	2
Commercial, financial and agricultural [2]	35	30	33	34	39
Equity lines	6	5	5	5	5
Consumer	1	1	1	1	1
Consumer finance	34	41	38	35	30
	100%	100%	100%	100%	100%

________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2013 were as follows:

TABLE 7A: Credit Quality Indicators  *

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$180,670	$2,209	$3,580	$1,996	$188,455
Real estate – construction [2]	2,899	116	2,795	—	5,810
Commercial, financial and agricultural [3]	243,576	8,571	34,573	1,873	288,593
Equity lines	48,603	1,003	898	291	50,795
Consumer	8,616	2	158	231	9,007
	$484,364	$11,901	$42,004	$4,391	$542,660

*  Included in the table above are loans purchased in connection with the acquisition of CVBK of $119.8 million pass rated, $3.3 million special mention, $17.8 million substandard and $652,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$276,537	$1,187	$277,724

 _________

[1]	At December 31, 2013, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2012 were as follows:

TABLE 7B: Credit Quality Indicators

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction [2]	2,133	—	2,929	—	5,062
Commercial, financial and agricultural [3]	167,693	6,678	21,247	9,434	205,052
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

(Dollars in thousands)	Performing	Non-performing	Total
Consumer finance	$277,531	$655	$278,186

_________

[1]	At December 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Because the Corporation acquired CVB's loan portfolio (including purchased performing loans and PCI loans) at fair value at October 1, 2013, the Corporation believes that the most relevant comparison of the Retail Banking segment's 2013 asset quality, as compared to 2012, is a discussion of C&F Bank's asset quality metrics.

C&F Bank's allowance for loan losses decreased $2.1 million since December 31, 2012, and the provision for loan losses decreased $1.4 million during 2013, as compared to 2012. The allowance for loan losses to total loans declined to 2.82 percent at December 31, 2013, compared to 3.38 percent at December 31, 2012. This decline resulted from improved credit quality in part due to the resolution of certain nonperforming notes, as discussed below. C&F Bank's substandard nonaccrual loans decreased to $3.7 million at December 31, 2013 from $11.5 million at December 31, 2012. This decline in substandard nonaccrual loans and the allowance ratio at C&F Bank occurred primarily as a result of (1) the sale of $10.9 million of TDRs related to one commercial relationship, $5.2 million of which was classified as nonaccruing at December 31, 2012 and (2) the pay-off of $2.0 million of TDRs related to one commercial relationship, which was classified as nonaccrual at December 31, 2012. The sale of notes referred to above resulted in a $2.1 million charge-off. Loss reserves that had previously been recorded for this relationship were adequate to cover the associated charge-off. C&F Bank's special mention and substandard loans also decreased to $8.6 million and $24.2 million, respectively, as a result of improved loan performance. We believe that the current level of the allowance for loan losses at C&F Bank is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased to $23.1 million at December 31, 2013 from $22.1 million at December 31, 2012, and its provision for loan losses increased $4.1 million for the year ended December 31, 2013, as compared to 2012. The allowance for loan losses as a percentage of loans at December 31, 2013 was 8.32 percent, compared with 7.96 percent at December 31, 2012. The increase in the provision for loan losses during 2013 was primarily attributable to higher net charge-offs, which resulted from the uncertain economic conditions and lower resale prices of repossessed vehicles. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future, or if the level of the inventory of repossessed vehicles increases or demand for used vehicles falls resulting in declining values of automobiles securing outstanding loans, or if credit easing by competitors in the automobile financing sector intensifies, a higher provision for loan losses may become necessary.

Nonperforming Assets

A loan’s past due status is based on the contractual due date of the most delinquent payment due.  Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding.  A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across our loan portfolio, including purchased loans.

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

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase at the Consumer Finance segment. These periods also may be accompanied by decreased consumer demand for used automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because C&F Finance focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria and collection methods employed by C&F Finance, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. However, we believe that the current allowance for loan losses is appropriate to absorb any losses on existing Consumer Finance segment loans that may become uncollectible.

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

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	2013	2012	2011	2010	2009
C&F Bank
Nonaccrual loans	$3,740	$11,461	$10,011	$7,765	$4,812
OREO*	2,222	6,236	6,059	10,295	12,360
Total nonperforming assets	$5,962	$17,697	$16,070	$18,060	$17,172
Accruing loans past due for 90 days or more	$72	$—	$68	$1,030	$451
Troubled debt restructurings	$5,217	$16,492	$17,094	$9,769	$3,111
Total loans	$398,281	$395,664	$401,745	$412,092	$445,093
Allowance for loan losses	$11,231	$13,381	$13,650	$11,228	$8,940
Nonperforming assets to total loans and OREO*	1.49%	4.40%	3.94%	4.28%	3.75%
Allowance for loan losses to total loans	2.82	3.38	3.40	2.72	2.01
Allowance for loan losses to nonaccrual loans	300.29	116.75	136.35	144.60	185.79

Central Virginia Bank (CVB)**
Nonaccrual loans	$651	$—	$—	$—	$—
OREO*	546	—	—	—	—
Total nonperforming assets	$1,197	$—	$—	$—	$—
Accruing loans past due for 90 days or more	$3	$—	$—	$—	$—
Purchased performing troubled debt restructurings	$403	$—	$—	$—	$—

________

*	OREO is recorded at its fair market value less cost to sell.
**

Because the Corporation acquired CVBK on October 1, 2013, and the Corporation did not own CVBK's assets (including CVB's nonperforming assets) prior to October 1, 2013, information regarding CVB's nonperforming assets for fiscal years ended prior to the acquisition is not disclosed. Further, as required by purchase accounting, PCI loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets in Table 8.

Mortgage Banking Segment

(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans	$—	$—	$621	$—	$204
OREO*	—	—	—	379	440
Total nonperforming assets	$—	$—	$621	$379	$644
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Troubled debt restructurings	$—	$—	$—	$—	$—
Total loans	$2,914	$2,340	$2,611	$2,739	$2,499
Allowance for loan losses	$493	$393	$480	$170	$136
Nonperforming assets to total loans and OREO*	—%	—%	23.78%	12.16%	21.91%
Allowance for loan losses to total loans	16.92	16.79	18.38	6.21	5.44
Allowance for loan losses to nonaccrual loans	—	—	77.29	—	66.67

________

* OREO is recorded at its fair market value less cost to sell.

Consumer Finance Segment

(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans	$1,187	$655	$381	$151	$387
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Total loans	$277,724	$278,186	$246,305	$220,753	$189,439
Allowance for loan losses	$23,093	$22,133	$19,547	$17,442	$14,951
Nonaccrual consumer finance loans to total consumer finance loans	0.43%	0.24%	0.15%	0.07%	0.20%
Allowance for loan losses to total consumer finance loans	8.32	7.96	7.94	7.90	7.89

Table 9 presents the changes in the OREO balance for 2013 and 2012:

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Balance at the beginning of year, gross	$10,173	$9,986
Transfers from loans	588	3,866
Acquired from CVBK	395	—
Capitalized costs	—	205
Charge-offs	(261)	(1,240)
Sales proceeds	(4,209)	(2,683)
Gain on disposition	218	39
Balance at the end of year, gross	6,904	10,173
Less allowance for losses	(4,135)	(3,937)
Balance at the end of year, net	$2,769	$6,236

Nonperforming assets of C&F Bank totaled $6.0 million at December 31, 2013, compared to $17.7 million at December 31, 2012, a 66 percent decrease during 2013. C&F Bank's nonperforming assets at December, 2013 included $3.7 million of nonaccrual loans, compared to $11.5 million at December 31, 2012, and $2.2 million of OREO compared to $6.2 million at December 31, 2012. The decrease in nonaccrual loans at C&F Bank since December 31, 2012 was primarily attributable to the sale of notes related to one commercial relationship, $5.2 million of which was on nonaccrual status at December 31, 2012, as well as the pay-off of notes related to another commercial relationship, $1.7 million of which was on nonaccrual status at December 31, 2012. The note sale resulted in a $2.1 million charge-off which reduced C&F Bank's ratio of the allowance for loan losses to total loans to 2.82 percent at December 31, 2013 from 3.38 percent at December 31, 2012. Despite the decline in this ratio, the ratio of the allowance for loan losses to nonaccrual loans increased to 300.29 percent at December 31, 2013 from 116.75 percent at December 31, 2012. Nonperforming assets of CVB totaled $1.2 million at December 31, 2013, and included $651,000 of nonaccrual purchased performing loans, which became nonaccrual in the fourth quarter of 2013, and $546,000 of OREO. Purchased credit impaired loans that were classified as nonperforming loans by CVB are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans.

We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors.

The Corporation's aggregate OREO properties were $2.8 million at December 31, 2013, compared to $6.2 million at December 31, 2012, and primarily consisted of residential lots. These properties have been written down to their estimated fair values less cost to sell. The decline in OREO during 2013 resulted from sales, offset in part by $588,000 of loans transferred to OREO and $395,000 of OREO acquired from CVBK .

Nonaccrual loans at the Consumer Finance segment increased to $1.2 million at December 31, 2013 from $655,000 at December 31, 2012. As noted above, the allowance for loan losses at the Consumer Finance segment increased from $22.1 million at December 31, 2012 to $23.1 million at December 31, 2013, and the ratio of the allowance for loan losses to total consumer finance loans was 8.32 percent as of December 31, 2013, compared with 7.96 percent at December 31, 2012. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

If interest on nonaccrual loans had been recognized, we would have recorded additional gross interest income of $479,000 for 2013, $654,000 for 2012 and $651,000 for 2011. Interest received on nonaccrual loans was $241,000 in 2013, $171,000 in 2012 and $119,000 in 2011.

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

Impaired loans, which included $5.6 million of TDR loans, and the related allowance at December 31, 2013, were as follows:

TABLE 10A: Impaired Loans

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

Impaired loans, which consisted solely of TDR loans, and the related allowance at December 31, 2012, were as follows:

TABLE 10B: Impaired Loans

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance Total Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition & development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Equity lines	—	—	—	—	—
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

Impaired loans at December 31, 2013 and December 31, 2012 were $6.3 million and $16.5 million, respectively. As previously described, the decline in impaired loans during 2013 resulted primarily from the sale and pay-off of notes, $10.9 million of which were TDRs at December 31, 2012, which were offset in part by restructurings during 2013 with an aggregate post-modification recorded investment of $2.3 million. The Corporation has no obligation to fund additional advances on its impaired loans.

TDRs at December 31, 2013 and 2012 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,
(Dollars in thousands)	2013	2012
Accruing TDRs	$3,026	$6,692
Nonaccrual TDRs[1]	2,594	9,800
Total TDRs[2]	$5,620	$16,492

_________

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

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

Allowance and Provision for Indemnification Losses

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation, fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2013. The following table presents the changes in the allowance for indemnification losses for the periods presented:

TABLE 12: Allowance for Indemnification Losses

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Allowance, beginning of period	$2,092	$1,702	$1,291
Provision for indemnification losses	558	1,205	807
Payments	(235)	(815)	(396)
Allowance, end of period	$2,415	$2,092	$1,702

The higher levels of the provision for indemnification losses and payments during 2012 relative to 2013 and 2011 were attributable to more claims arising throughout the mortgage banking industry from more stringent agency (i.e., Fannie Mae, Freddie Mac) loan reviews.

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

At December 31, 2013, the Corporation had total assets of $1.3 billion compared to $977.0 million at December 31, 2012. The increase was a result of the acquisition of CVBK with total assets of $365.0 million, net of fair value adjustments, on October 1, 2013.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Retail Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans sold to third-party investors. At December 31, 2013, the Corporation’s loans held for investment in all categories totaled $820.4 million and loans held for sale had a fair value of $35.9 million.

Tables 13 and 14 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 13: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Real estate—residential mortgage	$188,455	$149,257	$147,135	$146,073	$147,850
Real estate—construction [1]	5,810	5,062	5,737	12,095	14,053
Commercial, financial, and agricultural [2]	288,593	205,052	212,235	219,226	245,759
Equity lines	50,795	33,324	33,192	32,187	32,220
Consumer	9,007	5,309	6,057	5,250	7,710
Consumer finance	277,724	278,186	246,305	220,753	189,439
Total loans	820,384	676,190	650,661	635,584	637,031
Less allowance for loan losses	(34,852)	(35,907)	(33,677)	(28,840)	(24,027)
Total loans, net	$785,532	$640,283	$616,984	$606,744	$613,004

________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 14: Maturity/Repricing Schedule of Loans

	December 31, 2013
(Dollars in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction
Variable Rate:
Within 1 year	$58,073	$3,307
1 to 5 years	31,259	95
After 5 years	36,382	—
Fixed Rate:
Within 1 year	$24,679	$2,260
1 to 5 years	55,178	148
After 5 years	83,022	—

The increase in total loans held for investment occurred as a result of the Corporation's acquisition of CVBK on October 1, 2013. Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. The acquired loans fall into two categories, purchased performing loans and purchased credit-impaired (PCI) loans. See "Critical Accounting Policies" in this Item 7 for a description of the Corporation's accounting for purchased performing and PCI loans.

On the date of acquisition, the Corporation acquired PCI loans with a fair value of $35.3 million and acquired purchased performing loans with a fair value of $111.8 million. The following table presents the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation's balance sheet at December 31, 2013:

TABLE 15: PCI and Purchased Performing Loans

(Dollars in thousands)	Purchased Credit Impaired	Purchased Performing	Total
Outstanding principal balance	$49,041	$110,977	$160,018
Carrying amount
Real estate – residential mortgage	$2,694	$29,285	$31,979
Real estate – construction	771	917	1,688
Commercial, financial and agricultural	28,602	55,204	83,806
Equity lines	332	16,909	17,241
Consumer	121	2,156	2,277
Total acquired loans	$32,520	$104,471	$136,991

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

Residential Mortgage Lending – Held for Investment

The Retail Banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market area in southeastern and central Virginia. The Banks offer various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 20, 25 and 30 years but subject to call after five years at the Banks' option. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between five and 20 years. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Banks to make interest rate adjustments for such loans.

Loans associated with residential mortgage lending are included in the real estate—residential mortgage category in Table 13: Summary of Loans Held for Investment.

Construction Lending

The Retail Banking segment has a real estate construction lending program. We make loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Banks also make construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the Retail Banking segment.

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for a typical construction loan ranges from nine months to 15 months for the construction of an individual residence and from 15 months to a maximum of three years for larger residential or commercial projects. We do not typically amortize construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The interest rates on construction loans are fixed and variable. We do not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, we limit the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80 percent of the property’s fair market value, or 85 percent of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project conducted by an appraiser acceptable to the Banks. For larger projects where unit absorption or leasing is a concern, we may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Banks than residential mortgage loans. We attempt to minimize such risks (1) by making construction loans in accordance with our underwriting standards and to established customers in our primary market area and (2) by monitoring the quality, progress and cost of construction. Generally, our maximum loan-to-value ratio for non-residential projects and multi-unit residential projects is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis.

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

Commercial Real Estate Lending

The Retail Banking segment's commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties. Present policy is generally to restrict the making of commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. However, we also will consider making commercial real estate loans under the following two conditions: (1) the borrower is in strong financial condition and presents a substantial business opportunity for the Corporation and (2) the borrower has substantially pre-leased the improvements to high-caliber tenants.

Our commercial real estate loans are usually amortized over a period of time ranging from 15 years to 25 years and usually have a term to maturity ranging from five years to 15 years. These loans normally have provisions for interest rate adjustments after the loan is three to five years old. The maximum loan-to-value ratio for a commercial real estate loan is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

In recent years, we have structured a portion of our commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and our assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, we usually offer a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to 25 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. We believe these loan terms provide some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with our asset and liability management strategies.

Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are usually dependent on successful operation or management of the properties securing such loans, repayment of such loans is subject to changes in both general and local economic conditions and the borrower’s business and income. As a result, events beyond our control, such as a downturn in the local economy, could adversely affect the performance of the commercial real estate loan portfolio. We seek to minimize these risks by lending to established customers and generally restricting our commercial real estate loans to our primary market area. Emphasis is placed on the income producing characteristics and quality of the collateral.

Loans associated with commercial real estate lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

Land Acquisition and Development Lending

Land acquisition and development loans are made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings and a variety of commercial uses. Our policy is to make land acquisition loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction. We will make both land acquisition and development loans to residential builders, experienced developers and others in strong financial condition to provide additional construction and mortgage lending opportunities for the Bank.

We underwrite and process land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For land acquisition and development loans, we use lower loan-to-value ratios, which are a maximum of 65 percent for raw land, 75 percent for land development and improved lots and 80 percent of the discounted appraised value of the property as determined in accordance with the appraisal policies for developed lots for single-family or townhouse construction. We can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more unconditional personal guarantees. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, we carefully evaluate the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

Loans associated with land acquisition and development lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

Builder Line Lending

The Retail Banking segment offers builder lines of credit to residential home builders to support their land and lot inventory needs. A construction loan facility for a builder will typically have an expiration of 12 months or less. Each loan that is made under the master loan facility will have a stated maturity that allows time for the residential unit to be constructed and sold to a homebuyer under prevailing market conditions. Specific terms vary based on the purpose of the loan (e.g., lot inventory, spec or non pre-sold units, pre-sold units) and previous sales activity to new homebuyers in the particular development. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower’s ability to manage inventory and run projects. We manage this risk by lending to experienced builders and by using specific underwriting policies and procedures for these types of loans.

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

Revolving and operating lines of credit are typically secured by all current assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, and are re-underwritten or renewed annually. Interest rates generally will float at a spread tied to the Banks' prime lending rate. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of two to five years, on either a fixed or floating rate basis.

Loans associated with commercial business lending are included in the commercial, financial and agricultural category in Table 13: Summary of Loans Held for Investment.

Equity Line Lending

The Retail Banking segment offers its customers home equity lines of credit that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at a spread to the prime lending rate. Home equity lines of credit are made on an open-end, revolving basis. Home equity loans generally do not present as much risk to the Banks as other types of consumer loans. These loans must satisfy our underwriting criteria, including loan-to-value and credit score guidelines.

Loans associated with equity line lending are included in the equity lines category in Table 13: Summary of Loans Held for Investment.

Consumer Lending

The Retail Banking segment offers a variety of consumer loans, including automobile, personal secured and unsecured, and loans secured by savings accounts or certificates of deposit. The shorter terms and generally higher interest rates on consumer loans help the Banks maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, we believe the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.

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

Table 16 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 16: Securities Available for Sale

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$10,000	5%	$—	—%
U.S. government agencies and corporations	29,950	14	24,649	16
Mortgage-backed securities	50,863	23	2,189	2
Obligations of states and political subdivisions	127,139	58	125,875	82
Corporate and other debt securities	158	*	—	—
Total debt securities	218,110	100	152,713	100
Preferred stock	—	—	104	*
Total available for sale securities at fair value	$218,110	100%	$152,817	100%

* Less than one percent

Growth in debt securities, as well as the shift in concentrations within the securities portfolio, are attributable to the acquisition of CVBK, which carried significant balances of mortgage-backed securities and U.S. Treasury securities when acquired by the Corporation. The Corporation seeks to diversify its portfolio to minimize risk, including by purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield obtained from these securities. All of the Corporation's mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises, primarily those of Ginnie Mae and the Small Business Administration. The municipal bond sector, which is included in the Corporation's obligations of states and political subdivisions category of securities, is the largest component within the securities portfolio. At December 31, 2013, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service.

Table 17 presents additional information pertaining to the composition of the securities portfolio by the earlier of contractual maturity or expected maturity, excluding preferred stock. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 17: Maturity of Securities

	Year Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities:
Maturing within 1 year	$10,000	0.01%	$—	—%	$—	—%
Maturing after 1 year, but within 5 years	—	—	—	—	—	—
Maturing after 5 years, but within 10 years	—	—	—	—	—	—
Maturing after 10 years	—	—	—	—	—	—
Total U.S.Treasury securities	10,000	0.01	—	—	—	—
U.S. government agencies and corporations:
Maturing within 1 year	16,482	2.21	18,514	1.42	14,742	1.47
Maturing after 1 year, but within 5 years	1,502	0.68	—	—	506	3.94
Maturing after 5 years, but within 10 years	5,534	2.20	2,991	2.20	—	—
Maturing after 10 years	8,985	3.27	3,123	2.39	—	—
Total U.S. government agencies and corporations	32,503	2.43	24,628	1.64	15,248	1.55
Mortgage-backed securities:
Maturing within 1 year	2	4.50	28	4.68	73	4.67
Maturing after 1 year, but within 5 years	1,403	3.00	2,099	2.35	2,062	2.94
Maturing after 5 years, but within 10 years	2,392	2.68	—	—	—	—
Maturing after 10 years	47,521	2.76	—	—	—	—
Total mortgage-backed securities	51,318	2.76	2,127	2.38	2,135	2.99
States and municipals:[1]
Maturing within 1 year	11,188	5.94	13,030	4.63	15,106	4.72
Maturing after 1 year, but within 5 years	51,002	5.66	34,474	5.86	30,415	5.46
Maturing after 5 years, but within 10 years	38,547	5.26	46,168	5.97	47,545	6.02
Maturing after 10 years	22,992	6.42	23,207	6.60	27,099	6.33
Total states and municipals	123,729	5.70	116,879	5.91	120,165	5.78
Corporate and other debt securities:
Maturing within 1 year	—	—	—	—	—	—
Maturing after 1 year, but within 5 years	—	—	—	—	—	—
Maturing after 5 years, but within 10 years	—	—	—	—	—	—
Maturing after 10 years	158	9.44	—	—	—	—
Total corporate and other debt securities	158	9.44	—	—	—	—
Total securities:[2]
Maturing within 1 year	37,672	2.73	31,572	2.75	29,921	3.12
Maturing after 1 year, but within 5 years	53,907	5.45	36,573	5.66	32,983	5.28
Maturing after 5 years, but within 10 years	46,473	4.76	49,159	5.74	47,545	6.02
Maturing after 10 years	79,656	3.89	26,330	6.10	27,099	6.33
Total securities	$217,708	4.26%	$143,634	5.13%	$137,548	5.27%
________

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]

Total securities exclude preferred stock at amortized cost of $27,000 at December 31, 2012 and 2011 (estimated fair value of $104,000 at December 31, 2012 and $68,000 at December 31, 2011). The Corporation did not hold any preferred stock at December 31, 2013.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $1.0 billion at December 31, 2013, compared to $686.2 million at December 31, 2012; the majority of the increase in the Corporation's deposits during 2013 was due to the acquisition of CVBK and inclusion of CVB's deposits in the Corporation's consolidated balance sheet at December 31, 2013. Total deposits at December 31, 2013 included $700.5 million of deposits at C&F Bank and $307.8 million of deposits at CVB. The $14.3 million increase in deposits at C&F Bank from December 31, 2012 to December 31, 2013 occurred primarily in money market accounts, as depositors are positioning for flexibility regarding the availability of their funds in the event of a favorable shift in interest rates.

The Corporation had $2.4 million in brokered money market deposits outstanding at December 31, 2013, compared to $2.8 million in brokered money market deposits at December 31, 2012. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 18 presents the average deposit balances and average rates paid for the years 2013, 2012 and 2011.

TABLE 18: Average Deposits and Rates Paid

	Year Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$123,859		$104,737		$93,912
Interest-bearing transaction accounts	137,615	0.30%	110,237	0.37%	109,314	0.51%
Money market deposit accounts	132,449	0.29	98,045	0.38	77,882	0.65
Savings accounts	61,237	0.12	45,645	0.10	42,083	0.10
Certificates of deposit, $100 thousand or more	133,363	1.10	134,668	1.52	135,307	1.98
Other certificates of deposit	179,387	1.07	163,921	1.50	172,675	1.86
Total interest-bearing deposits	644,051	0.66%	552,516	0.96%	537,261	1.30%
Total deposits	$767,910		$657,253		$631,173

Table 19 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2013.

TABLE 19: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2013
3 months or less	$14,834
3-6 months	21,984
6-12 months	47,632
Over 12 months	89,138
Total	$173,588

 BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings. Short-term borrowings from the Federal Reserve Bank and the FHLB are used to fund the Corporation's day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB, advances under a non-recourse revolving bank line of credit, secured fed funds lines and repurchase lines of credit with correspondent banks and securities sold under agreements to repurchase with a third-party correspondent bank. All FHLB advances are secured by a blanket floating lien on all of C&F Bank’s qualifying closed-end and revolving open-end loans secured by 1-4 family residential properties. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance. The repurchase agreement is secured by a portion of the C&F Bank’s securities portfolio.

In December, 2007, Trust II, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust II is $10.3 million of the Corporation’s trust preferred capital notes. In July 2005, Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust I is $10.3 million of the Corporation’s trust preferred capital notes. In December 2003, CVBK Trust I was formed for the purpose of issuing $5.0 million of trust preferred capital securities in private placements to institutional investors. The principal asset of CVBK Trust I is $5.2 million of CVBK's trust preferred capital notes.

For further information concerning the Corporation’s borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9: Borrowings.”

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $90.2 million and $39.0 million for C&F Bank and CVB, respectively, at December 31, 2013 and $87.1 million for C&F Bank at December 31, 2012.

Standby letters of credit are written conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $12.3 million and $1.4 million for C&F Bank and CVB, respectively, at December 31, 2013 and $8.1 million for C&F Bank at December 31, 2012.

At December 31, 2013, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $39.2 million and loans held for sale of $35.5 million. C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed to-be-announced securities (TBAs) for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2013, C&F Mortgage had derivative financial instruments with a notional value of $74.7 million. The fair value of these derivative instruments at December 31, 2013 was $533,000, which was included in other assets.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to lending program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve that, in management's judgment, will be adequate to absorb any losses arising from valid indemnification requests. Payments made under these recourse provisions were $235,000 in 2013, $815,000 in 2012 and $396,000 in 2011.

Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify a portion of the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2015. The cash flow hedges total notional amount is $10.0 million. At December 31, 2013, the cash flow hedges had a fair value of ($331,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2013. Therefore, the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $216.4 million at December 31, 2013. The increase in liquid assets during 2013 resulted primarily from the acquisition of CVBK, which held excess liquidity at the time of the acquisition because of its inability to deploy funds from loan payments and pay-offs into new loans, and instead had invested these funds in short-term liquid assets, such as federal funds sold and securities available for sale. At December 31, 2013, the Corporation continues to evaluate alternatives to deploying liquid assets acquired during the CVBK acquisition. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2013 are presented in Table 20. Both the $10.0 million in secured federal funds agreements and the $40.0 million in repurchase lines of credit included in Table 20 are CVB's agreements with third parties. The $10.0 million secured federal funds agreement will not continue beyond the merger of CVB into C&F Bank; whereas, the $40.0 million in repurchase lines of credit will continue beyond the merger of CVB into C&F Bank.

TABLE 20: Funding Sources

	December 31, 2013
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$59,000	$—	$59,000
Secured federal funds agreements	10,000	—	10,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	40,000	—	40,000
Borrowings from FHLB	123,506	52,500	71,006
Borrowings from Federal Reserve Bank	38,920	—	38,920
Revolving line of credit	120,000	75,487	44,513
Total	$396,426	$132,987	$263,439

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

Time deposits of $100,000 or more, maturing in less than a year, totaled $84.5 million at December 31, 2013; time deposits of $100,000 or more, maturing in more than one year, totaled $89.1 million.

The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2013 are presented in Table 21.

Table 21: Contractual Obligations

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank lines of credit	$75,487	$—	$75,487	$—	$—
FHLB advances [1]	52,500	12,500	15,000	25,000	—
Trust preferred capital notes	25,068	—	—	—	25,068
Securities sold under agreements to repurchase	16,780	11,780	—	5,000	—
Operating leases	5,236	1,161	1,860	1,342	873
Total[2]	$175,071	$25,441	$92,347	$31,342	$25,941

________

[1]

FHLB advances include convertible advances of $12.5 million maturing in 2014, $17.5 million maturing in 2017 and $5.0 million maturing in 2018. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances prior to their respective conversion dates, if the FHLB does not convert the advance on the conversion date, or, after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. FHLB advances also include fixed rate hybrid advances of $7.5 million, $7.5 million and $2.5 million maturing in 2015, 2016 and 2018, respectively. These advances provide fixed-rate funding until the stated maturity date. We may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9: Borrowings.”

[2]	At December 31, 2013 there were no outstanding federal funds purchased or borrowings from the Federal Reserve Bank.

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

The capital positions of the Corporation, C&F Bank, CVBK and CVB continue to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Corporation’s Tier 1 capital to risk-weighted assets ratio was 13.5 percent at December 31, 2013, compared with 15.3 percent at December 31, 2012. The total capital to risk-weighted assets ratio was 14.8 percent at December 31, 2013, compared with 16.6 percent at December 31, 2012. The Tier 1 leverage ratio was 8.9 percent at December 31, 2013, compared with 11.5 percent at December 31, 2012. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued by the Corporation in December 2007 and July 2005 and issued by CVBK in December 2003.

Shareholders’ equity was $112.9 million at year-end 2013 compared with $102.2 million at year-end 2012. During 2013, the Corporation declared common stock dividends of $1.16 per share, compared to $1.08 per share declared in 2012 and $1.01 per share declared in 2011. The dividend payout ratio was 26.6 percent of basic earnings per share for the year ended December 31, 2013, compared to 21.6 percent in 2012 and 26.9 percent in 2011. In addition, on April 11, 2012, the Corporation redeemed the remaining $10.0 million of the total $20.0 million of Series A Preferred Stock. The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued.

In June 2013, the federal bank regulatory agencies adopted final rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. Refer to Item 1. "Business" under the heading "Regulation and Supervision" for an overview of the Basel III Final Rules.

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation had two outstanding interest rate swaps used as hedging transactions at December 31, 2013.  The interest rate swaps were entered into to fix the rate of interest paid on $10.0 million of the Corporation’s variable rate trust preferred capital notes. The interest rate swaps mature in 2015.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2013, indicate that the Corporation would expect net interest income to decrease over the next twelve months 3.80 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 0.93 percent if rates shifted upward in the same manner.

 1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net Interest Income for the Year Ended December 31, 2013
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(2,932)	(3.80)%
+200 BP shock	$720	0.93%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2013 indicate that the EVE would increase 2.93 percent assuming an immediate downward shift in market interest rates of 200 BP and would decrease 6.08 percent if rates shifted upward in the same manner.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$5,793	2.93%
+200 BP shock	$(12,038)	(6.08)%

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

The EVE analysis above indicates a decrease in the EVE in an immediate upward shift in interest rates, and an increase in the EVE in an immediate downward shift in interest rates. The Corporation’s assets would reprice slower over time than what the Corporation pays on its borrowings and deposits due to the longer maturity or repricing dates of its investment and loan portfolios as compared to time deposits and borrowings. During 2013 balances of longer-term assets, such as real estate loans and investments, increased while longer-term deposits decreased as customers kept their deposits in shorter-term products. In addition, the earning assets acquired from CVB have longer lives on average as compared to C&F Bank.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of TBAs for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2013, the Corporation had derivative financial instruments with a notional value of $74.7 million. The fair value of these derivative instruments at December 31, 2013 was $533,000, which was included in other assets.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except for share and per share amounts)	2013	2012
Assets
Cash and due from banks	$14,666	$8,079
Interest-bearing deposits in other banks	41,750	17,541
Federal funds sold	91,723	—
Total cash and cash equivalents	148,139	25,620
Securities—available for sale at fair value, amortized cost of $217,708 and $143,661, respectively	218,110	152,817
Loans held for sale at fair value and at lower of cost or market, respectively	35,879	72,727
Loans, net of allowance for loan losses of $34,852 and $35,907, respectively	785,532	640,283
Restricted stocks, at cost	4,336	3,744
Corporate premises and equipment, net	39,142	27,083
Other real estate owned, net of valuation allowance of $4,135 and $3,937, respectively	2,769	6,236
Accrued interest receivable	6,360	5,673
Goodwill	16,630	10,724
Core deposit intangible, net	3,774	—
Other assets	51,626	32,111
Total assets	$1,312,297	$977,018

Liabilities
Deposits
Noninterest-bearing demand deposits	$147,520	$105,721
Savings and interest-bearing demand deposits	460,889	293,854
Time deposits	399,883	286,609
Total deposits	1,008,292	686,184
Short-term borrowings	11,780	9,139
Long-term borrowings	132,987	132,987
Trust preferred capital notes	25,068	20,620
Accrued interest payable	843	837
Other liabilities	20,386	25,054
Total liabilities	1,199,356	874,821

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,388,793 and 3,259,823 shares issued and outstanding, respectively)	3,269	3,162
Additional paid-in capital	10,686	5,624
Retained earnings	99,252	88,695
Accumulated other comprehensive income (loss), net	(266)	4,716
Total shareholders’ equity	112,941	102,197
Total liabilities and shareholders’ equity	$1,312,297	$977,018

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011
Interest income
Interest and fees on loans	$74,415	$71,947	$68,571
Interest on money market investments and federal funds sold	159	22	46
Interest and dividends on securities
U.S. government agencies and corporations	914	273	283
Tax-exempt obligations of states and political subdivisions	4,620	4,659	4,859
Corporate bonds and other	104	63	31
Total interest income	80,212	76,964	73,790
Interest expense
Savings and interest-bearing deposits	867	824	1,102
Certificates of deposit, $100 or more	1,464	2,047	2,684
Other time deposits	1,920	2,454	3,217
Borrowings	3,561	3,799	3,892
Trust preferred capital notes	811	987	986
Total interest expense	8,623	10,111	11,881
Net interest income	71,589	66,853	61,909
Provision for loan losses	15,085	12,405	14,160
Net interest income after provision for loan losses	56,504	54,448	47,749
Noninterest income
Gains on sales of loans	7,510	7,692	6,219
Service charges on deposit accounts	4,197	3,326	3,509
Other service charges and fees	6,220	6,310	5,290
Investment services income	1,060	1,017	1,008
Gains on calls and sales of available for sale securities	276	11	13
Other income	2,957	2,266	1,132
Total noninterest income	22,220	20,622	17,171
Noninterest expenses
Salaries and employee benefits	31,167	27,813	24,442
Occupancy expenses	7,397	6,795	6,491
Other expenses	19,048	16,434	15,276
Total noninterest expenses	57,612	51,042	46,209
Income before income taxes	21,112	24,028	18,711
Income tax expense	6,710	7,646	5,735
Net income	14,402	16,382	12,976
Effective dividends on preferred stock	—	311	1,183
Net income available to common shareholders	$14,402	$16,071	$11,793
Earnings per common share—basic	$4.36	$5.00	$3.76
Earnings per common share—assuming dilution	$4.18	$4.86	$3.72

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,
(Dollars in thousands)	2013	2012	2011
Net income	$14,402	$16,382	$12,976
Other comprehensive income (loss), net:
Changes in defined benefit plan assets and benefit obligations
Amortization of net obligation at transition during the period[1]	—	—	(4)
Tax effect	—	—	1
Changes in net gain (loss) arising during the period[1]	985	31	(788)
Tax effect	(344)	(11)	276

Amortization of prior service cost arising during the period[1]	(68)	(68)	(68)
Tax effect	24	24	24
Net of tax amount	597	(24)	(559)

Unrealized gain (loss) on cash flow hedging instruments
Unrealized holding gain (loss) arising during the period	182	1	(368)
Tax effect	(71)	—	145
Net of tax amount	111	1	(223)

Unrealized holding (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(8,478)	2,096	6,313
Tax effect	2,967	(734)	(2,210)
Reclassification adjustment for gains included in net income[2]	(276)	(11)	(13)
Tax effect	97	4	5
Net of tax amount	(5,690)	1,355	4,095
Other comprehensive income (loss), net:	(4,982)	1,332	3,313
Comprehensive income, net	$9,420	$17,714	$16,289

____________

1 These items are included in the computation of net periodic benefit cost, which is a component of salaries and employee benefits expense on the consolidated statement of income. See Note 12, Employee Benefit Plans, for additional information.

2 Gains are included in "Net gains on calls and sales of available for sale securities" on the income statement.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2010	20	3,032	22,112	67,542	71	92,777
Comprehensive income:
Net income	—	—	—	12,976	—	12,976
Other comprehensive income, net	—	—	—	—	3,313	3,313
Stock options exercised	—	34	660	—	—	694
Share-based compensation	—	—	395	—	—	395
Restricted stock vested	—	23	(111)	—	—	(88)
Accretion of preferred stock discount	—	—	333	(333)	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Common stock issued	—	2	39	—	—	41
Cash dividends declared – common stock ($1.01 per share)	—	—	—	(3,168)	—	(3,168)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(850)	—	(850)
Balance December 31, 2011	10	3,091	13,438	76,167	3,384	96,090
Comprehensive income:
Net income	—	—	—	16,382	—	16,382
Other comprehensive income, net	—	—	—	—	1,332	1,332
Stock options exercised	—	49	1,260	—	—	1,309
Share-based compensation	—	—	537	—	—	537
Restricted stock vested	—	16	13	—	—	29
Accretion of preferred stock discount	—	—	172	(172)	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Common stock issued	—	6	194	—	—	200
Cash dividends declared – common stock ($1.08 per share)	—	—	—	(3,479)	—	(3,479)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(203)	—	(203)
Balance December 31, 2012	—	3,162	5,624	88,695	4,716	102,197
Comprehensive income:
Net income	—	—	—	14,402	—	14,402
Other comprehensive income (loss), net	—	—	—	—	(4,982)	(4,982)
Stock options exercised	—	94	4,207	—	—	4,301
Share-based compensation	—	—	687	—	—	687
Restricted stock vested	—	10	46	—	—	56
Common stock issued	—	3	122	—	—	125
Cash dividends declared – common stock ($1.16 per share)	—	—	—	(3,845)	—	(3,845)
Balance December 31, 2013	$—	$3,269	$10,686	$99,252	$(266)	112,941

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Operating activities:
Net income	$14,402	$16,382	$12,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,349	2,270	2,121
Deferred income taxes	2,286	(848)	(1,341)
Provision for loan losses	15,085	12,405	14,160
Provision for indemnifications	558	1,205	807
Provision for other real estate owned losses	459	1,250	911
Share-based compensation	743	537	395
Net accretion of certain acquisition-related fair value adjustments	(844)	—	—
Accretion of discounts and amortization of premiums on securities, net	812	731	758
Realized gains on securities	(276)	(11)	(13)
Net realized gain on sale of other real estate owned	(218)	(39)	(57)
Net realized loss on sale of premises and equipment	165	—	—
Income from bank-owned life insurance	(188)	(108)	(101)
Origination of loans held for sale	(721,340)	(840,140)	(616,438)
Proceeds from sales of loans held for sale	758,188	837,475	613,529
Change in other assets and liabilities:
Accrued interest receivable	333	(431)	(169)
Other assets	484	(1,172)	107
Accrued interest payable	(905)	(274)	(49)
Other liabilities	(8,455)	457	396
Net cash provided by operating activities	63,638	29,689	27,992
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	79,441	34,100	31,098
Purchase of securities available for sale	(33,823)	(40,906)	(39,914)
Net redemptions of FHLB stock	2,090	23	120
Net increase in customer loans	(13,030)	(39,570)	(29,440)
Other real estate owned improvements	—	(205)	—
Proceeds from sales of other real estate owned	4,209	2,683	8,801
Purchases of corporate premises and equipment, net	(3,654)	(891)	(1,840)
Acquisition of Central Virginia Bankshares, Inc., net of cash paid	55,579	—	—
Net cash provided by (used in) investing activities	90,812	(44,766)	(31,175)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	20,955	61,102	23,025
Net decrease in time deposits	(14,002)	(21,334)	(1,743)
Net (decrease) increase in borrowings	(39,465)	1,595	(2,989)
Redemption of preferred stock	—	(10,000)	(10,000)
Issuance of common stock	125	200	41
Proceeds from exercise of stock options	4,301	1,309	694
Cash dividends	(3,845)	(3,682)	(4,018)
Net cash (used in) provided by financing activities	(31,931)	29,190	5,010
Net increase in cash and cash equivalents	122,519	14,113	1,827
Cash and cash equivalents at beginning of year	25,620	11,507	9,680
Cash and cash equivalents at end of year	$148,139	$25,620	$11,507
Supplemental disclosure
Interest paid	$9,528	$10,385	$11,930
Income taxes paid	5,986	8,949	6,955
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(8,754)	$2,085	$6,300
Loans transferred to other real estate owned	(588)	(3,866)	(5,040)
Pension adjustment	917	(37)	(860)
Unrealized gains (losses) on cash flow hedging instruments	182	1	(368)
Assets acquired, excluding cash and cash equivalents of $59,775	311,173	—	—
Liabilities assumed	366,752	—	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly owned subsidiaries, Citizens and Farmers Bank (C&F Bank) and Central Virginia Bankshares, Inc. (CVBK). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I and C&F Financial Statutory Trust II, and CVBK owns Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation. The accounting and reporting policies of C&F Financial Corporation and Subsidiaries conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and to predominant practices within the banking industry.

Nature of Operations: C&F Financial Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, C&F Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. On October 1, 2013, the Corporation acquired CVBK and its wholly-owned subsidiary, Central Virginia Bank (CVB), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. C&F Bank, CVB and their subsidiaries offer a wide range of banking and related financial services to both individuals and businesses. C&F Bank and CVB, collectively, are referred to as the Banks.

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Title Agency, Inc., C&F Investment Services, Inc. and C&F Insurance Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC and Certified Appraisals LLC, provides ancillary mortgage loan production services, such as loan settlements, title searches and residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company providing automobile loans through indirect lending programs. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of C&F Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB has one wholly-owned subsidiary, CVB Title Services, Inc., which was incorporated under the laws of the Commonwealth of Virginia for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 18.

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

Significant Group Concentrations of Credit Risk: The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. While the Corporation does have a significant portion of its securities classified as obligations of states and political subdivisions, there are no concentrations in any one state of greater than 10.0 percent and no individual issuer greater than 1.5 percent. The Corporation does not have any other significant securities concentrations in any one industry or geographic region, or to any one issuer. Note 3 discusses the Corporation’s securities portfolio and investment activities. Substantially all of the Corporation’s lending activities are with customers located in Virginia, Georgia and Tennessee. At December 31, 2013, 35.2 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 33.9 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Note 4 discusses the Corporation’s lending activities.

Business Combination: On October 1, 2013, C&F Financial Corporation acquired CVBK. This acquisition has been accounted for using the acquisition method of accounting, meaning the assets and liabilities of CVBK were recorded at their respective fair values as of October 1, 2013. These fair values are preliminary and subject to refinement for up to one year after the closing date of the transaction as information relative to closing date fair values becomes available. The Corporation's financial position and results of operations as of and for the year ended December 31, 2013 include CVBK's financial position as of December 31, 2013 and CVBK's results of operations from October 1, 2013.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Banks are each required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2013, the minimum requirement was $373,000 and $90,000 for C&F Bank and CVB, respectively. At December 31, 2012, the minimum requirement was $360,000 for C&F Bank. The Corporation is required to maintain collateral against all loss positions in its interest rate swaps which are described in Note 19. At December 31, 2013, the Corporation was required to maintain collateral of $500,000 in connection with its interest rate swaps.

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

Loans Held for Sale: During the second quarter of 2013, the Corporation elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Corporation's LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. LHFS as of December 31, 2012 were carried at the lower of cost or market value, determined in the aggregate, net of deferred fees or costs. Substantially all loans originated by C&F Mortgage are held for sale to outside investors.

Loans Acquired in a Business Combination: Loans acquired in a business combination, such as C&F Financial Corporation's acquisition of CVBK, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the "nonaccretable difference," and is available to absorb future credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows may result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive effect on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Loans not designated PCI loans as of the acquisition date are designated Purchased Performing Loans. The Corporation accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

Originated Loans: The Corporation makes mortgage, commercial and consumer loans to customers. Our recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for loan losses. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method. The Corporation is amortizing these amounts over the contractual life of the related loans.

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

TDRs occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.  TDRs are considered impaired loans. Upon designation as a TDR, the Corporation evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of December 31, 2013 and 2012, the Corporation had $5.62 million and $16.49 million, respectively, of loans classified as TDRs.

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser of a loan (investor) sold by C&F Mortgage incurs a validated indemnified loss due to borrower misrepresentation, fraud, early payment default or underwriting error.

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

Restricted Stocks: Restricted stocks include Federal Home Loan Bank (FHLB) stock owned by C&F Bank and CVB and Federal Reserve Bank (FRB) stock owned by CVB. FHLB stock and FRB stock are carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. Management reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis.

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

Corporate Premises and Equipment: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is included in income. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $2.38 million, $2.27 million and 2.12 million, respectively.

Goodwill: The Corporation’s goodwill was recognized in connection with the Corporation's acquisition of CVBK in October 2013 and its acquisition of C&F Finance in September 2002. With the adoption of Accounting Standards Update (ASU) 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, the Corporation determines that it is more likely than not that the fair value of C&F Finance or CVB is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and may be required to record impairment charges. While not required to do so, during the fourth quarter of 2013 the Corporation completed an annual test for impairment of goodwill related to the acquisition of C&F Finance and determined there was no impairment to be recognized in 2013.

Core Deposit Intangible: The Corporation's core deposit intangible (CDI) was recognized in connection with the Corporation's acquisition of CVBK in October 2013, and represents the value of long-term deposit relationships acquired in this transaction. The Corporation is amortizing the CDI over an estimated weighted average life of six years using the sum-of-the-years digits method.

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that will be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Corporation did not have any liabilities resulting from unrecognized tax benefits as of December 31, 2013 and December 31, 2012. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in the balance sheet and recognizes a change in the plan’s funded status in the year in which the change occurs through other comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For the Corporation’s pension plan, the benefit obligation is the projected benefit obligation as of December 31. In addition, enhanced disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation are presented in the notes to financial statements. Valuations for 2013 determined that the Corporation's pension plan was overfunded and valuations for 2012 determined that the Corporation’s pension plan was underfunded. As a result, the Corporation recognized a pension asset $965,000 at December 31, 2013 and a pension liability of $446,000 at December 31, 2012, and recognized a net gain of $597,000 in 2013, a net loss of $24,000 in 2012 and a net loss of $559,000 in 2011 as components of other comprehensive income (loss). The Corporation’s pension plan is described more fully in Note 12.

Share-Based Compensation: Compensation expense for grants of restricted shares is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for restricted shares is charged to income ratably over the vesting period. Compensation expense for the years ended December 31, 2013, 2012 and 2011 included $659,000 ($409,000 after tax), $488,000 ($303,000 after tax) and $363,000 ($225,000 after tax), respectively, for restricted stock granted during 2008 through 2013. As of December 31, 2013, there was $2.55 million of unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. The Corporation estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will affect the amount of estimated unamortized compensation expense to be recognized in future periods. The Corporation’s share-based compensation plans are described more fully in Note 14.

Earnings Per Common Share: The Financial Accounting Standards Board (FASB) guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share (EPS). The Corporation has applied the two-class method of computing basic and diluted EPS for each of the years ended December 31, 2013, 2012 and 2011 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. EPS calculations are presented in Note 10.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, changes in defined benefit plan assets and liabilities, and unrealized gains and losses on cash flow hedging instruments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Corporation’s Consolidated Statements of Comprehensive Income and are described more fully in Note 10.

Off-Balance-Sheet Credit Related Financial Instruments: In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments: C&F Mortgage enters into interest rate lock commitments (IRLCs) to originate residential mortgage loans for sale whereby the interest rate on the loan is determined prior to funding. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. C&F Mortgage protects itself from changes in interest rates by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed to-be-announced securities (TBAs) for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments, which are discussed below.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of December 31, 2013 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and mortgage-backed securities (MBS) and (2) interest rate swaps that qualified as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The Corporation's IRLCs and forward loan sales commitments are described more fully in Note 16 and Note 17. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transaction affects earnings. The cash flow hedges are described more fully in Note 19.

Recent Significant Accounting Pronouncements:

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-01 did not have a material effect on the Corporation's financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. An entity is required to apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Corporation has included the required disclosures from ASU 2013-02 in its financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (or LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material effect on the Corporation's financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 did not have a material effect on the Corporation's financial statements.

In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Corporation is currently assessing the effect that ASU 2014-01 will have on its financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU clarify that if or when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation is currently assessing the effect that ASU 2014-04 will have on its financial statements.

NOTE 2: Business Combinations

On October 1, 2013, the Corporation completed its acquisition of Central Virginia Bankshares, Inc. (CVBK), the one-bank holding company for Central Virginia Bank (CVB). Pursuant to the Agreement and Plan of Merger dated June 10, 2013, CVBK's shareholders received $0.32 for each share of CVBK common stock they owned, or approximately $846,000 in the aggregate. In addition, the Corporation purchased from the U.S. Treasury for $3.35 million all of CVBK's preferred stock and warrants issued to the U.S Treasury under the Capital Purchase Program, including accrued and unpaid dividends on the preferred stock. CVB has seven retail bank branches located in the Virginia counties of Powhatan, Cumberland, Chesterfield and Henrico.

The Corporation accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of CVBK were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. The Corporation recognized goodwill of $5.91 million in connection with the acquisition, none of which is deductible for income tax purposes. The following table details the total consideration paid by the Corporation on October 1, 2013 in connection with the acquisition of CVBK, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill.

(Dollars in thousands)	As Recorded by CVBK	Fair Value Adjustments	As Recorded by the Corporation
Consideration paid:
CVBK common stock			$846
CVBk preferred stock and warrants			3,350
Total consideration paid			4,196

Identifiable assets acquired:
Cash and cash equivalents	$59,775	$—	59,775
Securities available for sale, at fair value	119,916	181	120,097
Loans, net of allowance and unearned income	164,814	(17,748)	147,066
Corporate premises and equipment, net	7,448	3,500	10,948
Other real estate owned, net	895	(500)	395
Core deposit intangibles	41	4,066	4,107
Other assets	16,623	6,030	22,653
Total identifiable assets acquired	369,512	(4,471)	365,041

Identifiable liabilities assumed:
Deposits	313,711	1,710	315,421
Borrowings	40,000	2,124	42,124
Trust preferred capital notes	5,155	(716)	4,439
Other liabilities	4,684	84	4,768
Total identifiable liabilities assumed	363,550	3,202	366,752

Net identifiable assets (liabilities) assumed	$5,962	(7,673)	(1,711)

Goodwill resulting from acquisition			$5,907

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans: The acquired loans were recorded at fair value at the acquisition date without carryover of CVBK's allowance for loan losses of $6.43 million. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type and purpose, location, industry segment and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

The fair value of purchased performing loans at October 1, 2013 was $110.69 million. Information about the PCI loan portfolio at October 1, 2013 is as follows:

(Dollars in thousands)	October 1, 2013
Contractual principal and interest due	$70,390
Nonaccretable difference	(26,621)
Expected cash flows	43,769
Accretable yield	(8,454)
Purchase credit impaired loans - estimated fair value	$35,315

Premises and Equipment: The fair value of CVBK's premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised. The fair value of bank-owned real estate resulted in an estimated premium of $3.50 million, amortized over the weighted average remaining useful life of the properties, estimated to be 30 years.

Core Deposit Intangible: The fair value of the CDI was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the FHLB. The life of the deposit base and projected deposit attrition rates were determined using CVB's historical deposit data. The CDI was estimated at $4.11 million or 1.31% of deposits. The CDI is being amortized over a weighted average life of six years using the sum-of-the-years digits method.

Deposits: The fair value adjustment of deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term certificates of deposit. The resulting estimated fair value adjustment of certificates of deposit ranging in maturity from three months to over four years is a $1.71 million discount and is being accreted into income on a level-yield basis over the weighted average remaining life of approximately 19 months.

FHLB Advances: The fair value of FHLB advances represents contractual repayments discounted using interest rates available on acquisition date on borrowings with similar characteristics and remaining maturities. The resulting estimated fair value adjustment on FHLB advances was $2.12 million. All of CVBK's FHLB advances were repaid shortly after the acquisition.

Trust Preferred Capital Securities: The fair value of CVBK's trust preferred capital securities represents contractual repayments discounted using interest rates currently available on trust preferred capital securities of financials institutions with similar characteristics and remaining maturities. The resulting estimated fair value adjustment on the trust preferred capital securities was $716,000, which is being accreted over 20 years on a straight-line basis.

Other Liabilities: CVBK maintains a supplemental executive retirement plan (SERP) for certain of its senior executives under which participants designated by the Board of Directors were entitled to an annual retirement benefit. The liability related to the SERP at the acquisition date was recorded based on an actuarial calculation. The liability for the postretirement benefit obligation related to the CVBK SERP included in other liabilities was $2.11 million at December 31, 2013. The benefit related to the SERPs was frozen as of the acquisition date.

Deferred Tax Assets and Liabilities: Deferred tax assets and liabilities were established for purchase accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.

The following table illustrates the total revenue and net income attributable to the operations of CVBK that were included in the Corporation's consolidated statement of income from October 1, 2013 (date of acquisition) through December 31, 2013. The table also illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2012. The unaudited combined pro forma revenue and net income combines the historical results of CVBK with the Corporation's consolidated statements of income for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2012. Acquisition related expenses of $1.24 million were included in the Corporation's actual consolidated statement of net income for the year ended December 31, 2013, but were excluded from the unaudited pro forma information listed below. Furthermore, additional expenses related to systems conversions and other integration related expenses are expected to be incurred during 2014 in connection with merging the CVBK into the Corporation and CVB into C&F Bank. Additionally, the Corporation expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

(Dollars in thousands)	Actual Included in Year Ended December 31, 2013	Unaudited Pro Forma Year Ended December 31, 2013	Unaudited Pro Forma Year Ended December 31, 2012
Total revenues, net of interest expense	$3,748	$104,525	$119,585
Net income	$615	$14,455	$17,854

NOTE 3: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$10,000	$—	$—	$10,000
U.S. government agencies and corporations	32,503	4	(2,557)	29,950
Mortgage-backed securities	51,318	100	(555)	50,863
Obligations of states and political subdivisions	123,729	4,223	(813)	127,139
Corporate and other debt securities	158	—	—	158
	$217,708	$4,327	$(3,925)	$218,110

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$24,628	$24	$(3)	$24,649
Mortgage-backed securities	2,127	62	—	2,189
Obligations of states and political subdivisions	116,879	9,069	(73)	125,875
Preferred stock	27	77	—	104
	$143,661	$9,232	$(76)	$152,817

The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2013 and 2012, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$37,672	$36,580	$31,572	$31,859
Due after one year through five years	53,907	55,608	36,573	38,474
Due after five years through ten years	46,473	46,338	49,159	53,402
Due after ten years	79,656	79,584	26,330	28,978
Preferred stock	—	—	27	104
	$217,708	$218,110	$143,661	$152,817

Proceeds from the maturities, calls and sales of securities available for sale in 2013 were $79.44 million, resulting in gross realized gains of $276,000; in 2012 were $34.10 million, resulting in gross realized gains of $11,000; in 2011 were $31.10 million, resulting in gross realized gains of $13,000.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $149.22 million and an aggregate fair value of $149.83 million were pledged at December 31, 2013. Securities with an aggregate amortized cost of $107.87 million and an aggregate fair value of $115.14 million were pledged at December 31, 2012.

Securities in an unrealized loss position at December 31, 2013, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$29,430	$1,385	$8,948	$1,172	$38,378	$2,557
Mortgage-backed securities	40,090	555	—	—	40,090	555
Obligations of states and political subdivisions	21,260	656	3,078	157	24,338	813
Total temporarily impaired securities	$90,780	$2,596	$12,026	$1,329	$102,806	$3,925

There are 149 debt securities totaling $102.81 million considered temporarily impaired at December 31, 2013. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates rose during the third and fourth quarters of 2013, primarily in the middle and long-end of the United States Treasury yield curve, causing corresponding unrealized losses on the Corporation's portfolio of securities of U.S. government agencies and corporations and obligations of states and political subdivisions. Based on incremental improvement in some economic indicators, the Federal Reserve indicated its intent to taper the amount of bonds it purchases each month as part of its “quantitative easing” program.   The municipal bond sector, which is included in the Corporation's obligations of states and political subdivisions category of securities, continued to experience heightened selling activity influenced by continued redemptions from municipal mutual funds through the end of the year.  At December 31, 2013, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service.  Of those in a net unrealized loss position, approximately 85 percent were rated “A” or better, as measured by market value, at December 31, 2013. For the approximate 15 percent not rated "A" or better, as measured by market value at December 31, 2013, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2013 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in FHLB stock totaled $3.99 million at December 31, 2013 and the Corporation's investment in FRB stock totaled $347,000 at December 31, 2013. FHLB and FRB stock are generally viewed as a long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stock, other than the FHLBs and FRBs or member institutions. Therefore, when evaluating FHLB and FRB stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2013 and no impairment has been recognized. Membership stock, which consists of FHLB stock and FRB stock, is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2013	2012
Real estate – residential mortgage	$188,455	$149,257
Real estate – construction	5,810	5,062
Commercial, financial and agricultural [1]	288,593	205,052
Equity lines	50,795	33,324
Consumer	9,007	5,309
Consumer finance	277,724	278,186
	820,384	676,190
Less allowance for loan losses	(34,852)	(35,907)
Loans, net	$785,532	$640,283

________

1Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $354,000 and $293,000 of demand deposit overdrafts at December 31, 2013 and 2012, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVBK (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at December 31, 2013 were as follows:

(Dollars in thousands)	Acquired Loans -Purchased Credit Impaired	Acquired Loans -Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$49,041	$110,977	$160,018
Carrying amount
Real estate – residential mortgage	$2,694	$29,285	$31,979
Real estate – construction	771	917	1,688
Commercial, financial and agricultural	28,602	55,204	83,806
Equity lines	332	16,909	17,241
Consumer	121	2,156	2,277
Total acquired loans	$32,520	$104,471	$136,991

Loans on nonaccrual status were as follows:

	December 31,
(Dollars in thousands)	2013	2012
Real estate – residential mortgage	$1,996	$1,805
Real estate – construction:
Construction lending[1]	—	—
Consumer lot lending[1]	—	—
Commercial, financial and agricultural:
Commercial real estate lending	1,486	3,426
Land acquisition & development lending	—	5,234
Builder line lending	13	15
Commercial business lending	374	759
Equity lines	291	31
Consumer	231	191
Consumer finance	1,187	655
Total loans on nonaccrual status	$5,578	$12,116

____

1At December 31, 2013 and 2012 there were no real estate construction lending loans or real estate consumer lot lending loans on nonaccrual status.

If interest income had been recognized on nonaccrual loans at their stated rates during years 2013, 2012 and 2011, interest income would have increased by approximately $479,000, $654,000 and $651,000, respectively.

The past due status of loans as of December 31, 2013 was as follows:

(Dollars in thousands)	30-59 Days Past Due[2,3]	60-89 Days Past Due[2,3]	90+ Days Past Due[2,3]	Total Past Due	Current[1,2,3]	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,547	$952	$1,547	$4,046	$184,409	$188,455	$—
Real estate – construction:
Construction lending	—	—	—	—	3,728	3,728	—
Consumer lot lending	—	—	—	—	2,082	2,082	—
Commercial, financial and agricultural:
Commercial real estate lending	5,567	228	72	5,867	162,255	168,122	72
Land acquisition & development lending	—	—	272	272	25,368	25,640	—
Builder line lending	—	—	—	—	13,426	13,426	—
Commercial business lending	306	368	2,033	2,707	78,698	81,405	—
Equity lines	264	45	173	482	50,313	50,795	—
Consumer	54	46	195	295	8,712	9,007	3
Consumer finance	14,174	2,998	1,187	18,359	259,365	277,724	—
Total	$21,912	$4,637	$5,479	$32,028	$788,356	$820,384	$75

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due
[2]	The table above includes nonaccrual loans that are current of $2.15 million, 30-59 days past due of $7,000, 60-89 days past due of $306,000 and 90+ days past due of $3.11 million.
[3]

The table above includes loans purchased in the acquisition of CVBK that are current of $136.30 million, 30-59 days past due of $1.35 million, 60-89 days past due of $841,000 and 90+ days past due of $2.98 million of which $3,000 are 90+ days past due and accruing.

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

For the purposes of the above table, “Current” includes loans that are 1-29 days past due. In addition, the above table includes nonaccrual loans that are current of $1.19 million, 30-59 days past due of $3.39 million, 60-89 days past due of $421,000 and 90+ days past due of $7.11 million.

Loan modifications that were classified as TDRs during the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013		2012
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Real estate – residential mortgage – interest reduction	—	$—	1	$122
Real estate – residential mortgage – interest rate concession	2	268	—	—
Commercial, financial and agricultural:
Commercial real estate lending – interest reduction	—	—	3	278
Commercial real estate lending – interest rate concession	4	1,829	6	4,226
Builder line lending – interest rate concession	1	17	1	193
Commercial business lending – interest rate concession	1	117	—	—
Commercial business lending – term concession	1	77	—	—
Equity lines – term concession	1	30	—	—
Consumer – interest reduction	—	—	1	108
Total	10	$2,338	12	$4,927

TDR additions during the year ended December 31, 2012 included one commercial relationship totaling $3.85 million for which loan modifications were negotiated. This relationship was classified as substandard at December 31, 2012. The Corporation has no obligation to fund additional advances on its impaired loans.

TDR payment defaults during the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013		2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate – residential mortgage	—	$—	1	$84
Commercial, financial and agricultural:
Commercial real estate lending	1	3	5	1,386
Builder line lending	—	—	1	88
Total	1	$3	7	$1,558

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Impaired loans, which included TDR loans of $5.62 million, and the related allowance at December 31, 2013 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance- Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

Impaired loans, which consist solely of TDRs, and the related allowance at December 31, 2012 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,230	$2,283	$433	$2,266	$124
Commercial, financial and agricultural:
Commercial real estate lending	7,892	8,190	1,775	8,260	254
Land acquisition & development lending	5,234	5,234	1,432	5,443	236
Builder line lending	—	—	—	1,407	—
Commercial business lending	812	817	112	827	13
Consumer	324	324	49	324	16
Total	$16,492	$16,848	$3,801	$18,527	$643

PCI loans had an unpaid principal balance of $49.04 million and a carrying value of $32.52 million at December 31, 2013. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired loans.

The PCI loan portfolio related to the CVBK acquisition was accounted for at fair value on the date of acquisition as follows:

(Dollars in thousands)	October 1, 2013
Contractual principal and interest due	$70,390
Nonaccretable difference	(26,621)
Expected cash flows	43,769
Accretable yield	(8,454)
Purchase credit impaired loans - estimated fair value	$35,315

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the period from October 1, 2013 to December 31, 2013:

(Dollars in thousands)	Accretable Yield
Acquisition of CVBK, October 1, 2013	$8,454
Accretion	(678)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	—
Accretable yield, December 31, 2013	$7,776

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance at the beginning of year	$35,907	$33,677	$28,840
Provision charged to operations	15,085	12,405	14,160
Loans charged off	(20,070)	(13,497)	(12,177)
Recoveries of loans previously charged off	3,930	3,322	2,854
Balance at the end of year	$34,852	$35,907	$33,677

The following table presents, as of December 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial & Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Provision charged to operations	740	7	52	105	216	13,965	$15,085
Loans charged off	(849)	—	(2,298)	(126)	(399)	(16,398)	$(20,070)
Recoveries of loans previously charged off	106	3	227	28	173	3,393	$3,930
Ending balance	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Ending balance: individually evaluated for impairment	$390	$—	$639	$—	$14	$—	$1,043
Ending balance: collectively evaluated for impairment	$1,965	$434	$7,166	$892	$259	$23,093	$33,809
Ending balance: acquired loans - purchase credit impaired	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$188,455	$5,810	$288,593	$50,795	$9,007	$277,724	$820,384
Ending balance: individually evaluated for impairment	$2,601	$—	$3,437	$131	$93	$—	$6,262
Ending balance: collectively evaluated for impairment	$183,160	$5,039	$256,554	$50,332	$8,793	$277,724	$781,602
Ending balance: acquired loans - purchase credit impaired	$2,694	$771	$28,602	$332	$121	$—	$32,520

The following table presents, as of December 31, 2012, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial & Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,379	$480	$10,040	$912	$319	$19,547	$33,677
Provision charged to operations	737	(56)	1,737	53	94	9,840	12,405
Loans charged off	(793)	—	(2,074)	(159)	(337)	(10,134)	(13,497)
Recoveries of loans previously charged off	35	—	121	79	207	2,880	3,322
Ending balance	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Ending balance: individually evaluated for impairment	$433	$—	$3,319	$—	$49	$—	$3,801
Ending balance: collectively evaluated for impairment	$1,925	$424	$6,505	$885	$234	$22,133	$32,106
Loans:
Ending balance	$149,257	$5,062	$205,052	$33,324	$5,309	$278,186	$676,190
Ending balance: individually evaluated for impairment	$2,230	$—	$13,938	$—	$324	$—	$16,492
Ending balance: collectively evaluated for impairment	$147,027	$5,062	$191,114	$33,324	$4,985	$278,186	$659,698

Loans by credit quality indicators as of December 31, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$180,670	$2,209	$3,580	$1,996	$188,455
Real estate – construction:
Construction lending	1,068	11	2,649	—	3,728
Consumer lot lending	1,831	105	146	—	2,082
Commercial, financial and agricultural:
Commercial real estate lending	152,017	2,934	11,685	1,486	168,122
Land acquisition & development lending	18,236	1,601	5,803	—	25,640
Builder line lending	11,608	1,278	527	13	13,426
Commercial business lending	61,715	2,758	16,558	374	81,405
Equity lines	48,603	1,003	898	291	50,795
Consumer	8,616	2	158	231	9,007
	$484,364	$11,901	$42,004	$4,391	$542,660

Included in the table above are loans purchased in connection with the acquisition of CVBK of $119.75 million pass rated, $3.30 million special mention, $17.77 million substandard and $652,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$276,537	$1,187	$277,724

_____________

1  At December 31, 2013, the Corporation does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2012 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$143,947	$1,374	$2,131	$1,805	$149,257
Real estate – construction:
Construction lending	228	—	2,929	—	3,157
Consumer lot lending	1,905	—	—	—	1,905
Commercial, financial and agricultural:
Commercial real estate lending	102,472	2,776	10,973	3,426	119,647
Land acquisition & development lending	19,422	1,789	7,692	5,234	34,137
Builder line lending	13,469	1,926	538	15	15,948
Commercial business lending	32,330	187	2,044	759	35,320
Equity lines	31,199	1,327	767	31	33,324
Consumer	4,746	3	369	191	5,309
	$349,718	$9,382	$27,443	$11,461	$398,004

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$277,531	$655	$278,186

__________

1 At December 31, 2012, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 6: Other Real Estate Owned

At December 31, 2013 and 2012, OREO was $2.77 million and $6.24 million, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in the state of Virginia. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Balance at the beginning of year, gross	$10,173	$9,986
Transfers from loans	588	3,866
Acquisition of CVBK	395	—
Capitalized costs	—	205
Charge-offs	(261)	(1,240)
Sales proceeds	(4,209)	(2,683)
Gain on disposition	218	39
Balance at the end of year, gross	6,904	10,173
Less allowance for losses	(4,135)	(3,937)
Balance at the end of year, net	$2,769	$6,236

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance at the beginning of year	$3,937	$3,927	$3,979
Provision for losses	459	1,250	911
Charge-offs, net	(261)	(1,240)	(963)
Balance at the end of year	$4,135	$3,937	$3,927

Net expenses applicable to OREO, other than the provision for losses, were $253,000, $384,000 and $516,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2013	2012
Land	$8,431	$6,506
Buildings	33,403	25,604
Equipment, furniture and fixtures	40,100	24,096
	81,934	56,206
Less accumulated depreciation	(42,792)	(29,123)
	$39,142	$27,083

NOTE 8: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2013	2012
Certificates of deposit, $100 or more	$173,588	$138,560
Other time deposits	226,295	148,049
	$399,883	$286,609

Remaining maturities on time deposits at December 31, 2013 are as follows:

(Dollars in thousands)
2014	$202,970
2015	95,857
2016	40,684
2017	28,489
2018	22,350
Thereafter	9,533
$399,883

NOTE 9: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2013	2012
Balance outstanding at year end[1]	$11,780	$9,139
Maximum balance at any month end during the year	$15,812	$22,383
Average balance for the year	$12,276	$8,704
Weighted average rate for the year	0.40%	0.46%
Weighted average rate on borrowings at year end	0.40%	0.50%
Estimated fair value at year end	$11,780	$9,139

_____

1 Consists entirely of secured transactions with customers, which generally mature the day following the day sold.

Long-term borrowings at December 31, 2013 consist of a repurchase agreement with a third-party correspondent bank, which is secured by investment securities; advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance; and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties.  The interest rate on the repurchase agreement, which matures in 2018, is 3.55% (7.00% minus three-month LIBOR with a maximum rate of 3.55%) and the outstanding balance as of December 31, 2013 was $5.00 million.  The interest rate on the revolving bank line of credit, which matures in 2016, floats at the one-month LIBOR rate plus a range of 200 to 225 basis points, depending upon the average balance outstanding on the line, and the outstanding balance as of December 31, 2013 was $75.49 million.  C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2013.  Long-term advances from the FHLB at December 31, 2013 consist of $35.00 million of convertible advances and $17.50 million of fixed rate hybrid advances.  The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid advances provide fixed-rate funding until the stated maturity date. C&F Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. The table below presents selected information on the FHLB advances:

(Dollars in thousands)

Balance Outstanding at December 31, 2013	Interest Rate	Maturity Date	Next Conversion Option Date
Fixed Rate Hybrid Advances
$7,500	3.39%	08/10/15
$7,500	0.80	08/30/16
$2,500	1.28	08/30/18
Convertible Advances
$5,000	3.95	11/17/14	02/18/14
$7,500	3.69	11/28/14	02/28/14
$7,500	3.70	10/19/17	04/21/14
$5,000	4.06	10/25/17	04/25/14
$5,000	2.93	11/27/17	02/27/14
$5,000	3.59	06/06/18

The contractual maturities of long-term borrowings at December 31, 2013 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2014	$12,500	$—	$12,500
2015	7,500	—	7,500
2016	7,500	75,487	82,987
2017	17,500	—	17,500
2018	7,500	5,000	12,500
Thereafter	—	—	—
	$52,500	$80,487	$132,987

The Corporation’s unused lines of credit for future borrowings total approximately $263.44 million at December 31, 2013, which consists of $71.01 million available from the FHLB, $44.51 million on C&F Finance’s revolving bank line of credit, $38.92 million available from the Federal Reserve Bank, $59.00 million under unsecured federal funds agreements with third party financial institutions, $40.00 million in repurchase lines of credit with third party financial institutions and $10.00 million under a secured federal funds agreement with a third party financial institution.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the securities at a fixed rate of 7.73% as to $5.00 million of the securities and at a rate equal to the three-month LIBOR rate plus 3.15% as to the remaining $5.00 million, which rate was 3.39% at December 31, 2013. The fixed rate portion of the securities converted to the three-month LIBOR rate plus 3.15% in December 2012. The principal asset of Trust II is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

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

In December 2003, Central Virginia Bankshares Statutory Trust I (CVBK Trust I), a wholly-owned non-operating subsidiary of CVBK, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes. On December 17, 2003, CVBK Trust I issued $5.00 million of trust preferred capital securities in a private placement to an institutional investor and $155,000 in common equity to CVBK in exchange for cash. The securities mature in December 2033, are redeemable at CVBK's option beginning after five years, and require quarterly distributions by CVBK Trust I to the holder of the securities at a rate equal to the three-month LIBOR plus 2.85% (3.10% at December 31, 2013). The principal asset of CVBK Trust I is $5.16 million of CVBK's trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by CVBK on the debt securities will be used by CVBK Trust I to pay the quarterly distributions payable by CVBK Trust I to the holders of the trust preferred capital securities. Upon completion of the merger of CVBK with and into the Corporation, the Corporation will assume liability for these trust preferred capital securities. CVBK's trust preferred capital securities were adjusted to fair market value on the date of acquisition of CVBK. The resulting fair value adjustment was a discount of $716,000, which is being accreted over 20 years on a straight-line basis.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 10: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $163,000, $2.51 million and $1.79 million as of December 31, 2013, 2012 and 2011, respectively.

	December 31,
(Dollars in thousands)	2013	2012	2011
Net unrealized gains on securities	$261	$5,951	$4,596
Net unrecognized loss on cash flow hedges	(202)	(313)	(314)
Net unrecognized losses on defined benefit plan	(325)	(922)	(898)
Total cumulative other comprehensive income (loss)	$(266)	$4,716	$3,384

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

The Warrant has a 10-year term and was immediately exercisable upon issuance, with an exercise price, subject to anti-dilution adjustments, equal to $17.91 per share of Common Stock. Of the aggregate amount of $20.00 million proceeds received from the issuance of the Series A Preferred Stock, approximately $792,000 was attributable to the Warrant, based on the relative fair value of the Warrant on the date of issuance. The Corporation has not repurchased the Warrant as of December 31, 2013. If the Corporation repurchases the Warrant in a future period, the repurchase is not expected to have any effect on the Corporation's earnings or earnings per share in the period of repurchase.

Common Shares. The Corporation repurchased 1,215 shares of its common stock during the year ended December 31, 2013. These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. The Corporation did not repurchase any shares of its common stock during the years ended December 31, 2012 or 2011.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

	December 31,
(Dollars in thousands)	2013	2012	2011
Net income	$14,402	$16,382	$12,976
Accumulated dividends on Series A Preferred Stock	—	(139)	(850)
Amortization of Series A Preferred Stock discount	—	(172)	(333)
Net income available to common shareholders	$14,402	$16,071	$11,793
Weighted average number of common shares used in earnings per common share—basic	3,305,132	3,215,049	3,135,645
Effect of dilutive securities:
Stock option awards and warrant	138,850	90,853	36,632
Weighted average number of common shares used in earnings per common share—assuming dilution	3,443,982	3,305,902	3,172,277

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant are determined using the treasury stock method. Approximately 18,000, 215,000 and 316,000 shares issuable upon exercise of options for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in computing diluted earnings per common share because they were anti-dilutive.

NOTE 11: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Current taxes	$4,424	$8,494	$7,076
Deferred taxes	2,286	(848)	(1,341)
	$6,710	$7,646	$5,735

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
(Dollars in thousands)	2013	Percent of Pre-tax Income	2012	Percent of Pre-tax Income	2011	Percent of Pre-tax Income
Income tax computed at federal statutory rates	$7,389	35.0%	$8,410	35.0%	$6,362	34.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,600)	(7.6)	(1,631)	(6.8)	(1,652)	(8.8)
Reduction of interest expense incurred to carry tax-exempt assets	59	0.3	78	0.3	98	0.5
State income taxes, net of federal tax benefit	938	4.4	1,133	4.7	1,114	6.0
Nondeductible expenses primarily related to the acquisition of CVBK	251	1.2	—	—	—	—
Compensation in excess of deductible limits	—	—	—	—	41	0.2
Tax credits	(225)	(1.1)	(225)	(0.9)	(180)	(1.0)
Other	(102)	(0.4)	(119)	(0.5)	(48)	(0.3)
	$6,710	31.8%	$7,646	31.8%	$5,735	30.6%

The Corporation’s net deferred income taxes totaled $21.9 million and $14.9 million at December 31, 2013 and 2012, respectively. The increase is primarily the result of the fair market value adjustments related to the acquisition of CVBK and the decline in the net unrealized gain on securities available for sale. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2013	2012
Deferred tax asset
Allowance for loan losses and OREO losses	$14,787	$15,036
Fair market value adjustments related to acquisition	5,957	—
Reserve for indemnification losses	917	795
OREO expenses	—	226
Deferred compensation	2,617	2,049
Other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock	—	614
Share-based compensation	517	340
Interest on nonaccrual loans	645	244
Defined benefit plan	—	156
Cash flow hedges	129	200
Other	1,556	1,284
Deferred tax asset	27,125	20,944
Deferred tax liability
Goodwill and other intangible assets	(3,079)	(2,794)
Core deposit intangible	(1,321)	—
Defined benefit plan	(513)	—
Depreciation	(132)	(59)
Net unrealized gain on securities available for sale	(141)	(3,205)
Deferred tax liability	(5,186)	(6,058)
Net deferred tax asset	$21,939	$14,886

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

NOTE 12: Employee Benefit Plans

C&F Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 95% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Bank’s profitability for a given year and on each participant’s yearly earnings. All full-time employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. All employee contributions are fully vested upon contribution. An employee is 20% vested in C&F Bank’s contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years, or earlier in the event of retirement, death or attainment of age 65 while an employee. The amounts charged to expense under this plan were $417,000, $387,000 and $405,000 in 2013, 2012 and 2011, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. All employee contributions are fully vested upon contribution. An employee is vested 25% in the employer’s contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years.  The amounts charged to expense under this plan were $104,000, $29,000 and $12,000 in 2013, 2012 and 2011, respectively.

C&F Finance maintains a Defined Contribution Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of C&F Bank. The amounts charged to expense under this plan were $155,000, $147,000 and $139,000 in 2013, 2012 and 2011, respectively.

Central Virginia Bank (CVB) maintains a qualified defined contribution plan for all eligible full-time and part-time employees. The plan is sponsored by the VBA and may be amended or terminated by the Board of Directors at any time. The defined contribution plan is comprised of two components, Profit-sharing and the 401(k). Once eligible and participating, employees are 100% vested in all employer and employee contributions. The profit-sharing portion of the plan is discretionary and is based on the profitability of CVB on an annual basis. The approved contribution amount is credited to the participant’s individual account during the first quarter of each year for the prior year. CVB did not make any profit sharing contributions to the plan during 2013, 2012 or 2011. The 401(k) portion of the plan provides for employee contributions of a portion of their eligible wages on a pre-tax basis subject to statutory limitations. Effective November 1, 2010, CVB suspended employer 401(k) contributions to the plan.

Individual performance bonuses are awarded annually to certain members of management under the Corporation's Management Incentive Plan. The Corporation’s Compensation Committee recommends to the Corporation’s Board of Directors the bonuses to be paid to the Chief Executive Officer and the Chief Financial Officer of the Corporation, and recommends to the C&F Bank’s Board of Directors bonuses to be paid to certain other senior C&F Bank and C&F Finance officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the C&F Bank and C&F Finance. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, C&F Bank’s Board of Directors considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $1.32 million, $1.02 million and $844,000 in 2013, 2012 and 2011, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $932,000, $1.05 million and $657,000 were expensed in 2013, 2012 and 2011, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

C&F Bank has a non-contributory, defined benefit pension plan (Cash Balance Plan) for all full-time employees over 21 years of age. Under the Cash Balance Plan, the benefit account for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on the prior year’s December average yield on 30-year Treasuries plus 150 basis points. C&F Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

 The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing Plan and Cash Balance Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $185,000, $175,000 and $153,000 in 2013, 2012 and 2011, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the C&F Bank’s Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2013	2012	2011
Change in benefit obligation
Projected benefit obligation, beginning	$10,058	$8,768	$7,915
Service cost	776	636	611
Interest cost	425	395	438
Actuarial loss	91	505	154
Benefits paid	(691)	(246)	(350)
Projected benefit obligation, ending	$10,659	$10,058	$8,768
Change in plan assets
Fair value of plan assets, beginning	$9,612	$8,295	$7,261
Actual return on plan assets	1,703	1,063	(116)
Employer contributions	1,000	500	1,500
Benefits paid	(691)	(246)	(350)
Fair value of plan assets, ending	$11,624	$9,612	$8,295
Funded status	$965	$(446)	$(473)
Amounts recognized as an other asset (liability)	$965	$(446)	$(473)
Amounts recognized in accumulated other comprehensive income (loss)
Net loss	$1,510	$2,495	$2,525
Prior service cost	(1,010)	(1,077)	(1,144)
Deferred taxes	(175)	(496)	(483)
Total recognized in accumulated other comprehensive income (loss)	$325	$922	$898
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	4.4%	4.0%	4.5%
Expected return on plan assets	8.0	8.0	8.0
Rate of compensation increase	3.0	3.0	4.0

The accumulated benefit obligation was $10.66 million and $10.06 million as of the actuarial valuation dates in 2013 and 2012, respectively.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Components of net periodic benefit cost
Service cost	$776	$636	$611
Interest cost	425	395	438
Expected return on plan assets	(748)	(633)	(581)
Amortization of prior service cost	(68)	(68)	(68)
Amortization of net obligation at transition	—	—	(4)
Recognized net actuarial loss	121	106	63
Net periodic benefit cost	506	436	459
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net (loss) gain	(985)	(31)	788
Amortization of net obligation at transition	—	—	4
Amortization of prior service costs	68	68	68
Deferred taxes	320	(13)	(301)
Total recognized in accumulated other comprehensive income (loss)	(597)	24	559
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(91)	$460	$1,018

	January 1,
	2013	2012	2011
Weighted-average assumptions for net periodic benefit cost as of
Discount rate	4.0%	4.5%	5.5%
Expected return on plan assets	8.0	8.0	8.0
Rate of compensation increase	3.0	3.0	4.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2014	$869
2015	285
2016	620
2017	766
2018	2,017
2019 – 2023	4,814
$9,371

C&F Bank selects the expected long-term rate of return on assets in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period. Higher significance is placed on current forecasts of future long-term economic conditions.

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2013	2012
Mutual funds-fixed income	38%	39%
Mutual funds-equity	62	61
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

As of December 31, 2013 and 2012, the fair value of the defined benefit plan assets is as follows:

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$4,431	$—	$—	$4,431
Mutual funds-equity [2]	7,181	—	—	7,181
Cash and equivalents [3]	12	—	—	12
Total pension assets	$11,624	$—	$—	$11,624

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$3,735	$—	$—	$3,735
Mutual funds-equity [2]	5,867	—	—	5,867
Cash and equivalents [3]	10	—	—	10
Total pension assets	$9,612	$—	$—	$9,612

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

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 38% fixed income and 62% equities. The investment advisor selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

NOTE 13: Related Party Transactions

Loans outstanding to directors and executive officers totaled $2.72 million and $690,000 at December 31, 2013 and 2012, respectively. Related party loans acquired in connection with the acquisition of CVBK were $2.22 million on October 1, 2013 and $2.10 million at December 31, 2013. New advances to directors and officers totaled $25,000 and repayments totaled $214,000 in the year ended December 31, 2013. In the opinion of management, these loans were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

NOTE 14: Share-Based Plans

On April 16, 2013, the Corporation’s shareholders approved the C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (the 2013 Plan) for the grant of equity awards to certain key employees of the Corporation, as well as non-employee directors (including non-employee regional or advisory directors). The 2013 Plan authorizes an aggregate of 500,000 shares of the Corporation's common stock to be issued as equity awards in the form of stock options, tandem stock appreciation rights, restricted stock, restricted stock units and/or other stock-based awards. Since the 2013 Plan’s approval, equity awards have only been issued in the form of restricted stock, which are accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.

Prior to the approval of the 2013 Plan, the Corporation granted equity awards under the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the Amended 2004 Plan). The Amended 2004 Plan authorized an aggregate of 500,000 shares of Corporation common stock to be issued as equity awards in the form of stock options, stock appreciation rights, restricted stock and/or restricted stock units to key employees and non-employee directors. Since 2006, all equity awards that were issued under the Amended 2004 Plan were in the form of restricted stock, which were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.

Prior to the amendment of the Amended 2004 Plan in 2008, the Corporation awarded options to purchase common stock and/or grants of restricted shares of common stock to certain key employees of the Corporation under the plan that was approved by the Corporation’s shareholders on April 20, 2004. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. Restricted shares were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares were awarded. All options outstanding under this plan are exercisable as of December 31, 2013. All options expire ten years from the grant date.

Prior to the approval of the plan in 2004, the Corporation granted options to purchase common stock under the Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (the 1994 Plan). The 1994 Plan expired on April 30, 2004. The maximum aggregate number of shares that could be issued pursuant to awards made under the 1994 Plan was 500,000. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. All options outstanding under the 1994 Plan are exercisable as of December 31, 2013. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the Director Plan). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options were issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Director Plan are exercisable as of December 31, 2013. All options expire ten years from the grant date. In 2008, the Corporation ceased granting awards to non-employee directors under the Director Plan, which expired in 2008, and non-employee directors were added to the group of eligible award recipients under the Amended 2004 Plan.

Stock option transactions under the various plans for the periods indicated were as follows:

	2013			2012		2011
(Dollars in thousands, except for per share amounts)	Shares	Exercise Price*	Intrinsic Value	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	276,432	$39.14		325,067	$36.68	390,617	$34.95
Granted	—	—		—	—	—	—
Exercised	(94,382)	40.41		(48,635)	22.70	(34,800)	18.70
Cancelled	(17,900)	40.87		—	—	(30,750)	35.07
Outstanding and exercisable at end of year	164,150	$38.21	$1,224	276,432	$39.14	325,067	$36.68

* Weighted average

The total intrinsic value of in-the-money options exercised in 2013 was $1.2 million. Cash received from option exercises during 2013 was $3.8 million, and a $487,000 tax benefit was recognized in additional paid-in capital in connection with nonqualified option exercises and disqualifying dispositions. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

			Options Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2013	Remaining Contractual Life (Years)*	Exercise Price*
$35.20	to	$39.60	164,150	1.7	$38.21

* Weighted average

As permitted under the 2013 Plan and Amended 2004 Plan, the Corporation awards shares of restricted stock to certain key employees and non-employee directors. Restricted shares awarded to employees are generally subject to a five-year vesting period and restricted shares awarded to non-employee directors are subject to a three-year vesting period. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2013		2012		2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	97,700	$24.69	87,125	$22.59	86,025	$25.89
Granted	35,594	45.24	29,025	33.16	31,100	23.80
Vested	(10,700)	18.16	(16,100)	28.85	(22,650)	35.44
Cancelled	(2,411)	36.42	(2,350)	22.60	(7,350)	26.80
Nonvested at end of year	120,183	$31.18	97,700	$24.69	87,125	$22.59

Compensation is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted for the years 2013, 2012 and 2011 was $45.24, $33.16 and $23.80, respectively. Compensation expense is charged to income ratably over the vesting periods, and was $659,000 in 2013, $488,000 in 2012 and $363,000 in 2011. As of December 31, 2013, there was $2.55 million of total unrecognized compensation cost related to restricted stock granted under the 2013 Plan and the Amended 2004 Plan. This amount is expected to be recognized through 2018.

NOTE 15: Regulatory Requirements and Restrictions

The Corporation (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Banks' capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). For both the Corporation and the Banks, Tier 1 capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, amounts resulting from changes in the funded status of the pension plan and goodwill net of any related deferred tax liability, and total capital consists of Tier 1 capital and a portion of the allowance for loan losses. For the Corporation only, Tier 1 and total capital also include trust preferred securities and exclude the unrealized loss on cash flow hedging instruments. Risk-weighted assets for the Corporation, C&F Bank and CVB were $851.72 million, $692.50 million and $158.88 million, respectively, at December 31, 2013 and $715.20 million for the Corporation and $712.13 million for C&F Bank at December 31, 2012. Management believes that, as of December 31, 2013, the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) for C&F Bank and from the Federal Reserve Bank for CVB categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks’ categories.

The Corporation’s and the Banks’ actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Corporation	$126,202	14.8%	$68,137	8.0%	N/A	N/A
C&F Bank	100,538	14.5	55,400	8.0	$69,250	10.0%
CVB	20,632	13.0	12,710	8.0	$15,888	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	115,257	13.5	34,069	4.0	N/A	N/A
C&F Bank	91,559	13.2	27,700	4.0	41,550	6.0
CVB	20,597	13.0	6,355	4.0	9,533	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	115,257	8.9	51,664	4.0	N/A	N/A
C&F Bank	91,559	9.4	38,964	4.0	58,447	6.0
CVB	20,597	6.2	13,332	4.0	19,997	6.0

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Corporation	$118,824	16.6%	$57,216	8.0%	N/A	N/A
C&F Bank	115,892	16.3	56,970	8.0	$71,213	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	109,552	15.3	28,608	4.0	N/A	N/A
C&F Bank	106,657	15.0	28,485	4.0	42,728	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	109,552	11.5	38,205	4.0	N/A	N/A
C&F Bank	106,657	11.2	38,091	4.0	47,613	5.0

In December 2013, The Federal Reserve Board issued a final rule that makes technical changes to its market risk capital rule to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The Basel III final rules require the Company to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from the current requirement); and, (4) a leverage ratio of 4% of total assets.

Based on management's interpretation and understanding of the new rules, the Company has evaluated the effect of the Basel III final rules and expects the Company will continue to exceed the well capitalized minimum capital requirements based on the December 31, 2013 balance sheet composition.

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to the U.S. Treasury 20,000 shares of the Corporation’s Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation’s Common Stock, for a total price of $20.0 million. The Corporation has redeemed 100 percent of the Series A Preferred Stock, $10.00 million in April 2012 and $10.00 million in July 2011. As of December 31, 2013, only the Warrant remains outstanding.

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. On December 17, 2003, CVBK issued $5.00 million of trust preferred securities through a statutory business trust for general corporate purposes. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was eligible for inclusion in the Corporation's Tier 1 capital for 2013. However, only the Corporation's $20.00 million was eligible for inclusion for 2012 because the acquisition of CVBK occurred on October 1, 2013.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of C&F Bank, and loans or advances are limited to 10 percent of C&F Bank’s capital stock and surplus on a secured basis. On June 30, 2010, CVBK and CVB entered into a written agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions (VBFI). Among other things, the written agreement restricts CVBK and CVB from paying dividends and making other capital distributions without the written consent of the Federal Reserve Bank and the VBFI. Since acquiring CVBK and CVB on October 1, 2013, this restriction has not significantly affected the operations of the Corporation or C&F Bank. Additionally, in connection with the acquisition of CVBK, the Corporation committed to its federal and state banking regulators that the Corporation would commit management and financial resources to solidify the operational and financial condition of CVBK and CVB, which the Corporation believes it has done. The Corporation anticipates consolidating its operations by merging CVBK with and into the Corporation and CVB with and into C&F Bank late during the first quarter of 2014, and further anticipates that the written agreement will terminate upon completion of these mergers.

NOTE 16: Commitments and Financial Instruments with Off-Balance-Sheet Risk

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. C&F Bank and CVB evaluate each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments was $90.20 million and $39.04 million for C&F Bank and CVB, respectively, at December 31, 2013 and $87.06 million for C&F Bank at December 31, 2012.

Standby letters of credit are written conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $12.30 million and $1.42 million for C&F Bank and CVB, respectively, at December 31, 2012 and $8.12 million for C&F Bank at December 31, 2012.

C&F Mortgage had rate lock commitments (or IRLCs) to originate mortgage loans amounting to approximately $39.20 million and loans held for sale of $35.49 million. C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2013, the Corporation had derivative financial instruments with a notional value of $74.69 million. The fair value of these derivative instruments at December 31, 2013 was $533,000, which was included in other assets.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage by the counterparties making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2013. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Allowance, beginning of period	$2,092	$1,702	$1,291
Provision for indemnification losses	558	1,205	807
Payments	(235)	(815)	(396)
Allowance, end of period	$2,415	$2,092	$1,702

Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with the Corporation's operating leases was $1.39 million, $1.47 million and $1.49 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments due under the Corporation's operating leases as of December 31, 2013 are as follows:

(Dollars in thousands)
2014	$1,161
2015	953
2016	907
2017	761
2018	581
Thereafter	873
$5,236

NOTE 17: Fair Value of Assets and Liabilities

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value options elections as of December 31, 2013, except that during the second quarter of 2013, the Corporation elected to begin using fair value accounting for its entire portfolio of LHFS.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2013 and 2012, the Corporation's entire investment securities portfolio was valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

Loans held for sale. Fair value of the Corporation's LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. The Corporation's portfolio of LHFS is classified as Level 2.

IRLCs. The Corporation recognizes IRLCs at fair value. Fair value of IRLCs is either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Corporation's IRLCs are classified as Level 2.

Forward sales commitments. Forward commitments to sell mortgage loans and TBAs are used to mitigate interest rate risk for residential mortgage LHFS and IRLCs. Forward commitments to sell mortgage loans and TBAs are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell TBAs. The Corporation's forward sales commitments are classified as Level 2.

Derivative liability - cash flow hedges. The Corporation’s derivative financial instruments have been designated as and qualify as cash flow hedges. The fair value of the Corporation's cash flow hedges is determined using the discounted cash flow method.

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,000	$—	$10,000
U.S. government agencies and corporations		29,950		29,950
Mortgage-backed securities	—	50,863	—	50,863
Obligations of states and political subdivisions	—	127,139	—	127,139
Preferred stock	—	158	—	158
Total securities available for sale	—	218,110	—	218,110
Loans held for sale	—	35,879	—	35,879
Interest rate lock commitments	—	511	—	511
Forward sales commitments	—	22	—	22
Total assets	$—	$254,522	$—	$254,522

Liabilities:
Derivative liability - cash flow hedges	$—	$331	$—	$331

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$24,649	$—	$24,649
Mortgage-backed securities	—	2,189	—	2,189
Obligations of states and political subdivisions	—	125,875	—	125,875
Preferred stock	—	104	—	104
Total securities available for sale	$—	$152,817	$—	$152,817
Liabilities:
Derivative payable - cash flow hedges	$—	$513	$—	$513

 Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

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

 The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$3,646	$3,646
Other real estate owned net	—	—	2,769	2,769
Total	$—	$—	$6,415	$6,415

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$9,074	$9,074
Other real estate owned, net	—	—	6,236	6,236
Total	$—	$—	$15,310	$15,310

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of December 31, 2013:

	Fair Value Measurements at December 31, 2013
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$3,646	Appraisals	Discount to reflect current market conditions and estimated selling costs	5%	-	40%
Other real estate owned, net	2,769	Appraisals	Discount to reflect current market conditions and estimated selling costs	0%	-	70%
Total	$6,415

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of December 31, 2013 and 2012.

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

Loan totals, as listed in the table below, include impaired loans. For valuation techniques used in relation to impaired loans, see the Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis section in this Note 17.

Loans held for sale, net. As described in Assets and Liabilities Measured at Fair Value on a Recurring Basis section in this Note 17, the Corporation elected to carry its portfolio of loans held for sale (or LHFS) at fair value, measured on a recurring basis, during the second quarter of 2013. Loans held for sale as of December 31, 2012 were carried at the lower of cost or market value. In addition, all loans held for sale as of December 31, 2012 were originated on a best efforts delivery basis. Therefore, as of December 31, 2012, the fair value of loans held for sale was based on purchase prices agreed to by third party investors, which were obtained simultaneously with the rate lock commitments made to individual borrowers.

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

		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$148,139	$148,139	$—	$—	$148,139
Securities available for sale	218,110		218,110		218,110
Loans, net	785,532	—	—	800,488	800,488
Loans held for sale	35,879	—	35,879	—	35,879
Accrued interest receivable	6,360	6,360	—	—	6,360
Financial liabilities:
Demand deposits	$608,409	$608,409	$—	$—	$608,409
Time deposits	399,883	—	403,291	—	403,291
Borrowings	169,835	—	162,194	—	162,194
Derivative payable	331		331		331
Accrued interest payable	843	843	—	—	843

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$25,620	$25,620	$—	$—	$25,620
Securities available for sale	152,817		152,817		152,817
Loans, net	640,283	—	—	651,133	651,133
Loans held for sale	72,727	—	74,964	—	74,964
Accrued interest receivable	5,673	5,673	—	—	5,673
Financial liabilities:
Demand deposits	$399,575	$399,575	$—	$—	$399,575
Time deposits	286,609	—	290,483	—	290,483
Borrowings	162,746	—	158,027	—	158,027
Derivative payable	513		513		513
Accrued interest payable	837	837	—	—	837

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

NOTE 18: Business Segments

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

	Year Ended December 31, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$34,777	$1,865	$48,735	$2	$(5,167)	$80,212
Gains on sales of loans	—	7,510	—	—	—	7,510
Other noninterest income	7,672	4,308	1,190	1,540	—	14,710
Total operating income (loss)	42,449	13,683	49,925	1,542	(5,167)	102,432
Expenses:
Provision for loan losses	1,030	90	13,965	—	—	15,085
Interest expense	6,135	343	6,501	811	(5,167)	8,623
Salaries and employee benefits	18,361	4,118	7,877	811	—	31,167
Other noninterest expenses	14,500	5,881	4,300	1,764	—	26,445
Total operating expenses	40,026	10,432	32,643	3,386	(5,167)	81,320
Income (loss) before income taxes	2,423	3,251	17,282	(1,844)	—	21,112
Income tax (benefit) expense	(884)	1,300	6,740	(446)	—	6,710
Net income (loss)	$3,307	$1,951	$10,542	$(1,398)	$—	$14,402
Total assets	$1,157,228	$50,803	$278,855	$4,017	$(178,606)	$1,312,297
Goodwill	$5,906	$—	$10,724	$—	$—	$16,630
Capital expenditures	$3,294	$535	$53	$2	$—	$3,884

	Year Ended December 31, 2012
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,301	$2,358	$47,403	$—	$(5,098)	$76,964
Gains on sales of loans	—	7,692	—	—	—	7,692
Other noninterest income	6,124	4,315	1,149	1,322	20	12,930
Total operating income (loss)	38,425	14,365	48,552	1,322	(5,078)	97,586
Expenses:
Provision for loan losses	2,400	165	9,840	—	—	12,405
Interest expense	7,404	483	6,334	988	(5,098)	10,111
Salaries and employee benefits	15,562	3,795	7,591	865	—	27,813
Other noninterest expenses	12,385	6,265	4,100	479	—	23,229
Total operating expenses	37,751	10,708	27,865	2,332	(5,098)	73,558
Income (loss) before income taxes	674	3,657	20,687	(1,010)	20	24,028
Income tax (benefit) expense	(1,479)	1,466	8,042	(383)	—	7,646
Net income (loss)	$2,153	$2,191	$12,645	$(627)	$20	$16,382
Total assets	$813,817	$86,978	$280,205	$3,570	$(207,552)	$977,018
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$739	$272	$179	$—	$—	$1,190

	Year Ended December 31, 2011
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,715	$1,673	$43,776	$—	$(4,374)	$73,790
Gains on sales of loans	—	6,219	—	—	—	6,219
Other noninterest income	5,957	2,931	855	1,209	—	10,952
Total operating income (loss)	38,672	10,823	44,631	1,209	(4,374)	90,961
Expenses:
Provision for loan losses	6,000	360	7,800	—	—	14,160
Interest expense	9,154	256	5,833	1,014	(4,376)	11,881
Salaries and employee benefits	14,722	2,169	6,712	839	—	24,442
Other noninterest expenses	12,026	5,747	3,560	434	—	21,767
Total operating expenses	41,902	8,532	23,905	2,287	(4,376)	72,250
Income (loss) before income taxes	(3,230)	2,291	20,726	(1,078)	2	18,711
Income tax expense (benefit)	(2,798)	960	8,116	(544)	1	5,735
Net income (loss)	$(432)	$1,331	$12,610	$(534)	$1	$12,976
Total assets	$772,552	$82,312	$249,671	$3,262	$(179,673)	$928,124
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$957	$98	$786	$3	$—	$1,844

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans by means of a variable rate line of credit that carries interest at one-month LIBOR plus 200-225 basis points and fixed rate loans that carry interest rates ranging from 3.8 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 19: Interest Rate Swaps

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

The cash flow hedges total notional amount is $10.00 million. At December 31, 2013, the cash flow hedges had a fair value of ($331,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2013 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 20: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,
(Dollars in thousands)	2013	2012
Balance Sheets
Assets
Cash	$958	$852
Securities available for sale	—	103
Other assets	7,549	2,906
Investments in subsidiaries	130,009	119,565
Total assets	$138,516	$123,426
Liabilities and shareholders’ equity
Trust preferred capital notes	$20,620	$20,620
Other liabilities	4,955	609
Shareholders’ equity	112,941	102,197
Total liabilities and shareholders’ equity	$138,516	$123,426

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Statements of Income
Interest expense on borrowings	$(757)	$(987)	$(986)
Dividends received from C&F Bank	31,150	13,232	14,136
Equity in undistributed net income (loss) of subsidiaries	(14,768)	4,246	(137)
Gain on sale of securities	270	—	—
Other income	53	737	647
Other expenses	(1,546)	(846)	(684)
Net income	$14,402	$16,382	$12,976

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Statements of Cash Flows
Operating activities:
Net income	$14,402	$16,382	$12,976
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiaries	14,768	(4,246)	137
Share-based compensation	743	537	395
Gain on sale of securities	(270)	—	—
(Increase) decrease in other assets	(4,710)	(217)	12
Increase (decrease) in other liabilities	4,550	(17)	21
Net cash provided by operating activities	29,483	12,439	13,541
Investing activities:
Proceeds from sale of securities	296	—	—
Acquisition of Central Virginia Bankshares, Inc.	(4,196)	—	—
Investment in Central Virginia Bank	(26,058)	—	—
Net cash used in investing activities	(29,958)	—	—
Financing activities:
Net proceeds from issuance of preferred stock	—	—	—
Net proceeds from issuance of common stock	125	200	41
Redemption of preferred stock	—	(10,000)	(10,000)
Cash dividends	(3,845)	(3,682)	(4,018)
Proceeds from exercise of stock options	4,301	1,309	694
Net cash provided by (used in) financing activities	581	(12,173)	(13,283)
Net increase in cash and cash equivalents	106	266	258
Cash at beginning of year	852	586	328
Cash at end of year	$958	$852	$586

NOTE 21: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other Expenses.”

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Data processing fees	$2,700	$2,273	$2,129
Loan and OREO expenses	1,001	1,982	2,038
Professional fees	2,326	1,688	1,946
Telecommunication expenses	1,231	1,181	1,104
Provision for indemnification losses	558	1,205	807
Acquisition transactions cost	1,351	—	—
All other noninterest expenses	9,881	8,105	7,252
Total Other Noninterest Expenses	$19,048	$16,434	$15,276

NOTE 22: Quarterly Condensed Statements of Income—Unaudited

	2013 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$19,123	$19,230	$19,654	$22,205
Net interest income after provision for loan losses	13,795	14,028	13,745	14,936
Other income	5,098	6,963	5,639	4,520
Other expenses	13,029	14,548	14,524	15,511
Income before income taxes	5,864	6,443	4,860	3,945
Net income	4,006	4,178	3,366	2,852
Net income available to common shareholders	4,006	4,178	3,366	2,852
Earnings per common share—assuming dilution	1.19	1.22	0.97	0.81
Dividends declared per common share	0.29	0.29	0.29	0.29

	2012 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$18,756	$19,098	$19,505	$19,605
Net interest income after provision for loan losses	13,192	13,642	14,129	13,485
Other income	4,611	4,642	5,985	5,384
Other expenses	12,285	12,140	13,402	13,215
Income before income taxes	5,518	6,144	6,712	5,654
Net income	3,780	4,181	4,533	3,888
Net income available to common shareholders	3,634	4,016	4,533	3,888
Earnings per common share—assuming dilution	1.11	1.22	1.36	1.17
Dividends declared per common share	0.26	0.26	0.27	0.29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C&F Financial Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 7, 2014

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2013, the Corporation’s internal control over financial reporting was effective based on those criteria.

In making its assessment of internal control over financial reporting as of December 31, 2013, management excluded Central Virginia Bankshares, Inc. and its wholly-owned subsidiary Central Virginia Bank, which were acquired in a purchase business combination on October 1, 2013. Central Virginia Bankshares, Inc.'s consolidated total revenue for the year ended December 31, 2013 represents approximately 0.9 percent of the Corporation's consolidated total revenue for the same period, and its excluded assets represent approximately 26.4 percent for the Corporation's consolidated total assets as of December 31, 2013.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting aside from the previously mentioned acquisition of Central Virginia Bankshares, Inc. and its wholly-owned subsidiary Central Virginia Bank. The Corporation is integrating Central Virginia Bankshares, Inc. and its wholly-owned subsidiary Central Virginia Bank into the Corporation's operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Corporation has excluded Central Virginia Bankshares, Inc. and its wholly-owned subsidiary Central Virginia Bank from management's evaluation of internal controls over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation

West Point, Virginia

We have audited C&F Financial Corporation and Subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Central Virginia Bankshares, Inc. and subsidiary from its assessment of internal control over financial reporting as of December 31, 2013, because it was acquired by the Corporation in a purchase business combination in the fourth quarter of 2013. We have also excluded Central Virginia Bankshares, Inc. from our audit of internal control over financial reporting. Central Virginia Bankshares, Inc. is a wholly owned subsidiary whose total assets and net income represent approximately 26.4% and 4.27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of C&F Financial Corporation and Subsidiaries, and our report dated March 7, 2014 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 7, 2014

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2014 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2014 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The information regarding the Corporation's Audit Committee is contained in the 2014 Proxy Statement under the caption "Report of the Audit Committee" and is incorporated herein by reference.

The Corporation has adopted a Code of Business Conduct and Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on our Internet website at http://www.cffc.com under “Investor Relations.” We will provide a copy of the Code to any person without charge upon written request to C&F Financial Corporation, c/o Secretary, P.O. Box 391, West Point, Virginia 23181. We intend to provide any required disclosure of any amendment to or waiver of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.cffc.com under “Investor Relations” promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information contained in the 2014 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report in the 2014 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2014 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2014 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2014 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2014 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2014 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2014 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

*10.6	Amended and Restated C&F Financial Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 7, 2008)

*10.7	Amended and Restated C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 7, 2008)

*10.8	Amended and Restated C&F Financial Corporation 1999 Regional Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 7, 2008)

*10.9	C&F Financial Corporation Management Incentive Plan dated February 25, 2005, as amended January 18, 2011 (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 3, 2011)

*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

*10.10.1	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed August 8, 2008)

*10.10.2	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.2 to Form 8-K filed December 8, 2009)

*10.10.3	Form of C&F Financial Corporation TARP-Compliant Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.3 to Form 8-K filed December 8, 2009)

*10.10.4	Form of C&F Financial Corporation Restricted Stock Agreement (approved May 2012) (incorporated by reference to Exhibit 10.10.4 to Form 10-K filed March 5, 2013)

*10.11	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.11.1	Form of Notice of Amendment to C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11.1 to Form 10-Q filed on November 8, 2011)

*10.12	Employment Agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated January 1, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 5, 2013)

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

*10.15	Schedule of C&F Financial Corporation Non-Employee Directors’ Annual Compensation

*10.16	Base Salaries for Executive Officers of C&F Financial Corporation

*10.17	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Form 8-K filed December 18, 2006)

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

10.19.3	Third Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 12, 2013

10.24

Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between C&F Financial Corporation and the United States Depart of the Treasury (incorporated by reference to Exhibit 10.24 to Form 8-K filed January 14, 2009)

10.27	Letter Agreement, dated July 27, 2011, between C&F Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.27 to Form 8-K filed July 28, 2011)

10.28	Letter Agreement, dated April 11, 2012, between C&F Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.28 to Form 8-K filed April 12, 2012)

*10.29	C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A to the Corporation's Proxy Statement filed March 15, 2013)

*10.30

Form of C&F Financial Corporation Restricted Stock Agreement under 2013 Stock and Incentive Compensation Plan (approved May 21, 2013) (incorporated by reference to Exhibit 10.30 to Form 8-K filed May 24, 2013)

10.31

Securities Purchase Agreement dated as of July 17, 2013 by and among the United States Department of the Treasury, Central Virginia Bankshares, Inc. and C&F Financial Corporation (incorporated by reference to Exhibit 10.31 to Form 8-K filed July 22, 2013)

10.32

Amendment No. 1 to Securities Purchase Agreement dated as of September 13, 2013 by and among the United States Department of the Treasury, Central Virginia Bankshares, Inc. and C&F Financial Corporation (incorporated by reference to Exhibit 10.32 to Form 8K filed October 2, 2013)

*10.33	Change in Control Agreement dated October 9, 2012 between C&F Financial Corporation and John Anthony Seaman

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

________

* Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 7, 2014	By:	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LARRY G. DILLON	Date:	March 7, 2014
Larry G. Dillon, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/S/ THOMAS F. CHERRY	Date:	March 7, 2014
Thomas F. Cherry, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ J. P. CAUSEY JR.	Date:	March 7, 2014
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date:	March 7, 2014
Barry R. Chernack, Director

/S/ AUDREY D. HOLMES	Date:	March 7, 2014
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	March 7, 2014
James H. Hudson III, Director

/S/ JOSHUA H. LAWSON	Date:	March 7, 2014
Joshua H. Lawson, Director

/S/ C. ELIS OLSSON	Date:	March 7, 2014
C. Elis Olsson, Director

/S/ PAUL C. ROBINSON	Date:	March 7, 2014
Paul C. Robinson, Director