Form 10-Q
period 2014-03-31
C & F FINANCIAL CORP
filed 2014-05-12
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 8, 2014, the latest practicable date for determination, 3,404,971 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$11,967	$14,666
Interest-bearing deposits in other banks	180,939	41,750
Federal funds sold	—	91,723
Total cash and cash equivalents	192,906	148,139
Securities-available for sale at fair value, amortized cost of $208,227 and $217,708, respectively	211,799	218,110
Loans held for sale, at fair value	28,630	35,879
Loans, net of allowance for loan losses of $34,908 and $34,852, respectively	783,857	785,532
Restricted stocks, at cost	3,690	4,336
Corporate premises and equipment, net	38,928	39,142
Other real estate owned, net of valuation allowance of zero and $4,135, respectively	701	2,769
Accrued interest receivable	6,026	6,360
Goodwill	16,630	16,630
Core deposit intangible, net	3,456	3,774
Bank-owned life insurance	14,081	13,988
Other assets	38,910	37,638
Total assets	$1,339,614	$1,312,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$171,013	$147,520
Savings and interest-bearing demand deposits	463,629	460,889
Time deposits	392,558	399,883
Total deposits	1,027,200	1,008,292
Short-term borrowings	15,488	11,780
Long-term borrowings	132,987	132,987
Trust preferred capital notes	25,077	25,068
Accrued interest payable	830	843
Other liabilities	20,820	20,386
Total liabilities	1,222,402	1,199,356

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,404,012 and 3,388,793 shares issued and outstanding, respectively)	3,272	3,269
Additional paid-in capital	10,949	10,686
Retained earnings	101,157	99,252
Accumulated other comprehensive income (loss), net	1,834	(266)
Total shareholders’ equity	117,212	112,941
Total liabilities and shareholders’ equity	$1,339,614	$1,312,297

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Interest income
Interest and fees on loans	$19,467	$17,819
Interest on money market investments and federal funds sold	81	23
Interest and dividends on securities
U.S. government agencies and corporations	194	106
Tax-exempt obligations of states and political subdivisions	1,127	1,142
Corporate bonds and other	425	33
Total interest income	21,294	19,123

Interest expense
Savings and interest-bearing deposits	272	219
Certificates of deposit, $100 or more	353	375
Other time deposits	488	485
Borrowings	870	881
Trust preferred capital notes	237	188
Total interest expense	2,220	2,148

Net interest income	19,074	16,975
Provision for loan losses	3,510	3,180

Net interest income after provision for loan losses	15,564	13,795

Noninterest income
Gains on sales of loans	1,190	1,701
Service charges on deposit accounts	1,062	924
Other service charges and fees	1,381	1,504
Net gains on sales/calls of available for sale securities	—	2
Other income	1,179	967
Total noninterest income	4,812	5,098

Noninterest expenses
Salaries and employee benefits	9,159	7,069
Occupancy expenses	2,132	1,768
Other expenses	5,063	4,192
Total noninterest expenses	16,354	13,029

Income before income taxes	4,022	5,864
Income tax expense	1,129	1,858

Net income	$2,893	$4,006

Per common share data
Net income – basic	$0.85	$1.23
Net income – assuming dilution	$0.83	$1.19
Weighted average number of shares – basic	3,400,839	3,266,712
Weighted average number of shares – assuming dilution	3,491,640	3,371,277

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$2,893	$4,006
Other comprehensive income (loss), net:
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	(8)	30
Tax effect	3	(10)
Amortization of prior service cost[1]	17	(17)
Tax effect	(6)	6
Net of tax amount	6	9
Unrealized gain on cash flow hedging instruments
Unrealized holding gain arising during the period	40	49
Tax effect	(15)	(19)
Net of tax amount	25	30
Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during the period	3,170	(825)
Tax effect	(1,101)	289
Reclassification adjustment for gains included in net income[2]	—	(2)
Tax effect	—	1
Net of tax amount	2,069	(537)
Other comprehensive income (loss), net:	2,100	(498)
Comprehensive income, net	$4,993	$3,508

[1]	These items are included in the computation of net periodic benefit cost. See Note 7, Employee Benefit Plan, for additional information.
[2]	Gains are included in "Net gains on sales/calls of available for sale securities" on the income statement.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity
Balance December 31, 2013	$3,269	$10,686	$99,252	$(266)	$112,941
Comprehensive income:
Net income	—	—	2,893	—	2,893
Other comprehensive income, net	—	—	—	2,100	2,100
Share-based compensation	—	232	—	—	232
Restricted stock vested	2	(2)	—	—	—
Common stock issued	1	33	—	—	34
Cash dividends paid – common stock ($0.29 per share)	—	—	(988)	—	(988)
Balance March 31, 2014	$3,272	$10,949	$101,157	$1,834	$117,212

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance December 31, 2012	$3,162	$5,624	$88,695	$4,716	$102,197
Comprehensive income:
Net income	—	—	4,006	—	4,006
Other comprehensive (loss), net	—	—	—	(498)	(498)
Stock options exercised	1	16	—	—	17
Share-based compensation	—	140	—	—	140
Cash dividends paid – common stock ($0.29 per share)	—	—	(948)	—	(948)
Balance March 31, 2013	$3,163	$5,780	$91,753	$4,218	$104,914

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$2,893	$4,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	684	562
Provision for loan losses	3,510	3,180
Provision for indemnifications	46	225
Provision for other real estate owned losses	—	150
Share-based compensation	232	140
Net accretion of acquisition-related fair value adjustments	(820)	—
Accretion of discounts and amortization of premiums on securities, net	333	176
Net realized gains on sales/calls of securities	—	(2)
Net realized gains on sales of other real estate owned	(121)	(7)
Net realized gain on sale of equipment	(48)	—
Income from bank-owned life insurance	(83)	—
Proceeds from sales of loans held for sale	98,633	205,469
Origination of loans held for sale	(91,384)	(178,174)
Change in other assets and liabilities:
Accrued interest receivable	334	107
Other assets	(2,402)	(175)
Accrued interest payable	(13)	(40)
Other liabilities	323	(1,235)
Net cash provided by operating activities	12,117	34,382

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	16,586	7,179
Purchases of securities available for sale	(7,284)	(5,882)
Redemption of restricted stocks	646	219
Net increase in customer loans	(1,258)	(4,162)
Proceeds from sales of other real estate owned	2,483	866
Purchases of corporate premises and equipment, net	(451)	(1,318)
Net cash provided by (used in) investing activities	10,722	(3,098)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	26,233	12,513
Net decrease in time deposits	(7,059)	(2,233)
Net increase in borrowings	3,708	4,473
Proceeds from exercise of stock options	—	17
Issuance of common stock	34	—
Cash dividends	(988)	(948)
Net cash provided by financing activities	21,928	13,822

Net increase in cash and cash equivalents	44,767	45,106
Cash and cash equivalents at beginning of period	148,139	25,620
Cash and cash equivalents at end of period	$192,906	$70,726

Supplemental disclosure
Interest paid	$2,233	$2,188
Income taxes paid	28	508
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$3,170	$(827)
Loans transferred to other real estate owned	180	70
Pension adjustment	9	(13)
Unrealized gain (loss) on cash flow hedging instrument	40	49

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2013.

The unaudited consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I, C&F Financial Statutory Trust II and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation.

Nature of Operations: C&F Financial Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, Citizens and Farmers Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. On October 1, 2013, the Corporation acquired Central Virginia Bankshares, Inc. (CVBK) and its wholly-owned subsidiary, Central Virginia Bank (CVB), which was an independent commercial bank chartered under the laws of the Commonwealth of Virginia. On March 22, 2014, CVBK was merged with and into C&F Financial Corporation and CVB was merged with and into C&F Bank.

The Bank has six wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Title Agency, Inc., C&F Investment Services, Inc., C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiaries, Hometown Settlement Services LLC and Certified Appraisals LLC, provides ancillary mortgage loan production services, such as loan settlements, title searches and residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company providing automobile loans through indirect lending programs. C&F Title Agency, Inc., organized in October 1992, primarily sells title insurance to the mortgage loan customers of the Bank and C&F Mortgage. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of the Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc. was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 9.

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

Reclassification: Certain reclassifications have been made to prior period amounts to conform to the current period presentation. None of these reclassifications are considered material.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or an other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of March 31, 2014 and December 31, 2013 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and mortgage-backed securities (MBS) and (2) interest rate swaps that qualified as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The Corporation's IRLCs and forward loan sales commitments are described more fully in Note 8 and Note 10. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transaction affects earnings. The cash flow hedges are described more fully in Note 11.

Share-Based Compensation: Compensation expense for the first quarter of 2014 included expense, net of forfeitures, of $241,000 ($149,000 after tax), for restricted stock granted during 2009 through 2014. As of March 31, 2014, there was $2.90 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first three months of 2014 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2014	120,183	$31.18
Granted	15,050	$41.76
Vested	(2,500)	$12.87
Forfeitures	(350)	$39.46
Unvested, March 31, 2014	132,383	$32.71

There was no stock option activity during the three months ended March 31, 2014. Stock options outstanding at March 31, 2014 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)

Options outstanding and exercisable at March 31, 2014	164,150	$38.21	1.44	$—

 ________________________________

*	Weighted average

Recent Significant Accounting Pronouncements:

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, Investments-Equity Method and Joint Ventures - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Corporation is currently assessing the effect that ASU 2014-01 will have on its financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2014-08 to have a material effect on its financial statements.

NOTE 2: Business Combinations

On October 1, 2013, the Corporation completed its acquisition of CVBK, the one-bank holding company for CVB. Pursuant to the Agreement and Plan of Merger dated June 10, 2013, CVBK's shareholders received $0.32 for each share of CVBK common stock they owned, or approximately $846,000 in the aggregate. In addition, the Corporation purchased from the U.S. Treasury for $3.35 million all of CVBK's preferred stock and warrants issued to the U.S Treasury under the Capital Purchase Program, including accrued and unpaid dividends on the preferred stock. CVB has seven retail bank branches located in the Virginia counties of Powhatan, Cumberland, Chesterfield and Henrico.

The Corporation accounted for the acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of CVBK were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. The Corporation has not made any such adjustments since the acquisition date. The following table details the total consideration paid by the Corporation on October 1, 2013 in connection with the acquisition of CVBK, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill.

(Dollars in thousands)	As Recorded by CVBK	Fair Value Adjustments	As Recorded by the Corporation
Consideration paid:
CVBK common stock			$846
CVBk preferred stock and warrants			3,350
Total consideration paid			4,196

Identifiable assets acquired:
Cash and cash equivalents	$59,775	$—	$59,775
Securities available for sale, at fair value	119,916	181	120,097
Loans, net of allowance and unearned income	164,814	(17,748)	147,066
Corporate premises and equipment, net	7,448	3,500	10,948
Other real estate owned, net	895	(500)	395
Core deposit intangibles	41	4,066	4,107
Other assets	16,623	6,030	22,653
Total identifiable assets acquired	369,512	(4,471)	365,041

Identifiable liabilities assumed:
Deposits	313,711	1,710	315,421
Borrowings	40,000	2,124	42,124
Trust preferred capital notes	5,155	(716)	4,439
Other liabilities	4,684	84	4,768
Total identifiable liabilities assumed	363,550	3,202	366,752

Net identifiable assets (liabilities) assumed	$5,962	$(7,673)	(1,711)

Goodwill resulting from acquisition			$5,907

The following table illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2013. The unaudited combined pro forma revenue and net income combines the historical results of CVBK with the Corporation's consolidated statement of income for the three months ended March 31, 2013 and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2013. Expenses related to systems conversions and other integration related expenses were incurred during the first quarter of 2014 in connection with merging CVBK into the Corporation and CVB into C&F Bank. Additionally, the Corporation expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below.

(Dollars in thousands)	Unaudited Pro Forma Three Months Ended March 31, 2013
Total revenues, net of interest expense	$26,115
Net income	$4,832

NOTE 3: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$44,306	$66	$(1,705)	$42,667
Mortgage-backed securities	39,114	242	(203)	39,153
Obligations of states and political subdivisions	124,807	5,597	(425)	129,979
	$208,227	$5,905	$(2,333)	$211,799

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$10,000	$—	$—	$10,000
U.S. government agencies and corporations	32,503	4	(2,557)	29,950
Mortgage-backed securities	51,318	100	(555)	50,863
Obligations of states and political subdivisions	123,729	4,223	(813)	127,139
Corporate and other debt securities	158	—	—	158
	$217,708	$4,327	$(3,925)	$218,110

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at March 31, 2014, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,461	$26,769
Due after one year through five years	64,297	66,722
Due after five years through ten years	40,314	41,108
Due after ten years	76,155	77,200
	$208,227	$211,799

Proceeds from the maturities, calls and sales of securities available for sale for the three months ended March 31, 2014 were $16.59 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $79.80 million and an aggregate fair value of $81.65 million were pledged at March 31, 2014. Securities with an aggregate amortized cost of $149.22 million and an aggregate fair value of $149.83 million were pledged at December 31, 2013.

Securities in an unrealized loss position at March 31, 2014, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$22,889	$728	$12,181	$977	$35,070	$1,705
Mortgage backed securities	18,233	203	—	—	18,233	203
Obligations of states and political subdivisions	11,753	233	4,620	192	16,373	425
Total temporarily impaired securities	$52,875	$1,164	$16,801	$1,169	$69,676	$2,333

There are 109 debt securities with fair values totaling $69.7 million considered temporarily impaired at March 31, 2014. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates fell during the first quarter of 2014, primarily in the middle and long-end of the United States Treasury yield curve, thereby reducing unrealized losses on the Corporation's portfolio of securities of U.S. government agencies and corporations and obligations of states and political subdivisions. Slower than expected domestic economic growth, coupled with the expressed intent of the Federal Open Market Committee chairman to keep monetary policy accommodative, helped to reverse the negative fixed income trends that prevailed throughout 2013. The municipal bond sector, which is included in the Corporation's obligations of states and political subdivisions category of securities, experienced improved performance driven by declining interest rates across most of the yield curve, improved fundamental credit quality and favorable market technical factors, as demand for municipal bonds outpaced supply throughout the quarter. At March 31, 2014, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 98 percent were rated, as measured by market value, “A” or better at March 31, 2014. For the approximate two percent not rated "A" (or equivalent) or better, as measured by market value at March 31, 2014, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is anticipated over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2014 and no other-then-temporary impairment has been recognized.

Securities in an unrealized loss position at December 31, 2013, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$29,430	$1,385	$8,948	$1,172	$38,378	$2,557
Mortgage-backed securities	40,090	555	—	—	$40,090	$555
Obligations of states and political subdivisions	21,260	656	3,078	157	24,338	813
Total temporarily impaired securities	$90,780	$2,596	$12,026	$1,329	$102,806	$3,925

The Corporation’s investment in restricted stocks includes membership stock in the Federal Home Loan Bank (FHLB) and the Community Bankers Bank at March 31, 2014, and additionally included stock in the Federal Reserve Bank at December 31, 2013. Restricted stocks totaled $3.69 million at March 31, 2014 and $4.34 million at December 31, 2013. These membership stocks are generally viewed as long-term investments and as a restricted investment securities, which are carried at cost, because there is no market for the stock, other than member institutions. Therefore, when evaluating these investments for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2014 and no impairment has been recognized. These stocks are shown as a separate line item on the balance sheet and are not a part of the available for sale securities portfolio.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Real estate – residential mortgage	$182,571	$188,455
Real estate – construction [1]	6,402	5,810
Commercial, financial and agricultural [2]	295,208	288,593
Equity lines	49,891	50,795
Consumer	8,270	9,007
Consumer finance	276,423	277,724
	818,765	820,384
Less allowance for loan losses	(34,908)	(34,852)
Loans, net	$783,857	$785,532

 ________________________________

1	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $407,000 and $354,000 of demand deposit overdrafts at March 31, 2014 and December 31, 2013, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVBK (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Acquired Loans -Purchased Credit Impaired	Acquired Loans -Purchased Performing	Acquired Loans - Total	Acquired Loans -Purchased Credit Impaired	Acquired Loans -Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$47,409	$104,244	$151,653	$49,041	$110,977	$160,018
Carrying amount
Real estate – residential mortgage	$2,238	$21,497	$23,735	$2,694	$29,285	$31,979
Real estate – construction	608	191	799	771	917	1,688
Commercial, financial and agricultural	27,939	58,302	86,241	28,602	55,204	83,806
Equity lines	346	16,516	16,862	332	16,909	17,241
Consumer	81	1,860	1,941	121	2,156	2,277
Total acquired loans	$31,212	$98,366	$129,578	$32,520	$104,471	$136,991

Loans on nonaccrual status were as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Real estate – residential mortgage	$2,040	$1,996
Commercial, financial and agricultural:
Commercial real estate lending	1,904	1,486
Land acquisition and development lending	—	—
Builder line lending	13	13
Commercial business lending	374	374
Equity lines	213	291
Consumer	229	231
Consumer finance	937	1,187
Total loans on nonaccrual status	$5,710	$5,578

The past due status of loans as of March 31, 2014 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current [1]	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,483	$572	$765	$2,820	$179,751	$182,571	$—
Real estate – construction:
Construction lending	—	—	—	—	3,877	3,877	—
Consumer lot lending	—	—	—	—	2,525	2,525	—
Commercial, financial and agricultural:
Commercial real estate lending	7,178	—	236	7,414	180,526	187,940	—
Land acquisition and development lending	—	—	4,612	4,612	29,121	33,733	—
Builder line lending	—	—	—	—	15,329	15,329	—
Commercial business lending	682	—	707	1,389	56,817	58,206
Equity lines	463	74	102	639	49,252	49,891	—
Consumer	31	—	189	220	8,050	8,270
Consumer finance	7,629	1,445	937	10,011	266,412	276,423	—
Total	$17,466	$2,091	$7,548	$27,105	$791,660	$818,765	$—

1 For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $2.76 million, 30-59 days past due of $794,000, 60-89 days past due of $7,000 and 90+ days past due of $2.15 million and
•

loans purchased in the acquisition of CVBK that are current of $121.97 million, 30-59 days past due of $2.05 million, 60-89 days past due of $59,000 and 90+ days past due of $5.50 million, all of which are accruing.

The past due status of loans as of December 31, 2013 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current[1]	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,547	$952	$1,547	$4,046	$184,409	$188,455	$—
Real estate – construction:
Construction lending	—	—	—	—	3,728	3,728	—
Consumer lot lending	—	—	—	—	2,082	2,082	—
Commercial, financial and agricultural:
Commercial real estate lending	5,567	228	72	5,867	162,255	168,122	72
Land acquisition & development lending	—	—	272	272	25,368	25,640	—
Builder line lending	—	—	—	—	13,426	13,426	—
Commercial business lending	306	368	2,033	2,707	78,698	81,405	—
Equity lines	264	45	173	482	50,313	50,795	—
Consumer	54	46	195	295	8,712	9,007	3
Consumer finance	14,174	2,998	1,187	18,359	259,365	277,724	—
Total	$21,912	$4,637	$5,479	$32,028	$788,356	$820,384	$75

1     For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $2.15 million, 30-59 days past due of $7,000, 60-89 days past due of $306,000 and 90+ days past due of $3.11 million and
•

loans purchased in the acquisition of CVBK that are current of $131.86 million, 30-59 days past due of $1.33 million, 60-89 days past due of $818,000 and 90+ days past due of $2.98 million of which $3,000 are 90+ days past due and accruing.

There were no loan modifications that were classified as troubled debt restructurings (TDRs) during the three months ended March 31, 2014. During the three months ended March 31, 2013, there was a modification of one $6,000 commercial real estate loan which was classified as a TDR because an interest rate concession was made.

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR payment defaults during the three months ended March 31, 2014. During the three months ended March 31, 2013, there was one TDR payment default on a $3,000 commercial real estate loan.

Impaired loans, which consisted solely of TDRs, and the related allowance at March 31, 2014 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,039	$2,142	$377	$2,059	$26
Commercial, financial and agricultural:
Commercial real estate lending	2,778	2,847	501	2,784	31
Builder line lending	13	16	4	13	—
Commercial business lending	609	666	130	517	2
Equity lines	34	32	—	93	—
Consumer	93	93	14	34	1
Total	$5,566	$5,796	$1,026	$5,500	$60

Impaired loans, which included TDR loans of $5.62 million, and the related allowance at December 31, 2013 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

Purchased credit-impaired (PCI) loans had an unpaid principal balance of $47.41 million and a carrying value of $31.21 million at March 31, 2014. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired loans.

The PCI loan portfolio related to the CVBK acquisition was accounted for at fair value on the date of acquisition as follows:

(Dollars in thousands)	October 1, 2013
Contractual principal and interest due	$70,390
Nonaccretable difference	(26,621)
Expected cash flows	43,769
Accretable yield	(8,454)
Purchase credit impaired loans - estimated fair value	$35,315

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the period from December 31, 2013 to March 31, 2014:

(Dollars in thousands)	Accretable Yield
Accretable yield, December 31, 2013	$7,776
Accretion	(698)
Reclassification of nonaccretable difference due to improvement in expected cash flows	97
Changes in expected cash flows [1]	8,646
Accretable yield, March 31, 2014	$15,821

[1]	Represents changes in cash flows expected to be collected due to the effects of modifications and changes in prepayment assumptions.

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2014.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2013	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Provision charged to operations	15	—	—	—	—	3,495	3,510
Loans charged off	(73)	—	—	—	(105)	(4,488)	(4,666)
Recoveries of loans previously charged off	9	—	35	—	146	1,022	1,212
Balance at March 31, 2014	$2,306	$434	$7,840	$892	$314	$23,122	$34,908

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2013.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2012	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Provision charged to operations	332	(79)	67	(12)	122	2,750	3,180
Loans charged off	(473)	—	(2,134)	(37)	(184)	(3,393)	(6,221)
Recoveries of loans previously charged off	79	—	8	27	47	894	1,055
Balance at March 31, 2013	$2,296	$345	$7,765	$863	$268	$22,384	$33,921

The following table presents, as of March 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment or PCI loans), the total loans, and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment, or PCI loans).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at March 31, 2014	$2,306	$434	$7,840	$892	$314	$23,122	$34,908

Ending balance: individually evaluated for impairment	$377	$—	$635	$—	$14	$—	$1,026
Ending balance: collectively evaluated for impairment	$1,929	$434	$7,205	$892	$300	$23,122	$33,882
Ending balance: PCI loans	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at March 31, 2014	$182,571	$6,402	$295,208	$49,891	$8,270	$276,423	$818,765
Ending balance: individually evaluated for impairment	$2,039	$—	$3,400	$34	$93	$—	$5,566
Ending balance: collectively evaluated for impairment	$178,294	$5,794	$263,869	$49,511	$8,096	$276,423	$781,987
Ending balance: PCI loans	$2,238	$608	$27,939	$346	$81	$—	$31,212

The following table presents, as of December 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Ending balance	$2,355	$434	$7,805	$892	$273	$23,093	$34,852

Ending balance: individually evaluated for impairment	$390	$—	$639	$—	$14	$—	$1,043

Ending balance: collectively evaluated for impairment	$1,965	$434	$7,166	$892	$259	$23,093	$33,809
Ending balance: PCI loans	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$188,455	$5,810	$288,593	$50,795	$9,007	$277,724	$820,384

Ending balance: individually evaluated for impairment	$2,601	$—	$3,437	$131	$93	$—	$6,262

Ending balance: collectively evaluated for impairment	$183,160	$5,039	$256,554	$50,332	$8,793	$277,724	$781,602
Ending balance: PCI loans	$2,694	$771	$28,602	$332	$121	$—	$32,520

Loans by credit quality indicators as of March 31, 2014 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$174,742	$2,378	$3,411	$2,040	$182,571
Real estate – construction:
Construction lending	1,228	—	2,649	—	3,877
Consumer lot lending	2,281	102	142	—	2,525
Commercial, financial and agricultural:
Commercial real estate lending	168,774	3,737	13,525	1,904	187,940
Land acquisition and development lending	26,856	1,386	5,491	—	33,733
Builder line lending	13,506	1,239	571	13	15,329
Commercial business lending	42,066	1,583	14,183	374	58,206
Equity lines	47,705	998	975	213	49,891
Consumer	7,912	2	127	229	8,270
	$485,070	$11,425	$41,074	$4,773	$542,342

Included in the table above are loans purchased in connection with the acquisition of CVBK of $108.04 million pass rated, $3.30 million special mention, $17.63 million substandard and $603,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$275,486	$937	$276,423

1 At March 31, 2014, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$180,670	$2,209	$3,580	$1,996	$188,455
Real estate – construction:
Construction lending	1,068	11	2,649	—	3,728
Consumer lot lending	1,831	105	146	—	2,082
Commercial, financial and agricultural:
Commercial real estate lending	152,017	2,934	11,685	1,486	168,122
Land acquisition and development lending	18,236	1,601	5,803	—	25,640
Builder line lending	11,608	1,278	527	13	13,426
Commercial business lending	61,715	2,758	16,558	374	81,405
Equity lines	48,603	1,003	898	291	50,795
Consumer	8,616	2	158	231	9,007
	$484,364	$11,901	$42,004	$4,391	$542,660

 Included in the table above are loans purchased in connection with the acquisition of CVBK of $115.27 million pass rated, $3.30 million special mention, $17.77 million substandard and $652,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$276,537	$1,187	$277,724

1  At December 31, 2013, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 6: Stockholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred tax of $957,000 and $163,000 as of March 31, 2014 and December 31, 2013, respectively.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Net unrealized gains on securities	$2,330	$261
Net unrecognized loss on cash flow hedges	(177)	(202)
Net unrecognized losses on defined benefit plan	(319)	(325)
Total accumulated other comprehensive income (loss)	$1,834	$(266)

Common Shares

During the first three months of 2014, the Corporation repurchased 225 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. There were no stock repurchases during the first three months of 2013.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Net income	$2,893	$4,006

Weighted average number of common shares used in earnings per common share – basic	3,400,839	3,266,712
Effect of dilutive securities:
Stock option awards and Warrant	90,801	104,565
Weighted average number of common shares used in earnings per common share – assuming dilution	3,491,640	3,371,277

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant are determined using the treasury stock method. Approximately 116,150 and 69,000 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended March 31, 2014 and 2013, respectively, because they were anti-dilutive.

NOTE 7: Employee Benefit Plan

The Bank has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Service cost	$191	$194
Interest cost	113	107
Expected return on plan assets	(208)	(187)
Amortization of prior service cost	(17)	(17)
Amortization of net loss	8	30
Net periodic benefit cost	$87	$127

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. During the second quarter of 2013, the Corporation elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2014 and December 31, 2013, the Corporation's entire investment securities portfolio was valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors' sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS) and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

Forward sales commitments. Forward commitments to sell mortgage loans and TBAs are used to mitigate interest rate risk for residential mortgage loans held for sale and IRLCs. Forward commitments to sell mortgage loans and TBAs are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell TBAs. The Corporation's forward sales commitments are classified as Level 2.

Derivative liability - cash flow hedges. The Corporation’s derivative financial instruments have been designated as and qualify as cash flow hedges. The fair value of the Corporation's cash flow hedges is determined using the discounted cash flow method. All of the Corporation's cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	March 31, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$42,667	$—	$42,667
Mortgage-backed securities	—	39,153	—	39,153
Obligations of states and political subdivisions	—	129,979	—	129,979
Total securities available for sale	—	211,799	—	211,799
Loans held for sale	—	28,630	—	28,630
Interest rate lock commitments included in other assets	—	626	—	626
Forward sales commitments included in other assets	—	1	—	1
Total assets measured at fair value on a recurring basis	$—	$241,056	$—	$241,056

Liabilities:
Derivative liability - cash flow hedges	$—	$290	$—	$290

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,000	$—	$10,000
U.S. government agencies and corporations		29,950		29,950
Mortgage-backed securities	—	50,863	—	50,863
Obligations of states and political subdivisions	—	127,139	—	127,139
Preferred stock	—	158	—	158
Total securities available for sale	—	218,110	—	218,110
Loans held for sale	—	35,879	—	35,879
Interest rate lock commitments	—	511	—	511
Forward sales commitments	—	22	—	22
Total assets	$—	$254,522	$—	$254,522

Liabilities:
Derivative liability - cash flow hedges	$—	$331	$—	$331

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

 The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	March 31, 2014

	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,573	$2,573
Other real estate owned, net	—	—	701	701
Total	$—	$—	$3,274	$3,274

	December 31, 2013

	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$3,646	$3,646
Other real estate owned, net	—	—	2,769	2,769
Total	$—	$—	$6,415	$6,415

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of March 31, 2014:

	Fair Value Measurements at March 31, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$2,573	Appraisals	Discount for current market conditions and estimated selling costs	10%	-	50%
Other real estate owned, net	$701	Appraisals	Discount for current market conditions and estimated selling costs	0%	-	20%

Total	$3,274

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of March 31, 2014 and December 31, 2013.

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

Loan totals, as listed in the table below, include impaired loans. For valuation techniques used in relation to impaired loans, see the Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis section in this Note 8.

Accrued interest receivable. The carrying amount of accrued interest receivable approximates fair value.

Bank-owned life insurance (BOLI). The fair value of BOLI is estimated using information provided by insurance carriers. These policies are carried at their cash surrender value, which approximates the fair value.

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

		Fair Value Measurements at March 31, 2014 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$192,906	$192,906	$—	$—	$192,906
Securities available for sale	211,799	—	211,799	—	211,799
Loans, net	783,857	—	—	797,433	797,433
Loans held for sale	28,630	—	28,630	—	28,630
Accrued interest receivable	6,026	6,026	—	—	6,026
BOLI	14,081	—	14,081	—	14,081
Derivative asset	627	—	627	—	627
Financial liabilities:
Demand deposits	$634,642	$634,642	$—	$—	$634,642
Time deposits	392,558	—	394,540	—	394,540
Borrowings	173,552	—	166,606	—	166,606
Derivative liability	290	—	290	—	290
Accrued interest payable	830	830	—	—	830

		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and short-term investments	$148,139	$148,139	$—	$—	$148,139
Securities available for sale	218,110	—	218,110	—	218,110
Loans, net	785,532	—	—	800,488	800,488
Loans held for sale	35,879	—	35,879	—	35,879
Accrued interest receivable	6,360	6,360	—	—	6,360
BOLI	13,988	—	13,988	—	13,988
Derivative asset	533	—	533	—	533
Financial liabilities:
Demand deposits	$608,409	$608,409	$—	$—	$608,409
Time deposits	399,883	—	403,291	—	403,291
Borrowings	169,835	—	162,194	—	162,194
Derivative liability	331		331		331
Accrued interest payable	843	843	—	—	843

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

The Corporation’s "Other" segment includes an investment company that derives revenues from brokerage services, an insurance company that derives revenues from insurance services, and a title company that derives revenues from title insurance services. The results of the other segment are not significant to the Corporation as a whole and have been included in “Other.”  Certain expenses of the Corporation are also included in “Other,” and consist primarily of interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

	Three Months Ended March 31, 2014
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,768	$298	$11,438	$—	$(1,210)	$21,294
Gains on sales of loans	—	1,190	—	—	—	1,190
Other noninterest income	2,225	755	301	341	—	3,622
Total operating income	12,993	2,243	11,739	341	(1,210)	26,106

Expenses:
Interest expense	1,575	44	1,574	237	(1,210)	2,220
Provision for loan losses	—	15	3,495	—	—	3,510
Salaries and employee benefits	5,850	961	2,147	201	—	9,159
Other noninterest expenses	4,678	1,198	1,084	235	—	7,195
Total operating expenses	12,103	2,218	8,300	673	(1,210)	22,084
Income (loss) before income taxes	890	25	3,439	(332)	—	4,022
Provision for (benefit from) income taxes	(95)	10	1,341	(127)	—	1,129
Net income (loss)	$985	$15	$2,098	$(205)	$—	$2,893
Total assets	$1,181,253	$43,238	$277,980	$3,858	$(166,715)	$1,339,614
Goodwill	$5,907	$—	$10,723	$—	$—	$16,630
Capital expenditures	$468	$34	$5	$1	$—	$508

	Three Months Ended March 31, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$7,816	$427	$12,172	$—	$(1,292)	$19,123
Gains on sales of loans	—	1,701	—	—	—	1,701
Other noninterest income	1,711	1,078	298	310	—	3,397
Total operating income	9,527	3,206	12,470	310	(1,292)	24,221

Expenses:
Interest expense	1,544	92	1,616	188	(1,292)	2,148
Provision for loan losses	400	30	2,750	—	—	3,180
Salaries and employee benefits	4,142	745	1,990	192	—	7,069
Other noninterest expenses	3,025	1,429	1,114	392	—	5,960
Total operating expenses	9,111	2,296	7,470	772	(1,292)	18,357
Income (loss) before income taxes	416	910	5,000	(462)	—	5,864
Provision for (benefit from) income taxes	(280)	364	1,950	(176)	—	1,858
Net income (loss)	$696	$546	$3,050	$(286)	$—	$4,006
Total assets	$830,597	$59,674	$282,991	$3,493	$(183,378)	$993,377
Goodwill	$—	$—	$10,723	$—	$—	$10,723
Capital expenditures	$1,205	$101	$19	$2	$—	$1,327

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

NOTE 10: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At March 31, 2014, the Corporation had derivative financial instruments with a notional value of $4.50 million. The fair value of these derivative instruments at March 31, 2014 was $627,000.

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

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Allowance, beginning of period	$2,415	$2,092
Provision for indemnification losses	46	225
Payments	—	(235)
Allowance, end of period	$2,461	$2,082

NOTE 11: Interest Rate Swaps

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

The cash flow hedges total notional amount is $10.00 million. At March 31, 2014, the cash flow hedges had a fair value of ($290,000), which is recorded in other liabilities. The cash flow hedges were fully effective at March 31, 2014 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
FDIC insurance expense	$385	$172
Data processing fees	995	666
Amortization of core deposit intangible	319	—
Telecommunication expenses	348	288
Professional fees	670	541
Travel and education expenses	282	252
All other noninterest expenses	2,064	2,273
Total Other Noninterest Expenses	$5,063	$4,192

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future profitability and financial performance, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs and expected future charge-off activity, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields, competitive trends in the Corporation's businesses and markets, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve including quantitative easing programs, capital requirements, growth strategy including the outcome of the recent business combination and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as the current volatility in yields on U.S. Treasury bonds and increases in mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate, including the Dodd-Frank Wall Street Reform and Consumer Protection Act ( the Dodd-Frank Act) and regulations promulgated thereunder, the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB and rules promulgated under the Basel III framework

•

monetary and fiscal policies of the U.S. Government, including policies of the Treasury and the Federal Reserve Board, including the effect of these policies on interest rates and business in our markets

•	the ability to achieve the results expected from the CVB acquisition, including anticipated costs savings, continued relationships with major customers and deposit retention

•	the value of securities held in the Corporation’s investment portfolios

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	demand for loan products

•	deposit flows

•	the strength of the Corporation’s counterparties

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	the Corporation's expansion and technology initiatives

•	reliance on third parties for key services

•	accounting principles, policies and guidelines and elections by the Corporation thereunder

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

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

Loans Acquired in a Business Combination: Loans acquired in a business combination, such as C&F Financial Corporation's acquisition of CVBK, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the "nonaccretable difference," and is available to absorb future credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows may result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive effect on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the "accretable yield" and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing such cash flows.

Subsequent to acquisition, we evaluate on a quarterly basis our estimate of cash flows expected to be collected. In the current economic environment, estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent significant increases in cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount. The Corporation's PCI loans currently consist of loans acquired in connection with the acquisition of CVBK. PCI loans that were classified as nonperforming loans by CVBK are no longer classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

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

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisition of CVBK in October 2013 and C&F Bank's acquisition of C&F Finance Company in September 2002. With the adoption of ASU 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, we determine that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Corporation’s goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. If an impairment test is performed, we will prepare a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

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

Derivative Financial Instruments:  The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet.  The Corporation's derivative financial instruments consist of (1) the fair value of IRLCs on mortgage loans that will be held for sale and related forward sale commitments and (2) interest rate swaps that qualify as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Because the IRLCs and forward sale commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. For more information concerning fair value measurements of these instruments, see Part I, Item 1, "Financial Statements" in this Quarterly Report on Form 10-Q under the heading "Note 8: Fair Value of Assets and Liabilities."

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

For further information concerning accounting policies, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

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

On October 1, 2013, the Corporation acquired all of the outstanding common stock of CVBK. On March 22, 2014, CVBK was merged with and into C&F Financial Corporation and CVB was merged with and into C&F Bank. The Corporation's financial position and results of operations as of and for the three months ended March 31, 2014 and its financial position as of December 31, 2013 include the financial position and results of operations of CVBK and CVB.

For more information on this acquisition, see Part I, Item I, "Financial Statements" in this Quarterly Report on Form 10-Q under the heading "Note 2: Business Combinations."

Financial Performance Measures

Net income for the Corporation was $2.9 million, or $0.83 per common share assuming dilution, for the three months ended March 31, 2014, compared with $4.0 million, or $1.19 per common shares assuming dilution, for the three months ended March 31, 2013. The decline in net income for the first quarter of 2014, compared to the same period of 2013, was attributable to lower earnings at the Mortgage Banking and the Consumer Finance segments, offset in part by an increase in earnings at the Retail Banking segment. At the Mortgage Banking segment, mortgage interest rate increases since May of last year led to significantly reduced refinance activity and slowed residential real estate purchases, which has translated into weaker mortgage loan volume and correspondingly lower income from gains on sales of loans and ancillary mortgage lending fees. Loan production in the Corporation's Mortgage Banking segment was also affected by inclement winter weather conditions, low resale and new housing inventories and loan officer turnover. At the Consumer Finance segment, an elevated level of net charge-offs attributable to the continued difficult economic environment for this segment's customers resulted in a higher provision for loan losses during the first quarter of 2014, compared to the same period of 2013. In addition, the average balance and yield on the Consumer Finance segment's loan portfolio have declined as a result of increased competition and loan pricing strategies that competitors have used to grow market share in auto financing. The Retail Banking segment, which reported an increase in earnings during the first quarter of 2014, compared to the first quarter of 2013, benefited from (1) net accretion resulting from purchase adjustments associated with the acquisition of CVB, (2) the effects of the continued low interest rate environment on the cost of deposits, (3) a decline in the provision for loan losses as a result of continued stability in asset quality and (4) a decline in expenses associated with foreclosed properties as a result of the sale of a majority of these properties since the first quarter of 2013.

The Corporation’s ROE and ROA were 10.01 percent and 0.88 percent, respectively, on an annualized basis for the first quarter of 2014, compared with 15.46 percent and 1.64 percent, respectively, for the first quarter of 2013. Both ROE and ROA for the first quarter of 2014 were unfavorably affected by lower first quarter net income during 2014, compared to the same period of 2013. The decline in ROE was also affected by internal capital growth of 11.7 percent since March 31, 2013 resulting from earnings, and the decline in ROA was also affected by asset growth of 34.8 percent since March 31, 2013 resulting from the acquisition of CVBK on October 1, 2013.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $985,000 for the first quarter of 2014, compared to net income of $696,000 for the first quarter of 2013. The results for the first quarter of 2014 for the Retail Banking segment were significantly affected by the purchase accounting adjustments resulting from the CVB transaction. These adjustments resulted from marking assets and liabilities to fair market values as of the acquisition date. Accordingly, yields on loans and investments acquired from CVB increased and the cost of certificates of deposits assumed from CVB decreased, the benefits of which were partially offset by the amortization of the core deposit intangible and higher depreciation associated with the write-up of certain buildings acquired from CVB. The net accretion attributable to these adjustments was $830,000 for the first quarter of 2014. The improvement in net income of the retail banking segment for the first quarter of 2014 also resulted from (1) the effects of the continued low interest rate environment on the cost of deposits, (2) stability in loan credit quality resulting in a $400,000 decrease in the loan loss provision and (3) a significant decline in foreclosed properties resulting in lower holding costs and loss provisions. Partially offsetting these positive factors were the negative effects of the following: (1) higher personnel costs associated with increased staff levels throughout the branch network combined with the addition of commercial loan personnel focused on growing the segment’s commercial and small business loan portfolios, (2) one-time transaction expenses associated with the merger of CVB into C&F Bank and (3) depreciation of information technology equipment purchased to upgrade CVB's systems and equipment to conform to C&F Bank’s technology infrastructure.

The Bank’s nonperforming assets were $5.3 million at March 31, 2014, compared to $7.2 million at December 31, 2013. Nonperforming assets at March 31, 2014 included $4.6 million in total nonaccrual loans, compared to $4.4 million at December 31, 2013, and $701,000 in foreclosed properties, compared to $2.8 million at December 31, 2013. Troubled debt restructurings were $5.6 million at March 31, 2014 and at December 31, 2013, of which $2.7 million and $2.6 million at March 31, 2014 and at December 31, 2013, respectively, were included in nonaccrual loans. The decline in foreclosed properties during the first quarter of 2014 resulted from sales of properties that had a total carrying value of $2.2 million at December 31, 2013.

Mortgage Banking: The mortgage banking segment reported net income of $15,000 for the first quarter of 2014, compared to net income of $546,000 for the first quarter of 2013. Net income at the mortgage banking segment was negatively affected by (1) higher mortgage interest rates that caused a 48.7 percent decline in the Mortgage Banking segment's loan origination volume during the first quarter of 2014, compared to the first quarter of 2013, (2) lower net interest income, gains on sales of loans and ancillary loan origination fees resulting from lower loan production and (3) higher non-production based personnel costs associated with expansion into Virginia Beach, Virginia. Partially offsetting these negative factors was a decline in production-based compensation. During the first quarter of 2014, the amount of loan originations for refinancings and new and resale home purchases were $12.8 million and $78.6 million, respectively, compared to $82.0 million and $96.2 million, respectively during the first quarter of 2013. If conditions influencing the mortgage banking environment, such as higher interest rates and low housing inventories, do not improve, C&F Mortgage Corporation may experience a continuation of lower loan demand, particularly for mortgage refinancings, which could negatively affect earnings of the mortgage banking segment in future periods.

Consumer Finance: The consumer finance segment reported net income of $2.1 million for the first quarter of 2014, compared to net income of $3.1 million for the first quarter of 2013. Average loans outstanding during the first quarter of 2014 declined $3.7 million, or 1.3 percent, compared to the first quarter of 2013. This decline in the average consumer finance loan portfolio, coupled with an 84 basis point decline in yield on the portfolio, resulted in a $692,000 decline in net interest income. In addition, there was a $745,000 increase in the provision for loan losses resulting from elevated charge-offs throughout the first quarter of 2014, compared to the first quarter of 2013. The increase in loan charge-offs is a result of the current economic environment and, in particular, unemployment rates among the segment's target customers that remain higher than historical levels. The increase in the provision for loan losses during the first quarter of 2014 and the lack of portfolio growth since December 31, 2013 resulted in an increase in the ratio of the allowance for loan losses to total loans to 8.36 percent at March 31, 2014 from 8.32 percent at December 31, 2013. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the consumer finance loan portfolio. However, if the current economic environment continues to contribute to an elevated level of charge-offs, a higher provision for loan losses may be required in future periods.

Capital Management. Total shareholders' equity was $117.2 million at March 31, 2014, compared to $112.9 million at December 31, 2013. Capital growth resulted from earnings for the first three months of 2014 and an increase in unrealized holding gains on securities available for sale, which are a component of accumulated other comprehensive income. These increases were offset in part by dividends declared of 29 cents per share during the first quarter of 2014, which were paid on April 1, 2014. This dividend equates to a payout ratio of 34.1 percent of first quarter basic earnings per share.

 RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2014 and 2013. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$93,641	$619	2.65%	$32,545	$140	1.72%
Tax-exempt	118,094	1,708	5.78	115,379	1,730	6.00
Total securities	211,735	2,327	4.40	147,924	1,870	5.06
Loans, net	844,296	19,476	9.36	729,444	17,829	9.91
Interest-bearing deposits in other banks and federal funds sold	163,388	81	0.20	41,032	23	0.23
Total earning assets	1,219,419	21,884	7.27	918,400	19,722	8.71
Allowance for loan losses	(34,823)			(35,796)
Total non-earning assets	134,476			95,617
Total assets	$1,319,072			$978,221
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$181,874	$128	0.29%	$133,210	$126	0.38%
Money market deposit accounts	175,076	120	0.28	112,640	83	0.30
Savings accounts	97,185	24	0.10	48,563	10	0.08
Certificates of deposit, $100 or more	152,176	353	0.94	126,444	375	1.20
Other certificates of deposit	244,992	488	0.81	159,485	485	1.23
Total time and savings deposits	851,303	1,113	0.53	580,342	1,079	0.75
Borrowings	170,886	1,107	2.59	163,985	1,069	2.61
Total interest-bearing liabilities	1,022,189	2,220	0.87	744,327	2,148	1.15
Demand deposits	158,604			104,837
Other liabilities	22,697			25,415
Total liabilities	1,203,490			874,579
Shareholders’ equity	115,582			103,642
Total liabilities and shareholders’ equity	$1,319,072			$978,221
Net interest income		$19,664			$17,574
Interest rate spread			6.40%			7.56%
Interest expense to average earning assets (annualized)			0.73%			0.94%
Net interest margin (annualized)			6.53%			7.75%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended March 31, 2014 from 2013
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(5,539)	$7,186	$1,647
Securities:
Taxable	107	372	479
Tax-exempt	(210)	188	(22)
Interest-bearing deposits in other banks and federal funds sold	(20)	78	58
Total interest income	(5,662)	7,824	2,162

Interest expense:
Time and savings deposits:
Interest-bearing deposits	(149)	151	2
Money market deposit accounts	(39)	76	37
Savings accounts	3	11	14
Certificates of deposit, $100 or more	(329)	307	(22)
Other certificates of deposit	(820)	823	3
Total time and savings deposits	(1,334)	1,368	34
Borrowings (including trust preferred capital notes)	(47)	85	38
Total interest expense	(1,381)	1,453	72
Change in net interest income	$(4,281)	$6,371	$2,090

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2014 was $19.7 million, compared to $17.6 million for the three months ended March 31, 2013. The increase in net interest income for the first quarter of 2014, compared to the same period of 2013, was a result of an increase in average earning assets resulting from the acquisition of CVBK on October 1, 2013, offset in part by a decrease in the net interest margin. Net interest margin decreased 122 basis points to 6.53 percent for the first quarter of 2014, relative to the same period in 2013. The decrease in net interest margin during the first quarter of 2014 can be attributed to a decrease in the yield on interest-earning assets offset in part by decreases in the cost of interest-bearing liabilities and an increase in demand deposits that pay no interest. The decrease in yield on interest-earning assets was primarily attributable to a large increase in interest-bearing deposits in other banks and federal funds sold, which category of earning assets provides the lowest yield of all categories of earning assets, and decreases in the yields on the investment and loan portfolios. The decrease in the cost of interest bearing liabilities is a result of the sustained low interest rate environment, the repricing of higher-rate certificates of deposit as they mature to lower rates, and a shift in the mix of deposits from higher cost interest-bearing deposits to lower cost deposits, including non-interest-bearing demand deposits and low-cost interest-bearing demand deposits, money market deposits and savings accounts.

Average loans, which includes both loans held for investment and loans held for sale, increased $114.9 million to $844.3 million for the first quarter of 2014, compared to the same period of 2013. In total, average loans held for investment increased $141.0 million from the first quarter of 2013 to the same period of 2014. Average loans in the Retail Banking segment increased $144.5 million primarily as a result of the acquisition of CVBK on October 1, 2013. This increase was offset in part by a $3.7 million decrease in the Consumer Finance segment's average loan portfolio. which declined as a result of increased competition. The Mortgage Banking segment's average portfolio of loans held for sale decreased $26.2 million during the first quarter of 2014, compared to the first quarter of 2013. The decline in demand for mortgage loans and refinancing activity during the first quarter of 2014 resulted in an $86.8 million, or 49 percent, decrease in loan originations compared to the first quarter of 2013.

The overall yield on average loans decreased 55 basis points to 9.36 percent for the first quarter of 2014, compared to the first quarter of 2013. This decline includes an 84 basis point decline in the average yield on the Consumer Finance segment's loan portfolio as a result of aggressive pricing strategies by competitive lenders that lowered rates on newly-originated loans during the second half of 2013 and the first quarter of 2014. Further contributing to the decline in overall loan yield is the reduction in concentration of the Consumer Finance segment loans, which is the highest yielding component of total loans, as a percentage of total loans held for investment. The Consumer Finance segment loan portfolio comprised 34 percent of average loans held for investment during the first quarter of 2014, compared to 41 percent during the first quarter of 2013. Partially offsetting these factors in the first quarter of 2014 was $1.2 million of accretion related to the fair value adjustments to CVB's loan portfolio, which contributed approximately 55 basis points to the yield on loans and 38 basis points to the yield on interest earnings assets and the net interest margin for the first quarter of 2014.

Average securities available for sale increased $63.8 million for the first quarter of 2014, compared to the same period of 2013. This increase occurred primarily in mortgage-backed securities, which were purchased in connection with the acquisition of CVBK. The average yield on the available-for-sale securities portfolio declined 66 basis points for the first quarter of 2014, compared to the first quarter of 2013. The lower yield on the securities portfolio resulted from a shift in the mix of the securities portfolio from 78 percent concentration in higher-yielding tax-exempt securities for the first quarter of 2013 to 56 percent concentration in tax-exempt securities for the first quarter of 2014.

Average interest-bearing deposits in other banks and Federal funds sold increased $122.4 million for the first quarter of 2014, compared to the same period of 2013, primarily as a result of the acquisition of CVBK, which had excess liquidity on the date of acquisition. The average yield on these overnight funds decreased three basis points during the first quarter of 2014, compared to the first quarter of 2013.

Average interest-bearing time and savings deposits increased $271.0 million for the first quarter of 2014, compared to the same period of 2013, primarily as a result of the acquisition of CVBK. However, the effect on interest expense of the higher volume of interest-bearing deposits was significantly offset by a 22 basis point decline in the average cost of interest-bearing deposits, in particular on time deposits which continued to reprice at lower interest rates upon renewal, or were not renewed, as well as accretion of the fair value purchase adjustment on time deposits assumed in the CVB acquisition.

Average borrowings increased $6.9 million for the first quarter of 2014, compared to the same period of 2013. This increase was primarily due to the assumption of trust preferred capital notes in connection with the acquisition of CVBK, which had an average carrying value of $4.7 million during the first quarter of 2014. In addition, average retail repurchase agreements increased on average by $2.2 million during the first quarter of 2014. The cost of borrowings declined slightly during the first quarter of 2014, compared to the same period of 2013, due to the higher average balance of overnight repurchase agreements and the lower variable rate on $10.0 million of trust preferred capital notes issued by the Corporation in 2007, the benefits of which were partially offset by the higher rate on the trust preferred capital notes assumed in connection with the CVBK acquisition.

It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities, which are approaching their interest rate floors. The Retail Banking segment's net interest margin will benefit in future periods from the net accretion associated with the fair value adjustments to the loans, securities, deposits and borrowings purchased in the CVBK acquisition. If conditions influencing the mortgage banking environment, such as higher interest rates and low housing inventories, do not improve, the Mortgage Banking segment may experience a continuation of lower loan demand, particularly for refinancings, which could reduce interest income on loans originated for sale, further contributing to a deterioration in net interest margin. The net interest margin at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that competitors may use to grow market share in automobile financing. This increased competition may result in lower yields as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended March 31, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$1,190	$—	$—	$1,190
Service charges on deposit accounts	1,062	—	—	—	1,062
Other service charges and fees	853	459	4	65	1,381
Gains on calls of available for sale securities	—	—	—	—	—
Other income	310	296	297	276	1,179
Total noninterest income	$2,225	$1,945	$301	$341	$4,812

(Dollars in thousands)	Three Months Ended March 31, 2013

	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans*	$—	$1,701	$—	$—	$1,701
Service charges on deposit accounts	924	—	—	—	924
Other service charges and fees	644	815	2	43	1,504
Gains on calls of available for sale securities	2	—	—	—	2
Other income	141	263	296	267	967
Total noninterest income	$1,711	$2,779	$298	$310	$5,098

 * Gains on sales of loans at the Mortgage Banking segment have been restated to conform to current year presentation.

Total noninterest income decreased $286,000, or 5.6 percent, in the first quarter of 2014, compared to the same period in 2013. An $834,000 decline in noninterest income occurred at the Mortgage Banking segment where gains on sales of loans and ancillary loan origination fees were negatively affected by higher mortgage interest rates and low housing inventories, which caused a 48.7 percent decline in the Mortgage Banking segment's loan origination volume during the first quarter of 2014, compared to the first quarter of 2013. The decline in noninterest income at the Mortgage Banking segment was partially offset by a $514,000 increase in noninterest income at the Retail Banking segment during the first quarter of 2014, which resulted from the acquisition of CVB on October 1, 2013 and the contribution of CVB's operations to noninterest income generated by the Retail Banking segment.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended March 31, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$5,850	$961	$2,147	$201	$9,159
Occupancy expenses	1,487	464	180	1	2,132
Other expenses:
OREO expenses (income)	(68)	—	—	—	(68)
Provision for indemnification losses	—	46	—	—	46
Other expenses	3,259	688	904	234	5,085
Total other expenses	3,191	734	904	234	5,063
Total noninterest expenses	$10,528	$2,159	$3,231	$436	$16,354

(Dollars in thousands)	Three Months Ended March 31, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits*	$4,142	$745	$1,990	$192	$7,069
Occupancy expenses	1,086	479	202	1	1,768
Other expenses:
OREO expenses	202	—	—	—	202
Provision for indemnification losses	—	225	—	—	225
Other expenses	1,737	725	912	391	3,765
Total other expenses	1,939	950	912	391	4,192
Total noninterest expenses	$7,167	$2,174	$3,104	$584	$13,029

 *Salaries and employee benefits for prior periods at the Mortgage Banking segment have been restated to conform to current year presentation.

Total noninterest expenses increased $3.3 million, or 25.5 percent, in the first quarter of 2014, compared to the same period in 2013. Noninterest expenses increased at the Retail Banking segment primarily as a result of the acquisition of CVB. Further increases resulted primarily from higher personnel costs during the first quarter of 2014 at (1) the Retail Banking segment due to increased staffing in the branch network to support customer service initiatives and the addition of new personnel dedicated to growing C&F Bank's commercial and small business loan portfolio, (2) the Mortgage Banking segment due to higher non-production based compensation associated with the expansion into Virginia Beach, Virginia and with regulatory compliance and (3) at the Consumer Finance segment due to an increase in the number of personnel to support expansion into new markets. These increases were partially offset by a lower provision for indemnification losses in connection with loans sold to investors at the Mortgage Banking segment and lower foreclosed properties expenses at the Retail Banking segment as a result of the sale of a majority of these properties since the first quarter of 2013.

Income Taxes

Income tax expense for the first quarter of 2014 totaled $1.1 million, resulting in an effective tax rate of 28.1 percent, compared to $1.9 million and 31.7 percent for the first quarter of 2013. The decline in the effective tax rate during the first quarter of 2014 compared to the first quarter of 2013 was a result of higher earnings at the Retail Banking segment, which generates tax-exempt income on securities issued by states and political subdivisions and is exempt from state income taxes.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance.

The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Allowance, beginning of period	$34,852	$35,907
Provision for loan losses:
Retail Banking segment	—	400
Mortgage Banking segment	15	30
Consumer Finance segment	3,495	2,750
Total provision for loan losses	3,510	3,180
Loans charged off:
Real estate—residential mortgage	73	473
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	—	2,134
Equity lines	—	37
Consumer	105	184
Consumer finance	4,488	3,393
Total loans charged off	4,666	6,221
Recoveries of loans previously charged off:
Real estate—residential mortgage	9	79
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	35	8
Equity lines	—	27
Consumer	146	47
Consumer finance	1,022	894
Total recoveries	1,212	1,055
Net loans charged off	3,454	5,166
Allowance, end of period	$34,908	$33,921
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	(0.01)%	2.71%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	5.01%	3.57%

___________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For the first quarter of 2013, the annualized net charge-off ratio for the Retail Banking segment includes a $2.1 million charge-off for a single commercial lending relationship.

Table 6 discloses the allocation of the allowance for loan losses at March 31, 2014 and December 31, 2013.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	March 31, 2014	December 31, 2013
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,306	$2,355
Real estate—construction [1]	434	434
Commercial, financial and agricultural [2]	7,840	7,805
Equity lines	892	892
Consumer	314	273
Consumer finance	23,122	23,093
Total allowance for loan losses	$34,908	$34,852

 _____________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2014 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate—residential mortgage	$174,742	$2,378	$3,411	$2,040	$182,571
Real estate—construction [2]	3,509	102	2,791	—	6,402
Commercial, financial and agricultural [3]	251,202	7,945	33,770	2,291	295,208
Equity lines	47,705	998	975	213	49,891
Consumer	7,912	2	127	229	8,270
	$485,070	$11,425	$41,074	$4,773	$542,342

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$275,486	$937	$276,423

___________

[1]	At March 31, 2014, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVBK of $108.4 million pass rated, $3.30 million special mention, $17.63 million substandard, and $603,000 substandard accrual.

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

Included in the table above are loans purchased in connection with the acquisition of CVBK of $115.3 million pass rated, $3.3 million special mention, $17.8 million substandard and $652,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$276,537	$1,187	$277,724

The Retail Banking segment's allowance for loan losses as of March 31, 2014 increased $12,000 since December 31, 2013 as a result of net recoveries during the first quarter of 2014. The allowance for loan losses as a percentage of total loans, excluding purchased credit impaired loans, was 2.22 percent at both March 31, 2014 and December 31, 2013, and there was no provision for loan losses during the first quarter of 2014. In addition, there was a $930,000 decline in the Retail Banking segment's substandard loans. We believe that the current level of the allowance for loan losses at the Retail Banking segment is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment's allowance for loan losses increased by $29,000 to $23.12 million at March 31, 2014 and its provision for loan losses increased $745,000 for the three months ended March 31, 2014, compared to the same period of 2013. The increase in the provision for loan losses during the first quarter of 2014 and the lack of portfolio growth since December 31, 2013 resulted in an increase in the ratio of the allowance for loan losses to total loans to 8.36 percent at March 31, 2014 from 8.32 percent at December 31, 2013. The increase in the provision for loan losses resulted from elevated charge-offs throughout the first quarter of 2014 attributable to the current economic environment and, in particular, unemployment rates that remain higher than historical levels. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future or if the current economic environment continues to contribute to an increase in the segment's defaults, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at March 31, 2014 and December 31, 2013.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	March 31, 2014	December 31, 2013
Loans, excluding purchased loans	$409,965	$402,755
Purchased performing loans[1]	98,366	104,471
Purchased credit impaired loans[1]	31,212	32,520
Total loans	$539,543	$539,746

Nonaccrual loans[2]	$3,979	$3,740
Purchased performing-nonaccrual loans[3]	603	651
Total nonaccrual loans	4,582	4,391
Real estate owned[4]	701	2,769
Total nonperforming assets	$5,283	$7,160

Accruing loans past due for 90 days or more	$—	$75
Troubled debt restructurings (TDRs)[2]	$5,163	$5,217
Purchased performing TDRs[6]	$403	$403
Allowance for loan losses (ALL)	$11,278	$11,266
Nonperforming assets to total loans and OREO*	1.02%	1.32%
ALL to total loans, excluding purchased credit impaired loans[7]	2.22	2.22
ALL to total nonaccrual loans	246.14	256.57

__________

[1]

The loans acquired from CVB are traced in two separate categories - "purchased performing" and "purchased credit impaired." The fair market value adjustments for the purchased performing loans are $1.2 million at March 31, 2014 and $1.3 million at December 31, 2013 for interest and $4.6 million at March 31, 2014 and $5.2 million at December 31, 2013 for credit. The fair market value adjustments for the purchased credit impaired loans are $4.8 million at March 31, 2014 and $5.0 million at December 31, 2013 for interest and $11.4 million at March 31, 2014 and $11.5 million at December 31, 2013 for credit.

[2]	Nonaccrual loans include nonaccrual TDRs of $2.7 million at March 31, 2014 and $2.6 million at December 31, 2013.
[3]	Purchased performing-nonaccrual loans are presented net of fair market value interest and credit marks totaling $312,000 at March 31, 2014 and $488,000 at December 31, 2013.
[4]	Real estate owned is recorded at its estimated fair market value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in Table 8.

[6]	Purchased performing TDRs are accruing and are presented net of fair market value interest and credit marks totaling $6,000 at March 31, 2014 and $11,000 at December 31, 2013.
[7]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

Mortgage Banking Segment

(Dollars in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans	$191	$—
Total loans	$2,799	$2,914
ALL	$508	$493
Nonperforming loans to total loans	6.82%	—%
ALL to loans	18.15	16.92
ALL to nonaccrual loans	265.97	—

  Consumer Finance Segment

(Dollars in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans	$937	$1,187
Accruing loans past due for 90 days or more	$—	$—
Total loans	$276,423	$277,724
ALL	$23,122	$23,093
Nonaccrual consumer finance loans to total consumer finance loans	0.34%	0.43%
ALL to total consumer finance loans	8.36	8.32

Total nonperforming assets of the Retail Banking segment totaled $5.3 million at March 31, 2014, compared to $7.2 million at December 31, 2013, a 26.25 percent decline during the first quarter of 2014. The Retail Banking Segment's nonperforming assets at March 31, 2014 included $4.6 million of nonaccrual loans, compared to $4.4 million at December 31, 2013, and $701,000 of OREO, compared to $2.8 million at December 31, 2013. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. The 74.7 percent decline in OREO properties since December 31, 2013 resulted from sales of properties that had a total carrying value of $2.2 million at December 31, 2013.

Nonaccrual loans at the Consumer Finance segment decreased to $937,000 at March 31, 2014 from $1.2 million at December 31, 2013. As noted above, the ratio of the allowance for loan losses to total consumer finance loans was 8.36 percent as of March 31, 2014, compared with 8.32 percent at December 31, 2013. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at March 31, 2014, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,039	$2,142	$377	$2,059	$26
Commercial, financial and agricultural:
Commercial real estate lending	2,778	2,847	501	2,784	31
Builder line lending	13	16	4	13	—
Commercial business lending	609	666	130	517	2
Equity lines	34	32	—	93	—
Consumer	93	93	14	34	1
Total	$5,566	$5,796	$1,026	$5,500	$60

Impaired loans, which included $5.6 million of TDRs, and the related allowance at December 31, 2013, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance- Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

TDRs (including purchased performing TDRs) at March 31, 2014 and December 31, 2013 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	March 31, 2014	December 31, 2013
Accruing TDRs	$2,850	$3,026
Nonaccrual TDRs[1]	2,716	2,594
Total TDRs[2]	$5,566	$5,620

_______________________________

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At March 31, 2014, the Corporation had total assets of $1.34 billion, which was an increase of $27.3 million since December 31, 2013. The increase resulted from a $47.5 million increase in cash and cash equivalents, which was driven by reduced loan funding needs of the Mortgage Banking segment, proceeds from maturities and calls of investment securities and a decline in OREO due to sales during the first quarter of 2014. The decision to deploy excess liquidity in interest-bearing deposits in other banks was influenced by the lack of attractively-priced investment securities available for purchase during the first quarter of 2014 and continued weak loan demand at the Retail Banking segment in the current economic environment.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$182,571	22%	$188,455	23%
Real estate – construction [1]	6,402	1	5,810	1
Commercial, financial and agricultural [2]	295,208	36	288,593	35
Equity lines	49,891	6	50,795	6
Consumer	8,270	1	9,007	1
Consumer finance	276,423	34	277,724	34
Total loans	818,765	100%	820,384	100%
Less allowance for loan losses	(34,908)		(34,852)
Total loans, net	$783,857		$785,532

_____________________________________________________________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, changes in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2014 and December 31, 2013, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S Treasury securities	$—	—%	$10,000	5%
U.S. government agencies and corporations	42,667	20	29,950	14
Mortgage-backed securities	39,153	19	50,863	23
Obligations of states and political subdivisions	129,979	61	127,139	58
Corporate and other debt securities	—	—	158	—
Total available for sale securities at fair value	$211,799	100%	$218,110	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at March 31, 2014 and December 31, 2013, see Note 3 to the consolidated financial statements filed with this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2014 deposits increased $18.9 million to $1.03 billion at March 31, 2014, compared to $1.01 billion at December 31, 2013. This increase resulted primarily from a $23.5 million increase in non-interest bearing demand deposits of individuals and corporations, partially offset by a $7.3 million decrease in time deposits.

The Corporation had $2.3 million in brokered money market deposits outstanding at March 31, 2014, compared to $2.4 million at December 31, 2013. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $173.6 million at March 31, 2014 from $169.8 million at December 31, 2013 as a result of a $3.7 million increase in retail overnight repurchase agreements with commercial depositors, the level of which is a function of the deposit balances maintained by these depositors.

Off-Balance Sheet Arrangements

As of March 31, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

 Contractual Obligations

As of March 31, 2014, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at March 31, 2014 totaled $323.1 million, compared to $216.4 million at December 31, 2013. The increase in liquid assets since December 31, 2013 resulted primarily from the Corporation's election in January 2014 to secure public deposits by the pooled method, rather than the dedicated or opt-out method, which reduced the amount of collateral required to secure public deposits and thus increased the amount of unpledged securities. In addition, liquidity increased as a result of reduced funding needs of the Mortgage Banking segment and growth in the Corporation's non-interest bearing demand deposit accounts. The Corporation’s funding sources for borrowings, including the capacity, amount outstanding and amount available at March 31, 2014 are presented in Table 13.

TABLE 13: Funding Sources

	March 31, 2014
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$59,000	$—	$59,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	40,000	—	40,000
Borrowings from the FHLB	126,962	52,500	74,462
Borrowings from Federal Reserve Bank	31,787	—	31,787
Revolving line of credit	120,000	75,487	44,513
Total	$382,749	$132,987	$249,762

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

Capital Resources

The Corporation’s and the Bank’s actual regulatory capital amounts and ratios under currently applicable regulatory capital standards are presented in the following table.

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total Capital (to Risk-Weighted Assets)
Corporation	$132,223	15.7%	$67,537	8.0%	N/A	N/A
Bank	129,626	15.4	67,359	8.0	$84,198	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	121,370	14.4	33,768	4.0	N/A	N/A
Bank	118,810	14.1	33,679	4.0	50,519	6.0
Tier 1 Capital (to Average Assets)
Corporation	121,370	9.3	52,003	4.0	N/A	N/A
Bank	118,810	9.2	51,912	4.0	64,890	5.0

As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Corporation	$126,202	14.8%	$68,137	8.0%	N/A	N/A
Bank	100,538	14.5	55,400	8.0	$69,250	10.0%
CVB	20,632	13.0	12,710	8.0	15,888	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	115,257	13.5	34,069	4.0	N/A	N/A
Bank	91,559	13.2	27,700	4.0	41,550	6.0
CVB	20,597	13.0	6,355	4.0	9,533	6.0
Tier 1 Capital (to Average Assets)
Corporation	115,257	8.9	51,664	4.0	N/A	N/A
Bank	91,559	9.4	38,964	4.0	48,706	5.0
CVB	20,597	6.2	13,332	4.0	16,644	5.0

 The Corporation’s Tier 1 Capital and Total Capital presented in Table 14 include $25.0 million of trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Corporation's trust preferred securities will continue to be included in Tier 1 Capital and Total Capital until they mature, pursuant to a "grandfathering" provision that exempts the Corporation's trust preferred securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. In addition to "grandfathering" certain previously outstanding trust preferred securities for community banks, the Basel III Final Rule introduces a new Common Equity Tier 1 Capital measure, increases the applicable minimum regulatory capital levels and certain prompt corrective action capital levels, and establishes a capital conservation buffer and new risk weights for certain types of assets. The Basel III Final Rule is effective for community banks on January 1, 2015 and has a transition period applicable to certain regulatory capital changes until January 1, 2019.

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

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). During the first quarter ended March 31, 2014, the Corporation completed the integration of CVBK and CVB into the Corporation's operations, compliance programs and internal control processes. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Other than as disclosed in this Item 1A, "Risk Factors," there have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM  2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Corporation's Common Stock that occurred during the three months ended March 31, 2014.

(Dollars in thousands)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	—	$—	—	$—
February 1, 2014 - February 28, 2014	225	36.17	—	—
March 1, 2014 - March 31, 2014	—	—	—	—
Total	225	$36.17	—	$—

_________________________

1 These shares were withheld from an employee to satisfy tax withholding obligations arising upon the vesting of restricted shares.

ITEM 6.	EXHIBITS

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

C&F FINANCIAL CORPORATION
(Registrant)

Date	May 12, 2014	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	May 12, 2014	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)