Form 10-Q
period 2014-06-30
C & F FINANCIAL CORP
filed 2014-08-11
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

___________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2014

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

At August 6, 2014, the latest practicable date for determination, 3,405,986 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$10,782	$14,666
Interest-bearing deposits in other banks	171,572	41,750
Federal funds sold	—	91,723
Total cash and cash equivalents	182,354	148,139
Securities-available for sale at fair value, amortized cost of $211,794 and $217,708, respectively	217,308	218,110
Loans held for sale, at fair value	33,603	35,879
Loans, net of allowance for loan losses of $35,258 and $34,852, respectively	791,170	785,532
Restricted stocks, at cost	3,690	4,336
Corporate premises and equipment, net	38,937	39,142
Other real estate owned, net of valuation allowance of $188 and $4,135, respectively	817	2,769
Accrued interest receivable	6,255	6,360
Goodwill	16,630	16,630
Core deposit intangible, net	3,151	3,774
Bank-owned life insurance	14,176	13,988
Other assets	39,400	37,638
Total assets	$1,347,491	$1,312,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$176,868	$147,520
Savings and interest-bearing demand deposits	483,096	460,889
Time deposits	379,788	399,883
Total deposits	1,039,752	1,008,292
Short-term borrowings	11,535	11,780
Long-term borrowings	132,987	132,987
Trust preferred capital notes	25,086	25,068
Accrued interest payable	807	843
Other liabilities	18,121	20,386
Total liabilities	1,228,288	1,199,356

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,405,321 and 3,388,793 shares issued and outstanding, respectively)	3,278	3,269
Additional paid-in capital	8,919	10,686
Retained earnings	103,878	99,252
Accumulated other comprehensive income (loss), net	3,128	(266)
Total shareholders’ equity	119,203	112,941
Total liabilities and shareholders’ equity	$1,347,491	$1,312,297

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$19,849	$17,918	$39,316	$35,737
Interest on money market investments and federal funds sold	115	38	196	61
Interest and dividends on securities
U.S. government agencies and corporations	190	100	384	206
Tax-exempt obligations of states and political subdivisions	1,105	1,136	2,232	2,278
Corporate bonds and other	453	38	878	71
Total interest income	21,712	19,230	43,006	38,353

Interest expense
Savings and interest-bearing deposits	248	186	520	405
Certificates of deposit, $100 or more	317	354	670	729
Other time deposits	463	468	951	953
Borrowings	878	885	1,748	1,766
Trust preferred capital notes	235	189	472	377
Total interest expense	2,141	2,082	4,361	4,230

Net interest income	19,571	17,148	38,645	34,123
Provision for loan losses	3,265	3,120	6,775	6,300

Net interest income after provision for loan losses	16,306	14,028	31,870	27,823

Noninterest income
Gains on sales of loans	1,647	3,577	2,837	5,278
Service charges on deposit accounts	1,116	996	2,178	1,920
Other service charges and fees	1,615	1,472	2,996	2,976
Net gains on sales/calls of available for sale securities	3	4	3	6
Other income	885	914	2,064	1,881
Total noninterest income	5,266	6,963	10,078	12,061

Noninterest expenses
Salaries and employee benefits	9,065	8,229	18,224	15,298
Occupancy expenses	2,183	1,770	4,315	3,538
Other expenses	5,008	4,549	10,071	8,741
Total noninterest expenses	16,256	14,548	32,610	27,577

Income before income taxes	5,316	6,443	9,338	12,307
Income tax expense	1,574	2,265	2,703	4,123

Net income	$3,742	$4,178	$6,635	$8,184

Per common share data
Net income – basic	$1.10	$1.28	$1.95	$2.50
Net income – assuming dilution	$1.09	$1.22	$1.91	$2.41
Weighted average number of shares – basic	3,405,245	3,276,039	3,403,042	3,271,376
Weighted average number of shares – assuming dilution	3,442,468	3,413,052	3,467,054	3,392,165

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,742	$4,178	$6,635	$8,184
Other comprehensive income (loss), net:
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	(8)	31	(16)	61
Tax effect	3	(11)	6	(21)
Amortization of prior service cost[1]	17	(17)	34	(34)
Tax effect	(6)	6	(12)	12
Net of tax amount	6	9	12	18
Unrealized gain on cash flow hedging instruments
Unrealized holding gain arising during the period	46	67	86	116
Tax effect	(19)	(26)	(34)	(45)
Net of tax amount	27	41	52	71
Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during the period	1,943	(4,960)	5,113	(5,785)
Tax effect	(680)	1,736	(1,781)	2,025
Reclassification adjustment for gains included in net income[2]	(3)	(4)	(3)	(6)
Tax effect	1	1	1	2
Net of tax amount	1,261	(3,227)	3,330	(3,764)
Other comprehensive income (loss), net:	1,294	(3,177)	3,394	(3,675)
Comprehensive income, net	$5,036	$1,001	$10,029	$4,509

____________

[1]	These items are included in the computation of net periodic benefit cost. See Note 7, Employee Benefit Plan, for additional information.
[2]	Gains are included in "Net gains on sales/calls of available for sale securities" on the income statement.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity
Balance December 31, 2013	$3,269	$10,686	$99,252	$(266)	$112,941
Comprehensive income:
Net income	—	—	6,635	—	6,635
Other comprehensive income, net	—	—	—	3,394	3,394
Common stock warrant repurchased	—	(2,303)	—	—	(2,303)
Share-based compensation	—	487	—	—	487
Restricted stock vested	7	(15)	—	—	(8)
Common stock issued	2	64	—	—	66
Cash dividends paid – common stock ($0.59 per share)	—	—	(2,009)	—	(2,009)
Balance June 30, 2014	$3,278	$8,919	$103,878	$3,128	$119,203

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity
Balance December 31, 2012	$3,162	$5,624	$88,695	$4,716	$102,197
Comprehensive income:
Net income	—	—	8,184	—	8,184
Other comprehensive (loss), net	—	—	—	(3,675)	(3,675)
Stock options exercised	17	646	—	—	663
Share-based compensation	—	289	—	—	289
Restricted stock vested	5	(5)	—	—	—
Common stock issued	1	41	—	—	42
Cash dividends paid – common stock ($0.58 per share)	—	—	(1,900)	—	(1,900)
Balance June 30, 2013	$3,185	$6,595	$94,979	$1,041	$105,800

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$6,635	$8,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,403	1,128
Provision for loan losses	6,775	6,300
Provision for indemnifications	109	375
Provision for other real estate owned losses	—	308
Share-based compensation	479	289
Net accretion of acquisition-related fair value adjustments	(1,664)	—
Accretion of discounts and amortization of premiums on securities, net	629	335
Net realized gains on sales/calls of securities	(3)	(6)
Net realized gains on sales of other real estate owned	(227)	(115)
Net realized gain on sale of equipment	(38)	—
Income from bank-owned life insurance	(188)	—
Proceeds from sales of loans held for sale	219,742	403,617
Origination of loans held for sale	(217,466)	(390,202)
Change in other assets and liabilities:
Accrued interest receivable	105	128
Other assets	(3,590)	(1,736)
Accrued interest payable	(36)	(51)
Other liabilities	(2,378)	(126)
Net cash provided by operating activities	10,287	28,428

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	21,545	15,357
Purchases of securities available for sale	(15,981)	(16,248)
Redemption of restricted stocks	646	219
Net increase in customer loans	(12,870)	(4,644)
Proceeds from sales of other real estate owned	4,274	2,188
Purchases of corporate premises and equipment, net	(1,218)	(1,897)
Net cash used in investing activities	(3,604)	(5,025)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	51,555	13,292
Net decrease in time deposits	(19,532)	(5,679)
Net (decrease) increase in borrowings	(245)	4,392
Proceeds from exercise of stock options	—	663
Repurchase of common stock warrant	(2,303)	—
Issuance of common stock	66	42
Cash dividends	(2,009)	(1,900)
Net cash provided by financing activities	27,532	10,810

Net increase in cash and cash equivalents	34,215	34,213
Cash and cash equivalents at beginning of period	148,139	25,620
Cash and cash equivalents at end of period	$182,354	$59,833

Supplemental disclosure
Interest paid	$4,942	$4,281
Income taxes paid	2,041	3,034
Supplemental disclosure of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$5,110	$(5,791)
Loans transferred to other real estate owned	1,980	(70)
Pension adjustment	18	27
Unrealized gain on cash flow hedging instrument	86	116

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or an other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of June 30, 2014 and December 31, 2013 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and mortgage-backed securities (MBS) and (2) interest rate swaps that qualified as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The Corporation's IRLCs and forward loan sales commitments are described more fully in Note 8 and Note 10. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transaction affects earnings. The cash flow hedges are described more fully in Note 11.

Share-Based Compensation: Compensation expense for the second quarter of 2014 and first six months of 2014 included expense, net of forfeitures, of $246,000 ($153,000 after tax) and $487,000 ($302,000 after tax), respectively, for restricted stock granted during 2009 through 2014. As of June 30, 2014, there was $2.69 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2014 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2014	120,183	$31.18
Granted	15,750	$41.38
Vested	(8,100)	$18.77
Forfeitures	(700)	$33.96
Unvested, June 30, 2014	127,133	$33.22

Stock option activity during the six months ended June 30, 2014 and stock options outstanding at June 30, 2014 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2014	164,150	$38.21	1.7	$1,224
Expired	(12,000)	$37.50
Options outstanding and exercisable at June 30, 2014	152,150	$38.27	1.3	$9

 ________________________________

*	Weighted average

Recent Significant Accounting Pronouncements:

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Corporation is currently assessing the effect that ASU 2014-01 will have on its financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation is currently assessing the effect that ASU 2014-04 will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Corporation is currently assessing the effect that ASU 2014-11 will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Corporation is currently assessing the effect that ASU 2014-12 will have on its financial statements.

NOTE 2: Business Combinations

On October 1, 2013, the Corporation completed its acquisition of CVBK, the one-bank holding company for CVB. Pursuant to the Agreement and Plan of Merger dated June 10, 2013, CVBK's shareholders received $0.32 for each share of CVBK common stock they owned, or approximately $846,000 in the aggregate. In addition, the Corporation purchased from the U.S. Treasury for $3.35 million all of CVBK's preferred stock and warrants issued to the U.S Treasury under the Capital Purchase Program, including accrued and unpaid dividends on the preferred stock. CVB had seven retail bank branches located in the Virginia counties of Powhatan, Cumberland, Chesterfield and Henrico.

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

The following table illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2013. The unaudited combined pro forma revenue and net income combines the historical results of CVBK with the Corporation's consolidated statement of income for the three and six months ended June 30, 2013 and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2013. Expenses related to systems conversions and other integration related expenses were incurred during the first six months of 2014 in connection with merging CVBK into the Corporation and CVB into C&F Bank. Additionally, the Corporation expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below.

(Dollars in thousands)	Unaudited Pro Forma Three Months Ended June 30, 2013	Unaudited Pro Forma Six Months Ended June 30, 2013
Total revenues, net of interest expense	$28,044	$54,159
Net income	4,205	9,037

NOTE 3: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$29,723	$27	$(848)	$28,902
Mortgage-backed securities	57,411	585	(244)	57,752
Obligations of states and political subdivisions	124,660	6,296	(302)	130,654
	$211,794	$6,908	$(1,394)	$217,308

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$10,000	$—	$—	$10,000
U.S. government agencies and corporations	32,503	4	(2,557)	29,950
Mortgage-backed securities	51,318	100	(555)	50,863
Obligations of states and political subdivisions	123,729	4,223	(813)	127,139
Corporate and other debt securities	158	—	—	158
	$217,708	$4,327	$(3,925)	$218,110

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at June 30, 2014, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,062	$27,899
Due after one year through five years	90,906	93,851
Due after five years through ten years	63,093	64,459
Due after ten years	29,733	31,099
	$211,794	$217,308

Proceeds from the maturities, calls and sales of securities available for sale for the six months ended June 30, 2014 were $21.55 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $105.19 million and an aggregate fair value of $108.01 million were pledged at June 30, 2014. Securities with an aggregate amortized cost of $149.22 million and an aggregate fair value of $149.83 million were pledged at December 31, 2013.

Securities in an unrealized loss position at June 30, 2014, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$7,370	$87	$21,147	$761	$28,517	$848
Mortgage backed securities	8,330	177	1,442	67	9,772	244
Obligations of states and political subdivisions	5,765	83	10,448	219	16,213	302
Total temporarily impaired securities	$21,465	$347	$33,037	$1,047	$54,502	$1,394

There are 96 debt securities totaling $54.50 million considered temporarily impaired at June 30, 2014. The Corporation's unrealized loss position has improved since December 31, 2013 because interest rates fell during the first half of 2014, primarily in the intermediate and long-end of the United States Treasury yield curve, thereby increasing market values of the Corporation's portfolio of securities of U.S. government agencies and corporations and obligations of states and political subdivisions. The United States fixed income markets continued to rally throughout the second quarter due to uneven economic performance, low levels of inflation and the accommodative monetary policy maintained by the Federal Reserve. At June 30, 2014, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service.  Of those in a net unrealized loss position, approximately 96 percent were rated “A” or better, as measured by market value, at June 30, 2014.  For the approximate four percent not rated “A” or better, as measured by market value at June 30, 2014, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment.  Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2014 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks includes membership stock in the Federal Home Loan Bank (FHLB) and the Community Bankers Bank at June 30, 2014, and additionally included stock in the Federal Reserve Bank at December 31, 2013. Restricted stocks totaled $3.69 million at June 30, 2014 and $4.34 million at December 31, 2013. These membership stocks are generally viewed as long-term investments and as a restricted investment securities, which are carried at cost, because there is no market for the stock, other than member institutions. Therefore, when evaluating these investments for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2014 and no impairment has been recognized. These stocks are shown as a separate line item on the balance sheet and are not a part of the available for sale securities portfolio.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Real estate – residential mortgage	$180,514	$188,455
Real estate – construction [1]	7,580	5,810
Commercial, financial and agricultural [2]	295,545	288,593
Equity lines	50,577	50,795
Consumer	8,239	9,007
Consumer finance	283,973	277,724
	826,428	820,384
Less allowance for loan losses	(35,258)	(34,852)
Loans, net	$791,170	$785,532

1	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $338,000 and $354,000 of demand deposit overdrafts at June 30, 2014 and December 31, 2013, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVBK (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Acquired Loans -Purchased Credit Impaired (PCI)	Acquired Loans -Purchased Performing	Acquired Loans - Total	Acquired Loans -Purchased Credit Impaired	Acquired Loans -Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$42,616	$98,071	$140,687	$49,041	$110,977	$160,018
Carrying amount
Real estate – residential mortgage	$2,078	$20,135	$22,213	$2,694	$29,285	$31,979
Real estate – construction[1]	401	191	592	771	917	1,688
Commercial, financial and agricultural[2]	24,619	54,421	79,040	28,602	55,204	83,806
Equity lines	334	16,403	16,737	332	16,909	17,241
Consumer	24	1,438	1,462	121	2,156	2,277
Total acquired loans	$27,456	$92,588	$120,044	$32,520	$104,471	$136,991

1	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Real estate – residential mortgage	$2,153	$1,996
Commercial, financial and agricultural:
Commercial real estate lending	1,702	1,486
Land acquisition and development lending	—	—
Builder line lending	—	13
Commercial business lending	374	374
Equity lines	209	291
Consumer	232	231
Consumer finance	646	1,187
Total loans on nonaccrual status	$5,316	$5,578

The past due status of loans as of June 30, 2014 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current [1]	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,038	$919	$1,482	$3,439	$177,075	$180,514	$72
Real estate – construction:
Construction lending	—	—	—	—	4,408	4,408	—
Consumer lot lending	—	—	—	—	3,172	3,172	—
Commercial, financial and agricultural:
Commercial real estate lending	904	103	942	1,949	184,268	186,217	178
Land acquisition and development lending	—	—	2,936	2,936	30,710	33,646	—
Builder line lending	—	—	—	—	18,132	18,132	—
Commercial business lending	364	11	342	717	56,833	57,550	—
Equity lines	349	17	35	401	50,176	50,577	—
Consumer	35	32	194	261	7,978	8,239	—
Consumer finance	9,670	2,491	646	12,807	271,166	283,973	—
Total	$12,360	$3,573	$6,577	$22,510	$803,918	$826,428	$250

1 For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $2.56 million, 30-59 days past due of $90,000, 60-89 days past due of $92,000 and 90+ days past due of $2.57 million and
•

loans purchased (both performing and PCI) in the acquisition of CVBK that are current of $114.69 million, 30-59 days past due of $1.39 million, 60-89 days past due of $161,000 and 90+ days past due of $3.80 million.

The past due status of loans as of December 31, 2013 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current[1]	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,547	$952	$1,547	$4,046	$184,409	$188,455	$—
Real estate – construction:
Construction lending	—	—	—	—	3,728	3,728	—
Consumer lot lending	—	—	—	—	2,082	2,082	—
Commercial, financial and agricultural:
Commercial real estate lending	5,567	228	72	5,867	162,255	168,122	72
Land acquisition and development lending	—	—	272	272	25,368	25,640	—
Builder line lending	—	—	—	—	13,426	13,426	—
Commercial business lending	306	368	2,033	2,707	78,698	81,405	—
Equity lines	264	45	173	482	50,313	50,795	—
Consumer	54	46	195	295	8,712	9,007	3
Consumer finance	14,174	2,998	1,187	18,359	259,365	277,724	—
Total	$21,912	$4,637	$5,479	$32,028	$788,356	$820,384	$75

1     For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $2.15 million, 30-59 days past due of $7,000, 60-89 days past due of $306,000 and 90+ days past due of $3.11 million and
•

loans purchased (both performing and PCI) in the acquisition of CVBK that are current of $131.82 million, 30-59 days past due of $1.35 million, 60-89 days past due of $841,000 and 90+ days past due of $2.98 million of which $3,000 are 90+ days past due and accruing.

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014		2013
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Real estate - residential mortgage - interest rate concession	1	$328	1	$89
Commercial, financial and agricultural:
Commercial real estate lending - interest rate concession	—	—	1	473
Builder line lending - interest rate concession	—	—	1	17
Total	1	$328	3	$579

	Six Months Ended June 30,
	2014		2013
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Real estate - residential mortgage - interest rate concession	1	$328	1	$89
Commercial, financial and agricultural:
Commercial real estate lending - interest rate concession	—	—	2	479
Builder line lending - interest rate concession	—	—	1	17
Total	1	$328	4	$585

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR defaults during the three and six months ended June 30, 2014. There was one $3,000 commercial real estate loan that defaulted during the six months ended June 30, 2013.

Impaired loans, which consisted solely of TDRs, and the related allowance at June 30, 2014 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,348	$2,460	$430	$2,374	$57
Commercial, financial and agricultural:
Commercial real estate lending	2,711	2,851	416	2,776	65
Builder line lending	—	—	—	—	—
Commercial business lending	489	489	129	492	5
Equity lines	30	32	1	32	—
Consumer	93	93	14	93	2
Total	$5,671	$5,925	$990	$5,767	$129

Impaired loans, which included TDR loans of $5.62 million, and the related allowance at December 31, 2013 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

PCI loans had an unpaid principal balance of $42.62 million and a carrying value of $27.46 million at June 30, 2014. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired loans.

The PCI loan portfolio related to the CVBK acquisition was accounted for at fair value on the date of acquisition as follows:

(Dollars in thousands)	October 1, 2013
Contractual principal and interest due	$70,390
Nonaccretable difference	(26,621)
Expected cash flows	43,769
Accretable yield	(8,454)
Purchase credit impaired loans - estimated fair value	$35,315

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the period from December 31, 2013 to June 30, 2014:

(Dollars in thousands)	Accretable Yield
Accretable yield, December 31, 2013	$7,776
Accretion	(1,529)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,820
Changes in expected cash flows [1]	7,056
Accretable yield, June 30, 2014	$15,123

1 Represents changes in cash flows expected to be collected due to the effects of changes in recovery approach and prepayment assumptions.

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2014.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2013	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Provision charged to operations	30	—	—	—	—	6,745	6,775
Loans charged off	(79)	—	(174)	(47)	(147)	(8,098)	(8,545)
Recoveries of loans previously charged off	24	—	47	—	170	1,935	2,176
Balance at June 30, 2014	$2,330	$434	$7,678	$845	$296	$23,675	$35,258

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2013.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2012	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Provision charged to operations	522	50	328	11	149	5,240	6,300
Loans charged off	(475)	—	(2,270)	(37)	(228)	(6,361)	(9,371)
Recoveries of loans previously charged off	86	—	60	27	79	1,681	1,933
Balance at June 30, 2013	$2,491	$474	$7,942	$886	$283	$22,693	$34,769

The following table presents, as of June 30, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment or PCI loans), the total loans, and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment, or PCI loans).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at June 30, 2014	$2,330	$434	$7,678	$845	$296	$23,675	$35,258
Ending balance: individually evaluated for impairment	$430	$—	$545	$1	$14	$—	$990
Ending balance: collectively evaluated for impairment	$1,900	$434	$7,133	$844	$282	$23,675	$34,268
Ending balance: PCI loans	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at June 30, 2014	$180,514	$7,580	$295,545	$50,577	$8,239	$283,973	$826,428
Ending balance: individually evaluated for impairment	$2,348	$—	$3,200	$30	$93	$—	$5,671
Ending balance: collectively evaluated for impairment	$176,088	$7,179	$267,726	$50,213	$8,122	$283,973	$793,301
Ending balance: PCI loans	$2,078	$401	$24,619	$334	$24	$—	$27,456

The following table presents, as of December 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Ending balance	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Ending balance: individually evaluated for impairment	$390	$—	$639	$—	$14	$—	$1,043
Ending balance: collectively evaluated for impairment	$1,965	$434	$7,166	$892	$259	$23,093	$33,809
Ending balance: PCI loans	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$188,455	$5,810	$288,593	$50,795	$9,007	$277,724	$820,384
Ending balance: individually evaluated for impairment	$2,601	$—	$3,437	$131	$93	$—	$6,262
Ending balance: collectively evaluated for impairment	$183,160	$5,039	$256,554	$50,332	$8,793	$277,724	$781,602
Ending balance: PCI loans	$2,694	$771	$28,602	$332	$121	$—	$32,520

Loans by credit quality indicators as of June 30, 2014 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$172,699	$1,975	$3,687	$2,153	$180,514
Real estate – construction:
Construction lending	1,759	—	2,649	—	4,408
Consumer lot lending	3,085	87	—	—	3,172
Commercial, financial and agricultural:
Commercial real estate lending	166,679	4,403	13,434	1,702	186,218
Land acquisition and development lending	28,608	1,341	3,697	—	33,646
Builder line lending	16,390	1,174	568	—	18,132
Commercial business lending	43,174	1,231	12,771	374	57,550
Equity lines	48,644	775	949	209	50,577
Consumer	7,889	2	116	232	8,239
	$488,927	$10,988	$37,871	$4,670	$542,456

1 At June 30, 2014, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVBK of $102.44 million pass rated, $2.82 million special mention, $14.14 million substandard and $641,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$283,327	$646	$283,973

Loans by credit quality indicators as of December 31, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$180,670	$2,209	$3,580	$1,996	$188,455
Real estate – construction:
Construction lending	1,068	11	2,649	—	3,728
Consumer lot lending	1,831	105	146	—	2,082
Commercial, financial and agricultural:
Commercial real estate lending	152,017	2,934	11,685	1,486	168,122
Land acquisition and development lending	18,236	1,601	5,803	—	25,640
Builder line lending	11,608	1,278	527	13	13,426
Commercial business lending	61,715	2,758	16,558	374	81,405
Equity lines	48,603	1,003	898	291	50,795
Consumer	8,616	2	158	231	9,007
	$484,364	$11,901	$42,004	$4,391	$542,660

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

NOTE 6: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred tax of $1.66 million and $163,000 as of June 30, 2014 and December 31, 2013, respectively.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Net unrealized gains on securities	$3,591	$261
Net unrecognized loss on cash flow hedges	(150)	(202)
Net unrecognized losses on defined benefit plan	(313)	(325)
Total accumulated other comprehensive income (loss)	$3,128	$(266)

Common Shares

During the first six months of 2014, the Corporation repurchased 225 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. There were no stock repurchases during the first six months of 2013.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2014	2013
Net income	$3,742	$4,178

Weighted average number of common shares used in earnings per common share – basic	3,405,245	3,276,039
Effect of dilutive securities:
Stock option awards and Warrant	37,223	137,013
Weighted average number of common shares used in earnings per common share – assuming dilution	3,442,468	3,413,052

(Dollars in thousands)	Six Months Ended June 30,
	2014	2013
Net income available to common shareholders	$6,635	$8,184
Weighted average number of common shares used in earnings per common share – basic	3,403,042	3,271,376
Effect of dilutive securities:
Stock option awards and Warrant	64,012	120,789
Weighted average number of common shares used in earnings per common share – assuming dilution	3,467,054	3,392,165

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant are determined using the treasury stock method. Approximately 156,110 and 500 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended June 30, 2014 and 2013, respectively, and approximately 136,130 and 35,100 shares issuable upon exercise of options were not included in computing earnings per common share for the six months ended June 30, 2014 and 2013, respectively, because they were anti-dilutive.

NOTE 7: Employee Benefit Plan

The Bank has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$191	$194	$382	$388
Interest cost	113	107	226	213
Expected return on plan assets	(208)	(187)	(416)	(374)
Amortization of prior service cost	(17)	(17)	(34)	(34)
Amortization of net loss	8	31	16	61
Net periodic benefit cost	$87	$128	$174	$254

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2014 and December 31, 2013, the Corporation's entire investment securities portfolio was valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors' sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS) and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

Loans held for sale. Fair value of the Corporation's loans held for sale (LHFS) is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. The Corporation's portfolio of LHFS is classified as Level 2.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	June 30, 2014
(Dollars in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$28,902	$—	$28,902
Mortgage-backed securities	—	57,752	—	57,752
Obligations of states and political subdivisions	—	130,654	—	130,654
Total securities available for sale	—	217,308	—	217,308
Loans held for sale	—	33,603	—	33,603
Interest rate lock commitments included in other assets	—	950	—	950
Total assets measured at fair value on a recurring basis	$—	$251,861	$—	$251,861

Liabilities:
Derivative liability - cash flow hedges	$—	$245	$—	$245

	December 31, 2013
(Dollars in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,000	$—	$10,000
U.S. government agencies and corporations		29,950		29,950
Mortgage-backed securities	—	50,863	—	50,863
Obligations of states and political subdivisions	—	127,139	—	127,139
Preferred stock	—	158	—	158
Total securities available for sale	—	218,110	—	218,110
Loans held for sale	—	35,879	—	35,879
Interest rate lock commitments included in other assets	—	511	—	511
Forward sales commitments included in other assets	—	22	—	22
Total assets	$—	$254,522	$—	$254,522

Liabilities:
Derivative liability - cash flow hedges	$—	$331	$—	$331

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	June 30, 2014
	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans, net	$—	$—	$2,583	$2,583
Other real estate owned, net	—	—	817	817
Total	$—	$—	$3,400	$3,400

	December 31, 2013
	Fair Value Measurements Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans, net	$—	$—	$3,646	$3,646
Other real estate owned, net	—	—	2,769	2,769
Total	$—	$—	$6,415	$6,415

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of June 30, 2014:

	Fair Value Measurements at June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$2,583	Appraisals	Discount for current market conditions and estimated selling costs	0%-50%
Other real estate owned, net	$817	Appraisals	Discount for current market conditions and estimated selling costs	0%-25%
Total	$3,400

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of June 30, 2014 and December 31, 2013.

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

		Fair Value Measurements at June 30, 2014 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$182,354	$182,354	$—	$—	$182,354
Securities available for sale	217,308	—	217,308	—	217,308
Restricted stocks	3,690	3,690	—	—	3,690
Loans, net	791,170	—	—	806,770	806,770
Loans held for sale	33,603	—	33,603	—	33,603
Accrued interest receivable	6,255	6,255	—	—	6,255
BOLI	14,176	—	14,176	—	14,176
Derivative asset	950	—	950	—	950
Financial liabilities:
Demand deposits	$659,964	$659,964	$—	$—	$659,964
Time deposits	379,788	—	382,934	—	382,934
Borrowings	169,608	—	162,368	—	162,368
Derivative liability	245	—	245	—	245
Accrued interest payable	807	807	—	—	807

		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$148,139	$148,139	$—	$—	$148,139
Securities available for sale	218,110	—	218,110	—	218,110
Restricted stocks	4,336	4,336	—	—	4,336
Loans, net	785,532	—	—	800,488	800,488
Loans held for sale	35,879	—	35,879	—	35,879
Accrued interest receivable	6,360	6,360	—	—	6,360
BOLI	13,988	—	13,988	—	13,988
Derivative asset	533	—	533	—	533
Financial liabilities:
Demand deposits	$608,409	$608,409	$—	$—	$608,409
Time deposits	399,883	—	403,291	—	403,291
Borrowings	169,835	—	162,194	—	162,194
Derivative liability	331		331		331
Accrued interest payable	843	843	—	—	843

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

	Three Months Ended June 30, 2014
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,919	$333	$11,684	$—	$(1,224)	$21,712
Gains on sales of loans	—	1,647	—	—	—	1,647
Other noninterest income	2,283	733	261	342	—	3,619
Total operating income	13,202	2,713	11,945	342	(1,224)	26,978

Expenses:
Interest expense	1,495	50	1,585	235	(1,224)	2,141
Provision for loan losses	—	15	3,250	—	—	3,265
Salaries and employee benefits	5,589	1,138	2,107	231	—	9,065
Other noninterest expenses	4,621	1,136	1,218	216	—	7,191
Total operating expenses	11,705	2,339	8,160	682	(1,224)	21,662
Income (loss) before income taxes	1,497	374	3,785	(340)	—	5,316
Provision for (benefit from) income taxes	76	150	1,476	(128)	—	1,574
Net income (loss)	$1,421	$224	$2,309	$(212)	$—	$3,742
Total assets	$1,184,486	$48,755	$284,905	$3,606	$(174,261)	$1,347,491
Goodwill	$5,907	$—	$10,723	$—	$—	$16,630
Capital expenditures	$680	$7	$79	$—	$—	$766

	Three Months Ended June 30, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$7,783	$416	$12,320	$1	$(1,290)	$19,230
Gains on sales of loans	—	3,577	—	—	—	3,577
Other noninterest income	1,689	1,086	276	335	—	3,386
Total operating income	9,472	5,079	12,596	336	(1,290)	26,193

Expenses:
Interest expense	1,473	81	1,628	190	(1,290)	2,082
Provision for loan losses	600	30	2,490	—	—	3,120
Salaries and employee benefits	4,067	2,009	1,944	209	—	8,229
Other noninterest expenses	3,228	1,315	1,060	716	—	6,319
Total operating expenses	9,368	3,435	7,122	1,115	(1,290)	19,750
Income (loss) before income taxes	104	1,644	5,474	(779)	—	6,443
Provision for (benefit from) income taxes	(395)	658	2,135	(133)	—	2,265
Net income (loss)	$499	$986	$3,339	$(646)	$—	$4,178
Total assets	$843,917	$75,448	$286,514	$4,054	$(217,252)	$992,681
Goodwill	$—	$—	$10,723	$—	$—	$10,723
Capital expenditures	$527	$30	$22	$—	$—	$579

	Six Months Ended June 30, 2014
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$21,687	$631	$23,122	$—	$(2,434)	$43,006
Gains on sales of loans	—	2,837	—	—	—	2,837
Other noninterest income	4,508	1,488	562	683	—	7,241
Total operating income	26,195	4,956	23,684	683	(2,434)	53,084

Expenses:
Interest expense	3,070	94	3,159	472	(2,434)	4,361
Provision for loan losses	—	30	6,745	—	—	6,775
Salaries and employee benefits	11,439	2,099	4,254	432	—	18,224
Other noninterest expenses	9,299	2,334	2,302	451	—	14,386
Total operating expenses	23,808	4,557	16,460	1,355	(2,434)	43,746
Income (loss) before income taxes	2,387	399	7,224	(672)	—	9,338
Provision for (benefit from) income taxes	(19)	160	2,817	(255)	—	2,703
Net income (loss)	$2,406	$239	$4,407	$(417)	$—	$6,635
Total assets	$1,184,486	$48,755	$284,905	$3,606	$(174,261)	$1,347,491
Goodwill	$5,907	$—	$10,723	$—	$—	$16,630
Capital expenditures	$1,148	$41	$84	$1	$—	$1,274

	Six Months Ended June 30, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$15,599	$843	$24,492	$1	$(2,582)	$38,353
Gains on sales of loans	—	5,278	—	—	—	5,278
Other noninterest income	3,400	2,164	574	645	—	6,783
Total operating income	18,999	8,285	25,066	646	(2,582)	50,414

Expenses:
Interest expense	3,017	173	3,244	378	(2,582)	4,230
Provision for loan losses	1,000	60	5,240	—	—	6,300
Salaries and employee benefits	8,209	2,754	3,934	401	—	15,298
Other noninterest expenses	6,253	2,744	2,174	1,108	—	12,279
Total operating expenses	18,479	5,731	14,592	1,887	(2,582)	38,107
Income (loss) before income taxes	520	2,554	10,474	(1,241)	—	12,307
Provision for (benefit from) income taxes	(675)	1,022	4,085	(309)	—	4,123
Net income (loss)	$1,195	$1,532	$6,389	$(932)	$—	$8,184
Total assets	$843,917	$75,448	$286,514	$4,054	$(217,252)	$992,681
Goodwill	$—	$—	$10,723	$—	$—	$10,723
Capital expenditures	$1,732	$131	$41	$2	$—	$1,906

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to purchase loan contracts by means of a variable rate line of credit that carries interest at one-month LIBOR plus 200-225 basis points and fixed rate loans that carry interest rates ranging from 3.8 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 10: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At June 30, 2014, the Corporation had derivative financial instruments with a notional value of $104.30 million. The fair value of these derivative instruments at June 30, 2014 was $950,000, which was included in other assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance, beginning of period	$2,461	$2,082	$2,415	$2,092
Provision for indemnification losses	63	150	109	375
Payments	(450)	—	(450)	(235)
Allowance, end of period	$2,074	$2,232	$2,074	$2,232

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

The cash flow hedges total notional amount is $10.00 million. At June 30, 2014, the cash flow hedges had a fair value of ($245,000), which is recorded in other liabilities. The cash flow hedges were fully effective at June 30, 2014 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
FDIC insurance expense	$228	$152	$613	$324
Data processing fees	957	651	1,952	1,317
Loan and OREO expenses	28	218	84	440
Amortization of core deposit intangible	305	—	624	—
Telecommunication expenses	405	304	753	592
Professional fees	522	419	1,192	960
Travel and educational expenses	273	251	555	503
Marketing and advertising expenses	426	240	595	440
Acquisition transaction costs	69	581	309	782
All other noninterest expenses	1,795	1,733	3,394	3,383
Total other noninterest expenses	$5,008	$4,549	$10,071	$8,741

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future profitability and financial performance, liquidity, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs and expected future charge-off activity, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, the effect of future market and industry trends, levels of noninterest income and expense, interest rates and yields, competitive trends in the Corporation's businesses and markets, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve including quantitative easing programs, capital requirements and the effect on the Corporation's capital resources of the Corporation's share repurchase program, growth strategy including the outcome of the recent business combination and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as the current volatility in yields on U.S. Treasury bonds and mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

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

Subsequent to acquisition, we evaluate on a quarterly basis our estimate of cash flows expected to be collected. In the current economic environment, estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount. The Corporation's PCI loans currently consist of loans acquired in connection with the acquisition of CVBK. PCI loans that were classified as nonperforming loans by CVBK are no longer classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

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

 OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (ROA), (ii) return on average common equity (ROE), and (iii) growth in earnings. In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: retail banking, mortgage banking, and consumer finance. We also actively manage our capital through growth, dividends and stock repurchases, while considering the need to maintain a strong regulatory capital position.

On October 1, 2013, the Corporation acquired all of the outstanding common stock of CVBK. On March 22, 2014, CVBK was merged with and into C&F Financial Corporation and CVB was merged with and into C&F Bank. The Corporation's financial position and results of operations as of and for the three and six months ended June 30, 2014 and its financial position as of December 31, 2013 include the financial position and results of operations acquired in connection with the Corporation's purchase of CVBK and CVB.

For more information on this acquisition, see Part I, Item I, "Financial Statements" in this Quarterly Report on Form 10-Q under the heading "Note 2: Business Combinations."

Financial Performance Measures

Net income for the Corporation was $3.7 million, or $1.09 per common share assuming dilution, for the three months ended June 30, 2014, compared with $4.2 million, or $1.22 per common share assuming dilution, for the three months ended June 30, 2013. Net income for the Corporation was $6.6 million, or $1.91 per common share assuming dilution, for the six months ended June 30, 2014, compared with $8.2 million, or $2.41 per common share assuming dilution, for the six months ended June 30, 2013. The declines in net income for the second quarter and first half of 2014, compared to the same periods of 2013, were attributable to lower earnings at the Mortgage Banking and the Consumer Finance segments, offset in part by an increase in earnings at the Retail Banking segment. At the Mortgage Banking segment, mortgage interest rate increases since May of last year led to significantly reduced refinance activity and slower than expected residential real estate purchases, which has translated into weaker mortgage loan volume and correspondingly lower income from gains on sales of loans and ancillary mortgage lending fees. Loan production in the Corporation's Mortgage Banking segment was also affected by inclement winter weather conditions, low resale and new housing inventories and loan officer turnover. At the Consumer Finance segment, higher net charge-offs attributable to the continued difficult economic environment for this segment's customers resulted in a higher provision for loan losses during the second quarter and first half of 2014, compared to the same periods of 2013. In addition, the average balance and yield on the Consumer Finance segment's loan portfolio have declined as a result of increased competition and loan pricing strategies that competitors have used to grow market share in auto financing. The Retail Banking segment, which reported an increase in earnings during the second quarter and first six months of 2014, compared to the same periods in 2013, benefited from (1) accounting adjustments associated with the acquisition of CVB, (2) the effects of the continued low interest rate environment on the cost of deposits, (3) a decline in the provision for loan losses as a result of improvement in asset quality and (4) a decline in expenses associated with foreclosed properties as a result of the sale of a majority of these properties since June 30, 2013.

The Corporation’s ROE and ROA were 12.74 percent and 1.13 percent, respectively, on an annualized basis for the second quarter of 2014, compared with 15.65 percent and 1.69 percent, respectively, for the second quarter of 2013. For the first six months of 2014, on an annualized basis, the Corporation’s ROE and ROA were 11.37 percent and 1.00 percent, respectively, compared with 15.55 percent and 1.66 percent, respectively, for the first six months of 2013. Both ROE and ROA for the second quarter and first half of 2014 were unfavorably affected by lower net income during 2014, compared to the same periods of 2013. The decline in ROE was further affected by internal capital growth of 12.7 percent since June 30, 2013 resulting from earnings and stock option exercises. The decline in ROA was further affected by asset growth of 35.7 percent since June 30, 2013 primarily resulting from the acquisition of CVBK on October 1, 2013.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $1.4 million for the second quarter of 2014, compared to net income of $499,000 for the second quarter of 2013. For the first six months of 2014, C&F Bank reported net income of $2.4 million, compared to net income of $1.2 million for the first six months of 2013. Net income of the Retail Banking segment during 2014 includes the results of operations acquired in connection with the Corporation's purchase of CVB on October 1, 2013. The results of both the second quarter and first half of 2014 for the Retail Banking segment were significantly affected by fair market value accounting adjustments resulting from the CVB acquisition. Accordingly, yields on loans and investments acquired from CVB increased and the cost of certificates of deposits assumed from CVB decreased, the benefits of which were partially offset by the amortization of the core deposit intangible and higher depreciation associated with the write-up of certain buildings recognized in the acquisition of CVB. The net accretion attributable to these adjustments was $554,000 and $1.1 million, net of taxes ($852,000 and $1.7 million prior to taxes, respectively) during the second quarter and first half of 2014, respectively.

The improvement in net income of the Retail Banking segment for the second quarter and first six months of 2014, compared to the same periods of 2013, also resulted from (1) the effects of the continued low interest rate environment on the cost of deposits, (2) improvement in loan credit quality resulting in a $600,000 and $1.0 million decrease in the loan loss provision for the second quarter and first half of 2014, respectively, and (3) a significant decline in OREO resulting in lower holding costs and loss provisions. Partially offsetting these positive factors were the negative effects of the following: (1) higher personnel costs associated with increased staff levels and support positions associated with the addition of seven branches through the acquisition of CVB and the addition of commercial loan personnel focused on growing the segment’s commercial and small business loan portfolios, (2) one-time transaction expenses associated with the merger of CVB into C&F Bank, (3) depreciation of information technology equipment purchased to upgrade CVB's systems and equipment to conform to C&F Bank’s technology infrastructure, and (4) higher operating expenses resulting from the effects of combining CVB's operations into the Bank's.

The Bank’s nonperforming assets were $5.3 million at June 30, 2014, compared to $7.2 million at December 31, 2013. Nonperforming assets at June 30, 2014 included $4.5 million in total nonaccrual loans, compared to $4.4 million at December 31, 2013, and $817,000 in OREO, compared to $2.8 million at December 31, 2013. Troubled debt restructurings were $5.7 million at June 30, 2014, compared to $5.6 million at December 31, 2013, of which $2.5 million and $2.6 million at June 30, 2014 and at December 31, 2013, respectively, were included in nonaccrual loans. The decline in OREO during the first six months of 2014 resulted from sales of properties that had a total carrying value of $2.4 million at December 31, 2013.

Mortgage Banking: The Mortgage Banking segment reported net income of $224,000 for the second quarter of 2014, compared to net income of $986,000 for the second quarter of 2013. For the first six months of 2014, C&F Mortgage reported net income of $239,000, compared to $1.5 million for the first half of 2013. The entire mortgage industry, including the Corporation's Mortgage Banking segment, is experiencing significantly reduced refinancing activity and lower-than-anticipated purchase activity, which has translated into weaker mortgage loan volume and correspondingly lower income from gains on sales of loans and ancillary mortgage lending fees. Loan originations at the Corporation's Mortgage Banking segment declined 40.54 percent and 44.27 percent during the second quarter and first half of 2014, respectively, compared to the same periods in 2013, which management believes is in line or lower than industry declines. During the second quarter of 2014, the amount of loan originations for refinancings and new and resale home purchases were $17.7 million and $108.4 million, respectively, compared to $72.1 million and $139.9 million, respectively during the second quarter of 2013. During the first half of 2014, the amount of loan originations for refinancings and new and resale home purchases were $30.5 million and $187.0 million, respectively, compared to $154.1 million and $236.1 million, respectively during the first half of 2013. Partially offsetting the negative effects of these production declines was a decline in production-based compensation.

If conditions influencing the mortgage banking environment, such as interest rates and housing inventories, do not improve, C&F Mortgage may experience a continuation of lower loan demand, particularly for mortgage refinancings, which could negatively affect earnings of the mortgage banking segment in future periods.

Consumer Finance: The Consumer Finance segment reported net income of $2.3 million for the second quarter of 2014, compared to net income of $3.3 million for the second quarter of 2013. For the first six months of 2014, C&F Finance reported net income of $4.4 million, compared to net income of $6.4 million for the first six months of 2013.  Average loans outstanding during the second quarter and first half of 2014 declined $2.0 million and $2.8 million, respectively, compared to the same periods in 2013. This decline in the average consumer finance loan portfolio, coupled with a 75 basis point and a 77 basis point decline in average yield on the portfolio for the second quarter and first half of 2014, respectively, resulted in a $593,000 decline and a $1.3 million decline in net interest income during the second quarter and first half of 2014, respectively. The average balance and yield on the Consumer Finance segment's loan portfolio have declined as a result of increased competition and loan pricing strategies that competitors have used to grow market share.

The results of the Consumer Finance segment also included a $760,000 and a $1.5 million increase in the provision for loan losses during the second quarter and first half of 2014, compared to the same periods in 2013. The net charge-off ratio has remained higher through the first half of 2014, compared to the first half of 2013, as a result of the continued difficult economic environment. In particular, unemployment rates among the segment's target customers remain higher than historical levels. The increase in the provision for loan losses during the first half of 2014 and the lack of significant portfolio growth since December 31, 2013 resulted in an increase in the ratio of the allowance for loan losses to total loans to 8.34 percent at June 30, 2014 from 8.32 percent at December 31, 2013 and from 7.97 percent at June 30, 2013. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the consumer finance loan portfolio. However, if the current economic environment continues to contribute to an elevated level of charge-offs, a higher provision for loan losses may be required in future periods.

Capital Management. Total shareholders' equity was $119.2 million at June 30, 2014, compared to $112.9 million at December 31, 2013. Capital growth resulted from earnings for the first half of 2014 and an increase in unrealized holding gains on securities available for sale, which are a component of accumulated other comprehensive income. These increases were offset in part by dividends declared of 30 cents and 59 cents per share during the second quarter and first half of 2014, respectively. The second quarter dividend was paid on July 1, 2014 and equated to a payout ratio of 27.3 percent of second quarter net income.

Further affecting capital during 2014 was the Corporation's repurchase from the United States Department of the Treasury (Treasury) of a warrant to purchase 167,504 shares of the Corporation's common stock at an exercise price of $17.91 per share (Warrant). The Warrant was issued to Treasury in January 2009 in connection with the Corporation's participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program. The Corporation paid an aggregate purchase price of $2.3 million for the repurchase of the Warrant, which has been cancelled. The repurchase price was based on the fair market value of the Warrant as agreed upon by the Corporation and Treasury. With the repurchase of the Warrant, the Corporation has completely exited the TARP Capital Purchase Program.

During the second quarter of 2014, the Board of Directors of the Corporation authorized a share repurchase program to purchase up to $5.0 million of the Corporation's common stock. No repurchases were made under this repurchase program during the second quarter of 2014.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2014 and 2013. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$94,726	$643	2.72%	$30,520	$137	1.80%
Tax-exempt	117,841	1,674	5.68	115,034	1,722	5.99
Total securities	212,567	2,317	4.36	145,554	1,859	5.11
Loans, net	850,513	19,860	9.37	720,237	17,929	9.98
Interest-bearing deposits in other banks and federal funds sold	166,908	115	0.28	62,655	37	0.24
Total earning assets	1,229,988	22,292	7.27	928,446	19,825	8.56
Allowance for loan losses	(34,874)			(34,238)
Total non-earning assets	131,395			95,019
Total assets	$1,326,509			$989,227
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$186,874	$108	0.23%	$126,428	$95	0.30%
Money market deposit accounts	177,726	120	0.27	118,729	80	0.27
Savings accounts	98,678	20	0.08	50,059	11	0.09
Certificates of deposit, $100 or more	148,884	317	0.85	123,932	354	1.15
Other certificates of deposit	237,978	463	0.78	158,748	468	1.18
Total time and savings deposits	850,140	1,028	0.48	577,896	1,008	0.70
Borrowings	170,385	1,113	2.59	165,985	1,074	2.56
Total interest-bearing liabilities	1,020,525	2,141	0.84	743,881	2,082	1.11
Demand deposits	168,716			113,162
Other liabilities	19,800			25,379
Total liabilities	1,209,041			882,422
Shareholders’ equity	117,468			106,805
Total liabilities and shareholders’ equity	$1,326,509			$989,227
Net interest income		$20,151			$17,743
Interest rate spread			6.43%			7.45%
Interest expense to average earning assets (annualized)			0.69%			0.89%
Net interest margin (annualized)			6.58%			7.67%

	Six Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$94,187	$1,262	2.68%	$31,526	$277	1.76%
Tax-exempt	117,967	3,382	5.73	115,206	3,452	5.99
Total securities	212,154	4,644	4.38	146,732	3,729	5.08
Loans, net	847,421	39,336	9.36	724,816	35,758	9.95
Interest-bearing deposits in other banks and Federal funds sold	165,158	196	0.24	51,903	60	0.23
Total earning assets	1,224,733	44,176	7.27	923,451	39,547	8.63
Allowance for loan losses	(34,849)			(35,013)
Total non-earning assets	132,927			95,316
Total assets	$1,322,811			$983,754
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$184,388	$236	0.26%	$129,800	$221	0.34%
Money market deposit accounts	176,408	240	0.27	115,701	163	0.28
Savings accounts	97,936	44	0.09	49,316	21	0.09
Certificates of deposit, $100 or more	150,521	670	0.90	125,181	729	1.17
Other certificates of deposit	241,465	951	0.79	159,114	953	1.21
Total time and savings deposits	850,718	2,141	0.51	579,112	2,087	0.73
Borrowings	170,635	2,220	2.59	164,990	2,143	2.59
Total interest-bearing liabilities	1,021,353	4,361	0.86	744,102	4,230	1.14
Demand deposits	163,688			109,023
Other liabilities	21,085			25,397
Total liabilities	1,206,126			878,522
Shareholders’ equity	116,685			105,232
Total liabilities and shareholders’ equity	$1,322,811			$983,754
Net interest income		$39,815			$35,317
Interest rate spread			6.41%			7.49%
Interest expense to average earning assets (annualized)			0.71%			0.92%
Net interest margin (annualized)			6.56%			7.71%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2014 from 2013
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(6,114)	$8,045	$1,931
Securities:
Taxable	98	408	506
Tax-exempt	(261)	213	(48)
Interest-bearing deposits in other banks and federal funds sold	7	71	78
Total interest income	(6,270)	8,737	2,467

Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(113)	126	13
Money market deposit accounts	—	40	40
Savings accounts	(7)	16	9
Certificates of deposit, $100 or more	(343)	306	(37)
Other certificates of deposit	(758)	753	(5)
Total time and savings deposits	(1,221)	1,241	20
Borrowings (including trust preferred capital notes)	11	28	39
Total interest expense	(1,210)	1,269	59
Change in net interest income	$(5,060)	$7,468	$2,408

	Six Months Ended June 30, 2014 from 2013
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(5,401)	$8,979	$3,578
Securities:
Taxable	205	780	985
Tax-exempt	(257)	187	(70)
Interest-bearing deposits in other banks and Federal funds sold	3	133	136
Total interest income	(5,450)	10,079	4,629

Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(130)	145	15
Money market deposit accounts	(12)	89	77
Savings accounts	—	23	23
Certificates of deposit, $100 or more	(349)	290	(59)
Other certificates of deposit	(796)	794	(2)
Total time and savings deposits	(1,287)	1,341	54
Borrowings (including Trust preferred capital notes)	—	77	77
Total interest expense	(1,287)	1,418	131
Change in net interest income	$(4,163)	$8,661	$4,498

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2014 was $20.2 million, compared to $17.7 million for the three months ended June 30, 2013. Net interest income, on a taxable-equivalent basis, for the first half of 2014 was $39.8 million, compared to $35.3 million for the first half of 2013. The increase in net interest income for the second quarter and first half of 2014, compared to the same periods of 2013, was a result of an increase in average earning assets resulting from the acquisition of CVBK on October 1, 2013, offset in part by a decrease in the net interest margin. Net interest margin decreased 109 basis points to 6.58 percent for the second quarter of 2014, and decreased 115 basis points to 6.56 percent for the first half of 2014 relative to the same periods in 2013. The decreases in net interest margin during 2014 can be attributed to a decrease in the yield on interest-earning assets offset in part by decreases in the cost of interest-bearing liabilities and an increase in demand deposits that pay no interest. The decreases in yield on interest-earning assets were primarily attributable to large increases in interest-bearing deposits in other banks and federal funds sold, which category of earning assets provides the lowest yield of all categories of earning assets, and decreases in the yields on the investment and loan portfolios for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The decreases in the cost of interest bearing liabilities is a result of the sustained low interest rate environment, the repricing of higher-rate certificates of deposit as they mature to lower rates, and a shift in the mix of deposits from higher cost interest-bearing deposits to lower cost deposits, including non-interest-bearing demand deposits and low-cost interest-bearing demand deposits, money market deposits and savings accounts.

Average loans, which includes both loans held for investment and loans held for sale, increased $130.3 million to $850.5 million for the second quarter of 2014, compared to the same period of 2013. Average loans increased $122.6 million to $847.4 million for the first half of 2014. In total, average loans held for investment increased $148.6 million during the second quarter of 2014 and $144.8 million during the first half of 2014, compared to the same periods of 2013. Average loans in the Retail Banking segment increased $150.6 million and $147.6 million for the second quarter and first half of 2014, compared to the same periods of 2013, primarily as a result of the acquisition of CVBK on October 1, 2013. This increase was offset in part by a $2.0 million and a $2.8 million decrease in the Consumer Finance segment's average loan portfolio for the second quarter and first half of 2014, which declined as a result of increased competition. The Mortgage Banking segment's average portfolio of loans held for sale decreased $18.3 million and $22.2 million during the second quarter and first half of 2014, compared to the same periods of 2013. The decline in demand for mortgage loans and refinancing activity during the second quarter and first half of 2014 resulted in an $85.9 million and $172.7 million decrease in loan originations, respectively, when compared to the same periods of 2013.

The overall yield on average loans decreased 61 basis points to 9.37 percent for the second quarter of 2014 and 59 basis point to 9.36 percent for the first half of 2014, when compared to the same periods of 2013. These declines include a 75 basis point and a 77 basis point declines in the average yield on the Consumer Finance segment's loan portfolio for the second quarter and first half of 2014, respectively, as a result of aggressive pricing strategies by competitive lenders that lowered rates on newly-originated loans during the second half of 2013 and the first half of 2014. Further contributing to the decline in overall loan yield is the reduction in concentration of the Consumer Finance segment loans, which is the highest yielding component of total loans, as a percentage of total loans held for investment. The Consumer Finance segment loan portfolio comprised 34 percent of average loans held for investment during the second quarter and first half of 2014, compared to 42 percent during the same periods of 2013. Partially offsetting these factors in the second quarter and first half of 2014 was $766,000 and $1.5 million, respectively, of accretion related to the fair value adjustments to CVB's loan portfolio, which contributed approximately 37 basis points and 18 basis points to the yield on loans and 24 basis points and 12 basis points to the yield on interest earnings assets and the net interest margin for the second quarter of 2014 and first half of 2014, respectively.

Average securities available for sale increased $67.0 million for the second quarter of 2014 and $65.4 million for the second half of 2014, compared to the same periods of 2013. These increases occurred primarily in mortgage-backed securities, which were acquired in connection with the acquisition of CVBK. The average yield on the available-for-sale securities portfolio declined 75 basis points and 70 basis points for the second quarter and first half of 2014, compared to the same periods of 2013. The lower yield on the securities portfolio resulted from a shift in the mix of the securities portfolio from 79 percent concentration in higher-yielding tax-exempt securities for the second quarter and first half of 2013 to 55 and 56 percent concentration in tax-exempt securities for the second quarter and first half of 2014.

Average interest-bearing deposits in other banks and Federal funds sold increased $104.3 million and $113.3 million, respectively, for the second quarter and first half of 2014, compared to the same periods of 2013, primarily as a result of the acquisition of CVBK, which had excess liquidity as a result of the liquidation of a significant portion of its investment portfolio shortly after the date of acquisition. The average yield on these overnight funds increased four basis points during the second quarter of 2014 and increased one basis point during the first half of 2014, compared to the same periods of 2013.

Average interest-bearing time and savings deposits increased $272.2 million for the second quarter of 2014 and $271.6 million in the first half of 2014, compared to the same periods of 2013, primarily as a result of the acquisition of CVBK. However, the effect on interest expense of the higher volume of interest-bearing deposits was significantly offset by a 22 basis point decline for both the second quarter and first half of 2014 in the average cost of interest-bearing deposits, in particular on time deposits which continued to reprice at lower interest rates upon renewal, or were not renewed, as well as accretion of the fair value purchase adjustment on time deposits assumed in the CVB acquisition, which approximated $296,000 and $563,000 for the second quarter and first six months of 2014.

Average borrowings increased $4.4 million and $5.6 million during the second quarter and first half of 2014, compared to the same periods of 2013. These increases were primarily due to the assumption of trust preferred capital notes in connection with the acquisition of CVBK, which had an average carrying value of $4.5 million during both the second quarter and first half of 2014. In addition, average retail repurchase agreements increased on average by $1.1 million during the first half of 2014. The cost of borrowings remained relatively constant during the second quarter and first half of 2014, compared to the same periods of 2013.

It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities, which are approaching their interest rate floors. The Retail Banking segment's net interest margin will benefit in future periods from the net accretion associated with the fair value adjustments to the loans, securities, deposits and borrowings purchased in the CVBK acquisition. If conditions influencing the mortgage banking environment do not improve, the Mortgage Banking segment may experience a continuation of lower loan demand, particularly for refinancings, which could reduce interest income on loans originated for sale, further contributing to a deterioration in net interest margin. The net interest margin at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that competitors may use to grow market share in automobile financing and by economic conditions that are negatively affecting borrowers and could increase default rates on the segment's loans. Increased competition may result in (1) lower yields as the Consumer Finance segment responds to competitive pricing pressures and (2) fewer purchases of automobile retail installment sales contracts.

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended June 30, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$1,647	$—	$—	$1,647
Service charges on deposit accounts	1,116	—	—	—	1,116
Other service charges and fees	1,049	611	3	(48)	1,615
Gains on calls of available for sale securities	3	—	—	—	3
Other income	115	122	258	390	885
Total noninterest income	$2,283	$2,380	$261	$342	$5,266

(Dollars in thousands)	Three Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$3,577	$—	$—	$3,577
Service charges on deposit accounts	996	—	—	—	996
Other service charges and fees	677	758	2	35	1,472
Gains on calls of available for sale securities	4	—	—	—	4
Other income	12	328	274	300	914
Total noninterest income	$1,689	$4,663	$276	$335	$6,963

(Dollars in thousands)	Six Months Ended June 30, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$2,837	$—	$—	$2,837
Service charges on deposit accounts	2,178	—	—	—	2,178
Other service charges and fees	1,902	1,070	7	17	2,996
Gains on calls of available for sale securities	3	—	—	—	3
Other income	425	418	555	666	2,064
Total noninterest income	$4,508	$4,325	$562	$683	$10,078

(Dollars in thousands)	Six Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$5,278	$—	$—	$5,278
Service charges on deposit accounts	1,920	—	—	—	1,920
Other service charges and fees	1,321	1,573	4	78	2,976
Gains on calls of available for sale securities	6	—	—	—	6
Other income	153	591	570	567	1,881
Total noninterest income	$3,400	$7,442	$574	$645	$12,061

Total noninterest income decreased $1.7 million, or 24.37 percent, in the second quarter of 2014 and decreased $2.0 million, or 16.44 percent, in the first half of 2014, compared to the same periods in 2013. Declines of $2.3 million and $3.1 million in noninterest income for the second quarter and first half of 2014, respectively, compared to the same periods of 2013, occurred at the Mortgage Banking segment where gains on sales of loans and ancillary loan origination fees were negatively affected by higher mortgage interest rates and low housing inventories, which caused a 40.54 percent decline and a 44.27 percent decline in the Mortgage Banking segment's loan origination volume during the second quarter and first half of 2014, compared to the same periods of 2013. The declines in noninterest income at the Mortgage Banking segment were partially offset by increases of $594,000 and $1.1 million for the second quarter and first half of 2014, respectively, compared to the same periods of 2013, at the Retail Banking segment, which resulted from the acquisition of CVB on October 1, 2013 and the contribution of CVB's operations to noninterest income generated by the Retail Banking segment.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended June 30, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$5,589	$1,138	$2,107	$231	$9,065
Occupancy expenses	1,544	433	205	1	2,183
Other expenses:
OREO expenses (income)	(10)	—	—	—	(10)
Provision for indemnification losses	—	63	—	—	63
Other expenses	3,087	640	1,013	215	4,955
Total other expenses	3,077	703	1,013	215	5,008
Total noninterest expenses	$10,210	$2,274	$3,325	$447	$16,256

(Dollars in thousands)	Three Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$4,067	$2,009	$1,944	$209	$8,229
Occupancy expenses	1,091	465	208	6	1,770
Other expenses:
OREO expenses	332	—	—	—	332
Provision for indemnification losses	—	150	—	—	150
Other expenses	1,805	700	852	710	4,067
Total other expenses	2,137	850	852	710	4,549
Total noninterest expenses	$7,295	$3,324	$3,004	$925	$14,548

(Dollars in thousands)	Six Months Ended June 30, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$11,439	$2,099	$4,254	$432	$18,224
Occupancy expenses	3,031	897	385	2	4,315
Other expenses:
OREO expenses (income)	(78)	—	—	—	(78)
Provision for indemnification losses	—	109	—	—	109
Other expenses	6,346	1,328	1,917	449	10,040
Total other expenses	6,268	1,437	1,917	449	10,071
Total noninterest expenses	$20,738	$4,433	$6,556	$883	$32,610

(Dollars in thousands)	Six Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$8,209	$2,754	$3,934	$401	$15,298
Occupancy expenses	2,177	944	410	7	3,538
Other expenses:
OREO expenses	384	—	—	—	384
Provision for indemnification losses	—	375	—	—	375
Other expenses	3,692	1,425	1,764	1,101	7,982
Total other expenses	4,076	1,800	1,764	1,101	8,741
Total noninterest expenses	$14,462	$5,498	$6,108	$1,509	$27,577

Total noninterest expenses increased $1.7 million, or 11.74 percent, in the second quarter of 2014 and increased $5.0 million, or 18.25 percent, in the first half of 2014, compared to the same periods in 2013. Noninterest expenses increased at the Retail Banking segment primarily as a result of the acquisition of CVB and the expenses associated with the operation of seven additional branches and the servicing of acquired deposits. Further increases resulted from higher personnel costs during the second quarter and first half of 2014 at (1) the Retail Banking segment due to increased staffing in the branch network to support customer service initiatives and the addition of new personnel dedicated to growing C&F Bank's commercial and small business loan portfolio and (2) at the Consumer Finance segment due to an increase in the number of personnel to support expansion into new markets. These increases were partially offset at the Mortgage Banking segment by lower (1) production-based compensation, (2) loan processing expenses and (3) provision for indemnification losses in connection with loans sold to investors; at the Retail Banking segment by lower foreclosed properties expenses as a result of the sale of a majority of these properties since the second quarter of 2013. Additionally, the Corporation recognized $581,000 in transaction costs during the first half of 2013 associated with the acquisition of CVBK.

Income Taxes

Income tax expense for the second quarter of 2014 totaled $1.6 million, resulting in an effective tax rate of 29.6 percent, compared to $2.3 million and 35.2 percent for the second quarter of 2013. Income tax expense for the first half of 2014 totaled $2.7 million, resulting in an effective tax rate of 28.9 percent, compared to $4.1 million and 33.5 percent for the first half of 2013. The decline in the effective tax rate during the second quarter and first half of 2014 compared to the same periods of 2013 was a result of higher earnings at the Retail Banking segment, which generates significant tax-exempt income on securities issued by states and political subdivisions and is exempt from state income taxes.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance.

The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Allowance, beginning of period	$34,908	$33,921
Provision for loan losses:
Retail Banking segment	—	600
Mortgage Banking segment	15	30
Consumer Finance segment	3,250	2,490
Total provision for loan losses	3,265	3,120
Loans charged off:
Real estate—residential mortgage	6	2
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	174	136
Equity lines	47	—
Consumer	42	44
Consumer finance	3,610	2,968
Total loans charged off	3,879	3,150
Recoveries of loans previously charged off:
Real estate—residential mortgage	15	7
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	12	52
Equity lines	—	—
Consumer	24	32
Consumer finance	913	787
Total recoveries	964	878
Net loans charged off	2,915	2,272
Allowance, end of period	$35,258	$34,769
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.16%	0.09%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.85%	3.09%

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Allowance, beginning of period	$34,852	$35,907
Provision for loan losses:
Retail Banking segment	—	1,000
Mortgage Banking segment	30	60
Consumer Finance segment	6,745	5,240
Total provision for loan losses	6,775	6,300
Loans charged off:
Real estate—residential mortgage	79	475
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	174	2,270
Equity lines	47	37
Consumer	147	228
Consumer finance	8,098	6,361
Total loans charged off	8,545	9,371
Recoveries of loans previously charged off:
Real estate—residential mortgage	24	86
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	47	60
Equity lines	—	27
Consumer	170	79
Consumer finance	1,935	1,681
Total recoveries	2,176	1,933
Net loans charged off	6,369	7,438
Allowance, end of period	$35,258	$34,769
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.08%	1.41%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	4.42%	3.33%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For the six months ended June 30, 2013, the annualized net charge-off ratio for the Retail Banking segment includes a $2.1 million charge-off for a single commercial lending relationship.

Table 6 discloses the allocation of the allowance for loan losses at June 30, 2014 and December 31, 2013.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	June 30, 2014	December 31, 2013
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,330	$2,355
Real estate—construction [1]	434	434
Commercial, financial and agricultural [2]	7,678	7,805
Equity lines	845	892
Consumer	296	273
Consumer finance	23,675	23,093
Total allowance for loan losses	$35,258	$34,852

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2014 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate—residential mortgage	$172,699	$1,975	$3,687	$2,153	$180,514
Real estate—construction [2]	4,844	87	2,649	—	7,580
Commercial, financial and agricultural [3]	254,851	8,149	30,470	2,076	295,546
Equity lines	48,644	775	949	209	50,577
Consumer	7,889	2	116	232	8,239
	$488,927	$10,988	$37,871	$4,670	$542,456

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$283,327	$646	$283,973

___________

[1]	At June 30, 2014, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVBK of $102.4 million pass rated, $2.8 million special mention, $14.1 million substandard and $641,000 substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses as of June 30, 2014 decreased $206,000 since December 31, 2013 as a result of net charge-offs during 2014 that were provided for in prior periods. Because of the improvement in loan credit quality during the first half of 2014 for the Retail Banking segment, there was no provision for loan losses during this period. The allowance for loan losses as a percentage of total loans, excluding purchased credit impaired loans, was 2.16 percent and 2.22 percent at June 30, 2014 and December 31, 2013, respectively. In addition, there was a $4.1 million decline in the Retail Banking segment's substandard loans. We believe that the current level of the allowance for loan losses at the Retail Banking segment is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment's allowance for loan losses increased by $582,000 since December 31, 2013 to $23.7 million at June 30, 2014, and its provision for loan losses increased $760,000 and $1.5 million for the second quarter and first half of 2014, respectively, compared to the same periods of 2013. The increase in the provision for loan losses during the first half of 2014 and the lack of significant loan portfolio growth since December 31, 2013 resulted in an increase in the ratio of the allowance for loan losses to total loans to 8.34 percent at June 30, 2014 from 8.32 percent at December 31, 2013. The increase in the provision for loan losses resulted from higher charge-offs throughout the first half of 2014, compared to the first half of 2013, attributable to the continued difficult economic environment. In particular, unemployment rates among the segment's target customers remain higher than historical levels. In addition, credit easing by the Consumer Finance segment's competitors is contributing to higher loan default rates in the industry. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if unemployment levels remain elevated or increase in the future or if the current economic environment continues to contribute to an increase in the segment's defaults, a higher provision for loan losses may become necessary.

Nonperforming Assets

Table 8 summarizes nonperforming assets at June 30, 2014 and December 31, 2013.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	June 30, 2014	December 31, 2013
Loans, excluding purchased loans	$419,629	$402,755
Purchased performing loans[1]	92,588	104,471
Purchased credit impaired loans[1]	27,457	32,520
Total loans	$539,674	$539,746

Nonaccrual loans[2]	$3,838	$3,740
Purchased performing-nonaccrual loans[3]	641	651
Total nonaccrual loans	4,479	4,391
OREO[4]	817	2,768
Total nonperforming assets[5]	$5,296	$7,159

Accruing loans past due for 90 days or more	$250	$75
Troubled debt restructurings (TDRs)[2]	$5,276	$5,217
Purchased performing TDRs[6]	$395	$403
Allowance for loan losses (ALL)	$11,060	$11,266
Nonperforming assets to total loans and OREO	0.98%	1.34%
ALL to total loans, excluding purchased credit impaired loans[7]	2.16%	2.22%
ALL to total nonaccrual loans	246.93%	256.57%

__________

1

The loans acquired from CVB are tracked in two separate categories - "purchased performing" and "purchased credit impaired." The fair market value adjustments for the purchased performing loans are $1.2 million at June 30, 2014 and $1.3 million at December 31, 2013 for interest and $4.3 million at June 30, 2014 and $5.2 million at December 31, 2013 for credit. The fair market value adjustments for the purchased credit impaired loans are $5.5 million at June 30, 2014 and $5.0 million at December 31, 2013 for interest and $9.6 million at June 30, 2014 and $11.5 million at December 31, 2013 for credit.

2	Nonaccrual loans include nonaccrual TDRs of $2.5 million at June 30, 2014 and $2.6 million at December 31, 2013.
3	Purchased performing-nonaccrual loans are presented net of fair market value interest and credit marks totaling $250,000 at June 30, 2014 and $488,000 at December 31, 2013.
4	OREO is recorded at its estimated fair market value less cost to sell.
5

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in Table 8.

6	Purchased performing TDRs are accruing and are presented net of fair market value interest and credit marks totaling $10,000 at June 30, 2014 and $11,000 at December 31, 2013.
7

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

Mortgage Banking Segment

(Dollars in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans	$191	$—
Total loans	$2,782	$2,914
ALL	$523	$493
Nonperforming loans to total loans	6.87%	—%
ALL to loans	18.8%	16.92%
ALL to nonaccrual loans	273.82%	—%

  Consumer Finance Segment

(Dollars in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans	$646	$1,187
Accruing loans past due for 90 days or more	$—	$—
Total loans	$283,973	$277,724
ALL	$23,675	$23,093
Nonaccrual consumer finance loans to total consumer finance loans	0.23%	0.43%
ALL to total consumer finance loans	8.34%	8.32%

Total nonperforming assets of the Retail Banking segment totaled $5.3 million at June 30, 2014, compared to $7.2 million at December 31, 2013, a 26.02 percent decline during the first half of 2014. The Retail Banking Segment's nonperforming assets at June 30, 2014 included $4.5 million of nonaccrual loans, compared to $4.4 million at December 31, 2013, and $817,000 of OREO, compared to $2.8 million at December 31, 2013. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. The 70.48 percent decline in OREO properties since December 31, 2013 resulted from sales of properties that had a total carrying value of $2.4 million at December 31, 2013.

Nonaccrual loans at the Consumer Finance segment decreased to $646,000 at June 30, 2014 from $1.2 million at December 31, 2013. As noted above, the ratio of the allowance for loan losses to total consumer finance loans was 8.34 percent as of June 30, 2014, compared with 8.32 percent at December 31, 2013. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at June 30, 2014, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,348	$2,460	$430	$2,374	$57
Commercial, financial and agricultural:
Commercial real estate lending	2,711	2,851	416	2,776	65
Builder line lending	—	—	—	—	—
Commercial business lending	489	489	129	492	5
Equity lines	30	32	1	32	—
Consumer	93	93	14	93	2
Total	$5,671	$5,925	$990	$5,767	$129

Impaired loans, which included $5.6 million of TDRs, and the related allowance at December 31, 2013, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance- Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

TDRs (including purchased performing TDRs) at June 30, 2014 and December 31, 2013 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	June 30, 2014	December 31, 2013
Accruing TDRs	$3,147	$3,026
Nonaccrual TDRs[1]	2,524	2,594
Total TDRs[2]	$5,671	$5,620

_______________________________

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At June 30, 2014, the Corporation had total assets of $1.4 billion, which was an increase of $35.2 million since December 31, 2013. The increase resulted primarily from a $34.2 million increase in cash and cash equivalents, which was driven by deposit growth. The decision to deploy excess liquidity in interest-bearing deposits in other banks was influenced by the lack of attractively-priced investment securities available for purchase during the first six months of 2014 and continued weak loan demand at the Retail Banking segment in the current economic environment.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$180,514	22%	$188,455	23%
Real estate – construction [1]	7,580	1	5,810	1
Commercial, financial and agricultural [2]	295,545	36	288,593	35
Equity lines	50,577	6	50,795	6
Consumer	8,239	1	9,007	1
Consumer finance	283,973	34	277,724	34
Total loans	826,428	100%	820,384	100%
Less allowance for loan losses	(35,258)		(34,852)
Total loans, net	$791,170		$785,532

_____________________________________________________________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, changes in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2014 and December 31, 2013, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S Treasury securities	$—	—%	$10,000	5%
U.S. government agencies and corporations	28,902	13	29,950	14
Mortgage-backed securities	57,752	27	50,863	23
Obligations of states and political subdivisions	130,654	60	127,139	58
Corporate and other debt securities	—	—	158	—
Total available for sale securities at fair value	$217,308	100%	$218,110	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at June 30, 2014 and December 31, 2013, see Note 3 to the consolidated financial statements filed with this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first six months of 2014 deposits increased $31.5 million to $1.04 billion at June 30, 2014, compared to $1.01 billion at December 31, 2013. This increase resulted primarily from a $29.3 million increase in non-interest bearing demand deposits of individuals and corporations and a $22.2 million increase in savings and interest-bearing demand deposits, mostly offset by a $20.1 million decrease in time deposits.

The Corporation had $2.7 million in brokered money market deposits outstanding at June 30, 2014, compared to $2.4 million at December 31, 2013. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $169.6 million at June 30, 2014 from $169.8 million at December 31, 2013 as a result of a $245,000 decrease in retail overnight repurchase agreements with commercial depositors, the level of which is a function of the deposit balances maintained by these depositors.

Off-Balance Sheet Arrangements

As of June 30, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

As of June 30, 2014, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity

The objective of the Corporation’s liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the foundation for the Corporation’s liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, loan payments and payoffs, deposit growth, sales of securities, principal payments and paydowns on securities, the issuance of brokered certificates of deposit and the capacity to borrow additional funds.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at June 30, 2014 totaled $291.7 million, compared to $216.4 million at December 31, 2013. The increase in liquid assets since December 31, 2013 resulted primarily from the Corporation's election in January 2014 to secure public deposits by the pooled method, rather than the dedicated or opt-out method, which reduced the amount of collateral required to secure public deposits and thus increased the amount of unpledged securities. In addition, liquidity increased as a result of reduced funding needs of the Mortgage Banking segment and growth in the Corporation's non-interest bearing demand deposit accounts. The Corporation’s funding sources for borrowings, including the capacity, amount outstanding and amount available at June 30, 2014 are presented in Table 13.

TABLE 13: Funding Sources

	June 30, 2014
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	40,000	—	40,000
Borrowings from the FHLB	136,822	52,500	84,322
Borrowings from Federal Reserve Bank	30,581	—	30,581
Revolving line of credit	120,000	75,487	44,513
Total	$397,403	$132,987	$264,416

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

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total Capital (to Risk-Weighted Assets)
Corporation	133,774	15.2	70,411	8.0%	N/A	N/A
Bank	132,769	15.1	70,236	8.0	$87,795	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	122,473	13.9	35,205	4.0	N/A	N/A
Bank	121,495	13.8	35,118	4.0	52,677	6.0
Tier 1 Capital (to Average Assets)
Corporation	122,473	9.4	52,316	4.0	N/A	N/A
Bank	121,495	9.3	52,300	4.0	65,375	5.0

As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Corporation	$126,202	14.8%	$68,137	8.0%	N/A	N/A
Bank	100,538	14.5	55,400	8.0	$69,250	10.0%
CVB	20,632	13.0	12,710	8.0	15,888	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	115,257	13.5	34,069	4.0	N/A	N/A
Bank	91,559	13.2	27,700	4.0	41,550	6.0
CVB	20,597	13.0	6,355	4.0	9,533	6.0
Tier 1 Capital (to Average Assets)
Corporation	115,257	8.9	51,664	4.0	N/A	N/A
Bank	91,559	9.4	38,964	4.0	48,706	5.0
CVB	20,597	6.2	13,332	4.0	16,644	5.0

The Corporation’s Tier 1 Capital and Total Capital presented in Table 14 include $25.0 million of trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (the Basel III Final Rule), the Corporation's trust preferred securities will continue to be included in Tier 1 Capital and Total Capital until they mature, pursuant to a "grandfathering" provision that exempts the Corporation's trust preferred securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. In addition to "grandfathering" certain previously outstanding trust preferred securities for community banks, the Basel III Final Rule introduces a new Common Equity Tier 1 Capital measure, increases the applicable minimum regulatory capital levels and certain prompt corrective action capital levels, and establishes a capital conservation buffer and new risk weights for certain types of assets. The Basel III Final Rule is effective for community banks on January 1, 2015 and has a transition period applicable to certain regulatory capital changes until January 1, 2019.

The Corporation's capital resources may be further affected by the Corporation's share repurchase program, which was authorized by the Corporation's Board of Directors during the second quarter of 2014. Under this program the Corporation is authorized to purchase up to $5.0 million of its common stock. Repurchases under the program may be made through privately negotiated transactions or open market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the program. The share repurchase program is authorized through May 2015.

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

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

There were no purchases of the Corporation's Common Stock during the three months ended June 30, 2014.

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

C&F FINANCIAL CORPORATION
(Registrant)

Date	August 11, 2014	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	August 11, 2014	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)