Form 10-Q
period 2014-09-30
C & F FINANCIAL CORP
filed 2014-11-10
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

___________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2014

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

At November 3, 2014, the latest practicable date for determination, 3,404,167 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$10,357	$14,666
Interest-bearing deposits in other banks	134,972	41,750
Federal funds sold	—	91,723
Total cash and cash equivalents	145,329	148,139
Securities-available for sale at fair value, amortized cost of $214,000 and $217,708, respectively	220,093	218,110
Loans held for sale, at fair value	35,910	35,879
Loans, net of allowance for loan losses of $35,573 and $34,852, respectively	792,117	785,532
Restricted stocks, at cost	3,690	4,336
Corporate premises and equipment, net	37,735	38,232
Other real estate owned, net of valuation allowance of $578 and $4,135, respectively	1,087	2,769
Accrued interest receivable	6,243	6,360
Goodwill	14,425	14,425
Core deposit intangible, net	2,860	3,774
Bank-owned life insurance	14,275	13,988
Other assets	42,231	40,753
Total assets	$1,315,995	$1,312,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand deposits	$171,434	$147,520
Savings and interest-bearing demand deposits	462,856	460,889
Time deposits	367,142	399,883
Total deposits	1,001,432	1,008,292
Short-term borrowings	12,431	11,780
Long-term borrowings	132,987	132,987
Trust preferred capital notes	25,095	25,068
Accrued interest payable	791	843
Other liabilities	21,228	20,386
Total liabilities	1,193,964	1,199,356

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,402,691 and 3,388,793 shares issued and outstanding, respectively)	3,276	3,269
Additional paid-in capital	9,095	10,686
Retained earnings	106,152	99,252
Accumulated other comprehensive income (loss), net	3,508	(266)
Total shareholders’ equity	122,031	112,941
Total liabilities and shareholders’ equity	$1,315,995	$1,312,297

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$20,050	$18,325	$59,366	$54,062
Interest on money market investments and federal funds sold	92	28	288	89
Interest and dividends on securities
U.S. government agencies and corporations	172	111	556	317
Tax-exempt obligations of states and political subdivisions	1,094	1,149	3,326	3,427
Corporate bonds and other	430	41	1,308	112
Total interest income	21,838	19,654	64,844	58,007

Interest expense
Savings and interest-bearing deposits	241	168	761	573
Certificates of deposit, $100 or more	305	358	975	1,087
Other time deposits	440	458	1,391	1,411
Borrowings	889	896	2,637	2,662
Trust preferred capital notes	241	189	713	566
Total interest expense	2,116	2,069	6,477	6,299

Net interest income	19,722	17,585	58,367	51,708
Provision for loan losses	4,140	3,840	10,915	10,140

Net interest income after provision for loan losses	15,582	13,745	47,452	41,568

Noninterest income
Gains on sales of loans	1,188	1,790	4,025	7,068
Service charges on deposit accounts	1,179	1,010	3,357	2,930
Other service charges and fees	1,672	1,655	4,668	4,631
Net gains on sales/calls of available for sale securities	23	270	26	276
Other income	561	914	2,625	2,795
Total noninterest income	4,623	5,639	14,701	17,700

Noninterest expenses
Salaries and employee benefits	8,811	7,862	27,035	23,160
Occupancy expenses	2,188	1,791	6,503	5,329
Other expenses	4,586	4,871	14,657	13,612
Total noninterest expenses	15,585	14,524	48,195	42,101

Income before income taxes	4,620	4,860	13,958	17,167
Income tax expense	1,326	1,494	4,029	5,617

Net income	$3,294	$3,366	$9,929	$11,550

Per common share data
Net income – basic	$0.97	$1.01	$2.92	$3.51
Net income – assuming dilution	$0.97	$0.97	$2.88	$3.37
Weighted average number of shares – basic	3,405,162	3,318,687	3,403,749	3,287,146
Weighted average number of shares – assuming dilution	3,405,308	3,484,961	3,446,472	3,423,097

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$3,294	$3,366	$9,929	$11,550
Other comprehensive income (loss), net:
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	40	30	24	91
Tax effect	(14)	(11)	(8)	(32)
Amortization of prior service cost[1]	(85)	(17)	(51)	(51)
Tax effect	30	6	18	18
Net of tax amount	(29)	8	(17)	26
Unrealized gain on cash flow hedging instruments
Unrealized holding gain arising during the period	53	25	139	141
Tax effect	(19)	(10)	(53)	(55)
Net of tax amount	34	15	86	86
Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during the period	602	(655)	5,715	(6,440)
Tax effect	(212)	222	(1,993)	2,247
Reclassification adjustment for gains included in net income[2]	(23)	(270)	(26)	(276)
Tax effect	8	103	9	105
Net of tax amount	375	(600)	3,705	(4,364)
Other comprehensive income (loss), net:	380	(577)	3,774	(4,252)
Comprehensive income, net	$3,674	$2,789	$13,703	$7,298

____________

[1]	These items are included in the computation of net periodic benefit cost. See Note 7, Employee Benefit Plan, for additional information.
[2]	Gains are included in "Net gains on sales/calls of available for sale securities" on the income statement.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity
Balance December 31, 2013	$3,269	$10,686	$99,252	$(266)	$112,941
Comprehensive income:
Net income	—	—	9,929	—	9,929
Other comprehensive income, net	—	—	—	3,774	3,774
Common stock warrant repurchased	—	(2,303)	—	—	(2,303)
Share-based compensation	—	721	—	—	721
Restricted stock vested	8	(16)	—	—	(8)
Common stock issued	2	97	—	—	99
Common stock purchased	(3)	(90)	—	—	(93)
Cash dividends paid – common stock ($0.89 per share)	—	—	(3,029)	—	(3,029)
Balance September 30, 2014	$3,276	$9,095	$106,152	$3,508	$122,031

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity
Balance December 31, 2012	$3,162	$5,624	$88,695	$4,716	$102,197
Comprehensive income:
Net income	—	—	11,550	—	11,550
Other comprehensive (loss), net	—	—	—	(4,252)	(4,252)
Stock options exercised	55	2,157	—	—	2,212
Share-based compensation	—	454	—	—	454
Restricted stock vested	6	(6)	—	—	—
Common stock issued	2	82	—	—	84
Cash dividends paid – common stock ($0.87 per share)	—	—	(2,866)	—	(2,866)
Balance September 30, 2013	$3,225	$8,311	$97,379	$464	$109,379

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$9,929	$11,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,072	1,674
Provision for loan losses	10,915	10,140
Provision for indemnifications	182	492
Provision for other real estate owned losses	—	459
Share-based compensation	713	454
Net accretion of acquisition-related fair value adjustments	(2,166)	—
Accretion of discounts and amortization of premiums on securities, net	1,075	497
Net realized gains on sales/calls of securities	(26)	(276)
Net realized gains on sales of other real estate owned	(206)	(102)
Net realized gain on sale of equipment	(59)	—
Income from bank-owned life insurance	(256)	—
Proceeds from sales of loans held for sale	363,653	608,458
Origination of loans held for sale	(363,684)	(591,642)
Change in other assets and liabilities:
Accrued interest receivable	117	64
Other assets	(3,537)	(112)
Accrued interest payable	(52)	(63)
Other liabilities	629	(4,379)
Net cash provided by operating activities	19,299	37,214

Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	31,864	17,566
Purchases of securities available for sale	(28,795)	(19,116)
Redemption of restricted stocks	646	219
Net increase in customer loans	(18,302)	(19,401)
Proceeds from sales of other real estate owned	4,767	2,367
Purchases of corporate premises and equipment, net	(1,603)	(3,129)
Net cash used in investing activities	(11,423)	(21,494)

Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	25,881	8,695
Net decrease in time deposits	(31,892)	(9,647)
Net increase in borrowings	651	4,514
Proceeds from exercise of stock options	—	2,212
Repurchase of common stock	(93)	—
Repurchase of common stock warrant	(2,303)	—
Issuance of common stock	99	84
Cash dividends	(3,029)	(2,866)
Net cash (used in) provided by financing activities	(10,686)	2,992

Net (decrease) increase in cash and cash equivalents	(2,810)	18,712
Cash and cash equivalents at beginning of period	148,139	25,620
Cash and cash equivalents at end of period	$145,329	$44,332

Supplemental disclosure
Interest paid	$7,351	$6,362
Income taxes paid	2,399	5,058
Supplemental disclosure of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$5,689	$(6,716)
Loans transferred to other real estate owned	2,735	268
Pension adjustment	(27)	40
Unrealized gain on cash flow hedging instrument	139	141

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or an other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of September 30, 2014 and December 31, 2013 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and (2) interest rate swaps that qualified as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Derivative financial instruments as of December 31, 2013 additionally included forward commitments related to IRLCs to sell mortgage-backed securities (MBS). Adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The Corporation's IRLCs and forward loan sales commitments are described more fully in Note 8 and Note 10. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transaction affects earnings. The cash flow hedges are described more fully in Note 11.

Share-Based Compensation: Compensation expense for the third quarter of 2014 and first nine months of 2014 included expense, net of forfeitures, of $234,000 ($145,000 after tax) and $721,000 ($447,000 after tax), respectively, for restricted stock granted during 2009 through 2014. As of September 30, 2014, there was $2.40 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2014 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2014	120,183	$31.18
Granted	15,750	$41.38
Vested	(8,100)	$18.77
Forfeitures	(1,500)	$41.25
Unvested, September 30, 2014	126,333	$33.13

Stock option activity during the nine months ended September 30, 2014 and stock options outstanding at September 30, 2014 are summarized below:

	Shares	Exercise Price*	Remaining Contractual Life (in years)*	Intrinsic Value of Unexercised In-The Money Options (in 000’s)
Options outstanding at January 1, 2014	164,150	$38.21	1.7	$1,224
Expired	(12,000)	$37.50
Options outstanding and exercisable at September 30, 2014	152,150	$38.27	1.0	$—

 ________________________________

*	Weighted average

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2014-08 to have a material effect on its financial statements.

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in “Revenue Recognition-Topic 605”, most industry-specific guidance, and some cost guidance included in “Revenue Recognition-Construction-Type and Production-Type Contracts-Subtopic 605-35”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Corporation is currently assessing the effect that ASU 2014-09 will have on its financial statements.

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Corporation is currently assessing the effect that ASU 2014-14 will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2014-15 to have a material effect on its financial statements.

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

The Corporation accounted for the acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of CVBK were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values determined on the acquisition date were preliminary and subject to refinement for up to one year after the acquisition date (the Measurement Period) as additional information relative to the acquisition date fair values became available. Goodwill of $5.91 million was initially recorded at the time of the acquisition. As a result of retrospective fair value mark refinements during the Measurement Period in accordance with ASC 805 and related guidance, goodwill as indicated below is $2.21 million less than the goodwill estimated in the Corporation's 2013 audited financial statements.

(Dollars in thousands)	Amounts Previously Recognized as of October 1, 2013 (1)	Measurement Period Adjustments	Adjusted Amounts Recognized as of October 1, 2013
Consideration paid:
CVBK common stock	$846		$846
CVBK preferred stock and warrants	3,350		3,350
Total consideration paid	4,196		4,196

Identifiable assets acquired:
Cash and cash equivalents	$59,775	$—	$59,775
Securities available for sale, at fair value	120,097	—	120,097
Loans, net of allowance and unearned income	147,066	—	147,066
Corporate premises and equipment, net (2)	10,948	(910)	10,038
Other real estate owned, net	395	—	395
Core deposit intangibles	4,107	—	4,107
Deferred tax asset, net (3)	6,029	3,235	9,264
Other assets (4)	16,624	(119)	16,505
Total identifiable assets acquired	365,041	2,206	367,247

Identifiable liabilities assumed:
Deposits	315,421	—	315,421
Borrowings	42,124	—	42,124
Trust preferred capital notes	4,439	—	4,439
Other liabilities	4,768	—	4,768
Total identifiable liabilities assumed	366,752	—	366,752

Net identifiable assets (liabilities) assumed	(1,711)	$2,206	495

Goodwill resulting from acquisition	$5,907		$3,701

(1) As previously reported in the Corporation's 2013 Form 10-K

(2) The fair value of CVBK's premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers. Based on information as of the acquisition date that became available during the Measurement Period, the fair value of CVBK's premises was reduced by $910,000.

(3) The additional $3.23 million in deferred tax assets resulted primarily from improvement in the purchased credit impaired loan portfolio, which resulted in significantly fewer loan charge-offs during the Measurement Period.

(4) The $119,000 reduction in other assets resulted primarily from lower accrued interest receivable.

The following table illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2013. The unaudited combined pro forma revenue and net income combines the historical results of CVBK with the Corporation's consolidated statement of income for the three and nine months ended September 30, 2013 and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2013. Expenses related to systems conversions and other integration related expenses were incurred during the first nine months of 2014 in connection with merging CVBK into the Corporation and CVB into C&F Bank. Additionally, the Corporation expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below.

(Dollars in thousands)	Unaudited Pro Forma Three Months Ended September 30, 2013	Unaudited Pro Forma Nine Months Ended September 30, 2013
Total revenues, net of interest expense	$26,954	$81,113
Net income	2,432	11,469

NOTE 3: Securities

Debt and equity securities, all of which were classified as available for sale, are summarized as follows:

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies and corporations	$26,127	$1	$(908)	$25,220
Mortgage-backed securities	63,346	422	(222)	63,546
Obligations of states and political subdivisions	124,527	7,006	(206)	131,327
	$214,000	$7,429	$(1,336)	$220,093

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$10,000	$—	$—	$10,000
U.S. government agencies and corporations	32,503	4	(2,557)	29,950
Mortgage-backed securities	51,318	100	(555)	50,863
Obligations of states and political subdivisions	123,729	4,223	(813)	127,139
Corporate and other debt securities	158	—	—	158
	$217,708	$4,327	$(3,925)	$218,110

The amortized cost and estimated fair value of securities, all of which were classified as available for sale, at September 30, 2014, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,414	$31,154
Due after one year through five years	112,686	116,300
Due after five years through ten years	43,616	44,748
Due after ten years	26,284	27,891
	$214,000	$220,093

Proceeds from the maturities, calls and sales of securities available for sale for the nine months ended September 30, 2014 were $31.86 million.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $100.50 million and an aggregate fair value of $103.68 million were pledged at September 30, 2014. Securities with an aggregate amortized cost of $149.22 million and an aggregate fair value of $149.83 million were pledged at December 31, 2013.

Securities in an unrealized loss position at September 30, 2014, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$3,674	$42	$21,043	$866	$24,717	$908
Mortgage backed securities	12,516	155	1,433	67	13,949	222
Obligations of states and political subdivisions	7,822	82	7,392	124	15,214	206
Total temporarily impaired securities	$24,012	$279	$29,868	$1,057	$53,880	$1,336

There are 84 debt securities totaling $53.88 million considered temporarily impaired at September 30, 2014. The Corporation's unrealized loss position improved slightly since June 30, 2014 as long-term interest rates fell during the third quarter of 2014, thereby increasing market values of the Corporation's portfolio of securities of obligations of states and political subdivisions. Long-term interest rates have generally declined in 2014 as weaker global growth dampened inflation and increased demand for debt securities, even with some signs of improved economic conditions in the United States.  The municipal bond sector, which includes the Corporation’s obligations of states and political subdivisions, has continued to benefit from technical factors, as investor demand has remained stable while the supply of new municipal bonds has fallen as compared to last year.  At September 30, 2014, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service.  Of those in a net unrealized loss position, approximately 93 percent were rated “A” or better, as measured by market value, at September 30, 2014.  For the approximately seven percent not rated “A” or better, as measured by market value at September 30, 2014, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment.  Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2014 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks includes membership stock in the Federal Home Loan Bank (FHLB) and the Community Bankers Bank at September 30, 2014, and additionally included stock in the Federal Reserve Bank at December 31, 2013. Restricted stocks totaled $3.69 million at September 30, 2014 and $4.34 million at December 31, 2013. These membership stocks are generally viewed as long-term investments and as a restricted investment securities, which are carried at cost, because there is no market for the stock, other than member institutions. Therefore, when evaluating these investments for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2014 and no impairment has been recognized. These stocks are shown as a separate line item on the balance sheet and are not a part of the available for sale securities portfolio.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Real estate – residential mortgage	$179,222	$188,455
Real estate – construction [1]	6,689	5,810
Commercial, financial and agricultural [2]	294,359	288,593
Equity lines	50,799	50,795
Consumer	8,755	9,007
Consumer finance	287,866	277,724
	827,690	820,384
Less allowance for loan losses	(35,573)	(34,852)
Loans, net	$792,117	$785,532

 ________________________________

1	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $311,000 and $354,000 of demand deposit overdrafts at September 30, 2014 and December 31, 2013, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVBK (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Acquired Loans -Purchased Credit Impaired (PCI)	Acquired Loans -Purchased Performing	Acquired Loans - Total	Acquired Loans -Purchased Credit Impaired	Acquired Loans -Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$39,114	$90,811	$129,925	$49,041	$110,977	$160,018
Carrying amount
Real estate – residential mortgage	$1,992	$19,221	$21,213	$2,694	$29,285	$31,979
Real estate – construction[1]	287	—	287	771	917	1,688
Commercial, financial and agricultural[2]	20,945	49,226	70,171	28,602	55,204	83,806
Equity lines	318	16,034	16,352	332	16,909	17,241
Consumer	18	1,162	1,180	121	2,156	2,277
Total acquired loans	$23,560	$85,643	$109,203	$32,520	$104,471	$136,991

________________________________

1	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Real estate – residential mortgage	$2,517	$1,996
Commercial, financial and agricultural:
Commercial real estate lending	2,167	1,486
Land acquisition and development lending	—	—
Builder line lending	—	13
Commercial business lending	374	374
Equity lines	409	291
Consumer	232	231
Consumer finance	1,196	1,187
Total loans on nonaccrual status	$6,895	$5,578

The past due status of loans as of September 30, 2014 was as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current [1]	Total Loans	90+ Days Past Due and Accruing
Real estate – residential mortgage	$1,313	$363	$1,238	$2,914	$176,308	$179,222	$—
Real estate – construction:
Construction lending	—	—	—	—	3,245	3,245	—
Consumer lot lending	—	190	—	190	3,254	3,444	—
Commercial, financial and agricultural:
Commercial real estate lending	2,108	839	407	3,354	179,905	183,259	48
Land acquisition and development lending	—	—	208	208	33,387	33,595	—
Builder line lending	—	—	—	—	19,823	19,823	—
Commercial business lending	159	8	390	557	57,125	57,682	—
Equity lines	259	49	158	466	50,333	50,799	—
Consumer	45	1	194	240	8,515	8,755	—
Consumer finance	12,205	2,964	1,196	16,365	271,501	287,866	—
Total	$16,089	$4,414	$3,791	$24,294	$803,396	$827,690	$48

1 For the purposes of the above table, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.10 million, 30-59 days past due of $134,000, 60-89 days past due of $120,000 and 90+ days past due of $3.54 million and
•

loans purchased (both performing and PCI) in the acquisition of CVBK that are current of $104.49 million, 30-59 days past due of $1.13 million, 60-89 days past due of $1.03 million and 90+ days past due of $2.55 million.

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

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014		2013
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Commercial, financial and agricultural:
Commercial real estate lending - interest reduction	1	$103	—	$—
Commercial real estate lending - interest rate concession	—	—	2	1,350
	1	$103	2	$1,350

	Nine Months Ended September 30,
	2014		2013
(Dollars in thousands)	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
Real estate - residential mortgage - interest rate concession	1	$328	1	$89
Commercial, financial and agricultural:
Commercial real estate lending - interest reduction	1	103	—	—
Commercial real estate lending - interest rate concession	—	—	4	1,829
Builder line lending - interest rate concession	—	—	1	17
Total	2	$431	6	$1,935

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR defaults during the three and nine months ended September 30, 2014. There was one $3,000 commercial real estate TDR that defaulted during the nine months ended September 30, 2013.

Impaired loans, which consisted solely of TDRs, and the related allowance at September 30, 2014 were as follows. There has been no impairment to the PCI loan portfolio since acquisition.

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,326	$2,448	$397	$2,213	$96
Commercial, financial and agricultural:
Commercial real estate lending	2,676	2,774	423	2,670	101
Builder line lending	—	—	—	—	—
Commercial business lending	482	483	128	492	5
Equity lines	30	32	1	22	1
Consumer	92	92	14	93	3
Total	$5,606	$5,829	$963	$5,490	$206

Impaired loans, which included TDR loans of $5.62 million, and the related allowance at December 31, 2013 were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

PCI loans had an unpaid principal balance of $39.1 million and a carrying value of $23.6 million at September 30, 2014. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired loans.

The PCI loan portfolio related to the CVBK acquisition was accounted for at fair value on the date of acquisition as follows:

(Dollars in thousands)	October 1, 2013
Contractual principal and interest due	$70,390
Nonaccretable difference	(26,621)
Expected cash flows	43,769
Accretable yield	(8,454)
Purchase credit impaired loans - estimated fair value	$35,315

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the period from December 31, 2013 to September 30, 2014:

(Dollars in thousands)	Accretable Yield
Accretable yield, December 31, 2013	$7,776
Accretion	(2,446)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,959
Changes in expected cash flows [1]	6,760
Accretable yield, September 30, 2014	$14,049

1 Represents changes in cash flows expected to be collected due to the effects of changes in recovery approach and prepayment assumptions.

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2014.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2013	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Provision charged to operations	45	—	—	—	—	10,870	10,915
Loans charged off	(147)	—	(224)	(47)	(242)	(12,717)	(13,377)
Recoveries of loans previously charged off	37	—	111	—	210	2,825	3,183
Balance at September 30, 2014	$2,290	$434	$7,692	$845	$241	$24,071	$35,573

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2013.

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at December 31, 2012	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Provision charged to operations	537	50	328	11	149	9,065	10,140
Loans charged off	(744)	—	(2,297)	(126)	(287)	(10,656)	(14,110)
Recoveries of loans previously charged off	99	—	170	27	103	2,525	2,924
Balance at September 30, 2013	$2,250	$474	$8,025	$797	$248	$23,067	$34,861

The following table presents, as of September 30, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment or PCI loans), the total loans, and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment, or PCI loans).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Balance at September 30, 2014	$2,290	$434	$7,692	$845	$241	$24,071	$35,573
Ending balance: individually evaluated for impairment	$397	$—	$551	$1	$14	$—	$963
Ending balance: collectively evaluated for impairment	$1,893	$434	$7,141	$844	$227	$24,071	$34,610
Ending balance: PCI loans	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at September 30, 2014	$179,222	$6,689	$294,359	$50,799	$8,755	$287,866	$827,690
Ending balance: individually evaluated for impairment	$2,326	$—	$3,158	$30	$92	$—	$5,606
Ending balance: collectively evaluated for impairment	$174,904	$6,402	$270,256	$50,451	$8,645	$287,866	$798,524
Ending balance: PCI loans	$1,992	$287	$20,945	$318	$18	$—	$23,560

The following table presents, as of December 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

(Dollars in thousands)	Real Estate Residential Mortgage	Real Estate Construction	Commercial, Financial and Agricultural	Equity Lines	Consumer	Consumer Finance	Total
Allowance for loan losses:
Ending balance	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Ending balance: individually evaluated for impairment	$390	$—	$639	$—	$14	$—	$1,043
Ending balance: collectively evaluated for impairment	$1,965	$434	$7,166	$892	$259	$23,093	$33,809
Ending balance: PCI loans	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$188,455	$5,810	$288,593	$50,795	$9,007	$277,724	$820,384
Ending balance: individually evaluated for impairment	$2,601	$—	$3,437	$131	$93	$—	$6,262
Ending balance: collectively evaluated for impairment	$183,160	$5,039	$256,554	$50,332	$8,793	$277,724	$781,602
Ending balance: PCI loans	$2,694	$771	$28,602	$332	$121	$—	$32,520

Loans by credit quality indicators as of September 30, 2014 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$171,109	$2,597	$3,202	$2,314	$179,222
Real estate – construction:
Construction lending	537	—	2,708	—	3,245
Consumer lot lending	3,372	72	—	—	3,444
Commercial, financial and agricultural:
Commercial real estate lending	163,868	4,571	12,654	2,166	183,259
Land acquisition and development lending	29,696	1,296	2,603	—	33,595
Builder line lending	18,316	970	537	—	19,823
Commercial business lending	45,448	1,053	10,840	341	57,682
Equity lines	48,608	998	784	409	50,799
Consumer	8,402	15	107	231	8,755
	$489,356	$11,572	$33,435	$5,461	$539,824

1 At September 30, 2014, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVBK of $93.8 million pass rated, $3.7 million special mention, $10.9 million substandard and $738,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$286,670	$1,196	$287,866

Loans by credit quality indicators as of December 31, 2013 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate – residential mortgage	$180,670	$2,209	$3,580	$1,996	$188,455
Real estate – construction:
Construction lending	1,068	11	2,649	—	3,728
Consumer lot lending	1,831	105	146	—	2,082
Commercial, financial and agricultural:
Commercial real estate lending	152,017	2,934	11,685	1,486	168,122
Land acquisition and development lending	18,236	1,601	5,803	—	25,640
Builder line lending	11,608	1,278	527	13	13,426
Commercial business lending	61,715	2,758	16,558	374	81,405
Equity lines	48,603	1,003	898	291	50,795
Consumer	8,616	2	158	231	9,007
	$484,364	$11,901	$42,004	$4,391	$542,660

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

NOTE 6: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred tax of $1.22 million and $163,000 as of September 30, 2014 and December 31, 2013, respectively.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Net unrealized gains on securities	$3,968	$261
Net unrecognized loss on cash flow hedges	(117)	(202)
Net unrecognized losses on defined benefit plan	(343)	(325)
Total accumulated other comprehensive income (loss)	$3,508	$(266)

Common Shares

During the third quarter and first nine months of 2014, the Corporation purchased 2,800 and 3,025 shares of its common stock, respectively. During the third quarter of 2014, 2,800 shares were purchased under a share repurchase program authorized by the Corporation's Board of Directors for the purchase of up to $5.0 million of the Corporation's common stock through May 2015. During the first quarter of 2014, 225 shares were purchased from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. There were no common stock purchases by the Corporation during the first nine months of 2013.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

(Dollars in thousands)	Three Months Ended September 30,
	2014	2013
Net income	$3,294	$3,366

Weighted average number of common shares used in earnings per common share – basic	3,405,162	3,318,687
Effect of dilutive securities:
Stock option awards and Warrant	146	166,274
Weighted average number of common shares used in earnings per common share – assuming dilution	3,405,308	3,484,961

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Net income available to common shareholders	$9,929	$11,550
Weighted average number of common shares used in earnings per common share – basic	3,403,749	3,287,146
Effect of dilutive securities:
Stock option awards and Warrant	42,723	135,951
Weighted average number of common shares used in earnings per common share – assuming dilution	3,446,472	3,423,097

Potential common shares that may be issued by the Corporation for its stock option awards and, when it was outstanding, the warrant to purchase common stock of the Corporation originally issued to the United States Department of the Treasury as part of the Corporation's participation in the Capital Purchase Program (the Warrant), are determined using the treasury stock method. Approximately 164,150 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended September 30, 2014, and approximately 145,470 and 23,400 shares issuable upon exercise of options were not included in computing earnings per common share for the nine months ended September 30, 2014 and 2013, respectively, because they were anti-dilutive.

NOTE 7: Employee Benefit Plan

The Bank has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$190	$194	$572	$582
Interest cost	113	106	339	319
Expected return on plan assets	(208)	(187)	(624)	(561)
Amortization of prior service cost	(85)	(17)	(51)	(51)
Amortization of net loss	40	30	24	91
Net periodic benefit cost	$50	$126	$260	$380

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2014 and December 31, 2013, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors' sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS) and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security-specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security-specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	September 30, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$25,220	$—	$25,220
Mortgage-backed securities	—	63,546	—	63,546
Obligations of states and political subdivisions	—	131,327	—	131,327
Total securities available for sale	—	220,093	—	220,093
Loans held for sale	—	35,910	—	35,910
Interest rate lock commitments included in other assets	—	616	—	616
Total assets measured at fair value on a recurring basis	$—	$256,619	$—	$256,619

Liabilities:
Derivative liability - cash flow hedges	$—	$192	$—	$192

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,000	$—	$10,000
U.S. government agencies and corporations		29,950		29,950
Mortgage-backed securities	—	50,863	—	50,863
Obligations of states and political subdivisions	—	127,139	—	127,139
Corporate and other debt securities	—	158	—	158
Total securities available for sale	—	218,110	—	218,110
Loans held for sale	—	35,879	—	35,879
Interest rate lock commitments included in other assets	—	511	—	511
Forward sales commitments included in other assets	—	22	—	22
Total assets	$—	$254,522	$—	$254,522

Liabilities:
Derivative liability - cash flow hedges	$—	$331	$—	$331

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure and recognize certain other financial assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

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

 The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	September 30, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,607	$2,607
Other real estate owned, net	—	—	1,087	1,087
Total	$—	$—	$3,694	$3,694

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$3,646	$3,646
Other real estate owned, net	—	—	2,769	2,769
Total	$—	$—	$6,415	$6,415

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of September 30, 2014:

	Fair Value Measurements at September 30, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$2,607	Appraisals	Discount for current market conditions and estimated selling costs	7%-50%
Other real estate owned, net	$1,087	Appraisals	Discount for current market conditions and estimated selling costs	1.25%-25%
Total	$3,694

Fair Value of Financial Instruments

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of September 30, 2014 and December 31, 2013.

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

		Fair Value Measurements at September 30, 2014 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$145,329	$145,329	$—	$—	$145,329
Securities available for sale	220,093	—	220,093	—	220,093
Restricted stocks	3,690	3,690	—	—	3,690
Loans, net	792,117	—	—	804,464	804,464
Loans held for sale	35,910	—	35,910	—	35,910
Accrued interest receivable	6,243	6,243	—	—	6,243
BOLI	14,275	—	14,275	—	14,275
Derivative asset	616	—	616	—	616
Financial liabilities:
Demand deposits	$634,290	$634,290	$—	$—	$634,290
Time deposits	367,142	—	370,367	—	370,367
Borrowings	170,513	—	162,843	—	162,843
Derivative liability	192	—	192	—	192
Accrued interest payable	791	791	—	—	791

		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$148,139	$148,139	$—	$—	$148,139
Securities available for sale	218,110	—	218,110	—	218,110
Restricted stocks	4,336	4,336	—	—	4,336
Loans, net	785,532	—	—	800,488	800,488
Loans held for sale	35,879	—	35,879	—	35,879
Accrued interest receivable	6,360	6,360	—	—	6,360
BOLI	13,988	—	13,988	—	13,988
Derivative asset	533	—	533	—	533
Financial liabilities:
Demand deposits	$608,409	$608,409	$—	$—	$608,409
Time deposits	399,883	—	403,291	—	403,291
Borrowings	169,835	—	162,194	—	162,194
Derivative liability	331		331		331
Accrued interest payable	843	843	—	—	843

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

	Three Months Ended September 30, 2014
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,925	$366	$11,837	$—	$(1,290)	$21,838
Gains on sales of loans	—	1,188	—	—	—	1,188
Other noninterest income	2,212	597	262	364	—	3,435
Total operating income	13,137	2,151	12,099	364	(1,290)	26,461

Expenses:
Interest expense	1,460	57	1,648	241	(1,290)	2,116
Provision for loan losses	—	15	4,125	—	—	4,140
Salaries and employee benefits	5,420	813	2,382	196	—	8,811
Other noninterest expenses	4,284	1,172	1,224	94	—	6,774
Total operating expenses	11,164	2,057	9,379	531	(1,290)	21,841
Income (loss) before income taxes	1,973	94	2,720	(167)	—	4,620
Provision for (benefit from) income taxes	292	37	1,061	(64)	—	1,326
Net income (loss)	$1,681	$57	$1,659	$(103)	$—	$3,294
Total assets	$1,153,939	$50,439	$288,328	$3,656	$(180,367)	$1,315,995
Goodwill	$3,701	$—	$10,724	$—	$—	$14,425
Capital expenditures	$306	$20	$3	$—	$—	$329

	Three Months Ended September 30, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$8,094	$566	$12,316	$—	$(1,322)	$19,654
Gains on sales of loans	—	1,790	—	—	—	1,790
Other noninterest income	1,849	1,146	259	594	1	3,849
Total operating income	9,943	3,502	12,575	594	(1,321)	25,293

Expenses:
Interest expense	1,458	99	1,645	189	(1,322)	2,069
Provision for loan losses	—	15	3,825	—	—	3,840
Salaries and employee benefits	4,531	1,086	2,047	198	—	7,862
Other noninterest expenses	3,396	1,799	1,059	408	—	6,662
Total operating expenses	9,385	2,999	8,576	795	(1,322)	20,433
Income (loss) before income taxes	558	503	3,999	(201)	1	4,860
Provision for (benefit from) income taxes	(233)	201	1,559	(33)	—	1,494
Net income (loss)	$791	$302	$2,440	$(168)	$1	$3,366
Total assets	$816,906	$70,865	$289,252	$4,892	$(198,284)	$983,631
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$1,273	$329	$19	$—	$—	$1,621

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,612	$997	$34,959	$—	$(3,724)	$64,844
Gains on sales of loans	—	4,025	—	—	—	4,025
Other noninterest income	6,720	2,085	824	1,047	—	10,676
Total operating income	39,332	7,107	35,783	1,047	(3,724)	79,545

Expenses:
Interest expense	4,530	151	4,807	713	(3,724)	6,477
Provision for loan losses	—	45	10,870	—	—	10,915
Salaries and employee benefits	16,859	2,912	6,636	628	—	27,035
Other noninterest expenses	13,583	3,506	3,526	545	—	21,160
Total operating expenses	34,972	6,614	25,839	1,886	(3,724)	65,587
Income (loss) before income taxes	4,360	493	9,944	(839)	—	13,958
Provision for (benefit from) income taxes	273	197	3,878	(319)	—	4,029
Net income (loss)	$4,087	$296	$6,066	$(520)	$—	$9,929
Total assets	$1,153,939	$50,439	$288,328	$3,656	$(180,367)	$1,315,995
Goodwill	$3,701	$—	$10,724	$—	$—	$14,425
Capital expenditures	$1,454	$61	$87	$1	$—	$1,603

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Retail Banking	Mortgage Banking	Consumer Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$23,693	$1,409	$36,808	$1	$(3,904)	$58,007
Gains on sales of loans	—	7,068	—	—	—	7,068
Other noninterest income	5,249	3,310	833	1,239	1	10,632
Total operating income	28,942	11,787	37,641	1,240	(3,903)	75,707

Expenses:
Interest expense	4,475	272	4,889	567	(3,904)	6,299
Provision for loan losses	1,000	75	9,065	—	—	10,140
Salaries and employee benefits	12,740	3,840	5,981	599	—	23,160
Other noninterest expenses	9,649	4,543	3,233	1,516	—	18,941
Total operating expenses	27,864	8,730	23,168	2,682	(3,904)	58,540
Income (loss) before income taxes	1,078	3,057	14,473	(1,442)	1	17,167
Provision for (benefit from) income taxes	(908)	1,223	5,644	(342)	—	5,617
Net income (loss)	$1,986	$1,834	$8,829	$(1,100)	$1	$11,550
Total assets	$816,906	$70,865	$289,252	$4,892	$(198,284)	$983,631
Goodwill	$—	$—	$10,724	$—	$—	$10,724
Capital expenditures	$3,005	$460	$60	$2	$—	$3,527

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

NOTE 10: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. Depending on the delivery method, C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At September 30, 2014, the Corporation had derivative financial instruments with a notional value of $50.10 million. The fair value of these derivative instruments at September 30, 2014 was $616,000, which was included in other assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance, beginning of period	$2,074	$2,232	$2,415	$2,092
Provision for indemnification losses	73	117	182	492
Payments	(64)	—	(514)	(235)
Allowance, end of period	$2,083	$2,349	$2,083	$2,349

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

The cash flow hedges total notional amount is $10.00 million. At September 30, 2014, the cash flow hedges had a fair value of ($192,000), which is recorded in other liabilities. The cash flow hedges were fully effective at September 30, 2014 and therefore the loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the consolidated statements of income line “Noninterest Expenses – Other Expenses.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
FDIC insurance expense	$193	$150	$806	$474
Data processing fees	806	668	2,758	1,985
Loan and OREO expenses	221	440	305	880
Amortization of core deposit intangible	290	—	914	—
Telecommunication expenses	348	284	1,101	876
Professional fees	442	476	1,634	1,436
Travel and educational expenses	258	248	813	751
Marketing and advertising expenses	362	230	957	670
Acquisition transaction costs	6	279	315	1,061
All other noninterest expenses	1,660	2,096	5,054	5,479
Total other noninterest expenses	$4,586	$4,871	$14,657	$13,612

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Loans Acquired in a Business Combination: Loans acquired in a business combination, such as C&F Financial Corporation's acquisition of CVBK, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the "nonaccretable difference," and is available to absorb future credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows may result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive effect on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the "accretable yield" and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing such cash flows.

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

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisition of CVBK in October 2013, subject to later adjustment as discussed in Part I, Item 1, "Financial Statements: under the heading "Note 2: Business Combinations" in this Quarterly Report on Form 10-Q, and C&F Bank's acquisition of C&F Finance Company in September 2002. With the adoption of ASU 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, we determine that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Corporation’s goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. If an impairment test is performed, we will prepare a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

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

Derivative Financial Instruments:  The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet.  The Corporation's derivative financial instruments consist of (1) IRLCs on mortgage loans that will be held for sale and related forward sale commitments and (2) interest rate swaps that qualify as cash flow hedges of a portion of the Corporation's trust preferred capital notes. Because the IRLCs and forward sale commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. For more information concerning fair value measurements of these instruments, see Part I, Item 1, "Financial Statements" in this Quarterly Report on Form 10-Q under the heading "Note 8: Fair Value of Assets and Liabilities."

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

On October 1, 2013, the Corporation acquired all of the outstanding common stock of CVBK. On March 22, 2014, CVBK was merged with and into C&F Financial Corporation and CVB was merged with and into C&F Bank. The Corporation's financial position and results of operations as of and for the three and nine months ended September 30, 2014 and its financial position as of December 31, 2013 include the financial position and results of operations acquired in connection with the Corporation's purchase of CVBK and CVB.

For more information on this acquisition, see Part I, Item I, "Financial Statements" in this Quarterly Report on Form 10-Q under the heading "Note 2: Business Combinations."

Financial Performance Measures

Net income for the Corporation was $3.3 million, or $0.97 per common share assuming dilution, for the three months ended September 30, 2014, compared with $3.4 million, or $0.97 per common share assuming dilution, for the three months ended September 30, 2013. Net income for the Corporation was $9.9 million, or $2.88 per common share assuming dilution, for the nine months ended September 30, 2014, compared with $11.6 million, or $3.37 per common share assuming dilution, for the nine months ended September 30, 2013. The declines in net income for the third quarter and first nine months of 2014, compared to the same periods of 2013, were attributable to lower earnings at the Mortgage Banking and the Consumer Finance segments, offset in part by an increase in earnings at the Retail Banking segment. At the Mortgage Banking segment, mortgage interest rate increases since May of 2013 led to significantly reduced refinance activity and slower than expected residential real estate purchases, which has translated into weaker mortgage loan origination volume and correspondingly lower income from gains on sales of loans and ancillary mortgage lending fees. At the Consumer Finance segment, higher net charge-offs attributable to the continued difficult economic environment, reduced sales prices of repossessed vehicles and the effect easing of underwriting standards by our competitors has had on our borrowers' willingness to default on their loans resulted in a higher provision for loan losses during the third quarter and first nine months of 2014, compared to the same periods of 2013. In addition, the average balance and yield on the Consumer Finance segment's loan portfolio have declined as a result of increased competition and loan pricing strategies that competitors have used to grow market share in auto financing. The Retail Banking segment, which reported an increase in earnings during the third quarter and first nine months of 2014, compared to the same periods in 2013, benefited from (1) accounting adjustments associated with the acquisition of CVB, (2) the effects of the continued low interest rate environment on the cost of deposits, (3) a decline in the provision for loan losses as a result of improvement in asset quality and (4) a decline in expenses associated with foreclosed properties as a result of the sale of a majority of these properties since December 31, 2013.

The Corporation’s ROE and ROA were 10.92 percent and 0.99 percent, respectively, on an annualized basis for the third quarter of 2014, compared with 12.58 percent and 1.37 percent, respectively, for the third quarter of 2013. For the first nine months of 2014, on an annualized basis, the Corporation’s ROE and ROA were 11.22 percent and 1.00 percent, respectively, compared with 14.52 percent and 1.56 percent, respectively, for the first nine months of 2013. Both ROE and ROA for the third quarter and first nine months of 2014 were unfavorably affected by lower net income during 2014, compared to the same periods of 2013. The decline in ROE was also affected by internal capital growth of 11.6 percent since September 30, 2013 resulting from earnings and stock option exercises during the fourth quarter of 2013. The decline in ROA was further affected by asset growth of 33.8 percent since September 30, 2013 primarily resulting from the acquisition of CVBK on October 1, 2013.

Principal Business Activities. An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $1.7 million for the third quarter of 2014, compared to net income of $791,000 for the third quarter of 2013. For the first nine months of 2014, C&F Bank reported net income of $4.1 million, compared to net income of $2.0 million for the first nine months of 2013. Net income of the Retail Banking segment during 2014 includes the results of operations acquired in connection with the Corporation's purchase of CVB on October 1, 2013. The results of both the third quarter and first nine months of 2014 for the Retail Banking segment were significantly affected by fair market value accounting adjustments resulting from the CVB acquisition. Accordingly, yields on loans and investments acquired from CVB increased and the cost of certificates of deposit assumed from CVB decreased, the benefits of which were partially offset by the amortization of the core deposit intangible and higher depreciation associated with the write-up of certain buildings recognized in the acquisition of CVB. The net accretion attributable to these adjustments was $326,000 and $1.4 million, net of taxes ($502,000 and $2.2 million prior to taxes, respectively) during the third quarter and first nine months of 2014, respectively.

The improvement in net income of the Retail Banking segment for the third quarter and first nine months of 2014, compared to the same periods of 2013, also resulted from (1) the effects of the continued low interest rate environment on the cost of deposits throughout 2014, (2) stability in loan credit quality resulting in a $1.0 million decrease in the loan loss provision for the first nine months of 2014 compared to the same period in 2013, and (3) a significant decline in OREO during the first nine months of 2014 resulting in lower related holding costs and loss provisions. Partially offsetting these positive factors were the effects of the following: (1) higher personnel costs associated with increased staff levels and support positions associated with the addition of seven branches and the servicing of acquired loans and deposits through the acquisition of CVB and the addition of commercial loan personnel focused on growing the segment’s commercial and small business loan portfolios, (2) one-time transaction expenses associated with the merger of CVB into C&F Bank, (3) depreciation of information technology equipment purchased to upgrade CVB's systems and equipment to conform to C&F Bank’s technology infrastructure, and (4) higher operating expenses resulting from the effects of combining CVB's operations into the Bank's.

The Bank’s nonperforming assets were $6.6 million at September 30, 2014, compared to $7.2 million at December 31, 2013. Nonperforming assets at September 30, 2014 included $5.5 million in total nonaccrual loans, compared to $4.4 million at December 31, 2013, and $1.1 in OREO, compared to $2.8 million at December 31, 2013. The increase in nonaccrual loans since December 31, 2013 was generally attributable to smaller balance residential real estate and commercial loans. Troubled debt restructurings at both September 30, 2014 and December 31, 2013 were $5.6 million, of which $2.5 million and $2.6 million at September 30, 2014 and at December 31, 2013, respectively, were included in nonaccrual loans. The decline in OREO during the first nine months of 2014 resulted from sales of properties that had a total carrying value of $2.5 million at December 31, 2013.

Mortgage Banking: The Mortgage Banking segment reported net income of $57,000 for the third quarter of 2014, compared to net income of $302,000 for the third quarter of 2013. For the first nine months of 2014, C&F Mortgage reported net income of $296,000, compared to $1.8 million for the first nine months of 2013. The entire mortgage industry, including the Corporation's Mortgage Banking segment, is experiencing significantly reduced refinancing and purchase activity, which has translated into weaker mortgage loan volume and correspondingly lower income from gains on sales of loans and ancillary mortgage lending fees. Loan originations at the Corporation's Mortgage Banking segment declined 27.4 percent and 38.5 percent during the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013, which management believes is in line with or lower than industry declines. During the third quarter of 2014, the amount of loan originations for refinancings and new and resale home purchases were $17.5 million and $128.7 million, respectively, compared to $52.3 million and $149.1 million, respectively, during the third quarter of 2013. During the first nine months of 2014, the amount of loan originations for refinancings and new and resale home purchases were $48.0 million and $315.7 million, respectively, compared to $230.7 million and $360.9 million, respectively, during the first nine months of 2013. Further contributing to the declines in the Mortgage Banking segment's earnings during the three and nine months ended September 30, 2014, relative to the same periods of 2013, are fixed costs of personnel, facilities and operations that are not fully utilized during the current down cycle in loan production. Partially offsetting the negative effects of these production declines was a decline in production-based compensation.

If conditions influencing the mortgage banking environment, such as interest rates and housing inventories, do not improve, C&F Mortgage may experience a continuation of lower loan demand, particularly for mortgage refinancings, which could negatively affect earnings of the mortgage banking segment in future periods.

Consumer Finance: The Consumer Finance segment reported net income of $1.7 million for the third quarter of 2014, compared to net income of $2.4 million for the third quarter of 2013. For the first nine months of 2014, C&F Finance reported net income of $6.1 million, compared to net income of $8.8 million for the first nine months of 2013.  Average loans outstanding during the third quarter of 2014 were essentially level with average loans outstanding during the third quarter of 2013 and average loans during the first nine months of 2014 declined $1.7 million compared to the same period in 2013. These changes in the average consumer finance loan portfolio, coupled with a 69 basis point and a 75 basis point decline in average yield on the portfolio for the third quarter and first nine months of 2014, respectively, resulted in a $482,000 decline and a $1.8 million decline in net interest income during the third quarter and first nine months of 2014, respectively. The average balance of and average yield on the Consumer Finance segment's loan portfolio have declined as a result of increased competition and loan pricing strategies that competitors have used to grow market share.

The results of the Consumer Finance segment also included a $300,000 and a $1.8 million increase in the provision for loan losses during the third quarter and first nine months of 2014, compared to the same periods in 2013, as the net charge-off ratio has remained higher through the first nine months of 2014, compared to the first nine months of 2013, as a result of the continued difficult economic environment, reduced sales prices of repossessed vehicles and easing of underwriting standards by our competitors. The increase in the provision for loan losses during the first nine months of 2014 and the lack of significant portfolio growth since December 31, 2013 resulted in an increase in the ratio of the allowance for loan losses to total loans to 8.36 percent at September 30, 2014 from 8.32 percent at December 31, 2013. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the consumer finance loan portfolio. However, if factors influencing the Consumer Finance segment result in a higher net charge-off ratio, C&F Finance may need to continue to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

Capital Management. Total shareholders' equity was $122.0 million at September 30, 2014, compared to $112.9 million at December 31, 2013. Capital growth resulted from earnings for the first nine months of 2014 and an increase in unrealized holding gains on securities available for sale, which are a component of accumulated other comprehensive income. These increases were offset in part by dividends declared of 30 cents and 89 cents per share during the third quarter and first nine months of 2014, respectively. The third quarter dividend was paid on October 1, 2014 and equated to a payout ratio of 30.9 percent of third quarter net income.

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

During the second quarter of 2014, the Board of Directors of the Corporation authorized a share repurchase program to purchase up to $5.0 million of the Corporation's common stock. The Corporation purchased 2,800 shares under this repurchase program during the third quarter of 2014 through open-market transactions at a net price of $33.05 per share. For more information about these repurchases of the Corporation's common stock, see Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" under the heading "Issuer Purchases of Equity Securities" in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2014 and 2013. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$97,842	$602	2.46%	$29,720	$152	2.05%
Tax-exempt	118,632	1,657	5.59	118,650	1,740	5.87
Total securities	216,474	2,259	4.17	148,370	1,892	5.10
Total loans	862,214	20,059	9.23	732,924	18,335	9.93
Interest-bearing deposits in other banks and federal funds sold	147,817	92	0.24	48,845	29	0.24
Total earning assets	1,226,505	22,410	7.25	930,139	20,256	8.64
Allowance for loan losses	(35,278)			(34,731)
Total non-earning assets	133,408			90,459
Total assets	$1,324,635			$985,867
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$185,006	$96	0.21%	$116,398	$71	0.24%
Money market deposit accounts	184,761	125	0.27	124,099	87	0.28
Savings accounts	98,252	20	0.08	49,667	10	0.08
Certificates of deposit, $100 or more	142,801	305	0.85	123,285	358	1.15
Other certificates of deposit	230,851	440	0.76	156,512	458	1.16
Total time and savings deposits	841,671	986	0.47	569,961	984	0.68
Borrowings	170,718	1,130	2.59	166,425	1,085	2.55
Total interest-bearing liabilities	1,012,389	2,116	0.82	736,386	2,069	1.10
Demand deposits	170,773			117,987
Other liabilities	20,814			24,501
Total liabilities	1,203,976			878,874
Shareholders’ equity	120,659			106,993
Total liabilities and shareholders’ equity	$1,324,635			$985,867
Net interest income		$20,294			$18,187
Interest rate spread			6.43%			7.54%
Interest expense to average earning assets (annualized)			0.68%			0.88%
Net interest margin (annualized)			6.58%			7.77%

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$95,419	$1,864	2.60%	$30,918	$429	1.85%
Tax-exempt	118,191	5,039	5.69	116,367	5,192	5.95
Total securities	213,610	6,903	4.31	147,285	5,621	5.09
Total loans	852,406	59,395	9.32	727,548	54,093	9.94
Interest-bearing deposits in other banks and Federal funds sold	159,314	288	0.24	50,872	89	0.23
Total earning assets	1,225,330	66,586	7.26	925,705	59,803	8.64
Allowance for loan losses	(34,994)			(34,918)
Total non-earning assets	133,090			93,679
Total assets	$1,323,426			$984,466
Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$184,596	$332	0.24%	$125,284	$292	0.31%
Money market deposit accounts	179,223	365	0.27	118,532	250	0.28
Savings accounts	98,042	64	0.09	49,434	31	0.08
Certificates of deposit, $100 or more	147,919	975	0.88	124,542	1,087	1.17
Other certificates of deposit	237,889	1,391	0.78	158,237	1,411	1.19
Total time and savings deposits	847,669	3,127	0.49	576,029	3,071	0.71
Borrowings	170,663	3,350	2.59	165,474	3,228	2.57
Total interest-bearing liabilities	1,018,332	6,477	0.84	741,503	6,299	1.12
Demand deposits	166,076			112,043
Other liabilities	20,994			25,094
Total liabilities	1,205,402			878,640
Shareholders’ equity	118,024			105,826
Total liabilities and shareholders’ equity	$1,323,426			$984,466
Net interest income		$60,109			$53,504
Interest rate spread			6.42%			7.52%
Interest expense to average earning assets (annualized)			0.70%			0.90%
Net interest margin (annualized)			6.56%			7.73%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2014 from 2013
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(6,836)	$8,560	$1,724
Securities:
Taxable	36	414	450
Tax-exempt	(83)	—	(83)
Interest-bearing deposits in other banks and federal funds sold	1	62	63
Total interest income	(6,882)	9,036	2,154

Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(59)	84	25
Money market deposit accounts	(19)	57	38
Savings accounts	—	10	10
Certificates of deposit, $100 or more	(313)	260	(53)
Other certificates of deposit	(737)	719	(18)
Total time and savings deposits	(1,128)	1,130	2
Borrowings (including trust preferred capital notes)	16	29	45
Total interest expense	(1,112)	1,159	47
Change in net interest income	$(5,770)	$7,877	$2,107

	Nine Months Ended September 30, 2014 from 2013
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(5,226)	$10,528	$5,302
Securities:
Taxable	234	1,201	1,435
Tax-exempt	(273)	120	(153)
Interest-bearing deposits in other banks and Federal funds sold	4	195	199
Total interest income	(5,261)	12,044	6,783

Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(105)	145	40
Money market deposit accounts	(10)	125	115
Savings accounts	3	30	33
Certificates of deposit, $100 or more	(374)	262	(112)
Other certificates of deposit	(776)	756	(20)
Total time and savings deposits	(1,262)	1,318	56
Borrowings (including Trust preferred capital notes)	22	100	122
Total interest expense	(1,240)	1,418	178
Change in net interest income	$(4,021)	$10,626	$6,605

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2014 was $20.3 million, compared to $18.2 million for the three months ended September 30, 2013. Net interest income, on a taxable-equivalent basis, for the first nine months of 2014 was $60.1 million, compared to $53.5 million for the first nine months of 2013. The increase in net interest income for the third quarter and first nine months of 2014, compared to the same periods of 2013, was a result of an increase in average earning assets resulting from the acquisition of CVBK on October 1, 2013, offset in part by a decrease in the net interest margin. The net interest margin decreased 119 basis points to 6.58 percent for the third quarter of 2014, and decreased 117 basis points to 6.56 percent for the first nine months of 2014 relative to the same periods in 2013. The decreases in net interest margin during 2014 can be attributed to a decrease in the yield on interest-earning assets offset in part by decreases in the cost of interest-bearing liabilities and an increase in demand deposits that pay no interest. The decreases in yield on interest-earning assets were primarily attributable to large increases in interest-bearing deposits in other banks and federal funds sold, which category of earning assets provides the lowest yield of all categories of earning assets, and decreases in the yields on the investment and loan portfolios for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The decreases in the cost of interest bearing liabilities is a result of the sustained low interest rate environment, the repricing of higher-rate certificates of deposit as they mature to lower rates, and a shift in the mix of deposits from higher cost interest-bearing deposits to lower cost deposits, including non-interest-bearing demand deposits and low-cost interest-bearing demand deposits, money market deposits and savings accounts.

Average loans, which includes both loans held for investment and loans held for sale, increased $129.3 million to $862.2 million for the third quarter of 2014, compared to the same period of 2013. Average loans increased $124.9 million to $852.4 million for the first nine months of 2014, compared to the same period of 2013. In total, average loans held for investment increased $150.6 million during the third quarter of 2014 and $146.8 million during the first nine months of 2014, compared to the same periods of 2013. Average loans in the Retail Banking segment increased $150.2 million and $148.5 million for the third quarter and first nine months of 2014, compared to the same periods of 2013, primarily as a result of the acquisition of CVBK on October 1, 2013. This increase was offset in part by a $1.7 million decrease in the Consumer Finance segment's average loan portfolio for the first nine months of 2014, which declined as a result of increased competition, while average loans for the Consumer Finance segment for the third quarter of 2014 increased by $568,000 compared to the same period of 2013. The Mortgage Banking segment's average portfolio of loans held for sale decreased $129,000 and $2,000 during the third quarter and first nine months of 2014, compared to the same periods of 2013. The decline in demand for mortgage loans and refinancing activity during the third quarter and first nine months of 2014 resulted in a $55.2 million and $228.0 million decrease in loan originations, respectively, when compared to the same periods of 2013.

The overall yield on average loans decreased 70 basis points to 9.23 percent for the third quarter of 2014 and 62 basis points to 9.32 percent for the first nine months of 2014, when compared to the same periods of 2013. These declines include a 69 basis point and a 75 basis point decline in the average yield on the Consumer Finance segment's loan portfolio for the third quarter and first nine months of 2014, respectively, as a result of aggressive pricing strategies by competitive lenders that lowered rates on newly-originated loans during 2013 and 2014. Further contributing to the decline in overall loan yield is the reduction in concentration of the Consumer Finance segment loans, which is the highest yielding component of total loans, as a percentage of total loans held for investment. Partially offsetting these factors in the third quarter and first nine months of 2014 was $326,000 and $1.4 million, respectively, of accretion related to the fair value adjustments to CVB's loan portfolio, which contributed approximately 28 basis points and 24 basis points to the yield on loans and 14 basis points and 17 basis points to the yield on interest earnings assets and the net interest margin for the third quarter of 2014 and first nine months of 2014, respectively.

Average securities available for sale increased $68.1 million for the third quarter of 2014 and $66.3 million for the first nine months of 2014, compared to the same periods of 2013. These increases occurred primarily in mortgage-backed securities, which were acquired in connection with the acquisition of CVBK. The average yield on the available-for-sale securities portfolio declined 93 basis points and 78 basis points for the third quarter and first nine months of 2014, compared to the same periods of 2013. The lower yield on the securities portfolio resulted from a shift in the mix of the securities portfolio from 80 percent and 79 percent concentration in higher-yielding tax-exempt securities for the third quarter and first nine months of 2013, respectively, to 55 percent concentration in tax-exempt securities for both the third quarter and first nine months of 2014.

Average interest-bearing deposits in other banks and Federal funds sold increased $99.0 million and $108.4 million, respectively, for the third quarter and first nine months of 2014, compared to the same periods of 2013, primarily as a result of the acquisition of CVBK, which had excess liquidity as a result of the liquidation of a significant portion of its investment portfolio shortly after the date of acquisition. The average yield on these overnight funds remained stable during the third quarter of 2014 and increased 1 basis point during the first nine months of 2014, compared to the same periods of 2013.

Average interest-bearing time and savings deposits increased $271.7 million for the third quarter of 2014 and $271.6 million in the first nine months of 2014, compared to the same periods of 2013, primarily as a result of the acquisition of CVBK. However, the effect on interest expense of the higher volume of interest-bearing deposits was significantly offset by a 21 basis point decline and a 22 basis point decline for the third quarter and first nine months of 2014, respectively, in the average cost of interest-bearing deposits. In particular, time deposits continued to reprice at lower interest rates upon renewal or were not renewed, and deposit interest expense was further reduced by the accretion of the fair value purchase adjustment on time deposits assumed in the CVB acquisition, which approximated $286,000 and $849,000 for the third quarter and first nine months of 2014.

Average borrowings increased $4.3 million and $5.2 million during the third quarter and first nine months of 2014, compared to the same periods of 2013. These increases were primarily due to the assumption of trust preferred capital notes in connection with the acquisition of CVBK, which had an average carrying value of $4.5 million during both the third quarter and first nine months of 2014. In addition, average retail repurchase agreements increased on average by $645,000 during the first nine months of 2014. The cost of borrowings remained relatively constant during the third quarter and first nine months of 2014, compared to the same periods of 2013.

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

 Noninterest Income

TABLE 3: Noninterest Income

(Dollars in thousands)	Three Months Ended September 30, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$1,188	$—	$—	$1,188
Service charges on deposit accounts	1,179	—	—	—	1,179
Other service charges and fees	1,007	661	4		1,672
Gains on calls of available for sale securities	23	—	—	—	23
Other income	3	(64)	258	364	561
Total noninterest income	$2,212	$1,785	$262	$364	$4,623

(Dollars in thousands)	Three Months Ended September 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$1,790	$—	$—	$1,790
Service charges on deposit accounts	1,010	—	—	—	1,010
Other service charges and fees	682	920	2	51	1,655
Gains on calls of available for sale securities	—	—	—	270	270
Other income	157	226	257	274	914
Total noninterest income	$1,849	$2,936	$259	$595	$5,639

(Dollars in thousands)	Nine Months Ended September 30, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$4,025	$—	$—	$4,025
Service charges on deposit accounts	3,357	—	—	—	3,357
Other service charges and fees	2,909	1,731	11	17	4,668
Gains on calls of available for sale securities	26	—	—	—	26
Other income	428	354	813	1,030	2,625
Total noninterest income	$6,720	$6,110	$824	$1,047	$14,701

(Dollars in thousands)	Nine Months Ended September 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Gains on sales of loans	$—	$7,068	$—	$—	$7,068
Service charges on deposit accounts	2,930	—	—	—	2,930
Other service charges and fees	2,003	2,493	6	129	4,631
Gains on calls of available for sale securities	6	—	—	270	276
Other income	310	817	827	841	2,795
Total noninterest income	$5,249	$10,378	$833	$1,240	$17,700

Total noninterest income decreased $1.0 million, or 18.0 percent, in the third quarter of 2014 and decreased $3.0 million, or 16.9 percent, in the first nine months of 2014, compared to the same periods in 2013. Declines of $1.2 million and $4.3 million in noninterest income for the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013, occurred at the Mortgage Banking segment where gains on sales of loans and ancillary loan origination fees were negatively affected by higher mortgage interest rates, which caused a 27.4 percent decline and a 38.5 percent decline in the Mortgage Banking segment's loan origination volume during the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013. The declines in noninterest income at the Mortgage Banking segment were partially offset by increases of $363,000 and $1.5 million for the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013, at the Retail Banking segment, which resulted from the acquisition of CVB on October 1, 2013 and the contribution of CVB's operations to noninterest income generated by the Retail Banking segment.

Noninterest Expense

TABLE 4: Noninterest Expenses

(Dollars in thousands)	Three Months Ended September 30, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$5,420	$813	$2,382	$196	$8,811
Occupancy expenses	1,561	465	160	2	2,188
Other expenses:
OREO expenses	95	—	—	—	95
Provision for indemnification losses	—	73	—	—	73
Other expenses	2,628	634	1,064	92	4,418
Total other expenses	2,723	707	1,064	92	4,586
Total noninterest expenses	$9,704	$1,985	$3,606	$290	$15,585

(Dollars in thousands)	Three Months Ended September 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$4,531	$1,086	$2,047	$198	$7,862
Occupancy expenses	1,115	463	208	5	1,791
Other expenses:
OREO expenses	290	—	—	—	290
Provision for indemnification losses	—	117	—	—	117
Other expenses	1,991	1,219	851	403	4,464
Total other expenses	2,281	1,336	851	403	4,871
Total noninterest expenses	$7,927	$2,885	$3,106	$606	$14,524

(Dollars in thousands)	Nine Months Ended September 30, 2014
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$16,859	$2,912	$6,636	$628	$27,035
Occupancy expenses	4,592	1,362	545	4	6,503
Other expenses:
OREO expenses	17	—	—	—	17
Provision for indemnification losses	—	182	—	—	182
Other expenses	8,974	1,962	2,981	541	14,458
Total other expenses	8,991	2,144	2,981	541	14,657
Total noninterest expenses	$30,442	$6,418	$10,162	$1,173	$48,195

(Dollars in thousands)	Nine Months Ended September 30, 2013
	Retail Banking	Mortgage Banking	Consumer Finance	Other and Eliminations	Total
Salaries and employee benefits	$12,740	$3,840	$5,981	$599	$23,160
Occupancy expenses	3,292	1,407	618	12	5,329
Other expenses:
OREO expenses	674	—	—	—	674
Provision for indemnification losses	—	492	—	—	492
Other expenses	5,683	2,644	2,615	1,504	12,446
Total other expenses	6,357	3,136	2,615	1,504	13,612
Total noninterest expenses	$22,389	$8,383	$9,214	$2,115	$42,101

Total noninterest expenses increased $1.1 million, or 7.1 percent, in the third quarter of 2014 and increased $6.1 million, or 14.5 percent, in the first nine months of 2014, compared to the same periods in 2013. Noninterest expenses increased at the Retail Banking segment primarily as a result of the acquisition of CVB and the expenses associated with the operation of seven additional branches and the servicing of acquired loans and deposits. Further increases resulted from higher personnel costs during the third quarter and first nine months of 2014 at (1) the Retail Banking segment due to increased staffing in the branch network to support customer service initiatives and the addition of new personnel dedicated to growing C&F Bank's commercial and small business loan portfolio and (2) at the Consumer Finance segment due to an increase in the number of personnel to support expansion into new markets. These increases were partially offset at the Mortgage Banking segment by lower (1) production-based compensation, (2) loan processing expenses and (3) provision for indemnification losses in connection with loans sold to investors; at the Retail Banking segment by lower foreclosed properties expenses as a result of the sale of a majority of these properties since the third quarter of 2013. Additionally, the Corporation recognized approximately $315,000 in transaction costs during the first nine months of 2014 associated with the acquisition of CVBK, as compared to $1.1 million in transaction costs during the first nine months of 2013.

Income Taxes

Income tax expense for the third quarter of 2014 totaled $1.3 million, resulting in an effective tax rate of 28.7 percent, compared to $1.5 million and 30.7 percent for the third quarter of 2013. Income tax expense for the first nine months of 2014 totaled $4.0 million, resulting in an effective tax rate of 28.9 percent, compared to $5.6 million and 32.7 percent for the first nine months of 2013. The decline in the effective tax rate during the third quarter and first nine months of 2014 compared to the same periods of 2013 was a result of higher earnings at the Retail Banking segment, which generates significant tax-exempt income on securities issued by states and political subdivisions and is exempt from state income taxes, as well as non-deductible merger expenses incurred during the third quarter and first nine months of 2013.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance.

The following tables summarize the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Allowance, beginning of period	$35,258	$34,769
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	15	15
Consumer Finance segment	4,125	3,825
Total provision for loan losses	4,140	3,840
Loans charged off:
Real estate—residential mortgage	68	269
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	50	27
Equity lines	—	89
Consumer	95	59
Consumer finance	4,619	4,295
Total loans charged off	4,832	4,739
Recoveries of loans previously charged off:
Real estate—residential mortgage	13	13
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	64	110
Equity lines	—	—
Consumer	40	24
Consumer finance	890	844
Total recoveries	1,007	991
Net loans charged off	3,825	3,748
Allowance, end of period	$35,573	$34,861
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.07%	0.30%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	5.18%	5.17%

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Allowance, beginning of period	$34,852	$35,907
Provision for loan losses:
Retail Banking segment	—	1,000
Mortgage Banking segment	45	75
Consumer Finance segment	10,870	9,065
Total provision for loan losses	10,915	10,140
Loans charged off:
Real estate—residential mortgage	147	744
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	224	2,297
Equity lines	47	126
Consumer	242	287
Consumer finance	12,717	10,656
Total loans charged off	13,377	14,110
Recoveries of loans previously charged off:
Real estate—residential mortgage	37	99
Real estate—construction [1]	—	—
Commercial, financial and agricultural [2]	111	170
Equity lines	—	27
Consumer	210	103
Consumer finance	2,825	2,525
Total recoveries	3,183	2,924
Net loans charged off	10,194	11,186
Allowance, end of period	$35,573	$34,861
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.07%	1.03%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	4.68%	3.83%

___________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For the nine months ended September 30, 2013, the annualized net charge-off ratio for the Retail Banking segment includes a $2.1 million charge-off for a single commercial lending relationship.

Table 6 discloses the allocation of the allowance for loan losses at September 30, 2014 and December 31, 2013.

TABLE 6: Allocation of Allowance for Loan Losses

(Dollars in thousands)	September 30, 2014	December 31, 2013
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,290	$2,355
Real estate—construction [1]	434	434
Commercial, financial and agricultural [2]	7,692	7,805
Equity lines	845	892
Consumer	241	273
Consumer finance	24,071	23,093
Total allowance for loan losses	$35,573	$34,852

 _____________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2014 were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total[1]
Real estate—residential mortgage	$171,109	$2,597	$3,202	$2,314	$179,222
Real estate—construction [2]	3,909	72	2,708	—	6,689
Commercial, financial and agricultural [3]	257,328	7,890	26,634	2,507	294,359
Equity lines	48,608	998	784	409	50,799
Consumer	8,402	15	107	231	8,755
	$489,356	$11,572	$33,435	$5,461	$539,824

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$286,670	$1,196	$287,866

___________

[1]	At September 30, 2014, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVBK of $93.8 million pass rated, $3.7 million special mention, $10.9 million substandard and $738,000 substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses as of September 30, 2014 decreased $302,000 since December 31, 2013 as a result of net charge-offs during 2014 that were provided for in prior periods. While there was a $1.1 million increase in substandard nonaccrual loans during the first nine months of 2014 for the Retail Banking segment, there was no provision for loan losses during this period because of the overall improvement in the quality of the loan portfolio as indicated by the $8.6 million decline in substandard loans. The allowance for loan losses as a percentage of total loans, excluding purchased credit impaired loans, was 2.14 percent and 2.22 percent at September 30, 2014 and December 31, 2013, respectively. We believe that the current level of the allowance for loan losses at the Retail Banking segment is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment's allowance for loan losses increased by $978,000 since December 31, 2013 to $24.1 million at September 30, 2014, and its provision for loan losses increased $300,000 and $1.8 million for the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013. The increase in the provision for loan losses during the first nine months of 2014 and the lack of significant loan portfolio growth since December 31, 2013 resulted in an increase in the ratio of the allowance for loan losses to total loans to 8.36 percent at September 30, 2014 from 8.32 percent at December 31, 2013. The increase in the provision for loan losses resulted from higher net charge-offs throughout the first nine months of 2014, compared to the first nine months of 2013, attributable to the continued difficult economic environment, reduced sales prices of repossessed vehicles and easing of underwriting standards by our competitors leading to higher default rates. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if factors influencing the Consumer Finance segment result in a higher net charge-off ratio in future periods, the Consumer Finance segment may need to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

Nonperforming Assets

Table 8 summarizes nonperforming assets at September 30, 2014 and December 31, 2013.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	September 30, 2014	December 31, 2013
Loans, excluding purchased loans	$427,862	$402,755
Purchased performing loans[1]	85,643	104,471
Purchased credit impaired loans[1]	23,560	32,520
Total loans	$537,065	$539,746

Nonaccrual loans[2]	$4,774	$3,740
Purchased performing-nonaccrual loans[3]	738	651
Total nonaccrual loans	5,512	4,391
OREO[4]	1,087	2,769
Total nonperforming assets[5]	$6,599	$7,160

Accruing loans past due for 90 days or more	$48	$75
Troubled debt restructurings (TDRs)[2]	$5,326	$5,217
Purchased performing TDRs[6]	$280	$403
Allowance for loan losses (ALL)	$10,964	$11,266
Nonperforming assets to total loans and OREO	1.23%	1.34%
ALL to total loans, excluding purchased credit impaired loans[7]	2.14%	2.22%
ALL to total nonaccrual loans	198.91%	256.57%

__________

[1]

The loans acquired from CVB are tracked in two separate categories - "purchased performing" and "purchased credit impaired." The fair market value adjustments for the purchased performing loans are $1.2 million at September 30, 2014 and $1.3 million at December 31, 2013 for interest and $4.0 million at September 30, 2014 and $5.2 million at December 31, 2013 for credit. The fair market value adjustments for the purchased credit impaired loans are $5.6 million at September 30, 2014 and $5.0 million at December 31, 2013 for interest and $10.0 million at September 30, 2014 and $11.5 million at December 31, 2013 for credit.

[2]	Nonaccrual loans include nonaccrual TDRs of $2.5 million at September 30, 2014 and $2.6 million at December 31, 2013.
[3]	Purchased performing-nonaccrual loans are presented net of fair market value interest and credit marks totaling $253,000 at September 30, 2014 and $488,000 at December 31, 2013.
[4]	OREO is recorded at its estimated fair market value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in Table 8.

[6]	Purchased performing TDRs are accruing and are presented net of fair market value interest and credit marks totaling $9,000 at September 30, 2014 and $11,000 at December 31, 2013.
[7]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

Mortgage Banking Segment

(Dollars in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans	$187	$—
Total loans	$2,759	$2,914
ALL	$538	$493
Nonaccrual loans to total loans	6.78%	—%
ALL to loans	19.50%	16.92%
ALL to nonaccrual loans	287.70%	—%

  Consumer Finance Segment

(Dollars in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans	$1,196	$1,187
Accruing loans past due for 90 days or more	$—	$—
Total loans	$287,866	$277,724
ALL	$24,071	$23,093
Nonaccrual consumer finance loans to total consumer finance loans	0.42%	0.43%
ALL to total consumer finance loans	8.36%	8.32%

Total nonperforming assets of the Retail Banking segment totaled $6.6 million at September 30, 2014, compared to $7.2 million at December 31, 2013, a 7.8 percent decline during the first nine months of 2014. The Retail Banking Segment's nonperforming assets at September 30, 2014 included $5.5 million of nonaccrual loans, compared to $4.4 million at December 31, 2013, and $1.1 million of OREO, compared to $2.8 million at December 31, 2013. The increase in nonaccrual loans since December 31, 2013 was generally attributable to smaller balance residential real estate and commercial loans. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors. The 60.7 percent decline in OREO properties since December 31, 2013 resulted from sales of properties that had a total carrying value of $2.5 million at December 31, 2013.

Nonaccrual loans at the Consumer Finance segment were $1.2 million at both September 30, 2014 and at December 31, 2013. As noted above, the ratio of the allowance for loan losses to total consumer finance loans was 8.36 percent as of September 30, 2014, compared with 8.32 percent at December 31, 2013. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at September 30, 2014, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,326	$2,448	$397	$2,213	$96
Commercial, financial and agricultural:
Commercial real estate lending	2,676	2,774	423	2,670	101
Builder line lending	—	—	—	—	—
Commercial business lending	482	483	128	492	5
Equity lines	30	32	1	22	1
Consumer	92	92	14	93	3
Total	$5,606	$5,829	$963	$5,490	$206

Impaired loans, which included $5.6 million of TDRs, and the related allowance at December 31, 2013, were as follows:

(Dollars in thousands)	Recorded Investment in Loans	Unpaid Principal Balance	Related Allowance	Average Balance-Impaired Loans	Interest Income Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

TDRs (including purchased performing TDRs) at September 30, 2014 and December 31, 2013 were as follows:

TABLE 10: Troubled Debt Restructurings

(Dollars in thousands)	September 30, 2014	December 31, 2013
Accruing TDRs	$3,110	$3,026
Nonaccrual TDRs[1]	2,496	2,594
Total TDRs[2]	$5,606	$5,620

_______________________________

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At September 30, 2014, the Corporation had total assets of $1.3 billion, which was an increase of $3.7 million since December 31, 2013. The increase resulted primarily from a $7.3 million increase in total loans.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate – residential mortgage	$179,222	22%	$188,455	23%
Real estate – construction [1]	6,689	1	5,810	1
Commercial, financial and agricultural [2]	294,359	35	288,593	35
Equity lines	50,799	6	50,795	6
Consumer	8,755	1	9,007	1
Consumer finance	287,866	35	277,724	34
Total loans	827,690	100%	820,384	100%
Less allowance for loan losses	(35,573)		(34,852)
Total loans, net	$792,117		$785,532

_____________________________________________________________

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, changes in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2014 and December 31, 2013, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S Treasury securities	$—	—%	$10,000	5%
U.S. government agencies and corporations	25,220	11	29,950	14
Mortgage-backed securities	63,546	29	50,863	23
Obligations of states and political subdivisions	131,327	60	127,139	58
Corporate and other debt securities	—	—	158	—
Total available for sale securities at fair value	$220,093	100%	$218,110	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at September 30, 2014 and December 31, 2013, see Part I, Item 1, "Financial Statements" under the heading "Note 3: Investment Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which consist of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2014 deposits decreased $6.9 million to $1.00 billion at September 30, 2014, compared to $1.01 billion at December 31, 2013. This decrease resulted primarily from a $32.7 million decrease in time deposits, mostly offset by a $23.9 million increase in non-interest bearing demand deposits of individuals and corporations and a $2.0 million increase in savings and interest-bearing demand deposits.

The Corporation had $2.3 million in brokered money market deposits outstanding at September 30, 2014, compared to $2.4 million at December 31, 2013. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $170.5 million at September 30, 2014 from $169.8 million at December 31, 2013 as a result of a $651,000 increase in retail overnight repurchase agreements with commercial depositors, the level of which is a function of the deposit balances maintained by these depositors.

Off-Balance Sheet Arrangements

As of September 30, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in Part I, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

As of September 30, 2014, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part I, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, at September 30, 2014 totaled $261.7 million, compared to $216.4 million at December 31, 2013. The increase in liquid assets since December 31, 2013 resulted primarily from the Corporation's election in January 2014 to secure public deposits by the pooled method, rather than the dedicated or opt-out method, which reduced the amount of collateral required to secure public deposits and thus increased the amount of unpledged securities. The Corporation’s funding sources for borrowings, including the capacity, amount outstanding and amount available at September 30, 2014 are presented in Table 13.

TABLE 13: Funding Sources

	September 30, 2014
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	40,000	—	40,000
Borrowings from the FHLB	141,037	52,500	88,537
Borrowings from Federal Reserve Bank	30,586	—	30,586
Revolving line of credit	120,000	75,487	44,513
Total	$401,623	$132,987	$268,636

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

TABLE 14: Capital Ratios

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total Capital (to Risk-Weighted Assets)
Corporation	$135,224	15.3%	$70,825	8.0%	N/A	N/A
Bank	133,869	15.2	70,666	8.0	$88,332	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	123,869	14.0	35,412	4.0	N/A	N/A
Bank	122,534	13.9	35,333	4.0	52,999	6.0
Tier 1 Capital (to Average Assets)
Corporation	123,869	9.5	52,193	4.0	N/A	N/A
Bank	122,534	9.4	52,151	4.0	65,189	5.0

As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Corporation	$126,202	14.8%	$68,137	8.0%	N/A	N/A
Bank	100,538	14.5	55,400	8.0	$69,250	10.0%
CVB	20,632	13.0	12,710	8.0	15,888	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	115,257	13.5	34,069	4.0	N/A	N/A
Bank	91,559	13.2	27,700	4.0	41,550	6.0
CVB	20,597	13.0	6,355	4.0	9,533	6.0
Tier 1 Capital (to Average Assets)
Corporation	115,257	8.9	51,664	4.0	N/A	N/A
Bank	91,559	9.4	38,964	4.0	48,706	5.0
CVB	20,597	6.2	13,332	4.0	16,644	5.0

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

The Corporation's capital resources may be further affected by the Corporation's share repurchase program, which was authorized by the Corporation's Board of Directors during the second quarter of 2014. Under this program the Corporation is authorized to purchase up to $5.0 million of its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The share repurchase program is authorized through May 2015. As of September 30, 2014, an additional $4.9 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

Effects of Inflation and Changing Prices

The Corporation’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP).  U.S. GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Other than as disclosed in this Item 1A, "Risk Factors," there have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation's Board of Directors has authorized a share repurchase program for the Corporation's outstanding common stock through May 2015 (the Repurchase Program). Repurchases under the Repurchase Program may be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.

The following table summarizes repurchases of the Corporation's common stock that occurred during the three months ended September 30, 2014.

(Dollars in thousands)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	$—	—	$—
August 1, 2014 - August 31, 2014	2,800	33.05	2,800	4,907
September 1, 2014 - September 30, 2014	—	—	—	—
Total	2,800	$33.05	2,800	$4,907
_________________________

1 These shares were purchased through open-market transactions under the Repurchase Program.

ITEM 6.	EXHIBITS

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

C&F FINANCIAL CORPORATION
(Registrant)

Date	November 10, 2014	/s/ Larry G. Dillon
Larry G. Dillon
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date	November 10, 2014	/s/ Thomas F. Cherry
Thomas F. Cherry
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)