Form 10-K
period 2014-12-31
C & F FINANCIAL CORP
filed 2015-03-11
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 was $114,598,638.

There were 3,393,935 shares of common stock outstanding as of March 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 21, 2015 are incorporated by reference in Part III of this report.

PART I

ITEM 1.BUSINESS

General

C&F Financial Corporation (the Corporation) is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of Citizens and Farmers Bank (the Bank or C&F Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. C&F Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. C&F Bank has the following five wholly-owned active subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•	C&F Mortgage Corporation and its wholly-owned subsidiary Certified Appraisals LLC

•	C&F Finance Company and its wholly-owned subsidiary C&F Remarketing LLC

•	C&F Investment Services, Inc.

•	C&F Insurance Services, Inc.

•	CVB Title Services, Inc.

On October 1, 2013, the Corporation acquired all of the outstanding common stock of Central Virginia Bankshares, Inc. (CVBK) in an all-cash transaction in which CVBK shareholders received $0.32 for each share of CVBK common stock they owned, or approximately $846,000 in the aggregate. In addition, the Corporation purchased from the U.S. Treasury for $3.4 million all of CVBK's preferred stock and warrants issued to the U.S. Treasury under the Capital Purchase Program (CPP). CVBK was a one-bank holding company incorporated under the laws of the Commonwealth of Virginia. CVBK owned all of the stock of Central Virginia Bank (CVB), which was an independent commercial bank chartered under the laws of the Commonwealth of Virginia. On March 22, 2014, CVBK was merged with and into C&F Financial Corporation and CVB was merged with and into C&F Bank.

The Corporation operates in a decentralized manner in three principal business activities: (1) retail banking through C&F Bank, (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). The following general business discussion focuses on the activities within each of these segments.

In addition, the Corporation conducts brokerage activities through C&F Investment Services, Inc., insurance activities through C&F Insurance Services, Inc. and title insurance service through CVB Title Services, Inc. The financial position and operating results of any one of these subsidiaries are not significant to the Corporation as a whole and are not considered principal activities of the Corporation at this time.

The Corporation also owns three non-operating subsidiaries, C&F Financial Statutory Trust II (Trust II) formed in December 2007, C&F Financial Statutory Trust I (Trust I) formed in July 2005, and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) formed in December 2003. These trusts were formed for the purpose of issuing $10.0 million each for Trust II and Trust I of the Corporation’s junior subordinated debt securities and $5.0 million for CVBK Trust I of  junior subordinated debt securities originally issued by CVBK, but assumed by the Corporation when CVBK was merged into the Corporation on March 22, 2014, with all such issuances occuring in private placements to institutional investors. All three trusts are unconsolidated subsidiaries of the Corporation. The principal assets of these trusts are $10.3 million each for Trust II and Trust I and $5.2 million for CVBK Trust I of the Corporation's junior subordinated debt securities (such securities of the Corporation referred to herein as “trust preferred capital notes”) that are reported as liabilities of the consolidated Corporation.

Retail Banking

We provide retail banking services through C&F Bank. C&F Bank provides retail banking services at its main office in West Point, Virginia, and 24 Virginia branches located one each in Cartersville, Chester, Cumberland, Hampton, Mechanicsville, Newport News, Norge, Powhatan, Providence Forge, Quinton, Saluda, Sandston, Varina, West Point and Yorktown, two in Williamsburg, three in Richmond and four in Midlothian. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet banking and debit and credit cards, as well as travelers’ checks, safe deposit box rentals, collection, notary public, wire service and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2014, assets of the Retail Banking segment totaled $1.18 billion. For the year ended December 31, 2014, the net income for this segment totaled $5.6 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 12 locations in Virginia, two in Maryland and two in North Carolina. The Virginia offices are located one each in Charlottesville, Fishersville, Fredericksburg, Glen Allen, Harrisonburg, Lynchburg, Newport News, Roanoke, Virginia Beach and Williamsburg, and two in Midlothian. The Maryland offices are located in Annapolis and Waldorf. The North Carolina offices are located in Gastonia and Raleigh. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Wells Fargo Home Mortgage; Franklin American Mortgage Company; Penny Mac Corporation; and the Virginia Housing Development Authority (VHDA). C&F Mortgage does not securitize loans. C&F Bank may also purchase permanent loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Through its subsidiary, C&F Mortgage also provides ancillary mortgage loan origination services for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2014, assets of the Mortgage Banking segment totaled $42.4 million. For the year ended December 31, 2014, net income for this segment totaled $411,000.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Missouri, New Hampshire, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia, in Nashville, Tennessee and in Hunt Valley, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. The typical borrowers on the retail installment sales contracts purchased have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2014, assets of the Consumer Finance segment totaled $283.9 million. For the year ended December 31, 2014, net income for this segment totaled $6.9 million.

Employees

At December 31, 2014, we employed 616 full-time equivalent employees. We consider relations with our employees to be excellent.

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

Mortgage Banking

C&F Mortgage competes with large national and regional banks, credit unions, smaller regional mortgage lenders and small local broker operations. Due to the increased regulatory and compliance burden, the industry has seen a consolidation in the number of competitors in the marketplace. The agency guidelines for sales of mortgages in the secondary market business continue to be stringent.  Interest rates, low housing inventory, cash buyers, new mortgage lending regulations and other market conditions have resulted in reduced originations across the industry during 2014.  C&F Mortgage was not immune to these factors, as its production declined as well.

The competitive factors faced by C&F Mortgage have changed and may continue to change due to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Dodd-Frank Act affects many aspects of mortgage finance regulation, which has changed and may continue to result in changes to the competitive landscape in the future. The many modifications introduced have required or will require extensive rulemaking, and the full effect of the Dodd-Frank Act and the full effect of the related compliance burden will not be known for some time to come. The reforms to mortgage lending encompass broad new restrictions on lending practices and loan terms, amend price thresholds for certain lending segments, add new disclosure forms and procedures for all mortgages, and mandate stronger legal liabilities in connection with real estate finance. In addition, the Dodd-Frank Act authorizes the Consumer Financial Protection Bureau (the CFPB) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay (for which the finalized rules became effective in January 2014), and allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the Dodd-Frank Act and CFPB regulations. While C&F Mortgage is continuing to evaluate all aspects of the Dodd-Frank Act and regulations issued pursuant thereto and by the CFPB, such legislation and regulations could materially and adversely affect the manner in which it conducts its mortgage business, result in heightened federal regulation and oversight of its business activities, and result in increased costs and potential litigation associated with its business activities. Given the far-reaching effect of the Dodd-Frank Act and CFPB regulations on mortgage finance, compliance with the requirements of the Dodd-Frank Act and CFPB regulations may require substantial changes to mortgage lending systems and processes and other implementation efforts.

To operate profitably in this environment, lenders must have a high level of operational and risk management skills and be able to attract and retain top mortgage origination talent. C&F Mortgage competes by attracting the top people in sales and operations in the industry, providing an infrastructure that manages regulatory changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

No material part of C&F Mortgage’s business is dependent upon a single customer and the loss of any single customer would not have a materially adverse effect upon C&F Mortgage’s business. Further, C&F Mortgage has implemented strategies to mitigate potential disruption in C&F Mortgage's direct or indirect access to the secondary market for residential mortgage loans. C&F Mortgage, like all residential mortgage lenders, would be affected by the inability of Fannie Mae, Freddie Mac, the FHA or the VA to purchase or guarantee loans. Although C&F Mortgage sells loans to various intermediaries, the ability of these aggregators to purchase or guarantee loans would be limited if these government-sponsored entities cease to exist or materially limit their purchases or guarantees of mortgage loans or suffer deteriorations in their financial condition.

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

During 2013 and 2014, a number of financial institutions and other lenders have increased focus on operations in the non-prime automobile finance markets resulting in intensified competition for loans and qualified personnel and, to a lesser extent thus far, credit easing. To continue to operate profitably, lenders must have a high level of operational and risk management skills and access to competitive costs of funds.

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

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Corporation’s and the Bank’s operations.

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Act, which was adopted on July 21, 2010 and, in part, is intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Corporation continues to experience a period of rapidly changing regulations. These regulatory changes could have a significant effect on how the Corporation conducts its business. The specific implications of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are adopted in the coming months and years to implement regulatory reform initiatives.

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

Each of the Bank’s depository accounts is insured by the Federal Deposit Insurance Corporation (the FDIC) against loss to the depositor to the maximum extent permitted by applicable law, and federal law and regulatory policy impose a number of obligations and restrictions on the Corporation and the Bank to reduce potential loss exposure to depositors and to the FDIC Deposit Insurance Fund (DIF). For example, pursuant to the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company must commit resources to support its subsidiary depository institutions, which is referred to as serving as a "source of strength." In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damages is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

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

Capital Requirements

The Federal Reserve Board and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking organizations they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules.  The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

The Basel III Final Rules were effective January 1, 2015, and the Basel III Final Rules capital conservation buffer will be phased in from 2015 to 2019.

When fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules.  For example, mortgage servicing  rights, deferred tax assets, dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds  10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  These deductions from and adjustments to regulatory capital will generally be phased in beginning in 2015 through 2018.

The Basel III Final Rules permanently includes in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25% of Tier 1 capital. The Corporation expects that its trust preferred securities will be included in the Corporation’s Tier 1 capital until their maturity.

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

•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage,” subject to certain exceptions.

•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volcker Rule).

•	Implement corporate governance revisions that apply to all public companies not just financial institutions.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

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

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent – which requirement will be met by rules that will be proposed by the FDIC when the reserve ratio approaches 1.15 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. The FDIC has adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Regulation of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI) and its primary federal regulator, the FDIC. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the VBFI is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (CRA) and fair housing initiatives, and the applicant's compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

Community Reinvestment Act. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2014, the Bank received a "Satisfactory" CRA rating.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2014, the Bank owned $3.3 million of FHLB stock.

Consumer Protection. The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act (TILA) and the Real Estate Settlement Procedures Act (RESPA)).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve Board and to the Bank by the FDIC. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s principal regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve Board and FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Corporation and the Bank cannot be determined with certainty.

Mortgage Banking Regulation. In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases, restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act (ECOA), TILA, Home Mortgage Disclosure Act, RESPA, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

The Bank’s mortgage origination activities are also subject to Regulation Z, which implements TILA. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Corporation’s Mortgage Banking segment predominately originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

In addition to certain regulations applicable to the Bank, the Corporation’s Mortgage Banking segment is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development (HUD), the FHA,

the USDA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees.

Consumer Financing Regulation. The Corporation’s Consumer Finance segment also is regulated by the VBFI and the states and jurisdictions in which it operates, and the segment's lending operations are subject to numerous federal regulations over which the CFPB has rulemaking authority and regarding which enforcement authority is shared by the Federal Reserve Board, the FDIC, the Department of Justice and the Federal Trade Commission. The VBFI regulates and enforces laws relating to consumer lenders and sales finance agencies such as C&F Finance. Such rules and regulations generally provide for licensing of sales finance agencies; limitations on amounts, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights.

Certain federal regulatory agencies, and in particular, the CFPB, the Federal Trade Commission, and the Federal Reserve Board, have recently become more active in investigating the products, services and operations of banks and other finance companies engaged in auto finance activities. These investigations have extended to banks that engage in indirect automobile lending, and the CFPB has released regulatory guidance that deems automobile lenders within the CFPB’s jurisdiction responsible for ECOA noncompliance even if such noncompliance is a result of dealer lending practices. As of January 1, 2015, the Corporation and C&F Finance are not subject to supervision by the CFPB.

Other Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2014, the Bank was considered “well capitalized.”

Incentive Compensation. The Federal Reserve Board, the Office of the Comptroller of the Currency (OCC) and the FDIC have issued regulatory guidance (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not "large, complex banking organizations." The findings will be included in reports of examination, and deficiencies will be incorporated into the organization's supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

As required by the Dodd-Frank Act, in March 2011 the SEC and the federal bank regulatory agencies proposed regulations that would prohibit financial institutions with assets of at least $1 billion from maintaining executive compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that could lead to material financial loss. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives and will require the Corporation to submit annual reports to the Federal Reserve Board regarding the Corporation’s incentive compensation. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance. The comment period for these proposed regulations has closed and a final rule has not yet been published.

Financial Holding Company Status. As provided by the Gramm-Leach-Bliley Act of 1999 (GLBA), a bank holding company may become eligible to engage in activities that are financial in nature or incident or complimentary to financial activities by qualifying as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the Federal Reserve Board a declaration of its intention to become a financial holding company. To date, the Corporation has not filed a declaration to become a financial holding company, and qualification as such by other bank holding companies has not had a material effect on the Corporation's or the Bank’s business.

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

The Corporation is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (FBI) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the U.S. Department of the Treasury (the Treasury) and contact the FBI. The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an "enemy" of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Corporation and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with less than $10 billion in total consolidated assets, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization's financial condition. Based on existing regulatory guidance, the Corporation and the Bank will be expected to consider the institution's interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). On December 10, 2013, the U.S. financial regulatory agencies (including the Federal Reserve Board, the FDIC and the SEC) adopted final rules to implement the Volcker Rule. Among other things, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015. However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule effective April 1, 2014 to exempt CDOs backed by TruPS from the final rule implementing the Volcker Rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (c) the banking entity acquired the CDO investment on or before December 10, 2013. Neither the Corporation nor the Bank currently has any CDO investments, and the Corporation believes that its financial condition will not be significantly affected by the Volcker Rule, the final rule or the interim rule. Several portions of the Volcker Rule remain subject to regulatory rulemaking and legislative activity, including to further delay effectiveness of some provisions of the Volcker Rule.  The Corporation and the Bank do not expect that any delays in the effectiveness of a portion of the Volcker Rule will significantly affect the Corporation’s or the Bank’s financial condition.

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

Available Information

The Corporation’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. In addition, any document filed by the Corporation with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800-SEC-0330. The Corporation’s SEC filings also are available through our web site at http://www.cffc.com under "Investor Relations/SEC Filings" as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Corporation’s secretary at P.O. Box 391, West Point, VA 23181 or by calling 804-843-2360.

ITEM 1A.RISK FACTORS

Deterioration in the soundness of our counterparties or disruptions to credit markets could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. In addition, over the last several years, developments in the global or national economies or financial markets have caused temporary disruptions in the credit and liquidity markets, which at times has restricted the flow of capital to credit markets and financial institutions, and future disruptions could restrict our ability to engage in routine funding transactions and adversely affect our liquidity. There is no assurance that the failure of our counterparties would not materially adversely affect the Corporation’s results of operations.

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

The Dodd-Frank Act could continue to increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, represents a sweeping overhaul of the financial services industry regulatory environment within the United States and mandates significant changes in the financial regulatory landscape that will affect all financial institutions, including the Corporation. The Dodd-Frank Act has increased and will likely continue to increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, have been given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations, many of which have not been finalized. Consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations, and it remains too early to fully assess the complete effect of the Dodd-Frank Act and related regulatory rulemaking processes on our business, financial condition or results of operations.

The Dodd-Frank Act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which when considered in connection with the Basel III Final Rules and related regulatory capital rules and proposals could significantly limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

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

The Basel III Final Rules will require higher levels of capital and liquid assets, which could adversely affect the Corporation's net income and return on equity.

The Basel III Final Rules represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. This new capital framework and related changes to the standardized calculations of risk-weighted assets are complex and create additional compliance burdens, especially for community banks. The Basel III Final Rules require bank holding companies and their subsidiaries, such as the Corporation and C&F Bank, to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Final Rules, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Corporation believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules. However, the Corporation can offer no assurances with regard to the ultimate effect of the Basel III Final Rules, and satisfying increased capital requirements imposed by the Basel III Final Rules may require the Corporation to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.

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

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules, which became effective April 1, 2011.  A depository institution’s deposit insurance assessment is now calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits.  While the Corporation’s FDIC insurance assessments have declined as a result of this change, the Bank’s FDIC insurance premiums could increase if the Bank’s asset size increases, if the FDIC raises base assessment rates, or if the FDIC takes other actions to replenish the DIF.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We attempt to minimize our exposure to interest rate risk, but we are unable to eliminate it. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. The Federal Reserve’s Federal Open Market Committee has stated it will keep the federal funds target rate at 0%-0.25% until economic, inflation and labor conditions improve. While such a continuance of accommodative monetary policy could allow us to continue to reprice a portion of our fixed-rate deposits at lower rates, sustained low interest rates could put further pressure on the yields generated by our loan portfolio and on our net interest margin. There is no guarantee we will continue to be able to reprice deposits at favorable rates as competition for deposits from both local and national financial institutions is intense, and continued pressure on our asset yields and net interest margin could adversely affect our results of operations.

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

Deterioration in economic conditions, such as the recent recession could hurt our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; and a deterioration in the value of collateral for loans made by our various business segments.

Our level of credit risk is higher due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2014, 37 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2014, 34 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of residential loan products for sale into the secondary market to investors.  Interest rates, low housing inventory, cash buyers, new mortgage lending regulations and other market conditions have resulted in reduced originations across the industry during 2014.  C&F Mortgage was not immune to these factors, as its production declined as well.

In addition, credit markets have continued to experience difficult conditions and volatility. While payment defaults by borrowers and mortgage loan foreclosures may have abated, the agencies and investors continue to submit claims in an attempt to minimize their losses. This may result in potential repurchase or indemnification liability to C&F Mortgage on residential mortgage loans originated and sold into the secondary market in the event of claims by investors of borrower misrepresentation, fraud, early-payment default, or underwriting error, as investors attempt to minimize their losses. We cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications, or that established reserves will be adequate, which could adversely affect the Corporation’s net income.

Our home lending profitability could be significantly reduced if we are not able to originate and sell a high volume of mortgage loans.

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

Pursuant to the Dodd-Frank Act and the subsequent final rules issued by the CFPB in January 2013 amending Regulation Z, as implemented by the Truth in Lending Act, effective January 2014 mortgage lenders are responsible for making a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. These CFPB rules require a mortgage lender to either (i) originate "qualified mortgages," defined as loans that do not include negative amortization, interest-only payments, balloon payments, or terms longer than 30 years; or (ii) originate loans that consider eight separate underwriting factors that are identified in the CFPB rules to evaluate each borrower's ability to repay. These CFPB rules, in addition to other previously-issued and to-be-issued CFPB regulations, could materially affect our ability to originate and sell a high volume of mortgage loans, which could adversely affect our financial condition and results of operations.

An increase in interest rates may reduce our mortgage revenues, which would negatively impact our noninterest income.

Our Mortgage Banking segment provides a significant portion of our noninterest income.  We generate gains on sales of mortgage loans primarily from sales of mortgage loans that we originate to investors.  In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in noninterest income.  In addition, our results of operations are affected by the amount of noninterest expenses associated with mortgage banking activities, such as salaries and employee benefits.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for losses in our loan portfolio. Our allowance for loan losses is determined by analyzing historical loan losses for relevant periods of time, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses are considerations with respect to the effect of economic events, the outcome of which are uncertain. Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income. Although we believe our allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future.

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

We may incur losses on purchased loans that are materially greater than reflected in our fair value adjustments.

We accounted for the CVBK acquisition under the acquisition method of accounting, recording the acquired assets and liabilities of CVBK at fair value based on acquisition accounting adjustments. We recorded at fair value all purchased credit-impaired loans acquired based on the present value of their expected cash flows. We estimated cash flows using specific credit reviews of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which uses assumptions about matters that are inherently uncertain, and involves the exercise of our best judgment in making those assumptions. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-acquisition carrying value of purchased credit-impaired loans and their expected cash flows - the nonaccretable difference - is available to absorb future charge-offs, we may be required to increase our allowance for loan losses and related provision expense due to subsequent additional credit deterioration in these loans.

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

In the ordinary course of business, the Corporation collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Corporation's business strategy. The Corporation has invested in information security technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Corporation's computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Security breaches, including cyber incidents and hacking events, have been experienced by several of the world’s largest financial institutions that utilize sophisticated security tools to prevent such breaches, incidents and events.  Any security breach that we experience could expose us to possible liability and damage our reputation. We rely on standard security systems and procedures to provide the security and authentication necessary to effect secure collection, transmission and storage of sensitive data. These systems and procedures include but are not limited to (i) regular penetration testing of our network perimeter, (ii) regular employee training programs on sound security practices, (iii) deployment of tools to monitor our network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus and anti-malware, resource logging and patch management, (iv) multifactor authentication for customers using treasury management tools, and (v) enforcement of security policies and procedures for the additions and maintenance of user access and rights to resources.

While most of our core data processing is conducted internally, certain key applications are outsourced to third party providers. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.  Additionally, in recent years banking regulators have focused on the responsibilities of financial institutions to supervise vendors and other third-party service providers.  We may have to dedicate significant resources to manage risks and regulatory burdens presented by our relationship with vendors and third-party service providers, including our data processing and cybersecurity service providers.

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

Our common stock price has been volatile in the past and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, changes in analysts' recommendations or projections with regard to our common stock or the markets and businesses in which we operate, operations and stock performance of other companies deemed to be peers, and reports of trends and concerns and other issues related to the financial services industry. Fluctuations in our common stock price may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved comments from the SEC staff.

ITEM 2.PROPERTIES

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

C&F Bank owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 85,000 square feet. Portions of the building were renovated in 2005 and 2014 in order to house the C&F Bank's operations center, which consists of C&F Bank’s loan, deposit and administrative functions and staff.

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

C&F Bank owns 23 other retail banking branch locations and leases one retail banking branch location and one regional commercial lending office in Virginia. Rental expense for leased locations totaled $141,000 for the year ended December 31, 2014.

C&F Bank owns a building located at 2036 New Dorset Road in Powhatan, Virginia. The building was built in 1996 and has three floors totaling 14,000 square feet that had previously housed CVB's operations center. The building is currently utilized as an additional training and backup facility.

C&F Mortgage’s Newport News loan production office is located on the second floor of C&F Bank’s Newport News branch building. In addition, C&F Mortgage has 14 loan production offices leased from nonaffiliates including 10 in Virginia, two in Maryland, and two in North Carolina. Rental expense for leased locations totaled $774,000 for the year ended December 31, 2014.

The Hampton office of C&F Finance is located on the second floor of C&F Bank’s Hampton branch building. C&F Finance has a lease agreement with an unrelated third party for approximately 17,000 square feet of office space in Richmond, Virginia, which is being used for C&F Finance’s headquarters and its loan and administrative functions and staff. C&F Finance has two leased offices, one each in Maryland and Tennessee. Rental expense for leased locations totaled $325,000 for the year ended December 31, 2014.

All of the Corporation’s properties are in good operating condition and are adequate for the Corporation’s present and anticipated future needs.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) Present Position	Business Experience During Past Five Years

Larry G. Dillon (62) Chairman and Chief Executive Officer

Chairman and Chief Executive Officer of the Corporation and C&F Bank since December 2014; Chairman, President and Chief Executive Officer of the Corporation and C&F Bank from 1989 to December 2014; Chairman, President and Chief Executive Officer of CVBK and CVB from September 2013 through March 2014

Thomas F. Cherry (46) President, Chief Financial Officer and Secretary

Secretary of the Corporation and C&F Bank since 2002; President and Chief Financial Officer of the Corporation and C&F Bank since December 2014; Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank from December 2004 to December 2014; Executive Vice President and Chief Financial Officer of CVBK and CVB from September 2013 through March 2014

Bryan E. McKernon (58) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995

John A. Seaman, III (57) Senior Vice President and Chief Credit Officer, C&F Bank

Senior Vice President and Chief Credit Officer of C&F Bank since October 2011 and of CVB from September 2013 through March 2014; Director of Homebuilder Banking-Special Situations Group, Mid-Atlantic Region, Wells Fargo Bank, N.A., with particular responsibility for residential loan resolution and workouts from 2008 through September 2011

S. Dustin Crone (46) President, C&F Finance	President of C&F Finance since 2010; Executive Vice President of C&F Finance from 2006 through 2009

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of March 6, 2015, there were approximately 2,200 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $35.80.  Following are the

high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were declared quarterly in 2014 and 2013.

	2014			2013
Quarter	High	Low	Dividends	High	Low	Dividends
First	$45.88	$32.13	$0.29	$42.00	$36.80	$0.29
Second	37.04	30.33	0.30	55.99	38.35	0.29
Third	36.99	32.61	0.30	59.59	48.06	0.29
Fourth	39.97	32.40	0.30	56.68	43.17	0.29

Payment of dividends is at the discretion of the Corporation’s board of directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1, “Business,” under the heading “Limits on Dividends.”

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors has authorized a share repurchase program for the Corporation’s outstanding common stock through May 2015 (the Repurchase Program).  Repurchases under the Repurchase Program may be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exhange Act and/or Rule 10b-18 of the Exchange Act.  As of December 31, 2014, an additional $4.9 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation's common stock that occurred during the three months ended December 31, 2014.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased [1]	per Share	Programs	Programs
October 1, 2014 - October 31, 2014	234	$33.01	—	$—
November 1, 2014 - November 30, 2014	—	—	—	—
December 1, 2014 - December 31, 2014	1,349	38.74	—	—
Total	1,583	$37.89	—	$—

1  These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares.

ITEM 6.          SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except share and per share amounts)	2014	2013	2012	2011	2010
Selected Year-End Balances:
Total assets	$1,333,323	$1,312,297	$977,018	$928,124	$904,137
Total shareholders’ equity	123,373	112,941	102,197	96,090	92,777
Total loans (net)	800,198	785,532	640,283	616,984	606,744
Total deposits	1,026,101	1,008,292	686,184	646,416	625,134
Summary of Operations:
Interest income	$86,495	$80,212	$76,964	$73,790	$69,848
Interest expense	8,525	8,623	10,111	11,881	13,235
Net interest income	77,970	71,589	66,853	61,909	56,613
Provision for loan losses	16,330	15,085	12,405	14,160	14,959
Net interest income after provision for loan losses	61,640	56,504	54,448	47,749	41,654
Noninterest income	19,571	22,220	20,622	17,171	17,935
Noninterest expenses	64,135	57,612	51,042	46,209	48,530
Income before taxes	17,076	21,112	24,028	18,711	11,059
Income tax expense	4,730	6,710	7,646	5,735	2,949
Net income	12,346	14,402	16,382	12,976	8,110
Effective dividends on preferred stock	—	—	311	1,183	1,149
Net income available to common shareholders	$12,346	$14,402	$16,071	$11,793	$6,961
Per share:
Earnings per common share—basic	$3.63	$4.36	$5.00	$3.76	$2.26
Earnings per common share—assuming dilution	3.59	4.18	4.86	3.72	2.24
Dividends	1.19	1.16	1.08	1.01	1.00
Weighted average number of shares—assuming dilution	3,436,278	3,443,982	3,305,902	3,172,277	3,103,469
Significant Ratios:
Return on average assets	0.93%	1.35%	1.71%	1.30%	0.78%
Return on average common equity	10.34	13.39	17.05	14.86	9.74
Dividend payout ratio – common shares	32.80	26.61	21.60	26.86	44.25
Average common equity to average assets	9.02	10.07	10.03	8.75	8.01

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives, operating initiatives related to the acquisition of CVBK and continued integration of CVB into C&F Bank, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve Board including quantitative easing programs, capital requirements, growth strategy, hedging strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate, including the Dodd-Frank Act and regulations promulgated thereunder, the CFPB and the regulatory and enforcement activities of the CFPB and the Basel III Final Rules

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

•

the ability to achieve the operations and results expected after the CVBK acquisition, including anticipated cost savings, continued relationships with major customers and deposit retention, and the ability to effectively integrate CVB into C&F Bank

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks

•	demand for financial services in the Corporation’s market area

•	the Corporation's expansion and technology initiatives

•	reliance on third parties for key services

•	accounting principles, policies and guideline and elections by the Corporation thereunder

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

Loans Acquired in a Business Combination: The Corporation has accounted for the loans acquired in the acquisition of CVBK and its subsidiary CVB in accordance with FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations. Accordingly, as of the acquisition, CVB's loans were segregated between (i) purchased credit-impaired (PCI) loans and (ii) purchased performing loans and were recorded at estimated fair value without the carryover of the related allowance for loan losses.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the "nonaccretable difference," and is not recorded.  Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the "accretable" yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield.

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

The Corporation's PCI loans currently consist of loans acquired in connection with the acquisition of CVB. PCI loans that were classified as nonperforming loans by CVB are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

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

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisition of CVBK in October 2013 and C&F Bank's acquisition of C&F Finance Company in September 2002. With the adoption of Accounting Standards Update (ASU) 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation may first assess qualitative factors to determine if it is more likely than not that the fair value of goodwill is less than the carrying amount, which determines if the two-step goodwill impairment test is necessary. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Corporation’s goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. If an impairment test is performed, we will prepare a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

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

Derivative Financial Instruments:  The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation's derivative financial instruments consist of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and related forward sales commitments and (2) interest rate swaps that qualify as cash flow hedges of the Corporation's trust preferred capital notes. Because the IRLCs and forward sale commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are reported as noninterest income. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

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

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (ROA), (ii) return on average common equity (ROE), and (iii) growth in earnings.  In addition to these financial performance measures, we track the performance of the Corporation’s three principal business activities: retail banking, mortgage banking, and consumer finance.  We also actively manage our capital through growth, dividends and share repurchases, while considering the need to maintain a strong regulatory capital position.

On October 1, 2013, the Corporation acquired all of the outstanding common stock of CVBK. On March 22, 2014, CVBK was merged with and into the Corporation and CVB was merged with and into C&F Bank.  The Corporation's financial position and results of operations as of and for the year ended December 31, 2014 include the acquired assets and assumed liabilities of CVBK that remain on the Corporation’s balance sheet and the results of operating such assets and liabilities subsequent to the acquisition of CVBK.

Financial Performance Measures

Net income for the Corporation was $12.3 million in 2014, or $3.59 per common share assuming dilution compared with net income of $14.4 million in 2013 or $4.18 per common share assuming dilution. The change in financial results for 2014, as compared to 2013, was principally attributable to lower earnings at the Mortgage Banking and Consumer Finance segments, offset in part by an increase in earnings at the Retail Banking segment. At the Mortgage Banking segment, interest rates, low housing inventory, cash buyers, new mortgage lending regulations and other market conditions have led to weaker mortgage loan origination volume and correspondingly lower income from gains on sales of loans and ancillary mortgage lending fees during 2014.  Partially offsetting the negative effects of the production decline was a decline in production-based compensation. At the Consumer Finance segment, higher net charge-offs attributable to (1) the continued difficult economic environment for non-prime consumers, (2) reduced sale prices on repossessed vehicles, (3) the effect of easing of underwriting standards by our competitors and (4) our borrowers willingness to default on their loans has resulted in a higher provision for loan losses during 2014, compared to 2013. The Retail Banking segment, which reported an increase in earnings during 2014, compared to 2013, benefited from (1) fair value accounting adjustments associated with the acquisition of CVBK, (2) the effect of the continued low interest rate environment on the costs of deposits, (3) a decline in the provision for loan losses as a result of improvement in asset quality, and (4) a decline in expenses associated with other real estate owned as a result of the sale of a majority of these properties since December 31, 2013.

See “Principal Business Activities” below for additional discussion.

The Corporation’s ROE and ROA were 10.34 percent and 0.93 percent, respectively, for the year ended December 31, 2014, compared to 13.39 percent and 1.35 percent, respectively, for the year ended December 31, 2013.  The decrease in these ratios during 2014 resulted primarily from lower net income during 2014. The decline in ROE was also affected by internal capital growth of 9.2 percent since December 31, 2013 resulting from earnings and an increase in unrealized appreciation of the corporation’s investment securities portfolio, offset by dividends and warrant and share repurchases. The decline in ROA was also affected by average asset growth of 24.0 percent resulting from the corporation’s acquisition of CVBK in 2013.

2015 Outlook

Management believes the Corporation's financial performance in 2015 will be affected by (i) lower accretion income related to the fair value accounting adjustments for the CVBK acquisition, partially offset by an increase in interest income from growth in average loans outstanding, (ii) continued sluggish mortgage loan demand that may continue to depress loan production levels in the Mortgage Banking segment, which could be further affected by increases in interest rates, and (iii) continued elevated charge-off levels and competition in the Consumer Finance segment. The following additional factors could influence the Corporation’s financial performance in 2015:

•

Retail Banking: Our ability to achieve loan growth will be a significant influence on the Bank’s performance during 2015. General economic trends in the Bank’s markets have contributed to lackluster demand for new loans and increased competition. It will be challenging to maintain the Retail Banking segment's net interest margin at its current level if funds obtained from loan repayments and from deposit growth cannot be fully used to originate new loans and instead are reinvested in lower-yielding assets, or held as interest-bearing deposits in other banks. As part of our strategy to increase lending and build our brand, C&F Bank has continued to strengthen its commercial lending presence in Hampton Roads and Richmond, Virginia, improved its small business loan platform, and has fully integrated the former CVB branches expanding the branch network to 25. While we incurred initial costs to fully integrate CVB's operations into the Bank, we expect to realize cost savings going forward and will be able to leverage our technology investments over the past several years in systems and products that enhance fraud prevention and deliver state-of-the-art banking products to our customers.

•

Mortgage Banking: C&F Mortgage generates significant noninterest income from the sale of residential loan products into the secondary market to investors. Our ability to maintain a level of loan production in 2015 sufficient to sustain profitability will be dependent on market factors beyond our control, such as changes in interest rates, housing starts and loan demand. If mortgage interest rates rise during 2015, C&F Mortgage may experience a continuation of lower loan demand, particularly for mortgage refinancings, which could negatively affect earnings of the Mortgage Banking segment in 2015. In addition, during 2015 C&F Mortgage will continue to (i) incur fixed costs associated with its expansion into new markets (ii) compete to retain and attract qualified loan officers, especially given the heightened federal regulation of lending practices and loan terms (iii) incur higher costs related to compliance with new residential mortgage regulations and (iv) implementation of new technology.

•

Consumer Finance: C&F Finance provides automobile financing through lending programs that are designed to serve customers in the non-prime market. Increased competition and loan pricing strategies that competitors have used to grow market share have had a significant adverse effect on the growth of the Consumer Finance segment’s loan portfolio.  In addition, loan performance within this market segment is particularly vulnerable to economic conditions, including a protracted period of unemployment because unemployment benefits expire for those who have not been able to find employment and households may be underemployed. C&F Finance began experiencing higher delinquency levels and charge-offs during the second half of 2013, and if economic conditions for customers in the non-prime finance segment do not improve and if resale values on repossessed vehicles continue to decline, the elevated levels of charge-offs may continue in 2015, which will negatively affect the Consumer Finance segment's earnings in 2015. The combination of these factors may result in slower loan growth and lower earnings in the Consumer Finance segment during 2015. We also expect continued strong competition among automobile finance lenders for qualified personnel in 2015, which may affect personnel costs at C&F Finance during 2015.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The Retail Banking segment reported net income of $5.6 million for the year ended December 31, 2014, compared to $3.3 million for the year ended December 31, 2013. The improvement in financial results for 2014, as compared to 2013, was significantly driven by the fair value accounting adjustments resulting from the acquisition of CVB. These adjustments resulted from marking assets and liabilities acquired from CVB to fair market values as of the acquisition date. Accordingly, yields on loans and investments acquired from CVB increased and the cost of certificates of deposit decreased, the benefits of which were partially offset by the amortization of the core deposit intangible and higher depreciation associated with the write-up of certain buildings recognized in the acquisition of CVB. The net accretion attributable to these adjustments was $1.9 million, net of taxes ($3.0 million before taxes), during the year ended December 31, 2014, compared to $549,000, net of taxes ($844,000 before taxes) during 2013 after the acquisition of CVB.  The improvement in net income of the Retail Banking segment for the year ended December 31, 2014, compared to the year ended December 31, 2013 also resulted from, (1) the effects of the continued low interest rate environment on C&F Bank's cost of deposits throughout 2014, (2) stability in loan credit quality resulting in a $1.0 million decrease in the loan loss provision for 2014 compared to 2013, and (3) a significant decline in C&F Bank's foreclosed properties resulting in lower holding costs and loss provisions.   Partially offsetting these positive factors for Retail Banking were the effects of the following:  (1) higher personnel costs associated with increased staff levels and support positions associated with the addition of seven branches through the acquisition of CVB and the addition of commercial loan personnel focused on growing the segment’s commercial and small business loan portfolios, (2) one-time costs and ongoing operating expenses associated with the effects of combining CVB’s operations into the Bank’s, and (3) depreciation of equipment purchased to upgrade CVB’s systems and equipment to conform to the Bank’s technology infrastructure.

C&F Bank's nonperforming assets were $5.5 million at December 31, 2014, compared to $7.2 million at December 31, 2013. Nonperforming assets at December 31, 2014 included $4.7 million in nonaccrual loans, compared to $4.4 million at December 31, 2013, and $786,000 in foreclosed properties, compared to $2.8 million at December 31, 2013. The increase in nonaccrual loans since December 31, 2013 was generally attributable to smaller balance residential real estate and commercial loans. The decline in OREO during the year ended December 31, 2014 resulted from sales of properties that had a total carrying value of $2.5 million at December 31, 2013, partially offset by foreclosures in 2014.  Troubled debt restructured (TDR) loans were $5.8 million at December 31, 2014, of which $2.0 million were included in nonaccrual loans, as compared to $5.6 million of TDR loans at December 31, 2013, of which $2.6 million were included in nonaccrual loans.

Mortgage Banking: C&F Mortgage reported net income of $411,000 for the year ended December 31, 2014, compared to $2.0 million for the year ended December 31, 2013. The entire mortgage industry, including the Corporation’s Mortgage Banking segment, is experiencing significantly reduced refinancing and historically low purchase activity, which has translated into weaker mortgage loan volume and correspondingly lower income from gains on sales of loans and ancillary mortgage lending fees.

Loan origination volume for the year ended December 31, 2014 declined to $478.6 million from $721.3 million for the year ended December 31, 2013. During 2014, the amount of loan originations for refinancings and new and resale home purchases were $71.8 million and $406.8 million, respectively, compared to $223.6 million and $497.7 million, respectively, during 2013. The decrease in origination volume is largely a result of  interest rates, low housing inventory, cash buyers, new mortgage lending regulations and other market conditions. The lower volume of loan originations in 2014 resulted in a decrease in gains on sales of loans, which were $5.1 million  for the year ended December 31, 2014, compared to $7.5 million for the year ended December 31, 2013.

If conditions influencing the mortgage banking environment, such as interest rates and housing inventories, do not improve, C&F Mortgage may experience a continuation of lower loan demand, particularly for mortgage refinancings, which would negatively affect earnings of the mortgage banking segment in future periods.

Consumer Finance: C&F Finance reported net income of $6.9 million for the year ended December 31, 2014, compared to $10.5 million for the year ended December 31, 2013. Average loans for the year ended December 31, 2014 were essentially level with average loans for the year ended December 31, 2013. The lack of portfolio growth year over year, along with a decline of 74 basis points in the average yield on the portfolio for the year ended December 31, 2014 have resulted in a $2.1 million decline in net interest income during the year.  Increased competition and loan pricing strategies that competitors have used to grow market share have had a significant adverse effect on the growth and average yield of the Consumer Finance segment’s loan portfolio.

The provision for loan losses increased $2.3 million as a result of an increase in charge offs and growth in the loan portfolio.  The increase in loan charge-offs during 2014 is a result of the current economic environment for non-prime consumers, reduced sales prices of repossessed vehicles and easing of underwriting standards and pricing by competitors. Because of the increase in charge-offs and management’s expectation that the factors driving the increased charge-offs will persist, we have increased C&F Finance's allowance for loan losses as a percentage of loans at December 31, 2014 to 8.50 percent, as compared with 8.32 percent at December 31, 2013. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio. However, if the current economic environment continues and credit easing by new entrants and competitors in the automobile financing sector intensifies, the Consumer Finance segment could continue to experience an elevated level of charge-offs during 2015, which may result in higher provisions for loan losses and limit loan portfolio growth.

Other and Eliminations:   The net loss for this combined segment was $587,000 for the year ended December 31, 2014, compared to a net loss of $1.4 million for the year ended December 31, 2013. The "other segment" includes the Corporation's holding company, which recognized $1.0 million in transaction costs, net of taxes ($1.2 million before taxes) during the year ended December 31, 2013 associated with the Corporation's acquisition of CVBK.

Capital Management

Total shareholders’ equity was $123.4 million at December 31, 2014, compared to $112.9 million at December 31, 2013.  Capital growth resulted from earnings for the year ended December 31, 2014 and an increase in unrealized holding gains on securities available for sale, which are a component of accumulated other comprehensive income, partially offset by dividends and warrant and share repurchases.

The Corporation’s board of directors continued its policy of paying dividends in 2014 and declared a quarterly cash dividend of 30 cents per common share for the fourth quarter of 2014. The dividend payout ratio was 32.8 percent of basic earnings per share for the year ended December 31, 2014. The board of directors continues to evaluate the dividend payout in light of changes in economic conditions, capital levels and expected future levels of earnings, and the changes to the regulatory capital framework implemented by the Basel III Final Rules that were approved during 2013 by the federal banking agencies and are effective (subject to certain limited phase-in schedules) as of January 1, 2015.

Further affecting capital during 2014 was the Corporation’s repurchase from the United States Department of the Treasury (Treasury) of a warrant to purchase 167,504 shares of the Corporation’s common stock at an exercise price of $17.91 per share (Warrant).  The Warrant was issued to Treasury in January 2009 in connection with the Corporation’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program.  The Corporation paid an aggregate purchase price of $2.3 million for the repurchase of the Warrant, which has been cancelled.  The repurchase price was based on the fair market value of the Warrant as agreed upon by the Corporation and Treasury.  With the repurchase of the Warrant, the Corporation has completely exited the TARP Capital Purchase Program.

During the second quarter of 2014, the Board of Directors of the Corporation authorized a share repurchase program to purchase up to $5.0 million of the Corporation’s common stock.  The Corporation purchased 2,800 shares under this repurchase program during 2014 through open market transactions at an average price of $33.05 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets for each of the years ended December 31, 2014, 2013 and 2012 and includes the average balances of CVBK since October 1, 2013. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Net interest income also includes the net interest income of CVBK since October 1, 2013, which includes accretion and amortization associated with the fair value adjustments recognized in connection with the Corporation's purchase of CVBK. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2014			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$96,286	$2,493	2.59%	$47,886	$1,065	2.22%	$20,376	$336	1.65%
Tax-exempt	118,221	6,693	5.66	116,846	6,928	5.93	117,612	7,059	6.00
Total securities	214,507	9,186	4.28	164,732	7,993	4.85	137,988	7,395	5.36
Loans, net	854,948	79,246	9.27	761,751	74,456	9.77	732,972	71,998	9.82
Interest-bearing deposits in other banks and Fed funds sold	157,205	378	0.24	68,093	159	0.23	11,695	22	0.19
Total earning assets	1,226,660	88,810	7.24	994,576	82,608	8.31	882,655	79,415	9.00
Allowance for loan losses	(35,090)			(34,880)			(35,126)
Total non-earning assets	132,546			108,088			92,821
Total assets	$1,324,116			$1,067,784			$940,350

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing deposits	$186,548	$439	0.24%	$137,615	$412	0.30%	$110,237	$410	0.37%
Money market deposit accounts	181,530	493	0.27	132,449	382	0.29	98,045	369	0.38
Savings accounts	97,643	83	0.09	61,237	73	0.12	45,645	45	0.10
Certificates of deposit, $100 thousand or more	139,502	1,299	0.93	133,363	1,464	1.10	134,668	2,047	1.52
Other certificates of deposit	241,231	1,766	0.73	179,387	1,920	1.07	163,921	2,454	1.50
Total time and savings deposits	846,454	4,080	0.48	644,051	4,251	0.66	552,516	5,325	0.96
Borrowings	170,101	4,445	2.61	167,003	4,372	2.62	162,312	4,786	2.95
Total interest-bearing liabilities	1,016,555	8,525	0.84	811,054	8,623	1.06	714,828	10,111	1.41
Demand deposits	166,928			123,859			104,737
Other liabilities	21,260			25,348			23,749
Total liabilities	1,204,743			960,261			843,314
Shareholders’ equity	119,373			107,523			97,036
Total liabilities and shareholders’ equity	$1,324,116			$1,067,784			$940,350
Net interest income		$80,285			$73,985			$69,304
Interest rate spread			6.40%			7.25%			7.59%
Interest expense to average earning assets			0.69%			0.87%			1.15%
Net interest margin			6.55%			7.44%			7.85%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in the components of net interest income on a taxable-equivalent basis, and includes the changes in CVBK's net interest income since October 1, 2013. We calculated the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate-Volume Recap

	2014 from 2013			2013 from 2012
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans	$(3,988)	$8,778	$4,790	$(357)	$2,815	$2,458
Securities:
Taxable	199	1,229	1,428	150	579	729
Tax-exempt	(316)	81	(235)	(85)	(46)	(131)
Interest-bearing deposits in other banks and Fed funds sold	5	214	219	7	130	137
Total interest income	(4,100)	10,302	6,202	(285)	3,478	3,193
Interest expense:
Time and savings deposits:
Interest-bearing deposits	(100)	127	27	(89)	91	2
Money market deposit accounts	(23)	134	111	(98)	111	13
Savings accounts	(25)	35	10	11	17	28
Certificates of deposit, $100 thousand or more	(230)	65	(165)	(563)	(20)	(583)
Other certificates of deposit	(707)	553	(154)	(749)	215	(534)
Total time and savings deposits	(1,085)	914	(171)	(1,488)	414	(1,074)
Borrowings	(8)	81	73	(549)	135	(414)
Total interest expense	(1,093)	995	(98)	(2,037)	549	(1,488)
Change in net interest income	$(3,007)	$9,307	$6,300	$1,752	$2,929	$4,681

2014 Compared to 2013

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2014 was $80.3 million, compared to $74.0 million for the year ended December 31, 2013. The increase in net interest income for 2014, compared to 2013, was a result of an increase in average earning assets resulting from the acquisition of CVBK, offset in part by a decrease in the net interest margin. Net interest margin decreased 89 basis points to 6.55 percent for 2014 relative to 2013. The decrease in net interest margin during 2014 was attributable to a decrease in the yield on interest-earning assets of 107 basis points, offset in part by decreases in the cost of interest-bearing liabilities and an increase in demand deposits that pay no interest. The decrease in the yield on interest-earning assets was primarily attributable to a large increase in interest-bearing deposits in other banks and federal funds sold, which provides the lowest yield of all earning assets, and decreases in the yields on the investment and loan portfolios. The decrease in the cost of interest-bearing liabilities is a result of the sustained low interest rate environment, the repricing of higher-rate certificates of deposit as they mature to lower rates, and a shift in the mix of deposits from higher cost interest-bearing deposits to lower cost deposits, including non-interest-bearing demand deposits and low-cost interest-bearing demand deposits, money market deposits and savings accounts.

Average loans, which includes both loans held for investment and loans held for sale, increased $93.2 million to $854.9 million for the year ended December 31, 2014, compared to 2013. In total, average loans held for investment increased $112.4 million for the year ended December 31, 2014 compared to 2013, which included increases attributable to the acquisition of CVBK on October 1, 2013. These increases were offset in part by a $19.2 million decline in the Mortgage Banking segment's average portfolio of loans held for sale during 2014, compared to 2013. The decline in demand for mortgage loans and refinancing activity during 2014 resulted in a $242.7 million decrease in loan originations during 2014, representing a 33.6 percent decline compared to 2013.

The overall yield on average loans decreased 50 basis points to 9.27 percent for year ended December 31, 2014, compared to 2013. The majority of the decrease was the result of a 74 basis point decline in the average yield on the Consumer Finance loan portfolio for the year ended December 31, 2014 which was due to increased competition and loan pricing strategies that competitors have used to grow market share.  Partially offsetting these factors in 2014 was $2.7 million of accretion related to the fair value interest adjustments to CVB's loan portfolio, which contributed approximately 32 basis points to the yield on loans and 22 basis points to the yield on interest earning assets and 23 basis points to the net interest margin for 2014.

Average securities available for sale increased $49.8 million for the year ended December 31, 2014, compared to  2013, which was primarily attributable to the acquisition of CVB's securities portfolio. The average yield on the securities portfolio decreased due to the (1) lower-yielding securities within CVB’s portfolio that were included for the full year, (2) purchase of lower-yielding shorter-term securities and (3) reinvestment of  the proceeds from calls and maturities of longer-term, higher yielding securities to shorter-term, lower-yielding taxable securities. The Corporation has utilized the strategy of investing in lower-yielding, shorter-term securities to limit exposure to potential future rising interest rate environments.

Average interest-bearing deposits in other banks and federal funds sold increased $89.1 million for the year ended December 31, 2014, compared to the same period of 2013, which was primarily attributable to the acquisition of CVBK. The remainder of the increase in 2014 resulted from deposit growth and lower loan funding needs of C&F Mortgage due to the decline in demand for mortgage loans during 2014. The average yield on these overnight funds increased one basis point during 2014.

Average interest-bearing time and savings deposits increased $202.4 million for the year ended December 31, 2014, compared to the same period in 2013, which was primarily attributable to the acquisition of CVB. The average cost of interest-bearing deposits declined 18 basis points during 2014, which resulted from (1) the repricing of time deposits that matured throughout 2013 and into 2014 to lower interest rates, (2) a decline in interest rates paid on NOW and money market deposit accounts in the sustained low interest rate environment, (3) a shift in deposit composition to non-term savings and money market deposits, which pay lower interest rates, and (4) time deposit accretion related to the fair value accounting adjustment to CVB’s time deposit, which reduced the cost of interest-bearing deposits by 13 basis points.

Average borrowings increased $3.1 million for the year ended December 31, 2014, compared to the same period of 2013. This increase was primarily due to the Corporation’s assumption of $5.2 million of trust preferred capital notes in connection with the acquisition of CVBK. The average cost of borrowings declined one basis point during 2014.

The continuing challenge at the Retail Banking segment will be the deployment of excess cash into earning assets as we expect significant competition for loans and the low interest rate environment to continue to suppress yields on investment securities.  If market conditions, such as interest rates and housing inventories, do not improve, the Mortgage Banking segment may continue to experience lower loan demand, particularly for refinancings, which could reduce interest income on loans originated for sale, further contributing to a deterioration in net interest margin. The net interest margin at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that competitors may use to grow market share in automobile financing. This increased competition may result in lower yields and lower loan growth as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

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

Average loans, which includes both loans held for investment and loans held for sale, increased $28.8 million to $761.8 million for the year ended December 31, 2013, compared to the same period of 2012. In total, average loans held for investment increased $45.2 million from the year ended December 31, 2012 to the same period in 2013, which included increases of $36.1 million attributable to the acquisition of CVB on October 1, 2013 and $20.7 million attributable to growth in the Consumer Finance segment's average loan portfolio. These increases were offset in part by a $12.0 million decline in C&F Bank's portfolio of average loans held for investment, where loan production has been negatively affected by weak demand for new loans in the current economic environment and intense competition for loans in our markets. The Mortgage Banking segment's average portfolio of loans held for sale decreased $16.4 million during 2013, compared to 2012. The decline in demand for mortgage loans and refinancing activity during 2013 resulted in a $118.8 million decrease in loan originations during 2013 compared to 2012.

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

Average securities available for sale increased $26.7 million for the year ended December 31, 2013, compared to the same period of 2012, of which $16.3 million was attributable to the acquisition of CVB's securities portfolio since October 1, 2013. Securities also increased at C&F Bank where the average balance of shorter-term securities of U.S. government agencies and corporations increased $10.1 million. Shifts in the mix of investments from higher-yielding securities to lower-yielding securities were attributable to (1) collateral requirements to support public deposits and (2) reinvesting the proceeds from calls and maturities of longer-term investments to shorter-term taxable securities to limit the Corporation's exposure to potential future rising interest rate environments. The lower yield on the securities portfolio during 2013 resulted from the calls and maturities of higher-yielding securities and purchases of lower-yielding shorter-term securities, as described above, and the inclusion of lower-yielding securities within CVB’s portfolio.

Average interest-bearing deposits in other banks and federal funds sold increased $56.4 million for the year ended December 31, 2013, compared to the same period of 2012, of which $15.7 million was attributable to the acquisition of CVBK. The remainder of the increase in 2013 resulted from deposit growth and lower loan funding needs of (i) C&F Bank due to weak loan demand and heightened competition for loans and (ii) C&F Mortgage due to the decline in demand for mortgage loans during 2013. The average yield on these overnight funds increased four basis points during 2013.

Average interest-bearing time and savings deposits increased $91.5 million for the year ended December 31, 2013, compared to the same period in 2012, of which $68.9 million was attributable to the acquisition of CVB. The remainder of the increase occurred at C&F Bank from higher average interest-bearing demand, money market and savings deposits at C&F Bank, which was offset in part by lower average certificates of deposit. The average cost of interest-bearing deposits declined 30 basis points during 2013, which resulted from (1) the repricing of time deposits that matured throughout 2012 and into 2013 to lower interest rates, (2) a decline in interest rates paid on NOW and money market deposit accounts in the sustained low interest rate environment (3) a shift in deposit composition to non-term savings and money market deposits, which pay lower interest rates, and (4) time deposit accretion related to the fair value accounting adjustment to CVB’s time deposit, which reduced the cost of interest-bearing deposits by four basis points.

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

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$5,108	$—	$—	$5,108
Service charges on deposit accounts	4,468	—	—	—	4,468
Other service charges and fees	3,901	2,314	14	17	6,246
Gains on calls of available for sale securities	29	—	—	—	29
Other income	772	394	1,213	1,341	3,720
Total noninterest income	$9,170	$7,816	$1,227	$1,358	$19,571

	Year Ended December 31, 2013
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$7,510	$—	$—	$7,510
Service charges on deposit accounts	4,197	—	—	—	4,197
Other service charges and fees	2,917	3,131	9	163	6,220
Gains on calls of available for sale securities	6	—	—	270	276
Other income	552	1,177	1,181	1,107	4,017
Total noninterest income	$7,672	$11,818	$1,190	$1,540	$22,220

	Year Ended December 31, 2012
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans *	$—	$7,692	$—	$—	$7,692
Service charges on deposit accounts	3,326	—	—	—	3,326
Other service charges and fees	2,431	3,669	11	199	6,310
Gains on calls of available for sale securities	11	—	—	—	11
Other income	356	646	1,138	1,143	3,283
Total noninterest income	$6,124	$12,007	$1,149	$1,342	$20,622

*Gains on sales of loans at the Mortgage Banking segment have been reclassified to conform to current year presentation.

2014 Compared to 2013

Total noninterest income decreased $2.6 million, or 11.9 percent, for the year ended December 31, 2014, compared to the same period in 2013. The decrease in total noninterest income for 2014 was attributable to the Mortgage Banking segment where current market conditions caused a decline of 33.6 percent in loan origination volume during 2014 and corresponding decreases of $2.4 million in gains on sales of loans and $1.6 million in ancillary loan origination fees constituting a 33.9 percent decline in noninterest income generated by that segment.  Noninterest income also declined because of a nonrecurring $270,000 gain recognized in 2013 from the sale of securities by the Corporation.  These decreases were partially offset by higher noninterest income at the Retail Banking segment, which included a full year of CVB noninterest income. In addition, C&F Bank recognized higher activity-based debit card interchange and service charges on its deposit accounts resulting from increased customer activity during 2014.

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

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$22,944	$3,568	$8,962	$836	$36,310
Occupancy expense	6,250	1,832	717	7	8,806
Other expenses:
OREO expenses	6	—	—	—	6
Provision for indemnification losses	—	240	—	—	240
Other expenses	11,714	2,536	4,022	501	18,773
Total other expenses	11,720	2,776	4,022	501	19,019
Total noninterest expense	$40,914	$8,176	$13,701	$1,344	$64,135

	Year Ended December 31, 2013
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$18,361	$4,118	$7,877	$811	$31,167
Occupancy expense	4,665	1,894	823	15	7,397
Other expenses:
OREO expenses	681	—	—	—	681
Provision for indemnification losses	—	558	—	—	558
Other expenses	9,154	3,429	3,477	1,749	17,809
Total other expenses	9,835	3,987	3,477	1,749	19,048
Total noninterest expense	$32,861	$9,999	$12,177	$2,575	$57,612

	Year Ended December 31, 2012
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits*	$15,562	$3,795	$7,591	$865	$27,813
Occupancy expense	4,041	1,904	827	23	6,795
Other expenses:
OREO expenses	1,634	—	—	—	1,634
Provision for indemnification losses	—	1,205	—	—	1,205
Other expenses	6,710	3,156	3,273	456	13,595
Total other expenses	8,344	4,361	3,273	456	16,434
Total noninterest expense	$27,947	$10,060	$11,691	$1,344	$51,042

*Salaries and employee benefits for prior periods at the Mortgage Banking segment have been reclassified to conform to current year presentation.

2014 Compared to 2013

Total noninterest expenses increased $6.5 million, or 11.3 percent, for the year ended December 31, 2014, compared to the same period in 2013. The increase in total noninterest expenses for 2014, which includes a full year of CVBK noninterest expenses, resulted primarily from higher personnel costs during 2014  (1) at C&F Bank due to increased staff levels and support positions associated with the addition of seven branches through the acquisition of CVB and the addition of new personnel dedicated to growing C&F Bank's commercial and small business loan portfolio, (2) due to one-time costs and ongoing operating expenses associated with the effects of combining CVB’s operations into C&F Bank’s and (3) due to depreciation of equipment purchased to upgrade CVB’s systems and equipment to conform to C&F Bank’s technology infrastructure. In addition, personnel costs increased at the Consumer Finance segment due to an increase in the number of personnel related to the segment’s expansion efforts throughout 2013.  These increases were partially offset by a lower OREO expense at the Retail Banking segment, lower variable loan production costs at the Mortgage Banking segment and nonrecurring transaction costs recognized in 2013 associated with the Corporation’s acquisition of CVBK.

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

INCOME TAXES

Income taxes on 2014 earnings amounted to $4.7 million, resulting in an effective tax rate of 27.7 percent, compared with $6.7 million, or 31.8 percent, in 2013 and $7.6 million, or 31.8 percent, in 2012. Earnings of the Retail Banking segment, which are exempt from state income taxes and include tax-exempt income on securities issued by states and political subdivisions, increased in 2014 and became a larger portion of the Corporation’s earnings.  Therefore, the Corporation’s effective tax rate declined in 2014 as compared to 2013.  Further, the Corporation’s effective tax rate in 2013 reflected the effect of $707,000 of non-deductible expenses associated with the acquisition of CVBK on October 1,

2013. For 2013 compared to 2012, the effective tax rate remained the same even through earnings of the Retail Banking segment increased because of the effect of $707,000 of non-deductible expenses associated with the acquisition of CVB in 2013.

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

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred, as a percentage of loans outstanding, was 2.10 percent in 2014, 1.32 percent in 2013 and 0.73 percent in 2012.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance, beginning of period	$34,852	$35,907	$33,677	$28,840	$24,027
Provision for loan losses:
Retail Banking segment	—	1,030	2,400	6,000	6,500
Mortgage Banking segment	60	90	165	360	34
Consumer Finance segment	16,270	13,965	9,840	7,800	8,425
Total provision for loan losses	16,330	15,085	12,405	14,160	14,959
Loans charged off:
Real estate—residential mortgage	161	849	793	1,096	334
Real estate—construction[1]	—	—	—	—	—
Commercial, financial and agricultural[2]	271	2,298	2,074	2,566	3,787
Equity lines	80	126	159	52	44
Consumer	312	399	337	319	189
Consumer finance	19,022	16,398	10,134	8,144	7,976
Total loans charged off	19,846	20,070	13,497	12,177	12,330
Recoveries of loans previously charged off:
Real estate—residential mortgage	59	106	35	98	6
Real estate—construction[1]	—	3	—	—	—
Commercial, financial and agricultural[2]	210	227	121	173	21
Equity lines	—	28	79	12	32
Consumer	250	173	207	122	83
Consumer finance	3,751	3,393	2,880	2,449	2,042
Total recoveries	4,270	3,930	3,322	2,854	2,184
Net loans charged off	15,576	16,140	10,175	9,323	10,146
Allowance, end of period	$35,606	$34,852	$35,907	$33,677	$28,840
Ratio of net charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	0.06%	0.73%	0.72%	0.89%	0.97%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	5.39%	4.59%	2.76%	2.39%	2.89%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allocation of allowance for loan losses, end of year:
Real estate—residential mortgage	$2,313	$2,355	$2,358	$2,379	$1,442
Real estate—construction [1]	434	434	424	480	581
Commercial, financial and agricultural [2]	7,744	7,805	9,824	10,040	8,688
Equity lines	812	892	885	912	380
Consumer	211	273	283	319	307
Consumer finance	24,092	23,093	22,133	19,547	17,442
Unallocated	—	—	—	—	—
Balance, December 31	$35,606	$34,852	$35,907	$33,677	$28,840
Ratio of loans to total year-end loans:
Real estate—residential mortgage	21%	23%	22%	22%	23%
Real estate—construction [1]	1	1	1	1	2
Commercial, financial and agricultural [2]	37	35	30	33	34
Equity lines	6	6	5	5	5
Consumer	1	1	1	1	1
Consumer finance	34	34	41	38	35
	100%	100%	100%	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2014 were as follows:

TABLE 7A: Credit Quality Indicators *

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$171,414	$2,978	$2,953	$2,472	$179,817
Real estate – construction [2]	4,677	—	2,648	—	7,325
Commercial, financial and agricultural [3]	269,631	7,591	27,590	2,033	306,845
Equity lines	48,443	772	750	356	50,321
Consumer	7,984	103	33	43	8,163
	$502,149	$11,444	$33,974	$4,904	$552,471

*Included in the table above are loans purchased in connection with the acquisition of CVB of $87.3 million pass rated, $3.0 million special mention, $10.7 million substandard and $603,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$282,293	$1,040	$283,333

[1]	At December 31, 2014, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2013 were as follows:

TABLE 7B: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,670	$2,209	$3,580	$1,996	$188,455
Real estate – construction [2]	2,899	116	2,795	—	5,810
Commercial, financial and agricultural [3]	243,576	8,571	34,573	1,873	288,593
Equity lines	48,603	1,003	898	291	50,795
Consumer	8,616	2	158	231	9,007
	$484,364	$11,901	$42,004	$4,391	$542,660

*Included in the table above are loans purchased in connection with the acquisition of CVB of $119.8 million pass rated, $3.3 million special mention, $17.8 million substandard and $652,000 substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses decreased $305,000 since December 31, 2013 as a result of net charge-offs during 2014 that were largely provided for through provisions in loan losses recognized in prior periods.  While there was a slight increase in substandard nonaccrual loans since December 31, 2013, there was no provision for loan losses at the Retail Banking segment during 2014 because of the overall improvement in the quality of the loan portfolio as indicated by the $8.0 million decline in substandard loans. The allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 2.08 percent at December 31, 2014, compared to 2.22 percent at December 31, 2013. We believe that the current level of the allowance for loan losses at C&F Bank is adequate to absorb any losses on existing loans that may become uncollectible. If current economic conditions continue or worsen, a higher level of nonperforming loans may be experienced in future periods, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased by $999,000 to $24.1 million at December 31, 2014 from $23.1 million at December 31, 2013, and its provision for loan losses increased $2.3 million for the year ended December 31, 2014, as compared to 2013. The increase in provision for loan losses during 2014 and the lack of significant loan portfolio growth since December 31, 2013 resulted in an increase in the ratio of the allowance for loan losses as a percentage of loans at December 31, 2014 to 8.50 percent from 8.32 percent at December 31, 2013. The increase in the provision for loan losses during 2014 was primarily attributable to higher net charge-offs, which resulted from the uncertain economic conditions, lower resale prices of repossessed vehicles and easing of underwriting standards and pricing by our competitors leading to higher default rates. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if factors influencing the Consumer Finance segment result in higher net charge-off ratio in future periods, the Consumer Finance segment may need to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

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

At the Consumer Finance segment, the automobile repossession process is generally initiated after a loan becomes more than 60 days delinquent. Repossessions are handled by independent repossession firms engaged by C&F Finance. After the prescribed waiting period, the repossessed automobile is sold in a third-party auction. We credit the proceeds from the sale of the automobile, and any other recoveries, against the balance of the loan and related fees. Proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the loan, and the resulting deficiency is charged off. The charge-off represents the difference between the actual net sale proceeds minus collections and repossession expenses and the principal balance of the delinquent loan. C&F Finance pursues collection of deficiencies when it deems such action to be appropriate.

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$4,717	$4,391	$11,461	$10,011	$7,765
OREO*	786	2,768	6,236	6,059	10,295
Total nonperforming assets **	$5,503	$7,159	$17,697	$16,070	$18,060
Accruing loans past due for 90 days or more	$14	$75	$—	$68	$1,030
Troubled debt restructurings	$5,827	$5,620	$16,492	$17,094	$9,769
Total loans	$549,183	$539,746	$395,664	$401,745	$412,092
Allowance for loan losses	$10,961	$11,266	$13,381	$13,650	$11,228
Nonperforming assets to total loans and OREO*	1.00%	1.34%	4.40%	3.94%	4.28%
Allowance for loan losses to total loans	2.00	2.09	3.38	3.40	2.72
Allowance for loan losses to nonaccrual loans	232.37	256.57	116.75	136.35	144.60

*  OREO is recorded at its fair market value less cost to sell.

**Because the Corporation acquired CVBK on October 1, 2013, and the Corporation did not own CVBK's assets (including CVB's nonperforming assets) prior to October 1, 2013, information regarding CVB's nonperforming assets for periods prior to the acquisition is not included in Table 8. Further, as required by purchase accounting, PCI loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets in Table 8.

Mortgage Banking Segment

(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$187	$—	$—	$621	$—
OREO*	—	—	—	—	379
Total nonperforming assets	$187	$—	$—	$621	$379
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Troubled debt restructurings	$—	$—	$—	$—	$—
Total loans	$3,288	$2,914	$2,340	$2,611	$2,739
Allowance for loan losses	$553	$493	$393	$480	$170
Nonperforming assets to total loans and OREO*	5.69%	—%	—%	23.78%	12.16%
Allowance for loan losses to total loans	16.82	16.92	16.79	18.38	6.21
Allowance for loan losses to nonaccrual loans	295.72	—	—	77.29	—

*OREO is recorded at its fair market value less cost to sell.

Consumer Finance Segment

(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$1,040	$1,187	$655	$381	$151
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Total loans	$283,333	$277,724	$278,186	$246,305	$220,753
Allowance for loan losses	$24,092	$23,093	$22,133	$19,547	$17,442
Nonaccrual consumer finance loans to total consumer finance loans	0.37%	0.43%	0.24%	0.15%	0.07%
Allowance for loan losses to total consumer finance loans	8.50	8.32	7.96	7.94	7.90

Table 9 presents the changes in the OREO balance for 2014 and 2013:

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Balance at the beginning of year, gross	$6,904	$10,173
Transfers between loans and other real estate owned	1,960	588
Acquired from CVB	—	395
Charge-offs	(4,135)	(261)
Sales proceeds	(4,382)	(4,209)
Gain on disposition	324	218
Deferred gain on disposition	144	—
Balance at the end of year, gross	815	6,904
Less valuation allowance	(29)	(4,135)
Balance at the end of year, net	$786	$2,769

Nonperforming assets of C&F Bank totaled $5.5 million at December 31, 2014, compared to $7.2 million at December 31, 2013, a 23 percent decrease during 2014. C&F Bank's nonperforming assets at December, 2014 included $4.7 million of nonaccrual loans, compared to $4.4 million at December 31, 2013, and $786,000 of OREO compared to $2.8 million at December 31, 2013. The ratio of the allowance for loan losses to nonaccrual loans decreased to 232.37 percent at December 31, 2014 from 256.57 percent at December 31, 2013. The increase in nonaccrual loans since December 31, 2013 was generally attributable to smaller balance residential real estate and commercial loans.

We believe we have provided adequate loan loss reserves based on our evaluations of collectability of loans, which considers trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current econcomic conditions that may affect borrowers’ ability to repay and collateral values, overall portfolio quality and review of specific potential losses.

The Corporation's aggregate OREO properties were $786,000 at December 31, 2014, compared to $2.8 million at December 31, 2013, and primarily consisted of residential lots. These properties have been written down to their estimated fair values less cost to sell. The decline in OREO during 2014 resulted from sales of properties that had a net carrying value of $2.5 million at December 31, 2013, partially offset by foreclosures in 2014.  In connection with the OREO sales in 2014, the Corporation recognized $4.1 million of OREO charge-offs which were largely provided for through OREO loss provisions recognized in prior periods.

Nonaccrual loans at the Consumer Finance segment decreased to $1.0 million at December 31, 2014 from $1.2 million at December 31, 2013. As noted above, the allowance for loan losses at the Consumer Finance segment increased from $23.1 million at December 31, 2013 to $24.1 million at December 31, 2014, and the ratio of the allowance for loan losses to total consumer finance loans was 8.50 percent as of December 31, 2014, compared to 8.32 percent at December 31, 2013. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

If interest on nonaccrual loans had been recognized, we would have recorded additional gross interest income of $413,000 for 2014, $479,000 for 2013 and $654,000 for 2012. Interest received on nonaccrual loans was $233,000 in 2014, $241,000 in 2013 and $171,000 in 2012.

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

Impaired loans, which included $5.8 million of TDRs, and the related allowance at December 31, 2014, were as follows:

TABLE 10A: Impaired Loans

	Recorded			Average
	Investment	Unpaid		Balance-	Interest
	in	Principal	Related	Impaired	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Builder line lending	—	—	—	—	—
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

Impaired loans, which included $5.6 million of TDR loans, and the related allowance at December 31, 2013, were as follows:

TABLE 10B: Impaired Loans

				Average
	Recorded	Unpaid		Balance	Interest
	Investment in	Principal	Related	Total	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

TDRs at December 31, 2014 and 2013 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,
(Dollars in thousands)	2014	2013
Accruing TDRs	$3,801	$3,026
Nonaccrual TDRs[1]	2,026	2,594
Total TDRs[2]	$5,827	$5,620

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

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

Allowance and Provision for Indemnification Losses

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation, fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2014. The following table presents the changes in the allowance for indemnification losses for the periods presented:

TABLE 12: Allowance for Indemnification Losses

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Allowance, beginning of period	$2,415	$2,092	$1,702
Provision for indemnification losses	240	558	1,205
Payments	(566)	(235)	(815)
Allowance, end of period	$2,089	$2,415	$2,092

The higher levels of the provision for indemnification losses and payments during 2012 relative to 2014 and 2013 were attributable to more claims arising throughout the mortgage banking industry from more stringent agency (i.e., Fannie Mae, Freddie Mac) loan reviews.

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

At December 31, 2014, the Corporation had total assets of $1.33 billion compared to $1.31 billion at December 31, 2013. The significant components of the Corporation’s balance sheet are discussed below.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Retail Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans sold to third-party investors. At December 31, 2014, the Corporation’s loans held for investment in all categories totaled $800.2 million and loans held for sale had a fair value of $28.3 million.

Tables 13 and 14 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 13: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Real estate—residential mortgage	$179,817	$188,455	$149,257	$147,135	$146,073
Real estate—construction [1]	7,325	5,810	5,062	5,737	12,095
Commercial, financial, and agricultural [2]	306,845	288,593	205,052	212,235	219,226
Equity lines	50,321	50,795	33,324	33,192	32,187
Consumer	8,163	9,007	5,309	6,057	5,250
Consumer finance	283,333	277,724	278,186	246,305	220,753
Total loans	835,804	820,384	676,190	650,661	635,584
Less allowance for loan losses	(35,606)	(34,852)	(35,907)	(33,677)	(28,840)
Total loans, net	$800,198	$785,532	$640,283	$616,984	$606,744

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 14: Maturity/Repricing Schedule of Loans

	December 31, 2014
	Commercial,
	Financial,	Real Estate
(Dollars in thousands)	and Agricultural	Construction
Variable Rate:
Within 1 year	$67,736	$4,953
1 to 5 years	26,045	—
After 5 years	37,873	—
Fixed Rate:
Within 1 year	$14,873	$2,372
1 to 5 years	85,646	—
After 5 years	74,672	—

The increase in total loans primarily occurred in the Bank’s real estate loans for commercial, land acquisition and development and builder line purposes, which was offset in part by a decline in residential mortgage and commercial business loans.

Total loans at December 31, 2014 and 2013 include loans purchased in connection with the Corporation’s acquisition of CVB on October 1, 2013. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. The acquired loans fall into two categories, purchased performing loans and purchased credit-impaired (PCI) loans. On the date of acquisition, the Corporation acquired PCI loans with a fair value of $35.3 million and acquired purchased performing loans with a fair value of $111.8 million. The following tables present the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation's balance sheet at December 31, 2014 and 2013:

TABLE 15: PCI and Purchased Performing Loans

	December 31, 2014
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$36,541	$85,015	$121,556
Carrying amount
Real estate – residential mortgage	$1,723	$18,688	$20,411
Real estate – construction	—	—	—
Commercial, financial and agricultural	19,367	45,015	64,382
Equity lines	318	15,464	15,782
Consumer	16	979	995
Total acquired loans	$21,424	$80,146	$101,570

	December 31, 2013
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$49,041	$110,977	$160,018
Carrying amount
Real estate – residential mortgage	$2,694	$29,285	$31,979
Real estate – construction	771	917	1,688
Commercial, financial and agricultural	28,602	55,204	83,806
Equity lines	332	16,909	17,241
Consumer	121	2,156	2,277
Total acquired loans	$32,520	$104,471	$136,991

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

Residential Mortgage Lending – Held for Investment

The Retail Banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market area in southeastern and central Virginia. The Bank offers various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 20, 25 and 30 years but subject to call after five years at the Bank’s option. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between five and 20 years. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans.

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

In recent years, we have structured a portion of our commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and our assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, we usually offer a loan with a fixed rate of interest for a term of three to ten years with an amortization period of up to 25 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. We believe these loan terms provide some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with our asset and liability management strategies.

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

TABLE 16: Securities Available for Sale

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Amount	Percent		Amount	Percent
U.S. Treasury securities	$—	*	%	$10,000	5%
U.S. government agencies and corporations	22,934	10		29,950	14
Mortgage-backed securities	67,619	31		50,863	23
Obligations of states and political subdivisions	131,344	59		127,139	58
Corporate and other debt securities	—	*		158	*
Total available for sale securities at fair value	$221,897	100%		$218,110	100%

*Less than one percent

The Corporation seeks to diversify its portfolio to minimize risk, including by purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield obtained from these securities. All of the Corporation's mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises. The municipal bond sector, which is included in the Corporation's obligations of states and political subdivisions category of securities, is the largest component within the securities portfolio. At December 31, 2014, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service.  The securities portfolio composition has changed considerably during 2014 with the purchase of mortgage-backed securities that, while lower yielding, are of shorter duration which minimizes exposure to interest rate risk.

Table 17 presents additional information pertaining to the composition of the securities portfolio by the earlier of contractual maturity or expected maturity, excluding preferred stock. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 17: Maturity of Securities

	Year Ended December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury securities:
Maturing within 1 year	$—	—%	$10,000	0.01%	$—	—%
Maturing after 1 year, but within 5 years	—	—	—	—	—	—
Maturing after 5 years, but within 10 years	—	—	—	—	—	—
Maturing after 10 years	—	—	—	—	—	—
Total U.S.Treasury securities	—	—	10,000	0.01	—	—
U.S. government agencies and corporations:
Maturing within 1 year	15,252	2.35	16,482	2.21	18,514	1.42
Maturing after 1 year, but within 5 years	998	0.74	1,502	0.68	—	—
Maturing after 5 years, but within 10 years	6,160	2.21	5,534	2.20	2,991	2.20
Maturing after 10 years	999	2.51	8,985	3.27	3,123	2.39
Total U.S. government agencies and corporations	23,409	2.25	32,503	2.43	24,628	1.64
Mortgage-backed securities:
Maturing within 1 year	3	6.24	2	4.50	28	4.68
Maturing after 1 year, but within 5 years	41,535	2.34	1,403	3.00	2,099	2.35
Maturing after 5 years, but within 10 years	21,954	2.76	2,392	2.68	—	—
Maturing after 10 years	3,224	2.86	47,521	2.76	—	—
Total mortgage-backed securities	66,716	2.50	51,318	2.76	2,127	2.38
States and municipals:[1]
Maturing within 1 year	15,946	5.36	11,188	5.94	13,030	4.63
Maturing after 1 year, but within 5 years	68,551	4.95	51,002	5.66	34,474	5.86
Maturing after 5 years, but within 10 years	20,405	5.36	38,547	5.26	46,168	5.97
Maturing after 10 years	19,410	6.45	22,992	6.42	23,207	6.60
Total states and municipals	124,312	5.30	123,729	5.70	116,879	5.91
Corporate and other debt securities:
Maturing within 1 year	—	—	—	—	—	—
Maturing after 1 year, but within 5 years	—	—	—	—	—	—
Maturing after 5 years, but within 10 years	—	—	—	—	—	—
Maturing after 10 years	—	—	158	9.44	—	—
Total corporate and other debt securities	—	—	158	9.44	—	—
Total securities:[2]
Maturing within 1 year	31,201	3.89	37,672	2.73	31,572	2.75
Maturing after 1 year, but within 5 years	111,084	4.06	53,907	5.45	36,573	5.66
Maturing after 5 years, but within 10 years	48,519	3.78	46,473	4.76	49,159	5.74
Maturing after 10 years	23,633	5.79	79,656	3.89	26,330	6.10
Total securities	$214,437	4.16%	$217,708	4.26%	$143,634	5.13%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.
[2]

Total securities exclude preferred stock at amortized cost of $27,000 at December 31, 2012 (estimated fair value of $104,000 at December 31, 2012). The Corporation did not hold any preferred stock at December 31, 2014 and 2013.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $1.03 billion at December 31, 2014, compared to $1.01 billion at December 31, 2013. The $17.8 million increase in deposits from December 31, 2013 to December 31, 2014 occurred primarily in non-term accounts, as depositors shifted from time deposits in order to position themselves for flexibility regarding the availability of their funds in the event of a favorable shift in interest rates.

The Corporation had $3.1 million in brokered money market deposits outstanding at December 31, 2014, compared to $2.4 million in brokered money market deposits at December 31, 2013. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 18 presents the average deposit balances and average rates paid for the years 2014, 2013 and 2012.

TABLE 18: Average Deposits and Rates Paid

	Year Ended December 31,
	2014		2013		2012
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$166,928		$123,859		$104,737
Interest-bearing transaction accounts	186,548	0.24%	137,615	0.30%	110,237	0.37%
Money market deposit accounts	181,530	0.27	132,449	0.29	98,045	0.38
Savings accounts	97,643	0.09	61,237	0.12	45,645	0.10
Certificates of deposit, $100 thousand or more	139,502	0.93	133,363	1.10	134,668	1.52
Other certificates of deposit	241,231	0.73	179,387	1.07	163,921	1.50
Total interest-bearing deposits	846,454	0.48%	644,051	0.66%	552,516	0.96%
Total deposits	$1,013,382		$767,910		$657,253

Table 19 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2014.

TABLE 19: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2014
3 months or less	$16,807
3-6 months	19,130
6-12 months	43,137
Over 12 months	80,998
Total	$160,072

BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings. Short-term borrowings from the Federal Reserve Bank and the FHLB are used to fund the Corporation's day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB, advances under a non-recourse revolving bank line of credit, and securities sold under agreement to repurchase with a third-party correspondent bank. All FHLB advances are secured by a blanket floating lien on all of C&F Bank’s qualifying closed-end and revolving open-end loans secured by 1-4 family residential properties. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance. The repurchase agreement is secured by a portion of the C&F Bank’s securities portfolio.

In December, 2007, Trust II, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust II is $10.3 million of the Corporation’s trust preferred capital notes. In July 2005, Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.0 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation. The principal asset of Trust I is $10.3 million of the Corporation’s trust preferred capital notes. In December 2003, CVBK Trust I was formed for the purpose of issuing $5.0 million of trust preferred capital securities in private placements to institutional investors. The principal asset of CVBK Trust I is $5.2 million of trust preferred capital notes originally issued by CVBK and then assumed by the Corporation.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $136.0 million at December 31, 2014, and $129.2 million at December 31, 2013.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $13.4 million at December 31, 2014, and $13.7 million at December 31, 2013.

At December 31, 2014, C&F Mortgage had rate lock commitments to originate mortgage loans aggregating $38.4 million and loans held for sale of $28.3 million. At December 31, 2014, each loan held for sale by C&F Mortgage was subject to a forward sales agreement.  C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed to-be-announced securities (TBAs) for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2014, C&F Mortgage had forward sales contracts with a notional value of $66.7 million. The fair value of these derivative instruments at December 31, 2014 was $448,000, which was included in other assets.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to lending program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve that, in management's judgment, will be adequate to absorb any losses arising from valid indemnification requests. Payments made under these recourse provisions were $566,000 in 2014, $235,000 in 2013 and $815,000 in 2012.

Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.0 million and $15.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2015 and December 2019, respectively. The cash flow hedges’ total notional amount is $25.0 million. At December 31, 2014, the $15.0 million cash flow hedges had a fair value of $40,000, which is recorded in other assets, and the $10.0 million cash flow hedges had a fair value of ($143,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2014. Therefore, the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $279.1 million at December 31, 2014. The increase in liquid assets during 2014 resulted primarily from the increase in interest-bearing deposits at other banks, as the Corporation increased deposits at other banks as it could not deploy funds into newly-originated loans or into securities at attractive risk-adjusted returns. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2014 are presented in Table 20.

TABLE 20: Funding Sources

	December 31, 2014
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	142,881	47,000	95,881
Borrowings from Federal Reserve Bank	26,013	—	26,013
Revolving line of credit	120,000	75,488	44,512
Total	$408,894	$127,488	$281,406

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

Time deposits of $100,000 or more, maturing in less than a year, totaled $79.1 million at December 31, 2014; time deposits of $100,000 or more, maturing in more than one year, totaled $81.0 million.

The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2014 are presented in Table 21.

Table 21: Contractual Obligations

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Bank lines of credit	$75,488	$—	$75,488	$—	$—
FHLB advances [1]	47,000	7,500	25,000	14,500	—
Trust preferred capital notes	25,103	—	—	—	25,103
Securities sold under agreements to repurchase	19,436	14,436	—	5,000	—
Operating leases	4,885	1,266	1,992	1,191	436
Total[2]	$171,912	$23,202	$102,480	$20,691	$25,539

1.

FHLB advances include convertible advances of $17.5 million maturing in 2017 and $5.0 million maturing in 2018. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances prior to their respective conversion dates, if the FHLB does not convert the advance on the conversion date, or, after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. FHLB advances also include fixed rate hybrid advances of $7.5 million, $7.5 million $2.5 million, and $7.0 million maturing in 2015, 2016, 2018, and 2019, respectively. These advances provide fixed-rate funding until the stated maturity date. We may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9: Borrowings.”

2.	At December 31, 2014 there were no outstanding federal funds purchased or borrowings from the Federal Reserve Bank.

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

The capital positions of the Corporation and C&F Bank continue to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position at December 31, 2014 and December 31, 2013, are the Tier 1 capital, total risk-based capital, and leverage ratios, as further described in Item 8.  “Financial Statements and Supplementary Data” under the heading “Note 15: Regulatory Requirements and Restrictions.” The Corporation’s Tier 1 capital to risk-weighted assets ratio was 13.3 percent at December 31, 2014, compared with 13.4 percent at December 31, 2013. The total capital to risk-weighted assets ratio was 14.5 percent at December 31, 2014, compared with 14.7 percent at December 31, 2013. The Tier 1 leverage ratio was 9.2 percent at December 31, 2014, compared with 8.9 percent at December 31, 2013. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued by the Corporation in December 2003, December 2007 and July 2005, as well as issued by CVBK in 2003 and assumed by the Corporation in March 2014.

Shareholders’ equity was $123.4 million at year-end 2014 compared with $112.9 million at year-end 2013. During 2014, the Corporation declared common stock dividends of $1.19 per share, compared to $1.16 per share declared in 2013 and $1.08 per share declared in 2012. The dividend payout ratio was 32.8 percent of basic earnings per share for the year ended December 31, 2014, compared to 26.6 percent in 2013 and 21.6 percent in 2012. On April 11, 2012, the Corporation redeemed the remaining $10.0 million of the total $20.0 million of Series A Preferred Stock. The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued.  In addition, on May 14, 2014, the Corporation repurchased the ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share at an initial exercise price of $17.91 per share for $2.3 million.  The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued.

In June 2013, the federal bank regulatory agencies adopted the Basel III Final Rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. These rules are effective beginning January 1, 2015, subject to limited phase-in periods.  Refer to Item 1. "Business" under the heading "Regulation and Supervision" for an overview of the Basel III Final Rules.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation had four outstanding interest rate swaps used as hedging transactions at December 31, 2014.  The interest rate swaps were entered into to fix the rate of interest paid on $25.0 million of the Corporation’s variable rate trust preferred capital notes. Two interest rate swaps with a total notional value of $10.0 million mature in 2015 and two interest rate swaps with a total notional value of $15.0 million mature in 2019.

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

Simulation analysis evaluates the potential effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Corporation’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach, which assumes changes in interest rates without any management response to change the composition of the balance sheet. The measurement date balance sheet composition is maintained over the simulation time period with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These assumptions include loan prepayments, time deposit early withdrawals, the sensitivity of deposit repricing to changes in market rates, withdrawal behavior of non-maturing deposits, and other factors that management deems significant.

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2014, indicate that the Corporation would expect net interest income to decrease over the next twelve months 2.82 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 1.79 percent if rates shifted upward in the same manner.

 1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	for the Year Ended
	December 31, 2014
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(2,152)	(2.82)%
+200 BP shock	$1,366	1.79%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2014 indicate that the EVE would decrease 9.59 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 1.52 percent if rates shifted upward in the same manner.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(19,844)	(9.59)%
+200 BP shock	$3,150	1.52%

In the net interest income simulation above, net interest income increases over the next twelve months in the event of an immediate upward shift in interest rates, but declines in the event of an immediate downward shift in interest rates. In a rising rate environment, the Corporation’s assets would reprice quicker than what the Corporation pays on its borrowings and deposits primarily due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and loan portfolios. However, in a falling rate environment the simulation assumes that adjustable-rate assets will continue to reprice downward, subject to floors on certain loans, and fixed-rate assets with prepayment or callable options will reprice at lower rates while certain deposits cannot reprice any lower.

The EVE analysis above indicates an increase in the EVE in an immediate upward shift in interest rates, and a decrease in the EVE in an immediate downward shift in interest rates. The Corporation’s assets would reprice quicker over time than what the Corporation pays on its borrowings and deposits due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and investment and loan portfolios as compared to time deposits and borrowings and the longer average life of non-maturing deposits, such as interest checking and money market accounts. During 2014, balances in interest-bearning deposits in other banks increased, the maturity or repricing dates in the Corporation’s investment portfolio were shortened, and the maturity or repricing dates in the Corporation’s borrowings were lengthened.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of TBAs for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2014, the Corporation had forward sales contracts with a notional value of $66.7 million. The fair value of these derivative instruments at December 31, 2014 was $448,000, which was included in other assets.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except for share and per share amounts)	2014	2013
Assets
Cash and due from banks	$10,749	$14,666
Interest-bearing deposits in other banks	156,867	41,750
Federal funds sold	—	91,723
Total cash and cash equivalents	167,616	148,139
Securities—available for sale at fair value, amortized cost of $214,437 and $217,708, respectively	221,897	218,110
Loans held for sale, at fair value	28,279	35,879
Loans, net of allowance for loan losses of $35,606 and $34,852, respectively	800,198	785,532
Restricted stocks, at cost	3,442	4,336
Corporate premises and equipment, net	37,295	38,232
Other real estate owned, net of valuation allowance of $29 and $4,135, respectively	786	2,769
Accrued interest receivable	6,421	6,360
Goodwill	14,425	14,425
Core deposit intangible, net	2,583	3,774
Bank-owned life insurance	14,484	13,988
Other assets	35,897	40,753
Total assets	$1,333,323	$1,312,297

Liabilities
Deposits
Noninterest-bearing demand deposits	$161,839	$147,520
Savings and interest-bearing demand deposits	497,755	460,889
Time deposits	366,507	399,883
Total deposits	1,026,101	1,008,292
Short-term borrowings	14,436	11,780
Long-term borrowings	127,488	132,987
Trust preferred capital notes	25,103	25,068
Accrued interest payable	740	843
Other liabilities	16,082	20,386
Total liabilities	1,209,950	1,199,356

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,418,750 and 3,388,793 shares issued and outstanding, respectively, includes, 135,600 and 120,183 of nonvested shares, respectively)	3,283	3,269
Additional paid-in capital	9,456	10,686
Retained earnings	107,548	99,252
Accumulated other comprehensive income (loss), net	3,086	(266)
Total shareholders’ equity	123,373	112,941
Total liabilities and shareholders’ equity	$1,333,323	$1,312,297

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Interest income
Interest and fees on loans	$79,207	$74,415	$71,947
Interest on interest-bearing deposits and federal funds sold	378	159	22
Interest and dividends on securities
U.S. government agencies and corporations	1,918	914	273
Tax-exempt obligations of states and political subdivisions	4,417	4,573	4,659
Taxable obligations of states and political subdivisions	184	47	—
Corporate bonds and other	391	104	63
Total interest income	86,495	80,212	76,964
Interest expense
Savings and interest-bearing deposits	1,015	867	824
Time deposits	3,065	3,384	4,501
Borrowings	3,485	3,561	3,799
Trust preferred capital notes	960	811	987
Total interest expense	8,525	8,623	10,111
Net interest income	77,970	71,589	66,853
Provision for loan losses	16,330	15,085	12,405
Net interest income after provision for loan losses	61,640	56,504	54,448
Noninterest income
Gains on sales of loans	5,108	7,510	7,692
Service charges on deposit accounts	4,468	4,197	3,326
Other service charges and fees	6,246	6,220	6,310
Investment services income	1,229	1,060	1,017
Gains on calls and sales of available for sale securities	29	276	11
Other income	2,491	2,957	2,266
Total noninterest income	19,571	22,220	20,622
Noninterest expenses
Salaries and employee benefits	36,310	31,167	27,813
Occupancy expenses	8,806	7,397	6,795
Other expenses	19,019	19,048	16,434
Total noninterest expenses	64,135	57,612	51,042
Income before income taxes	17,076	21,112	24,028
Income tax expense	4,730	6,710	7,646
Net income	12,346	14,402	16,382
Effective dividends on preferred stock	—	—	311
Net income available to common shareholders	$12,346	$14,402	$16,071
Earnings per common share—basic	$3.63	$4.36	$5.00
Earnings per common share—assuming dilution	$3.59	$4.18	$4.86

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net income	$12,346	$14,402	$16,382
Other comprehensive income (loss), net:
Changes in defined benefit plan assets and benefit obligations
Changes in net (loss) gain arising during the period[1]	(2,048)	985	31
Tax effect	717	(344)	(11)

Amortization of prior service cost arising during the period[1]	(68)	(68)	(68)
Tax effect	24	24	24
Net of tax amount	(1,375)	597	(24)

Unrealized gain on cash flow hedging instruments
Unrealized holding gain arising during the period	227	182	1
Tax effect	(89)	(71)	—
Net of tax amount	138	111	1

Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during the period	7,088	(8,478)	2,096
Tax effect	(2,480)	2,967	(734)
Reclassification adjustment for gains included in net income[2]	(29)	(276)	(11)
Tax effect	10	97	4
Net of tax amount	4,589	(5,690)	1,355
Other comprehensive income (loss), net:	3,352	(4,982)	1,332
Comprehensive income, net	$15,698	$9,420	$17,714

[1]

These items are included in the computation of net periodic benefit cost, which is a component of salaries and employee benefits expense on the consolidated statements of income. See Note 12, Employee Benefit Plans, for additional information.

[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid - In	Retained	Comprehensive	Shareholders’
(Dollars in thousands, except per share amounts)	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2011	$10	$3,091	$13,438	$76,167	$3,384	$96,090
Comprehensive income:
Net income	—	—	—	16,382	—	16,382
Other comprehensive income, net	—	—	—	—	1,332	1,332
Stock options exercised	—	49	1,260	—	—	1,309
Share-based compensation	—	—	537	—	—	537
Restricted stock vested	—	16	13	—	—	29
Accretion of preferred stock discount	—	—	172	(172)	—	—
Preferred stock redemption	(10)	—	(9,990)	—	—	(10,000)
Common stock issued	—	6	194	—	—	200
Cash dividends declared – common stock ($1.08 per share)	—	—	—	(3,479)	—	(3,479)
Cash dividends paid – preferred stock (5% per annum)	—	—	—	(203)	—	(203)
Balance December 31, 2012	—	3,162	5,624	88,695	4,716	102,197
Comprehensive income:
Net income	—	—	—	14,402	—	14,402
Other comprehensive income (loss), net	—	—	—	—	(4,982)	(4,982)
Stock options exercised	—	94	4,207	—	—	4,301
Share-based compensation	—	—	687	—	—	687
Restricted stock vested	—	11	101	—	—	112
Common stock issued	—	3	122	—	—	125
Common stock purchased	—	(1)	(55)	—	—	(56)
Cash dividends declared – common stock ($1.16 per share)	—	—	—	(3,845)	—	(3,845)
Balance December 31, 2013	—	3,269	10,686	99,252	(266)	112,941
Comprehensive income:
Net income	—	—	—	12,346	—	12,346
Other comprehensive income, net	—	—	—	—	3,352	3,352
Common stock warrant repurchased	—	—	(2,303)	—	—	(2,303)
Stock options exercised	—	—	11	—	—	11
Share-based compensation	—	—	1,024	—	—	1,024
Restricted stock vested	—	15	65	—	—	80
Common stock issued	—	3	130	—	—	133
Common stock purchased	—	(4)	(157)	—	—	(161)
Cash dividends declared – common stock ($1.19 per share)	—	—	—	(4,050)	—	(4,050)
Balance December 31, 2014	$—	$3,283	$9,456	$107,548	$3,086	$123,373

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Operating activities:
Net income	$12,346	$14,402	$16,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,739	2,349	2,270
Deferred income taxes	2,247	2,286	(848)
Provision for loan losses	16,330	15,085	12,405
Provision for indemnifications	240	558	1,205
Provision for other real estate owned losses	29	459	1,250
Share-based compensation	1,104	743	566
Net accretion of certain acquisition-related fair value adjustments	(2,969)	(844)	—
Accretion of discounts and amortization of premiums on securities, net	1,406	812	731
Realized gains on sales and calls of securities	(29)	(276)	(11)
Net realized gains on sales of other real estate owned	(324)	(218)	(39)
Net realized (gain) loss on sale of premises and equipment	(96)	165	—
Increase in bank-owned life insurance cash surrender value	(497)	(188)	(108)
Origination of loans held for sale	(478,641)	(721,340)	(840,140)
Proceeds from sales of loans held for sale	491,349	765,698	845,167
Gains on sales of loans held for sale	(5,108)	(7,510)	(7,692)
Change in other assets and liabilities:
Accrued interest receivable	(61)	333	(431)
Other assets	(1,285)	484	(1,172)
Accrued interest payable	(103)	(905)	(274)
Other liabilities	(4,500)	(8,455)	18
Net cash provided by operating activities	34,177	63,638	29,279
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	38,660	79,441	34,100
Purchases of securities available for sale	(36,246)	(33,823)	(40,906)
Net redemptions of FHLB stock	894	2,090	23
Net increase in customer loans	(30,288)	(13,030)	(39,570)
Other real estate owned improvements	—	—	(205)
Proceeds from sales of other real estate owned	4,382	4,209	2,683
Purchases of corporate premises and equipment, net	(1,815)	(3,654)	(891)
Acquisition of Central Virginia Bankshares, Inc., net of cash paid	—	55,579	—
Net cash (used in) provided by investing activities	(24,413)	90,812	(44,766)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	51,185	20,955	61,102
Net decrease in time deposits	(32,258)	(14,002)	(21,334)
Net (decrease) increase in borrowings	(2,844)	(39,465)	1,595
Redemption of preferred stock	—	—	(10,000)
Repurchase of common stock warrant	(2,303)	—	—
Issuance of common stock	133	125	200
Repurchase of common stock	(161)	—	—
Proceeds from exercise of stock options	11	4,301	1,309
Cash dividends	(4,050)	(3,845)	(3,682)
Net cash provided by (used in) financing activities	9,713	(31,931)	29,190
Net increase in cash and cash equivalents	19,477	122,519	14,113
Cash and cash equivalents at beginning of year	148,139	25,620	11,507
Cash and cash equivalents at end of year	$167,616	$148,139	$25,620
Supplemental disclosure
Interest paid	$9,710	$9,528	$10,385
Income taxes paid	3,577	5,986	8,949
Supplemental disclosure of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$7,059	$(8,754)	$2,085
Transfers between loans and other real estate owned	(1,960)	(588)	(3,866)
Pension adjustment	(2,116)	917	(37)
Unrealized gains on cash flow hedging instruments	227	182	1
Assets acquired, excluding cash and cash equivalents of $59,775	—	311,173	—
Liabilities assumed	—	366,752	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, C&F Financial Corporation owns C&F Financial Statutory Trust I and C&F Financial Statutory Trust II, and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation. The accounting and reporting policies of C&F Financial Corporation and Subsidiaries conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and to predominant practices within the banking industry.

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

C&F Bank has five wholly-owned active subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Investment Services, Inc., C&F Insurance Services, Inc., and CVB Title Services, Inc. all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company providing automobile loans through indirect lending programs. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc., was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 18.

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

Significant Group Concentrations of Credit Risk: The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. At December 31, 2014, securities issued by the Commonwealth of Virginia and its political subdivisions comprised 10.5 percent of its state and political subdivision portfolio and securities issued by the Virginia State Housing Authority comprised 2.8 percent of its state and political subdivision portfolio.  There are no other concentrations in any one state greater than 10.0 percent and no other individual issuers greater than 1.5 percent. The Corporation does not have any other significant securities concentrations in any one industry or geographic region, or to any one issuer. Note 3 discusses the Corporation’s securities portfolio and investment activities.

Substantially all of the Corporation’s lending activities are with customers located in Virginia, Georgia and Tennessee. At December 31, 2014, 36.7 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 33.9 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Note 4 discusses the Corporation’s lending activities.

Business Combination: On October 1, 2013, C&F Financial Corporation acquired CVBK. This acquisition was accounted for using the acquisition method of accounting, meaning the assets and liabilities of CVBK were recorded at their respective fair values as of October 1, 2013. These fair values were preliminary and subject to refinement for up to one year after the closing date of the transaction (the Measurement Period) as information relative to closing date fair values became available. The Corporation's financial position and results of operations as of and for the year ended December 31, 2013 include CVBK's financial position as of December 31, 2013 and CVBK's results of operations from October 1, 2013.  Note 2 presents the Measurement Period adjustments to the preliminary fair values.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is  required to maintain average balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2014, the minimum requirement was $713,000 for C&F Bank. At December 31, 2013, the minimum requirement was $373,000 for C&F Bank and $90,000 for CVB. The Corporation is required to maintain collateral against all loss positions in its interest rate swaps which are described in Note 19. At December 31, 2014, the Corporation was required to maintain collateral of $620,000 in connection with its interest rate swaps.

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

Loans Acquired in a Business Combination: Loans acquired in a business combination, such as C&F Financial Corporation's acquisition of CVB, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the "nonaccretable difference," and is not recorded. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield.

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

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Impairment is measured on a loan by loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer, residential and certain small commercial loans that are less than $500,000 for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. Consistent with the Corporation’s method for nonaccrual loans, payments on impaired loans are first applied to principal outstanding, except potentially for TDRs as noted below.

TDRs occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.  TDRs are considered impaired loans. Upon designation as a TDR, the Corporation evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of December 31, 2014 and 2013, the Corporation had $5.83 million and $5.62 million, respectively, of loans classified as TDRs.

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

Restricted Stocks: Restricted stocks include Federal Home Loan Bank (FHLB) stock and Community Bankers Bank (CBB) stock owned by C&F Bank at December 31, 2014.  At December 31, 2013 restricted stocks included FHLB stock owned by C&F Bank and FHLB stock, FRB stock and CBB stock owned by CVB. All of CVB’s FRB stock was redeemed and C&F Bank assumed ownership of the CBB stock when CVB merged with and into C&F Bank on March 22, 2014.  FHLB stock and CBB stock are carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. Management reviews FHLB stock and CBB stock for impairment based on the ultimate recoverability of the cost basis.

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets and improvements are capitalized.

Corporate Premises and Equipment: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is included in income. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $2.74 million, $2.35 million and $2.27 million, respectively.

Goodwill: The Corporation’s goodwill was recognized in connection with the Corporation's acquisition of CVBK in October 2013 and its acquisition of C&F Finance in September 2002. With the adoption of Accounting Standards Update (ASU) 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation may first assess qualitative factors to determine if it is more likely than not that the fair value of goodwill is less than the carrying amount, which determines if the two-step goodwill impairment test is necessary.  If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and may be required to record impairment charges. While not required to do so, as of December 31, 2014 the Corporation completed an annual test for impairment of goodwill related to the acquisition of C&F Finance and determined there was no impairment to be recognized in 2014.

Core Deposit Intangible: The Corporation's core deposit intangible (CDI) was recognized in connection with the Corporation's acquisition of CVB in October 2013, and represents the value of long-term deposit relationships acquired in this transaction. The Corporation is amortizing the CDI over an estimated weighted average life of six years using the sum-of-the-years digits method.

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that will be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Corporation did not have any liabilities resulting from unrecognized tax benefits as of December 31, 2014 and December 31, 2013. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in the balance sheet and recognizes a change in the plan’s funded status in the year in which the change occurs through other comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For the Corporation’s pension plan, the benefit obligation is the projected benefit obligation as of December 31. In addition, enhanced disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation are presented in the notes to financial statements. Valuations at December 31, 2014 and 2013 determined that the Corporation's pension plan was overfunded. As a result, the Corporation recognized a pension asset of  $502,000 and $965,000 at December 31, 2014 and 2013, respectively, and recognized a net loss of $1.4 million in 2014, a net gain of $597,000 in 2013  and a net loss of $24,000 in 2012 as components of other comprehensive income (loss). The Corporation’s pension plan is described more fully in Note 12.

Share-Based Compensation: Compensation expense for grants of restricted shares is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for restricted shares is charged to income ratably over the vesting period. Compensation expense for the years ended December 31, 2014, 2013 and 2012 included $967,000 ($600,000 after tax), $659,000 ($409,000 after tax) and $488,000 ($303,000 after tax), respectively, for restricted stock granted during 2009 through 2014. As of December 31, 2014, there was $2.79 million of unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. The Corporation estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will affect the amount of estimated unamortized compensation expense to be recognized in future periods. The Corporation’s share-based compensation plans are described more fully in Note 14.

Earnings Per Common Share: The Financial Accounting Standards Board (FASB) guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share (EPS). The Corporation has applied the two-class method of computing basic and diluted EPS for each of the years ended December 31, 2014, 2013 and 2012 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. EPS calculations are presented in Note 10.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of December 31, 2014 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and mortgage-backed securities (MBS) and (2) interest rate swaps that qualified as cash flow hedges on the Corporation's trust preferred capital notes. Because the IRLCs and forward sales commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The Corporation's IRLCs and forward loan sales commitments are described more fully in Note 16 and Note 17. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transactions affect earnings. The cash flow hedges are described more fully in Note 19.

Recent Significant Accounting Pronouncements:

In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2014-01 to have a material effect on its financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU clarify that if or when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation does not expect the adoption of ASU 2014-04 to have a material effect on its financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Corporation does not expect the adoption of ASU 2014-08 to have a material effect on its financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Revenue Recognition-Topic 605, most industry-specific guidance, and some cost guidance included in Revenue Recognition-Construction-Type and Production-Type Contracts-Subtopic 605-35. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Corporation is currently assessing the effect that ASU 2014-09 will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted.  The Corporation is currently assessing the effect that ASU 2014-11 will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in Compensation - Stock Compensation (Topic 718), should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Corporation is currently assessing the effect that ASU 2014-12 will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure.  The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04.  The Corporation is currently assessing the effect that ASU 2014-14 will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period.  If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted.  The Corporation does not expect the adoption of ASU 2014-15 to have a material effect on its financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815):  Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Corporation does not expect the adoption of ASU 2014-16 to have a material effect on its financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805):  Pushdown Accounting.  The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  The Corporation does not expect the adoption of ASU 2014-17 to have a material effect on its financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.  Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Corporation does not expect the adoption of ASU 2015-01 to have a material effect on its financial statements.

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

The Corporation accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of CVBK were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values determined on the acquisition date were preliminary and subject to refinement during the Measurement Period as additional information relative to the acquisition date fair values became available. Goodwill of $5.91 million was initially recorded at the time of the CVBK acquisition. As a result of retrospective fair value mark refinements during the Measurement Period in accordance with ASC 805 and related guidance, the

Corporation reduced goodwill related to the CVBK acquisition from $5.91 million, as estimated in the Corporation’s 2013 audited financial statements, to $3.70 million.

	Amounts		Adjusted
	Previously	Measurement	Amounts
	Recognized as of	Period	Recognized as of
(Dollars in thousands)	October 1, 2013 (1)	Adjustments	October 1, 2013
Cash consideration paid for:
CVBK common stock	$846		$846
CVBK preferred stock and warrants	3,350		3,350
Total cash consideration paid	4,196		4,196

Identifiable assets acquired:
Cash and cash equivalents	$59,775	$—	59,775
Securities available for sale	120,097	—	120,097
Loans	147,066	—	147,066
Corporate premises and equipment (2)	10,948	(910)	10,038
Other real estate owned	395	—	395
Core deposit intangibles	4,107	—	4,107
Deferred tax asset (3)	6,029	3,235	9,264
Other assets (4)	16,624	(120)	16,504
Total identifiable assets acquired	365,041	2,205	367,246

Identifiable liabilities assumed:
Deposits	315,421	—	315,421
Borrowings	42,124	—	42,124
Trust preferred capital notes	4,439	—	4,439
Other liabilities	4,768	—	4,768
Total identifiable liabilities assumed	366,752	—	366,752

Net identifiable assets (liabilities) assumed	$(1,711)	$2,205	$494

Goodwill resulting from acquisition	$5,907		$3,702

__________________

[1]	As previously reported in the Corporation’s 2013 Form 10-K.
[2]

The fair value of CVBK’s premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers.  Based on information as of the acquisition date that became available during the Measurement Period, the fair value of CVBK’s premises was reduced by $910,000.

[3]

The $3.24 million adjustment to the acquired deferred tax asset primarily resulted from management’s determination during 2014 that the amount of future deductible losses on the purchased credit impaired loan portfolio was greater than the amount originally estimated and recorded.

[4]	During 2014, management determined that the amount of accrued interest receivable recorded at the time of the acquisition was overstated by $120,000.

NOTE 3: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$23,409	$1	$(476)	$22,934
Mortgage-backed securities	66,716	935	(32)	67,619
Obligations of states and political subdivisions	124,312	7,158	(126)	131,344
	$214,437	$8,094	$(634)	$221,897

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,000	$—	$—	$10,000
U.S. government agencies and corporations	32,503	4	(2,557)	29,950
Mortgage-backed securities	51,318	100	(555)	50,863
Obligations of states and political subdivisions	123,729	4,223	(813)	127,139
Corporate and other debt securities	158	—	—	158
	$217,708	$4,327	$(3,925)	$218,110

The amortized cost and estimated fair value of securities at December 31, 2014 and 2013, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$31,201	$31,243	$37,672	$36,580
Due after one year through five years	111,084	115,304	53,907	55,608
Due after five years through ten years	48,519	49,968	46,473	46,338
Due after ten years	23,633	25,382	79,656	79,584
	$214,437	$221,897	$217,708	$218,110

Proceeds from the maturities, calls and sales of securities available for sale in 2014 were $38.66 million, resulting in gross realized gains of $50,000 and gross realized losses of $21,000; in 2013 were $79.44 million, resulting in gross realized gains of $276,000; in 2012 were $34.10 million, resulting in gross realized gains of $11,000.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $106.31 million and an aggregate fair value of $110.37 million were pledged at

December 31, 2014. Securities with an aggregate amortized cost of $149.22 million and an aggregate fair value of $149.83 million were pledged at December 31, 2013.

Securities in an unrealized loss position at December 31, 2014, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$1,966	$2	$21,234	$474	$23,200	$476
Mortgage-backed securities	—	—	4,518	32	4,518	32
Obligations of states and political subdivisions	6,279	51	6,049	75	12,328	126
Total temporarily impaired securities	$8,245	$53	$31,801	$581	$40,046	$634

There are 64 debt securities totaling $40.05 million considered temporarily impaired at December 31, 2014. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates declined throughout 2014, primarily in the middle and long-end of the United States Treasury yield curve, thereby reducing unrealized losses on the Corporation's debt securities. Weaker global economic conditions increased demand for United States debt securities, as the domestic economy improved even as the Federal Reserve wound down its “quantitative easing” program of buying long-term bonds aimed at stimulating the economy.  The municipal bond sector, which includes the Corporation's obligations of states and political subdivisions, benefited from strong investor demand as general credit quality improved throughout 2014 while the supply of new municipal bonds fell as compared to last year.  At December 31, 2014, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service.  Of those in a net unrealized loss position, approximately 91 percent were rated “A” or better, as measured by market value, at December 31, 2014. For the approximately nine percent not rated "A" or better, as measured by market value at December 31, 2014, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2014 and no other-than-temporary impairment has been recognized.

Securities in an unrealized loss position at December 31, 2013, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$29,430	$1,385	$8,948	$1,172	$38,378	$2,557
Mortgage-backed securities	40,090	555	—	—	40,090	555
Obligations of states and political subdivisions	21,260	656	3,078	157	24,338	813
Total temporarily impaired securities	$90,780	$2,596	$12,026	$1,329	$102,806	$3,925

The Corporation’s investment in restricted stocks totaled $3.44 million at December 31, 2014, and was comprised of $3.30 million of FHLB stock and $145,000 of CBB Stock. Restricted stock is generally viewed as a long-term investment and as restricted investment securities, which are carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at December 31, 2014 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.  At December 31, 2013, the Corporation’s restricted stocks included $347,000 of stock in the FRB, of which CVB was a member, and $145,000 of CBB stock owned by CVB.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2014	2013
Real estate – residential mortgage	$179,817	$188,455
Real estate – construction	7,325	5,810
Commercial, financial and agricultural [1]	306,845	288,593
Equity lines	50,321	50,795
Consumer	8,163	9,007
Consumer finance	283,333	277,724
	835,804	820,384
Less allowance for loan losses	(35,606)	(34,852)
Loans, net	$800,198	$785,532

[1]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $355,000 and $354,000 of demand deposit overdrafts at December 31, 2014 and 2013, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVB (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$36,541	$85,015	$121,556
Carrying amount
Real estate – residential mortgage	$1,723	$18,688	$20,411
Real estate – construction	—	—	—
Commercial, financial and agricultural	19,367	45,015	64,382
Equity lines	318	15,464	15,782
Consumer	16	979	995
Total acquired loans	$21,424	$80,146	$101,570

	December 31, 2013
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$49,041	$110,977	$160,018
Carrying amount
Real estate – residential mortgage	$2,694	$29,285	$31,979
Real estate – construction	771	917	1,688
Commercial, financial and agricultural	28,602	55,204	83,806
Equity lines	332	16,909	17,241
Consumer	121	2,156	2,277
Total acquired loans	$32,520	$104,471	$136,991

Loans on nonaccrual status at December 31, 2014 and 2013 were as follows:

	December 31,
(Dollars in thousands)	2014	2013
Real estate – residential mortgage	$2,472	$1,996
Real estate – construction:
Construction lending[1]	—	—
Consumer lot lending[1]	—	—
Commercial, financial and agricultural:
Commercial real estate lending	2,033	1,486
Land acquisition & development lending[1]	—	—
Builder line lending	—	13
Commercial business lending	—	374
Equity lines	356	291
Consumer	43	231
Consumer finance	1,040	1,187
Total loans on nonaccrual status	$5,944	$5,578

[1]	At December 31, 2014 and 2013 there were no real estate construction lending loans, real estate consumer lot lending loans or land acquisition and development lending loans on nonaccrual status.

If interest income had been recognized on nonaccrual loans at their stated rates during years 2014, 2013 and 2012, interest income would have increased by approximately $413,000, $479,000 and $654,000, respectively.

The past due status of loans as of December 31, 2014 was as follows:

							90+ Days
	30‑59 Days	60‑89 Days	90+ Days	Total Past			Past Due and
(Dollars in thousands)	Past Due[2,3]	Past Due[2,3]	Past Due[2,3]	Due	Current[1,2,3]	Total Loans	Accruing
Real estate – residential mortgage	$1,717	$256	$892	$2,865	$176,952	$179,817	$—
Real estate – construction:
Construction lending	—	—	—	—	3,839	3,839	—
Consumer lot lending	—	—	—	—	3,486	3,486	—
Commercial, financial and agricultural:
Commercial real estate lending	264	53	115	432	184,348	184,780	—
Land acquisition & development lending	—	—	218	218	47,255	47,473	—
Builder line lending	—	—	—	—	20,255	20,255	—
Commercial business lending	21	53	—	74	54,263	54,337	—
Equity lines	319	205	122	646	49,675	50,321	14
Consumer	15	37	6	58	8,105	8,163	—
Consumer finance	12,421	2,599	1,040	16,060	267,273	283,333	—
Total	$14,757	$3,203	$2,393	$20,353	$815,451	$835,804	$14

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due
[2]	The table above includes nonaccrual loans that are current of $3.06 million, 30-59 days past due of $697,000, 60‑89 days past due of $417,000 and 90+ days past due of $1.77 million.
[3]

The table above includes loans purchased in the acquisition of CVB that are current of $99.54 million, 30-59 days past due of $1.05 million, 60-89 days past due of $141,000 and 90+ days past due of $846,000.

The past due status of loans as of December 31, 2013 was as follows:

							90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total Past			Past Due and
(Dollars in thousands)	Past Due[2,3]	Past Due[2,3]	Past Due[2,3]	Due	Current[1,2,3]	Total Loans	Accruing
Real estate – residential mortgage	$1,547	$952	$1,547	$4,046	$184,409	$188,455	$—
Real estate – construction:
Construction lending	—	—	—	—	3,728	3,728	—
Consumer lot lending	—	—	—	—	2,082	2,082	—
Commercial, financial and agricultural:
Commercial real estate lending	5,567	228	72	5,867	162,255	168,122	72
Land acquisition & development lending	—	—	272	272	25,368	25,640	—
Builder line lending	—	—	—	—	13,426	13,426	—
Commercial business lending	306	368	2,033	2,707	78,698	81,405	—
Equity lines	264	45	173	482	50,313	50,795	—
Consumer	54	46	195	295	8,712	9,007	3
Consumer finance	14,174	2,998	1,187	18,359	259,365	277,724	—
Total	$21,912	$4,637	$5,479	$32,028	$788,356	$820,384	$75

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due
[2]	The table above includes nonaccrual loans that are current of $2.15 million, 30-59 days past due of $7,000, 60‑89 days past due of $306,000 and 90+ days past due of $3.11 million.
[3]

The table above includes loans purchased in the acquisition of CVB that are current of $136.30 million, 30-59 days past due of $1.35 million, 60-89 days past due of $841,000 and 90+ days past due of $2.98 million of which $3,000 are 90+ days past due and accruing.

Loan modifications that were classified as TDRs during the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014		2013
		Post-		Post-
		Modification		Modification
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment
Real estate – residential mortgage – interest reduction	2	$124	—	$—
Real estate – residential mortgage – interest rate concession	3	674	2	268
Commercial, financial and agricultural:
Commercial real estate lending – interest reduction	1	103	—	—
Commercial real estate lending – interest rate concession	1	96	4	1,829
Builder line lending – interest rate concession	—	—	1	17
Commercial business lending – interest rate concession	—	—	1	117
Commercial business lending – term concession	—	—	1	77
Equity lines – term concession	—	—	1	30
Consumer – interest rate concession	1	3	—	—
Total	8	$1,000	10	$2,338

For the purposes of the above table, the pre-modification recorded investment for TDRs were the same as the post-modification recorded investment for TDRs for December 31, 2014 and 2013.

TDR payment defaults during the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment
Commercial real estate lending	—	$—	1	$3

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Impaired loans, which included TDRs of $5.83 million, and the related allowance at December 31, 2014 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Builder line lending	—	—	—	—	—
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

Impaired loans, which included TDR loans of $5.62 million, and the related allowance at December 31, 2013 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,601	$2,694	$390	$2,090	$99
Commercial, financial and agricultural:
Commercial real estate lending	2,729	2,780	504	2,748	99
Builder line lending	13	16	4	14	1
Commercial business lending	695	756	131	562	11
Equity lines	131	132	—	33	—
Consumer	93	93	14	95	9
Total	$6,262	$6,471	$1,043	$5,542	$219

PCI loans had an unpaid principal balance of $36.54 million and a carrying value of $21.42 million at December 31, 2014. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired loans.

The PCI loan portfolio related to the CVB acquisition was accounted for at fair value on the date of acquisition as follows:

(Dollars in thousands)	October 1, 2013
Contractual principal and interest due	$70,390
Nonaccretable difference	(26,621)
Expected cash flows	43,769
Accretable yield	(8,454)
Purchase credit impaired loans - estimated fair value	$35,315

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Accretable yield, balance at beginning of period	$7,776	$8,454
Accretion	(3,234)	(678)
Reclassification of nonaccretable difference due to improvement in expected cash flows	10,593	—
Other changes, net	(1,647)	—
Accretable yield, balance at end of period	$13,488	$7,776

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at the beginning of year	$34,852	$35,907	$33,677
Provision charged to operations	16,330	15,085	12,405
Loans charged off	(19,846)	(20,070)	(13,497)
Recoveries of loans previously charged off	4,270	3,930	3,322
Balance at the end of year	$35,606	$34,852	$35,907

The following table presents, as of December 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Provision charged to operations	60	—	—	—	—	16,270	16,330
Loans charged off	(161)	—	(271)	(80)	(312)	(19,022)	(19,846)
Recoveries of loans previously charged off	59	—	210	—	250	3,751	4,270
Ending balance	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Ending balance: individually evaluated for impairment	$417	$—	$455	$1	$6	$—	$879
Ending balance: collectively evaluated for impairment	$1,896	$434	$7,289	$811	$205	$24,092	$34,727
Ending balance: acquired loans - purchase credit impaired	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$179,817	$7,325	$306,845	$50,321	$8,163	$283,333	$835,804
Ending balance: individually evaluated for impairment	$3,000	$—	$2,889	$30	$95	$—	$6,014
Ending balance: collectively evaluated for impairment	$175,094	$7,325	$284,589	$49,973	$8,052	$283,333	$808,366
Ending balance: acquired loans - purchase credit impaired	$1,723	$—	$19,367	$318	$16	$—	$21,424

The following table presents, as of December 31, 2013, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,358	$424	$9,824	$885	$283	$22,133	$35,907
Provision charged to operations	740	7	52	105	216	13,965	15,085
Loans charged off	(849)	—	(2,298)	(126)	(399)	(16,398)	(20,070)
Recoveries of loans previously charged off	106	3	227	28	173	3,393	3,930
Ending balance	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Ending balance: individually evaluated for impairment	$390	$—	$639	$—	$14	$—	$1,043
Ending balance: collectively evaluated for impairment	$1,965	$434	$7,166	$892	$259	$23,093	$33,809
Ending balance: acquired loans - purchase credit impaired	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$188,455	$5,810	$288,593	$50,795	$9,007	$277,724	$820,384
Ending balance: individually evaluated for impairment	$2,601	$—	$3,437	$131	$93	$—	$6,262
Ending balance: collectively evaluated for impairment	$183,160	$5,039	$256,554	$50,332	$8,793	$277,724	$781,602
Ending balance: acquired loans - purchase credit impaired	$2,694	$771	$28,602	$332	$121	$—	$32,520

Loans by credit quality indicators as of December 31, 2014 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$171,414	$2,978	$2,953	$2,472	$179,817
Real estate – construction:
Construction lending	1,191	—	2,648	—	3,839
Consumer lot lending	3,486	—	—	—	3,486
Commercial, financial and agricultural:
Commercial real estate lending	165,804	4,136	12,807	2,033	184,780
Land acquisition & development lending	43,693	1,136	2,644	—	47,473
Builder line lending	18,321	1,389	545	—	20,255
Commercial business lending	41,813	930	11,594	—	54,337
Equity lines	48,443	772	750	356	50,321
Consumer	7,984	103	33	43	8,163
	$502,149	$11,444	$33,974	$4,904	$552,471

Included in the table above are loans purchased in connection with the acquisition of CVB of $87.26 million pass rated, $2.99 million special mention, $10.71 million substandard and $603,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non‑Performing	Total
Consumer finance	$282,293	$1,040	$283,333

[1]	At December 31, 2014, the Corporation does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2013 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,670	$2,209	$3,580	$1,996	$188,455
Real estate – construction:
Construction lending	1,068	11	2,649	—	3,728
Consumer lot lending	1,831	105	146	—	2,082
Commercial, financial and agricultural:
Commercial real estate lending	152,017	2,934	11,685	1,486	168,122
Land acquisition & development lending	18,236	1,601	5,803	—	25,640
Builder line lending	11,608	1,278	527	13	13,426
Commercial business lending	61,715	2,758	16,558	374	81,405
Equity lines	48,603	1,003	898	291	50,795
Consumer	8,616	2	158	231	9,007
	$484,364	$11,901	$42,004	$4,391	$542,660

Included in the table above are loans purchased in connection with the acquisition of CVB of $119.75 million pass rated, $3.30 million special mention, $17.77 million substandard and $652,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$276,537	$1,187	$277,724

[1]	At December 31, 2013, the Corporation did not have any loans classified as Doubtful or Loss.

NOTE 6: Other Real Estate Owned

At December 31, 2014 and 2013, OREO was $786,000 and $2.77 million, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in the state of Virginia. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Balance at the beginning of year, gross	$6,904	$10,173
Transfers between loans and other real estate owned	1,960	588
Acquisition of CVB	—	395
Charge-offs	(4,135)	(261)
Sales proceeds	(4,382)	(4,209)
Gain on disposition	324	218
Deferred gain on disposition	144	—
Balance at the end of year, gross	815	6,904
Less valuation allowance	(29)	(4,135)
Balance at the end of year, net	$786	$2,769

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at the beginning of year	$4,135	$3,937	$3,927
Provision for losses	29	459	1,250
Charge-offs, net	(4,135)	(261)	(1,240)
Balance at the end of year	$29	$4,135	$3,937

Net expenses applicable to OREO, other than the provision for losses, were $6,000, $253,000 and $384,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2014	2013
Land	$8,431	$8,431
Buildings	33,917	32,493
Equipment, furniture and fixtures	36,956	40,100
	79,304	81,024
Less accumulated depreciation	(42,009)	(42,792)
	$37,295	$38,232

NOTE 8: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2014	2013
Certificates of deposit, over $250	$60,565	$63,159
Other time deposits	305,942	336,724
	$366,507	$399,883

Remaining maturities on time deposits at December 31, 2014 are as follows:

(Dollars in thousands)
2015	$199,395
2016	73,019
2017	44,127
2018	28,013
2019	13,849
Thereafter	8,104
$366,507

NOTE 9: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2014	2013
Balance outstanding at year end[1]	$14,436	$11,780
Maximum balance at any month end during the year	$15,488	$15,812
Average balance for the year	$12,745	$12,276
Weighted average rate for the year	0.39%	0.40%
Weighted average rate on borrowings at year end	0.38%	0.40%
Estimated fair value at year end	$14,436	$11,780

[1]	Consists entirely of secured transactions with customers, which generally mature the day following the day sold.

Long-term borrowings at December 31, 2014 consist of a repurchase agreement with a third-party correspondent bank, which is secured by investment securities; advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance; and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties.  The interest rate on the repurchase agreement, which matures in 2018, is 3.55% (7.00% minus three-month LIBOR with a maximum rate of 3.55%) and the outstanding balance as of December 31, 2014 was $5.00 million.  The interest rate on the revolving bank line of credit, which matures in 2017, floats at the one-month LIBOR rate plus a range of 200 to 225 basis points, depending upon the average balance outstanding on the line, and the outstanding balance as of December 31, 2014 was $75.49 million.  C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2014.  Long-term advances from the FHLB at December 31, 2014 consist of $22.50 million of convertible advances and $24.50 million of fixed rate hybrid advances.  The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid advances provide fixed-rate funding until the stated maturity date. C&F Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. The table below presents selected information on the FHLB advances:

(Dollars in thousands)

				Next
				Conversion
Balance Outstanding at December 31, 2014		Interest Rate	Maturity Date	Option Date
Fixed Rate Hybrid Advances
	$7,500	3.39%	08/10/15
	$7,500	0.80	08/30/16
	$2,500	1.28	08/30/18
	$7,000	1.95	12/04/19
Convertible Advances
	$7,500	3.70	10/19/17	01/20/15
	$5,000	4.06	10/25/17	01/26/15
	$5,000	2.93	11/27/17	02/27/15
	$5,000	3.59	06/06/18

The contractual maturities of long-term borrowings at December 31, 2014 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2015	$7,500	$—	$7,500
2016	7,500	—	7,500
2017	17,500	75,488	92,988
2018	7,500	5,000	12,500
2019	7,000	—	7,000
Thereafter	—	—	—
	$47,000	$80,488	$127,488

The Corporation’s unused lines of credit for future borrowings total approximately $281.40 million at December 31, 2014, which consists of $95.88 million available from the FHLB, $44.51 million on C&F Finance’s revolving bank line of credit, $26.01 million available from the FRB, $65.00 million under unsecured federal funds agreements with third party financial institutions, $50.00 million in repurchase lines of credit with third party financial institutions.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the securities at a rate equal to the three-month LIBOR rate plus 3.15%.  During 2014, in order to mitigate the effect of rising interest rates in the future, the Corporation entered into an interest rate swap agreement whereby the effective fixed interest rate on all $10.00 million of the securities became 4.82%.  The interest rate swap matures in December 2019. The principal asset of Trust II is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

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

In December 2003, Central Virginia Bankshares Statutory Trust I (CVBK Trust I) was formed as a wholly-owned non-operating subsidiary of CVBK for the purpose of issuing trust preferred capital securities for general corporate purposes. On December 17, 2003, CVBK Trust I issued $5.00 million of trust preferred capital securities in a private placement to an institutional investor and $155,000 in common equity to CVBK in exchange for cash. CVBK Trust I became a wholly-owned non-operating subsidiary of the Corporation pursuant to the merger of CVBK with and into the Corporation in March 2014, and the Corporation assumed CVBK’s obligations on the underlying trust preferred capital notes.  The securities mature in December 2033, are redeemable at the Corporation's option beginning after five years, and require quarterly distributions by CVBK Trust I to the holder of the securities at a rate equal to the three-month LIBOR plus

2.85%. During 2014, in order to mitigate the effect of rising interest rates in the future, the Corporation entered into an interest rate swap agreement whereby the effective fixed interest rate on all $5.00 million of the securities became 4.54%.  The interest rate swap matures in December 2019.  The principal asset of CVBK Trust I is $5.16 million of trust preferred capital notes originally issued by CVBK and assumed by the Corporation with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by CVBK Trust I to pay the quarterly distributions payable by CVBK Trust I to the holders of the trust preferred capital securities. The trust preferred capital securities issued by CVBK Trust I were adjusted to fair market value on the date of acquisition of CVBK. The resulting fair value adjustment was a discount of $716,000, which is being accreted over 20 years on a straight-line basis, and the balance of which was $672,000 as of December 31, 2014.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 10: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $1.66 million, $163,000 and $2.51 million as of December 31, 2014, 2013 and 2012, respectively.

	December 31,
(Dollars in thousands)	2014	2013	2012
Net unrealized gains on securities	$4,850	$261	$5,951
Net unrecognized loss on cash flow hedges	(64)	(202)	(313)
Net unrecognized losses on defined benefit plan	(1,700)	(325)	(922)
Total accumulated other comprehensive income (loss)	$3,086	$(266)	$4,716

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

On May 14, 2014, the Corporation repurchased the warrant for $2.30 million.  The repurchase price was based on the fair market value of the warrant as agreed upon by the Corporation and Treasury.  The funds for this redemption were provided by existing financial resources of the Corporation; therefore, there was no dilution to the Corporation's common shareholders.

Common Shares. The Corporation repurchased 4,608 and 1,215 shares of its common stock during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, 2,800 shares were purchased under a share repurchase program authorized by the Corporation’s Board of Directors for the purchase of up to $5.0 million of the Corporation’s common stock through May 2015.  During the years ended December 31, 2014 and 2013, 1,808 and 1,215 shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares. The Corporation did not repurchase any shares of its common stock during the year ended December 31, 2012.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

	December 31,
(Dollars in thousands)	2014	2013	2012
Net income	$12,346	$14,402	$16,382
Accumulated dividends on Series A Preferred Stock	—	—	(139)
Amortization of Series A Preferred Stock discount	—	—	(172)
Net income available to common shareholders	$12,346	$14,402	$16,071

Weighted average number of common shares used in earnings per common share—basic	3,404,112	3,305,132	3,215,049
Effect of dilutive securities:
Stock option awards and warrant	32,166	138,850	90,853
Weighted average number of common shares used in earnings per common share—assuming dilution	3,436,278	3,443,982	3,305,902

Potential common shares that may be issued by the Corporation for its stock option awards and Warrant are determined using the treasury stock method. Approximately 150,000, 18,000 and 215,000 shares issuable upon exercise of options for the years ended December 31, 2014, 2013 and 2012, respectively, were not included in computing diluted earnings per common share because they were anti-dilutive.

NOTE 11: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current taxes	$2,483	$4,424	$8,494
Deferred taxes	2,247	2,286	(848)
	$4,730	$6,710	$7,646

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
		Percent of		Percent of		Percent of
		Pre-tax		Pre-tax		Pre-tax
(Dollars in thousands)	2014	Income	2013	Income	2012	Income
Income tax computed at federal statutory rates	$5,977	35.0%	$7,389	35.0%	$8,410	35.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,546)	(9.0)	(1,600)	(7.6)	(1,631)	(6.8)
Reduction of interest expense incurred to carry tax-exempt assets	42	0.3	59	0.3	78	0.3
State income taxes, net of federal tax benefit	532	3.1	938	4.4	1,133	4.7
Nondeductible expenses primarily related to the acquisition of CVBK	—	—	251	1.2	—	—
Tax credits	(180)	(1.1)	(225)	(1.1)	(225)	(0.9)
Other	(95)	(0.6)	(102)	(0.4)	(119)	(0.5)
	$4,730	27.7%	$6,710	31.8%	$7,646	31.8%

The Corporation’s net deferred income taxes totaled $20.7 million and $25.2 million at December 31, 2014 and 2013, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2014	2013
Deferred tax asset
Allowance for loan losses and OREO losses	$13,590	$14,787
Fair market value adjustments related to acquisition	6,603	9,192
Reserve for indemnification losses	794	917
Deferred compensation	1,821	2,617
Share-based compensation	791	517
Interest on nonaccrual loans	1,222	645
Depreciation	149	—
Cash flow hedges	40	129
Other	2,677	1,556
Deferred tax asset	27,687	30,360
Deferred tax liability
Goodwill and other intangible assets	(3,291)	(3,079)
Core deposit intangible	(904)	(1,321)
Defined benefit plan	(176)	(513)
Depreciation	—	(132)
Net unrealized gain on securities available for sale	(2,611)	(141)
Deferred tax liability	(6,982)	(5,186)
Net deferred tax asset	$20,705	$25,174

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011.

NOTE 12: Employee Benefit Plans

C&F Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 90% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Bank’s profitability for a given year and on each participant’s yearly earnings. All full-time employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. All employee contributions are fully vested upon contribution. An employee is 20% vested in C&F Bank’s contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years, or earlier in the event of retirement, death or attainment of age 65 while an employee. The amounts charged to expense under this plan were $557,000, $417,000 and $387,000 in 2014, 2013 and 2012, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. All employee contributions are fully vested upon contribution. An employee is vested 25% in the employer’s contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years.  The amounts charged to expense under this plan were $16,000, $104,000 and $29,000 in 2014, 2013 and 2012, respectively.

C&F Finance maintains a Defined Contribution Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of C&F Bank. The amounts charged to expense under this plan were $199,000, $155,000 and $147,000 in 2014, 2013 and 2012, respectively.

Central Virginia Bank maintained a qualified defined contribution plan for all eligible full-time and part-time employees prior to March 22, 2014. The plan was sponsored by the VBA. CVB did not make any profit sharing contributions to the plan during 2014, 2013 and 2012. On March 22, 2014 the CVB plan was terminated and the CVB plan assets totaling $6.6 million were transferred into the Profit-Sharing Plan and the CVB plan participants became participants of the Profit-Sharing Plan subject to its provisions.

Individual performance bonuses are awarded annually to certain members of management under the Corporation's Management Incentive Plan. The Corporation’s Compensation Committee recommends to the Corporation’s Board of Directors the bonuses to be paid to the Chief Executive Officer and the President and Chief Financial Officer of the Corporation, and recommends to the C&F Bank’s Board of Directors bonuses to be paid to certain other senior C&F Bank and C&F Finance officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of the C&F Bank and C&F Finance. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, and absolute levels of income are considered. In addition, C&F Bank’s Board of Directors considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $1.20 million, $1.32 million and $1.02 million in 2014, 2013 and 2012, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $173,000, $932,000 and $1.05 million were expensed in 2014, 2013 and 2012, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

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

The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Bank’s Profit Sharing Plan and Cash Balance Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $215,000, $185,000 and $175,000 in 2014, 2013 and 2012, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the C&F Bank’s Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2014	2013	2012
Change in benefit obligation
Projected benefit obligation, beginning	$10,659	$10,058	$8,768
Service cost	763	776	636
Interest cost	451	425	395
Actuarial loss	1,882	91	505
Benefits paid	(173)	(691)	(246)
Projected benefit obligation, ending	$13,582	$10,659	$10,058
Change in plan assets
Fair value of plan assets, beginning	$11,624	$9,612	$8,295
Actual return on plan assets	633	1,703	1,063
Employer contributions	2,000	1,000	500
Benefits paid	(173)	(691)	(246)
Fair value of plan assets, ending	$14,084	$11,624	$9,612
Funded status	$502	$965	$(446)
Amounts recognized as an other asset (liability)	$502	$965	$(446)
Amounts recognized in accumulated other comprehensive loss
Net loss	$3,558	$1,510	$2,495
Prior service cost	(942)	(1,010)	(1,077)
Deferred taxes	(916)	(175)	(496)
Total recognized in accumulated other comprehensive loss	$1,700	$325	$922
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	3.6%	4.4%	4.0%
Expected return on plan assets	7.5	8.0	8.0
Rate of compensation increase	3.0	3.0	3.0

The accumulated benefit obligation was $13.58 million and $10.66 million as of the actuarial valuation dates December 31, 2014 and 2013, respectively.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Components of net periodic benefit cost
Service cost	$763	$776	$636
Interest cost	451	425	395
Expected return on plan assets	(832)	(748)	(633)
Amortization of prior service cost	(68)	(68)	(68)
Amortization of net obligation at transition	—	—	—
Recognized net actuarial loss	33	121	106
Net periodic benefit cost	347	506	436
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	2,048	(985)	(31)
Amortization of net obligation at transition	—	—	—
Amortization of prior service costs	68	68	68
Deferred taxes	(741)	320	(13)
Total recognized in accumulated other comprehensive loss (income)	1,375	(597)	24
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1,722	$(91)	$460

	January 1,
	2014	2013	2012
Weighted-average assumptions for net periodic benefit cost as of
Discount rate	4.4%	4.0%	4.5%
Expected return on plan assets	7.5	8.0	8.0
Rate of compensation increase	3.0	3.0	3.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2015	$1,249
2016	633
2017	734
2018	2,155
2019	771
2020 – 2024	4,822
$10,364

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2014	2013
Mutual funds-fixed income	39%	38%
Mutual funds-equity	61	62
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2014 and 2013.  For more information about fair value measurements, see “Note 17: Fair Value of Assets and Liabilities.”

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$5,540	$—	$—	$5,540
Mutual funds-equity [2]	8,533	—	—	8,533
Cash and equivalents [3]	11	—	—	11
Total pension assets	$14,084	$—	$—	$14,084

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$4,431	$—	$—	$4,431
Mutual funds-equity [2]	7,181	—	—	7,181
Cash and equivalents [3]	12	—	—	12
Total pension assets	$11,624	$—	$—	$11,624

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

NOTE 13: Related Party Transactions

Loans outstanding to directors and executive officers totaled $2.45 million and $2.72 million at December 31, 2014 and 2013, respectively. There were no new advances to directors and officers and repayments totaled $262,000 in the year ended December 31, 2014. Total deposits for directors and executive officers were $3.4 million and $3.6 million at December 31, 2014 and 2013, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

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

Prior to the amendment of the Amended 2004 Plan in 2008, the Corporation awarded options to purchase common stock and/or grants of restricted shares of common stock to certain key employees of the Corporation under the plan that was approved by the Corporation’s shareholders on April 20, 2004. Options were issued to employees at a price equal to the fair market value of common stock at the date granted. Restricted shares were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares were awarded. All options outstanding under this plan are exercisable as of December 31, 2014. All options expire ten years from the grant date.

In 1998, the Board of Directors authorized 25,000 shares of common stock for issuance under the C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (the Director Plan). In 1999, the Director Plan was amended to authorize a total of 150,000 shares for issuance. Under the Director Plan, options were issued to non-employee directors at a price equal to the fair market value of common stock at the date granted. All options outstanding under the Director Plan are exercisable as of December 31, 2014. All options expire ten years from the grant date. In 2008, the Corporation ceased granting awards to non-employee directors under the Director Plan, which expired in 2008, and non-employee directors were added to the group of eligible award recipients under the Amended 2004 Plan.

Stock option transactions under the various plans for the periods indicated were as follows:

	2014			2013		2012
		Exercise	Intrinsic		Exercise		Exercise
(Dollars in thousands, except for per share amounts)	Shares	Price*	Value	Shares	Price*	Shares	Price*
Outstanding at beginning of year	164,150	$38.21		276,432	$39.14	325,067	$36.68
Granted	—	—		—	—	—	—
Exercised	(271)	39.29		(94,382)	40.41	(48,635)	22.70
Cancelled	(63,117)	38.95		(17,900)	40.87	—	—
Outstanding and exercisable at end of year	100,762	$37.75	$200	164,150	$38.21	276,432	$39.14

*Weighted average

The total intrinsic value of in-the-money options exercised in 2014 was less than $1,000. Cash received from option exercises during 2014 was $11,000, and less than a $1,000 tax benefit was recognized in additional paid-in capital in connection with nonqualified option exercises. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding and Exercisable
		Remaining
	Number Outstanding	Contractual Life
Range of Exercise Prices	at December 31, 2014	(Years)*	Exercise Price*
$35.20 to $39.60	100,762	1.2	$37.75

*Weighted average

As permitted under the 2013 Plan and Amended 2004 Plan, the Corporation awards shares of restricted stock to certain key employees and non-employee directors. Restricted shares awarded to employees generally vest on the fifth anniversary of the grant date and restricted shares awarded to non-employee directors generally vest on the third anniversary of the grant date. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	120,183	$31.18	97,700	$24.69	87,125	$22.59
Granted	32,625	39.84	35,594	45.24	29,025	33.16
Vested	(15,208)	20.13	(10,700)	18.16	(16,100)	28.85
Cancelled	(2,000)	42.14	(2,411)	36.42	(2,350)	22.60
Nonvested at end of year	135,600	$34.34	120,183	$31.18	97,700	$24.69

Compensation is accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value of restricted stock granted for the years 2014, 2013 and 2012 was $39.84, $45.24 and $33.16, respectively. Compensation expense is charged to income ratably over the vesting periods, and was $967,000 in 2014, $659,000 in 2013 and $488,000 in 2012. As of December 31, 2014, there was $2.79 million of total unrecognized compensation cost related to restricted stock granted under the 2013 Plan and the Amended 2004 Plan. This amount is expected to be recognized through 2019.

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

Quantitative measures established by regulations effective as of December 31, 2014 and December 31, 2013 to ensure capital adequacy have required the Corporation, C&F Bank and CVB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). Per the regulatory capital standards effective as of December 31, 2014 and December 31, 2013, for the Corporation, C&F Bank and CVB Tier 1 capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, amounts resulting from changes in the funded status of the pension plan and goodwill net of any related deferred tax liability, and total capital consists of Tier 1 capital and a portion of the allowance for loan losses. As of these dates and for the Corporation only, Tier 1 and total capital also include trust preferred securities and exclude the unrealized loss on cash flow hedging instruments. Risk-weighted assets for the Corporation and C&F Bank were $896.6 million and $894.08 million, respectively at December 31, 2014.  Risk-weighted assets for the Corporation, C&F Bank and CVB were $850.67 million, $692.50 million and $157.85 million, respectively, at December 31, 2013 . Management believes that, as of December 31, 2014, the Corporation and C&F Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) for C&F Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, under regulations applicable at December 31, 2014 the Bank was required to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2014 and 2013:

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Corporation	$130,401	14.5%	$71,731	8.0%	N/A	N/A
C&F Bank	129,228	14.5	71,527	8.0	$89,408	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	118,892	13.3	35,866	4.0	N/A	N/A
C&F Bank	117,753	13.2	35,763	4.0	53,645	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	118,892	9.2	51,974	4.0	N/A	N/A
C&F Bank	117,753	9.1	51,959	4.0	77,939	6.0

As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Corporation	$125,159	14.7%	$68,054	8.0%	N/A	N/A
C&F Bank	100,538	14.5	55,400	8.0	$69,250	10.0%
CVB	19,602	12.4	12,628	8.0	$15,785	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	114,227	13.4	34,027	4.0	N/A	N/A
C&F Bank	91,559	13.2	27,700	4.0	41,550	6.0
CVB	19,567	12.4	6,314	4.0	9,471	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	114,227	8.9	51,623	4.0	N/A	N/A
C&F Bank	91,559	9.4	38,964	4.0	58,447	6.0
CVB	19,567	5.9	13,290	4.0	19,935	6.0

In December 2013, The Federal Reserve Board issued a final rule that makes technical changes to its market risk capital rule to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The Basel III final rules require the Company to comply with the following new minimum capital ratios, effective January 1,

2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from the current requirement); and, (4) a leverage ratio of 4% of total assets.  The Basel III Final Rules establish a capital conservation buffer of 2.5%, which is added to the 4.5% common equity Tier 1 capital ratio as the buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 7%. The Basel III Final Rules also establish risk weightings that applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules were effective January 1, 2015, and the Basel III Final Rules capital conservation buffer will be phased in from 2015 to 2019.

Based on management's interpretation and understanding of the new rules, the Company has evaluated the effect of the Basel III final rules and expects the Company will continue to exceed the well capitalized minimum capital requirements based on the December 31, 2014 balance sheet composition.  For additional information about the Basel III Final Rules, see “Item1. Business” under the heading “Regulation and Supervision” in this Annual Report on Form 10-K.

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to the U.S. Treasury 20,000 shares of the Corporation’s Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation’s Common Stock, for a total price of $20.0 million. The Corporation has redeemed 100 percent of the Series A Preferred Stock, $10.00 million in April 2012 and $10.00 million in July 2011 and the warrant was repurchased in May 2014 for $2.30 million.

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. On December 17, 2003, CVBK issued $5.00 million of trust preferred securities through a statutory business trust for general corporate purposes. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was eligible for inclusion in the Corporation's Tier 1 capital as of December 31, 2014 and 2013.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by C&F Bank (and prior to being merged into C&F Bank, CVB) to the Corporation. The total amount of dividends that may be paid at any date by C&F Bank is generally limited to the retained earnings of C&F Bank, and loans or advances are limited to 10 percent of C&F Bank’s capital stock and surplus on a secured basis.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments was $136.00 million at December 31, 2014 and $129.24 million (including loan commitments at CVB) at December 31, 2013.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $13.40 million at December 31, 2014 and $13.72 million (including loan commitments at CVB) at December 31, 2013.

C&F Mortgage had rate lock commitments (or IRLCs) to originate mortgage loans amounting to approximately $38.40 million and loans held for sale of $28.28 million. At December 31, 2014, each loan held for sale by C&F Mortgage was subject to a forward sales agreement.  C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2014, the Corporation had forward sales contracts with a notional value of $66.68 million. The fair value of these derivative instruments at December 31, 2014 was $448,000, which was included in other assets.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage by the counterparties making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2014. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Allowance, beginning of period	$2,415	$2,092	$1,702
Provision for indemnification losses	240	558	1,205
Payments	(566)	(235)	(815)
Allowance, end of period	$2,089	$2,415	$2,092

Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with the Corporation's operating leases was $1.25 million, $1.39 million and $1.47 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments due under the Corporation's operating leases as of December 31, 2014 are as follows:

(Dollars in thousands)
2015	$1,266
2016	1,073
2017	919
2018	682
2019	509
Thereafter	436
$4,885

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has not made any fair value options elections as of December 31, 2014, except that during the second quarter of 2013, the Corporation elected to begin using fair value accounting for its entire portfolio of LHFS.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2014 and 2013, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

Loans held for sale. Fair value of the Corporation's LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. The Corporation's portfolio of LHFS is classified as Level 2.

Derivative asset (liability) - IRLCs. The Corporation recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Corporation's IRLCs are classified as Level 2.

Derivative asset (liability) - forward sales commitments. Forward commitments to sell mortgage loans and TBAs are used to mitigate interest rate risk for residential mortgage LHFS and IRLCs. Forward commitments to sell mortgage loans and TBAs are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell TBAs. The Corporation's forward sales commitments are classified as Level 2.

Derivative asset (liability) - cash flow hedges. The Corporation’s derivative financial instruments have been designated as and qualify as cash flow hedges. The fair value of the Corporation's cash flow hedges is determined using the discounted cash flow method.

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$22,934	$—	$22,934
Mortgage-backed securities	—	67,619	—	67,619
Obligations of states and political subdivisions	—	131,344	—	131,344
Total securities available for sale	—	221,897	—	221,897
Loans held for sale	—	28,279	—	28,279
Derivative asset - IRLC	—	448	—	448
Derivative asset - cash flow hedges	—	40	—	40
Total assets	$—	$250,664	$—	$250,664

Liabilities:
Derivative liability - cash flow hedges	$—	$143	$—	$143

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,000	$—	$10,000
U.S. government agencies and corporations	—	29,950	—	29,950
Mortgage-backed securities	—	50,863	—	50,863
Obligations of states and political subdivisions	—	127,139	—	127,139
Corporate and other debt securities	—	158	—	158
Total securities available for sale	—	218,110	—	218,110
Loans held for sale	—	35,879	—	35,879
Derivative asset - IRLC	—	511	—	511
Derivative asset - forward sales commitments	—	22	—	22
Total assets	$—	$254,522	$—	$254,522

Liabilities:
Derivative liability - cash flow hedges	$—	$331	$—	$331

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,224	$1,224
Other real estate owned net	—	—	786	786
Total	$—	$—	$2,010	$2,010

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$3,646	$3,646
Other real estate owned, net	—	—	2,769	2,769
Total	$—	$—	$6,415	$6,415

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of December 31, 2014:

	Fair Value Measurements at December 31, 2014
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$1,224	Appraisals	Discount to reflect current market conditions and estimated selling costs	10% - 50%
Other real estate owned, net	786	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 56%
Total	$2,010

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of December 31, 2014 and 2013.

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

	Carrying	Fair Value Measurements at December 31, 2014 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$167,616	$167,616	$—	$—	$167,616
Securities available for sale	221,897	—	221,897	—	221,897
Loans, net	800,198	—	—	813,010	813,010
Loans held for sale	28,279	—	28,279	—	28,279
Derivative asset - IRLC	448	—	448	—	448
Derivative asset - cash flow hedges	40	—	40	—	40
Accrued interest receivable	6,421	6,421	—	—	6,421
Financial liabilities:
Demand deposits	$659,594	$659,594	$—	$—	$659,594
Time deposits	366,507	—	369,538	—	369,538
Borrowings	167,027	—	160,052	—	160,052
Derivative liability - cash flow hedges	143	—	143	—	143
Accrued interest payable	740	740	—	—	740

	Carrying	Fair Value Measurements at December 31, 2013 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$148,139	$148,139	$—	$—	$148,139
Securities available for sale	218,110	—	218,110	—	218,110
Loans, net	785,532	—	—	800,488	800,488
Loans held for sale	35,879	—	35,879	—	35,879
Derivative asset - IRLC	511	—	511	—	511
Derivative asset - forward sales commitments	22	—	22	—	22
Accrued interest receivable	6,360	6,360	—	—	6,360
Financial liabilities:
Demand deposits	$608,409	$608,409	$—	$—	$608,409
Time deposits	399,883	—	403,291	—	403,291
Borrowings	169,835	—	162,194	—	162,194
Derivative liability - cash flow hedges	331	—	331	—	331
Accrued interest payable	843	843	—	—	843

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

NOTE 18: Business Segments

The Corporation operates in a decentralized fashion in three principal business segments: Retail Banking, Mortgage Banking and Consumer Finance. Revenues from Retail Banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from Consumer Finance consist primarily of interest earned on purchased automobile retail installment sales contracts.

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

	Year Ended December 31, 2014
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$43,616	$1,304	$46,569	$—	$(4,994)	$86,495
Gains on sales of loans	—	5,108	—	—	—	5,108
Other noninterest income	9,170	2,708	1,227	1,358	—	14,463
Total operating income	52,786	9,120	47,796	1,358	(4,994)	106,066
Expenses:
Provision for loan losses	—	60	16,270	—	—	16,330
Interest expense	5,915	199	6,445	960	(4,994)	8,525
Salaries and employee benefits	22,944	3,568	8,962	836	—	36,310
Other noninterest expenses	17,970	4,608	4,739	508	—	27,825
Total operating expenses	46,829	8,435	36,416	2,304	(4,994)	88,990
Income (loss) before income taxes	5,957	685	11,380	(946)	—	17,076
Income tax (benefit) expense	377	274	4,438	(359)	—	4,730
Net income (loss)	$5,580	$411	$6,942	$(587)	$—	$12,346
Total assets	$1,178,270	$42,143	$283,984	$4,208	$(175,282)	$1,333,323
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,657	$92	$177	$1	$—	$1,927

	Year Ended December 31, 2013
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$34,777	$1,865	$48,735	$2	$(5,167)	$80,212
Gains on sales of loans	—	7,510	—	—	—	7,510
Other noninterest income	7,672	4,308	1,190	1,540	—	14,710
Total operating income	42,449	13,683	49,925	1,542	(5,167)	102,432
Expenses:
Provision for loan losses	1,030	90	13,965	—	—	15,085
Interest expense	6,135	343	6,501	811	(5,167)	8,623
Salaries and employee benefits	18,361	4,118	7,877	811	—	31,167
Other noninterest expenses	14,500	5,881	4,300	1,764	—	26,445
Total operating expenses	40,026	10,432	32,643	3,386	(5,167)	81,320
Income (loss) before income taxes	2,423	3,251	17,282	(1,844)	—	21,112
Income tax (benefit) expense	(884)	1,300	6,740	(446)	—	6,710
Net income (loss)	$3,307	$1,951	$10,542	$(1,398)	$—	$14,402
Total assets	$1,157,228	$50,803	$278,855	$4,017	$(178,606)	$1,312,297
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$3,294	$535	$53	$2	$—	$3,884

	Year Ended December 31, 2012
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,301	$2,358	$47,403	$—	$(5,098)	$76,964
Gains on sales of loans	—	7,692	—	—	—	7,692
Other noninterest income	6,124	4,315	1,149	1,322	20	12,930
Total operating income	38,425	14,365	48,552	1,322	(5,078)	97,586
Expenses:
Provision for loan losses	2,400	165	9,840	—	—	12,405
Interest expense	7,404	483	6,334	988	(5,098)	10,111
Salaries and employee benefits	15,562	3,795	7,591	865	—	27,813
Other noninterest expenses	12,385	6,265	4,100	479	—	23,229
Total operating expenses	37,751	10,708	27,865	2,332	(5,098)	73,558
Income (loss) before income taxes	674	3,657	20,687	(1,010)	20	24,028
Income tax (benefit) expense	(1,479)	1,466	8,042	(383)	—	7,646
Net income (loss)	$2,153	$2,191	$12,645	$(627)	$20	$16,382
Total assets	$813,817	$86,978	$280,205	$3,570	$(207,552)	$977,018
Goodwill	$—	$—	$10,723	$—	$—	$10,723
Capital expenditures	$739	$272	$179	$—	$—	$1,190

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to originate loans by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points and fixed rate notes that carry interest rates ranging from 3.8 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 19: Interest Rate Swaps

The Corporation uses interest rate swaps to manage exposure of its trust preferred capital notes to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.00 million and $15.00 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2015 and December 2019, respectively.

The cash flow hedges total notional amount is $25.00 million. At December 31, 2014, the $15.0 million of cash flow hedges entered into during 2014 had a fair value of $40,000, which is recorded in other asssets, and the other $10.0 million of cash flow hedges had a fair value of ($143,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2014 and therefore the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 20: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,
(Dollars in thousands)	2014	2013
Balance Sheets
Assets
Cash	$662	$958
Securities available for sale	—	—
Other assets	2,506	7,549
Investments in subsidiaries	145,790	130,009
Total assets	$148,958	$138,516
Liabilities and shareholders’ equity
Trust preferred capital notes	$25,103	$20,620
Other liabilities	482	4,955
Shareholders’ equity	123,373	112,941
Total liabilities and shareholders’ equity	$148,958	$138,516

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Statements of Income
Interest expense on borrowings	$(916)	$(757)	$(987)
Dividends received from C&F Bank	5,596	31,150	13,232
Equity in undistributed net income (loss) of subsidiaries	8,182	(14,768)	4,246
Gain on sale of securities	—	270	—
Other income	20	53	737
Other expenses	(536)	(1,546)	(846)
Net income	$12,346	$14,402	$16,382

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Statements of Cash Flows
Operating activities:
Net income	$12,346	$14,402	$16,382
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(8,182)	14,768	(4,246)
Share-based compensation	1,104	743	566
Amortization of acquisition-related fair value adjustment	27	—	—
Gain on sale of securities	—	(270)	—
Decrease (increase) in other assets	4,882	(4,710)	(217)
(Decrease) increase in other liabilities	(4,263)	4,550	(46)
Net cash provided by operating activities	5,914	29,483	12,439
Investing activities:
Proceeds from sale of securities	—	296	—
Acquisition of Central Virginia Bankshares, Inc.	—	(4,196)	—
Investment in Central Virginia Bank	—	(26,058)	—
Merger of Central Virginia Bankshares, Inc. into C&F Financial Corporation	160	—	—
Net cash provided by (used in) investing activities	160	(29,958)	—
Financing activities:
Net proceeds from issuance of preferred stock	—	—	—
Net proceeds from issuance of common stock	133	125	200
Redemption of preferred stock	—	—	(10,000)
Repurchase of common stock warrant	(2,303)	—	—
Common stock repurchases	(161)	—	—
Cash dividends	(4,050)	(3,845)	(3,682)
Proceeds from exercise of stock options	11	4,301	1,309
Net cash (used in) provided by financing activities	(6,370)	581	(12,173)
Net (decrease) increase in cash and cash equivalents	(296)	106	266
Cash at beginning of year	958	852	586
Cash at end of year	$662	$958	$852

NOTE 21: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other Expenses.”

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Data processing fees	$3,616	$2,700	$2,273
Loan and OREO expenses	364	1,001	1,982
Amortization of core deposit intangible	1,190	333	—
Professional fees	2,101	2,326	1,688
Telecommunication expenses	1,507	1,231	1,181
Travel and educational expenses	1,109	1,032	957
Marketing and advertising expenses	1,333	964	813
Provision for indemnification losses	240	558	1,205
Acquisition transactions cost	315	1,351	—
All other noninterest expenses	7,244	7,552	6,335
Total Other Noninterest Expenses	$19,019	$19,048	$16,434

NOTE 22: Quarterly Condensed Statements of Income—Unaudited

	2014 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$21,294	$21,712	$21,838	$21,651
Net interest income after provision for loan losses	15,564	16,306	15,582	14,188
Other income	4,812	5,349	4,706	4,704
Other expenses	16,354	16,339	15,668	15,774
Income before income taxes	4,022	5,316	4,620	3,118
Net income	2,893	3,742	3,294	2,417
Net income available to common shareholders	2,893	3,742	3,294	2,417
Earnings per common share—assuming dilution	0.83	1.09	0.97	0.71
Dividends declared per common share	0.29	0.30	0.30	0.30

	2013 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$19,123	$19,230	$19,654	$22,205
Net interest income after provision for loan losses	13,795	14,028	13,745	14,936
Other income	5,098	6,963	5,639	4,520
Other expenses	13,029	14,548	14,524	15,511
Income before income taxes	5,864	6,443	4,860	3,945
Net income	4,006	4,178	3,366	2,852
Net income available to common shareholders	4,006	4,178	3,366	2,852
Earnings per common share—assuming dilution	1.19	1.22	0.97	0.81
Dividends declared per common share	0.29	0.29	0.29	0.29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2015 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary’s internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 11, 2015

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2014, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation

West Point, Virginia

We have audited C&F Financial Corporation and Subsidiary’s (the Corporation) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of C&F Financial Corporation and Subsidiary, and our report dated March 11, 2015 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 11, 2015

ITEM 9B.OTHER INFORMATION

On December 16, 2014, the Corporation’s Compensation Committee approved an additional compensation benefit for Chairman and Chief Executive Officer Larry G. Dillon to provide post-retirement medical and dental insurance premiums for Mr. Dillon and his spouse for life.  The new benefit is effective as of January 1, 2015, although Mr. Dillon is not eligible to begin receiving this benefit until he retires at or after age 65.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2015 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2015 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The information regarding the Corporation's Audit Committee is contained in the 2015 Proxy Statement under the caption "Report of the Audit Committee" and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2015 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report in the 2015 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2015 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2015 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2015 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2015 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2015 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2015 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits:

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 16, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 22, 2014)

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

10.19

Amended and Restated Loan and Security Agreement by and between Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

10.19.1

First Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of July 1, 2010 (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed August 6, 2010)

10.19.2

Second Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 17, 2012 (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 8, 2012)

10.19.3

Third Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 12, 2013 (incorporated by reference to Exhibit 10.19.3 to Form 10-K filed March 7, 2014)

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

*10.33	Change in Control Agreement dated October 9, 2012 between C&F Financial Corporation and John Anthony Seaman (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 7, 2014)

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 11, 2015	By:	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LARRY G. DILLON	Date:	March 11, 2015
Larry G. Dillon, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/S/ THOMAS F. CHERRY	Date:	March 11, 2015
Thomas F. Cherry, President,
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

/S/ J. P. CAUSEY JR.	Date:	March 11, 2015
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date:	March 11, 2015
Barry R. Chernack, Director

/S/ AUDREY D. HOLMES	Date:	March 11, 2015
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	March 11, 2015
James H. Hudson III, Director

/S/ JOSHUA H. LAWSON	Date:	March 11, 2015
Joshua H. Lawson, Director

/S/ C. ELIS OLSSON	Date:	March 11, 2015
C. Elis Olsson, Director

/S/ PAUL C. ROBINSON	Date:	March 11, 2015
Paul C. Robinson, Director