Form 10-Q
period 2015-03-31
C & F FINANCIAL CORP
filed 2015-05-11
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

At May 8, 2015, the latest practicable date for determination, 3,394,224 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31,	December 31,
	2015	2014
Assets	(unaudited)	*
Cash and due from banks	$9,661	$10,749
Interest-bearing deposits in other banks	163,774	156,867
Total cash and cash equivalents	173,435	167,616
Securities—available for sale at fair value, amortized cost of $212,851 and $214,437, respectively	220,834	221,897
Loans held for sale, at fair value	41,477	28,279
Loans, net of allowance for loan losses of $35,697 and $35,606, respectively	808,153	800,198
Restricted stocks, at cost	3,345	3,442
Corporate premises and equipment, net	36,929	37,295
Other real estate owned, net of valuation allowance of $0 and $29, respectively	790	786
Accrued interest receivable	6,079	6,421
Goodwill	14,425	14,425
Core deposit intangible, net	2,321	2,583
Bank-owned life insurance	14,582	14,484
Other assets	41,455	40,761
Total assets	$1,363,825	$1,338,187

Liabilities
Deposits
Noninterest-bearing demand deposits	$189,730	$161,839
Savings and interest-bearing demand deposits	502,414	497,755
Time deposits	359,723	366,507
Total deposits	1,051,867	1,026,101
Short-term borrowings	13,072	14,436
Long-term borrowings	127,488	127,488
Trust preferred capital notes	25,112	25,103
Accrued interest payable	730	740
Other liabilities	21,238	20,709
Total liabilities	1,239,507	1,214,577

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,393,935 and 3,418,750 shares issued and outstanding, respectively, includes, 144,400 and 135,600 of unvested shares, respectively)	3,250	3,283
Additional paid-in capital	8,336	9,456
Retained earnings	109,412	107,785
Accumulated other comprehensive income, net	3,320	3,086
Total shareholders’ equity	124,318	123,610
Total liabilities and shareholders’ equity	$1,363,825	$1,338,187

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Interest income
Interest and fees on loans	$19,018	$19,467
Interest on interest-bearing deposits and federal funds sold	100	81
Interest and dividends on securities
U.S. government agencies and corporations	128	194
Tax-exempt obligations of states and political subdivisions	1,079	1,127
Taxable obligations of states and political subdivisions	42	—
Corporate bonds and other	436	425
Total interest income	20,803	21,294
Interest expense
Savings and interest-bearing deposits	275	272
Time deposits	681	841
Borrowings	786	870
Trust preferred capital notes	289	237
Total interest expense	2,031	2,220
Net interest income	18,772	19,074
Provision for loan losses	3,515	3,510
Net interest income after provision for loan losses	15,257	15,564
Noninterest income
Gains on sales of loans	1,645	1,169
Service charges on deposit accounts	1,015	1,062
Other service charges and fees	1,441	1,381
Net gains on calls and sales of available for sale securities	1	—
Investment services income	377	283
Other income	622	756
Total noninterest income	5,101	4,651
Noninterest expenses
Salaries and employee benefits	10,164	9,159
Occupancy	2,160	2,132
Other	4,426	4,800
Total noninterest expenses	16,750	16,091
Income before income taxes	3,608	4,124
Income tax expense	963	1,232
Net income	2,645	2,892
Net income per share - basic	$0.77	$0.85
Net income per share - assuming dilution	$0.77	$0.83
Weighted average number of shares outstanding - basic	3,414,172	3,400,839
Weighted average number of shares outstanding - assuming dilution	3,414,539	3,491,640

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$2,645	$2,892
Other comprehensive income, net:
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	(29)	(8)
Tax effect	11	3

Amortization of prior service cost arising during the period[1]	14	17
Tax effect	(5)	(6)
Net of tax amount	(9)	6

Unrealized (loss) gain on cash flow hedging instruments
Unrealized holding (loss) gain arising during the period	(148)	40
Tax effect	52	(15)
Net of tax amount	(96)	25

Unrealized holding gains on securities
Unrealized holding gains arising during the period	523	3,170
Tax effect	(183)	(1,101)
Reclassification adjustment for gains included in net income[2]	(1)	—
Tax effect	—	—
Net of tax amount	339	2,069
Other comprehensive income, net:	234	2,100
Comprehensive income, net	$2,879	$4,992

[1]	These items are included in the computation of net periodic benefit cost. See Note 7, Employee Benefit Plans, for additional information.
[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

		Additional		Accumulated Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2013	$3,269	$10,686	$99,492	$(266)	$113,181
Comprehensive income:
Net income	—	—	2,892	—	2,892
Other comprehensive income, net	—	—	—	2,100	2,100
Common stock warrant repurchased
Share-based compensation	—	232	—	—	232
Restricted stock vested	2	(2)	—	—	—
Common stock issued	1	33	—	—	34
Cash dividends declared – common stock ($0.29 per share)	—	—	(988)	—	(988)
Balance March 31, 2014	$3,272	$10,949	$101,396	$1,834	$117,451

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2014	$3,283	$9,456	$107,785	$3,086	$123,610
Comprehensive income:
Net income	—	—	2,645	—	2,645
Other comprehensive income, net	—	—	—	234	234
Share-based compensation	—	264	—	—	264
Restricted stock vested	7	(7)	—	—	—
Common stock issued	1	32	—	—	33
Common stock repurchased	(41)	(1,409)	—	—	(1,450)
Cash dividends declared – common stock ($0.30 per share)	—	—	(1,018)	—	(1,018)
Balance March 31, 2015	$3,250	$8,336	$109,412	$3,320	$124,318

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$2,645	$2,892
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	653	684
Provision for loan losses	3,515	3,510
Provision for indemnifications	58	46
Share-based compensation	264	232
Net accretion of certain acquisition-related fair value adjustments	(738)	(820)
Accretion of discounts and amortization of premiums on securities, net	372	333
Realized gains on sales and calls of securities	(1)	—
Net realized gains on sales of other real estate owned	—	(121)
Net realized gains on sale of corporate premises and equipment	(3)	(48)
Increase in bank-owned life insurance cash surrender value	(88)	(83)
Origination of loans held for sale	(115,948)	(91,384)
Proceeds from sales of loans held for sale	104,395	99,802
Gains on sales of loans held for sale	(1,645)	(1,169)
Change in other assets and liabilities:
Accrued interest receivable	342	334
Other assets	(910)	(2,401)
Accrued interest payable	(10)	(13)
Other liabilities	387	323
Net cash (used in) provided by operating activities	(6,712)	12,117
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	8,554	16,586
Purchases of securities available for sale	(7,220)	(7,284)
Net redemptions of restricted stocks	97	646
Net increase in customer loans	(10,855)	(1,258)
Proceeds from sales of other real estate owned	46	2,483
Purchases of corporate premises and equipment, net	(305)	(451)
Net cash (used in) provided by investing activities	(9,683)	10,722
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	32,550	26,233
Net decrease in time deposits	(6,537)	(7,059)
Net (decrease) increase in borrowings	(1,364)	3,708
Issuance of common stock	33	34
Repurchase of common stock	(1,450)	—
Cash dividends	(1,018)	(988)
Net cash provided by financing activities	22,214	21,928
Net increase in cash and cash equivalents	5,819	44,767
Cash and cash equivalents at beginning of year	167,616	148,139
Cash and cash equivalents at end of period	$173,435	$192,906
Supplemental disclosure
Interest paid	$2,279	$2,233
Income taxes paid	92	28
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$523	$3,170
Transfers between loans and other real estate owned	50	180
Pension adjustment	(15)	9
Unrealized (loss) gain on cash flow hedging instruments	(148)	40

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2014.

The unaudited consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Corporation owns C&F Financial Statutory Trust I, C&F Financial Statutory Trust II and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation.

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

The Bank has five wholly-owned active subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Investment Services, Inc., C&F Insurance Services, Inc. and CVB Title Services, Inc. all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company providing automobile loans through indirect lending programs. C&F Investment Services, Inc., organized in April 1995, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc., was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 9.

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the allowance for indemnifications, impairment of loans, projected cash flows of purchased credit impaired loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, fair value measurements and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Reclassification: Certain reclassifications have been made to prior period amounts to conform to the current period presentation. None of these reclassifications are considered material.  See Note 2 for additional information about reclassifications related to the adoption of new accounting standards.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of March 31, 2015 and December 31, 2014 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and (2) interest rate swaps that qualified as cash flow hedges on the Corporation's trust preferred capital notes. Because the IRLCs and forward sales commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The Corporation's IRLCs and forward loan sales commitments are described more fully in Note 8 and Note 10. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transactions affect earnings. The cash flow hedges are described more fully in Note 11.

Share-Based Compensation: Compensation expense for the first quarter of 2015 included expense, net of forfeitures, of $264,000  ($164,000 after tax), for restricted stock granted during 2010 through 2015. As of March 31, 2015, there was $3.10 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first three months of 2015 and 2014 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, January 1, 2015	135,600	$34.34
Granted	16,650	37.72
Vested	(6,750)	20.21
Forfeitures	(1,100)	36.98
Unvested, March 31, 2015	144,400	$35.37

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, January 1, 2014	120,183	$31.18
Granted	15,050	41.76
Vested	(2,500)	12.87
Forfeitures	(350)	39.46
Unvested, March 31, 2014	132,383	$32.71

There was no stock option activity during the three months ended March 31, 2015 and 2014.  Stock options outstanding at March 31, 2015 and 2014 are summarized below:

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at March 31, 2015	100,762	$37.75	0.9	$—
Options outstanding and exercisable at March 31, 2014	164,150	$38.21	1.4	$—

*	Weighted average

Recent Significant Accounting Pronouncements:

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, Investments-Equity Method and Joint Ventures - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU became effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-01 did not have a material effect on the Corporation’s financial statements.  The adoption of ASU 2014-01 is described further in Note 2.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU clarify that if or when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU became effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-04 did not have a material effect on the Corporation’s financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Revenue Recognition-Topic 605, most industry-specific guidance, and some cost guidance included in Revenue Recognition-Construction-Type and Production-Type Contracts-Subtopic 605-35. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Corporation does not expect the adoption of ASU 2014-09 to have a material effect on its financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU became effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted.  The Corporation does not expect the adoption of ASU 2014-11 to have a material effect on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in Compensation - Stock Compensation (Topic 718), should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Corporation does not expect the adoption of ASU 2014-12 to have a material effect on its financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure.  The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU became effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. The adoption of ASU 2014-14 did not have a material effect on the Corporation’s financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.  Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Corporation does not expect the adoption of ASU 2015-01 to have a material effect on its financial statements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification (ASC) and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  The Corporation does not expect the adoption of ASU 2015-02 to have a material effect on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this ASU are intended to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.  The Corporation does not expect the adoption of ASU 2015-03 to have a material effect on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  The amendments in this ASU provide guidance to customers regarding cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively.  The Corporation is currently assessing the effect that ASU 2015-05 will have on its financial statements.

NOTE 2: Adoption of New Accounting Standards

The Corporation adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, as of January 1, 2015.  As permitted by the guidance, the Corporation has elected to amortize the initial cost of investments in affordable housing projects over the period in which the Corporation will receive related tax credits, which approximates the proportional amortization method, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations.  Historically, the amortization related to these investments were recognized within noninterest expense.  The Corporation adopted this guidance in the first quarter of 2015 with retrospective application as required by ASU 2014-01.  Prior period results have been restated to conform to this presentation.

As of March 31, 2015, the carrying value of the Corporation’s aggregate investment in qualified affordable housing projects was $2.75 million and the aggregate commitment to provide additional capital to these investments was $1.26 million.  Amortization recognized as a component of income tax expense for the three months ended March 31, 2015 and 2014 was $138,000 and $104,000, respectively.

NOTE 3: Securities

Debt and equity securities, all of which are classified as available for sale are summarized as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$20,710	$5	$(175)	$20,540
Mortgage-backed securities	67,173	1,362	(52)	68,483
Obligations of states and political subdivisions	124,968	6,979	(136)	131,811
	$212,851	$8,346	$(363)	$220,834

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$23,409	$1	$(476)	$22,934
Mortgage-backed securities	66,716	935	(32)	67,619
Obligations of states and political subdivisions	124,312	7,158	(126)	131,344
	$214,437	$8,094	$(634)	$221,897

The amortized cost and estimated fair value of securities at March 31, 2015, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$30,585	$30,716
Due after one year through five years	124,147	128,952
Due after five years through ten years	38,058	39,601
Due after ten years	20,061	21,565
	$212,851	$220,834

Proceeds from the maturities, calls and sales of securities available for sale for the three months ended March 31, 2015 were $8.55 million, resulting in gross realized gains of $1,000.  Proceeds from the maturities, calls and sales of securities available for sale for the three months ended March 31, 2014 were $16.59 million, resulting in gross realized gains of less than $1,000.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $103.49 million and an aggregate fair value of $107.65 million were pledged at March 31, 2015. Securities with an aggregate amortized cost of $106.31 million and an aggregate fair value of $110.37 million were pledged at December 31, 2014.

Securities in an unrealized loss position at March 31, 2015, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$1,581	$19	$12,003	$156	$13,584	$175
Mortgage-backed securities	2,894	37	2,429	15	5,323	52
Obligations of states and political subdivisions	8,578	88	3,727	48	12,305	136
Total temporarily impaired securities	$13,053	$144	$18,159	$219	$31,212	$363

There were 57 debt securities totaling $31.21 million considered temporarily impaired at March 31, 2015. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates generally declined during the first quarter of 2015, primarily in the middle and long-end of the United States Treasury yield curve, thereby reducing unrealized losses on the Corporation's debt securities from December 31, 2014. Demand for United States debt securities increased, thereby reducing interest rates, as the Federal Reserve lowered both its economic and interest-rate projections as severe winter weather, a west coast port strike, the impact of a strong dollar and lower capital expenditures by the oil industry hindered economic activity in the United States. Interest rates in the municipal bond sector, which includes the Corporation's obligations of states and political subdivisions, were essentially unchanged to slightly lower during the first quarter of 2015 primarily due to heavy new issue supply, driven by refunding volume, as issuers continued to take advantage of the low interest rate environment. At March 31, 2015, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 95 percent were rated “A” or better, as measured by market value, at March 31, 2015. For the approximately five percent not rated "A" or better, as measured by market value at March 31, 2015, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2015 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.35  million at March 31, 2015, and consisted of $3.20 million of Federal Home Loan Bank (FHLB) stock and $145,000 of Community Bankers Bank (CBB) stock. Restricted stock is generally viewed as a long-term investment and as restricted investment securities, which are carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at March 31, 2015 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available-for-sale securities portfolio.  At December 31, 2014, the Corporation’s restricted stocks included $3.30 millon of FHLB stock and $145,000 of CBB stock.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Real estate – residential mortgage	$180,379	$179,817
Real estate – construction [1]	7,407	7,325
Commercial, financial and agricultural [2]	320,593	306,845
Equity lines	49,644	50,321
Consumer	8,483	8,163
Consumer finance	277,344	283,333
	843,850	835,804
Less allowance for loan losses	(35,697)	(35,606)
Loans, net	$808,153	$800,198

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $285,000 and $355,000 of demand deposit overdrafts at March 31, 2015 and December 31, 2014, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVB (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$34,377	$81,454	$115,831	$36,541	$85,015	$121,556
Carrying amount
Real estate – residential mortgage	$1,656	$17,508	$19,164	$1,723	$18,688	$20,411
Commercial, financial and agricultural[1]	17,841	43,306	61,147	19,367	45,015	64,382
Equity lines	311	15,160	15,471	318	15,464	15,782
Consumer	16	825	841	16	979	995
Total acquired loans	$19,824	$76,799	$96,623	$21,424	$80,146	$101,570

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Real estate – residential mortgage	$2,349	$2,472
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	1,947	2,033
Land acquisition and development lending	—	—
Builder line lending	221	—
Commercial business lending	—	—
Equity lines	351	356
Consumer	41	43
Consumer finance	739	1,040
Total loans on nonaccrual status	$5,648	$5,944

The past due status of loans as of March 31, 2015 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$764	$456	$883	$2,103	$1,656	$176,620	$180,379	$—
Real estate – construction:
Construction lending	—	—	—	—	—	5,250	5,250	—
Consumer lot lending	—	—	—	—	—	2,157	2,157	—
Commercial, financial and agricultural:
Commercial real estate lending	102	—	66	168	15,411	183,766	199,345	—
Land acquisition and development lending	—	—	—	—	74	42,244	42,318	—
Builder line lending	—	—	221	221	—	21,122	21,343	—
Commercial business lending	19	—	—	19	2,356	55,212	57,587	—
Equity lines	175	—	182	357	311	48,976	49,644	25
Consumer	19	3	6	28	16	8,439	8,483	—
Consumer finance	7,135	1,579	739	9,453	—	267,891	277,344	—
Total	$8,214	$2,038	$2,097	$12,349	$19,824	$811,677	$843,850	$25

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.09 million, 30-59 days past due of $198,000, 60-89 days past due of $293,000 and 90+ days past due of $2.07 million and
•	performing loans purchased in the acquisition of CVB that are current of $76.30 million, 30-59 days past due of $97,000, and 90+ days past due of $407,000.

The past due status of loans as of December 31, 2014 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,481	$256	$679	$2,416	$1,723	$175,678	$179,817	$—
Real estate – construction:
Construction lending	—	—	—	—		3,839	3,839	—
Consumer lot lending	—	—	—	—		3,486	3,486	—
Commercial, financial and agricultural:
Commercial real estate lending	88	—	115	203	13,011	171,566	184,780	—
Land acquisition and development lending	—	—	—	—	3,379	44,094	47,473	—
Builder line lending	—	—	—	—	48	20,207	20,255	—
Commercial business lending	21	53	—	74	2,929	51,334	54,337	—
Equity lines	319	205	122	646	318	49,357	50,321	14
Consumer	15	37	6	58	16	8,089	8,163	—
Consumer finance	12,421	2,599	1,040	16,060	—	267,273	283,333	—
Total	$14,345	$3,150	$1,962	$19,457	$21,424	$794,923	$835,804	$14

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.06 million, 30-59 days past due of $697,000, 60‑89 days past due of $417,000 and 90+ days past due of $1.77 million.
•	performing loans purchased in the acquisition of CVB that are current of $79.01 million, 30-59 days past due of $634,000, 60-89 days past due of $88,000 and 90+ days past due of $413,000.

Loan modifications that were classified as TDRs during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	1	$239	$239	—	$—	$—
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	1	15	15	—	—	—
Commercial business lending – interest rate concession	1	17	17	—	—	—
Total	3	$271	$271	—	$—	$—

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR defaults during the three months ended March 31, 2015 and 2014.

Impaired loans, which included TDRs of $5.71 million, and the related allowance at March 31, 2015 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,213	$3,373	$466	$3,284	$41
Commercial, financial and agricultural:
Commercial real estate lending	2,445	2,586	390	2,459	36
Commercial business lending	114	114	17	118	2
Equity lines	30	32	1	32	—
Consumer	94	95	13	94	2
Total	$5,896	$6,200	$887	$5,987	$81

Impaired loans, which included TDR loans of $5.83 million, and the related allowance at December 31, 2014 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

PCI loans had an unpaid principal balance of $34.38 million and a carrying value of $19.82 million at March 31, 2015. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the three months ended March 31, 2015 and 2014:

	March 31,	March 31,
(Dollars in thousands)	2015	2014
Accretable yield, balance at beginning of period	$13,488	$7,776
Accretion	(753)	(698)
Reclassification of nonaccretable difference due to improvement in expected cash flows	3	8,743
Other changes, net	(362)	—
Accretable yield, balance at end of period	$12,376	$15,821

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2015.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2014	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Provision charged to operations	15	—	—	—	—	3,500	3,515
Loans charged off	(20)	—	(13)	—	(59)	(4,690)	(4,782)
Recoveries of loans previously charged off	162	—	8	—	41	1,147	1,358
Balance at March 31, 2015	$2,470	$434	$7,739	$812	$193	$24,049	$35,697

The following table presents the changes in the allowance for loan losses by major classification during three months ended March 31, 2014.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2013	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Provision charged to operations	15	—	—	—	—	3,495	3,510
Loans charged off	(73)	—	—	—	(105)	(4,488)	(4,666)
Recoveries of loans previously charged off	9	—	35	—	146	1,022	1,212
Balance at March 31, 2014	$2,306	$434	$7,840	$892	$314	$23,122	$34,908

The following table presents, as of March 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at March 31, 2015	$2,470	$434	$7,739	$812	$193	$24,049	$35,697
Ending balance: individually evaluated for impairment	$466	$—	$407	$1	$13	$—	$887
Ending balance: collectively evaluated for impairment	$2,004	$434	$7,332	$811	$180	$24,049	$34,810
Ending balance: acquired loans - purchase credit impaired	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at March 31, 2015	$180,379	$7,407	$320,593	$49,644	$8,483	$277,344	$843,850
Ending balance: individually evaluated for impairment	$3,213	$—	$2,559	$30	$94	$—	$5,896
Ending balance: collectively evaluated for impairment	$175,510	$7,407	$300,193	$49,303	$8,373	$277,344	$818,130
Ending balance: acquired loans - purchase credit impaired	$1,656	$—	$17,841	$311	$16	$—	$19,824

The following table presents, as of December 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Ending balance: individually evaluated for impairment	$417	$—	$455	$1	$6	$—	$879
Ending balance: collectively evaluated for impairment	$1,896	$434	$7,289	$811	$205	$24,092	$34,727
Ending balance: acquired loans - purchase credit impaired	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$179,817	$7,325	$306,845	$50,321	$8,163	$283,333	$835,804
Ending balance: individually evaluated for impairment	$3,000	$—	$2,889	$30	$95	$—	$6,014
Ending balance: collectively evaluated for impairment	$175,094	$7,325	$284,589	$49,973	$8,052	$283,333	$808,366
Ending balance: acquired loans - purchase credit impaired	$1,723	$—	$19,367	$318	$16	$—	$21,424

Loans by credit quality indicators as of March 31, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$173,743	$1,564	$2,723	$2,349	$180,379
Real estate – construction:
Construction lending	2,586	16	2,648	—	5,250
Consumer lot lending	2,157	—	—	—	2,157
Commercial, financial and agricultural:
Commercial real estate lending	178,024	5,104	14,270	1,947	199,345
Land acquisition and development lending	40,904	1,091	323	—	42,318
Builder line lending	19,327	1,226	569	221	21,343
Commercial business lending	45,705	687	11,195	—	57,587
Equity lines	47,795	765	733	351	49,644
Consumer	8,288	47	107	41	8,483
	$518,529	$10,500	$32,568	$4,909	$566,506

[1]	At March 31, 2015, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $83.04 million pass rated, $2.88 million special mention, $10.11 million substandard and $589,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$276,605	$739	$277,344

Loans by credit quality indicators as of December 31, 2014 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$171,414	$2,978	$2,953	$2,472	$179,817
Real estate – construction:
Construction lending	1,191	—	2,648	—	3,839
Consumer lot lending	3,486	—	—	—	3,486
Commercial, financial and agricultural:
Commercial real estate lending	165,804	4,136	12,807	2,033	184,780
Land acquisition and development lending	43,693	1,136	2,644	—	47,473
Builder line lending	18,321	1,389	545	—	20,255
Commercial business lending	41,813	930	11,594	—	54,337
Equity lines	48,443	772	750	356	50,321
Consumer	7,984	103	33	43	8,163
	$502,149	$11,444	$33,974	$4,904	$552,471

[1]	At December 31, 2014, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $87.27 million pass rated, $2.99 million special mention, $10.71 million substandard and $603,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$282,293	$1,040	$283,333

NOTE 6: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $1.77 million, and  $1.66 million as of March 31, 2015 and December 31, 2014, respectively.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Net unrealized gains on securities	$5,188	$4,850
Net unrecognized loss on cash flow hedges	(159)	(64)
Net unrecognized losses on defined benefit plan	(1,709)	(1,700)
Total accumulated other comprehensive income	$3,320	$3,086

Common Shares

During the first quarter of 2015, the Corporation purchased 41,204 shares of its common stock.  During the first quarter of 2015, 38,759 shares were purchased under a share repurchase program authorized by the Corporation's Board of Directors for the purchase of up to $5.0 million of the Corporation's common stock through May 2015. The Corporation purchased 2,445 and 225 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first quarter of 2015 and 2014, respectively.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net income available to common shareholders	$2,645	$2,892

Weighted average number of common shares used in earnings per common share—basic	3,414,172	3,400,839
Effect of dilutive securities:
Stock option awards and warrant	367	90,801
Weighted average number of common shares used in earnings per common share—assuming dilution	3,414,539	3,491,640

Potential common shares that may be issued by the Corporation for its stock option awards , and when it was outstanding, the warrant (the Warrant) to purchase common stock of the Corporation originally issued to the United States Department of the Treasury (Treasury) as part of the Corporation’s participation in the Capital Purchase Program, are determined using the treasury stock method. Approximately 88,762, and 116,150 shares issuable upon exercise of options for the three months ended March 31, 2015 and 2014, respectively, were not included in computing diluted earnings per common share because they were anti-dilutive.  The Corporation repurchased the Warrant from Treasury during the second quarter of 2014.

NOTE 7: Employee Benefit Plans

The Bank has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Service cost	$267	$191
Interest cost	117	113
Expected return on plan assets	(253)	(208)
Amortization of prior service cost	(14)	(17)
Amortization of net loss	29	8
Net periodic benefit cost	$146	$87

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Corporation has elected to use fair value accounting for its entire portfolio of loans held for sale (LHFS).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2015 and December 31, 2014, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	March 31, 2015
	Fair Value Measurements Using			Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$20,540	$—	$20,540
Mortgage-backed securities	—	68,483	—	68,483
Obligations of states and political subdivisions	—	131,811	—	131,811
Total securities available for sale	—	220,834	—	220,834
Loans held for sale	—	41,477	—	41,477
Derivative asset - forward sales commitments	—	723	—	723
Total assets	$—	$263,034	$—	$263,034

Liabilities:
Derivative liability - cash flow hedges	$—	$251	$—	$251

	December 31, 2014
	Fair Value Measurements Using			Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$22,934	$—	$22,934
Mortgage-backed securities	—	67,619	—	67,619
Obligations of states and political subdivisions	—	131,344	—	131,344
Total securities available for sale	—	221,897	—	221,897
Loans held for sale	—	28,279	—	28,279
Derivative asset - IRLC	—	448	—	448
Derivative asset - cash flow hedges	—	40	—	40
Total assets	$—	$250,664	$—	$250,664

Liabilities:
Derivative liability - cash flow hedges	$—	$143	$—	$143

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	March 31, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,301	$2,301
Other real estate owned net	—	—	790	790
Total	$—	$—	$3,091	$3,091

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,224	$1,224
Other real estate owned, net	—	—	786	786
Total	$—	$—	$2,010	$2,010

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of March 31, 2015:

	Fair Value Measurements at March 31, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$2,301	Appraisals	Discount to reflect current market conditions and estimated selling costs	10% - 50%
Other real estate owned, net	790	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 40%
Total	$3,091

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of March 31, 2015 and December 31, 2014.

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

Loans held for sale, net. As described in Assets and Liabilities Measured at Fair Value on a Recurring Basis section in this Note 8, the Corporation has elected to carry its portfolio of LHFS at fair value, measured on a recurring basis.

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

	Carrying	Fair Value Measurements at March 31, 2015 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$173,435	$173,435	$—	$—	$173,435
Securities available for sale	220,834	—	220,834	—	220,834
Loans, net	808,153	—	—	820,189	820,189
Loans held for sale	41,477	—	41,477	—	41,477
Derivative asset - forward sales commitments	723	—	723	—	723
Bank-owned life insurance	14,582	—	14,582	—	14,582
Accrued interest receivable	6,079	6,079	—	—	6,079
Financial liabilities:
Demand deposits	$692,144	$692,144	$—	$—	$692,144
Time deposits	359,723	—	362,675	—	362,675
Borrowings	165,672	—	158,660	—	158,660
Derivative liability - cash flow hedges	251	—	251	—	251
Accrued interest payable	730	730	—	—	730

	Carrying	Fair Value Measurements at December 31, 2014 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$167,616	$167,616	$—	$—	$167,616
Securities available for sale	221,897	—	221,897	—	221,897
Loans, net	800,198	—	—	813,010	813,010
Loans held for sale	28,279	—	28,279	—	28,279
Derivative asset - IRLC	448	—	448	—	448
Derivative asset - cash flow hedges	40	—	40	—	40
Bank-owned life insurance	14,484	—	14,484	—	14,484
Accrued interest receivable	6,421	6,421	—	—	6,421
Financial liabilities:
Demand deposits	$659,594	$659,594	$—	$—	$659,594
Time deposits	366,507	—	369,538	—	369,538
Borrowings	167,027	—	160,052	—	160,052
Derivative liability - cash flow hedges	143	—	143	—	143
Accrued interest payable	740	740	—	—	740

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

The Corporation’s other segment includes an investment company that derives revenues from brokerage services and an insurance company that derives revenues from insurance services. The results of the other segment are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

	Three Months Ended March 31, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,549	$294	$11,119	$—	$(1,159)	$20,803
Gains on sales of loans	—	1,645	—	—	—	1,645
Other noninterest income	2,181	596	287	392	—	3,456
Total operating income	12,730	2,535	11,406	392	(1,159)	25,904
Expenses:
Provision for loan losses	—	15	3,500	—	—	3,515
Interest expense	1,332	48	1,521	289	(1,159)	2,031
Salaries and employee benefits	5,937	1,389	2,439	399	—	10,164
Other noninterest expenses	4,256	1,004	1,180	146	—	6,586
Total operating expenses	11,525	2,456	8,640	834	(1,159)	22,296
Income (loss) before income taxes	1,205	79	2,766	(442)	—	3,608
Income tax expense (benefit)	20	32	1,079	(168)	—	963
Net income (loss)	$1,185	$47	$1,687	$(274)	$—	$2,645
Total assets	$1,203,194	$55,406	$277,160	$4,302	$(176,237)	$1,363,825
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$241	$31	$35	$1	$—	$308

	Three Months Ended March 31, 2014
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,768	$298	$11,438	$—	$(1,210)	$21,294
Gains on sales of loans	—	1,169	—	—	—	1,169
Other noninterest income	2,225	615	301	341	—	3,482
Total operating income	12,993	2,082	11,739	341	(1,210)	25,945
Expenses:
Provision for loan losses	—	15	3,495	—	—	3,510
Interest expense	1,575	44	1,574	237	(1,210)	2,220
Salaries and employee benefits	5,850	961	2,147	201	—	9,159
Other noninterest expenses	4,576	1,037	1,084	235	—	6,932
Total operating expenses	12,001	2,057	8,300	673	(1,210)	21,821
Income (loss) before income taxes	992	25	3,439	(332)	—	4,124
Income tax expense (benefit)	8	10	1,341	(127)	—	1,232
Net income (loss)	$984	$15	$2,098	$(205)	$—	$2,892
Total assets	$1,181,492	$43,238	$277,980	$3,858	$(166,715)	$1,339,853
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$468	$34	$5	$1	$—	$508

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points and fixed rate notes that carry interest rates ranging from 3.8 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 10: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At March 31, 2015, the Corporation had forward sales contracts with a notional value of $104.38 million, and each loan held for sale by C&F Mortgage was subject to a forward sales agreement. The fair value of these derivative instruments at March 31, 2015 was $723,000, which was included in other assets.

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

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Allowance, beginning of period	$2,089	$2,415
Provision for indemnification losses	58	46
Payments	—	—
Allowance, end of period	$2,147	$2,461

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

The cash flow hedges total notional amount is $25.00 million. At March 31, 2015, the $15.0 million of cash flow hedges entered into during 2014 had a fair value of $(157,000), which is recorded in other liabilities, and the remaining $10.0 million of cash flow hedges had a fair value of ($94,000), which is also recorded in other liabilities. The cash flow hedges were fully effective at March 31, 2015 and therefore the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other Expenses.”

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Data processing fees	$882	$995
Professional fees	498	670
Telecommunication expenses	345	348
Amortization of core deposit intangible	263	319
Travel and educational expenses	248	282
FDIC Insurance expense	218	385
All other noninterest expenses	1,972	1,801
Total other noninterest expenses	$4,426	$4,800

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve Board including capital requirements, growth strategy, hedging strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations promulgated thereunder, the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB and the application of the Basel III capital standards to the Corporation and the Bank

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

•	the ability to achieve the results expected from the CVBK acquisition, including continued relationships with major customers, deposit retention and expansion of C&F Bank’s brand recognition

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the automobile finance industry

•	demand for financial services in the Corporation’s market area

•	the Corporation's expansion and technology initiatives

•	reliance on third parties for key services

•	accounting principles, policies and guideline and elections by the Corporation thereunder

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

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  For more information see the section titled “Asset Quality” within Part I, Item 2.

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

Loans Acquired in a Business Combination:  Loans acquired in a business combination, such as the Corporation's acquisition of CVB, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the "nonaccretable difference," is not recorded and is available to absorb future credit losses on those loans. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the "accretable yield" and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield.

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

Loans not designated as PCI loans as of the acquisition date are designated as purchased performing loans. The Corporation accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans' contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses may be required in future periods for any deterioration in these loans subsequent to the acquisition.

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

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisition of CVBK in 2013 and C&F Bank's acquisition of C&F Finance Company in September 2002. With the adoption of ASU 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation may first assess qualitative factors to determine if it is more likely than not that the fair value of goodwill is less than the carrying amount, which determines if the two-step goodwill impairment test is necessary. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Corporation’s goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. If an impairment test is performed, we will prepare a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

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

For further information concerning accounting policies, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.”

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

Financial Performance Measures

Net income for the Corporation was $2.6 million for the first quarter of  2015, or $0.77 per common share assuming dilution compared with net income of $2.9 million for the first quarter of 2014 or $0.83 per common share assuming dilution. The decline in net income for the first quarter of 2015, as compared to the same period of 2014, was principally attributable to lower earnings at the Consumer Finance segment, offset in part by an increase in earnings at the Retail Banking and Mortgage Banking segments. At the Consumer Finance segment, net income declined because of (1) the negative effects of competition on loan growth and yield and (2) higher operating expenses. The Retail Banking segment, which reported an increase in earnings during the first quarter of 2015 compared to the same period in 2014, benefited from (1) the effect of the continued low interest rate environment on the costs of deposits and (2) reduced operating expenses resulting from the merger of CVB into C&F Bank. At the Mortgage Banking segment, higher earnings during the first quarter of 2015 compared to the same period in 2014 were related to an increase in mortgage loan origination volume resulting from favorable interest rate fluctuations.

The Corporation’s ROE and ROA were 8.52 percent and 0.79 percent, respectively, on an annualized basis for the first quarter of 2015, compared to 9.96 percent and 0.88 percent, respectively, for the first quarter of 2014.  The decrease in these ratios for the first quarter of 2015 resulted primarily from lower first quarter net income during 2015, compared to the same period of 2014. The decline in ROE was also affected by internal capital growth of 5.9 percent since March 31, 2014 resulting from earnings and an increase in unrealized appreciation of the Corporation’s investment securities portfolio. The decline in ROA during the first quarter of 2015 was also affected by average asset growth of 1.85 percent since March 31, 2014.

Principal Business Activities.

An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $1.2 million for the first quarter of 2015, compared to net income of $984,000 for the first quarter of 2014.  The improvement in net income of the Retail Banking segment for the first quarter of 2015, compared to the same period of 2014, resulted from (1) the effects of the continued low interest rate environment on the cost of deposits, and (2)  reduced insurance, professional fees, and data processing expenses resulting from costs savings associated with the integration of CVB’s operations into the Bank’s infrastructure. Partially offsetting these positive factors were the effects of the following:  (1) a decline in the yield on the Bank’s investment portfolio due to the purchase of lower-yielding shorter-term securities as the Bank has utilized short-term securities in order to limit exposure to a potential rising interest rate environment, (2) a decline in the yield on the Bank’s loan portfolio due to the continued low interest rate environment, and (3) higher personnel costs associated with increased staff levels and support positions associated with the addition of commercial loan personnel focused on growing the segment’s commercial and small business loan portfolios.

The results for the first quarter of 2015 for the retail banking segment continue to be affected by the acquisition accounting adjustments recorded in connection with the acquisition of CVB. These adjustments resulted from marking assets and liabilities acquired from CVB to fair market values as of the acquisition date. Accordingly, yields on loans and investments acquired from CVB increased and the cost of certificates of deposit decreased, the benefits of which were partially offset by the amortization of the core deposit intangible and higher depreciation expense associated with the buildings acquired in the CVB merger. The net accretion attributable to these adjustments during the first quarter of 2015 was $487,000, net of taxes ($738,000 before taxes), compared to $541,000, net of taxes ($820,000 before taxes) for the first quarter of 2014.

The Bank’s nonperforming assets were $5.7 million at March 31, 2015, compared to $5.5 million at December 31, 2014.  Nonperforming assets at March 31, 2015 included $4.9 million in nonaccrual loans, compared to $4.7 million at December 31, 2014, and $790,000  in OREO, compared to $786,000 at December 31, 2014.  The increases in nonaccrual loans and OREO since December 31, 2014 were generally attributable to credit deterioration of certain smaller balance loans.  Troubled debt restructurings at March 31, 2015 and December 31, 2014 were $5.7 million and $5.8 million, respectively, of which $2.2 million and $2.0 million at March 31, 2015 and at December 31, 2014, respectively, were included in nonaccrual loans.

Mortgage Banking:  The Mortgage Banking segment reported net income of $47,000 for the first quarter of 2015, compared to net income of $15,000 for the first quarter of 2014.  The improvement in net income resulted from increased mortgage loan origination volume compared to the first quarter of 2014 due to generally favorable interest rate fluctuations in the 10-year Treasury rate, which in turn resulted in higher gains on sales of loans and ancillary loan origination fees, partially offset by an increase in production-based compensation.  Loan origination volume for the first quarter of 2015 increased to $115.9 million from $91.4 million for the first quarter of 2014.  During 2015, the amount of loan originations for refinancings and new and resale home purchases were $37.1 million and $78.8 million, respectively, compared to $12.8 million and $78.6 million, respectively, during the first quarter of 2014.

Although earnings increased slightly at the Mortgage Banking segment, increasing profitability at the current origination levels will be challenging due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.  Our goal is to increase origination volume at the mortgage banking segment through internal growth in existing markets and through strategic initiatives.

Consumer Finance:  The Consumer Finance segment reported net income of $1.7 million for the first quarter of 2015, compared to net income of $2.1 million for the first quarter of 2014. Average loans outstanding during the first quarter of 2015 increased $3.6 million compared to average loans outstanding during the first quarter of 2014.  Despite the increase in the loan portfolio, net interest income declined $266,000 due to a 57 basis point decline in average yield on the loan portfolio for the quarter ended March 31, 2015 as compared to the first quarter of 2014.  Increased competition and loan pricing strategies that competitors have used to grow market share have suppressed loan growth and adversely affected the average yield of the Consumer Finance segment’s loan portfolio.  In addition, personnel costs and general operating expenses increased during the first quarter of 2015 over the same period in 2014.

The results of the Consumer Finance segment included a  $3.5 million provision for loan losses for both the first quarter of 2015 and 2014.  Loan charge-offs for the first quarter of 2015 continued to be elevated over historical levels as a result of the current competitive and economic environment for non-prime consumers and reduced sales prices of repossessed vehicles. The annualized net charge-off ratio for the first quarter of 2015 was 5.05%, compared to 5.01% for the first quarter of 2014.  The ratio of the allowance for loan losses to total loans increased to 8.67 percent at March 31, 2015 from 8.50 percent at December 31, 2014. Management believes that the current allowance for loan losses is adequate to absorb probable losses inherent in the consumer finance loan portfolio. However, if factors influencing the Consumer Finance segment result in a higher net charge-off ratio, C&F Finance may need to continue to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Capital Management. Total shareholders' equity was $124.3 million at March 31, 2015, compared to $123.6 million at December 31, 2014. Capital growth resulted from earnings for the first quarter of 2015 and an increase in unrealized holding gains on securities available for sale, which are a component of accumulated other comprehensive income. These increases were offset in part by share repurchases during the first quarter of 2015 and dividends declared of 30 cents per share during the first quarter of 2015. The first quarter dividend was paid on April 1, 2015 and equated to a payout ratio of 38.96 percent of first quarter net income.

During the second quarter of 2014, the Board of Directors of the Corporation authorized a share repurchase program to purchase up to $5.0 million of the Corporation's common stock. The Corporation purchased 38,759 shares under this repurchase program during the first quarter of 2015 through privately negotiated transactions at a weighted average price of $35.09 per share. For more information about these repurchases of the Corporation's common stock, see Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" under the heading "Issuer Purchases of Equity Securities" in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2015 and 2014. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$97,351	$607	2.49%	$93,641	$619	2.65%
Tax-exempt	118,341	1,633	5.52	118,094	1,708	5.78
Total securities	215,692	2,240	4.15	211,735	2,327	4.40
Total loans	867,143	19,027	8.90	844,296	19,476	9.36
Interest-bearing deposits in other banks and federal funds sold	165,507	100	0.25	163,388	81	0.20
Total earning assets	1,248,342	21,367	6.93	1,219,419	21,884	7.27
Allowance for loan losses	(35,585)			(34,823)
Total non-earning assets	131,006			134,716
Total assets	$1,343,763			$1,319,312

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$204,917	$123	0.24%	$181,874	$128	0.29%
Money market deposit accounts	196,729	133	0.27	175,076	120	0.28
Savings accounts	97,725	19	0.08	97,185	24	0.10
Certificates of deposit, $100 or more	145,537	254	0.71	152,176	353	0.94
Other certificates of deposit	217,224	427	0.80	244,992	488	0.81
Total time and savings deposits	862,132	956	0.45	851,303	1,113	0.53
Borrowings	166,085	1,075	2.59	170,886	1,107	2.59
Total interest-bearing liabilities	1,028,217	2,031	0.80	1,022,189	2,220	0.87
Demand deposits	171,465			158,604
Other liabilities	19,973			22,387
Total liabilities	1,219,655			1,203,180
Shareholders’ equity	124,108			116,132
Total liabilities and shareholders’ equity	$1,343,763			$1,319,312
Net interest income		$19,336			$19,664
Interest rate spread			6.13%			6.40%
Interest expense to average earning assets (annualized)			0.66%			0.73%
Net interest margin (annualized)			6.22%			6.53%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended March 31, 2015 from 2014
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(3,051)	$2,602	$(449)
Securities:
Taxable	(125)	113	(12)
Tax-exempt	(99)	24	(75)
Interest-bearing deposits in other banks and Fed funds sold	18	1	19
Total interest income	(3,257)	2,740	(517)
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(78)	73	(5)
Money market deposit accounts	(16)	29	13
Savings accounts	(6)	1	(5)
Certificates of deposit, $100 thousand or more	(84)	(15)	(99)
Other certificates of deposit	(7)	(54)	(61)
Total time and savings deposits	(191)	34	(157)
Borrowings	—	(32)	(32)
Total interest expense	(191)	2	(189)
Change in net interest income	$(3,066)	$2,738	$(328)

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2015 was $19.3 million, compared to $19.7 million for the three months ended March 31, 2014. Annualized net interest margin decreased 31 basis points to 6.22 percent for the first quarter of 2015 relative to the same period for 2014. The decrease in net interest margin during the first quarter of 2015 was attributable to a decrease in the yield on interest-earning assets of 34 basis points, offset in part by decreases in the cost of interest-bearing liabilities and an increase in demand deposits that pay no interest. The decrease in the yield on interest-earning assets was primarily attributable to decreases in the yields on the investment and loan portfolios. The decrease in the cost of interest-bearing liabilities is a result of the sustained low interest rate environment, the repricing of higher-rate certificates of deposit as they mature to lower rates, and a shift in the mix of deposits from higher cost interest-bearing deposits to lower cost deposits, including non-interest bearing demand deposits and low-cost interest-bearing demand deposits, money market deposits and savings accounts.

Average loans, which includes both loans held for investment and loans held for sale, increased $22.8 million to $867.1 million for the first quarter of 2015, compared to the same period of 2014. Average loans held for sale increased $2.4 million or 9 percent for the quarter ended March 31, 2015 compared to the same period of 2014, due to the increase in mortgage loan originations in the Mortgage Banking segment. Average loans held for investment for the Retail Banking segment increased $16.3 million or 3 percent for the first quarter of 2015 compared to the same period of 2014 due to growth in the commercial real estate and business line lending. Average loans held for investment for the Consumer Finance segment increased $3.6 million or 1 percent for the first quarter of 2015 compared to the same period of 2014.

The overall yield on average loans decreased 46 basis points to 8.90 percent for the first quarter of 2015, compared to the same period of 2014. The majority of the decrease was the result of a 57 basis point decline in the average yield on the Consumer Finance loan portfolio for the quarter ended March 31, 2015, which was due to increased competition and loan pricing strategies that competitors have used to grow market share.  In addition, the Bank’s average loan yield declined from the effects of net loans originated in and variable rate loans repricing in the low interest rate environment.  Partially offsetting these factors in the first quarter of 2015 was $666,000 of accretion related to the fair value adjustments to CVB’s loan portfolio, which contributed approximately 31 basis points to the yield on loans and 22 basis points to the yield on interest earning assets and the net interest margin for the first quarter of 2015.

Average securities available for sale increased $4.0 million for the quarter ended March 31, 2015, compared to the same period of 2014. The average yield on the securities portfolio decreased 25 basis points due to (1) the purchase of lower-yielding, shorter-term securities, including through reinvestment of the proceeds from calls and maturities of longer-term, higher yielding securities and (2) the current interest rate environment. The Corporation has utilized the strategy of investing in lower-yielding, shorter-term securities to limit exposure to a potential future rising interest rate environment by limiting the security portfolio’s duration.

Average interest-bearing deposits in other banks and federal funds sold increased $2.1 million for the quarter ended March 31, 2015, compared to the same period of 2014. The increase resulted from deposit growth from the first quarter of 2014 to the first quarter of 2015. The average yield on these overnight funds increased five basis points during the first quarter of 2015.

Average interest-bearing time and savings deposits increased $10.8 million for the quarter ended March 31, 2015, compared to the same period in 2014. The average cost of interest-bearing deposits declined 8 basis points during the first quarter of 2015 as compared to the same period of 2014, which resulted from (1) the repricing of time deposits that matured since March 31, 2014 to lower interest rates, (2) a decline in interest rates paid on NOW and money market deposit accounts in the sustained low interest rate environment, (3) a shift in deposit composition to non-term savings and money market deposits, which pay lower interest rates, and (4) time deposit accretion related to the acquisition accounting adjustments to CVB’s time deposit, which reduced the cost of interest-bearing deposits by 4 basis points.

Average borrowings decreased $4.8 million for the quarter ended March 31, 2015, compared to the same period of 2014. This decrease was primarily due to the paydown of $5.5 million in  FHLB advances in the fourth quarter of 2014. The average cost of borrowings remained constant during the first quarter of 2015, as compared to the same period of 2014.

The continuing challenge at the Retail Banking segment will be the deployment of excess cash into earning assets as we expect significant competition for loans in our markets and the low interest rate environment to continue to suppress yields on loans and investment securities.  The yield on loans at the Consumer Finance segment will be most affected by increasing competition and loan pricing strategies that competitors may use to grow market share in automobile financing. This increased competition may result in continued lower yields and lower loan growth as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended March 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,645	$—	$—	$1,645
Service charges on deposit accounts	1,015	—	—	—	1,015
Other service charges and fees	945	493	3	—	1,441
Gains on calls and sales of available for sale securities	1	—	—	—	1
Other income	221	102	284	392	999
Total noninterest income	$2,182	$2,240	$287	$392	$5,101

	Three Months Ended March 31, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,169	$—	$—	$1,169
Service charges on deposit accounts	1,062	—	—	—	1,062
Other service charges and fees	853	459	4	65	1,381
Gains on calls and sales of available for sale securities	—	—	—	—	—
Other income	310	156	297	276	1,039
Total noninterest income	$2,225	$1,784	$301	$341	$4,651

Total noninterest income increased $450,000, or 9.7 percent, for the first quarter of 2015, compared to the same period in 2014. The increase in total noninterest income resulted at the Mortgage Banking segment from higher gains on sales of loans and ancillary loan origination fees resulting from higher loan production.  These increases were partially offset by lower noninterest income at the Retail Banking segment due to a decline in overdraft fees, which was offset in part by higher check card interchange income.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended March 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$5,937	$1,389	$2,439	$399	$10,164
Occupancy expense	1,564	427	167	2	2,160
Other expenses:
OREO expenses	70	—	—	—	70
Provision for indemnification losses	—	58	—	—	58
Other expenses	2,622	519	1,013	144	4,298
Total other expenses	2,692	577	1,013	144	4,426
Total noninterest expense	$10,193	$2,393	$3,619	$545	$16,750

	Three Months Ended March 31, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$5,850	$961	$2,147	$201	$9,159
Occupancy expense	1,487	464	180	1	2,132
Other expenses:
OREO expenses (income)	(68)	—	—	—	(68)
Provision for indemnification losses	—	46	—	—	46
Other expenses	3,157	527	904	234	4,822
Total other expenses	3,089	573	904	234	4,800
Total noninterest expense	$10,426	$1,998	$3,231	$436	$16,091

Total noninterest expenses increased $659,000, or 4.1 percent, for the quarter ended March 31, 2015, compared to the same period in 2014. The increase in total noninterest expenses resulted primarily from higher personnel costs during the first quarter of 2015, compared to the same period in 2014, at (1) C&F Bank due to increased staff levels and support positions associated with the addition of commercial loan personnel dedicated to growing C&F Bank's commercial and small business loan portfolio, (2) C&F Mortgage due to higher production-based compensation associated with the higher loan volume and (3) C&F Finance due to entry into new markets over the past several years and staffing increases for compliance and asset quality processes.  In addition, general operating expenses at C&F Finance increased due to higher (1) collection expenses, (2) application volume and (3) conversion costs related to data processing and lending systems.  These increases were offset in part by lower operating expenses at C&F Bank due to cost savings associated with the integration of CVB’s operations into the Bank’s infrastructure.

Income Taxes

Income tax expense for the first quarter of 2015 earnings amounted to $963,000, resulting in an effective tax rate of 26.7 percent, compared with $1.2 million, or 29.9 percent, for the first quarter of 2014. Earnings of the Retail Banking segment, which are exempt from state income taxes and include tax-exempt income on securities issued by states and political subdivisions increased in 2015 and became a larger portion of the Corporation’s earnings.  In addition, the Corporation recognized higher tax credits for its investments in affordable housing projects during the first quarter of 2015.  Therefore, the Corporation’s effective tax rate declined in 2015 compared to 2014.

As described in Part I. Item 1. “Financial Statements,” under the heading “Note 2:  Adoption of New Accounting Standards” in this Quarterly Report on Form 10-Q, effective January 1, 2015, the Corporation began recognizing amortization of its investments in qualified affordable housing projects as a component of income taxes.  As required by ASU 2014-01, non-interest expense and income tax expense for 2014 have been restated for the retrospective application of this standard.  Accordingly, income tax expense included $138,000 and $104,000 of amortization during the first quarter of 2015 and 2014, repectively.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance.

The following table summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Allowance, beginning of period	$35,606	$34,852
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	15	15
Consumer Finance segment	3,500	3,495
Total provision for loan losses	3,515	3,510
Loans charged off:
Real estate—residential mortgage	(20)	(73)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(13)	—
Equity lines	—	—
Consumer	(59)	(105)
Consumer finance	(4,690)	(4,488)
Total loans charged off	(4,782)	(4,666)
Recoveries of loans previously charged off:
Real estate—residential mortgage	162	9
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	8	35
Equity lines	—	—
Consumer	41	146
Consumer finance	1,147	1,022
Total recoveries	1,358	1,212
Net loans charged off	3,424	3,454
Allowance, end of period	$35,697	$34,908
Ratio of annualized net recoveries to average total loans outstanding during period for Retail Banking	(0.09)%	(0.01)%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	5.05%	5.01%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses at March 31, 2015 and December 31, 2014.

TABLE 6: Allocation of Allowance for Loan Losses

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,470	$2,313
Real estate—construction [1]	434	434
Commercial, financial and agricultural [2]	7,739	7,744
Equity lines	812	812
Consumer	193	211
Consumer finance	24,049	24,092
Unallocated	—	—
Total allowance for loan losses	$35,697	$35,606
Ratio of loans to total period-end loans:
Real estate—residential mortgage	21%	21%
Real estate—construction [1]	1	1
Commercial, financial and agricultural [2]	38	37
Equity lines	6	6
Consumer	1	1
Consumer finance	33	34
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators are presented in Table 7 below.  The characteristics of these loan ratings are as follows:

"

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio.  The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue.  When necessary, acceptable personal guarantors support the loan.

"

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

"

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

"

Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.

"

Doubtful loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

"	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$173,743	$1,564	$2,723	$2,349	$180,379
Real estate – construction [2]	4,743	16	2,648	—	7,407
Commercial, financial and agricultural [3]	283,960	8,108	26,357	2,168	320,593
Equity lines	47,795	765	733	351	49,644
Consumer	8,288	47	107	41	8,483
	$518,529	$10,500	$32,568	$4,909	$566,506

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$276,605	$739	$277,344

[1]	At March 31, 2015, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVB of $83.0 million pass rated, $2.9 million special mention, $10.1 million substandard and $589,000 substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses increased $119,000 since December 31, 2014 as a result of net recoveries during the first quarter of 2015. While there was a slight increase in substandard nonaccrual loans since December 31, 2014, there was no provision for loan losses at the Retail Banking segment during the first quarter of 2015 because of the overall improvement in the quality of the loan portfolio as indicated by the $1.4 million decline in substandard loans. The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 2.04 percent at March 31, 2015, compared to 2.08 percent at December 31, 2014. We believe that the current level of the allowance for loan losses at C&F Bank is adequate to absorb any losses on existing loans that may become uncollectible. If economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses decreased by $43,000 to $24.0 million at March 31, 2015 from $24.1 million at December 31, 2014, and its provision for loan losses remained constant for the quarter ended March 31, 2015, as compared to the same period in 2014. The allowance for loan losses as a percentage of loans increased to 8.67 percent at March 31, 2015, compared to 8.50 percent at December 31, 2014. Loan charge-offs for the first quarter of 2015 continue to be elevated as a result of the current competitive and economic environment for non-prime consumers and lower resale prices of repossessed vehicles. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if factors influencing the Consumer Finance segment result in higher net charge-off ratio in future periods, the Consumer Finance segment may need to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

Nonperforming Assets

Table 8 summarizes nonperforming assets at March 31, 2015 and December 31, 2014.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Loans, excluding purchased loans	$466,425	$447,613
Purchased performing loans[1]	76,799	80,146
Purchased credit impaired loans[1]	19,824	21,424
Total loans	$563,048	$549,183

Nonaccrual loans[2]	$4,320	$4,114
Purchased performing-nonaccrual loans[3]	589	603
Total nonaccrual loans	4,909	4,717
OREO[4]	790	786
Total nonperforming assets	$5,699	$5,503

Accruing loans past due for 90 days or more	$25	$14
Troubled debt restructurings (TDRs)[2]	$5,435	$5,549
Purchased performing TDRs[5]	$275	$278
Allowance for loan losses (ALL)	$11,080	$10,961
Nonperforming assets to total loans and OREO	1.01%	1.00%
ALL to total loans, excluding purchased credit impaired loans[6]	2.04	2.08
ALL to total nonaccrual loans	225.71	232.37

[1]

The loans acquired from CVB are tracked in two separate categories - "purchased performing" and "purchased credit impaired." The fair market value adjustments for the purchased performing loans are $1.1 million at March  31, 2015 and at December 31, 2014 for interest and $3.6 million at March 31, 2015 and $3.8 million at December 31, 2014 for credit. The fair market value adjustments for the purchased credit impaired loans are $4.7 million at March 31, 2015 and $5.1 million at December 31, 2014 for interest and $9.9 million at March 31, 2015 and $10.0 million at December 31, 2014 for credit.

[2]	Nonaccrual loans include nonaccrual TDRs of $2.2 million at March 31, 2015 and $2.0 million at December 31, 2014.
[3]	Purchased performing-nonaccrual loans are presented net of fair market value interest and credit marks totaling $249,000 at March 31, 2015 and $249,000 at December 31, 2014.
[4]	OREO is recorded at its estimated fair market value less cost to sell.
[5]	Purchased performing TDRs are accruing and are presented net of fair market value interest and credit marks totaling $9,000 at March 31, 2015 and $9,200 at December 31, 2014.
[6]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

Mortgage Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans	$—	$187
Total loans	$3,458	$3,288
ALL	$568	$553
Nonaccrual loans to total loans	—%	5.69%
ALL to loans	16.43	16.82
ALL to nonaccrual loans	—	295.72

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans	$739	$1,040
Total loans	$277,344	$283,333
ALL	$24,049	$24,092
Nonaccrual consumer finance loans to total consumer finance loans	0.27%	0.37%
ALL to total consumer finance loans	8.67	8.50

Nonperforming assets of the Retail Banking segment totaled $5.7 million at March  31, 2015, compared to $5.5 million at December 31, 2014, a 3.6 percent increase during the first quarter of 2015. The Retail Banking Segment's nonperforming assets at March 31, 2015 included $4.9 million of nonaccrual loans, compared to $4.7 million at December 31, 2014, and $790,000 of OREO, compared to $786,000 at December 31, 2014. The increases in nonaccrual loans and OREO since December 31, 2014  were generally attributable to credit deterioration of certain smaller balance loans. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors.

Nonaccrual loans at the Consumer Finance segment were $739,000 at March  31, 2015, compared to $1.0 million at December 31, 2014. As noted above, the ratio of the allowance for loan losses to total consumer finance loans was 8.67 percent as of March  31, 2015, compared with 8.50 percent at December 31, 2014. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which included $5.7 million of TDR loans, and the related allowance at March 31, 2015, were as follows:

	Recorded			Average
	Investment	Unpaid		Balance-	Interest
	in	Principal	Related	Impaired	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,213	$3,373	$466	$3,284	$41
Commercial, financial and agricultural:
Commercial real estate lending	2,445	2,586	390	2,459	36
Builder line lending	—	—	—	—	—
Commercial business lending	114	114	17	118	2
Equity lines	30	32	1	32	—
Consumer	94	95	13	94	2
Total	$5,896	$6,200	$887	$5,987	$81

Impaired loans, which included $5.8 million of TDR loans, and the related allowance at December 31, 2014, were as follows:

	Recorded			Average
	Investment	Unpaid		Balance	Interest
	in	Principal	Related	Total	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Builder line lending	—	—	—	—	—
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

TDRs at March 31, 2015 and December 31, 2014 were as follows:

TABLE 10: Troubled Debt Restructurings

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Accruing TDRs	$3,484	$3,801
Nonaccrual TDRs[1]	2,226	2,026
Total TDRs[2]	$5,710	$5,827

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At March  31, 2015, the Corporation had total assets of $1.36 billion, which was an increase of $25.6 million since December 31, 2014. The increase resulted primarily from increases of $13.2 million in loans held for sale at C&F Mortgage Company and $14.0 million in loans held for investment at C&F Bank, which were funded by deposit growth.  These increases were offset in part by a $6.0 million decline in consumer finance loans.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$180,379	21%	$179,817	21%
Real estate—construction [1]	7,407	1	7,325	1
Commercial, financial, and agricultural [2]	320,593	38	306,845	37
Equity lines	49,644	6	50,321	6
Consumer	8,483	1	8,163	1
Consumer finance	277,344	33	283,333	34
Total loans	843,850	100%	835,804	100%
Less allowance for loan losses	(35,697)		(35,606)
Total loans, net	$808,153		$800,198

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March  31, 2015 and December 31, 2014, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$20,540	9%	$22,934	10%
Mortgage-backed securities	68,483	31	67,619	31
Obligations of states and political subdivisions	131,811	60	131,344	59
Total available for sale securities at fair value	$220,834	100%	$221,897	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at March 31, 2015 and December 31, 2014, see Part I, Item 1, "Financial Statements" under the heading "Note 3: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2015 deposits increased $25.8 million to $1.05 billion at March 31, 2015, compared to $1.03 billion at December 31, 2014. This increase resulted primarily from a  $27.9 million increase in non-interest bearing demand deposits of individuals and corporations and a $4.7 million increase in savings and interest-bearing demand deposits, partially offset by a $6.8 million decrease in time deposits.

The Corporation had $2.7 million in brokered money market deposits outstanding at March  31, 2015, compared to $3.1 million at December 31, 2014. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $165.7 million at March  31, 2015 from $167.0 million at December 31, 2014 as a result of a $1.4 million decrease in retail overnight repurchase agreements with commercial depositors, the level of which is a function of the deposit balances maintained by these depositors.

Off-Balance Sheet Arrangements

As of March  31, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in Part I, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Obligations

As of March 31, 2015, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part I, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $281.1 million at March 31, 2015, compared to $279.1 million at December 31, 2014. The Corporation’s funding sources, including capacity, amount outstanding and amount available at March 31, 2015 are presented in Table 13.

TABLE 13: Funding Sources

	March 31, 2015
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	144,481	47,000	97,481
Borrowings from Federal Reserve Bank	24,406	—	24,406
Revolving line of credit	120,000	75,488	44,512
Total	$408,887	$127,488	$281,399

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total Capital (to Risk-Weighted Assets)
Corporation	$136,664	14.6%	$74,686	8.0%	N/A	N/A
C&F Bank	137,475	14.8	74,478	8.0	$93,098	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	124,698	13.4	56,015	6.0	N/A	N/A
C&F Bank	125,541	13.5	55,859	6.0	74,478	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	99,698	10.7	42,011	4.5	N/A	N/A
C&F Bank	125,541	13.5	41,894	4.5	60,514	6.5
Tier 1 Capital (to Average Assets)
Corporation	124,698	9.4	52,998	4.0	N/A	N/A
C&F Bank	125,541	9.5	53,649	4.0	67,062	5.0

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Corporation	$130,401	14.5%	$71,731	8.0%	N/A	N/A
C&F Bank	129,228	14.5	71,527	8.0	$89,408	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	118,892	13.3	35,866	4.0	N/A	N/A
C&F Bank	117,753	13.2	35,763	4.0	53,645	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	118,892	9.2	51,974	4.0	N/A	N/A
C&F Bank	117,753	9.1	51,959	4.0	64,949	5.0

Changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (the Basel III Final Rule) began to apply to the Corporation and the Bank on January 1, 2015.  The regulatory risk-based capital amounts presented above for March 31, 2015 include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  The table above also reflects the minimum regulatory and certain prompt corrective action capital levels that began to apply January 1, 2015.  For additional information about the Basel III Final Rules, see “Item1. Business” under the heading “Regulation and Supervision” and Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 15:  Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

The Corporation's capital resources may be further affected by the Corporation's share repurchase program, which was authorized by the Corporation's Board of Directors during the second quarter of 2014. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The share repurchase program is authorized through May 2015. As of March 31, 2015, approximately $3.5 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March  31, 2015 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March  31, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

Other than as disclosed in this Item 1A, "Risk Factors," there have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors has authorized a share repurchase program for the Corporation’s outstanding common stock through May 2015 (the Repurchase Program).  Repurchases under the Repurchase Program may be made through privately negotiated transactions, or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  As of March 31, 2015, approximately $3.5 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation's common stock that occurred during the three months ended March 31, 2015.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
January 1, 2015 - January 31, 2015 [1]	2,445	$36.88	—	$—
February 1, 2015 - February 28, 2015 [2]	38,759	35.09	38,759	3,547
March 1, 2015 - March 31, 2015	—	—	—	—
Total	41,204	$35.20	38,759	$3,547

1

These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares.  Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Repurchase Program.

2	These shares were purchased through privately negotiated transactions under the Repurchase Program.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 16, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 22, 2014)

10.9	C&F Financial Corporation Management Incentive Plan, as amended March 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 9, 2015)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 11, 2015	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2015		/s/ Thomas F. Cherry
Thomas F. Cherry
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)