Form 10-Q
period 2015-06-30
C & F FINANCIAL CORP
filed 2015-08-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

At August 6, 2015, the latest practicable date for determination, 3,394,862 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30,	December 31,
	2015	2014
Assets	(unaudited)	*
Cash and due from banks	$11,459	$10,749
Interest-bearing deposits in other banks	127,856	156,867
Total cash and cash equivalents	139,315	167,616
Securities—available for sale at fair value, amortized cost of $213,163 and $214,437, respectively	218,349	221,897
Loans held for sale, at fair value	65,468	28,279
Loans, net of allowance for loan losses of $35,571 and $35,606, respectively	826,623	800,198
Restricted stocks, at cost	3,345	3,442
Corporate premises and equipment, net	36,525	37,295
Other real estate owned, net of valuation allowance of $90 and $29, respectively	977	786
Accrued interest receivable	6,654	6,421
Goodwill	14,425	14,425
Core deposit intangible, net	2,072	2,583
Bank-owned life insurance	14,681	14,484
Other assets	44,502	40,761
Total assets	$1,372,936	$1,338,187

Liabilities
Deposits
Noninterest-bearing demand deposits	$187,814	$161,839
Savings and interest-bearing demand deposits	507,235	497,755
Time deposits	347,779	366,507
Total deposits	1,042,828	1,026,101
Short-term borrowings	12,507	14,436
Long-term borrowings	144,029	127,488
Trust preferred capital notes	25,121	25,103
Accrued interest payable	707	740
Other liabilities	21,746	20,709
Total liabilities	1,246,938	1,214,577

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,393,915 and 3,418,750 shares issued and outstanding, respectively, includes, 138,375 and 135,600 of unvested shares, respectively)	3,256	3,283
Additional paid-in capital	8,647	9,456
Retained earnings	112,494	107,785
Accumulated other comprehensive income, net	1,601	3,086
Total shareholders’ equity	125,998	123,610
Total liabilities and shareholders’ equity	$1,372,936	$1,338,187

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$19,603	$19,849	$38,621	$39,316
Interest on interest-bearing deposits and federal funds sold	86	115	186	196
Interest and dividends on securities
U.S. government agencies and corporations	118	190	246	384
Tax-exempt obligations of states and political subdivisions	1,047	1,059	2,126	2,140
Taxable obligations of states and political subdivisions	50	46	92	92
Corporate bonds and other	446	453	882	878
Total interest income	21,350	21,712	42,153	43,006
Interest expense
Savings and interest-bearing deposits	274	248	549	520
Time deposits	790	780	1,471	1,621
Borrowings	817	878	1,603	1,748
Trust preferred capital notes	295	235	584	472
Total interest expense	2,176	2,141	4,207	4,361
Net interest income	19,174	19,571	37,946	38,645
Provision for loan losses	2,155	3,265	5,670	6,775
Net interest income after provision for loan losses	17,019	16,306	32,276	31,870
Noninterest income
Gains on sales of loans	2,002	1,646	3,647	2,815
Service charges on deposit accounts	1,076	1,116	2,091	2,178
Other service charges and fees	1,759	1,615	3,200	2,996
Net gains on calls and sales of available for sale securities	2	3	3	3
Investment services income	328	323	705	606
Other income	348	642	970	1,398
Total noninterest income	5,515	5,345	10,616	9,996
Noninterest expenses
Salaries and employee benefits	9,938	9,149	20,102	18,308
Occupancy	2,220	2,183	4,380	4,315
Other	4,496	4,900	8,922	9,699
Total noninterest expenses	16,654	16,232	33,404	32,322
Income before income taxes	5,880	5,419	9,488	9,544
Income tax expense	1,779	1,677	2,742	2,909
Net income	$4,101	$3,742	$6,746	$6,635
Net income per share - basic	$1.21	$1.10	$1.98	$1.95
Net income per share - assuming dilution	$1.21	$1.09	$1.98	$1.91
Weighted average number of shares outstanding - basic	3,394,236	3,405,245	3,404,204	3,403,042
Weighted average number of shares outstanding - assuming dilution	3,394,291	3,442,468	3,404,415	3,467,054

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4,101	$3,742	$6,746	$6,635
Other comprehensive (loss) income:
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	(29)	(8)	(58)	(16)
Tax effect	11	3	22	6

Amortization of prior service cost arising during the period[1]	14	17	28	34
Tax effect	(5)	(6)	(10)	(12)
Net of tax amount	(9)	6	(18)	12

Unrealized gain on cash flow hedging instruments
Unrealized holding gain arising during the period	166	46	18	86
Tax effect	(59)	(19)	(7)	(34)
Net of tax amount	107	27	11	52

Unrealized holding (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(2,794)	1,943	(2,271)	5,113
Tax effect	978	(680)	795	(1,781)
Reclassification adjustment for gains included in net income[2]	(2)	(3)	(3)	(3)
Tax effect	1	1	1	1
Net of tax amount	(1,817)	1,261	(1,478)	3,330
Other comprehensive (loss) income:	(1,719)	1,294	(1,485)	3,394
Comprehensive income	$2,382	$5,036	$5,261	$10,029

[1]	These items are included in the computation of net periodic benefit cost. See Note 7, Employee Benefit Plans, for additional information.
[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

		Additional		Accumulated Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2013	$3,269	$10,686	$99,492	$(266)	$113,181
Comprehensive income:
Net income	—	—	6,635	—	6,635
Other comprehensive income	—	—	—	3,394	3,394
Common stock warrant repurchased	—	(2,303)	—	—	(2,303)
Share-based compensation	—	487	—	—	487
Restricted stock vested	7	(15)	—	—	(8)
Common stock issued	2	64	—	—	66
Cash dividends declared – common stock ($0.59 per share)	—	—	(2,009)	—	(2,009)
Balance June 30, 2014	$3,278	$8,919	$104,118	$3,128	$119,443

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2014	$3,283	$9,456	$107,785	$3,086	$123,610
Comprehensive income:
Net income	—	—	6,746	—	6,746
Other comprehensive loss	—	—	—	(1,485)	(1,485)
Share-based compensation	—	576	—	—	576
Restricted stock vested	13	(13)	—	—	—
Common stock issued	2	65	—	—	67
Common stock repurchased	(42)	(1,437)	—	—	(1,479)
Cash dividends declared – common stock ($0.60 per share)	—	—	(2,037)	—	(2,037)
Balance June 30, 2015	$3,256	$8,647	$112,494	$1,601	$125,998

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$6,746	$6,635
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,337	1,461
Provision for loan losses	5,670	6,775
Provision for indemnifications	139	109
Provision for other real estate owned losses	90	—
Share-based compensation	576	479
Net accretion of certain acquisition-related fair value adjustments	(1,300)	(1,722)
Accretion of discounts and amortization of premiums on securities, net	747	629
Realized gains on sales and calls of securities	(3)	(3)
Net realized gains on sales of other real estate owned	(226)	(227)
Net realized gains on sale of corporate premises and equipment	(7)	(38)
Increase in bank-owned life insurance cash surrender value	(175)	(188)
Origination of loans held for sale	(277,393)	(217,466)
Proceeds from sales of loans held for sale	243,851	222,557
Gains on sales of loans held for sale	(3,647)	(2,815)
Change in other assets and liabilities:
Accrued interest receivable	(233)	105
Other assets	(1,185)	(3,590)
Accrued interest payable	(33)	(36)
Other liabilities	1,030	(2,378)
Net cash (used in) provided by operating activities	(24,016)	10,287
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	16,891	21,545
Purchases of securities available for sale	(16,130)	(15,981)
Net redemptions of restricted stocks	97	646
Purchase of loans	(16,258)	—
Net increase in loans	(16,872)	(12,870)
Proceeds from sales of other real estate owned	332	4,274
Purchases of corporate premises and equipment, net	(560)	(1,218)
Net cash used in investing activities	(32,500)	(3,604)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	35,455	51,555
Net decrease in time deposits	(18,403)	(19,532)
Net increase (decrease) in borrowings	14,612	(245)
Repurchase of common stock warrant	—	(2,303)
Issuance of common stock	67	66
Repurchase of common stock	(1,479)	—
Cash dividends	(2,037)	(2,009)
Net cash provided by financing activities	28,215	27,532
Net (decrease) increase in cash and cash equivalents	(28,301)	34,215
Cash and cash equivalents at beginning of year	167,616	148,139
Cash and cash equivalents at end of period	$139,315	$182,354
Supplemental disclosure
Interest paid	$4,547	$4,942
Income taxes paid	339	2,041
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(2,274)	$5,110
Transfers between loans, other real estate owned and repossessed assets	2,308	1,980
Pension adjustment	(30)	18
Unrealized gain on cash flow hedging instruments	18	86

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

The Bank has five wholly-owned active subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (formerly C&F Investment Services, Inc.), C&F Insurance Services, Inc. and CVB Title Services, Inc. all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company providing automobile loans through indirect lending programs. C&F Wealth Management Corporation, organized in April 1995 and renamed in May 2015, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc., was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 9.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of June 30, 2015 and December 31, 2014 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and (2) interest rate swaps that qualified as cash flow hedges on the Corporation's trust preferred capital notes. Because the IRLCs and forward sales commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transactions affect earnings.

Share-Based Compensation: Compensation expense for the second quarter of 2015 and the first six months of 2015 included expense, net of forfeitures, of $312,000 ($193,000 after tax) and $576,000 ($357,000 after tax), respectively, for restricted stock granted during 2010 through 2015. As of June 30, 2015, there was $2.79 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2015 and 2014 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, January 1, 2015	135,600	$34.34
Granted	16,650	37.72
Vested	(12,600)	25.78
Forfeitures	(1,275)	37.58
Unvested, June 30, 2015	138,375	$35.50

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, January 1, 2014	120,183	$31.18
Granted	15,750	41.38
Vested	(8,100)	18.77
Forfeitures	(700)	33.96
Unvested, June 30, 2014	127,133	$33.22

Stock option activity during the six months ended June 30, 2015 and 2014 and stock options outstanding at June 30, 2015 and 2014 are summarized below:

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at January 1, 2015	100,762	$37.75	0.9	$—
Expired	(12,000)	$35.20
Options outstanding and exercisable at June 30, 2015	88,762	$38.10	0.7	$—

*	Weighted average

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at January 1, 2014	164,150	$38.21	1.7	$1,224
Expired	(12,000)	$37.50
Options outstanding and exercisable at June 30, 2014	152,150	$38.27	1.3	$9

*	Weighted average

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU became effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted.  The adoption of ASU 2014-11 did not have a material effect on the Corporation’s financial statements.

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.”  The amendments in ASU 2015-08 amend various paragraphs in the ASC regarding positions of the staff of the SEC pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material effect on our financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

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

As of June 30, 2015, the carrying value of the Corporation’s aggregate investment in qualified affordable housing projects was $2.69 million and the aggregate commitment to provide additional capital to these investments was $1.26 million.  Amortization recognized as a component of income tax expense for the three and six months ended June 30, 2015 was $65,000 and $203,000, respectively, compared to $103,000 and $207,000 for the three and six months ended June 30, 2014, respectively.

NOTE 3: Securities

Debt and equity securities, all of which are classified as available for sale are summarized as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$20,710	$1	$(395)	$20,316
Mortgage-backed securities	70,483	701	(480)	70,704
Obligations of states and political subdivisions	121,970	5,618	(259)	127,329
	$213,163	$6,320	$(1,134)	$218,349

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$23,409	$1	$(476)	$22,934
Mortgage-backed securities	66,716	935	(32)	67,619
Obligations of states and political subdivisions	124,312	7,158	(126)	131,344
	$214,437	$8,094	$(634)	$221,897

The amortized cost and estimated fair value of securities at June 30, 2015, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$28,660	$28,681
Due after one year through five years	130,184	133,451
Due after five years through ten years	35,698	36,549
Due after ten years	18,621	19,668
	$213,163	$218,349

Proceeds from the maturities, calls and sales of securities available for sale for the three and six months ended June 30, 2015 were $8.34 million and $16.89 million, respectively, resulting in gross realized gains of $2,000 and $3,000, respectively.  Proceeds from the maturities, calls and sales of securities available for sale for the three and six months ended June 30, 2014 were $4.96 million and $21.55 million, respectively, resulting in gross realized gains of $3,000 and $3,000, respectively.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $83.88 million and an aggregate fair value of $86.75 million were pledged at June 30, 2015. Securities with an aggregate amortized cost of $106.31 million and an aggregate fair value of $110.37 million were pledged at December 31, 2014.

Securities in an unrealized loss position at June 30, 2015, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$7,492	$58	$11,823	$337	$19,315	$395
Mortgage-backed securities	17,206	427	2,375	53	19,581	480
Obligations of states and political subdivisions	14,203	150	5,192	109	19,395	259
Total temporarily impaired securities	$38,901	$635	$19,390	$499	$58,291	$1,134

There were 99 debt securities totaling $58.29 million considered temporarily impaired at June 30, 2015. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates increased during the second quarter of 2015, primarily in the middle and long-end of the United States Treasury yield curve, thereby increasing unrealized losses on certain of the Corporation's debt securities as compared to March 31, 2015. Prices for debt securities were lower as interest rates rose driven by (i) stronger United States economic data, particularly in the labor markets, that reflected the probability of accelerating economic expansion and (ii) anticipated increases in the Federal Funds rate later this year. Interest rates in the municipal bond sector, which includes the Corporation's obligations of states and political subdivisions, were also higher during the second quarter of 2015, albeit to a lesser degree as compared to the overall market, primarily due to improving overall economic conditions and municipal credit concerns in Puerto Rico, offset by continued elevated supply of refunding securities.  At June 30, 2015, approximately 97 percent of the

Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 95 percent were rated “A” or better, as measured by market value, at June 30, 2015. For the approximately five percent not rated "A" or better, as measured by market value at June 30, 2015, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2015 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.35 million at June 30, 2015, and consisted of $3.20 million of Federal Home Loan Bank (FHLB) stock and $145,000 of Community Bankers Bank (CBB) stock.  Restricted stock is generally viewed as a long-term investment and as restricted investment securities, which are carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at June 30, 2015 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available-for-sale securities portfolio.  At December 31, 2014, the Corporation’s restricted stocks included $3.30 million of FHLB stock and $145,000 of CBB stock.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Real estate – residential mortgage	$182,052	$179,817
Real estate – construction [1]	4,001	7,325
Commercial, financial and agricultural [2]	328,883	306,845
Equity lines	50,670	50,321
Consumer	8,432	8,163
Consumer finance	288,156	283,333
	862,194	835,804
Less allowance for loan losses	(35,571)	(35,606)
Loans, net	$826,623	$800,198

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $317,000 and $355,000 of demand deposit overdrafts at June 30, 2015 and December 31, 2014, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVB (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$27,871	$78,565	$106,436	$36,541	$85,015	$121,556
Carrying amount
Real estate – residential mortgage	$1,620	$17,341	$18,961	$1,723	$18,688	$20,411
Commercial, financial and agricultural[1]	13,693	41,512	55,205	19,367	45,015	64,382
Equity lines	302	14,788	15,090	318	15,464	15,782
Consumer	—	444	444	16	979	995
Total acquired loans	$15,615	$74,085	$89,700	$21,424	$80,146	$101,570

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Real estate – residential mortgage	$2,206	$2,472
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	1,842	2,033
Land acquisition and development lending	—	—
Builder line lending	288	—
Commercial business lending	—	—
Equity lines	294	356
Consumer	38	43
Consumer finance	229	1,040
Total loans on nonaccrual status	$4,897	$5,944

The past due status of loans as of June 30, 2015 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,286	$580	$870	$2,736	$1,620	$177,696	$182,052	$—
Real estate – construction:
Construction lending	—	—	—	—	—	1,880	1,880	—
Consumer lot lending	—	—	—	—	—	2,121	2,121	—
Commercial, financial and agricultural:
Commercial real estate lending	33	—	—	33	11,662	190,239	201,934	—
Land acquisition and development lending	—	—	—	—	—	44,467	44,467	—
Builder line lending	—	—	288	288	—	21,169	21,457	—
Commercial business lending	19	—	—	19	2,031	58,975	61,025	—
Equity lines	180	—	203	383	302	49,985	50,670	—
Consumer	24	—	6	30	—	8,402	8,432	—
Consumer finance	10,889	1,556	229	12,674	—	275,482	288,156	—
Total	$12,431	$2,136	$1,596	$16,163	$15,615	$830,416	$862,194	$—

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $2.77 million, 30-59 days past due of $240,000, 60-89 days past due of $290,000 and 90+ days past due of $1.60 million.
•	performing loans purchased in the acquisition of CVB that are current of $73.51 million, 30-59 days past due of $147,000, and 90+ days past due of $429,000.

The past due status of loans as of December 31, 2014 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,481	$256	$679	$2,416	$1,723	$175,678	$179,817	$—
Real estate – construction:
Construction lending	—	—	—	—		3,839	3,839	—
Consumer lot lending	—	—	—	—		3,486	3,486	—
Commercial, financial and agricultural:
Commercial real estate lending	88	—	115	203	13,011	171,566	184,780	—
Land acquisition and development lending	—	—	—	—	3,379	44,094	47,473	—
Builder line lending	—	—	—	—	48	20,207	20,255	—
Commercial business lending	21	53	—	74	2,929	51,334	54,337	—
Equity lines	319	205	122	646	318	49,357	50,321	14
Consumer	15	37	6	58	16	8,089	8,163	—
Consumer finance	12,421	2,599	1,040	16,060	—	267,273	283,333	—
Total	$14,345	$3,150	$1,962	$19,457	$21,424	$794,923	$835,804	$14

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.06 million, 30-59 days past due of $697,000, 60‑89 days past due of $417,000 and 90+ days past due of $1.77 million.
•	performing loans purchased in the acquisition of CVB that are current of $79.01 million, 30-59 days past due of $634,000, 60-89 days past due of $88,000 and 90+ days past due of $413,000.

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	—	$—	$—	1	$328	$328
Consumer – interest rate concession	1	146	146	—	—	—
Total	1	$146	$146	1	$328	$328

	Six Months Ended June 30,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	1	$239	$239	1	$328	$328
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	1	15	15	—	—	—
Commercial business lending – interest rate concession	1	17	17	—	—	—
Consumer – interest rate concession	1	146	146
Total	4	$417	$417	1	$328	$328

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR defaults during the three and six months ended June 30, 2015 and 2014.

At June 30, 2015 and December 31, 2014, all impaired loans had an allowance for loan loss established.  Impaired loans, which consisted solely of TDRs, and the related allowance at June 30, 2015 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,678	$2,847	$408	$2,756	$48
Commercial, financial and agricultural:
Commercial real estate lending	2,400	2,561	385	2,426	33
Commercial business lending	107	107	16	115	4
Equity lines	30	32	1	32	1
Consumer	239	239	28	240	6
Total	$5,454	$5,786	$838	$5,569	$92

Impaired loans, which included TDR loans of $5.83 million, and the related allowance at December 31, 2014 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

PCI loans had an unpaid principal balance of $27.87 million and a carrying value of $15.62 million at June 30, 2015. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the six months ended June 30, 2015 and 2014:

	June 30,	June 30,
(Dollars in thousands)	2015	2014
Accretable yield, balance at beginning of period	$13,488	$7,776
Accretion	(1,534)	(1,529)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	10,466
Other changes, net	(383)	(1,590)
Accretable yield, balance at end of period	$11,571	$15,123

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2015.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2014	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Provision charged to operations	30	—	—	—	—	5,640	5,670
Loans charged off	(76)	—	(22)	—	(114)	(8,123)	(8,335)
Recoveries of loans previously charged off	211	—	17	—	166	2,236	2,630
Balance at June 30, 2015	$2,478	$434	$7,739	$812	$263	$23,845	$35,571

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2014.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2013	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Provision charged to operations	30	—	—	—	—	6,745	6,775
Loans charged off	(79)	—	(174)	(47)	(147)	(8,098)	(8,545)
Recoveries of loans previously charged off	24	—	47	—	170	1,935	2,176
Balance at June 30, 2014	$2,330	$434	$7,678	$845	$296	$23,675	$35,258

The following table presents, as of June 30, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at June 30, 2015	$2,478	$434	$7,739	$812	$263	$23,845	$35,571
Ending balance: individually evaluated for impairment	$408	$—	$401	$1	$28	$—	$838
Ending balance: collectively evaluated for impairment	$2,070	$434	$7,303	$811	$235	$23,845	$34,698
Ending balance: acquired loans - purchase credit impaired	$—	$—	$35	$—	$—	$—	$35
Loans:
Balance at June 30, 2015	$182,052	$4,001	$328,883	$50,670	$8,432	$288,156	$862,194
Ending balance: individually evaluated for impairment	$2,678	$—	$2,507	$30	$239	$—	$5,454
Ending balance: collectively evaluated for impairment	$177,754	$4,001	$312,683	$50,338	$8,193	$288,156	$841,125
Ending balance: acquired loans - purchase credit impaired	$1,620	$—	$13,693	$302	$—	$—	$15,615

The following table presents, as of December 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Ending balance: individually evaluated for impairment	$417	$—	$455	$1	$6	$—	$879
Ending balance: collectively evaluated for impairment	$1,896	$434	$7,289	$811	$205	$24,092	$34,727
Ending balance: acquired loans - purchase credit impaired	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$179,817	$7,325	$306,845	$50,321	$8,163	$283,333	$835,804
Ending balance: individually evaluated for impairment	$3,000	$—	$2,889	$30	$95	$—	$6,014
Ending balance: collectively evaluated for impairment	$175,094	$7,325	$284,589	$49,973	$8,052	$283,333	$808,366
Ending balance: acquired loans - purchase credit impaired	$1,723	$—	$19,367	$318	$16	$—	$21,424

Loans by credit quality indicators as of June 30, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$175,070	$1,525	$3,251	$2,206	$182,052
Real estate – construction:
Construction lending	1,844	36	—	—	1,880
Consumer lot lending	2,121	—	—	—	2,121
Commercial, financial and agricultural:
Commercial real estate lending	180,570	5,888	13,634	1,842	201,934
Land acquisition and development lending	43,031	1,045	391	—	44,467
Builder line lending	19,823	733	613	288	21,457
Commercial business lending	48,441	1,509	11,075	—	61,025
Equity lines	48,978	617	781	294	50,670
Consumer	8,103	140	151	38	8,432
	$527,981	$11,493	$29,896	$4,668	$574,038

[1]	At June 30, 2015, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $78.91 million pass rated, $4.31 million special mention, $5.88 million substandard and $604,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$287,927	$229	$288,156

Loans by credit quality indicators as of December 31, 2014 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$171,414	$2,978	$2,953	$2,472	$179,817
Real estate – construction:
Construction lending	1,191	—	2,648	—	3,839
Consumer lot lending	3,486	—	—	—	3,486
Commercial, financial and agricultural:
Commercial real estate lending	165,804	4,136	12,807	2,033	184,780
Land acquisition and development lending	43,693	1,136	2,644	—	47,473
Builder line lending	18,321	1,389	545	—	20,255
Commercial business lending	41,813	930	11,594	—	54,337
Equity lines	48,443	772	750	356	50,321
Consumer	7,984	103	33	43	8,163
	$502,149	$11,444	$33,974	$4,904	$552,471

[1]	At December 31, 2014, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $87.27 million pass rated, $2.99 million special mention, $10.71 million substandard and $603,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$282,293	$1,040	$283,333

NOTE 6: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $856,000 and $1.66 million as of June 30, 2015 and December 31, 2014, respectively.

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Net unrealized gains on securities	$3,371	$4,850
Net unrecognized loss on cash flow hedges	(51)	(64)
Net unrecognized losses on defined benefit plan	(1,719)	(1,700)
Total accumulated other comprehensive income	$1,601	$3,086

Common Shares

During the first half of 2015, 38,759 shares were purchased under a share repurchase program authorized by the Corporation’s Board of Directors.  The Corporation purchased 3,281 and 225 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first half of 2015 and 2014, respectively.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Net income	$4,101	$3,742

Weighted average number of common shares used in earnings per common share—basic	3,394,236	3,405,245
Effect of dilutive securities:
Stock option awards and warrant	55	37,223
Weighted average number of common shares used in earnings per common share—assuming dilution	3,394,291	3,442,468

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Net income available to common shareholders	$6,746	$6,635

Weighted average number of common shares used in earnings per common share—basic	3,404,204	3,403,042
Effect of dilutive securities:
Stock option awards and warrant	211	64,012
Weighted average number of common shares used in earnings per common share—assuming dilution	3,404,415	3,467,054

Potential common shares that may be issued by the Corporation for its stock option awards, and when it was outstanding, the warrant (the Warrant) to purchase common stock of the Corporation originally issued to the United States Department of the Treasury (Treasury) as part of the Corporation’s participation in the Capital Purchase Program, are determined using the treasury stock method. Approximately 88,762 shares issuable upon exercise of options were not included in computing diluted earnings per common share for both the three and six months ended June 30, 2015 and approximately 156,110 and 136,130 shares issuable upon exercise of options for the three and six months ended June 30, 2014, respectively, were not included in computing diluted earnings per common share because they were anti-dilutive.  The Corporation repurchased the Warrant from Treasury during the second quarter of 2014.

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

NOTE 7: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$267	$191	$534	$382
Interest cost	117	113	234	226
Expected return on plan assets	(253)	(208)	(506)	(416)
Amortization of prior service cost	(14)	(17)	(28)	(34)
Amortization of net loss	29	8	58	16
Net periodic benefit cost	$146	$87	$292	$174

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2015 and December 31, 2014, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (or MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	June 30, 2015
	Fair Value Measurements Using			Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$20,316	$—	$20,316
Mortgage-backed securities	—	70,704	—	70,704
Obligations of states and political subdivisions	—	127,329	—	127,329
Total securities available for sale	—	218,349	—	218,349
Loans held for sale	—	65,468	—	65,468
Derivative asset - IRLC	—	984	—	984
Total assets	$—	$284,801	$—	$284,801

Liabilities:
Derivative liability - cash flow hedges	$—	$85	$—	$85

	December 31, 2014
	Fair Value Measurements Using			Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$22,934	$—	$22,934
Mortgage-backed securities	—	67,619	—	67,619
Obligations of states and political subdivisions	—	131,344	—	131,344
Total securities available for sale	—	221,897	—	221,897
Loans held for sale	—	28,279	—	28,279
Derivative asset - IRLC	—	448	—	448
Derivative asset - cash flow hedges	—	40	—	40
Total assets	$—	$250,664	$—	$250,664

Liabilities:
Derivative liability - cash flow hedges	$—	$143	$—	$143

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

Impaired loans. The Corporation does not record loans held for investment at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. A loan is considered impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. All TDRs are considered impaired loans. The Corporation measures impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Additionally, management reviews current market conditions, borrower history, past experience with similar loans and economic conditions. Based on management's review, additional write-downs to fair value may be incurred. The Corporation maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. When the fair value of an impaired loan is based solely on observable cash flows, market price or a current appraisal, the Corporation records the impaired loan as nonrecurring Level 2. However, if based on management's review, additional write-downs to fair value are required or if the impaired loan otherwise does not meet the standards for Level 2 classification, the Corporation records the impaired loan as nonrecurring Level 3.

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	June 30, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,108	$2,108
Other real estate owned, net	—	—	977	977
Total	$—	$—	$3,085	$3,085

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,224	$1,224
Other real estate owned, net	—	—	786	786
Total	$—	$—	$2,010	$2,010

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of June 30, 2015:

	Fair Value Measurements at June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$2,108	Appraisals	Discount to reflect current market conditions and estimated selling costs	10% - 60%
Other real estate owned, net	977	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 65%
Total	$3,085

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of June 30, 2015 and December 31, 2014.

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

	Carrying	Fair Value Measurements at June 30, 2015 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$139,315	$139,315	$—	$—	$139,315
Securities available for sale	218,349	—	218,349	—	218,349
Loans, net	826,623	—	—	837,473	837,473
Loans held for sale	65,468	—	65,468	—	65,468
Derivative asset - IRLC	984	—	984	—	984
Bank-owned life insurance	14,681	—	14,681	—	14,681
Accrued interest receivable	6,654	6,654	—	—	6,654
Financial liabilities:
Demand deposits	$695,049	$695,049	$—	$—	$695,049
Time deposits	347,779	—	350,414	—	350,414
Borrowings	181,657	—	174,192	—	174,192
Derivative liability - cash flow hedges	85	—	85	—	85
Accrued interest payable	707	707	—	—	707

	Carrying	Fair Value Measurements at December 31, 2014 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$167,616	$167,616	$—	$—	$167,616
Securities available for sale	221,897	—	221,897	—	221,897
Loans, net	800,198	—	—	813,010	813,010
Loans held for sale	28,279	—	28,279	—	28,279
Derivative asset - IRLC	448	—	448	—	448
Derivative asset - cash flow hedges	40	—	40	—	40
Bank-owned life insurance	14,484	—	14,484	—	14,484
Accrued interest receivable	6,421	6,421	—	—	6,421
Financial liabilities:
Demand deposits	$659,594	$659,594	$—	$—	$659,594
Time deposits	366,507	—	369,538	—	369,538
Borrowings	167,027	—	160,052	—	160,052
Derivative liability - cash flow hedges	143	—	143	—	143
Accrued interest payable	740	740	—	—	740

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

The Corporation’s other segment includes a full-service brokerage firm that derives revenues from brokerage services and an insurance company that derives revenues from insurance services. The results of the other segment are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

	Three Months Ended June 30, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,893	$479	$11,164	$—	$(1,186)	$21,350
Gains on sales of loans	—	2,002	—	—	—	2,002
Other noninterest income	2,271	662	227	353	—	3,513
Total operating income	13,164	3,143	11,391	353	(1,186)	26,865
Expenses:
Provision for loan losses	—	15	2,140	—	—	2,155
Interest expense	1,453	92	1,522	295	(1,186)	2,176
Salaries and employee benefits	5,754	1,462	2,352	370	—	9,938
Other noninterest expenses	4,210	1,134	1,204	168	—	6,716
Total operating expenses	11,417	2,703	7,218	833	(1,186)	20,985
Income (loss) before income taxes	1,747	440	4,173	(480)	—	5,880
Income tax expense (benefit)	145	178	1,638	(182)	—	1,779
Net income (loss)	$1,602	$262	$2,535	$(298)	$—	$4,101
Total assets	$1,193,135	$80,514	$291,010	$4,160	$(195,883)	$1,372,936
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$253	$27	$5	$—	$—	$285

	Three Months Ended June 30, 2014
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,919	$333	$11,684	$—	$(1,224)	$21,712
Gains on sales of loans	—	1,646	—	—	—	1,646
Other noninterest income	2,367	729	261	342	—	3,699
Total operating income	13,286	2,708	11,945	342	(1,224)	27,057
Expenses:
Provision for loan losses	—	15	3,250	—	—	3,265
Interest expense	1,495	50	1,585	235	(1,224)	2,141
Salaries and employee benefits	5,673	1,138	2,107	231	—	9,149
Other noninterest expenses	4,518	1,131	1,218	216	—	7,083
Total operating expenses	11,686	2,334	8,160	682	(1,224)	21,638
Income (loss) before income taxes	1,600	374	3,785	(340)	—	5,419
Income tax expense (benefit)	179	150	1,476	(128)	—	1,677
Net income (loss)	$1,421	$224	$2,309	$(212)	$—	$3,742
Total assets	$1,184,486	$48,755	$284,905	$3,606	$(174,261)	$1,347,491
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$680	$7	$79	$—	$—	$766

	Six Months Ended June 30, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$21,442	$773	$22,283	$—	$(2,345)	$42,153
Gains on sales of loans	—	3,647	—	—	—	3,647
Other noninterest income	4,452	1,258	514	745	—	6,969
Total operating income	25,894	5,678	22,797	745	(2,345)	52,769
Expenses:
Provision for loan losses	—	30	5,640	—	—	5,670
Interest expense	2,785	140	3,043	584	(2,345)	4,207
Salaries and employee benefits	11,691	2,851	4,791	769	—	20,102
Other noninterest expenses	8,466	2,138	2,384	314	—	13,302
Total operating expenses	22,942	5,159	15,858	1,667	(2,345)	43,281
Income (loss) before income taxes	2,952	519	6,939	(922)	—	9,488
Income tax expense (benefit)	165	210	2,717	(350)	—	2,742
Net income (loss)	$2,787	$309	$4,222	$(572)	$—	$6,746
Total assets	$1,193,135	$80,514	$291,010	$4,160	$(195,883)	$1,372,936
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$494	$58	$40	$1	$—	$593

	Six Months Ended June 30, 2014
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$21,687	$631	$23,122	$—	$(2,434)	$43,006
Gains on sales of loans	—	2,815	—	—	—	2,815
Other noninterest income	4,592	1,344	562	683	—	7,181
Total operating income	26,279	4,790	23,684	683	(2,434)	53,002
Expenses:
Provision for loan losses	—	30	6,745	—	—	6,775
Interest expense	3,070	94	3,159	472	(2,434)	4,361
Salaries and employee benefits	11,523	2,099	4,254	432	—	18,308
Other noninterest expenses	9,093	2,168	2,302	451	—	14,014
Total operating expenses	23,686	4,391	16,460	1,355	(2,434)	43,458
Income (loss) before income taxes	2,593	399	7,224	(672)	—	9,544
Income tax expense (benefit)	187	160	2,817	(255)	—	2,909
Net income (loss)	$2,406	$239	$4,407	$(417)	$—	$6,635
Total assets	$1,184,486	$48,755	$284,905	$3,606	$(174,261)	$1,347,491
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,148	$41	$84	$1	$—	$1,274

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

NOTE 10: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At June 30, 2015, the Corporation had forward sales contracts with a notional value of $140.37 million, and each loan held for sale by C&F Mortgage was subject to a forward sales agreement. The fair value of these derivative instruments at June 30, 2015 was $984,000, which was included in other assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance, beginning of period	$2,147	$2,461	$2,089	$2,415
Provision for indemnification losses	81	63	139	109
Payments	(1)	(450)	(1)	(450)
Allowance, end of period	$2,227	$2,074	$2,227	$2,074

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

The cash flow hedges total notional amount is $25.00 million. At June 30, 2015, the $15.0 million of cash flow hedges entered into during 2014 had a fair value of ($41,000), which is recorded in other liabilities, and the remaining $10.0 million of cash flow hedges had a fair value of ($44,000), which is also recorded in other liabilities. The cash flow hedges were fully effective at June 30, 2015 and therefore the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Data processing fees	$945	$957	$1,827	$1,952
Professional fees	569	522	1,067	1,192
Telecommunication expenses	350	405	695	753
Amortization of core deposit intangible	248	305	511	624
Travel and educational expenses	242	273	490	555
FDIC Insurance expense	225	228	443	613
Marketing and advertising expenses	452	426	621	595
All other noninterest expenses	1,465	1,784	3,268	3,415
Total other noninterest expenses	$4,496	$4,900	$8,922	$9,699

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

•

the legislative/regulatory climate, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and regulations promulgated thereunder, the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB and the application of the Basel III capital standards to the Corporation and the Bank

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

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

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors", of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

Loans Acquired in a Business Combination:  Loans acquired in a business combination, such as the Corporation's acquisition of CVB in October 2013, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the "nonaccretable difference," is not recorded and is available to absorb future credit losses on those loans. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the "accretable yield" and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Subsequent to acquisition, we evaluate on a quarterly basis our estimate of cash flows expected to be collected. In the current economic environment, estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for loan losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions.

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

Retirement Plan: C&F Bank maintains a non-contributory, cash balance pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. C&F Bank’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

Derivative Financial Instruments:  The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation's derivative financial instruments consist of (1) IRLCs on mortgage loans that will be held for sale and related forward sales commitments and (2) interest rate swaps that qualify as cash flow hedges of the Corporation's trust preferred capital notes. Because the IRLCs and forward sale commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are reported as noninterest income. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same periods during which the hedged transactions affect earnings.

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

For further information concerning accounting policies, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Financial Performance Measures

Net income for the Corporation was $4.1 million for the second quarter of  2015, or $1.21 per common share assuming dilution, compared with net income of $3.7 million for the second quarter of 2014, or $1.09 per common share assuming dilution. Net income for the Corporation was $6.7 million for the first half of  2015, or $1.98 per common share assuming dilution, compared with net income of $6.6 million for the first half of 2014, or $1.91 per common share assuming dilution. The increase in net income for the second quarter of 2015, as compared to the second quarter of 2014, resulted from higher earnings at each of the Corporation’s principal business segments; whereas, the increase in net income for the first half of 2015, as compared to the first half of 2014, was principally attributable to an increase in earnings at the Retail Banking and Mortgage Banking segments, offset in part by lower earnings at the Consumer Finance segment. The Retail Banking segment benefited from the effects of  (1) loan growth on interest income, (2) a shift in deposit composition from time deposits to lower-rate or non-interest bearing deposits and (3) reduced operating expenses resulting from the merger of CVB into C&F Bank. At the Mortgage Banking segment, higher earnings were related to an increase in mortgage loan origination volume resulting from favorable interest rate fluctuations. At the Consumer Finance segment, net income declined during the first half of 2015 because of the negative effects of competition on loan growth and yield, the effects of which were mitigated by favorable credit trends in the loan portfolio that resulted in a decline in the provision for loan losses during 2015. Late in the second quarter of 2015, the Consumer Finance segment purchased a $19.6 million automobile loan portfolio for $16.3 million to supplement loan originations.

The Corporation’s annualized ROE and ROA were 13.12 percent and 1.20 percent, respectively, for the second quarter of 2015, compared to 12.74 percent and 1.13 percent, respectively, for the second quarter of 2014.  For the first half of 2015, the Corporation’s annualized ROE and ROA were 10.83 percent and 1.00 percent, respectively, compared to 11.37 percent and 1.00 percent, respectively, for the first half of 2014.  The increase in both ROE and ROA for the second quarter of 2015 resulted from an increase in net income during 2015.  The decline in ROE for the first half of 2015 was affected by internal capital growth of 5.5 percent since June 30, 2014 resulting primarily from earnings.

Principal Business Activities.

An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $1.6 million for the second quarter of 2015, compared to net income of $1.4 million for the second quarter of 2014.  For the first half of 2015, C&F Bank reported net income of $2.8 million, compared to net income of $2.4 million for the first half of 2014.  The improvement in net income of the

Retail Banking segment for the second quarter and first half of 2015, compared to the same periods of 2014, resulted from (1) the effects of loan growth and the related increase in interest income, (2) a shift in deposit composition from time deposits to non-interest bearing demand deposits and non-term savings, money market and interest-bearing demand depoisits, which pay lower interest rates, and (3) cost savings related to the integration of CVB into the Bank’s infrastructure. Partially offsetting these positive factors were the effects of the following:  (1) a decline in the yield on the Bank’s investment portfolio due to the  overall low interest rate environment and the purchase of lower-yielding, shorter-term securities as the Bank has utilized short-term securities in order to limit exposure to a potential rising interest rate environment, (2) a decline in the yield on the Bank’s loan portfolio due to the continued low interest rate environment and competitive pressure on interest rates, and (3) higher personnel costs associated with increased staff levels and support positions associated with the addition of commercial loan personnel focused on growing the segment’s commercial and small business loan portfolios.

The results for the second quarter and first half of 2015 for the retail banking segment continue to be affected by the acquisition accounting adjustments recorded in connection with the acquisition of CVB. These adjustments resulted from marking assets and liabilities acquired from CVB to fair market values as of the acquisition date. Accordingly, yields on loans and investments acquired from CVB increased and the cost of certificates of deposit decreased, the benefits of which were partially offset by the amortization of the core deposit intangible and higher depreciation expense associated with the buildings, acquired in the CVB merger. The net accretion attributable to these adjustments during the second quarter and first half of 2015 was $354,000 and $841,000, net of taxes ($537,000 and $1.3 million before taxes), respectively, compared to $554,000 and $1.1 million, net of taxes ($852,000 and $1.7 million before taxes) for the second quarter and first half of 2014, respectively.

The Bank’s total nonperforming assets were $5.6 million at June 30, 2015, compared to $5.5 million at December 31, 2014.  Nonperforming assets included $4.7 million in nonaccrual loans at both June 30, 2015 and December 31, 2014, and $977,000 in OREO at June 30, 2015, compared to $786,000 at December 31, 2014.  The increase in OREO since December 31, 2014 was generally attributable to credit deterioration of certain smaller balance loans.  Troubled debt restructurings at June 30, 2015 and December 31, 2014 were $5.5 million and $5.8 million, respectively, of which $2.2 million and $2.0 million at June 30, 2015 and at December 31, 2014, respectively, were included in nonaccrual loans.

Mortgage Banking:  The Mortgage Banking segment reported net income of $262,000 for the second quarter of 2015, compared to net income of $224,000 for the second quarter of 2014. For the first half of 2015, C&F Mortgage reported net income of $309,000, compared to $239,000 for the first half of 2014.  The improvement in net income resulted from increased mortgage loan origination volume compared to the second quarter and first half of 2014 due to generally favorable interest rate fluctuations in the 10-year Treasury rate, which in turn resulted in higher gains on sales of loans and ancillary loan origination fees, partially offset by an increase in production-based compensation.  Loan origination volume for the second quarter of 2015 increased to $161.4 million from $126.1 million for the second quarter of 2014 and increased to $277.4 million for the first half of 2015 from $217.5 million for the first half of 2014.  The amount of loan originations during the second quarter of 2015 for refinancings and new and resale home purchases were $30.6 million and $130.8 million, respectively, compared to $17.7 million and $108.4 million, respectively, during the second quarter of 2014. The amount of loan originations during the first half of 2015 for refinancings and new and resale home purchases were $67.7 million and $209.6 million, respectively, compared to $30.5 million and $187.0 million, respectively, during the first half of 2014.

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

Consumer Finance:  The Consumer Finance segment reported net income of $2.5 million for the second quarter of 2015, compared to net income of $2.3 million for the second quarter of 2014. For the first half of 2015, C&F Finance reported net income of $4.2 million, compared to net income of $4.4 million for the first half of 2014.  Average loans outstanding during the second quarter of 2015 decreased $2.4 million compared to average loans outstanding during the second quarter of 2014. Average loans increased $579,000 for the first half of 2015 compared to the first half of 2014.  The decline in the average loan portfolio for the second quarter and the small increase in the first half of 2015, along with declines of  54 basis points and 55 basis points in the average yield on the loan portfolio for the quarter and six months ended June 30, 2015, respectively, resulted in net interest income declines of $457,000 and $723,000 during the second quarter and first half of 2015, respectively compared to the same periods in 2014.  Increased competition and loan pricing strategies that competitors have used to grow market share have suppressed loan growth and adversely affected the average yield of the Consumer Finance segment’s loan portfolio.  In June 2015, C&F Finance purchased a $19.6 million automobile loan portfolio for $16.3 million, which led to a $4.8 million increase in consumer finance loans at June 30, 2015 compared to December 31, 2014.

The results of the Consumer Finance segment included a $2.1 million provision for loan losses for the second quarter of 2015 and $3.3 million for the second quarter of 2014.  For the first half of 2015, the provision for loan losses was $5.6 million, compared to $6.7 million for the first half of 2014.  Loan charge-offs for the first half of 2015 declined from the first half of 2014 due to positive credit trends in the portfolio. The annualized net charge-off ratio for the first half of 2015 was 4.22%, compared to 4.42% for the first half of 2014. The ratio of the allowance for loan losses to total loans decreased to 8.28 percent at June 30, 2015 from 8.50 percent at December 31, 2014. The decrease in this ratio for the first six months of 2015 was primarily due to the acquisition of $19.6 million ($16.3 million, net of discount) of consumer finance loans during June 2015, which caused the ratio at June 30, 2015 to decline by 48 basis points. This acquired loan portfolio did not require an additional loan loss provision because the purchase discount was considered adequate to cover losses in that portfolio as of June 30, 2015.  However, in future periods the acquired loans will be included in overall evaluations of the adequacy of the segment’s allowance for loan losses.  Management believes that the current allowance for loan losses is adequate to absorb probable losses inherent in the consumer finance loan portfolio. However, if factors influencing the Consumer Finance segment result in a higher net charge-off ratio, C&F Finance may need to continue to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Capital Management. Total shareholders' equity was $126.0 million at June 30, 2015, compared to $123.6 million at December 31, 2014. Capital growth resulted from earnings for the first half of 2015, offset in part by share repurchases during the first half of 2015 and dividends declared of 30 cents and 60 cents per share during the second quarter and first half of 2015, respectively. The second quarter dividend was paid on July 1, 2015 and equated to a payout ratio of 24.8 percent of second quarter net income.  The dividend payout ratio was 30.3 percent for the first half of 2015.

The Corporation’s Board of Directors has authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program).  During May 2015 the Corporation’s Board of Directors reauthorized the Repurchase Program to authorize repurchases of up to $5.0 million of the Corporation's common stock through May 2016. For more information about these repurchases of the Corporation's common stock, see Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" under the heading "Issuer Purchases of Equity Securities" in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2015 and 2014. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$97,776	$613	2.51%	$94,726	$643	2.72%
Tax-exempt	117,868	1,586	5.38	117,841	1,674	5.68
Total securities	215,644	2,199	4.08	212,567	2,317	4.36
Total loans	905,722	19,622	8.69	850,513	19,860	9.37
Interest-bearing deposits in other banks and federal funds sold	142,247	86	0.24	166,908	115	0.28
Total earning assets	1,263,613	21,907	6.95	1,229,988	22,292	7.27
Allowance for loan losses	(35,423)			(34,874)
Total non-earning assets	133,231			131,395
Total assets	$1,361,421			$1,326,509

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$203,794	$115	0.23%	$186,874	$108	0.23%
Money market deposit accounts	202,322	139	0.28	177,726	120	0.27
Savings accounts	100,208	20	0.08	98,678	20	0.08
Certificates of deposit, $100 or more	141,070	328	0.93	148,884	317	0.85
Other certificates of deposit	213,164	462	0.87	237,978	463	0.78
Total time and savings deposits	860,558	1,064	0.50	850,140	1,028	0.48
Borrowings	169,055	1,112	2.60	170,385	1,113	2.59
Total interest-bearing liabilities	1,029,613	2,176	0.84	1,020,525	2,141	0.84
Demand deposits	184,909			168,716
Other liabilities	21,850			19,800
Total liabilities	1,236,372			1,209,041
Shareholders’ equity	125,049			117,468
Total liabilities and shareholders’ equity	$1,361,421			$1,326,509
Net interest income		$19,731			$20,151
Interest rate spread			6.11%			6.43%
Interest expense to average earning assets (annualized)			0.69%			0.69%
Net interest margin (annualized)			6.27%			6.58%

	Six Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$97,564	$1,220	2.50%	$94,187	$1,262	2.68%
Tax-exempt	118,103	3,219	5.45	117,967	3,382	5.73
Total securities	215,667	4,439	4.12	212,154	4,644	4.38
Total loans	886,539	38,649	8.79	847,421	39,336	9.36
Interest-bearing deposits in other banks and federal funds sold	153,813	186	0.24	165,158	196	0.24
Total earning assets	1,256,019	43,274	6.94	1,224,733	44,176	7.27
Allowance for loan losses	(35,504)			(34,849)
Total non-earning assets	132,125			132,927
Total assets	$1,352,640			$1,322,811

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$204,352	$238	0.23%	$184,388	$236	0.26%
Money market deposit accounts	199,541	272	0.27	176,408	240	0.27
Savings accounts	98,973	39	0.08	97,936	44	0.09
Certificates of deposit, $100 or more	143,291	582	0.94	150,521	670	0.90
Other certificates of deposit	215,183	889	0.91	241,465	951	0.79
Total time and savings deposits	861,340	2,020	0.51	850,718	2,141	0.51
Borrowings	167,578	2,187	2.60	170,635	2,220	2.59
Total interest-bearing liabilities	1,028,918	4,207	0.85	1,021,353	4,361	0.86
Demand deposits	178,224			163,688
Other liabilities	20,917			21,085
Total liabilities	1,228,059			1,206,126
Shareholders’ equity	124,581			116,685
Total liabilities and shareholders’ equity	$1,352,640			$1,322,811
Net interest income		$39,067			$39,815
Interest rate spread			6.09%			6.41%
Interest expense to average earning assets (annualized)			0.70%			0.71%
Net interest margin (annualized)			6.25%			6.56%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2015 from 2014
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(5,588)	$5,350	$(238)
Securities:
Taxable	(139)	109	(30)
Tax-exempt	(91)	3	(88)
Interest-bearing deposits in other banks and federal funds sold	(14)	(15)	(29)
Total interest income	(5,832)	5,447	(385)
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(11)	18	7
Money market deposit accounts	2	17	19
Savings accounts	—	—	—
Certificates of deposit, $100 or more	91	(80)	11
Other certificates of deposit	202	(203)	(1)
Total time and savings deposits	284	(248)	36
Borrowings	26	(27)	(1)
Total interest expense	310	(275)	35
Change in net interest income	$(6,142)	$5,722	$(420)

	Six Months Ended June 30, 2015 from 2014
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(4,552)	$3,865	$(687)
Securities:
Taxable	(145)	103	(42)
Tax-exempt	(174)	11	(163)
Interest-bearing deposits in other banks and federal funds sold	10	(20)	(10)
Total interest income	(4,861)	3,959	(902)
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(48)	50	2
Money market deposit accounts	4	28	32
Savings accounts	(6)	1	(5)
Certificates of deposit, $100 or more	19	(107)	(88)
Other certificates of deposit	205	(267)	(62)
Total time and savings deposits	174	(295)	(121)
Borrowings	14	(47)	(33)
Total interest expense	188	(342)	(154)
Change in net interest income	$(5,049)	$4,301	$(748)

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2015 was $19.7 million, compared to $20.2 million for the three months ended June 30, 2014. Net interest income, on a taxable-equivalent basis, for the first half of 2015 was $39.1 million, compared to $39.8 million for the first half of 2014. Annualized net interest margin decreased 31 basis points to 6.27 percent for the second quarter of 2015, and decreased 31 basis points to 6.25 percent for the first half of 2015 relative to the same periods for 2014. The decreases in net interest margin during 2015 were attributable to decreases of 32 basis points and 33 basis points in the yield on interest-earning assets for the second quarter of 2015 and first half of 2015, respectively, offset in part by increases in demand deposits that pay no interest. The decreases in the yield on interest-earning assets were primarily attributable to decreases in the yields on the investment and loan portfolios.

Average loans, which includes both loans held for investment and loans held for sale, increased $55.2 million to $905.7 million for the second quarter of 2015, and increased $39.1 million to $886.5 million for the first half of 2015, compared to the same periods of 2014. Average loans held for sale increased $19.8 million, or 68.3 percent, for the second quarter of 2015 and $11.1 million, or 40.3 percent, for the first half of 2015, compared to the same periods of 2014. Average loans held for sale increased for the second quarter and first half of 2015 due to a 28.0 percent increase in mortgage loan originations in the Mortgage Banking segment and due to fluctuations in the period of time between mortgage loan origination and sale to a third-party investor. Average loans held for investment for the Retail Banking segment increased $37.1 million, or 6.9 percent, for the second quarter of 2015 and $26.8 million, or 5.0 percent, for the first half of 2015, compared to the same periods of 2014.  Average loans at the Retail Banking segment increased for the quarter and first half of 2015 due to growth in the commercial real estate and business line lending. Average loans held for investment for the Consumer Finance segment decreased $2.4 million, or 0.8 percent, for the second quarter of 2015 and  increased $579,000 for the first half of 2015, compared to the same periods of 2014.  Average loans at the Consumer Finance segment for the three and six months ended June 30, 2015 do not include the full affect of the purchase of $19.6 million ($16.3 million, net of discount) of consumer finance loans during June 2015.

The overall yield on average loans decreased 68 basis points to 8.69 percent for the second quarter of 2015 and 57 basis points to 8.79 percent for the first half of 2015, compared to the same periods of 2014. The majority of these decreases was the result of a 54 basis point and 55 basis points decline in the average yield on the Consumer Finance loan portfolio for the second quarter and first half of 2015, respectively, which were due to increased competition and loan pricing strategies that competitors have used to grow market share.  The Consumer Finance segment’s purchase of $19.6 million of consumer finance loans occurred at the end of the second quarter of 2015 and had minimal contribution to the yield on loans held for investment during the second quarter and first half of 2015. The Bank’s average loan yields declined from the effects of net originations and variable rate loans renewing in the low interest rate environment.  Partially offsetting these factors in the second quarter and first half of 2015 were $607,000 and $1.3 million, respectively, of accretion related to the fair value adjustments to CVB’s loan portfolio.  The accretion contributed approximately 27 basis points to the yield on loans and 19 basis points to the yield on interest earning assets and the net interest margin for the second quarter of 2015 and contributed approximately 37 basis points to the yield on loans and 24 basis points to the yield on interest earning assets and the net interest margin for the second quarter of 2014.  The accretion contributed approximately 29 basis points to the yield on loans and 20 basis points to the yield on interest earning assets and the net interest margin for the first half of 2015 and contributed approximately 18 basis points to the yield on loans and 12 basis points to the yield on interest earning assets and the net interest margin for the first half of 2014.

Average securities available for sale increased $3.1 million and $3.5 million for the second quarter and first half of 2015, respectively, compared to the same periods of 2014. The average yield on the securities portfolio decreased 28 basis points and 26 basis points for for the second quarter and first half of 2015, respectively, compared to the same periods of 2014 due to (1) the purchase of lower-yielding, shorter-term securities, including through reinvestment of the proceeds from calls and maturities of longer-term, higher yielding securities and (2) the current interest rate environment. The Corporation has utilized the strategy of investing in lower-yielding, shorter-term securities to limit exposure to a potential future rising interest rate environment by limiting the security portfolio’s duration.

Average interest-bearing deposits in other banks and federal funds sold decreased $24.7 million and $11.3 million for the second quarter and first half of 2015, respectively, compared to the same periods of 2014. These decreases occurred as the Corporation used funding provided by these deposits to support loan growth at the Retail Banking segment and a 28.0 percent increase in mortgage loan originations in the Mortgage Banking segment for the second quarter and first half of 2015. The average yield on these overnight funds decreased 4 basis points for the second quarter of 2015, compared to the second quarter of 2014 and remained constant for the first half of 2015, compared to the first half of 2014.

Average interest-bearing time and savings deposits increased $10.4 million  and $10.6 million for the second quarter and first half of 2015, respectively, compared to the same periods in 2014. The average cost of interest-bearing deposits increased 2 basis points during the second quarter of 2015, as compared to the same period of 2014, and remained constant for the first half of 2015, compared to the first half of 2014.  Average cost of interest-bearing deposits during the second quarter and first half of 2015 was most affected by the shift in the deposit composition from time deposits to non-interest bearing demand deposits and non-term savings, money market and interest-bearing demand deposits, which pay at lower rates.  The time deposit accretion related to the acquisition accounting adjustment to the CVB time deposit reduced the cost of interest-bearing deposits by 4 basis points for both the second quarter and first half of 2015.  Time deposit accretion related to the acquisition accounting adjustment to the CVB time deposit reduced the cost of interest-bearing deposits by 14 basis points for the second quarter of 2014 and 13 basis points for the first half of 2014.

Average borrowings decreased $1.3 million and $3.1 million for the second quarter and first half of 2015, respectively, compared to the same periods of 2014. The declines resulted from a partial pay-off of FHLB advances in the fourth quarter of 2014. The average cost of borrowings remained constant during the second quarter and first half of 2015, as compared to the same periods of 2014.  Borrowings related to the purchase of the Consumer Finance segment’s loan portfolio of $19.6 million ($16.3 million, net of discount) occurred at the end of the second quarter of 2015 and had minimal impact on average borrowings during the second quarter and first half of 2015.  The Corporation expects that average borrowings may increase during the second half of 2015 due to the effect of financing used to acquire the portfolio of consumer finance loans during June 2015.

The continuing challenge at the Retail Banking segment will be the deployment of excess cash into earning assets as we expect significant competition for loans in our markets and the low interest rate environment to continue to suppress yields on loans and investment securities.  The yield on loans at the Consumer Finance segment will be most affected by increased competition and loan pricing strategies that competitors may use to grow market share in automobile financing. This increased competition may result in continued lower yields and lower loan growth as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended June 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,002	$—	$—	$2,002
Service charges on deposit accounts	1,076	—	—	—	1,076
Other service charges and fees	1,096	660	3	—	1,759
Gains on calls of available for sale securities	2	—	—	—	2
Investment services income	—	—	—	328	328
Other income	97	2	224	25	348
Total noninterest income	$2,271	$2,664	$227	$353	$5,515

	Three Months Ended June 30, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,646	$—	$—	$1,646
Service charges on deposit accounts	1,116	—	—	—	1,116
Other service charges and fees	1,049	611	3	(48)	1,615
Gains on calls of available for sale securities	3	—	—	—	3
Investment services income	—	—	—	323	323
Other income	199	118	258	67	642
Total noninterest income	$2,367	$2,375	$261	$342	$5,345

	Six Months Ended June 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$3,647	$—	$—	$3,647
Service charges on deposit accounts	2,091	—	—	—	2,091
Other service charges and fees	2,041	1,153	6	—	3,200
Gains on calls and sales of available for sale securities	3	—	—	—	3
Investment services income	—	—	—	705	705
Other income	317	105	508	40	970
Total noninterest income	$4,452	$4,905	$514	$745	$10,616

	Six Months Ended June 30, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,815	$—	$—	$2,815
Service charges on deposit accounts	2,178	—	—	—	2,178
Other service charges and fees	1,902	1,070	7	17	2,996
Gains on calls and sales of available for sale securities	3	—	—	—	3
Investment services income	—	—	—	606	606
Other income	509	274	555	60	1,398
Total noninterest income	$4,592	$4,159	$562	$683	$9,996

Total noninterest income increased $170,000, or 3.2 percent, in the second quarter of 2015 and increased $620,000, or 6.2 percent in the first half of 2015, compared to the same periods in 2014. The increases in total noninterest income were driven by higher noninterest income at the Mortgage Banking segment from higher gains on sales of loans and ancillary loan origination fees resulting from higher loan production.  These increases were partially offset by lower noninterest income at the Retail Banking segment due to declines in overdraft fees, which were offset in part by higher maintenance fees, check card interchange income and other branch fee income.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended June 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$5,754	$1,462	$2,352	$370	$9,938
Occupancy expense	1,554	486	176	4	2,220
Other expenses:
OREO expenses (income)	(80)	—	—	—	(80)
Provision for indemnification losses	—	81	—	—	81
Other expenses	2,736	567	1,028	164	4,495
Total other expenses	2,656	648	1,028	164	4,496
Total noninterest expense	$9,964	$2,596	$3,556	$538	$16,654

	Three Months Ended June 30, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$5,673	$1,138	$2,107	$231	$9,149
Occupancy expense	1,544	433	205	1	2,183
Other expenses:
OREO expenses (income)	(10)	—	—	—	(10)
Provision for indemnification losses	—	63	—	—	63
Other expenses	2,984	635	1,013	215	4,847
Total other expenses	2,974	698	1,013	215	4,900
Total noninterest expense	$10,191	$2,269	$3,325	$447	$16,232

	Six Months Ended June 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$11,691	$2,851	$4,791	$769	$20,102
Occupancy expense	3,118	913	343	6	4,380
Other expenses:
OREO expenses (income)	(10)	—	—	—	(10)
Provision for indemnification losses	—	139	—	—	139
Other expenses	5,358	1,086	2,041	308	8,793
Total other expenses	5,348	1,225	2,041	308	8,922
Total noninterest expense	$20,157	$4,989	$7,175	$1,083	$33,404

	Six Months Ended June 30, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$11,523	$2,099	$4,254	$432	$18,308
Occupancy expense	3,031	897	385	2	4,315
Other expenses:
OREO expenses (income)	(78)	—	—	—	(78)
Provision for indemnification losses	—	109	—	—	109
Other expenses	6,140	1,162	1,917	449	9,668
Total other expenses	6,062	1,271	1,917	449	9,699
Total noninterest expense	$20,616	$4,267	$6,556	$883	$32,322

Total noninterest expenses increased $422,000, or 2.6 percent, in the second quarter 2015 and increased $1.1 million, or 3.3 percent, in the first half of 2015, compared to the same periods in 2014. The increase in total noninterest expenses resulted primarily from higher personnel costs during the second quarter and first half of 2015, compared to the same periods in 2014, at (1) C&F Bank due to increased staff levels and support positions associated with the addition of commercial loan personnel dedicated to growing C&F Bank's commercial and small business loan portfolio, (2) C&F Mortgage due to higher production-based compensation associated with the higher loan volume and (3) C&F Finance due to entry into new markets over the past several years and staffing increases for compliance and asset quality processes.  In addition, general operating expenses at C&F Finance increased due to higher (1) collection expenses, (2) application volume and (3) conversion costs related to data processing and lending systems to enhance our systems and support future growth.  These increases were offset in part by lower operating expenses at C&F Bank due to cost savings associated with the integration of CVB’s operations into C&F Bank’s infrastructure.

Income Taxes

Income tax expense for the second quarter of 2015 amounted to $1.8 million resulting in an effective tax rate of 30.3 percent, compared with $1.7 million, or 30.9 percent, for the second quarter of 2014. Income tax expense for the first half of 2015 totaled $2.7 million, resulting in an effective tax rate of 28.9 percent, compared to $2.9 million and 30.5 percent for the first half of 2014.  Earnings of the Retail Banking segment, which are exempt from state income taxes and include tax-exempt income on securities issued by states and political subdivisions increased in 2015 and became a larger portion of the Corporation’s earnings.  In addition, the Corporation recognized higher tax credits for its investments in affordable housing projects during the first half of 2015.  Therefore, the Corporation’s effective tax rate declined in 2015 compared to 2014.

As described in Part I. Item 1. “Financial Statements,” under the heading “Note 2:  Adoption of New Accounting Standards” in this Quarterly Report on Form 10-Q, effective January 1, 2015, the Corporation began recognizing amortization of its investments in qualified affordable housing projects as a component of income taxes.  As required by ASU 2014-01, non-interest expense and income tax expense for 2014 have been restated for the retrospective application of this standard.  Accordingly, income tax expense included $65,000 and $203,000 of amortization during the second quarter and first half of 2015, respectively, and $103,000 and $207,000 of amortization during the second quarter and first half of 2014.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Allowance, beginning of period	$35,697	$34,908
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	15	15
Consumer Finance segment	2,140	3,250
Total provision for loan losses	2,155	3,265
Loans charged off:
Real estate—residential mortgage	(56)	(6)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(9)	(174)
Equity lines	—	(47)
Consumer	(55)	(42)
Consumer finance	(3,433)	(3,610)
Total loans charged off	(3,553)	(3,879)
Recoveries of loans previously charged off:
Real estate—residential mortgage	49	15
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	9	12
Equity lines	—	—
Consumer	125	24
Consumer finance	1,089	913
Total recoveries	1,272	964
Net loans charged off	(2,281)	(2,915)
Allowance, end of period	$35,571	$35,258
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Retail Banking	(0.04)%	0.16%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.37%	3.85%

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Allowance, beginning of period	$35,606	$34,852
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	30	30
Consumer Finance segment	5,640	6,745
Total provision for loan losses	5,670	6,775
Loans charged off:
Real estate—residential mortgage	(76)	(79)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(22)	(174)
Equity lines	—	(47)
Consumer	(114)	(147)
Consumer finance	(8,123)	(8,098)
Total loans charged off	(8,335)	(8,545)
Recoveries of loans previously charged off:
Real estate—residential mortgage	211	24
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	17	47
Equity lines	—	—
Consumer	166	170
Consumer finance	2,236	1,935
Total recoveries	2,630	2,176
Net loans charged off	(5,705)	(6,369)
Allowance, end of period	$35,571	$35,258
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Retail Banking	(0.06)%	0.08%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	4.22%	4.42%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses at June 30, 2015 and December 31, 2014.

TABLE 6: Allocation of Allowance for Loan Losses

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,478	$2,313
Real estate—construction [1]	434	434
Commercial, financial and agricultural [2]	7,739	7,744
Equity lines	812	812
Consumer	263	211
Consumer finance	23,845	24,092
Unallocated	—	—
Total allowance for loan losses	$35,571	$35,606
Ratio of loans to total period-end loans:
Real estate—residential mortgage	21%	21%
Real estate—construction [1]	1	1
Commercial, financial and agricultural [2]	38	37
Equity lines	6	6
Consumer	1	1
Consumer finance	33	34
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

"

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension.  The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan.  The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation.  There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

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

"	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$175,070	$1,525	$3,251	$2,206	$182,052
Real estate – construction [2]	3,965	36	—	—	4,001
Commercial, financial and agricultural [3]	291,865	9,175	25,713	2,130	328,883
Equity lines	48,978	617	781	294	50,670
Consumer	8,103	140	151	38	8,432
	$527,981	$11,493	$29,896	$4,668	$574,038

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$287,927	$229	$288,156

[1]	At June 30, 2015, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVB of $78.9 million pass rated, $4.3 million special mention, $5.9 million substandard and $604,000 substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses as of June 30, 2015 increased $182,000 since December 31, 2014 as a result of net recoveries during the first half of 2015. There was no provision for loan losses at the Retail Banking segment during the first half of 2015 because of the overall improvement in the quality of the loan portfolio as indicated by the $4.1 million decline in substandard loans and the $236,000 decline in substandard nonaccrual loans. The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 2.01 percent at June 30, 2015, compared to 2.08 percent at December 31, 2014. We believe that the current level of the allowance for loan losses at C&F Bank is adequate to absorb any losses on existing loans that may become uncollectible. If economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses as of June 30, 2015 decreased by $247,000 to $23.8 million at June 30, 2015 from $24.1 million at December 31, 2014, and its provision for loan losses decreased $1.1 million for the first half of 2015, as compared to the same period in 2014. The allowance for loan losses as a percentage of loans decreased to 8.28 percent at June 30, 2015, compared to 8.50 percent at December 31, 2014. The decrease in this ratio for the first six months of 2015 was primarily due to the acquisition of $19.6 million ($16.3 million, net of discount) of consumer finance loans during June 2015, which caused the ratio at June 30, 2015 to decline by 48 basis points. This acquired loan portfolio did not require an additional loan loss provision because the purchase discount was considered adequate to cover losses in that portfolio as of June 30, 2015.  However, in future periods the acquired loans will be included in overall evaluations of the adequacy of the segment’s allowance for loan losses.  We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if factors influencing the Consumer Finance segment result in higher net charge-off ratio in future periods, the Consumer Finance segment may need to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

Nonperforming Assets

Table 8 summarizes nonperforming assets at June 30, 2015 and December 31, 2014.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Loans, excluding purchased loans	$481,054	$447,613
Purchased performing loans[1]	74,085	80,146
Purchased credit impaired loans[1]	15,615	21,424
Total loans	$570,754	$549,183

Nonaccrual loans[2]	$4,064	$4,114
Purchased performing-nonaccrual loans[3]	604	603
Total nonaccrual loans	4,668	4,717
OREO[4]	977	786
Total nonperforming assets[5]	$5,645	$5,503

Accruing loans past due for 90 days or more	$—	$14
Troubled debt restructurings (TDRs)[2]	$5,183	$5,549
Purchased performing TDRs[6]	$271	$278
Allowance for loan losses (ALL)	$11,143	$10,961
Nonperforming assets to total loans and OREO	0.99%	1.00%
ALL to total loans, excluding purchased credit impaired loans[7]	2.01	2.08
ALL to total nonaccrual loans	238.71	232.37

[1]

The loans acquired from CVB are tracked in two separate categories - "purchased performing" and "purchased credit impaired." The fair market value adjustments for the purchased performing loans are (1) $1.1 million at June 30, 2015 and at December 31, 2014 for interest and (2) $3.4 million at June 30, 2015 and $3.8 million at December 31, 2014 for credit. The fair market value adjustments for the purchased credit impaired loans are (1) $4.2 million at June 30, 2015 and $5.1 million at December 31, 2014 for interest and (2) $8.1 million at June 30, 2015 and $10.0 million at December 31, 2014 for credit.

[2]	Nonaccrual loans include nonaccrual TDRs of $2.2 million at June 30, 2015 and $2.0 million at December 31, 2014.
[3]	Purchased performing-nonaccrual loans are presented net of fair market value interest and credit marks totaling $249,000 at June 30, 2015 and December 31, 2014.
[4]	OREO is recorded at its estimated fair market value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquistion nonperforming assets as presented in the Asset Quality section of this table.

[6]	Purchased performing TDRs are accruing and are presented net of fair market value interest and credit marks totaling $9,000 at June 30, 2015 and $9,200 at December 31, 2014.
[7]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

Mortgage Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans	$—	$187
Total loans	$3,284	$3,288
ALL	$583	$553
Nonaccrual loans to total loans	—%	5.69%
ALL to loans	17.75	16.82
ALL to nonaccrual loans	—	295.72

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans	$229	$1,040
Total loans	$288,156	$283,333
ALL	$23,845	$24,092
Nonaccrual consumer finance loans to total consumer finance loans	0.08%	0.37%
ALL to total consumer finance loans	8.28	8.50

Nonperforming assets of the Retail Banking segment totaled $5.6 million at June 30, 2015, compared to $5.5 million at December 31, 2014, a 2.6 percent increase during the first half of 2015. The Retail Banking Segment's nonperforming assets at June 30, 2015 and December 31, 2014 included $4.7 million of nonaccrual loans and included $977,000 of OREO at June 30, 2015, compared to $786,000 at December 31, 2014. The increases in OREO since December 31, 2014 were generally attributable to credit deterioration of certain smaller balance loans. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors.

Nonaccrual loans at the Consumer Finance segment were $229,000 at June 30, 2015, compared to $1.0 million at December 31, 2014. As noted above, the ratio of the allowance for loan losses to total consumer finance loans was 8.28 percent as of June 30, 2015, compared with 8.50 percent at December 31, 2014. The ratio of the allowance for loan losses to total loans decreased to 8.28 percent at June 30, 2015 from 8.50 percent at December 31, 2014, primarily due to the acquisition of $19.6 million ($16.3 million, net of discount) of consumer finance loans during June 2015, which caused the ratio at June 30, 2015 to decline by 48 basis points. This acquired loan portfolio did not require an additional loan loss provision because the purchase discount was considered adequate to cover losses in that portfolio as of June 30, 2015.  However, in future periods the acquired loans will be included in overall evaluations of the adequacy of the segment’s allowance for loan losses.  Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDR loans, and the related allowance at June 30, 2015, were as follows:

	Recorded			Average
	Investment	Unpaid		Balance-	Interest
	in	Principal	Related	Impaired	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,678	$2,847	$408	$2,756	$48
Commercial, financial and agricultural:
Commercial real estate lending	2,400	2,561	385	2,426	33
Commercial business lending	107	107	16	115	4
Equity lines	30	32	1	32	1
Consumer	239	239	28	240	6
Total	$5,454	$5,786	$838	$5,569	$92

Impaired loans, which included $5.8 million of TDR loans, and the related allowance at December 31, 2014, were as follows:

	Recorded			Average
	Investment	Unpaid		Balance	Interest
	in	Principal	Related	Total	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

TDRs at June 30, 2015 and December 31, 2014 were as follows:

TABLE 10: Troubled Debt Restructurings

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Accruing TDRs	$3,270	$3,801
Nonaccrual TDRs[1]	2,184	2,026
Total TDRs[2]	$5,454	$5,827

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At June 30, 2015, the Corporation had total assets of $1.37 billion, which was an increase of $34.7 million since December 31, 2014. The increase resulted primarily from increases of $37.2 million in loans held for sale at C&F Mortgage Company and $26.4 million in loans held for investment, which were funded by cash, deposit growth and long-term borrowings.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total gross loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$182,052	21%	$179,817	21%
Real estate—construction [1]	4,001	1	7,325	1
Commercial, financial, and agricultural [2]	328,883	38	306,845	37
Equity lines	50,670	6	50,321	6
Consumer	8,432	1	8,163	1
Consumer finance	288,156	33	283,333	34
Total loans	862,194	100%	835,804	100%
Less allowance for loan losses	(35,571)		(35,606)
Total loans, net	$826,623		$800,198

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2015 and December 31, 2014, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$20,316	10%	$22,934	10%
Mortgage-backed securities	70,704	32	67,619	31
Obligations of states and political subdivisions	127,329	58	131,344	59
Total available for sale securities at fair value	$218,349	100%	$221,897	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at June 30, 2015 and December 31, 2014, see Part I, Item 1, "Financial Statements" under the heading "Note 3: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first half of 2015 deposits increased $16.7 million to $1.04 billion at June 30, 2015, compared to $1.03 billion at December 31, 2014. This increase resulted primarily from a $26.0 million increase in non-interest bearing demand deposits of individuals and corporations and a $9.5 million increase in savings and interest-bearing demand deposits, partially offset by an $18.7 million decrease in time deposits.

The Corporation had $2.7 million in brokered money market deposits outstanding at June 30, 2015, compared to $3.1 million at December 31, 2014. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $181.7 million at June 30, 2015 from $167.0 million at December 31, 2014 as a result of utilizing the C&F Finance’s non-recourse revolving bank line of credit to finance the purchase of a $16.3 million, net of discount, loan portfolio in June 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in Part I, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Obligations

As of June 30, 2015, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part I, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $270.9 million at June 30, 2015, compared to $279.1 million at December 31, 2014. The Corporation’s funding sources at June 30, 2015 are presented in Table 13.

TABLE 13: Funding Sources

	June 30, 2015
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	146,899	47,000	99,899
Borrowings from Federal Reserve Bank	24,063	—	24,063
Revolving line of credit	120,000	92,029	27,971
Total	$410,962	$144,029	$266,933

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total Capital (to Risk-Weighted Assets)
Corporation	$141,111	14.7%	$76,923	8.0%	N/A	N/A
C&F Bank	141,942	14.8	76,719	8.0	$95,899	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	128,693	13.4	57,692	6.0	N/A	N/A
C&F Bank	129,600	13.5	57,540	6.0	76,719	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	104,438	10.9	43,269	4.5	N/A	N/A
C&F Bank	129,600	13.5	43,155	4.5	62,334	6.5
Tier 1 Capital (to Average Assets)
Corporation	128,693	9.6	53,641	4.0	N/A	N/A
C&F Bank	129,600	9.7	53,682	4.0	67,103	5.0

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Corporation	$130,401	14.5%	$71,731	8.0%	N/A	N/A
C&F Bank	129,228	14.5	71,527	8.0	$89,408	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	118,892	13.3	35,866	4.0	N/A	N/A
C&F Bank	117,753	13.2	35,763	4.0	53,645	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	118,892	9.2	51,974	4.0	N/A	N/A
C&F Bank	117,753	9.1	51,959	4.0	64,949	5.0

Changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (the Basel III Final Rule) began to apply to the Corporation and the Bank on January 1, 2015.  The regulatory risk-based capital amounts presented above for June 30, 2015 include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  The table above also reflects the minimum regulatory and certain prompt corrective action capital levels that began to apply January 1, 2015.  For additional information about the Basel III Final Rules, see “Item1. Business” under the heading “Regulation and Supervision” and Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 15: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

The Corporation's capital resources may be further affected by the Corporation's share repurchase program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2015. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The share repurchase program is authorized through May 2016. As of June 30, 2015, $5.0 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

Other than as disclosed in this Item 1A, "Risk Factors," there have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors has authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program).  During May 2015 the Corporation’s Board of Directors reauthorized the Repurchase Program to authorize repurchases of up to $5.0 million of the Corporation’s common stock through May 2016.  Repurchases under the Repurchase Program may be made through privately negotiated transactions, or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  As of June 30, 2015, $5.0 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation's common stock that occurred during the three months ended June 30, 2015.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
April 1, 2015 - April 30, 2015 [1]	692	$35.05	—	$3,547
May 1, 2015 - May 31, 2015 [1]	144	35.90	—	5,000
June 1, 2015 - June 30, 2015	—	—	—	5,000
Total	836	$35.20	—	$5,000

1  These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares.  Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Repurchase Program.

ITEM 5.OTHER INFORMATION

On July 21, 2015, upon the recommendation of the Compensation Committee of the Board of Directors of the Corporation, the Board of Directors of the Corporation authorized the Corporation to enter into a change in control agreement (the “CIC Agreement”) with S. Dustin Crone, President of C&F Finance, which is a wholly-owned subsidiary of C&F Bank.

In connection with such authorization, on August 5, 2015, the Corporation entered into a CIC Agreement with S. Dustin Crone. The CIC Agreement provides certain payments and benefits in the event of a termination of his employment by the Corporation without cause (as defined in the CIC Agreement), or by Mr. Crone for good reason (as defined in the CIC Agreement) within the period of coverage following a change in control (as defined in the CIC Agreement). The CIC Agreement provides for the payments and benefits described below in the event of a covered termination during the period beginning on the occurrence of a change in control and ending 61 days after the second anniversary of the change in control date. In such event, Mr. Crone would be entitled (i) to receive in a lump sum, an amount equal to one times the sum of (X) his highest annual base salary during the 24-month period preceding the change in control date and (Y) his highest annual bonus payable for the three fiscal years preceding the year of the change in control, and (ii) for a period of one year following termination, to receive continuing health insurance, life insurance, and similar benefits under the Corporation’s welfare benefit plans and to have the one-year period credited as service towards completion of any service requirement for retiree coverage under the Corporation’s welfare benefit plans. In certain cases, some or all of the payments and benefits provided on termination of employment may be delayed for six months following termination to comply with the requirements of  Section 409A of the Internal Revenue Code.

Under the CIC Agreement following a change in control, Mr. Crone may voluntarily terminate his employment for good reason and become entitled to these payments and benefits under certain circumstances. These circumstances include, but are not limited to, a material adverse change in position, authority or responsibilities, or a reduction in rate of annual base salary, benefits (including incentives, bonuses, stock compensation, and retirement and welfare plan coverage) or other perquisites as in effect immediately prior to the change in control date, as well as a right to terminate voluntarily during the 60-day periods after the change in control date, the first anniversary of the change in control date and the second anniversary of the change in control date.

The foregoing description of the material terms of the CIC Agreement is qualified in its entirety by reference to the CIC Agreement, a copy of which is filed herewith as Exhibit 10.34 and incorporated herein by reference.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 16, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 22, 2014)

*10.34	Change in Control Agreement dated August 5, 2015 between C&F Financial Corporation and S. Dustin Crone

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

__________

*indicates management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 7, 2015	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2015		/s/ Thomas F. Cherry
Thomas F. Cherry
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)