Form 10-Q
period 2015-09-30
C & F FINANCIAL CORP
filed 2015-11-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

At November 3, 2015, the latest practicable date for determination, 3,391,468 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30,	December 31,
	2015	2014
Assets	(unaudited)	*
Cash and due from banks	$9,696	$10,749
Interest-bearing deposits in other banks	135,719	156,867
Total cash and cash equivalents	145,415	167,616
Securities—available for sale at fair value, amortized cost of $214,193 and $214,437, respectively	220,807	221,897
Loans held for sale, at fair value	43,882	28,279
Loans, net of allowance for loan losses of $35,726 and $35,606, respectively	840,740	800,198
Restricted stocks, at cost	3,345	3,442
Corporate premises and equipment, net	36,367	37,295
Other real estate owned, net of valuation allowance of $57 and $29, respectively	763	786
Accrued interest receivable	6,654	6,421
Goodwill	14,425	14,425
Core deposit intangible, net	1,838	2,583
Bank-owned life insurance	14,780	14,484
Other assets	44,355	40,761
Total assets	$1,373,371	$1,338,187

Liabilities
Deposits
Noninterest-bearing demand deposits	$198,354	$161,839
Savings and interest-bearing demand deposits	505,227	497,755
Time deposits	338,216	366,507
Total deposits	1,041,797	1,026,101
Short-term borrowings	11,792	14,436
Long-term borrowings	142,029	127,488
Trust preferred capital notes	25,130	25,103
Accrued interest payable	687	740
Other liabilities	22,615	20,709
Total liabilities	1,244,050	1,214,577

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,391,079 and 3,418,750 shares issued and outstanding, respectively, includes, 134,625 and 135,600 of unvested shares, respectively)	3,257	3,283
Additional paid-in capital	8,883	9,456
Retained earnings	114,954	107,785
Accumulated other comprehensive income, net	2,227	3,086
Total shareholders’ equity	129,321	123,610
Total liabilities and shareholders’ equity	$1,373,371	$1,338,187

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$21,067	$20,050	$59,688	$59,366
Interest on interest-bearing deposits and federal funds sold	84	92	270	288
Interest and dividends on securities
U.S. government agencies and corporations	117	172	363	556
Tax-exempt obligations of states and political subdivisions	1,030	1,094	3,156	3,326
Taxable obligations of states and political subdivisions	46	92	138	138
Corporate bonds and other	434	338	1,316	1,170
Total interest income	22,778	21,838	64,931	64,844
Interest expense
Savings and interest-bearing deposits	270	241	819	761
Time deposits	816	745	2,287	2,366
Borrowings	879	889	2,482	2,637
Trust preferred capital notes	294	241	878	713
Total interest expense	2,259	2,116	6,466	6,477
Net interest income	20,519	19,722	58,465	58,367
Provision for loan losses	4,142	4,140	9,812	10,915
Net interest income after provision for loan losses	16,377	15,582	48,653	47,452
Noninterest income
Gains on sales of loans	1,156	1,188	4,803	4,003
Service charges on deposit accounts	1,119	1,179	3,210	3,357
Other service charges and fees	1,883	1,672	5,083	4,668
Net gains on calls and sales of available for sale securities	22	23	25	26
Investment services income	372	348	1,077	954
Other	253	302	1,223	1,700
Total noninterest income	4,805	4,712	15,421	14,708
Noninterest expenses
Salaries and employee benefits	9,107	8,900	29,209	27,208
Occupancy	2,226	2,188	6,606	6,503
Other	4,928	4,483	13,850	14,182
Total noninterest expenses	16,261	15,571	49,665	47,893
Income before income taxes	4,921	4,723	14,409	14,267
Income tax expense	1,444	1,430	4,186	4,340
Net income	$3,477	$3,293	$10,223	$9,927
Net income per share - basic	$1.02	$0.97	$3.01	$2.92
Net income per share - assuming dilution	$1.02	$0.97	$3.01	$2.88
Weighted average number of shares outstanding - basic	3,392,480	3,405,162	3,400,296	3,403,749
Weighted average number of shares outstanding - assuming dilution	3,392,480	3,405,308	3,400,437	3,446,472

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,477	$3,293	$10,223	$9,927
Other comprehensive income (loss):
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	(29)	40	(87)	24
Tax effect	11	(14)	33	(8)

Amortization of prior service cost arising during the period[1]	14	(85)	42	(51)
Tax effect	(5)	30	(15)	18
Net of tax amount	(9)	(29)	(27)	(17)

Unrealized gain (loss) on cash flow hedging instruments
Unrealized holding gain (loss) arising during the period	(449)	53	(431)	139
Tax effect	158	(19)	151	(53)
Net of tax amount	(291)	34	(280)	86

Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during the period	1,446	602	(825)	5,715
Tax effect	(506)	(212)	289	(1,993)
Reclassification adjustment for gains included in net income[2]	(22)	(23)	(25)	(26)
Tax effect	8	8	9	9
Net of tax amount	926	375	(552)	3,705
Other comprehensive income (loss):	626	380	(859)	3,774
Comprehensive income	$4,103	$3,673	$9,364	$13,701

[1]	These items are included in the computation of net periodic benefit cost. See Note 7, Employee Benefit Plans, for additional information.
[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2014	$3,283	$9,456	$107,785	$3,086	$123,610
Comprehensive income:
Net income	—	—	10,223	—	10,223
Other comprehensive loss	—	—	—	(859)	(859)
Share-based compensation	—	779	—	—	779
Restricted stock vested	13	(13)	—	—	—
Common stock issued	3	98	—	—	101
Common stock purchased	(42)	(1,437)	—	—	(1,479)
Cash dividends declared – common stock ($0.90 per share)	—	—	(3,054)	—	(3,054)
Balance September 30, 2015	$3,257	$8,883	$114,954	$2,227	$129,321

		Additional		Accumulated Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2013	$3,269	$10,686	$99,492	$(266)	$113,181
Comprehensive income:
Net income	—	—	9,927	—	9,927
Other comprehensive income	—	—	—	3,774	3,774
Common stock warrant repurchased	—	(2,303)	—	—	(2,303)
Share-based compensation	—	721	—	—	721
Restricted stock vested	8	(16)	—	—	(8)
Common stock issued	2	97	—	—	99
Common stock purchased	(3)	(90)	—	—	(93)
Cash dividends declared – common stock ($0.89 per share)	—	—	(3,029)	—	(3,029)
Balance September 30, 2014	$3,276	$9,095	$106,390	$3,508	$122,269

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$10,223	$9,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,901	2,072
Provision for loan losses	9,812	10,915
Provision for indemnifications	212	182
Provision for other real estate owned losses	90	—
Share-based compensation	779	713
Net accretion of certain acquisition-related fair value adjustments	(1,562)	(2,166)
Accretion of discounts and amortization of premiums on securities, net	1,162	1,075
Realized gains on sales and calls of securities	(25)	(26)
Net realized gains on sales of other real estate owned	(242)	(206)
Net realized gains on sale of corporate premises and equipment	(37)	(59)
Increase in bank-owned life insurance cash surrender value	(263)	(256)
Origination of loans held for sale	(423,999)	(363,684)
Proceeds from sales of loans held for sale	413,199	367,656
Gains on sales of loans held for sale	(4,803)	(4,003)
Change in other assets and liabilities:
Accrued interest receivable	(233)	117
Other assets	(76)	(3,537)
Accrued interest payable	(53)	(52)
Other liabilities	1,417	631
Net cash provided by operating activities	7,502	19,299
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	24,402	31,864
Purchases of securities available for sale	(24,960)	(28,795)
Net redemptions of restricted stocks	97	646
Purchase of loan portfolio	(16,258)	—
Net increase in loans	(36,175)	(18,302)
Proceeds from sales of other real estate owned	705	4,767
Purchases of corporate premises and equipment, net	(1,000)	(1,603)
Net cash used in investing activities	(53,189)	(11,423)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	43,987	25,881
Net decrease in time deposits	(27,966)	(31,892)
Net increase in borrowings	11,897	651
Repurchase of common stock warrant	—	(2,303)
Issuance of common stock	101	99
Repurchase of common stock	(1,479)	(93)
Cash dividends	(3,054)	(3,029)
Net cash provided by (used in) financing activities	23,486	(10,686)
Net decrease in cash and cash equivalents	(22,201)	(2,810)
Cash and cash equivalents at beginning of year	167,616	148,139
Cash and cash equivalents at end of period	$145,415	$145,329
Supplemental disclosure
Interest paid	$6,817	$7,351
Income taxes paid	450	2,399
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(850)	$5,689
Transfers between loans, other real estate owned and repossessed assets	3,814	2,735
Pension adjustment	(45)	(27)
Unrealized (losses) gain on cash flow hedging instruments	(431)	139

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

The Bank has five wholly-owned active subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (formerly C&F Investment Services, Inc.), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals, and through its subsidiary, Lender Solutions LLC, provides loan origination processing services to third parties. C&F Finance, acquired on September 1, 2002, is a finance company providing automobile loans through indirect lending programs. C&F Wealth Management Corporation, organized in April 1995 and renamed in May 2015, is a full-service brokerage firm offering a comprehensive range of investment services. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc., was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 9.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of September 30, 2015 and December 31, 2014 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market and the related forward commitments to sell mortgage loans and (2) interest rate swaps that qualified as cash flow hedges on the Corporation's trust preferred capital notes. Because the IRLCs and forward sales commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are classified as noninterest income. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transactions affect earnings.

Share-Based Compensation: Compensation expense for the third quarter and first nine months of 2015 included expense, net of forfeitures, of $204,000 ($126,000 after tax) and $779,000 ($483,000 after tax), respectively, for restricted stock granted during 2010 through 2015. As of September 30, 2015, there was $2.41 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2015 and 2014 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, January 1, 2015	135,600	$34.34
Granted	16,700	37.72
Vested	(12,600)	25.78
Forfeitures	(5,075)	44.44
Unvested, September 30, 2015	134,625	$35.18

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, January 1, 2014	120,183	$31.18
Granted	15,750	41.38
Vested	(8,100)	18.77
Forfeitures	(1,500)	41.25
Unvested, September 30, 2014	126,333	$33.13

Stock option activity during the nine months ended September 30, 2015 and 2014 and stock options outstanding at September 30, 2015 and 2014 are summarized below:

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at January 1, 2015	100,762	$37.75	0.9	$—
Expired	(12,000)	$35.20
Options outstanding and exercisable at September 30, 2015	88,762	$38.10	0.5	$—

*	Weighted average

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at January 1, 2014	164,150	$38.21	1.7	$1,224
Expired	(12,000)	$37.50
Options outstanding and exercisable at September 30, 2014	152,150	$38.27	1.0	$—

*	Weighted average

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part I amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments; and Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts I and II of this ASU are effective on a retrospective basis and Part III is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Corporation is currently assessing the effect that ASU 2015-12 will have on its financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Corporation does not expect the adoption of ASU 2015-16 to have a material effect on its financial statements.

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

As of September 30, 2015, the carrying value of the Corporation’s aggregate investment in qualified affordable housing projects was $2.59 million and the aggregate commitment to provide additional capital to these investments was $1.26 million. Amortization recognized as a component of income tax expense for the three and nine months ended September 30, 2015 and 2014 was $101,000 and $304,000, respectively, compared to $104,000 and $311,000 for the three and nine months ended September 30, 2014, respectively.

NOTE 3: Securities

Debt and equity securities, all of which are classified as available for sale are summarized as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$19,710	$6	$(113)	$19,603
Mortgage-backed securities	73,687	1,055	(148)	74,594
Obligations of states and political subdivisions	120,796	5,962	(148)	126,610
	$214,193	$7,023	$(409)	$220,807

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$23,409	$1	$(476)	$22,934
Mortgage-backed securities	66,716	935	(32)	67,619
Obligations of states and political subdivisions	124,312	7,158	(126)	131,344
	$214,437	$8,094	$(634)	$221,897

The amortized cost and estimated fair value of securities at September 30, 2015, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$29,171	$29,361
Due after one year through five years	136,630	140,922
Due after five years through ten years	32,084	33,094
Due after ten years	16,308	17,430
	$214,193	$220,807

Proceeds from the maturities, calls and sales of securities available for sale for the three and nine months ended September 30, 2015 were $7.52 million and $24.40 million, respectively, resulting in gross realized gains of $22,000 and $25,000, respectively.  Proceeds from the maturities, calls and sales of securities available for sale for the three and nine months ended September 30, 2014 were $10.31 million and $31.86 million, respectively, resulting in gross realized gains of $42,000 and $45,000, respectively and gross realized losses of $19,000 and $19,000, respectively.

The Corporation pledges securities primarily as collateral for public deposits and repurchase agreements. Securities with an aggregate amortized cost of $82.97 million and an aggregate fair value of $86.37 million were pledged at

September 30, 2015. Securities with an aggregate amortized cost of $106.31 million and an aggregate fair value of $110.37 million were pledged at December 31, 2014.

Securities in an unrealized loss position at September 30, 2015, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$2,549	$1	$9,048	$112	$11,597	$113
Mortgage-backed securities	9,514	120	2,317	28	11,831	148
Obligations of states and political subdivisions	7,542	75	4,406	73	11,948	148
Total temporarily impaired securities	$19,605	$196	$15,771	$213	$35,376	$409

There were 60 debt securities totaling $35.38 million considered temporarily impaired at September 30, 2015. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates decreased during the third quarter of 2015, primarily in the middle and long-end of the United States Treasury yield curve, thereby decreasing unrealized losses on certain of the Corporation's debt securities as compared to June 30, 2015. Prices for debt securities were higher as interest rates declined, primarily due to the Federal Open Market Committee’s decision to delay an anticipated increase in the Federal Funds rate amidst concerns that slowing global growth could hamper the United States economy and a continued decline in commodity prices that lowered the outlook for inflation.  Interest rates in the municipal bond sector, which includes the Corporation's obligations of states and political subdivisions, were also lower during the third quarter of 2015, driven by the same economic and financial factors noted above that impacted the overall interest rate environment, lower new issuance volume, and lowered municipal credit risk premiums. At September 30, 2015, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 95 percent were rated “A” or better, as measured by market value, at September 30, 2015. For the approximately five percent not rated "A" or better, as measured by market value at September 30, 2015, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2015 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.35 million at September 30, 2015 and consisted of $3.20 million of Federal Home Loan Bank (FHLB) stock and $145,000 of Community Bankers Bank (CBB) stock.  Restricted stock is generally viewed as a long-term investment and as restricted investment securities, which are carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at September 30, 2015 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available-for-sale securities portfolio.  At December 31, 2014, the Corporation’s restricted stocks included $3.30 million of FHLB stock and $145,000 of CBB stock.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Real estate – residential mortgage	$186,082	$179,817
Real estate – construction [1]	7,086	7,325
Commercial, financial and agricultural [2]	335,096	306,845
Equity lines	50,533	50,321
Consumer	9,888	8,163
Consumer finance	287,781	283,333
	876,466	835,804
Less allowance for loan losses	(35,726)	(35,606)
Loans, net	$840,740	$800,198

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $310,000 and $355,000 of demand deposit overdrafts at September 30, 2015 and December 31, 2014, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVB (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$26,918	$74,285	$101,203	$36,541	$85,015	$121,556
Carrying amount
Real estate – residential mortgage	$1,336	$16,231	$17,567	$1,723	$18,688	$20,411
Commercial, financial and agricultural[1]	13,202	38,895	52,097	19,367	45,015	64,382
Equity lines	284	14,603	14,887	318	15,464	15,782
Consumer	—	347	347	16	979	995
Total acquired loans	$14,822	$70,076	$84,898	$21,424	$80,146	$101,570

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Real estate – residential mortgage	$2,044	$2,472
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	1,811	2,033
Land acquisition and development lending	—	—
Builder line lending	306	—
Commercial business lending	—	—
Equity lines	397	356
Consumer	6	43
Consumer finance	807	1,040
Total loans on nonaccrual status	$5,371	$5,944

The past due status of loans as of September 30, 2015 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due[3]	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$908	$41	$818	$1,767	$1,336	$182,979	$186,082	$276
Real estate – construction:
Construction lending	—	—	—	—	—	4,963	4,963	—
Consumer lot lending	—	—	—	—	—	2,123	2,123	—
Commercial, financial and agricultural:
Commercial real estate lending	5,513	775	119	6,407	11,264	183,733	201,404	148
Land acquisition and development lending	—	—	—	—	—	44,063	44,063	—
Builder line lending	—	306	—	306	—	22,413	22,719	—
Commercial business lending	44	330	—	374	1,938	64,598	66,910	—
Equity lines	63	48	668	779	284	49,470	50,533	500
Consumer	35	3	6	44	—	9,844	9,888	—
Consumer finance	13,448	2,005	807	16,260	—	271,521	287,781	—
Total	$20,011	$3,508	$2,418	$25,937	$14,822	$835,707	$876,466	$924

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired loans of $171,000.
[3]	Commercial real estate loans past due 30-59 days at September 30, 2015 consist of loans to one borrower which were 30 days past due. The scheduled loan payments have since been received.

The table above includes the following:

•	nonaccrual loans that are current of $2.93 million, 30-59 days past due of $73,000, 60-89 days past due of $696,000 and 90+ days past due of $1.67 million.
•	performing loans purchased in the acquisition of CVB that are current of $69.25 million, 30-59 days past due of $337,000, and 90+ days past due of $485,000.

The past due status of loans as of December 31, 2014 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,481	$256	$679	$2,416	$1,723	$175,678	$179,817	$—
Real estate – construction:
Construction lending	—	—	—	—		3,839	3,839	—
Consumer lot lending	—	—	—	—		3,486	3,486	—
Commercial, financial and agricultural:
Commercial real estate lending	88	—	115	203	13,011	171,566	184,780	—
Land acquisition and development lending	—	—	—	—	3,379	44,094	47,473	—
Builder line lending	—	—	—	—	48	20,207	20,255	—
Commercial business lending	21	53	—	74	2,929	51,334	54,337	—
Equity lines	319	205	122	646	318	49,357	50,321	14
Consumer	15	37	6	58	16	8,089	8,163	—
Consumer finance	12,421	2,599	1,040	16,060	—	267,273	283,333	—
Total	$14,345	$3,150	$1,962	$19,457	$21,424	$794,923	$835,804	$14

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.06 million, 30-59 days past due of $697,000, 60‑89 days past due of $417,000 and 90+ days past due of $1.77 million.
•	performing loans purchased in the acquisition of CVB that are current of $79.01 million, 30-59 days past due of $634,000, 60-89 days past due of $88,000 and 90+ days past due of $413,000.

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest reduction	1	$202	$202	—	$—	$—
Commercial, financial and agricultural:
Commercial real estate lending – interest reduction	—	—	—	1	103	103
Consumer – interest rate concession	1	115	115	—	—	—
Total	2	$317	$317	1	$103	$103

	Nine Months Ended September 30,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest reduction	1	$202	$202	—	$—	$—
Real estate – residential mortgage – interest rate concession	1	239	239	1	328	328
Commercial, financial and agricultural:
Commercial real estate lending – interest reduction	—	—	—	1	103	103
Commercial real estate lending – interest rate concession	1	15	15	—	—	—
Commercial business lending – interest rate concession	1	17	17	—	—	—
Consumer – interest rate concession	2	261	261	—	—	—
Total	6	$734	$734	2	$431	$431

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR defaults during the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015 and December 31, 2014, all impaired loans had an allowance for loan loss established.  Impaired loans, which consisted solely of TDRs, and the related allowance at September 30, 2015 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,762	$2,932	$408	$2,847	$72
Commercial, financial and agricultural:
Commercial real estate lending	2,364	2,542	381	2,397	75
Commercial business lending	102	102	15	111	5
Equity lines	30	32	1	32	1
Consumer	353	353	45	355	10
Total	$5,611	$5,961	$850	$5,742	$163

Impaired loans, which included TDR loans of $5.83 million, and the related allowance at December 31, 2014 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

PCI loans had an unpaid principal balance of $26.91 million and a carrying value of $14.82 million at September 30, 2015. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the nine months ended September 30, 2015 and 2014:

	September 30,
(Dollars in thousands)	2015	2014
Accretable yield, balance at beginning of period	$13,488	$7,776
Accretion	(2,047)	(2,446)
Reclassification of nonaccretable difference due to improvement in expected cash flows	287	10,605
Other changes, net	(307)	(1,886)
Accretable yield, balance at end of period	$11,421	$14,049

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2015.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2014	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Provision charged to operations	43	(340)	78	197	67	9,767	9,812
Loans charged off	(93)	—	(22)	—	(213)	(13,051)	(13,379)
Recoveries of loans previously charged off	243	—	24	—	231	3,189	3,687
Balance at September 30, 2015	$2,506	$94	$7,824	$1,009	$296	$23,997	$35,726

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2014.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2013	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Provision charged to operations	45	—	—	—	—	10,870	10,915
Loans charged off	(147)	—	(224)	(47)	(242)	(12,717)	(13,377)
Recoveries of loans previously charged off	37	—	111	—	210	2,825	3,183
Balance at September 30, 2014	$2,290	$434	$7,692	$845	$241	$24,071	$35,573

The following table presents, as of September 30, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at September 30, 2015	$2,506	$94	$7,824	$1,009	$296	$23,997	$35,726
Ending balance: individually evaluated for impairment	$408	$—	$396	$1	$45	$—	$850
Ending balance: collectively evaluated for impairment	$2,098	$94	$7,393	$1,008	$251	$23,997	$34,841
Ending balance: acquired loans - purchase credit impaired	$—	$—	$35	$—	$—	$—	$35
Loans:
Balance at September 30, 2015	$186,082	$7,086	$335,096	$50,533	$9,888	$287,781	$876,466
Ending balance: individually evaluated for impairment	$2,762	$—	$2,466	$30	$353	$—	$5,611
Ending balance: collectively evaluated for impairment	$181,984	$7,086	$319,428	$50,219	$9,535	$287,781	$856,033
Ending balance: acquired loans - purchase credit impaired	$1,336	$—	$13,202	$284	$—	$—	$14,822

The following table presents, as of December 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Ending balance: individually evaluated for impairment	$417	$—	$455	$1	$6	$—	$879
Ending balance: collectively evaluated for impairment	$1,896	$434	$7,289	$811	$205	$24,092	$34,727
Ending balance: acquired loans - purchase credit impaired	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$179,817	$7,325	$306,845	$50,321	$8,163	$283,333	$835,804
Ending balance: individually evaluated for impairment	$3,000	$—	$2,889	$30	$95	$—	$6,014
Ending balance: collectively evaluated for impairment	$175,094	$7,325	$284,589	$49,973	$8,052	$283,333	$808,366
Ending balance: acquired loans - purchase credit impaired	$1,723	$—	$19,367	$318	$16	$—	$21,424

Loans by credit quality indicators as of September 30, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,329	$1,386	$2,323	$2,044	$186,082
Real estate – construction:
Construction lending	4,915	48	—	—	4,963
Consumer lot lending	2,123	—	—	—	2,123
Commercial, financial and agricultural:
Commercial real estate lending	179,047	6,008	14,538	1,811	201,404
Land acquisition and development lending	42,815	855	393	—	44,063
Builder line lending	20,876	908	629	306	22,719
Commercial business lending	54,412	1,454	11,044	—	66,910
Equity lines	48,727	642	767	397	50,533
Consumer	9,487	132	263	6	9,888
	$542,731	$11,433	$29,957	$4,564	$588,685

[1]	At September 30, 2015, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $74.34 million pass rated, $4.49 million special mention, $5.42 million substandard and $652,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$286,974	$807	$287,781

Loans by credit quality indicators as of December 31, 2014 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$171,414	$2,978	$2,953	$2,472	$179,817
Real estate – construction:
Construction lending	1,191	—	2,648	—	3,839
Consumer lot lending	3,486	—	—	—	3,486
Commercial, financial and agricultural:
Commercial real estate lending	165,804	4,136	12,807	2,033	184,780
Land acquisition and development lending	43,693	1,136	2,644	—	47,473
Builder line lending	18,321	1,389	545	—	20,255
Commercial business lending	41,813	930	11,594	—	54,337
Equity lines	48,443	772	750	356	50,321
Consumer	7,984	103	33	43	8,163
	$502,149	$11,444	$33,974	$4,904	$552,471

[1]	At December 31, 2014, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $87.27 million pass rated, $2.99 million special mention, $10.71 million substandard and $603,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$282,293	$1,040	$283,333

NOTE 6: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $1.19 million and $1.66 million as of September 30, 2015 and December 31, 2014, respectively.

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Net unrealized gains on securities	$4,298	$4,850
Net unrecognized loss on cash flow hedges	(343)	(64)
Net unrecognized losses on defined benefit plan	(1,728)	(1,700)
Total accumulated other comprehensive income	$2,227	$3,086

Common Shares

During the first nine months of 2015 and 2014, 38,759 shares and 2,800 shares, respectively, were purchased under a share repurchase program authorized by the Corporation’s Board of Directors.  The Corporation purchased 3,281 and 225 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first nine months of 2015 and 2014, respectively.

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014
Net income	$3,477	$3,293

Weighted average number of common shares used in earnings per common share—basic	3,392,480	3,405,162
Effect of dilutive securities:
Stock option awards and warrant	—	146
Weighted average number of common shares used in earnings per common share—assuming dilution	3,392,480	3,405,308

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Net income	$10,223	$9,927

Weighted average number of common shares used in earnings per common share—basic	3,400,296	3,403,749
Effect of dilutive securities:
Stock option awards and warrant	141	42,723
Weighted average number of common shares used in earnings per common share—assuming dilution	3,400,437	3,446,472

Potential common shares that may be issued by the Corporation for its stock option awards, and when it was outstanding in 2014, the warrant (the Warrant) to purchase common stock of the Corporation originally issued to the United States Department of the Treasury (Treasury) as part of the Corporation’s participation in the Capital Purchase Program, are determined using the treasury stock method. Approximately 88,762 shares issuable upon exercise of options were not included in computing diluted earnings per common share for both the three and nine months ended September 30, 2015 and approximately 164,150 and 145,470 shares issuable upon exercise of options for the three and nine months ended

September 30, 2014, respectively, were not included in computing diluted earnings per common share because they were anti-dilutive.  The Corporation repurchased the Warrant from Treasury during the second quarter of 2014.

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

NOTE 7: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$267	$190	$801	$572
Interest cost	117	113	351	339
Expected return on plan assets	(253)	(208)	(759)	(624)
Amortization of prior service cost	(14)	(85)	(42)	(51)
Amortization of net loss	29	40	87	24
Net periodic benefit cost	$146	$50	$438	$260

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2015 and December 31, 2014, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (or MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	September 30, 2015
	Fair Value Measurements Using			Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$19,603	$—	$19,603
Mortgage-backed securities	—	74,594	—	74,594
Obligations of states and political subdivisions	—	126,610	—	126,610
Total securities available for sale	—	220,807	—	220,807
Loans held for sale	—	43,882	—	43,882
Derivative asset - IRLC	—	823	—	823
Total assets	$—	$265,512	$—	$265,512

Liabilities:
Derivative liability - cash flow hedges	$—	$534	$—	$534

	December 31, 2014
	Fair Value Measurements Using			Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$22,934	$—	$22,934
Mortgage-backed securities	—	67,619	—	67,619
Obligations of states and political subdivisions	—	131,344	—	131,344
Total securities available for sale	—	221,897	—	221,897
Loans held for sale	—	28,279	—	28,279
Derivative asset - IRLC	—	448	—	448
Derivative asset - cash flow hedges	—	40	—	40
Total assets	$—	$250,664	$—	$250,664

Liabilities:
Derivative liability - cash flow hedges	$—	$143	$—	$143

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	September 30, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,073	$2,073
Other real estate owned, net	—	—	763	763
Total	$—	$—	$2,836	$2,836

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,224	$1,224
Other real estate owned, net	—	—	786	786
Total	$—	$—	$2,010	$2,010

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of September 30, 2015:

	Fair Value Measurements at September 30, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$2,073	Appraisals	Discount to reflect current market conditions and estimated selling costs	10% - 60%
Other real estate owned, net	763	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 65%
Total	$2,836

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

The following describes the valuation techniques used by the Corporation to measure certain of its financial instruments at fair value as of September 30, 2015 and December 31, 2014.

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

	Carrying	Fair Value Measurements at September 30, 2015 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$145,415	$145,415	$—	$—	$145,415
Securities available for sale	220,807	—	220,807	—	220,807
Loans, net	840,740	—	—	852,504	852,504
Loans held for sale	43,882	—	43,882	—	43,882
Derivative asset - IRLC	823	—	823	—	823
Bank-owned life insurance	14,780	—	14,780	—	14,780
Accrued interest receivable	6,654	6,654	—	—	6,654
Financial liabilities:
Demand deposits	$703,581	$703,581	$—	$—	$703,581
Time deposits	338,216	—	340,737	—	340,737
Borrowings	178,951	—	172,086	—	172,086
Derivative liability - cash flow hedges	534	—	534	—	534
Accrued interest payable	687	687	—	—	687

	Carrying	Fair Value Measurements at December 31, 2014 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$167,616	$167,616	$—	$—	$167,616
Securities available for sale	221,897	—	221,897	—	221,897
Loans, net	800,198	—	—	813,010	813,010
Loans held for sale	28,279	—	28,279	—	28,279
Derivative asset - IRLC	448	—	448	—	448
Derivative asset - cash flow hedges	40	—	40	—	40
Bank-owned life insurance	14,484	—	14,484	—	14,484
Accrued interest receivable	6,421	6,421	—	—	6,421
Financial liabilities:
Demand deposits	$659,594	$659,594	$—	$—	$659,594
Time deposits	366,507	—	369,538	—	369,538
Borrowings	167,027	—	160,052	—	160,052
Derivative liability - cash flow hedges	143	—	143	—	143
Accrued interest payable	740	740	—	—	740

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

	Three Months Ended September 30, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,715	$528	$12,702	$—	$(1,167)	$22,778
Gains on sales of loans	—	1,156	—	—	—	1,156
Other noninterest income	2,312	703	237	397	—	3,649
Total operating income	13,027	2,387	12,939	397	(1,167)	27,583
Expenses:
Provision for loan losses	—	15	4,127	—	—	4,142
Interest expense	1,453	100	1,579	294	(1,167)	2,259
Salaries and employee benefits	5,663	660	2,503	281	—	9,107
Other noninterest expenses	4,440	1,292	1,324	98	—	7,154
Total operating expenses	11,556	2,067	9,533	673	(1,167)	22,662
Income (loss) before income taxes	1,471	320	3,406	(276)	—	4,921
Income tax expense (benefit)	85	130	1,336	(107)	—	1,444
Net income (loss)	$1,386	$190	$2,070	$(169)	$—	$3,477
Total assets	$1,194,435	$58,370	$291,214	$4,728	$(175,376)	$1,373,371
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$434	$28	$7	$1	$—	$470

	Three Months Ended September 30, 2014
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,925	$366	$11,837	$—	$(1,290)	$21,838
Gains on sales of loans	—	1,188	—	—	—	1,188
Other noninterest income	2,301	597	262	364	—	3,524
Total operating income	13,226	2,151	12,099	364	(1,290)	26,550
Expenses:
Provision for loan losses	—	15	4,125	—	—	4,140
Interest expense	1,460	57	1,648	241	(1,290)	2,116
Salaries and employee benefits	5,509	813	2,382	196	—	8,900
Other noninterest expenses	4,181	1,172	1,224	94	—	6,671
Total operating expenses	11,150	2,057	9,379	531	(1,290)	21,827
Income (loss) before income taxes	2,076	94	2,720	(167)	—	4,723
Income tax expense (benefit)	396	37	1,061	(64)	—	1,430
Net income (loss)	$1,680	$57	$1,659	$(103)	$—	$3,293
Total assets	$1,153,939	$50,439	$288,328	$3,656	$(180,367)	$1,315,995
Goodwill	$3,701	$—	$10,724	$—	$—	$14,425
Capital expenditures	$306	$20	$3	$—	$—	$329

	Nine Months Ended September 30, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,157	$1,301	$34,985	$—	$(3,512)	$64,931
Gains on sales of loans	—	4,803	—	—	—	4,803
Other noninterest income	6,764	1,961	751	1,142	—	10,618
Total operating income	38,921	8,065	35,736	1,142	(3,512)	80,352
Expenses:
Provision for loan losses	—	45	9,767	—	—	9,812
Interest expense	4,238	240	4,622	878	(3,512)	6,466
Salaries and employee benefits	17,354	3,511	7,294	1,050	—	29,209
Other noninterest expenses	12,906	3,430	3,708	412	—	20,456
Total operating expenses	34,498	7,226	25,391	2,340	(3,512)	65,943
Income (loss) before income taxes	4,423	839	10,345	(1,198)	—	14,409
Income tax expense (benefit)	250	340	4,053	(457)	—	4,186
Net income (loss)	$4,173	$499	$6,292	$(741)	$—	$10,223
Total assets	$1,194,435	$58,370	$291,214	$4,728	$(175,376)	$1,373,371
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$928	$86	$47	$2	$—	$1,063

	Nine Months Ended September 30, 2014
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,612	$997	$34,959	$—	$(3,724)	$64,844
Gains on sales of loans	—	4,003	—	—	—	4,003
Other noninterest income	6,893	1,941	824	1,047	—	10,705
Total operating income	39,505	6,941	35,783	1,047	(3,724)	79,552
Expenses:
Provision for loan losses	—	45	10,870	—	—	10,915
Interest expense	4,530	151	4,807	713	(3,724)	6,477
Salaries and employee benefits	17,032	2,912	6,636	628	—	27,208
Other noninterest expenses	13,274	3,340	3,526	545	—	20,685
Total operating expenses	34,836	6,448	25,839	1,886	(3,724)	65,285
Income (loss) before income taxes	4,669	493	9,944	(839)	—	14,267
Income tax expense (benefit)	584	197	3,878	(319)	—	4,340
Net income (loss)	$4,085	$296	$6,066	$(520)	$—	$9,927
Total assets	$1,153,939	$50,439	$288,328	$3,656	$(180,367)	$1,315,995
Goodwill	$3,701	$—	$10,724	$—	$—	$14,425
Capital expenditures	$1,454	$61	$87	$1	$—	$1,603

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

NOTE 10: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At September 30, 2015, the Corporation had forward sales contracts with a notional value of $102.7 million, and each loan held for sale by C&F Mortgage was subject to a forward sales agreement. The fair value of these derivative instruments at September 30, 2015 was $823,000, which was included in other assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance, beginning of period	$2,227	$2,074	$2,089	$2,415
Provision for indemnification losses	73	73	212	182
Payments	—	(64)	(1)	(514)
Allowance, end of period	$2,300	$2,083	$2,300	$2,083

NOTE 11: Interest Rate Swaps

The Corporation uses interest rate swaps to manage exposure of its trust preferred capital notes to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.00 million and $15.00 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2020 and December 2019, respectively.

The cash flow hedges total notional amount is $25.00 million. At September 30, 2015, the $15.0 million of cash flow hedges entered into during 2014 had a fair value of ($283,000), which is recorded in other liabilities, and the remaining $10.0 million of cash flow hedges had a fair value of ($251,000), which is also recorded in other liabilities. The cash flow hedges were fully effective at September 30, 2015 and therefore the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Data processing fees	$944	$806	$2,771	$2,758
Professional fees	517	442	1,584	1,634
Telecommunication expenses	379	348	1,074	1,101
Amortization of core deposit intangible	235	290	746	914
Travel and educational expenses	284	258	774	813
FDIC insurance expense	225	193	668	806
Marketing and advertising expenses	357	362	978	957
All other noninterest expenses	1,987	1,784	5,255	5,199
Total other noninterest expenses	$4,928	$4,483	$13,850	$14,182

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives, the Corporation’s and each business segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”)  including capital requirements, growth strategy, hedging strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and regulations promulgated thereunder, the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB and the application of the Basel III capital standards to the Corporation and the Bank

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

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

Financial Performance Measures

Net income for the Corporation was $3.5 million for the third quarter of 2015, or $1.02 per common share assuming dilution, compared with net income of $3.3 million for the third quarter of 2014, or $0.97 per common share assuming dilution. Net income for the Corporation was $10.2 million for the first nine months of 2015, or $3.01 per common share assuming dilution, compared with net income of $9.9 million for the first nine months of 2014, or $2.88 per common share assuming dilution. The increase in net income for the third quarter of 2015, as compared to the third quarter of 2014, resulted from higher earnings at the Mortgage Banking and Consumer Finance segments, offset in part by lower earnings at the Retail Banking segment; whereas, the increase in net income for the first nine months of 2015, as compared to the first nine months of 2014, was attributable to an increase in earnings at each of the Corporation’s principal business segments.

The Corporation’s annualized ROE and ROA were 10.87 percent and 1.01 percent, respectively, for the third quarter of 2015, compared to 10.92 percent and 0.99 percent, respectively, for the third quarter of 2014.  For the first nine months of 2015, the Corporation’s annualized ROE and ROA were 10.84 percent and 1.00 percent, respectively, compared to 11.21 percent and 1.00 percent, respectively, for the first nine months of 2014.  The decline in ROE for both the third quarter and first nine months of 2015, compared to the same periods of 2014, resulted from internal capital growth of 6.0 percent and 6.5 percent, respectively, which outpaced earnings growth. The increase in ROA for the third quarter of 2015, compared to third quarter of 2014, resulted from the increase in net income for the third quarter of 2015, which offset the effects of the increase in average assets.  ROA for the first nine months of 2015 compared to the first nine months of 2014 remained constant.

Principal Business Activities.

An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $1.4 million for the third quarter of 2015, compared to net income of $1.7 million for the third quarter of 2014.  For the first nine months of 2015, C&F Bank reported net income of $4.2 million, compared to net income of $4.1 million for the first nine months of 2014.  The decline in net income of the Retail Banking segment for the third quarter of 2015 resulted from (1) a decline in the yield on the Bank’s investment and loan portfolios due to the effects of the low interest rate environment, coupled with a decline in the net accretion attributable to fair value accounting adjustments, as discussed below, and (2) higher personnel costs associated with generating commercial and small business loan growth. Partially offsetting these negative factors were (1) the effects of loan growth on interest income, (2) a shift in deposit composition from time deposits to non-interest bearing demand deposits and non-term savings, money market and interest bearing deposits accounts, which pay lower interest rates, (3) a lower cost of borrowings resulting from the maturity of a portion of the Bank’s higher-rate FHLB advances and (4) cost savings related to the integration of CVB into the Bank’s infrastructure.  These same factors influenced the Bank’s results for the first nine months of 2015. However, the cost savings associated with the CVB integration had a more significant effect on the 2.2 percent increase in net income for the first nine months of 2015, compared to net income generated during the first nine months of 2014.

The results for the third quarter and first nine months of 2015 and 2014 for the Retail Banking segment have been affected by the fair value accounting adjustments recorded in connection with the acquisition of CVB in 2013. These adjustments resulted from marking assets and liabilities acquired from CVB to their fair values as of the acquisition date. As a result, yields on loans and investments acquired from CVB increased and the cost of certificates of deposit decreased, the benefits of which were partially offset by the (1) amortization of the core deposit intangible and (2) higher depreciation expense associated with the buildings acquired in the CVB merger. The net accretion attributable to these adjustments for the third quarter and first nine months of 2015 was $208,000 and $1.1 million, net of taxes ($315,000 and $1.6 million before taxes), respectively, compared to $337,000 and $1.5 million, net of taxes ($511,000 and $2.2 million before taxes) for the third quarter and first nine months of 2014, respectively.

The Bank’s total nonperforming assets were $5.3 million at September 30, 2015, compared to $5.5 million at December 31, 2014.  Nonperforming assets included $4.6 million in nonaccrual loans at September 30, 2015 and $4.7 million at December 31, 2014, and $763,000 in OREO at September 30, 2015, compared to $786,000 at December 31, 2014.    Troubled debt restructurings at September 30, 2015 and December 31, 2014 were $5.6 million and $5.8 million, respectively, of which $2.3 million and $2.0 million at September 30, 2015 and at December 31, 2014, respectively, were included in nonaccrual loans.

Mortgage Banking:  The Mortgage Banking segment reported net income of $190,000 for the third quarter of 2015, compared to net income of $57,000 for the third quarter of 2014. For the first nine months of 2015, C&F Mortgage reported net income of $499,000, compared to $296,000 for the first nine months of 2014.  The improvement in net income resulted from increased mortgage loan origination volume compared to the third quarter and first nine months of 2014 due to rate fluctuations, particularly in the 10-year Treasury rate, which resulted in higher non-interest income, partially offset by an increase in production-based compensation.  Loan origination volume for the third quarter of 2015 increased to $146.6 million from $146.2 million for the third quarter of 2014 and increased to $424.0 million for the first nine months of 2015 from $363.7 million for the first nine months of 2014.  The amount of loan originations during the third quarter of 2015 for refinancings and new and resale home purchases were $22.0 million and $124.6 million, respectively, compared to $17.5 million and $128.7 million, respectively, during the third quarter of 2014. The amount of loan originations during the first nine months of 2015 for refinancings and new and resale home purchases were $80.6 million and $343.4 million, respectively, compared to $48.0 million and $315.7 million, respectively, during the first nine months of 2014.

Although earnings increased slightly at the Mortgage Banking segment in the third quarter, increasing future profitability at the current origination levels will be challenging due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.  Our goal is to increase origination volume at the mortgage banking segment through internal growth in existing markets and through strategic initiatives.

Consumer Finance:  The Consumer Finance segment reported net income of $2.1 million for the third quarter of 2015, compared to net income of $1.7 million for the third quarter of 2014. For the first nine months of 2015, C&F Finance reported net income of $6.3 million, compared to net income of $6.1 million for the first nine months of 2014.

At the end of the second quarter of 2015, the consumer finance segment purchased a $19.6 million loan portfolio for $16.3 million, and recorded a purchase discount of $3.3 million, which will be accreted into income over the remaining life of the portfolio.  The improvement in net income for the third quarter and first nine months of 2015 was primarily due to the incremental income from the acquired loan portfolio. In addition, a $1.1 million decline in the provision for loan losses contributed to the earnings improvement for the first nine months of 2015 as compared to the same period of 2014.

Increased competition and loan pricing strategies that competitors have used to grow market share continue to suppress loan growth and adversely affect the average yield of the consumer finance segment’s loan portfolio. Average loans during the third quarter of 2015 decreased $155,000, compared to the third quarter of 2014; whereas, average loans during the first nine months of 2015 increased $331,000, compared to the first nine months of 2014.

The results of the Consumer Finance segment included a $4.1 million provision for loan losses for both the third quarter of 2015 and the third quarter of 2014.  For the first nine months of 2015, the provision for loan losses was $9.8 million, compared to $10.9 million for the first nine months of 2014.  The annualized net charge-off ratio for the third quarter and first nine months of 2015 was 5.53 percent and 4.66 percent, respectively compared to 5.18 percent and 4.68 percent for the third quarter and first nine months of 2014, respectively. The ratio of the allowance for loan losses to total loans decreased to 8.34 percent at September 30, 2015 from 8.50 percent at December 31, 2014. The decrease in this ratio at September 30, 2015 was primarily due to the inclusion of the consumer finance loans purchased during the second quarter of 2015 to the segment’s portfolio, which had the effect of reducing this ratio 41 basis points. While the Corporation expects the purchase discount accretion on this portfolio to mitigate the effect of losses on the purchased loans, this portfolio is routinely re-evaluated as part of the segment’s and the Corporation’s overall analysis of the adequacy of the allowance for loan losses. Management believes that the current allowance for loan losses is adequate to absorb probable losses inherent in the consumer finance loan portfolio. However, if factors influencing the Consumer Finance segment result in a higher net charge-off ratio, C&F Finance may need to continue to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Capital Management. Total shareholders' equity was $129.3 million at September 30, 2015, compared to $123.6 million at December 31, 2014. Capital growth resulted from earnings for the first nine months of 2015, offset in part by share repurchases during the first nine months of 2015 and dividends declared of 30 cents and 90 cents per share during the third quarter and first nine months of 2015, respectively. The third quarter dividend was paid on October 1, 2015 and equated to a payout ratio of 29.4 percent of third quarter net income.  The dividend payout ratio was 29.9 percent for the first nine months of 2015.

The Corporation’s Board of Directors has authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program).  For more information about the Repurchase Program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” under the heading “Issuer Purchases of Equity Securities” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2015 and 2014. Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB and the Consumer Finance segment’s acquired loan portfolio. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$101,976	$596	2.34%	$97,842	$602	2.46%
Tax-exempt	115,529	1,562	5.41	118,632	1,657	5.59
Total securities	217,505	2,158	3.97	216,474	2,259	4.17
Total loans	918,158	21,090	9.11	862,214	20,059	9.23
Interest-bearing deposits in other banks and federal funds sold	137,255	84	0.24	147,817	92	0.24
Total earning assets	1,272,918	23,332	7.28	1,226,505	22,410	7.25
Allowance for loan losses	(35,303)			(35,278)
Total non-earning assets	133,518			133,408
Total assets	$1,371,133			$1,324,635

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$198,799	$105	0.21%	$185,006	$96	0.21%
Money market deposit accounts	209,163	145	0.28	184,761	125	0.27
Savings accounts	99,785	20	0.08	98,252	20	0.08
Certificates of deposit, $100 or more	136,613	346	0.96	142,801	305	0.85
Other certificates of deposit	205,287	471	0.90	230,851	440	0.76
Total time and savings deposits	849,647	1,087	0.50	841,671	986	0.47
Borrowings	180,741	1,172	2.54	170,718	1,130	2.59
Total interest-bearing liabilities	1,030,388	2,259	0.86	1,012,389	2,116	0.82
Demand deposits	190,342			170,773
Other liabilities	22,457			20,814
Total liabilities	1,243,187			1,203,976
Shareholders’ equity	127,946			120,659
Total liabilities and shareholders’ equity	$1,371,133			$1,324,635
Net interest income		$21,073			$20,294
Interest rate spread			6.42%			6.43%
Interest expense to average earning assets (annualized)			0.69%			0.68%
Net interest margin (annualized)			6.58%			6.58%

	Nine Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$99,051	$1,816	2.44%	$95,419	$1,864	2.60%
Tax-exempt	117,236	4,781	5.44	118,191	5,039	5.69
Total securities	216,287	6,597	4.07	213,610	6,903	4.31
Total loans	897,195	59,739	8.90	852,406	59,395	9.32
Interest-bearing deposits in other banks and federal funds sold	148,233	270	0.24	159,314	288	0.24
Total earning assets	1,261,715	66,606	7.04	1,225,330	66,586	7.26
Allowance for loan losses	(35,436)			(34,994)
Total non-earning assets	132,593			133,090
Total assets	$1,358,872			$1,323,426

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$202,481	$343	0.23%	$184,596	$332	0.24%
Money market deposit accounts	202,783	417	0.27	179,223	365	0.27
Savings accounts	99,247	59	0.08	98,042	64	0.09
Certificates of deposit, $100 or more	140,381	928	0.92	147,919	975	0.88
Other certificates of deposit	212,507	1,360	0.88	237,889	1,391	0.78
Total time and savings deposits	857,399	3,107	0.50	847,669	3,127	0.49
Borrowings	172,014	3,359	2.58	170,663	3,350	2.59
Total interest-bearing liabilities	1,029,413	6,466	0.84	1,018,332	6,477	0.84
Demand deposits	182,308			166,076
Other liabilities	21,436			20,994
Total liabilities	1,233,157			1,205,402
Shareholders’ equity	125,715			118,024
Total liabilities and shareholders’ equity	$1,358,872			$1,323,426
Net interest income		$60,140			$60,109
Interest rate spread			6.19%			6.42%
Interest expense to average earning assets (annualized)			0.69%			0.70%
Net interest margin (annualized)			6.35%			6.56%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2015 from 2014
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(1,523)	$2,554	$1,031
Securities:
Taxable	(112)	106	(6)
Tax-exempt	(53)	(42)	(95)
Interest-bearing deposits in other banks and federal funds sold	(1)	(7)	(8)
Total interest income	(1,689)	2,611	922
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	2	7	9
Money market deposit accounts	2	18	20
Savings accounts	(1)	1	—
Certificates of deposit, $100 or more	109	(68)	41
Other certificates of deposit	266	(235)	31
Total time and savings deposits	378	(277)	101
Borrowings	(119)	161	42
Total interest expense	259	(116)	143
Change in net interest income	$(1,948)	$2,727	$779

	Nine Months Ended September 30, 2015 from 2014
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(3,666)	$4,010	$344
Securities:
Taxable	(146)	98	(48)
Tax-exempt	(218)	(40)	(258)
Interest-bearing deposits in other banks and federal funds sold	5	(23)	(18)
Total interest income	(4,025)	4,045	20
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(28)	39	11
Money market deposit accounts	3	49	52
Savings accounts	(6)	1	(5)
Certificates of deposit, $100 or more	41	(88)	(47)
Other certificates of deposit	199	(230)	(31)
Total time and savings deposits	209	(229)	(20)
Borrowings	(23)	32	9
Total interest expense	186	(197)	(11)
Change in net interest income	$(4,211)	$4,242	$31

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2015 was $21.1 million, compared to $20.3 million for the three months ended September 30, 2014. Net interest income, on a taxable-equivalent basis, for both the first nine months of 2015 and 2014 was $60.1 million. Annualized net interest margin remained stable at 6.58 percent for the third quarter of 2015 and decreased 21 basis points to 6.35 percent for the first nine months of 2015 relative to the same periods for 2014. The decrease in net interest margin during the first nine months of 2015 was attributable to a decrease of 22 basis points in the yield on interest-earning assets for the first nine months of 2015, offset in part by increases in average total interest earning assets and in demand deposits that pay no interest. The decrease in the yield on interest-earning assets was primarily attributable to decreases in the yields on the investment and loan portfolios.

Average loans, which includes both loans held for investment and loans held for sale, increased $55.9 million to $918.2 million for the third quarter of 2015, and increased $44.8 million to $897.2 million for the first nine months of 2015, compared to the same periods of 2014. Average loans held for sale increased $17.2 million, or 52.6 percent, for the third quarter of 2015 and $13.2 million, or 44.9 percent, for the first nine months of 2015, compared to the same periods of 2014. Average loans held for sale increased for the third quarter and first nine months of 2015 due to fluctuations in the period of time between mortgage loan origination and sale to a third-party investor. Mortgage loan originations at the Mortgage Banking segment were relatively flat for the third quarter of 2015 compared to the third quarter of 2014.  Mortgage loan originations increased 16.6 percent in the first nine months of 2015 compared to the first nine months of 2014. Average loans held for investment for the Retail Banking segment increased $38.3 million, or 7.1 percent, for the third quarter of 2015 and $30.7 million, or 5.7 percent, for the first nine months of 2015, compared to the same periods of 2014.  Average loans at the Retail Banking segment increased for the quarter and first nine months of 2015 due to growth in commercial real estate lending, commercial business lending and business line lending. Average loans held for investment for the Consumer Finance segment decreased $155,000, or 0.1 percent, for the third quarter of 2015 and  increased $331,000 for the first nine months of 2015, compared to the same periods of 2014.

The overall yield on average loans decreased 12 basis points to 9.11 percent for the third quarter of 2015 and 42 basis points to 8.90 percent for the first nine months of 2015, compared to the same periods of 2014. The decrease in the average loan yield is due to the decline in the average yield at both the Retail Banking and Consumer Finance segments.  At the Consumer Finance segment the decrease in yield is the result of increased competition and loan pricing strategies that competitors have used to grow market share.  Partially offsetting the decrease in the yield is the incremental income from the Consumer Finance segment’s higher yielding acquired loan portfolio that was acquired late in the second quarter of 2015.  The Bank’s average yields have declined due to the effects of net originations and variable rate loans renewing in the low interest rate environment.  In the third quarter and first nine months of 2015 there were $463,000 and $1.7 million, respectively, of accretion related to the fair value adjustments to CVB’s loan portfolio.  The accretion contributed approximately 20 basis points to the yield on loans and 14 basis points to the yield on interest earning assets and the net interest margin for the third quarter of 2015 and contributed approximately 28 basis points to the yield on loans and 14 basis points to the yield on interest earning assets and the net interest margin for the third quarter of 2014.  The accretion contributed approximately 26 basis points to the yield on loans and 18 basis points to the yield on interest earning assets and the net interest margin for the first nine months of 2015 and contributed approximately 24 basis points to the yield on loans and 17 basis points to the yield on interest earning assets and the net interest margin for the first nine months of 2014.

Average securities available for sale increased $1.0 million and $2.7 million for the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. The average yield on the securities portfolio decreased 20 basis points and 24 basis points for the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014 due to (1) the purchase of lower-yielding, shorter-term securities, including through reinvestment of the proceeds from calls and maturities of longer-term, higher yielding securities and (2) the current interest rate environment. The Corporation has utilized the strategy of investing in lower-yielding, shorter-term securities to limit exposure to a potential future rising interest rate environment by limiting the security portfolio’s duration.

Average interest-bearing deposits in other banks and federal funds sold decreased $10.6 million and $11.1 million for the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. These decreases occurred as the Corporation used these deposits to partially fund loan growth at the Retail Banking segment for the third quarter and first nine months of 2015. The average yield on these overnight funds remained constant for the third quarter of 2015 and first nine months of 2015 compared to the same periods in 2014.

Average interest-bearing time and savings deposits increased $8.0 million  and $9.7 million for the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The average cost of interest-bearing deposits increased 3 basis points during the third quarter of 2015, as compared to the same period of 2014, and increased 1 basis point for the first nine months of 2015, compared to the first nine months of 2014.  The average cost of interest-bearing deposits during the third quarter and first nine months of 2015 was benefited from the shift in deposit composition from time deposits to non-interest bearing demand deposits and non-term savings, money market and interest-bearing demand deposits, which pay at lower rates.  Time deposit accretion related to the acquisition accounting adjustment to the CVB time deposits had no effect on the cost of interest-bearing deposits for the third quarter of 2015 and reduced cost by 4 basis points for the first nine months of 2015, compared to a reduction of 13 basis points for both the third quarter and first nine months of 2014.

Average borrowings increased $10.0 million and $1.4 million for the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. The increases resulted from borrowings related to the purchase of a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings decreased 5 basis points and 1 basis point during the third quarter and first nine months of 2015, as compared to the same periods of 2014, respectively, as a result of the maturity of higher interest rate FHLB advances, which were replaced with lower interest rate FHLB advances.

The continuing challenge at the Retail Banking segment will be the deployment of excess cash into earning assets as we expect continued significant competition for loans in our markets and the low interest rate environment to continue to suppress yields on loans and investment securities.  The yield on loans at the Consumer Finance segment will be most affected by increased competition and loan pricing strategies that competitors may use to grow market share in automobile financing. This increased competition may result in continued lower yields and lower loan growth as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended September 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,156	$—	$—	$1,156
Service charges on deposit accounts	1,119	—	—	—	1,119
Other service charges and fees	1,091	788	4	—	1,883
Net gains on calls of available for sale securities	22	—	—	—	22
Investment services income	—	—	—	372	372
Other income (expense)	80	(85)	233	25	253
Total noninterest income	$2,312	$1,859	$237	$397	$4,805

	Three Months Ended September 30, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,188	$—	$—	$1,188
Service charges on deposit accounts	1,179	—	—	—	1,179
Other service charges and fees	1,007	661	4	—	1,672
Net gains on calls of available for sale securities	23	—	—	—	23
Investment services income	—	—	—	348	348
Other income (expense)	92	(64)	258	16	302
Total noninterest income	$2,301	$1,785	$262	$364	$4,712

	Nine Months Ended September 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,803	$—	$—	$4,803
Service charges on deposit accounts	3,210	—	—	—	3,210
Other service charges and fees	3,132	1,941	10	—	5,083
Net gains on calls and sales of available for sale securities	25	—	—	—	25
Investment services income	—	—	—	1,077	1,077
Other income	397	20	741	65	1,223
Total noninterest income	$6,764	$6,764	$751	$1,142	$15,421

	Nine Months Ended September 30, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,003	$—	$—	$4,003
Service charges on deposit accounts	3,357	—	—	—	3,357
Other service charges and fees	2,909	1,731	11	17	4,668
Net gains on calls and sales of available for sale securities	26	—	—	—	26
Investment services income	—	—	—	954	954
Other income	601	210	813	76	1,700
Total noninterest income	$6,893	$5,944	$824	$1,047	$14,708

Total noninterest income increased $93,000, or 2.0 percent, in the third quarter of 2015 and increased $713,000, or 4.8 percent in the first nine months of 2015, compared to the same periods in 2014. The increase in total noninterest income for the first nine months of 2015 was driven by higher noninterest income at the Mortgage Banking segment from higher gains on sales of loans and ancillary loan origination fees resulting from higher loan production.  These increases were partially offset by lower noninterest income at the Retail Banking segment for the first nine months of 2015, compared to the same period in 2014 due to a decline in overdraft fees, which was offset in part by higher maintenance fees, check card interchange income and other branch fee income. In addition, other noninterest income during 2014 included non-recurring income related to the termination of the CVB credit card program. Other income for both the Retail Banking and the Mortgage Banking segments also decreased due to net unrealized depreciation related to the non-qualified pension plan during the third quarter and first nine months of 2015, compared to net appreciation during the same periods of 2014.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended September 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$5,663	$660	$2,503	$281	$9,107
Occupancy expense	1,580	475	168	3	2,226
Other expenses:
OREO expenses	37	—	—	—	37
Provision for indemnification losses	—	73	—	—	73
Other expenses	2,823	743	1,156	96	4,818
Total other expenses	2,860	816	1,156	96	4,928
Total noninterest expense	$10,103	$1,951	$3,827	$380	$16,261

	Three Months Ended September 30, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$5,509	$813	$2,382	$196	$8,900
Occupancy expense	1,561	465	160	2	2,188
Other expenses:
OREO expenses	95	—	—	—	95
Provision for indemnification losses	—	73	—	—	73
Other expenses	2,525	634	1,064	92	4,315
Total other expenses	2,620	707	1,064	92	4,483
Total noninterest expense	$9,690	$1,985	$3,606	$290	$15,571

	Nine Months Ended September 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$17,354	$3,511	$7,294	$1,050	$29,209
Occupancy expense	4,698	1,388	511	9	6,606
Other expenses:
OREO expenses	27	—	—	—	27
Provision for indemnification losses	—	212	—	—	212
Other expenses	8,181	1,830	3,197	403	13,611
Total other expenses	8,208	2,042	3,197	403	13,850
Total noninterest expense	$30,260	$6,941	$11,002	$1,462	$49,665

	Nine Months Ended September 30, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$17,032	$2,912	$6,636	$628	$27,208
Occupancy expense	4,592	1,362	545	4	6,503
Other expenses:
OREO expenses	17	—	—	—	17
Provision for indemnification losses	—	182	—	—	182
Other expenses	8,665	1,796	2,981	541	13,983
Total other expenses	8,682	1,978	2,981	541	14,182
Total noninterest expense	$30,306	$6,252	$10,162	$1,173	$47,893

Total noninterest expenses increased $690,000, or 4.4 percent, in the third quarter 2015 and increased $1.8 million, or 3.7 percent, in the first nine months of 2015, compared to the same periods in 2014. The increase in total noninterest expenses resulted primarily from higher personnel costs during the third quarter and first nine months of 2015, compared to the same periods in 2014, at (1) C&F Bank due to increased staff levels and support positions associated with the addition of commercial loan personnel dedicated to growing C&F Bank's commercial and small business loan portfolio, (2) C&F Mortgage due to higher production-based compensation associated with the higher loan volume, offset by unrealized depreciation recognized in the nonqualified defined contribution plan, and (3) C&F Finance due to entry into new markets over the past several years, competition for qualified personnel and staffing increases for compliance and asset quality processes.  General operating expenses at C&F Finance increased due to higher (1) collection expenses, (2) application volume and (3) conversion costs related to data processing and lending systems to enhance our systems and support future growth.  Other expenses for both the Retail Banking and Mortgage Banking segments includes net unrealized depreciation related to the non-qualified pension plan for the third quarter and first nine months of 2015. The year-to-date increases were offset in part by lower operating expenses at C&F Bank due to cost savings associated with the integration of CVB’s operations into C&F Bank’s infrastructure.

Income Taxes

Income tax expense for the third quarter of 2015 amounted to $1.4 million resulting in an effective tax rate of 29.3 percent, compared with $1.4 million, or 30.3 percent, for the third quarter of 2014. Income tax expense for the first nine months of 2015 totaled $4.2 million, resulting in an effective tax rate of 29.1 percent, compared to $4.3 million and 30.4 percent for the first nine months of 2014.  The Corporation recognized higher tax credits for its investments in affordable housing projects during the third quarter and first nine months of 2015.  Therefore, the Corporation’s effective tax rate declined in 2015 compared to 2014.

As described in Part I. Item 1. “Financial Statements,” under the heading “Note 2:  Adoption of New Accounting Standards” in this Quarterly Report on Form 10-Q, effective January 1, 2015, the Corporation began recognizing amortization of its investments in qualified affordable housing projects as a component of income taxes.  As required by ASU 2014-01, non-interest expense and income tax expense for 2014 have been restated for the retrospective application of this standard.  Accordingly, income tax expense included $101,000 and $304,000 of amortization during the third quarter and first nine months of 2015, respectively, and $104,000 and $311,000 of amortization during the third quarter and first nine months of 2014.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014
Allowance, beginning of period	$35,571	$35,258
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	15	15
Consumer Finance segment	4,127	4,125
Total provision for loan losses	4,142	4,140
Loans charged off:
Real estate—residential mortgage	(17)	(68)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	—	(50)
Equity lines	—	—
Consumer	(99)	(95)
Consumer finance	(4,928)	(4,619)
Total loans charged off	(5,044)	(4,832)
Recoveries of loans previously charged off:
Real estate—residential mortgage	32	13
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	7	64
Equity lines	—	—
Consumer	65	40
Consumer finance	953	890
Total recoveries	1,057	1,007
Net loans charged off	(3,987)	(3,825)
Allowance, end of period	$35,726	$35,573
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.01%	0.07%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	5.53%	5.18%

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Allowance, beginning of period	$35,606	$34,852
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	45	45
Consumer Finance segment	9,767	10,870
Total provision for loan losses	9,812	10,915
Loans charged off:
Real estate—residential mortgage	(93)	(147)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(22)	(224)
Equity lines	—	(47)
Consumer	(213)	(242)
Consumer finance	(13,051)	(12,717)
Total loans charged off	(13,379)	(13,377)
Recoveries of loans previously charged off:
Real estate—residential mortgage	243	37
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	24	111
Equity lines	—	—
Consumer	231	210
Consumer finance	3,189	2,825
Total recoveries	3,687	3,183
Net loans charged off	(9,692)	(10,194)
Allowance, end of period	$35,726	$35,573
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Retail Banking	(0.04)%	0.07%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	4.66%	4.68%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses at September 30, 2015 and December 31, 2014.

TABLE 6: Allocation of Allowance for Loan Losses

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,506	$2,313
Real estate—construction [1]	94	434
Commercial, financial and agricultural [2]	7,824	7,744
Equity lines	1,009	812
Consumer	296	211
Consumer finance	23,997	24,092
Unallocated	—	—
Total allowance for loan losses	$35,726	$35,606
Ratio of loans to total period-end loans:
Real estate—residential mortgage	21%	21%
Real estate—construction [1]	1	1
Commercial, financial and agricultural [2]	38	37
Equity lines	6	6
Consumer	1	1
Consumer finance	33	34
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Credit Quality

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

•

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension.  The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan.  The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation.  There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement.

•

Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due. All substandard commercial, construction and residential loans in excess of $500,000 and all trouble debt restructurings are individually evaluated for impairment.

•

Doubtful loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,329	$1,386	$2,323	$2,044	$186,082
Real estate – construction [2]	7,038	48	—	—	7,086
Commercial, financial and agricultural [3]	297,150	9,225	26,604	2,117	335,096
Equity lines	48,727	642	767	397	50,533
Consumer	9,487	132	263	6	9,888
	$542,731	$11,433	$29,957	$4,564	$588,685

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$286,974	$807	$287,781

[1]	At September 30, 2015, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVB of $74.3 million pass rated, $4.5 million special mention, $5.4 million substandard and $652,000 substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses as of September 30, 2015 increased $169,000 since December 31, 2014 as a result of net recoveries during the first nine months of 2015. There was no provision for loan losses at the Retail Banking segment during the first nine months of 2015 because of a decline in historical losses and the overall improvement in the credit quality of the loan portfolio as indicated by the $4.0 million decline in substandard loans and the $340,000 decline in substandard nonaccrual loans. The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.95 percent at September 30, 2015, compared to 2.08 percent at December 31, 2014 because of loan growth during 2015. We believe that the current level of the allowance for loan losses at C&F Bank is adequate to absorb any losses on existing loans that may become uncollectible. If economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses as of September 30, 2015 decreased by $95,000 since December 31, 2014, and its provision for loan losses decreased $1.1 million for the first nine months of 2015, compared to the same period in 2014. The allowance for loan losses as a percentage of loans decreased to 8.34 percent at September 30, 2015, compared to 8.50 percent at December 31, 2014. The decrease in this ratio at September 30, 2015 was primarily due to the inclusion of the consumer finance loans purchased during the second quarter of 2015, which had the effect of reducing this ratio 41 basis points. While the Corporation expects the purchase discount accretion on this portfolio to mitigate the effect of losses on the purchased loans, this portfolio is routinely re-evaluated as part of the segment’s and the Corporation’s overall analysis of the adequacy of the allowance for loan losses.We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb any losses on existing loans that may become uncollectible. However, if factors influencing the Consumer Finance segment result in higher net charge-off ratio in future periods, the Consumer Finance segment may need to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

Nonperforming Assets

Table 8 summarizes nonperforming assets at September 30, 2015 and December 31, 2014.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Loans, excluding purchased loans	$500,342	$447,613
Purchased performing loans[1]	70,076	80,146
Purchased credit impaired loans[1]	14,822	21,424
Total loans	$585,240	$549,183

Nonaccrual loans[2]	$3,911	$4,114
Purchased performing-nonaccrual loans[3]	653	603
Total nonaccrual loans	4,564	4,717
OREO[4]	763	786
Total nonperforming assets[5]	$5,327	$5,503

Accruing loans past due for 90 days or more[6]	$924	$14
Troubled debt restructurings (TDRs)[2]	$5,344	$5,549
Purchased performing TDRs[7]	$267	$278
Allowance for loan losses (ALL)	$11,131	$10,961
Nonperforming assets to total loans and OREO	0.91%	1.00%
ALL to total loans, excluding purchased credit impaired loans[8]	1.95	2.08
ALL to total nonaccrual loans	243.89	232.37

[1]

The loans acquired from CVB are tracked in two separate categories - "purchased performing" and "purchased credit impaired." The fair value adjustments for the purchased performing loans are (1) $1.0 million at September 30, 2015 and $1.1 million at December 31, 2014 for interest and (2) $3.2 million at September 30, 2015 and $3.8 million at December 31, 2014 for credit. The fair value adjustments for the purchased credit impaired loans are (1) $4.3 million at September 30, 2015 and $5.1 million at December 31, 2014 for interest and (2) $7.8 million at September 30, 2015 and $10.0 million at December 31, 2014 for credit.

[2]	Nonaccrual loans include nonaccrual TDRs of $2.3 million at September 30, 2015 and $2.0 million at December 31, 2014.
[3]	Purchased performing-nonaccrual loans are presented net of fair value interest and credit marks totaling $251,000 at September 30, 2015 and $249,000 at December 31, 2014.
[4]	OREO is recorded at its estimated fair market value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquistion nonperforming assets as presented in the Asset Quality section of this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $171,000 as of September 30, 2015.
[7]	Purchased performing TDRs are accruing and are presented net of fair value interest and credit marks totaling $8,550 at September 30, 2015 and $9,200 at December 31, 2014.
[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

Mortgage Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans	$—	$187
Total loans	$3,445	$3,288
ALL	$598	$553
Nonaccrual loans to total loans	—%	5.69%
ALL to loans	17.36	16.82
ALL to nonaccrual loans	—	295.72

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans	$807	$1,040
Total loans	$287,781	$283,333
ALL	$23,997	$24,092
Nonaccrual consumer finance loans to total consumer finance loans	0.28%	0.37%
ALL to total consumer finance loans	8.34	8.50

Nonperforming assets of the Retail Banking segment totaled $5.3 million at September 30, 2015, compared to $5.5 million at December 31, 2014, a 3.2 percent decrease during the first nine months of 2015. The Retail Banking Segment's nonperforming assets included $4.6 million of nonaccrual loans at September 30, 2015, compared to $4.7 million at December 31, 2014, and included $763,000 of OREO at September 30, 2015, compared to $786,000 at December 31, 2014. We believe we have provided adequate loan loss reserves based on current appraisals or evaluations of the loan collateral. In some cases, appraisals have been adjusted to reflect current trends including sales prices, expenses, absorption periods and other current relevant factors.

Nonaccrual loans at the Consumer Finance segment were $807,000 at September 30, 2015, compared to $1.0 million at December 31, 2014. The ratio of the allowance for loan losses to total loans decreased to 8.34 percent at September 30, 2015 from 8.50 percent at December 31, 2014, primarily due to the inclusion of the consumer finance loans purchased during the second quarter of 2015, which had the effect of reducing this ratio 41 basis points.  Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

Impaired Loans

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDR loans, and the related allowance at September 30, 2015, were as follows:

	Recorded			Average
	Investment	Unpaid		Balance-	Interest
	in	Principal	Related	Impaired	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,762	$2,932	$408	$2,847	$72
Commercial, financial and agricultural:
Commercial real estate lending	2,364	2,542	381	2,397	75
Commercial business lending	102	102	15	111	5
Equity lines	30	32	1	32	1
Consumer	353	353	45	355	10
Total	$5,611	$5,961	$850	$5,742	$163

Impaired loans, which included $5.8 million of TDR loans, and the related allowance at December 31, 2014, were as follows:

	Recorded			Average
	Investment	Unpaid		Balance	Interest
	in	Principal	Related	Total	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

TDRs at September 30, 2015 and December 31, 2014 were as follows:

TABLE 10: Troubled Debt Restructurings

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Accruing TDRs	$3,361	$3,801
Nonaccrual TDRs[1]	2,250	2,026
Total TDRs[2]	$5,611	$5,827

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At September 30, 2015, the Corporation had total assets of $1.37 billion, which was an increase of $35.2 million since December 31, 2014. The increase resulted primarily from increases of $15.6 million in loans held for sale at C&F Mortgage and $40.5 million in loans held for investment, which were funded by cash and cash equivalents, demand and savings deposit growth and long-term borrowings.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$186,082	21%	$179,817	21%
Real estate—construction [1]	7,086	1	7,325	1
Commercial, financial, and agricultural [2]	335,096	38	306,845	37
Equity lines	50,533	6	50,321	6
Consumer	9,888	1	8,163	1
Consumer finance	287,781	33	283,333	34
Total loans	876,466	100%	835,804	100%
Less allowance for loan losses	(35,726)		(35,606)
Total loans, net	$840,740		$800,198

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2015 and December 31, 2014, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$19,603	9%	$22,934	10%
Mortgage-backed securities	74,594	34	67,619	31
Obligations of states and political subdivisions	126,610	57	131,344	59
Total available for sale securities at fair value	$220,807	100%	$221,897	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at September 30, 2015 and December 31, 2014, see Part I, Item 1, "Financial Statements" under the heading "Note 3: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2015 deposits increased $15.7 million to $1.04 billion at September 30, 2015, compared to $1.03 billion at December 31, 2014. This increase resulted primarily from a $36.5 million increase in non-interest bearing demand deposits of individuals and corporations and a $7.5 million increase in savings and interest-bearing demand deposits, partially offset by a $28.3 million decrease in time deposits.

The Corporation had $2.8 million in brokered money market deposits outstanding at September 30, 2015, compared to $3.1 million at December 31, 2014. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $179.0 million at September 30, 2015 from $167.0 million at December 31, 2014 as a result of utilizing the C&F Finance’s non-recourse revolving bank line of credit to finance the purchase of a $16.3 million (net of discount) portfolio of consumer finance loans in June 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in Part I, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Obligations

As of September 30, 2015 and except as set forth below, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part I, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At September 30, 2015, the $15.0 million cash flow hedges had a fair value of $(283,000) and the $10.0 million cash flow hedges had a fair value of $(251,000), both of which are recorded in other liabilities. The cash flow hedges were fully effective at September 30, 2015.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $279.9 million at September 30, 2015, compared to $279.1 million at December 31, 2014. The Corporation’s funding sources at September 30, 2015 are presented in Table 13.

TABLE 13: Funding Sources

	September 30, 2015
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	149,502	47,000	102,502
Borrowings from Federal Reserve Bank	18,158	—	18,158
Revolving line of credit	120,000	90,029	29,971
Total	$407,660	$142,029	$265,631

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total Capital (to Risk-Weighted Assets)
Corporation	$145,041	15.1%	$76,731	8.0%	N/A	N/A
C&F Bank	145,506	15.2	76,739	8.0	$95,924	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	132,732	13.8	57,549	6.0	N/A	N/A
C&F Bank	133,175	13.9	57,555	6.0	76,739	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	108,179	11.3	43,161	4.5	N/A	N/A
C&F Bank	133,175	13.9	43,166	4.5	62,351	6.5
Tier 1 Capital (to Average Assets)
Corporation	132,732	9.8	54,061	4.0	N/A	N/A
C&F Bank	133,175	9.8	54,116	4.0	67,645	5.0

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Corporation	$130,401	14.5%	$71,731	8.0%	N/A	N/A
C&F Bank	129,228	14.5	71,527	8.0	$89,408	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	118,892	13.3	35,866	4.0	N/A	N/A
C&F Bank	117,753	13.2	35,763	4.0	53,645	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	118,892	9.2	51,974	4.0	N/A	N/A
C&F Bank	117,753	9.1	51,959	4.0	64,949	5.0

Changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (the Basel III Final Rule) began applying to the Corporation and the Bank on January 1, 2015.  The regulatory risk-based capital amounts presented above for September 30, 2015 include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  The table above also reflects the minimum regulatory and certain prompt corrective action capital levels that began applying January 1, 2015.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 15: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

The Corporation's capital resources may be further affected by the Corporation's share repurchase program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2015. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The share repurchase program is authorized through May 2016. As of September 30, 2015, $5.0 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

Effects of Inflation and Changing Prices

The Corporation's financial statements included herein have been prepared in accordance with U.S. GAAP. U.S. GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors has authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program).  During May 2015 the Corporation’s Board of Directors reauthorized the Repurchase Program to authorize repurchases of up to $5.0 million of the Corporation’s common stock through May 2016.  Repurchases under the Repurchase Program may be made through privately negotiated transactions, or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  As of September 30, 2015, $5.0 million of the Corporation’s common stock may be purchased under the Repurchase Program.

There were no purchases of the Corporation’s common stock during the three months ended September 30, 2015.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 16, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 22, 2014)

10.19.4	Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 2, 2015

10.34	Change in Control Agreement dated August 5, 2015 between C&F Financial Corporation and S. Dustin Crone (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 7, 2015)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 6, 2015	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2015		/s/ Thomas F. Cherry
Thomas F. Cherry
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)