Form 10-K
period 2015-12-31
C & F FINANCIAL CORP
filed 2016-03-04
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 was $117,071,257.

There were 3,451,148 shares of common stock outstanding as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 19, 2016 are incorporated by reference in Part III of this report.

PART I

ITEM 1.BUSINESS

General

C&F Financial Corporation (the Corporation) is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of Citizens and Farmers Bank (the Bank or C&F Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. C&F Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. C&F Bank has the following five wholly-owned subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•	C&F Mortgage Corporation and its wholly-owned subsidiaries Certified Appraisals LLC and Lender Solutions LLC

•	C&F Finance Company and its wholly-owned subsidiary C&F Remarketing LLC

•	C&F Wealth Management Corporation (formerly C&F Investment Services, Inc.)

•	C&F Insurance Services, Inc.

•	CVB Title Services, Inc.

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

The Corporation operates in a decentralized manner in three principal business activities: (1) retail banking through C&F Bank, (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). For detailed information about the financial condition and results of operations of these segments, see “Note 18. Business Segments” in Item 8. “Financial Statements and Supplementary Data” in this report.  The following general business discussion focuses on the activities within each of these segments.

In addition, the Corporation conducts brokerage activities through C&F Wealth Management Corporation, insurance activities through C&F Insurance Services, Inc. and title insurance services through CVB Title Services, Inc. The financial position and operating results of any one of these subsidiaries are not significant to the Corporation as a whole and are not considered principal activities of the Corporation at this time.

The Corporation also owns three non-operating subsidiaries, C&F Financial Statutory Trust II (Trust II) formed in December 2007, C&F Financial Statutory Trust I (Trust I) formed in July 2005, and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) formed in December 2003. These trusts were formed for the purpose of issuing $10.0 million each for Trust II and Trust I of the Corporation’s junior subordinated debt securities and $5.0 million for CVBK Trust I of  junior subordinated debt securities originally issued by CVBK, and assumed by the Corporation when CVBK was merged into the Corporation on March 22, 2014, with all such issuances occurring in private placements to institutional investors. All three trusts are unconsolidated subsidiaries of the Corporation. The principal assets of these trusts are $10.3 million each for Trust II and Trust I and $5.2 million for CVBK Trust I of the Corporation’s junior subordinated debt securities (such securities of the Corporation referred to herein as “trust preferred capital notes”) that are reported as liabilities of the consolidated Corporation.

Retail Banking

We provide retail banking services through C&F Bank. C&F Bank provides retail banking services at its main office in West Point, Virginia, and 24 Virginia branches located one each in Cartersville, Chester, Cumberland, Hampton, Mechanicsville, Newport News, Norge, Powhatan, Providence Forge, Quinton, Saluda, Sandston, West Point and Yorktown, two in Williamsburg, four in Richmond and four in Midlothian. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking and debit and credit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2015, assets of the Retail Banking segment totaled $1.23 billion. For the year ended December 31, 2015, net income for this segment totaled $5.6 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 10 locations in Virginia, two in Maryland and one in North Carolina. The Virginia offices are located one each in Charlottesville, Fishersville, Fredericksburg, Glen Allen, Harrisonburg, Lynchburg, Newport News and Williamsburg, and two in Midlothian. The Maryland offices are located in Annapolis and Waldorf. The North Carolina office is located in Gastonia. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Wells Fargo Home Mortgage; Franklin American Mortgage Company; Penny Mac Corporation; and the Virginia Housing Development Authority (VHDA). C&F Mortgage does not securitize loans. C&F Bank may also purchase mortgage loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Through its subsidiary, Certified Appraisals LLC, C&F Mortgage provides ancillary mortgage loan origination services for residential appraisals and through its subsidiary, Lender Solutions LLC, provides certain mortgage origination functions to third parties. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2015, assets of the Mortgage Banking segment totaled $58.2 million. For the year ended December 31, 2015, net income for this segment totaled $677,000.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia, in Nashville, Tennessee and in Hunt Valley, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. The typical borrowers on the retail installment sales contracts purchased have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. As C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2015, assets of the Consumer

Finance segment totaled $295.4 million. For the year ended December 31, 2015, net income for this segment totaled $7.2 million.

Employees

At December 31, 2015, we employed 598 full-time equivalent employees. We consider relations with our employees to be excellent.

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

The banking business in Virginia, and in the Bank’s primary service area in the Hampton to Richmond corridor, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, to maximize efficiencies through economies of scale and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

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

The competitive factors faced by C&F Mortgage have changed and will likely continue to change due to regulatory reforms and initiatives, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Dodd-Frank Act affects many aspects of mortgage finance regulation, which has changed and may continue to result in changes to the competitive landscape in the future. The many modifications introduced have required or will require extensive rulemaking, and the full effect of the regulatory reforms and initiatives, the Dodd-Frank Act and the full effect of the related compliance burden will not be known for some time to come. The reforms to mortgage lending encompass broad new restrictions on lending practices and loan terms, amend price thresholds for certain lending segments, require new disclosure forms and procedures for all mortgages, and mandate stronger legal liabilities in connection with real estate finance. In addition, the Dodd-Frank Act authorizes the Consumer Financial Protection Bureau (the CFPB) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay (for which the finalized rules became effective in January 2014), and allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the Dodd-Frank Act and CFPB regulations. While C&F Mortgage is continuing to evaluate all aspects of the Dodd-Frank Act and regulations issued pursuant thereto and by the CFPB, such legislation and regulations could materially and adversely affect the manner in which it conducts its mortgage business, result in heightened federal regulation and oversight of its business activities, and result in increased costs and potential litigation associated with its business activities. Given the far-reaching effect of the Dodd-Frank Act and CFPB regulations on mortgage finance, compliance with the requirements of the Dodd-Frank Act and CFPB regulations may require substantial changes to mortgage lending systems and processes and other implementation efforts.  As an example of one such change, during 2015, C&F Mortgage implemented drastically new processes and systems in order to comply with the CFPB’s Integrated Mortgage Disclosure Rules Under the Real Estate Settlement Procedures Act and the Truth in Lending Act (TRID), which became effective October 2015.  TRID applies to most closed-end mortgage loans, which is the emphasis of C&F Mortgage’s activities.

To operate profitably in this competitive and regulatory environment, lenders must have a high level of operational and risk management skills and be able to attract and retain top mortgage origination talent. C&F Mortgage competes by attracting the top people in sales and operations in the industry, providing an infrastructure that manages regulatory changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

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

During 2014 and 2015, a number of financial institutions and other lenders have increased focus on operations in the non-prime automobile finance markets resulting in intensified competition for loans and qualified personnel and credit easing. To continue to operate profitably, lenders must have a high level of operational and risk management skills and access to competitive costs of funds.

Providers of automobile financing traditionally have competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. To establish C&F Finance as one of the principal financing sources for the dealers it serves, we compete predominately by providing a high level of dealer service, building strong dealer relationships, offering flexible loan terms, and quickly funding loans purchased from dealers.

No material part of C&F Finance’s business is dependent upon any single dealer relationship, and the loss of any single dealer relationship would not have a materially adverse effect upon C&F Finance’s business.

Regulation and Supervision

General

Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Corporation’s and the Bank’s operations.

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

The Corporation continues to experience a period of rapidly changing regulations and an environment of constant regulatory reform. These regulatory changes could have a significant effect on how the Corporation conducts its business. The specific implications of the Dodd-Frank Act and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are adopted in the future.

Regulation of the Corporation

As a bank holding company, the Corporation is subject to the Bank Holding Company Act of 1956 (the BHCA) and regulation and supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). Pursuant to the BHCA the Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.  The Federal Reserve Board and the Federal Deposit Insurance Corporation (the FDIC) have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies.  These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit system, information systems, data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, asset growth, asset quality, earnings, liquidity and risk management.

The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks, and permits interstate banking acquisitions subject to certain conditions, including national and state concentration limits. The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. A bank holding company must be well capitalized and well managed to engage in an interstate bank acquisition or merger, and banks may branch across state lines provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state.  Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

Each of the Bank’s depository accounts is insured by the FDIC against loss to the depositor to the maximum extent permitted by applicable law, and federal law and regulatory policy impose a number of obligations and restrictions on the Corporation and the Bank to reduce potential loss exposure to depositors and to the FDIC Deposit Insurance Fund (DIF). For example, pursuant to the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company must commit resources to support its subsidiary depository institutions, which is referred to as serving as a “source of strength.” In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damages is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

The Federal Deposit Insurance Act (the FDIA) provides that amounts received from the liquidation or other resolution of any insured depository institution must be distributed, after payment of secured claims, to pay the deposit liabilities of the institution before payment of any other general creditor or stockholder of that institution – including that institution’s parent holding company. This provision would give depositors a preference over general and subordinated creditors and stockholders if a receiver is appointed to distribute the assets of a bank.

The Corporation also is subject to regulation and supervision by the State Corporation Commission of Virginia. The Corporation also must file annual, quarterly and other periodic reports with, and comply with other regulations of, the Securities and Exchange Commission (the SEC).

Capital Requirements

The Federal Reserve Board and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules.  The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.  The Basel III Final Rules were effective January 1, 2015, and the Basel III Final Rules capital conservation buffer will be phased in from 2015 to 2019.

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

The  Basel III Final Rules provide  deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage  servicing  rights,  deferred tax assets  dependent upon future taxable income, and significant investments in non-consolidated  financial entities must be  deducted from CET1 to the extent that any one such category exceeds  10%  of CET1  or all such categories in the aggregate exceed 15%  of CET1.  These deductions from and adjustments to regulatory capital will generally be phased in beginning in 2015 through 2018.

The Basel III Final Rules permanently include in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25% of Tier 1 capital. The Corporation expects that its trust preferred securities will be included in the Corporation’s Tier 1 capital until their maturity.

Limits on Dividends

The Corporation is a legal entity that is separate and distinct from the Bank. A significant portion of the revenues of the Corporation result from dividends paid to it by the Bank. Both the Corporation and C&F Bank are subject to laws and regulations that limit the payment of dividends, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, Federal Reserve Board supervisory guidance indicates that the Federal Reserve Board may have safety and soundness concerns if a bank holding company pays dividends that exceed earnings for the period in which the dividend is being paid.  Further, the FDIA prohibits insured depository institutions such as C&F Bank from making capital distributions, including paying dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. We do not expect that any of these laws, regulations or policies will materially affect the ability of the Corporation or C&F Bank to pay dividends.

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

•

Debit Card Interchange Fees. The Dodd-Frank Act imposed limits for debit card interchange fees for issuers that have over $10 billion in assets, which could affect the amount of interchange fees collected by financial institutions with less than $10 billion in assets.

In addition, the Dodd-Frank Act implements other changes to financial regulations, including provisions that:

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

Insurance of Accounts, Assessments and Regulation by the FDIC

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate depends upon the institution's assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates range from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rate: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent – which requirement will be met by rules proposed by the FDIC during 2015. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. The FDIC has adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Regulation of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI) and its primary federal regulator, the FDIC. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the VBFI is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (CRA) and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

Community Reinvestment Act. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2014, the Bank received a “Satisfactory” CRA rating.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2015, the Bank owned $3.2 million of FHLB stock.

Consumer Protection. The CFPB is the federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services, and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act (TILA) and the Real Estate Settlement Procedures Act (RESPA)).

Because the Corporation and the Bank are smaller institutions (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve Board and to the Bank by the FDIC. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s principal regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the Federal Reserve Board and FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Corporation and the Bank cannot be determined with certainty.

Mortgage Banking Regulation. In connection with making mortgage loans, the Bank and C&F Mortgage are subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act (ECOA), TILA, Home Mortgage Disclosure Act, RESPA, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

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

In addition to certain regulations applicable to the Bank’s mortgage origination activities, C&F Mortgage is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development (HUD), the FHA, the USDA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans.

Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees.

Consumer Financing Regulation. C&F Finance also is regulated by the VBFI and the states and jurisdictions in which it operates, and its lending operations are subject to numerous federal regulations over which the CFPB has rulemaking authority and regarding which enforcement authority is shared by the Federal Reserve Board, the FDIC, the Department of Justice and the Federal Trade Commission. The VBFI regulates and enforces laws relating to consumer lenders and sales finance agencies such as C&F Finance. Such rules and regulations generally provide for licensing of sales finance agencies; limitations on amounts, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights.

Certain federal regulatory agencies, and in particular, the CFPB, the Federal Trade Commission, and the Federal Reserve Board, have recently become more active in investigating the products, services and operations of banks and other finance companies engaged in auto finance activities. These investigations have extended to banks that engage in indirect automobile lending, and the CFPB has released regulatory guidance that deems automobile lenders within the CFPB’s jurisdiction responsible for ECOA noncompliance even if such noncompliance is a result of dealer lending practices. As of January 1, 2016, the Corporation and C&F Finance are not subject to supervision by the CFPB.

Other Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2015, the Bank was considered “well capitalized.”

Incentive Compensation. The Federal Reserve Board, the Office of the Comptroller of the Currency (OCC) and the FDIC have issued regulatory guidance (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Confidentiality and Required Disclosures of Customer Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Corporation is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (FBI) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the U.S. Department of the Treasury (the Treasury) and contact the FBI. The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Corporation and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with less than $10 billion in total consolidated assets, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Corporation and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

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

Laws and regulations, and any interpretations and applications with respect thereto, generally are intended to benefit consumers, borrowers and depositors, but not stockholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenues, costs, earnings, and capital levels. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

The Dodd-Frank Act could continue to increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, represents a sweeping overhaul of the financial services industry regulatory environment within the United States and implements significant changes in the financial regulatory landscape, including through regulations issued pursuant to the Dodd-Frank Act, that will affect all financial institutions, including the Corporation. The Dodd-Frank Act has increased and will likely continue to increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, have been given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations, some of which have not been finalized. Consequently, the complete effect of the Dodd-Frank Act will depend on the final implementing rules and regulations, and it remains too early to fully assess the complete effect of the Dodd-Frank Act and related regulatory rulemaking processes on our business, financial condition or results of operations.

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

Among the Dodd-Frank Act’s significant regulatory changes, the Dodd-Frank Act created a new financial consumer protection agency, the CFPB.  The CFPB is reshaping the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Corporation’s primary regulators. The total costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined in their entirety.  However, these costs, limitations and restrictions are producing, and may continue to produce, significant, material effects on our business, financial condition and results of operations.

The Basel III Final Rules require higher levels of capital and liquid assets, which could adversely affect the Corporation’s net income and return on equity.

The Basel III Final Rules represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. This new capital framework and related changes to the standardized calculations of risk-weighted assets are complex and create additional compliance burdens, especially for community banks. The Basel III Final Rules require bank holding companies and their subsidiaries, such as the Corporation and C&F Bank, to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Final Rules, many community banks could be forced to limit banking operations, activities and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Corporation believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules. However, the Corporation can offer no assurances with regard to the ultimate effect of the Basel III Final Rules, and satisfying increased capital requirements imposed by the Basel III Final Rules may require the Corporation to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve affect us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower's products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have a material adverse effect on our financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  On December 16, 2015, the Federal Open Market Committee (FOMC) raised the target range for the federal funds rate, which is the interest rate at which depository institutions lend reserve balances to other depository institutions overnight, to 0.25%-0.50%, which was the first change since December 16, 2008 when the target range was decreased to 0%-0.25%.  The FOMC concluded that there had been considerable improvement in labor market conditions during 2015 and it was reasonably confident that inflation will rise, over the medium term, toward its 2 percent objective.  However, the FOMC’s monetary policy remains accommodative after this increase.  Despite the 25 basis point increase in the federal funds rate, we are expecting continued pressure on our net interest margin due to continued low market rates and intense competition for loans and deposits from both local and national financial institutions.  In addition, a significant portion of C&F Finance’s funding is indexed to short-term interest rates and reprices as short-term interest rates change.  An upward movement in interest rates may result in an unfavorable pricing disparity between C&F Finance’s fixed rate loan portfolio and its adjustable-rate borrowings.  Continued pressure on our net interest margin could adversely affect our results of operations.

Our business is subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; and a deterioration in the value of collateral for loans made by our various business segments.

Our level of credit risk is higher due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2015, 39 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2015, 32 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of residential loan products for sale into the secondary market.  Interest rates, low housing inventory, cash buyers, new mortgage lending regulations and other market conditions have a direct effect on loan originations across the industry.

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

The existence of an active secondary market is a critical component of C&F Mortgage’s ability to generate income from the sale of loans to investors.  Active secondary markets for residential mortgages depend upon the continuation of programs currently offered by government-sponsored enterprises (GSEs) (such as Fannie Mae and Freddie Mac), the FHA, the VA, the USDA, and state bond programs, which account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could adversely affect our mortgage company’s operations. Further, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, it is unclear whether further changes or reforms would adversely affect our operations. Although we sell loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if the GSEs cease to exist or materially limit their purchases of mortgage loans.

Compliance with the CFPB regulations aimed at the mortgage banking industry may require substantial changes to mortgage lending systems and processes that may adversely affect income from our mortgage company.

Pursuant to the Dodd-Frank Act and the subsequent final rules issued by the CFPB in January 2013 amending Regulation Z, as implemented by the Truth in Lending Act, effective January 2014 mortgage lenders are responsible for making a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. These CFPB rules require a mortgage lender to either (i) originate “qualified mortgages,” defined as loans that do not include negative amortization, interest-only payments, balloon payments, or terms longer than 30 years; or (ii) originate loans that consider eight separate underwriting factors that are identified in the CFPB rules to evaluate each borrower’s ability to repay. In June 2015, the CFPB issued rules that combined disclosures previously established by TILA and RESPA into a single disclosure referred to as the TILA-RESPA Integrated Disclosure, or TRID.  During 2015, C&F Mortgage implemented drastically new processes and systems in order to comply with TRID.  TRID applies to most closed-end mortgage loans and overhauls the manner in which mortgage loan origination disclosures are made pursuant to TILA (Regulation Z) and RESPA.  These CFPB rules, in addition to other previously-issued and to-be-issued CFPB regulations, could materially affect our ability to originate and sell a high volume of mortgage loans, which could adversely affect our financial condition and results of operations.

An increase in interest rates may reduce our mortgage revenues, which would negatively effect our noninterest income.

Our Mortgage Banking segment provides a significant portion of our noninterest income.  We generate gains on sales of mortgage loans primarily from sales of mortgage loans that we originate.  In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in noninterest income.  In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for losses in our loan portfolio. Our allowance for loan losses at our Retail Banking segment is determined by analyzing historical loan losses for relevant periods of time, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses at this segment are considerations with respect to the effect of economic events, the outcome of which are uncertain.

Our allowance for loan losses at our Consumer Finance segment is determined by analyzing delinquency rates and trends in deferrals, defaults, repossessions and loans charged off. Allowance factors also include an analysis of charge-off history for relevant periods of time, which can vary depending on economic conditions and our judgment based on the overall analysis of the lending environment.

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

The FDIC insures deposits at FDIC insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level.  Economic conditions since 2008 increased the rate of bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.  On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules, which became effective April 1, 2011.  A depository institution’s deposit insurance assessment is now calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits.  While the Corporation’s FDIC insurance assessments have declined as a result of this change, the Bank’s FDIC insurance premiums could increase if the Bank’s asset size increases, if the FDIC raises base assessment rates, or if the FDIC takes other actions to replenish the DIF.

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

For more information see, “Critical Accounting Policies - Purchased Credit-Impaired Loans” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Acquisition of CVBK’s assets and assumption of CVBK’s liabilities may expose us to intangible asset risk, which could affect our result of operations and financial condition.

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

We rely substantially on deposits made by customers in our target markets to provide liquidity and support growth.

Our business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. If our deposit levels fall, we could lose a relatively low cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, we will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. We may also look to federal funds purchased and brokered deposits, although, the use of brokered deposits may be limited or discouraged by our banking regulators. We may also seek to raise funds through the issuance of shares of our common stock or other equity or equity-related securities as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

In the ordinary course of business, the Corporation collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Corporation’s business strategy. The Corporation has invested in information security technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Corporation’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Security breaches, including cyber incidents and hacking events, have been experienced by several of the world’s largest financial institutions that utilize sophisticated security tools to prevent such breaches, incidents and events.  Any security breach that we experience could expose us to possible liability and damage our reputation. We rely on standard security systems and procedures to provide the security and authentication necessary to effect secure collection, transmission and storage of sensitive data. These systems and procedures include but are not limited to (i) regular penetration testing of our network perimeter, (ii) regular employee training programs on sound security practices, (iii) deployment of tools to monitor our network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus and anti-malware, resource logging and patch management, (iv) multifactor authentication for customers using treasury management tools, and (v) enforcement of security policies and procedures for the additions and maintenance of user access and rights to resources.

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

Our common stock price has been volatile in the past and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, changes in analysts’ recommendations or projections with regard to our common stock or the markets and businesses in which we operate, operations and stock performance of other companies deemed to be peers, and reports of trends and concerns and other issues related to the financial services industry. Fluctuations in our common stock price may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

Future issuances of our common stock could adversely affect the market price of the common stock and could be dilutive.

We may issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Issuances of a substantial number of shares of our common stock, or the expectation that such issuances might occur, including in connection with acquisitions, could materially adversely affect the market price of the shares of our common stock and could be dilutive to shareholders. Any decision we make to issue common stock in the future will depend on market conditions and other factors, and we cannot predict or estimate the amount, timing, or nature of possible future issuances of our common stock. Accordingly, our common shareholders bear the risk that future issuances of our securities will reduce the market price of the common stock and dilute their stock holdings in the Corporation.

ITEM 1B.UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved comments from the SEC staff.

ITEM 2.PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

C&F Bank owns a building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet. This building houses C&F Bank’s Main Office and the main office of C&F Wealth Management Corporation.

C&F Bank owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 85,000 square feet. Portions of the building were renovated in 2005 and 2014 in order to house the C&F Bank’s operations center, which consists of C&F Bank’s loan, deposit and administrative functions and staff.

The building owned by C&F Bank and previously used for the its loan operations at Sixth and Main Streets in West Point, Virginia, which is a 5,000 square foot building acquired and remodeled by the Corporation in 1998, has been retained as back-up facilities for the Toano operations center. Management has been marketing this property for sale and anticipates completing a sale during the first quarter of 2016.

C&F Bank owns a building located at 1400 Alverser Drive in Midlothian, Virginia. The building provides space for a branch office of C&F Bank and for a C&F Mortgage branch office, as well as C&F Mortgage’s main administrative offices. This two-story building has 25,000 square feet and was constructed in 2001.

C&F Bank owns 23 other retail banking branch locations and leases one retail banking branch location and one regional commercial lending office in Virginia. Rental expense for leased locations totaled $165,000 for the year ended December 31, 2015.

C&F Bank owns a building located at 2036 New Dorset Road in Powhatan, Virginia. The building was built in 1996 and has three floors totaling 14,000 square feet that had previously housed CVB’s operations center. The building is currently utilized as an additional training and backup facility.  This property was listed for sale during the fourth quarter of 2015.

C&F Mortgage’s Newport News loan production office is located on the second floor of C&F Bank’s Newport News branch building. In addition, C&F Mortgage has 13 loan production offices leased from nonaffiliates including 10 in Virginia, two in Maryland, and one in North Carolina. Rental expense for leased locations totaled $810,000 for the year ended December 31, 2015.

The Hampton office of C&F Finance is located on the second floor of C&F Bank’s Hampton branch building. C&F Finance has a lease agreement with an unrelated third party for approximately 17,000 square feet of office space in Richmond, Virginia, which is being used for C&F Finance’s headquarters and its loan and administrative functions and staff. C&F Finance has two leased offices, one each in Maryland and Tennessee. Rental expense for leased locations totaled $390,000 for the year ended December 31, 2015.

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

Larry G. Dillon (63) Chairman and Chief Executive Officer

Chairman and Chief Executive Officer of the Corporation and C&F Bank since December 2014; Chairman, President and Chief Executive Officer of the Corporation and C&F Bank from 1989 to December 2014; Chairman, President and Chief Executive Officer of CVBK and CVB from September 2013 through March 2014

Thomas F. Cherry (47) President, Chief Financial Officer and Secretary

Secretary of the Corporation and C&F Bank since 2002; Director of the Corporation and C&F Bank since April 2015; President and Chief Financial Officer of the Corporation and C&F Bank since December 2014; Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank from December 2004 to December 2014; Executive Vice President and Chief Financial Officer of CVBK and CVB from September 2013 through March 2014

Bryan E. McKernon (59) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995; Director of C&F Bank since 1998

John A. Seaman, III (58) Senior Vice President and Chief Credit Officer, C&F Bank

Senior Vice President and Chief Credit Officer of C&F Bank since October 2011 and of CVB from September 2013 through March 2014; Director of Homebuilder Banking-Special Situations Group, Mid-Atlantic Region, Wells Fargo Bank, N.A., with particular responsibility for residential loan resolution and workouts from 2008 through September 2011

S. Dustin Crone (47) President, C&F Finance	President of C&F Finance since 2010; Executive Vice President of C&F Finance from 2007 through 2009

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 29, 2016, there were approximately 2,200 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $40.13.  Following are

the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were declared quarterly in 2015 and 2014.

	2015			2014
Quarter	High	Low	Dividends	High	Low	Dividends
First	$39.75	$34.05	$0.30	$45.88	$32.13	$0.29
Second	37.92	33.76	0.30	37.04	30.33	0.30
Third	38.00	33.20	0.30	36.99	32.61	0.30
Fourth	39.77	35.02	0.32	39.97	32.40	0.30

Payment of dividends is at the discretion of the Corporation’s board of directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1, “Business,” under the heading “Limits on Dividends.”

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) in May 2014, which initially expired in May 2015. In May 2015, the Corporation’s Board of Directors reauthorized the Repurchase Program to authorize repurchases of up to $5.0 million of the Corporation’s common stock through May 2016.  Repurchases under the Repurchase Program may be made through privately negotiated transactions, or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Exchange Act) and/or Rule 10b-18 of the Exchange Act.  As of December 31, 2015, $5.0 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2015.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
October 1, 2015 - October 31, 2015 [1]	1,050	$35.04	—	$5,000
November 1, 2015 - November 30, 2015	—	—	—	5,000
December 1, 2015 - December 31, 2015[1]	4,414	37.80	—	5,000
Total	5,464	$37.27	—	$5,000

1  These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares.  Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Repurchase Program.

ITEM 6.          SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except share and per share amounts)	2015	2014	2013	2012	2011
Selected Year-End Balances:
Total assets	$1,405,076	$1,338,187	$1,312,536	$977,215	$928,124
Total shareholders’ equity	131,059	123,610	113,180	102,394	96,090
Loans (net)	865,892	800,198	785,532	640,283	616,984
Total deposits	1,073,633	1,026,101	1,008,292	686,184	646,416
Summary of Operations:
Interest income	$87,049	$86,495	$80,212	$76,964	$73,790
Interest expense	8,694	8,525	8,623	10,111	11,881
Net interest income	78,355	77,970	71,589	66,853	61,909
Provision for loan losses	15,512	16,330	15,085	12,405	14,160
Net interest income after provision for loan losses	62,843	61,640	56,504	54,448	47,749
Noninterest income	20,714	19,405	21,668	20,622	17,171
Noninterest expenses	66,174	63,557	56,599	51,042	46,209
Income before taxes	17,383	17,488	21,573	24,028	18,711
Income tax expense	4,853	5,144	7,129	7,646	5,735
Net income	12,530	12,344	14,444	16,382	12,976
Effective dividends on preferred stock	—	—	—	311	1,183
Net income available to common shareholders	$12,530	$12,344	$14,444	$16,071	$11,793
Per share:
Earnings per common share—basic	$3.68	$3.63	$4.37	$5.00	$3.76
Earnings per common share—assuming dilution	3.68	3.59	4.19	4.86	3.72
Dividends per common share	1.22	1.19	1.16	1.08	1.01
Weighted average number of shares—assuming dilution	3,401,834	3,436,278	3,443,982	3,305,902	3,172,277
Significant Ratios:
Return on average assets	0.92%	0.93%	1.35%	1.71%	1.30%
Return on average common equity	9.87	10.32	13.39	17.05	14.86
Dividend payout ratio – common shares	33.20	32.80	26.61	21.60	26.86
Average common equity to average assets	9.29	9.02	10.07	10.03	8.75

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives, the Corporation’s and each business segment’s loan portfolio and business prospects related to each segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of CVBK, provision for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future changes in interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve Board including changes to the federal funds target rate, capital requirements, growth strategy, hedging strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate, including the Dodd-Frank Act and regulations promulgated thereunder, the CFPB and the regulatory and enforcement activities of the CFPB and the application of the Basel III capital standards to the Corporation and the Bank

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

•	the ability to achieve the results expected from the CVBK acquisition, including continued relationships with major customers, deposit retention and expansion of C&F Bank’s brand recognition

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets

•	demand for financial services in the Corporation’s market area

•	the Corporation's expansion and technology initiatives

•	reliance on third parties for key services

•	accounting principles, policies and guideline and elections made by the Corporation thereunder

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

There can be no assurance that the actions taken by the federal government and regulatory agencies will alleviate the industry or economic factors that may adversely affect the Corporation’s business and financial performance. Further, certain aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall effect on the Corporation’s business and financial performance.

These risks and uncertainties, and the risks discussed in more detail in Item 1A, “Risk Factors,” should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  For more information see the section titled “Asset Quality” within Item 7.

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

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference,” is not recorded and is available to absorb future credit loss on those loans.  Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable” yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions.

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

Derivative Financial Instruments:  The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments consist of (1) interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and related forward sales commitments and (2) interest rate swaps that qualify as cash flow hedges of the Corporation’s trust preferred capital notes. Because the IRLCs and forward sale commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation’s IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are reported as noninterest income. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

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

On October 1, 2013, the Corporation acquired all of the outstanding common stock of CVBK. On March 22, 2014, CVBK was merged with and into the Corporation and CVB was merged with and into C&F Bank.  The Corporation’s results of operations for the year ended December 31, 2013 includes CVBK’s results subsequent to the acquisition date.

Financial Performance Measures

Net income for the Corporation was $12.5 million in 2015, or $3.68 per common share assuming dilution, compared with net income of $12.3 million in 2014, or $3.59 per common share assuming dilution. The change in financial results for 2015, as compared to 2014, was attributable to increases in earnings at each of the Corporation’s principal business segments.

See “Principal Business Activities” below for additional discussion.

The Corporation’s ROE and ROA were 9.87 percent and 0.92 percent, respectively, for the year ended December 31, 2015, compared to 10.32 percent and 0.93 percent, respectively, for the year ended December 31, 2014.  The  decrease in these ratios during 2015 resulted primarily from growth in average equity and average assets, which outpaced earnings growth.  Average equity increased due to internal capital growth of 6.1 percent and average assets increased primarily due to the 7.0 percent increase in average loans.

2016 Outlook

Management believes the Corporation’s financial performance in 2016 will be affected by (i) lower accretion income related to the fair value accounting adjustments for the CVBK acquisition, partially offset by an increase in interest income from growth in average loans outstanding, (ii)  an uncertain interest rate environment and potential fluctuations in interest rates that may depress loan production levels in the Mortgage Banking segment, and (iii) continued elevated charge-off levels and competition in the Consumer Finance segment. The following additional factors could influence the Corporation’s financial performance in 2016:

•

Retail Banking: Growth in higher-yielding earning assets, specifically loans, will be our primary focus at the Bank during 2016.  With commercial and small business lending teams already in place in Richmond and Williamsburg, Virginia, a newly-recruited experienced lending team in Hampton and Newport News, Virginia, and the continued resurgence in the real estate development and construction sectors in our markets, we expect to continue to grow our loan portfolio during 2016.  However, the general economic trends in the Bank’s markets and the current low interest rate environment have contributed to increased competition and lower yields on both the loan and investment portfolios.  In addition, the effect of the recent increase in the federal funds rate on the Bank’s cost of funds and the competition for deposits remains to be seen.  It will be challenging to maintain the Retail Banking segment’s net interest margin at its current level as the net accretion of the fair value accounting adjustments recorded in connection with the CVB acquisition decline and if funds obtained from loan repayments and possibly higher-costing deposit growth are reinvested in loans during this low interest rate environment.  Also in 2016, we will continue to focus on our e-commerce strategy as this is quickly becoming the primary means of banking for most businesses and individuals, and we believe we must successfully implement our e-commerce strategy to remain competitive within the financial services industry.

•

Mortgage Banking: C&F Mortgage generates significant noninterest income from the sale of residential loan products into the secondary market. Although earnings increased at the Mortgage Banking segment in 2015, compared to 2014, increasing future profitability at the current origination levels will be challenging due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.  While our goal is to increase origination volume through internal growth in existing markets and through strategic initiatives, our ability to maintain a level of loan production in 2016 sufficient to sustain profitability will be dependent on market factors beyond our control, such as the interest rate environment and changes in interest rates, housing starts and loan demand. If mortgage interest rates continue to rise during 2016, C&F Mortgage may experience a lower loan demand, particularly for mortgage refinancings, which could negatively affect earnings of the Mortgage Banking segment in 2016. In addition, during 2016 C&F Mortgage will continue to (i) compete to retain and attract qualified loan officers, (ii) incur higher costs related to compliance with new residential mortgage regulations and disclosures, especially given the heightened federal regulation of lending practices and loan terms and disclosures and (iii) implement new systems in order to realize efficiencies overall in our mortgage banking processes and to create opportunities for revenue generation.

•

Consumer Finance: C&F Finance provides automobile financing through lending programs that are designed to serve customers in the non-prime market. The competition for these customers remains aggressive, as evidenced by lower loan rates and less restrictive underwriting standards by some of our competitors.  As a result, organic growth was difficult during 2015, and we expect organic growth of our consumer finance loan portfolio to continue to be difficult in 2016.  However,  some market data is encouraging and C&F Finance purchased a record volume of loans from dealers in the fourth quarter of 2015.  We believe that some competitors in the industry have relaxed credit standards resulting in higher delinquencies and charge-offs for certain participants in the industry.  While we intend to maintain our own credit standards, we are not immune from the effects of deteriorating  credit quality within the industry, which may result in higher delinquency levels and charge-offs for the Consumer Finance segment in 2016 and negatively affect C&F Finance’s earnings in 2016.  For example, non-prime borrowers may default at higher rates in 2016 if these borrowers perceive a high level of credit available in the market on accommodative terms.  During 2016, we expect to continue investing in technology at C&F Finance in order to capture more business, improve efficiencies, and manage the rigorous regulatory burdens and evolving compliance issues in the indirect auto lending industry.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The Retail Banking segment reported net income of $5.6 million for both the years ended December 31, 2015 and 2014. Net income for 2015 was positively influenced by (1) the effects of loan growth on interest income, (2) a shift in deposit composition from time deposits to non-interest bearing demand deposits and non-term savings, money market and interest bearing deposits accounts, which pay lower interest rates, (3) a lower cost of borrowings resulting from the maturity of a portion of the Bank’s higher-rate FHLB advances and (4) cost savings related to the integration of CVB into the Bank’s infrastructure.  Offsetting these positive factors were (1) a decline in the yield on the Bank’s investment and loan portfolios due to the effects of the low interest rate environment, coupled with a decline in the net accretion attributable to fair value accounting adjustments, as discussed below, and (2) higher personnel costs associated with generating commercial and small business loan growth.

The results for both 2015 and 2014 for the Retail Banking segment have been affected by the fair value accounting adjustments recorded in connection with the 2013 acquisition of CVB. These adjustments resulted from marking assets and liabilities acquired from CVB to their fair values as of the acquisition date. As a result, yields on loans and investments acquired from CVB increased and the cost of certificates of deposit decreased, the benefits of which were partially offset by the (1) amortization of the core deposit intangible and (2) higher depreciation expense associated with the buildings acquired in the CVB merger. The net accretion attributable to these adjustments was $1.3 million, net of taxes ($2.0 million before taxes) for the year ended December 31, 2015, compared to $1.9 million, net of taxes ($3.0 million before taxes) for the year ended December 31, 2014.

The Retail Banking segment’s nonperforming assets were $7.1 million at December 31, 2015, compared to $5.5 million at December 31, 2014. Nonperforming assets at December 31, 2015 included $6.2 million in nonaccrual loans, compared to $4.7 million at December 31, 2014, and $942,000 in foreclosed properties, compared to $786,000 at December 31, 2014. The increase in nonaccrual loans since December 31, 2014 was primarily due to one customer relationship of $956,000 moving to nonaccrual status during 2015. The remaining increase in nonaccrual loans was generally attributable to the credit deterioration of certain smaller balance loans, partially offset by principal payments on existing nonaccrual loans.  Troubled debt restructured (TDR) loans were $5.3 million at December 31, 2015, of which $2.5 million were included in nonaccrual loans, as compared to $5.8 million of TDR loans at December 31, 2014, of which $2.0 million were included in nonaccrual loans.  Management believes the current level of the allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specific criticized loans. If loan concentrations within the Bank’s loan portfolio result in higher credit risk or if economic conditions worsen, a higher loan loss allowance may be warranted in future periods, which may require a provision for loan losses.

Mortgage Banking: C&F Mortgage reported net income of $677,000 for the year ended December 31, 2015, compared to $411,000 for the year ended December 31, 2014. Loan origination volume for the year ended December 31, 2015 increased to $549.3 million from $478.6 million for the year ended December 31, 2014. During 2015, the amount of loan originations for refinancings and new and resale home purchases were $104.4 million and $444.9 million, respectively, compared to $71.8 million and $406.8 million, respectively, during 2014. The increase in origination volume is due to the effect of the favorable interest rate environment during 2015 on home sales. The increase in loan originations in 2015 resulted in an increase in gains on sales of loans, which were $6.3 million for the year ended December 31, 2015, compared to $5.1 million for the year ended December 31, 2014.

Consumer Finance: C&F Finance reported net income of $7.2 million for the year ended December 31, 2015, compared to $6.9 million for the year ended December 31, 2014. At the end of the second quarter of 2015, the consumer finance segment purchased a $19.6 million loan portfolio for $16.3 million, and recorded a purchase discount of $3.3 million, which will be accreted into income over the remaining life of the portfolio. The improvement in net income for the year ended December 31, 2015 was primarily due to the incremental income from the acquired loan portfolio, and an $803,000 decline in the provision for loan losses, offset by an increase in salary and other noninterest expense.

Average loans for the year ended December 31, 2015 increased $705,000, compared to average loans for the year ended December 31, 2014. The increase was due to the purchased portfolio described above, somewhat offset by lower originations due to increased competition and loan pricing strategies that competitors used to grow market share.

The results of the consumer finance segment include a $15.5 million provision for loan losses for the year ended December 31, 2015, compared to $16.3 million for the year ended December 31 2014. The net charge-off ratio for the year ended December 31, 2015 was 5.50 percent, compared to 5.39 percent for the year ended December 31, 2014. The increase in this ratio for the year ended December 31, 2015 was due to net charge-offs related to the consumer finance loans purchased during the second quarter of 2015, which had the effect of increasing this ratio 56 basis points. The allowance for loan losses to total loans was 8.21 percent at December 31, 2015, compared to 8.50 percent at December 31, 2014. The decrease in this ratio at December 31, 2015 was primarily due to the inclusion of the consumer finance loans purchased during the second quarter of 2015, which were recorded at a discount and had the effect of reducing this ratio 32 basis points. While the Corporation expects the purchase discount accretion on this portfolio to mitigate the effect of losses on the purchased portfolio, this portfolio is routinely re-evaluated as part of the segment’s overall analysis of the adequacy of the allowance for loan losses. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio. If factors influencing the consumer finance segment result in a higher net charge-off ratio in the future, C&F Finance Company may need to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Other and Eliminations: The other segment, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported an aggregate net loss of $955,000 for the year ended December 31, 2015, compared to a net loss of $587,000 for the year ended December 31, 2014. The higher loss during 2015 was due to an increase at the holding company in (1) general corporate expenses and (2) interest expense, which resulted from the utilization of interest rate swaps to manage the interest rate risk exposure of the Corporation’s trust preferred capital notes. Partially offsetting these negative factors was higher earnings during 2015 from our wealth management subsidiary.

Capital Management

Total shareholders’ equity was $131.1 million at December 31, 2015, compared to $123.6 million at December 31, 2014.  Capital growth resulted from earnings for the year ended December 31, 2015 and stock option exercises, offset in part by dividends and share repurchases during the year.

The Corporation’s Board of Directors continued its policy of paying dividends in 2015 and declared a quarterly cash dividend of 32 cents per share for the fourth quarter of 2015, which was a 6.7 percent increase over the prior quarter’s dividend amount of 30 cents per share. For the year ended December 31, 2015, the Corporation declared dividends of $1.22 per share, which was a two percent increase over dividends of $1.19 per share declared in 2014.  The dividend payout ratio was 33.2 percent of basic earnings per share for the year ended December 31, 2015, compared to 32.8 percent in 2014. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, capital levels, expected future earnings, and certain changes to the regulatory capital framework that began to apply to the Corporation and the Bank on January 1, 2015.

Pursuant to the Repurchase Program the Corporation is authorized to purchase up to $5.0 million of the Corporation’s common stock through May 2016.  As of December 31, 2015, the Corporation had not used any of this authority and remained authorized to purchase up to $5.0 million of the Corporation’s common stock under the Repurchase Program.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets for each of the years ended December 31, 2015, 2014 and 2013 and includes the average balances of CVBK since October 1, 2013. The table also shows the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates. Net interest income also includes the net interest income of CVBK since October 1, 2013, which includes accretion and amortization associated with the fair value adjustments recognized in connection with the Corporation's purchase of CVBK. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2015			2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$99,611	$2,422	2.43%	$96,286	$2,493	2.59%	$47,886	$1,065	2.22%
Tax-exempt	116,414	6,305	5.42	118,221	6,693	5.66	116,846	6,928	5.93
Total securities	216,025	8,727	4.04	214,507	9,186	4.28	164,732	7,993	4.85
Total loans	905,616	80,177	8.85	854,948	79,246	9.27	761,751	74,456	9.77
Interest-bearing deposits in other banks and federal funds sold	146,622	364	0.25	157,205	378	0.24	68,093	159	0.23
Total earning assets	1,268,263	89,268	7.04	1,226,660	88,810	7.24	994,576	82,608	8.31
Allowance for loan losses	(35,349)			(35,090)			(34,880)
Total non-earning assets	133,030			132,785			108,088
Total assets	$1,365,944			$1,324,355			$1,067,784

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$203,614	$448	0.22%	$186,548	$439	0.24%	$137,615	$412	0.30%
Money market deposit accounts	204,597	563	0.28	181,530	493	0.27	132,449	382	0.29
Savings accounts	99,585	79	0.08	97,643	83	0.09	61,237	73	0.12
Certificates of deposit, $100 or more	139,878	1,282	0.92	139,502	1,299	0.93	133,363	1,464	1.10
Other certificates of deposit	209,909	1,822	0.87	241,231	1,766	0.73	179,387	1,920	1.07
Total time and savings deposits	857,583	4,194	0.49	846,454	4,080	0.48	644,051	4,251	0.66
Borrowings	173,187	4,500	2.60	170,101	4,445	2.61	167,003	4,372	2.62
Total interest-bearing liabilities	1,030,770	8,694	0.84	1,016,555	8,525	0.84	811,054	8,623	1.06
Demand deposits	185,774			166,928			123,859
Other liabilities	22,491			21,261			25,348
Total liabilities	1,239,035			1,204,744			960,261
Shareholders’ equity	126,909			119,611			107,523
Total liabilities and shareholders’ equity	$1,365,944			$1,324,355			$1,067,784
Net interest income		$80,574			$80,285			$73,985
Interest rate spread			6.20%			6.40%			7.25%
Interest expense to average earning assets			0.69%			0.69%			0.87%
Net interest margin			6.35%			6.55%			7.44%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in the components of net interest income on a taxable-equivalent basis, and includes the changes in CVBK’s net interest income since October 1, 2013. We calculated the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate-Volume Recap

	2015 from 2014			2014 from 2013
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans	$(3,646)	$4,577	$931	$(3,988)	$8,778	$4,790
Securities:
Taxable	(155)	84	(71)	199	1,229	1,428
Tax-exempt	(287)	(101)	(388)	(316)	81	(235)
Interest-bearing deposits in other banks and federal funds sold	12	(26)	(14)	5	214	219
Total interest income	(4,076)	4,534	458	(4,100)	10,302	6,202
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(30)	39	9	(100)	127	27
Money market deposit accounts	7	63	70	(23)	134	111
Savings accounts	(6)	2	(4)	(25)	35	10
Certificates of deposit, $100 or more	(20)	3	(17)	(230)	65	(165)
Other certificates of deposit	303	(247)	56	(707)	553	(154)
Total time and savings deposits	254	(140)	114	(1,085)	914	(171)
Borrowings	(25)	80	55	(8)	81	73
Total interest expense	229	(60)	169	(1,093)	995	(98)
Change in net interest income	$(4,305)	$4,594	$289	$(3,007)	$9,307	$6,300

2015 Compared to 2014

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2015 was $80.6 million, compared to $80.3 million for the year ended December 31, 2014. The increase in net interest income for 2015, compared to 2014, was a result of an increase in average earning assets, offset in part by a decrease in net interest margin. Net interest margin decreased 20 basis points to 6.35 percent for 2015 as compared to 2014. The decrease resulted from a decline in the yield on interest-earning assets of 20 basis points, which was primarily attributable to decreases in the yields on the loan and investment securities portfolios, as described below. While the cost of interest-bearing liabilities in 2015 remained level with 2014, deposits continued to shift from higher-cost term deposits to lower-cost deposits, including interest-bearing demand deposits and money market accounts and noninterest-bearing demand deposits.

Average loans, which includes both loans held for investment and loans held for sale, increased $50.7 million to $905.6 million for the year ended December 31, 2015, compared to 2014. Average loans held for sale increased $12.2 million, or 42.1 percent, during 2015, compared to 2014, due to a 14.8 percent increase in loan originations from 2014 to 2015 and fluctuations in the period of time between mortgage loan origination and sales to third-party investors.   Average loans held for investment for the Retail Banking segment increased $37.1 million, or 7.0 percent, for 2015 due to growth in commercial real estate lending, commercial business lending and real estate mortgage segments of the loan portfolio, which was driven by investing in experienced commercial lending personnel and the resurgence in the real estate development and construction sectors in our markets. Average loans held for investment at the Consumer Finance segment increased $705,000, or 0.25 percent, for 2015 due to the purchase of a loan portfolio in the second quarter of 2015, which was acquired to improve interest income in light of the lack of internally generated loan growth.

The overall yield on average loans decreased 42 basis points to 8.85 percent for year ended December 31, 2015, compared to 2014. The decrease in the average loan yield is due to the decline in the average yield at both the Retail Banking and Consumer Finance segments. At the Retail Banking segment the decrease in yield is the result of the effects of the low interest rate environment, coupled with a decline in the net accretion attributable to fair value accounting adjustments recorded in connection with the 2013 acquisition of CVB.  The accretion contributed approximately 25 basis points to the yield on loans and 18 basis points to the yield on interest earning assets and net interest margin for 2015 compared to approximately 32 basis points to the yield on loans, 22 basis points to the yield on interest earning assets and 23 basis points to the net interest margin for 2014.    At the Consumer Finance segment, the decrease in yield is the result of increased competition and loan pricing strategies that competitors have used to grow market share.  Partially offsetting the decrease in the yield is the incremental interest income from the Consumer Finance segment’s higher-yielding acquired loan portfolio that was purchased in the second quarter of 2015.

Average securities available for sale increased $1.5 million for the year ended December 31, 2015, compared to  2014. The average yield on the securities portfolio decreased due to the (1) purchase of lower-yielding shorter-term securities to replace maturities and calls of longer-term, higher yielding securities and (2) the current interest rate environment. The Corporation has utilized the strategy of investing in lower-yielding, shorter-term securities, including mortgage-backed securities, to limit exposure to a potential future rising interest rate environment by limiting the security portfolio’s duration.

Average interest-bearing deposits in other banks, consisting primarily of excess reserves maintained at the Federal Reserve Bank, and federal funds sold decreased $10.6 million for the year ended December 31, 2015, compared to the same period of 2014. These decreases occurred as the Corporation used these funds to partially fund loan growth during 2015. The average yield on these overnight funds increased one basis point during 2015.  Effective December 17, 2015, the Federal Reserve Bank increased the interest rate on excess reserve balances from 0.25 percent to 0.50 percent, which had a minimal effect on yield for the year ended December 31, 2015.

Average interest-bearing time and savings deposits increased $11.1 million for the year ended December 31, 2015, compared to the same period in 2014. The average cost of interest-bearing deposits increased 1 basis point during 2015. The average cost of interest-bearing deposits benefited from the shift in deposit composition from time deposits to non-interest bearing demand deposits and non-term savings, money market and interest-bearing demand deposits, which pay lower interest rates.  However, the rate on other certificates of deposit increased 14 basis points in 2015 over 2014 primarily due to only a partial year of CVB purchase accretion during 2015. The fair value adjustment on the CVB certificates of deposit was fully accreted during the second quarter of 2015. Time deposit accretion related to the accounting adjustment to the CVB time deposits reduced cost by 4 basis points 2015, compared to 13 basis points in 2014.

Average borrowings increased $3.1 million for the year ended December 31, 2015, compared to the same period of 2014. This increase resulted from borrowings related to the purchase of a consumer finance loan portfolio in the second quarter of 2015. The average cost of borrowings declined one basis point during 2015, as a result of the maturity of higher interest rate FHLB advances, which were replaced with lower rate FHLB advances.

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

2014 Compared to 2013

Net interest income, on a taxable-equivalent basis, for the year ended December 31, 2014 was $80.3 million, compared to $74.0 million for the year ended December 31, 2013. The increase in net interest income for 2014, compared to 2013, was a result of an increase in average earning assets resulting from the acquisition of CVBK, offset in part by a decrease in the net interest margin. Net interest margin decreased 89 basis points to 6.55 percent for 2014 relative to 2013. The decrease in net interest margin during 2014 was attributable to a decrease in the yield on interest-earning assets of 107 basis points, offset in part by decreases in the cost of interest-bearing liabilities and an increase in demand deposits that pay no interest. The decrease in the yield on interest-earning assets was primarily attributable to a large increase in interest-bearing deposits in other banks and federal funds sold, which provides the lowest yield of all earning assets, and decreases in the yields on the investment and loan portfolios. The decrease in the cost of interest-bearing liabilities was a result of the sustained low interest rate environment, the repricing of higher-rate certificates of deposit as they mature to lower rates, and a shift in the mix of deposits from higher cost interest-bearing deposits to lower cost deposits, including non-interest-bearing demand deposits and low-cost interest-bearing demand deposits, money market deposits and savings accounts.

Average loans, which includes both loans held for investment and loans held for sale, increased $93.2 million to $854.9 million for the year ended December 31, 2014, compared to 2013. In total, average loans held for investment increased $112.4 million for the year ended December 31, 2014 compared to 2013, which included increases attributable to the acquisition of CVBK on October 1, 2013. These increases were offset in part by a $19.2 million decline in the Mortgage Banking segment’s average portfolio of loans held for sale during 2014, compared to 2013. The decline in demand for mortgage loans and refinancing activity during 2014 resulted in a $242.7 million decrease in loan originations during 2014, representing a 33.6 percent decline compared to 2013.

The overall yield on average loans decreased 50 basis points to 9.27 percent for year ended December 31, 2014, compared to 2013. The majority of the decrease was the result of a 74 basis point decline in the average yield on the Consumer Finance loan portfolio for the year ended December 31, 2014 which was due to increased competition and loan pricing strategies that competitors have used to grow market share.  Partially offsetting these factors in 2014 was $2.7 million of accretion related to the fair value interest adjustments to CVB’s loan portfolio, which contributed approximately 32 basis points to the yield on loans and 22 basis points to the yield on interest earning assets and 23 basis points to the net interest margin for 2014.

Average securities available for sale increased $49.8 million for the year ended December 31, 2014, compared to  2013, which was primarily attributable to the acquisition of CVB’s securities portfolio. The average yield on the securities portfolio decreased due to the (1) lower-yielding securities within CVB’s portfolio that were included for the full year, (2) purchase of lower-yielding shorter-term securities and (3) reinvestment of  the proceeds from calls and maturities of longer-term, higher yielding securities to shorter-term, lower-yielding taxable securities.

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

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$6,336	$—	$—	$6,336
Service charges on deposit accounts	4,322	—	—	—	4,322
Other service charges and fees	4,176	2,597	14	—	6,787
Net gains on calls and sales of available for sale securities	29	—	—	—	29
Investment services income	—	—	—	1,481	1,481
Other income	556	24	1,081	98	1,759
Total noninterest income	$9,083	$8,957	$1,095	$1,579	$20,714

	Year Ended December 31, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$5,086	$—	$—	$5,086
Service charges on deposit accounts	4,468	—	—	—	4,468
Other service charges and fees	3,901	2,314	14	17	6,246
Net gains on calls and sales of available for sale securities	29	—	—	—	29
Investment services income	—	—	—	1,229	1,229
Other income	772	250	1,213	112	2,347
Total noninterest income	$9,170	$7,650	$1,227	$1,358	$19,405

	Year Ended December 31, 2013
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$7,532	$—	$—	$7,532
Service charges on deposit accounts	4,197	—	—	—	4,197
Other service charges and fees	2,917	3,131	9	163	6,220
Net gains on calls of available for sale securities	6	—	—	270	276
Investment services income	—	—	—	1,060	1,060
Other income	552	603	1,181	47	2,383
Total noninterest income	$7,672	$11,266	$1,190	$1,540	$21,668

2015 Compared to 2014

Total noninterest income increased $1.3 million, or 6.7 percent, for the year ended December 31, 2015, compared to the same period in 2014. The increase in total noninterest income for 2015 was attributable to (1) higher loan production at the Mortgage Banking segment resulting in higher gains on sales of loans and ancillary loan origination fees and (2) higher investment services income at the Corporation’s wealth management subsidiary.  These increases were partially offset by lower noninterest income at (1) the Retail Banking segment due to a decline in overdraft and maintenance fees, which was offset in part by higher debit card interchange income and other branch fee income and (2) lower loan servicing fees at the Consumer Finance segment. Other income for both the Retail Banking and Mortgage Banking segments decreased due to the inclusion of net unrealized depreciation in noninterest expense related to the non-qualified deferred compensation plan during 2015, compared to net appreciation during 2014.

2014 Compared to 2013

Total noninterest income decreased $2.3 million, or 10.4 percent, for the year ended December 31, 2014, compared to the same period in 2013. The decrease in total noninterest income for 2014 was attributable to the Mortgage Banking segment where market conditions caused a decline of 33.6 percent in loan origination volume during 2014 and corresponding decreases of $2.4 million in gains on sales of loans and $1.6 million in ancillary loan origination fees constituting a 32.1 percent decline in noninterest income generated by that segment.  Noninterest income also declined because of a nonrecurring $270,000 gain recognized in 2013 from the sale of securities by the Corporation.  These decreases were partially offset by higher noninterest income at the Retail Banking segment, which included a full year of CVB noninterest income. In addition, C&F Bank recognized higher activity-based debit card interchange and service charges on its deposit accounts resulting from increased customer activity during 2014.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$23,185	$4,594	$9,758	$1,389	$38,926
Occupancy expense	6,255	1,850	713	10	8,828
Other expenses:
OREO expenses	71	—	—	—	71
Provision for indemnification losses	—	274	—	—	274
Other expenses	10,829	2,439	4,257	550	18,075
Total other expenses	10,900	2,713	4,257	550	18,420
Total noninterest expense	$40,340	$9,157	$14,728	$1,949	$66,174

	Year Ended December 31, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$22,944	$3,568	$8,962	$836	$36,310
Occupancy expense	6,250	1,832	717	7	8,806
Other expenses:
OREO expenses	6	—	—	—	6
Provision for indemnification losses	—	240	—	—	240
Other expenses	11,302	2,370	4,022	501	18,195
Total other expenses	11,308	2,610	4,022	501	18,441
Total noninterest expense	$40,502	$8,010	$13,701	$1,344	$63,557

	Year Ended December 31, 2013
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$18,361	$4,118	$7,877	$811	$31,167
Occupancy expense	4,665	1,894	823	15	7,397
Other expenses:
OREO expenses	681	—	—	—	681
Provision for indemnification losses	—	558	—	—	558
Other expenses	8,693	2,877	3,477	1,749	16,796
Total other expenses	9,374	3,435	3,477	1,749	18,035
Total noninterest expense	$32,400	$9,447	$12,177	$2,575	$56,599

2015 Compared to 2014

Total noninterest expenses increased $2.6 million, or 4.1 percent, for the year ended December 31, 2015, compared to the same period in 2014. The increase in total noninterest expenses for 2015 resulted primarily from higher personnel costs during 2015  (1) at C&F Bank due to increased staff levels and support positions associated with personnel dedicated to growing C&F Bank's commercial and small business loan portfolios, (2) at C&F Mortgage due to higher production-based compensation associated with the higher loan volume and (3) at C&F Finance due to entry into new markets over the past several years, competition for qualified personnel and staffing increases for compliance and asset quality processes. Other expenses at C&F Finance increased due to higher (1) collection expenses, (2) loan application volume and (3) conversion costs related to data processing and front-end lending systems to enhance our ability to capture a larger share of the market and support future growth.  Other expenses for both the Retail Banking and Mortgage Banking segments included net unrealized depreciation related to the non-qualified deferred compensation plan during 2015, compared to net appreciation included in noninterest income during 2014.  The other segment, which principally includes the Corporation’s holding company operations and wealth management subsidiary, experienced increases in general corporate expenses.  Cost savings related to the integration of CVB into the Bank’s infrastructure contributed to the decline in total noninterest expense at the Retail Banking segment.

2014 Compared to 2013

Total noninterest expenses increased $7.0 million, or 12.3 percent, for the year ended December 31, 2014, compared to the same period in 2013. The increase in total noninterest expenses for 2014, which includes a full year of CVBK noninterest expenses, resulted primarily from higher personnel costs during 2014  (1) at C&F Bank due to increased staff levels and support positions associated with the addition of seven branches through the acquisition of CVB and the addition of new personnel dedicated to growing C&F Bank’s commercial and small business loan portfolio, (2) due to one-time costs and ongoing operating expenses associated with the effects of combining CVB’s operations into C&F Bank’s and (3) due to depreciation of equipment purchased to upgrade CVB’s systems and equipment to conform to C&F Bank’s technology infrastructure. In addition, personnel costs increased at the Consumer Finance segment due to an increase in the number of personnel related to the segment’s expansion efforts throughout 2013.  These increases were partially offset by lower OREO expenses at the Retail Banking segment, lower variable loan production costs at the Mortgage Banking segment and nonrecurring transaction costs recognized in 2013 associated with the Corporation’s acquisition of CVBK.

INCOME TAXES

Income tax expense on 2015 earnings was $4.9 million, resulting in an effective tax rate of 27.9 percent, compared with $5.1 million, or 29.4 percent, in 2014 and $7.1 million, or 33.0 percent, in 2013.  As described in Item 8. “Financial Statement and Supplementary Data,” under the heading “Note 2: Adoption of New Accounting Standards,” effective January 1, 2015, the Corporation began recognizing amortization of its investments in qualified affordable housing projects as a component of income taxes.  As required by ASU 2014-01, noninterest expense and income tax expense for 2014 and 2013 have been restated for the retrospective application of this standard.  Accordingly, income tax expense included $406,000, $415,000, and $396,000 of amortization of its investments in qualified affordable housing projects during the years ended December 31, 2015, 2014 and 2013, respectively.  The Corporation’s effective tax rate has progressively declined over the past three years as a result of earnings growth at the Retail Banking segment, which is exempt from state income taxes and has included tax-exempt income on securities issued by states and political subdivisions.  Further, the Corporation’s effective tax rate in 2013 was somewhat inflated due to the effect of $707,000 of non-deductible expenses associated with the acquisition of CVBK on October 1, 2013.

ASSET QUALITY

Allowance and Provision for Loan Losses

Allowance for Loan Losses Methodology – Retail Banking and Mortgage Banking. We conduct an analysis of the loan portfolio on a regular basis. This analysis includes purchased performing loans acquired in connection with the Corporation’s acquisition of CVBK on October 1, 2013. We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses. The review process generally begins with loan officers or management identifying problem loans to be reviewed on an individual basis for impairment. In addition to these loans, all substandard commercial, construction and residential loans in excess of $500,000 and all troubled debt restructurings are considered for individual impairment testing.  We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. If a loan is considered impaired, impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When a loan is determined to be impaired, we follow a consistent process to measure that impairment in our loan portfolio. We then establish a specific allowance for impaired loans based on the difference between the carrying value of the loan and its estimated fair value.  For collateral dependent loans we obtain an updated appraisal if we do not have a current one on file.  Appraisals are performed by independent third party appraisers with relevant industry experience.  We may make adjustments to the appraised value based on recent sales of similar properties or general market conditions when appropriate.  We segregate loans meeting the classification criteria for special mention, substandard, doubtful and loss, as well as impaired loans from performing loans within the portfolio. The remaining non-classified loans are grouped by loan type (e.g., commercial, consumer) and by risk rating. We assign each loan type an allowance factor based on the associated risk, current economic conditions, past performance, complexity and size of the individual loans within the particular loan category. We assign classified loans (i.e., special mention, substandard, doubtful, loss) a higher allowance factor than non-classified loans within a particular loan type based on our concerns regarding collectibility or our knowledge of particular elements surrounding the borrower. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history for relevant periods of time which can vary depending on economic conditions, and our judgment based on the overall analysis of the lending environment including the general economic conditions.  Our analysis of charge-off history also considers economic cycles and the trends during those cycles.  Those cycles that more closely match the current environment are considered more relevant during our review.   The allowance for loan losses is the aggregate of specific allowances, the calculated allowance required for classified loans by category and the general allowance for each portfolio type.

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

•

Special mention loans have a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

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

Allowance for Loan Losses Methodology - PCI Loans - As previously described, on a quarterly basis we evaluate our estimate of cash flows expected to be collected on PCI loans. These evaluations require the continued assessment of key assumptions and estimates similar to the initial estimate of fair value, such as the effect of collateral value changes, changing loss severities, estimated and experienced prepayment speeds and other relevant factors. Subsequent decreases to the expected cash flows to be collected on a PCI loan will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. For a more detailed description, see “Critical Accounting Policies” in this Item 7.

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

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred, as a percentage of loans outstanding, was 2.13 percent in 2015, 2.10 percent in 2014 and 1.32 percent in 2013.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance, beginning of period	$35,606	$34,852	$35,907	$33,677	$28,840
Provision for loan losses:
Retail Banking segment	—	—	1,030	2,400	6,000
Mortgage Banking segment	45	60	90	165	360
Consumer Finance segment	15,467	16,270	13,965	9,840	7,800
Total provision for loan losses	15,512	16,330	15,085	12,405	14,160
Loans charged off:
Real estate—residential mortgage	(144)	(161)	(849)	(793)	(1,096)
Real estate—construction[1]	—	—	—	—	—
Commercial, financial and agricultural[2]	(21)	(271)	(2,298)	(2,074)	(2,566)
Equity lines	(19)	(80)	(126)	(159)	(52)
Consumer	(317)	(312)	(399)	(337)	(319)
Consumer finance	(19,816)	(19,022)	(16,398)	(10,134)	(8,144)
Total loans charged off	(20,317)	(19,846)	(20,070)	(13,497)	(12,177)
Recoveries of loans previously charged off:
Real estate—residential mortgage	257	59	106	35	98
Real estate—construction[1]	—	—	3	—	—
Commercial, financial and agricultural[2]	31	210	227	121	173
Equity lines	1	—	28	79	12
Consumer	268	250	173	207	122
Consumer finance	4,211	3,751	3,393	2,880	2,449
Total recoveries	4,768	4,270	3,930	3,322	2,854
Net loans charged off	(15,549)	(15,576)	(16,140)	(10,175)	(9,323)
Allowance, end of period	$35,569	$35,606	$34,852	$35,907	$33,677
Ratio of net (recoveries) charge-offs to average total loans outstanding during period for Retail Banking and Mortgage Banking	(0.01)%	0.06%	0.73%	0.72%	0.89%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	5.50%	5.39%	4.59%	2.76%	2.39%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

The allocation of the allowance at December 31 for the years indicated and the ratio of corresponding outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,471	$2,313	$2,355	$2,358	$2,379
Real estate—construction [1]	94	434	434	424	480
Commercial, financial and agricultural [2]	7,755	7,744	7,805	9,824	10,040
Equity lines	1,052	812	892	885	912
Consumer	243	211	273	283	319
Consumer finance	23,954	24,092	23,093	22,133	19,547
Unallocated	—	—	—	—	—
Total allowance for loan losses	$35,569	$35,606	$34,852	$35,907	$33,677
Ratio of loans to total period-end loans:
Real estate—residential mortgage	21%	21%	23%	22%	22%
Real estate—construction [1]	1	1	1	1	1
Commercial, financial and agricultural [2]	39	37	35	30	33
Equity lines	6	6	6	5	5
Consumer	1	1	1	1	1
Consumer finance	32	34	34	41	38
	100%	100%	100%	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2015 were as follows:

TABLE 7A: Credit Quality Indicators *

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,107	$1,276	$2,083	$2,297	$186,763
Real estate – construction [2]	7,687	72	—	—	7,759
Commercial, financial and agricultural [3]	317,720	9,080	26,302	2,960	356,062
Equity lines	48,392	617	221	881	50,111
Consumer	8,760	116	116	19	9,011
	$563,666	$11,161	$28,722	$6,157	$609,706

*Included in the table above are loans purchased in connection with the acquisition of CVB of $71.1 million pass rated, $4.1 million special mention, $5.2 million substandard and $542,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$290,925	$830	$291,755

[1]	At December 31, 2015, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2014 were as follows:

TABLE 7B: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$171,414	$2,978	$2,953	$2,472	$179,817
Real estate – construction [2]	4,677	—	2,648	—	7,325
Commercial, financial and agricultural [3]	269,631	7,591	27,590	2,033	306,845
Equity lines	48,443	772	750	356	50,321
Consumer	7,984	103	33	43	8,163
	$502,149	$11,444	$33,974	$4,904	$552,471

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

The Retail Banking segment’s allowance for loan losses increased $56,000 since December 31, 2014 as a result of net recoveries during 2015.  While there was an increase in nonaccrual loans and loans 90 days or more past due and still accruing since December 31, 2014, there was no provision for loan losses at the Retail Banking segment during 2015 because of the overall improvement in the quality of the loan portfolio as indicated by the $5.2 million decline in substandard loans, partially offset by a $1.3 million increase in substandard nonaccrual loan.  The increase in nonaccrual loans was primarily due to one customer relationship of $956,000 moving to nonaccrual status during 2015.  The allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.86 percent at December 31, 2015, compared to 2.08 percent at December 31, 2014. We believe that the current level of the allowance for loan losses at C&F Bank is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and reocveries, current economic conditions, overall portfolio quality and review of specific criticized loans. If loan concentrations within the Bank’s loan portfolio result in higher credit risk or if economic conditions worsen, a higher loan loss allowance may be warranted in future periods, which may require a provision for loan losses.

The Consumer Finance segment’s allowance for loan losses decreased by $138,000 to $24.0 million at December 31, 2015 from $24.1 million at December 31, 2014, and its provision for loan losses decreased $803,000 for the year ended December 31, 2015, as compared to 2014. The net charge-off ratio for the year ended December 31, 2015 was 5.50 percent, compared to 5.39 percent for the year ended December 31, 2014.  The increase in this ratio for the year ended December 31, 2015 was due to net charge-offs related to the consumer finance loans purchased during the second quarter of 2015, which had the effect of increasing this ratio 56 basis points.  The allowance for loan losses as a percentage of loans  decreased to 8.21 percent at December 31, 2015, compared to 8.50 percent at December 31, 2014.  The decrease in this rate at December 31, 2015 was primarily due to the inclusion of the purchased consumer finance loans, which were recorded at a discount and had the effect of reducing this ratio 32 basis points at December 31, 2015.  While we expect the purchase discount accretion on this portfolio to mitigate the effect of losses on the purchased portfolio, this portfolio is routinely re-evaluated as part of the segment’s overall analysis of the adequacy of the allowance for loan losses.  As previously described, the Consumer Finance segment, at times, offers payment deferrals to borrowers.  The average amounts deferred, as a percentage of average loans outstanding during 2015 was 2.13%, compared to 2.10% during 2014.  Increased use of deferrals may result in a lengthening of the loss confirmation period.  We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb probable losses inherent in the loan portfolio. However, if factors influencing the Consumer Finance segment result in higher net charge-off ratio in future periods, the Consumer Finance segment may need to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

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

At the Consumer Finance segment, the automobile repossession process is generally initiated after a loan becomes more than 60 days delinquent. Repossessions are handled by independent repossession firms engaged by C&F Finance. After the prescribed waiting period, the repossessed automobile is sold in a third-party auction. We credit the proceeds from the sale of the automobile, and any other recoveries, against the balance of the loan and related fees. Proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the loan, and the resulting deficiency is charged off. The charge-off represents the difference between the actual net sale proceeds minus collections and repossession expenses and the principal balance of the delinquent loan. C&F Finance pursues collection of deficiencies, as allowed by state law, when it deems such action to be appropriate.

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	2015	2014	2013	2012	2011
Loans, excluding purchased loans	$525,283	$447,614	$402,755	$395,664	$401,745
Purchased performing loans[1]	67,022	80,146	104,471	—	—
Purchased credit impaired loans[1]	13,908	21,424	32,520	—	—
Total loans	$606,213	$549,184	$539,746	$395,664	$401,745

Nonaccrual loans[2]	$5,615	$4,114	$3,740	$11,461	$10,011
Purchased performing-nonaccrual loans[3] [9]	542	603	651	—	—
Total nonaccrual loans	6,157	4,717	4,391	11,461	10,011
OREO[4]	942	786	2,768	6,236	6,059
Total nonperforming assets[5]	$7,099	$5,503	$7,159	$17,697	$16,070

Accruing loans past due for 90 days or more[6] [9]	$761	$14	$75	$—	$68
Troubled debt-restructurings (TDRs)[2]	$5,080	$5,549	$5,217	$16,492	$17,094
Purchased performing TDRs[7] [9]	$264	$278	$403	$—	$—
Allowance for Loan Losses (ALL)	$11,017	$10,961	$11,266	$13,380	$13,650
Nonperforming assets to total loans and OREO	1.17%	1.00%	1.34%	4.40%	3.94%
ALL to total loans, excluding purchased credit impaired loans[8]	1.86	2.08	2.22	3.38	3.40
ALL to total nonaccrual loans	178.93	232.37	256.57	116.75	136.35
Net (recoveries) charge-offs to average total loans	(0.01)	0.06	0.73	0.72	0.89

[1]

The loans acquired from CVB are tracked in two separate categories - "purchased performing" and "purchased credit impaired." The fair value adjustments for the purchased performing loans are (1) $932,000 at December 31, 2015, $1.1 million at December 31, 2014, and $1.3 million at December 31, 2013 for interest and (2) $3.0 million at December 31, 2015, $3.8 million at December 31, 2014, and $5.2 million at December 31, 2013 for credit. The fair value adjustments for the purchased credit impaired loans are (1) $4.0 million at December 31, 2015, $5.1 million at December 31, 2014 and $5.0 million at December 31, 2013 for interest and (2) $7.8 million at December 31, 2015, $10.0 million at December 31, 2014 and $11.5 million at December 31, 2013 for credit.

[2]

Nonaccrual loans include nonaccrual TDRs of $2.5 million at December 31, 2015, $2.0 million at December 31, 2014, $2.6 million at December 31, 2013, $9.8 million at December 31, 2012 and $8.4 million million at December 31, 2011.

[3]	Purchased performing-nonaccrual loans are presented net of fair value interest and credit marks totaling $247,000 at December 31, 2015, $249,000 at December 31, 2014 and $488,000 December 31, 2013.
[4]	OREO is recorded at its estimated fair market value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in the Asset Quality section of this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $172,000 as of December 31, 2015.
[7]	Purchased performing TDRs are accruing and are presented net of fair value interest and credit marks totaling $8,300 at December 31, 2015, $9,200 at December 31, 2014 and $11,000 at December 31, 2013.
[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

[9]

Because the Corporation acquired CVB on October 1, 2013, information regarding CVB’s nonperforming assets for periods prior to the acquisition is not included in Table 8.  Further, as required by purchase accounting, PCI loans that were considered nonaccrual and TDRs prior to acquisition lose these designations and are not included in post-acquisition nonperforming assets in Table 8.

Mortgage Banking Segment

(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$—	$187	$—	$—	$621
Total loans	$3,493	$3,288	$2,914	$2,340	$2,611
Allowance for loan losses	$598	$553	$493	$393	$480
Nonaccrual loans to total loans	—%	5.69%	—%	—%	23.78%
Allowance for loan losses to total loans	17.12	16.82	16.92	16.79	18.38
Allowance for loan losses to nonaccrual loans	—	295.72	—	—	77.29

Consumer Finance Segment

(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$830	$1,040	$1,187	$655	$381
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Total loans	$291,755	$283,333	$277,724	$278,186	$246,305
Allowance for loan losses	$23,954	$24,092	$23,093	$22,133	$19,547
Nonaccrual loans to total loans	0.28%	0.37%	0.43%	0.24%	0.15%
Allowance for loan losses to total loans	8.21	8.50	8.32	7.96	7.94
Net charge-offs to average total loans	5.50	5.39	4.59	2.76	2.39

Table 9 presents the changes in the OREO balance for 2015 and 2014

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Balance at the beginning of year, gross	$815	$6,904
Transfers between loans and other real estate owned	824	1,960
Charge-offs	(63)	(4,135)
Sales proceeds	(706)	(4,382)
Gain on disposition	242	354
Deferred gain on disposition	(114)	114
Balance at the end of year, gross	998	815
Less valuation allowance	(56)	(29)
Balance at the end of year, net	$942	$786

Nonperforming assets of the Retail Banking segment totaled $7.1 million at December 31, 2015, compared to $5.5 million at December 31, 2014, a 29.0 percent increase during 2015. Nonperforming assets at December 31, 2015 included $6.2 million of nonaccrual loans, compared to $4.7 million at December 31, 2014, and $942,000 of OREO compared to $786,000 at December 31, 2014. The ratio of the allowance for loan losses to nonaccrual loans decreased to 178.93 percent at December 31, 2015 from 232.37 percent at December 31, 2014. The increase in nonaccrual loans since December 31, 2014 was primarily due to one customer relationship of $956,000, consisting of a commercial real estate mortgage loan and an equity line, moving to nonaccrual status during 2015.  The remaining increase in nonaccrual loans was generally attributable to the credit deterioration of certain smaller balance loans, partially offset by principal payments on existing nonaccrual loans.

We believe we have provided adequate loan loss reserves based on our evaluations of collectability of loans, which considers trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect borrowers’ ability to repay and collateral values, overall portfolio quality and review of specific potential losses.

The Corporation’s aggregate OREO properties were $942,000 at December 31, 2015, compared to $786,000 at December 31, 2014, and primarily consisted of residential lots. These properties have been written down to their estimated fair values less cost to sell. The growth in OREO during 2015 resulted from foreclosures, partially offset by sales in 2015.  In connection with the OREO sales in 2014, the Corporation recognized $4.1 million of OREO charge-offs which were largely provided for through OREO loss provisions recognized in prior periods.

Nonaccrual loans at the Consumer Finance segment decreased to $830,000 at December 31, 2015 from $1.0 million at December 31, 2014. As noted above, the allowance for loan losses at the Consumer Finance segment decreased from $24.1 million at December 31, 2014 to $24.0 million at December 31, 2015, and the ratio of the allowance for loan losses to total consumer finance loans was 8.21 percent as of December 31, 2015, compared to 8.50 percent at December 31, 2014. The decrease in this ratio is primarily due to the inclusion of the consumer finance loans purchased during the second quarter of 2015, which had the effect of reducing this ratio 32 basis points at December 31, 2015. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.

If interest on nonaccrual loans had been recognized, we would have recorded additional gross interest income of $531,000 for 2015, $413,000 for 2014, and $479,000 for 2013. Interest received on nonaccrual loans was $246,000 for 2015, $233,000 in 2014, $241,000 in 2013.

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

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2015, were as follows:

TABLE 10A: Impaired Loans

	Recorded			Average
	Investment	Unpaid		Balance-	Interest
	in	Principal	Related	Impaired	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,689	$2,828	$360	$2,782	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,319	2,522	438	2,362	35
Commercial business lending	99	99	28	108	1
Equity lines	30	32	—	32	1
Consumer	207	207	23	208	7
Total	$5,344	$5,688	$849	$5,492	$141

Impaired loans, which included $5.8 million of TDR loans, and the related allowance at December 31, 2014, were as follows:

TABLE 10B: Impaired Loans

	Recorded			Average
	Investment	Unpaid		Balance	Interest
	in	Principal	Related	Total	Income
(Dollars in thousands)	Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

TDRs at December 31, 2015 and 2014 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,
(Dollars in thousands)	2015	2014
Accruing TDRs	$2,810	$3,801
Nonaccrual TDRs[1]	2,534	2,026
Total TDRs[2]	$5,344	$5,827

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

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

Allowance for Indemnification Losses

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation, fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2015. The following table presents the changes in the allowance for indemnification losses for the periods presented:

TABLE 12: Allowance for Indemnification Losses

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Allowance, beginning of period	$2,089	$2,415	$2,092
Provision for indemnification losses	274	240	558
Payments	—	(566)	(235)
Allowance, end of period	$2,363	$2,089	$2,415

The higher levels of the provision for indemnification losses and payments during 2013 relative to 2015 and 2014 were attributable to more claims arising throughout the mortgage banking industry from more stringent agency (i.e., Fannie Mae, Freddie Mac) loan reviews.

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

At December 31, 2015, the Corporation had total assets of $1.41 billion compared to $1.34 billion at December 31, 2014. The significant components of the Corporation’s balance sheet are discussed below.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Retail Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans originated through the Mortgage Banking segment sold to third-party investors. At December 31, 2015, the Corporation’s loans held for investment in all categories, net of the allowance for loan losses, totaled $865.9 million and loans held for sale had a fair value of $44.0 million.

Tables 13 and 14 present information pertaining to the composition of loans and maturity/repricing of loans.

TABLE 13: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Real estate—residential mortgage	$186,763	$179,817	$188,455	$149,257	$147,135
Real estate—construction [1]	7,759	7,325	5,810	5,062	5,737
Commercial, financial, and agricultural [2]	356,062	306,845	288,593	205,052	212,235
Equity lines	50,111	50,321	50,795	33,324	33,192
Consumer	9,011	8,163	9,007	5,309	6,057
Consumer finance	291,755	283,333	277,724	278,186	246,305
Total loans	901,461	835,804	820,384	676,190	650,661
Less allowance for loan losses	(35,569)	(35,606)	(34,852)	(35,907)	(33,677)
Total loans, net	$865,892	$800,198	$785,532	$640,283	$616,984

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 14: Maturity/Repricing Schedule of Loans

	December 31, 2015
	Commercial,
	Financial,	Real Estate
(Dollars in thousands)	and Agricultural	Construction
Variable Rate:
Within 1 year	$63,069	$392
1 to 5 years	30,357	500
After 5 years	32,993	—
Fixed Rate:
Within 1 year	$14,255	$4,155
1 to 5 years	64,798	2,712
After 5 years	150,590	—

The increase in total loans from December 31, 2014 to December 31, 2015 was primarily due to a $49.2 million, or 16.0%, increase in commercial, financial and agricultural loans that was driven by successful investments in our commercial lending personnel and strength in commercial lending in our local markets.

Total loans at December 31, 2015 and 2014 include loans purchased in connection with the Corporation’s acquisition of CVB on October 1, 2013. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. The acquired loans fall into two categories, purchased performing loans and purchased credit-impaired (PCI) loans. On the date of acquisition, the Corporation acquired PCI loans with a fair value of $35.3 million and acquired purchased performing loans with a fair value of $111.8 million. The following tables present the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation’s balance sheet at December 31, 2015 and 2014:

TABLE 15: PCI and Purchased Performing Loans

	December 31, 2015
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$25,701	$70,993	$96,694
Carrying amount
Real estate – residential mortgage	$1,305	$15,478	$16,783
Commercial, financial and agricultural	12,317	37,287	49,604
Equity lines	286	13,969	14,255
Consumer	—	288	288
Total acquired loans	$13,908	$67,022	$80,930

	December 31, 2014
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$36,541	$85,015	$121,556
Carrying amount
Real estate – residential mortgage	$1,723	$18,688	$20,411
Commercial, financial and agricultural	19,367	45,015	64,382
Equity lines	318	15,464	15,782
Consumer	16	979	995
Total acquired loans	$21,424	$80,146	$101,570

See “Critical Accounting Policies” in this Item 7 for a description of the Corporation’s accounting for purchased performing and PCI loans.

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

Residential Mortgage Lending – Held for Sale

The Mortgage Banking segment’s guidelines for underwriting conventional conforming loans comply with the underwriting criteria established by Fannie Mae, Freddie Mac and/or the applicable third party investor. The guidelines for non-conforming conventional loans are based on the requirements of private investors and information provided by third-party investors. The guidelines used by C&F Mortgage to originate FHA-insured, USDA-guaranteed and VA-guaranteed loans comply with the criteria established by HUD, the USDA, the VA and/or the applicable third party investor. The conventional loans that C&F Mortgage originates that have loan-to-value ratios greater than 80 percent at origination are generally insured by private mortgage insurance.

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

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for a typical construction loan ranges from nine months to 15 months for the construction of an individual residence and from 15 months to a maximum of three years for larger residential or commercial projects. We do not typically amortize construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The Bank offers fixed and variable interest rates on construction loans. We do not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, we limit the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80 percent of the property’s fair market value, or 85 percent of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project conducted by an appraiser acceptable to the Bank. For larger projects where unit absorption or leasing is a concern, we may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

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

Consumer Lot Lending

The Retail Banking segment’s consumer lot loans are made to individuals for the purpose of acquiring an unimproved building site for the construction of a residence that generally will be occupied by the borrower. Consumer lot loans are made only to individual borrowers, and each borrower generally must certify his or her intention to build and occupy a single-family residence on the lot. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is fixed or variable at a rate that is slightly higher than prevailing rates for one-to-four family residential mortgage loans. We do not believe consumer lot loans bear as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community.

Loans associated with consumer lot lending are included in the real estate—construction category in Table 13: Summary of Loans Held for Investment.

Commercial Real Estate Lending

The Retail Banking segment’s commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties. Present policy authorizes commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. We also will consider making commercial real estate loans secured by non-owner-occupied properties under the following two conditions: (1) the borrower is in strong financial condition and presents a substantial business opportunity for the Corporation and (2) the borrower has substantially pre-leased the improvements to high-caliber tenants.

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

Land Acquisition and Development Lending

The Retail Banking segment makes land acquisition and development loans to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings and a variety of commercial uses. Our policy is to make land acquisition loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction. We will make both land acquisition and development loans to residential builders, experienced developers and others in strong financial condition to provide additional construction and mortgage lending opportunities for the Bank.

We underwrite and process land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For land acquisition and development loans, we use lower loan-to-value ratios, which are a maximum of 65 percent for raw land, 75 percent for land development and improved lots and 80 percent of the discounted appraised value of the property as determined in accordance with the appraisal policies for developed lots for single-family or townhouse construction. We can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more unconditional personal guarantees. Because these loans are usually larger in amount and involve more risk than consumer lot loans, we carefully evaluate the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

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

Commercial Business Lending

The Retail Banking segment’s commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans. In general, these credit facilities carry the unconditional guaranty of the owners and/or stockholders.

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

Consumer Lending

The Retail Banking segment offers a variety of consumer loans, including automobile, personal secured and unsecured, and loans secured by savings accounts or certificates of deposit. The shorter terms and generally higher interest rates on consumer loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, we believe the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.  These loans must satisfy our underwriting criteria, including loan-to-value, debt ratio and credit score guidelines.

Loans associated with consumer lending are included in the consumer category in Table 13: Summary of Loans Held for Investment.

Consumer Finance

The Consumer Finance segment has an extensive automobile dealer network through which it purchases installment contracts throughout its markets. Credit approval is centralized in two locations, which along with the application processing system, ensures that contract purchase decisions comply with C&F Finance’s underwriting policies and procedures.

Finance contract application packages completed by prospective borrowers are submitted by the automobile dealers electronically through a third-party online automotive sales and finance platform to C&F Finance’s automated origination and application system, which processes the credit bureau report, generates all relevant loan calculations and displays the requested contract structure. C&F Finance personnel with credit authority review the transaction and determine whether to approve or deny the purchase of the contract. The purchase decision is based primarily on the applicant’s credit history with emphasis on prior auto loan history, current employment status, income, collateral type and mileage, and the loan-to-value ratio.

The Consumer Finance segment’s underwriting and collateral guidelines form the basis for the purchase decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. C&F Finance’s typical customers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we expect C&F Finance to sustain a higher level of credit losses than traditional automobile financing sources. However, C&F Finance generally purchases contracts with interest at higher rates than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for loan losses for this segment of the Corporation’s loan portfolio.

Loans associated with automobile sales finance are included in the consumer finance category in Table 13: Summary of Loans Held for Investment.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2015 and 2014, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 16 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 16: Securities Available for Sale

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$18,501	9%	$22,934	10%
Mortgage-backed securities	77,027	35	67,619	31
Obligations of states and political subdivisions	123,948	56	131,344	59
Total available for sale securities at fair value	$219,476	100%	$221,897	100%

The Corporation seeks to diversify its portfolio to minimize risk, including by purchasing shorter-duration mortgage-backed securities to reduce interest rate risk and for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-adjusted yield obtained from these securities. All of the Corporation’s mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises. The municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, is the largest component within the securities portfolio. At December 31, 2015, approximately 97 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.

Table 17 presents additional information pertaining to the composition of the securities portfolio by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 17: Maturity of Securities

	Year Ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury securities:
Maturing within 1 year	$—	—%	$—	—%	$10,000	0.01%
Maturing after 1 year, but within 5 years	—	—	—	—	—	—
Maturing after 5 years, but within 10 years	—	—	—	—	—	—
Maturing after 10 years	—	—	—	—	—	—
Total U.S. Treasury securities	—	—	—	—	10,000	0.01
U.S. government agencies and corporations:
Maturing within 1 year	8,600	2.35	15,252	2.35	16,482	2.21
Maturing after 1 year, but within 5 years	—	—	998	0.74	1,502	0.68
Maturing after 5 years, but within 10 years	10,159	2.23	6,160	2.21	5,534	2.20
Maturing after 10 years	—	—	999	2.51	8,985	3.27
Total U.S. government agencies and corporations	18,759	2.29	23,409	2.43	32,503	1.64
Mortgage-backed securities:
Maturing within 1 year	1	6.23	3	6.24	2	4.50
Maturing after 1 year, but within 5 years	64,549	2.13	41,535	2.34	1,403	3.00
Maturing after 5 years, but within 10 years	10,947	3.02	21,954	2.76	2,392	2.68
Maturing after 10 years	1,460	2.71	3,224	2.86	47,521	2.76
Total mortgage-backed securities	76,957	2.27	66,716	2.76	51,318	2.38
States and municipals:[1]
Maturing within 1 year	18,023	4.67	15,946	5.36	11,188	5.94
Maturing after 1 year, but within 5 years	71,710	5.02	68,551	4.95	51,002	5.66
Maturing after 5 years, but within 10 years	16,208	5.50	20,405	5.36	38,547	5.26

Maturing after 10 years	12,448	6.35	19,410	6.45	22,992	6.42
Total states and municipals	118,389	5.17	124,312	5.70	123,729	5.91
Corporate and other debt securities:
Maturing within 1 year	—	—	—	—	—	—
Maturing after 1 year, but within 5 years	—	—	—	—	—	—
Maturing after 5 years, but within 10 years	—	—	—	—	—	—
Maturing after 10 years	—	—	—	—	158	9.44
Total corporate and other debt securities	—	—	—	—	158	9.44
Total securities:
Maturing within 1 year	26,624	3.92	31,201	3.89	37,672	2.73
Maturing after 1 year, but within 5 years	136,259	3.65	111,084	4.06	53,907	5.45
Maturing after 5 years, but within 10 years	37,314	3.88	48,519	3.78	46,473	4.76
Maturing after 10 years	13,908	5.97	23,633	5.79	79,656	3.89
Total securities	$214,105	3.87%	$214,437	4.16%	$217,708	4.26%

[1]	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 34 percent.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $1.07 billion at December 31, 2015, compared to $1.03 billion at December 31, 2014. The $47.5 million increase in deposits from December 31, 2014 to December 31, 2015 occurred primarily in non-term accounts, as depositors shifted from time deposits in order to position themselves for flexibility regarding the availability of their funds in the event of an increase in interest rates.

The Corporation had $2.9 million in brokered money market deposits outstanding at December 31, 2015, compared to $3.1 million in brokered money market deposits at December 31, 2014. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 18 presents the average deposit balances and average rates paid for the years 2015, 2014 and 2013.

TABLE 18: Average Deposits and Rates Paid

	Year Ended December 31,
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$185,774		$166,928		$123,859
Interest-bearing transaction accounts	203,614	0.22%	186,548	0.24%	137,615	0.30%
Money market deposit accounts	204,597	0.28	181,530	0.27	132,449	0.29
Savings accounts	99,585	0.08	97,643	0.09	61,237	0.12
Certificates of deposit, $100 thousand or more	139,878	0.92	139,502	0.93	133,363	1.10
Other certificates of deposit	209,909	0.87	241,231	0.73	179,387	1.07
Total interest-bearing deposits	857,583	0.49%	846,454	0.48%	644,051	0.66%
Total deposits	$1,043,357		$1,013,382		$767,910

Table 19 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2015.

TABLE 19: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2015
3 months or less	$13,576
3-6 months	15,252
6-12 months	36,138
Over 12 months	90,169
Total	$155,135

BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings. Short-term borrowings from the Federal Reserve Bank and the FHLB may be used to fund the Corporation’s day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB, advances under a non-recourse revolving bank line of credit, and securities sold under agreement to repurchase with a third-party correspondent bank. All FHLB advances are secured by a blanket floating lien on all of C&F Bank’s qualifying closed-end and revolving open-end loans secured by 1-4 family residential properties. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance. The repurchase agreement is secured by a portion of C&F Bank’s securities portfolio.

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

For further information concerning the Corporation’s borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9. Borrowings.”

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $159.2 million at December 31, 2015, and $136.0 million at December 31, 2014.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $11.0 million at December 31, 2015, and $13.4 million at December 31, 2014.

At December 31, 2015, C&F Mortgage had interest rate lock commitments (or IRLCs) to originate mortgage loans aggregating $43.9 million and loans held for sale of $43.2 million. At December 31, 2015, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed to-be-announced securities (TBAs) for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2015, C&F Mortgage had best efforts forward sales contracts with a notional value of $87.1 million. The fair value of these derivative instruments at December 31, 2015 was $744,000, which was included in other assets.  There were no loans to be delivered on a mandatory basis at December 31, 2015.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to lending program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve that, in management’s judgment, will be adequate to absorb any losses arising from valid indemnification requests. Payments made under these recourse provisions were $566,000 in 2014 and $235,000 in 2013.  There were no payments made in 2015.

Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.0 million and $15.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2020 and December 2019, respectively. The cash flow hedges’ total notional amount is $25.0 million. At December 31, 2015, the cash flow hedges had a fair value of $(175,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2015. Therefore, the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $277.3 million at December 31, 2015, compared to $279.1 million at December 31, 2014. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2015 are presented in Table 20.

TABLE 20: Funding Sources

	December 31, 2015
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	149,977	47,000	102,977
Borrowings from Federal Reserve Bank	15,032	—	15,032
Revolving line of credit	120,000	88,029	31,971
Total	$405,009	$140,029	$264,980

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

Time deposits of $100,000 or more, maturing in less than a year, totaled $65.0 million at December 31, 2015; time deposits of $100,000 or more, maturing in more than one year, totaled $90.2 million.

The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2015 are presented in Table 21.

Table 21: Contractual Obligations

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Bank lines of credit	$88,029	$—	$88,029	$—	$—
FHLB advances [1]	47,000	7,500	25,000	14,500	—
Trust preferred capital notes	25,139	—	—	—	25,139
Securities sold under agreements to repurchase	5,000	—	5,000	—	—
Operating leases	4,628	1,411	2,191	932	94
Total[2]	$169,796	$8,911	$120,220	$15,432	$25,233

[1]

FHLB advances include convertible advances of $17.5 million maturing in 2017 and $5.0 million maturing in 2018. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances (1) prior to their respective conversion dates, (2) if the FHLB does not convert the advance on the conversion date, or, (3) after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. FHLB advances also include fixed rate hybrid advances of $7.5 million, $2.5 million, $7.0 million, and $7.5 million maturing in 2016, 2018, 2019, and 2020, respectively. These advances provide fixed-rate funding until the stated maturity date. We may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9. Borrowings.”

[2]	At December 31, 2015 there were no outstanding federal funds purchased or borrowings from the Federal Reserve Bank.

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

Changes to the regulatory capital framework that were approved in July 2013 by the federal banking agencies (the Basel III Final Rule) began applying to the Corporation and the Bank on January 1, 2015, subject to limited phase-in periods. In addition to the primary indicators relied on by bank regulators in measuring capital position prior to 2015 (i.e., Tier 1 capital, total risk-based capital and leverage ratios), banking regulators now measure the common equity tier 1 capital (CET1) ratio when evaluating an institution’s capital position. Refer to Item 1. “Business” under the heading “Regulation and Supervision” for an overview of the Basel III Final Rules. The Corporation’s CET1 to total risk-weighted assets ratio was 11.2 percent at December 31, 2015. The Corporation’s Tier 1 capital to risk-weighted assets ratio was 13.7 percent at December 31, 2015, compared with 13.3 percent at December 31, 2014. The total capital to risk-weighted assets ratio was 15.0 percent at December 31, 2015, compared with 14.5 percent at December 31, 2014. The Tier 1 leverage ratio was 10.0 percent at December 31, 2015, compared with 9.2 percent at December 31, 2014. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued by the Corporation in December 2007 and July 2005, as well as issued by CVBK in 2003 and assumed by the Corporation in March 2014.

Shareholders’ equity was $131.1 million at year-end 2015 compared with $123.6 million at year-end 2014. During 2015, the Corporation declared common stock dividends of $1.22 per share, compared to $1.19 per share declared in 2014 and $1.16 per share declared in 2013. The dividend payout ratio was 33.2 percent of basic earnings per share for the year ended December 31, 2015, compared to 32.8 percent in 2014 and 26.6 percent in 2013. On May 14, 2014, the Corporation repurchased from the United States Treasury a ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share at an initial exercise price of $17.91 per share (Warrant).  The Warrant was originally issued in connection with the Corporation’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program.  The Corporation paid an aggregate purchase price of $2.3 million for the Warrant, which has been cancelled.  The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will affect the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation had three outstanding interest rate swaps used as hedging transactions at December 31, 2015.  The interest rate swaps were entered into to fix the rate of interest paid on $25.0 million of the Corporation’s variable rate trust preferred capital notes. Two interest rate swaps with a total notional value of $15.0 million mature in 2019 and one interest rate swap with a notional value of $10.0 million matures in 2020.

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

The Corporation assumes interest rate risk in the normal course of operations. The fair values of most of the Corporation’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities and repricing dates of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings and by investing in securities with terms that manage the Corporation’s overall interest rate risk.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2015, indicate that the Corporation would expect net interest income to decrease over the next twelve months 3.51 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 1.89 percent if rates shifted upward to the same degree.

 1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months as of
	December 31, 2015
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(2,769)	(3.51)%
+200 BP shock	$1,490	1.89%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2015 indicate that the EVE would decrease 12.36 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 3.91 percent if rates shifted upward to the same degree.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(27,360)	(12.36)%
+200 BP shock	$8,662	3.91%

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

The EVE analysis above indicates an increase in the EVE in an immediate upward shift in interest rates, and a decrease in the EVE in an immediate downward shift in interest rates. The Corporation’s assets would reprice quicker over time than what the Corporation pays on its borrowings and deposits due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and investment and loan portfolios as compared to time deposits and borrowings and the longer average life of non-maturing deposits, such as interest checking and money market accounts. During 2015, the maturity or repricing dates in the Corporation’s investment portfolio were shortened, and the maturity or repricing dates in the Corporation’s borrowings were lengthened.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of TBAs for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2015, the Corporation had best efforts forward sales contracts with a notional value of $87.1 million. The fair value of these derivative instruments at December 31, 2015 was $744,000, which was included in other assets.  There were no loans to be delivered on a mandatory basis at December 31, 2015.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except for share and per share amounts)	2015	2014
Assets
Cash and due from banks	$9,679	$10,749
Interest-bearing deposits in other banks	143,264	156,867
Total cash and cash equivalents	152,943	167,616
Securities—available for sale at fair value, amortized cost of $214,105 and $214,437, respectively	219,476	221,897
Loans held for sale, at fair value	44,000	28,279
Loans, net of allowance for loan losses of $35,569 and $35,606, respectively	865,892	800,198
Restricted stocks, at cost	3,345	3,442
Corporate premises and equipment, net	36,533	37,295
Other real estate owned, net of valuation allowance of $56 and $29, respectively	942	786
Accrued interest receivable	6,829	6,421
Goodwill	14,425	14,425
Core deposit intangible, net	1,618	2,583
Bank-owned life insurance	14,988	14,484
Other assets	44,085	40,761
Total assets	$1,405,076	$1,338,187

Liabilities
Deposits
Noninterest-bearing demand deposits	$197,909	$161,839
Savings and interest-bearing demand deposits	535,992	497,755
Time deposits	339,732	366,507
Total deposits	1,073,633	1,026,101
Short-term borrowings	12,093	14,436
Long-term borrowings	140,029	127,488
Trust preferred capital notes	25,139	25,103
Accrued interest payable	698	740
Other liabilities	22,425	20,709
Total liabilities	1,274,017	1,214,577

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,437,787 and 3,418,750 shares issued and outstanding, respectively, includes, 137,200 and 135,600 of unvested shares, respectively)	3,301	3,283
Additional paid-in capital	10,420	9,456
Retained earnings	116,167	107,785
Accumulated other comprehensive income, net	1,171	3,086
Total shareholders’ equity	131,059	123,610
Total liabilities and shareholders’ equity	$1,405,076	$1,338,187

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013
Interest income
Interest and fees on loans	$80,102	$79,207	$74,415
Interest on interest-bearing deposits and federal funds sold	364	378	159
Interest and dividends on securities
U.S. government agencies and corporations	466	690	506
Mortgage-backed securities	1,233	1,228	408
Tax-exempt obligations of states and political subdivisions	4,162	4,417	4,573
Taxable obligations of states and political subdivisions	184	184	47
Corporate bonds and other	538	391	104
Total interest income	87,049	86,495	80,212
Interest expense
Savings and interest-bearing deposits	1,090	1,015	867
Time deposits	3,104	3,065	3,384
Borrowings	3,338	3,485	3,561
Trust preferred capital notes	1,162	960	811
Total interest expense	8,694	8,525	8,623
Net interest income	78,355	77,970	71,589
Provision for loan losses	15,512	16,330	15,085
Net interest income after provision for loan losses	62,843	61,640	56,504
Noninterest income
Gains on sales of loans	6,336	5,086	7,532
Service charges on deposit accounts	4,322	4,468	4,197
Other service charges and fees	6,787	6,246	6,220
Net gains on calls and sales of available for sale securities	29	29	276
Investment services income	1,481	1,229	1,060
Other	1,759	2,347	2,383
Total noninterest income	20,714	19,405	21,668
Noninterest expenses
Salaries and employee benefits	38,926	36,310	31,167
Occupancy	8,828	8,806	7,397
Other	18,420	18,441	18,035
Total noninterest expenses	66,174	63,557	56,599
Income before income taxes	17,383	17,488	21,573
Income tax expense	4,853	5,144	7,129
Net income	$12,530	$12,344	$14,444
Net income per share - basic	$3.68	$3.63	$4.37
Net income per share - assuming dilution	$3.68	$3.59	$4.19

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net income	$12,530	$12,344	$14,444
Other comprehensive income (loss):
Changes in defined benefit plan assets and benefit obligations
Changes in net (loss) gain arising during the period[1]	(728)	(2,048)	985
Tax effect	255	717	(344)

Amortization of prior service cost arising during the period[1]	(61)	(68)	(68)
Tax effect	21	24	24
Net of tax amount	(513)	(1,375)	597

Unrealized gain (loss) on cash flow hedging instruments
Unrealized holding gain (loss) arising during the period	(72)	227	182
Tax effect	28	(89)	(71)
Net of tax amount	(44)	138	111

Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during the period	(2,061)	7,088	(8,478)
Tax effect	722	(2,480)	2,967
Reclassification adjustment for gains included in net income[2]	(29)	(29)	(276)
Tax effect	10	10	97
Net of tax amount	(1,358)	4,589	(5,690)
Other comprehensive income (loss):	(1,915)	3,352	(4,982)
Comprehensive income	$10,615	$15,696	$9,462

[1]

These items are included in the computation of net periodic benefit cost, which is a component of salaries and employee benefits expense on the consolidated statements of income. See Note 12, Employee Benefit Plans, for additional information.

[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings (1)	Income (Loss)	Equity
Balance December 31, 2012	$3,162	$5,624	$88,892	$4,716	$102,394
Comprehensive income:
Net income	—	—	14,444	—	14,444
Other comprehensive loss	—	—	—	(4,982)	(4,982)
Stock options exercised	94	4,207	—	—	4,301
Share-based compensation	—	687	—	—	687
Restricted stock vested	11	101	—	—	112
Common stock issued	3	122	—	—	125
Common stock purchased	(1)	(55)	—	—	(56)
Cash dividends declared – common stock ($1.16 per share)	—	—	(3,845)	—	(3,845)
Balance December 31, 2013	3,269	10,686	99,491	(266)	113,180
Comprehensive income:
Net income	—	—	12,344	—	12,344
Other comprehensive income	—	—	—	3,352	3,352
Common stock warrant repurchased	—	(2,303)	—	—	(2,303)
Stock options exercised	—	11	—	—	11
Share-based compensation	—	1,024	—	—	1,024
Restricted stock vested	15	65	—	—	80
Common stock issued	3	130	—	—	133
Common stock purchased	(4)	(157)	—	—	(161)
Cash dividends declared – common stock ($1.19 per share)	—	—	(4,050)	—	(4,050)
Balance December 31, 2014	3,283	9,456	107,785	3,086	123,610
Comprehensive income:
Net income	—	—	12,530	—	12,530
Other comprehensive loss	—	—	—	(1,915)	(1,915)
Stock options exercised	34	1,269	—	—	1,303
Share-based compensation	—	1,060	—	—	1,060
Restricted stock vested	27	144	—	—	171
Common stock issued	4	131	—	—	135
Common stock purchased	(47)	(1,640)	—	—	(1,687)
Cash dividends declared – common stock ($1.22 per share)	—	—	(4,148)	—	(4,148)
Balance December 31, 2015	$3,301	$10,420	$116,167	$1,171	$131,059

[1]

Retained earnings as of December 31, 2012, 2013 and 2014 includes the cumulative effect of $197,000,  $239,000, and $237,000, respectively, resulting from the adoption of ASU 2014-01 “Accounting For Investments in Qualified Affordable Housing Projects.”  See “Note 1 – Summary of Significant Accounting Policies” and “Note 2 – Adoption of New Accounting Standard” for additional information.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Operating activities:
Net income	$12,530	$12,344	$14,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,511	2,739	2,349
Deferred income taxes	1,378	2,247	2,286
Provision for loan losses	15,512	16,330	15,085
Provision for indemnifications	274	240	558
Provision for other real estate owned losses	90	29	459
Share-based compensation	1,231	1,104	743
Net accretion of certain acquisition-related fair value adjustments	(1,918)	(2,969)	(844)
Accretion of discounts and amortization of premiums on securities, net	1,551	1,406	812
Realized gains on sales and calls of securities	(29)	(29)	(276)
Net realized gains on sales of other real estate owned	(242)	(354)	(218)
Net realized gains on sale of corporate premises and equipment	(26)	(96)	165
Increase in bank-owned life insurance cash surrender value	(351)	(497)	(188)
Origination of loans held for sale	(549,287)	(478,641)	(721,340)
Proceeds from sales of loans held for sale	539,902	491,327	765,676
Gains on sales of loans held for sale	(6,336)	(5,086)	(7,532)
Change in other assets and liabilities:
Accrued interest receivable	(408)	(61)	333
Other assets	(2,532)	(1,283)	442
Accrued interest payable	(42)	(103)	(905)
Other liabilities	1,524	(4,470)	(8,455)
Net cash provided by operating activities	15,332	34,177	63,594
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	36,450	38,660	79,441
Purchases of securities available for sale	(37,211)	(36,246)	(33,823)
Net redemptions of restricted stocks	97	894	2,090
Purchase of loan portfolio	(16,258)	—	—
Net increase in loans	(65,639)	(30,288)	(13,030)
Proceeds from sales of other real estate owned	706	4,382	4,209
Purchases of corporate premises and equipment, net	(1,808)	(1,815)	(3,654)
Acquisition of Central Virginia Bankshares, Inc., net of cash paid	—	—	55,579
Net cash (used in) provided by investing activities	(83,663)	(24,413)	90,812
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	74,307	51,185	20,955
Net decrease in time deposits	(26,450)	(32,258)	(14,002)
Net increase (decrease) in borrowings	10,198	(2,844)	(39,465)
Repurchase of common stock warrant	—	(2,303)	—
Issuance of common stock	135	133	125
Repurchase of common stock	(1,687)	(161)	—
Proceeds from exercise of stock options	1,303	11	4,301
Cash dividends	(4,148)	(4,050)	(3,845)
Net cash provided by (used in) financing activities	53,658	9,713	(31,931)
Net (decrease) increase in cash and cash equivalents	(14,673)	19,477	122,519
Cash and cash equivalents at beginning of year	167,616	148,139	25,620
Cash and cash equivalents at end of period	$152,943	$167,616	$148,139
Supplemental disclosure
Interest paid	$9,026	$9,710	$9,528
Income taxes paid	560	3,577	5,986
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(2,090)	$7,059	$(8,754)
Transfers between loans and other real estate owned	(824)	(1,960)	(588)
Pension adjustment	(789)	(2,116)	917
Unrealized (losses) gain on cash flow hedging instruments	(72)	227	182
Assets acquired, excluding cash and cash equivalents of $59,775	—	—	311,173
Liabilities assumed	—	—	366,752

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Corporation owns C&F Financial Statutory Trust I, C&F Financial Statutory Trust II, and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation. The accounting and reporting policies of C&F Financial Corporation and Subsidiary conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and to predominant practices within the banking industry.

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (formerly C&F Investment Services, Inc.), C&F Insurance Services, Inc., and CVB Title Services, Inc. all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals, and through its subsidiary, Lender Solutions LLC, provides certain mortgage origination functions to third parties. C&F Finance, acquired on September 1, 2002, is a finance company providing automobile loans through indirect lending programs. C&F Wealth Management Corporation, organized in April 1995 and renamed in May 2015, is a full-service brokerage firm offering a comprehensive range of investment services and insurance products through an alliance with an independent broker/dealer. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc., was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 18.

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

Reclassification:  Certain reclassifications have been made to prior period amounts to conform to the current year presentation.  None of these reclassifications are considered material.  See Note 2 for additional information about reclassifications related to the adoption of a new accounting standard.

Significant Group Concentrations of Credit Risk: The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. At December 31, 2015, securities issued by the Commonwealth of Virginia and its political subdivisions comprised 10.3 percent of its state and political subdivision portfolio and securities issued by the Virginia State Housing Authority comprised 2.8 percent of its state and political subdivision portfolio.  There are no other concentrations in any one state greater than 10.0 percent and no other individual issuers greater than 1.5 percent. The Corporation does not have any other significant securities concentrations in any one industry or geographic region, or to any one issuer. Note 3 discusses the Corporation’s securities portfolio and investment activities.

Substantially all of the Corporation’s lending activities are with customers located in Virginia, Georgia and Tennessee. At December 31, 2015, 39.5 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition,  32.4 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Note 4 discusses the Corporation’s lending activities.

Business Combination: On October 1, 2013, the Corporation acquired CVBK. This acquisition was accounted for using the acquisition method of accounting, meaning the assets and liabilities of CVBK were recorded at their respective fair values as of October 1, 2013. These fair values were preliminary and subject to refinement for up to one year after the closing date of the transaction as information relative to closing date fair values became available. The Corporation's results of operations for the year ended December 31, 2013 include CVBK's results of operations from October 1, 2013.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2015 and 2014, the minimum requirement was $739,000 and $713,000, respectively. The Corporation is required to maintain collateral against all loss positions in its interest rate swaps which are described in Note 19. At December 31, 2015 and 2014, the Corporation was required to maintain collateral of $721,000 and $620,000, respectively, in connection with its interest rate swaps.

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

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Corporation does not intend to sell the security and it is not more-likely-than-not that the Corporation will be required to sell the security before recovery, the Corporation must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the Corporation’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Corporation regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Corporation’s best estimate of the present value of cash flows expected to be collected from debt securities, the Corporation’s intention with regard to holding the security to maturity and the likelihood that the Corporation would be required to sell the security before recovery.

Loans Held for Sale: During the second quarter of 2013, the Corporation elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 - Fair Value Measurement and Disclosures. Fair value of the Corporation’s LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. Substantially all loans originated by C&F Mortgage are held for sale to outside investors.

Loans Acquired in a Business Combination: Loans acquired in a business combination, such as the Corporation’s acquisition of CVB, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference,” and is not recorded and is available to absorb future credit losses on those loans. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield.  Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

The Corporation’s PCI loans currently consist of loans acquired in connection with the acquisition of CVB.  PCI loans that were classified as nonperforming by CVB are no longer classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

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

Originated Loans: The Corporation makes mortgage, commercial and consumer loans to customers. Our recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for loan losses. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method. The Corporation is amortizing these amounts over the contractual life of the related loans.

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

TDRs occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.  TDRs are considered impaired loans. Upon designation as a TDR, the Corporation evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of December 31, 2015 and 2014, the Corporation had $5.34 million and $5.83 million, respectively, of loans classified as TDRs.

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  The evaluation also considers the following risk characteristics of each loan portfolio:

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file.  Appraisals are performed by independent third-party appraisers with relevant industry experience.  Adjustments to the appraised value may be made based on recent sales of similar properties or general market conditions when appropriate. The general component covers non-classified loans and those loans classified as substandard or special mention that are not impaired.  The general component is based on historical loss experience adjusted for qualitative factors, such as current economic conditions, including current home sales and foreclosures, unemployment rates and retail sales. Relative to non-classified loans, non-impaired classified loans are assigned a higher allowance factor which increases with the severity of classification.  The characteristics of the loan ratings are as follows:

•

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•

Special mention loans have a specifically identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

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

On a quarterly basis the Corporation evaluates its estimate of cash flows to be collected on PCI loans. These evaluations require the continued assessment of key assumptions and estimates similar to the initial estimate of fair value as of the acquisition date, such as the effect of collateral value changes, changing loss severities, estimated and experienced prepayment speeds and other relevant factors. Subsequent decreases to the expected cash flows to be collected on a PCI loan will generally result in a provision for loan losses.

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

Restricted Stocks: Restricted stocks include Federal Home Loan Bank (FHLB) stock and Community Bankers Bank (CBB) stock owned by C&F Bank at December 31, 2015 and 2014.  All of CVB’s FRB stock was redeemed and C&F Bank assumed ownership of the CBB stock when CVB merged with and into C&F Bank on March 22, 2014.  FHLB stock and CBB stock are carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. Management reviews FHLB stock and CBB stock for impairment based on the ultimate recoverability of the cost basis.

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Physical possession of residential real estate securing consumer mortgage loans occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement.  Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets and improvements are capitalized.

Corporate Premises and Equipment: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is included in income. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $2.51 million, $2.74 million and $2.35 million, respectively.

Goodwill: The Corporation’s goodwill was recognized in connection with its acquisition of CVBK in October 2013 and its acquisition of C&F Finance in September 2002. With the adoption of Accounting Standards Update (ASU) 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment, in 2012, the Corporation may first assess qualitative factors to determine if it is more likely than not that the fair value of goodwill is less than the carrying amount, which determines if the two-step goodwill impairment test is necessary.  If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and may be required to record impairment charges. While not required to do so, as of December 31, 2015 the Corporation completed an annual test for impairment of goodwill related to the acquisition of C&F Finance and determined there was no impairment to be recognized in 2015.  In assessing the recoverability of C&F Finance’s goodwill, major assumptions used in determining impairment were future income, sales multiples in determining terminal value and the discount rate applied to future cash flows for five years.

Core Deposit Intangible: The Corporation’s core deposit intangible (CDI) was recognized in connection with the Corporation’s acquisition of CVB in October 2013, and represents the value of long-term deposit relationships acquired in this transaction. The Corporation is amortizing the CDI over an estimated weighted average life of six years using the sum-of-the-years digits method.

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that will be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Corporation did not have any liabilities resulting from unrecognized tax benefits as of December 31, 2015 and December 31, 2014. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in the balance sheet and recognizes a change in the plan’s funded status in the year in which the change occurs through other comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For the Corporation’s pension plan, the benefit obligation is the projected benefit obligation as of December 31. In addition, enhanced disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation are presented in the notes to financial statements. Valuations at December 31, 2015 and 2014 determined that the Corporation’s pension plan was overfunded. As a result, the Corporation recognized a pension asset of  $179,000 and $502,000 at December 31, 2015 and 2014 and recognized a net loss of $513,000 and $1.4 million in 2015 and 2014 and a net gain of $597,000 in 2013 as components of other comprehensive income (loss). The Corporation’s pension plan is described more fully in Note 12.

Share-Based Compensation: Compensation expense for grants of restricted shares is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for restricted shares is charged to income ratably over the vesting period. Compensation expense for the years ended December 31, 2015, 2014 and 2013 included $1.06 million  ($658,000 after tax), $967,000  ($600,000 after tax) and $659,000  ($409,000 after tax), respectively. As of December 31, 2015, there was $2.81 million of unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. The Corporation estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures in future periods, if any, will be recognized through a cumulative catch-up adjustment in the period of change, which will affect the amount of estimated unamortized compensation expense to be recognized in future periods. The Corporation’s share-based compensation plans are described more fully in Note 14.

Earnings Per Common Share: The Financial Accounting Standards Board (FASB) guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share (EPS). The Corporation has applied the two-class method of computing basic and diluted EPS for each of the years ended December 31, 2015, 2014 and 2013 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. EPS calculations are presented in Note 10.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, changes in defined benefit plan assets and liabilities, and unrealized gains and losses on cash flow hedging instruments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Corporation’s Consolidated Statements of Comprehensive Income and are presented in Note 10.

Off-Balance-Sheet Credit Related Financial Instruments: In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments: C&F Mortgage enters into interest rate lock commitments (IRLCs) to originate residential mortgage loans for sale in the secondary market whereby the interest rate on the loan is determined prior to funding. The period of time between issuance of a rate lock commitment and closing and sale of the loan generally ranges from 15 to 75 days. C&F Mortgage protects itself from changes in interest rates by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed to-be-announced securities (TBAs) for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments, which are discussed below.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of December 31, 2015 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans and (2) interest rate swaps that qualified as cash flow hedges on the Corporation’s trust preferred capital notes. Because the IRLCs and forward sales commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation’s IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are reported as noninterest income. The Corporation’s IRLCs and forward loan sales commitments are described more fully in Note 16 and Note 17. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The cash flow hedges are described more fully in Note 19.

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.”  The amendments in ASU 2015-08 amend various paragraphs in the ASC regarding positions of the staff of the SEC pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material effect on the Corporation’s financial statements.

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in three parts. Among other things, Part I amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent five percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments; and Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts I and II of this ASU are effective on a retrospective basis and Part III is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2015-12 to have any effect on its financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendments in ASU 2016-01 require, among other things, equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Corporation is currently assessing the effect that ASU 2016-01 will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation is currently assessing the effect that ASU 2016-02 will have on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Adoption of New Accounting Standard

The Corporation adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, as of January 1, 2015.  As permitted by the guidance, the Corporation has elected to amortize the initial cost of investments in affordable housing projects over the period in which the Corporation will receive related tax credits, which approximates the proportional amortization method, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations.  Historically, the amortization related to these investments was recognized within noninterest expense.  The Corporation adopted this guidance in the first quarter of 2015 with retrospective application as required by ASU 2014-01.  Prior period results have been restated to conform to this presentation.

As of December 31, 2015, the carrying value of the Corporation’s aggregate investment in qualified affordable housing projects was $2.48 million and the aggregate commitment to provide additional capital to these investments was $896,000. Amortization recognized as a component of income tax expense for the years ended December 31, 2015, 2014 and 2013 was $406,000,  $415,000 and $396,000, respectively.

NOTE 3: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,759	$—	$(258)	$18,501
Mortgage-backed securities	76,957	513	(443)	77,027
Obligations of states and political subdivisions	118,389	5,640	(81)	123,948
	$214,105	$6,153	$(782)	$219,476

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$23,409	$1	$(476)	$22,934
Mortgage-backed securities	66,716	935	(32)	67,619
Obligations of states and political subdivisions	124,312	7,158	(126)	131,344
	$214,437	$8,094	$(634)	$221,897

The amortized cost and estimated fair value of securities at December 31, 2015 and 2014, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2015		December 31, 2014
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$26,624	$26,789	$31,201	$31,243
Due after one year through five years	136,259	139,640	111,084	115,304
Due after five years through ten years	37,314	38,196	48,519	49,968
Due after ten years	13,908	14,851	23,633	25,382
	$214,105	$219,476	$214,437	$221,897

Proceeds from the maturities, calls and sales of securities available for sale in 2015 were $36.45 million, resulting in gross realized gains of $29,000; in 2014 were $38.66 million, resulting in gross realized gains of $50,000 and gross realized losses of $21,000; in 2013 were $79.44 million, resulting in gross realized gains of $276,000.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $91.93 million and an aggregate fair value of $95.13 million were pledged at December 31, 2015. Securities with an aggregate amortized cost of $106.31 million and an aggregate fair value of $110.37 million were pledged at December 31, 2014.

Securities in an unrealized loss position at December 31, 2015, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$9,530	$69	$8,971	$189	$18,501	$258
Mortgage-backed securities	27,085	397	2,252	46	29,337	443
Obligations of states and political subdivisions	5,157	32	4,666	49	9,823	81
Total temporarily impaired securities	$41,772	$498	$15,889	$284	$57,661	$782

There were 79 debt securities totaling $57.66 million considered temporarily impaired at December 31, 2015. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Interest rates generally increased during 2015, most significantly in the short and middle term portions of the United States Treasury security yield curve, thereby increasing unrealized losses on the Corporation’s debt securities. Yields across the curve rose, but overall, the yield curve flattened.  The Federal Reserve’s Federal Open Market Committee increased the target range for the federal funds rate for the first time since 2006.  This action drove shorter-maturity yields up, while a lower inflation outlook due to global growth concerns and oil prices approaching a six-year low capped longer-term yields. The municipal bond sector, which includes the Corporation’s obligations of states and political subdivisions, had an increasing supply of newly issued bonds compared to historical averages, although the majority of these new issues were used to refund existing bonds.  At December 31, 2015, approximately 97 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.  Of those in a net unrealized loss position, approximately 88 percent were rated “A” or better, as measured by market value, at December 31, 2015. For the approximately 12 percent not rated “A” or better, as measured by market value at December 31, 2015, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2015 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.35 million and $3.44 million at December 31, 2015 and 2014, respectively. Restricted stock is generally viewed as a long-term investment, which are carried at cost because there is no market for the stock other than the FHLBs with respect to FHLB stock, or member institutions with respect to CBB stock. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at December 31, 2015 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2015	2014
Real estate – residential mortgage	$186,763	$179,817
Real estate – construction [1]	7,759	7,325
Commercial, financial and agricultural [2]	356,062	306,845
Equity lines	50,111	50,321
Consumer	9,011	8,163
Consumer finance	291,755	283,333
	901,461	835,804
Less allowance for loan losses	(35,569)	(35,606)
Loans, net	$865,892	$800,198

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $266,000 and $355,000 of demand deposit overdrafts at December 31, 2015 and 2014, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVB (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$25,701	$70,993	$96,694
Carrying amount
Real estate – residential mortgage	$1,305	$15,478	$16,783
Commercial, financial and agricultural[1]	12,317	37,287	49,604
Equity lines	286	13,969	14,255
Consumer	—	288	288
Total acquired loans	$13,908	$67,022	$80,930

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

	December 31, 2014
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$36,541	$85,015	$121,556
Carrying amount
Real estate – residential mortgage	$1,723	$18,688	$20,411
Commercial, financial and agricultural[1]	19,367	45,015	64,382
Equity lines	318	15,464	15,782
Consumer	16	979	995
Total acquired loans	$21,424	$80,146	$101,570

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Accretable yield, balance at beginning of period	$13,488	$7,776
Accretion	(2,603)	(3,234)
Reclassification of nonaccretable difference due to improvement in expected cash flows	355	10,593
Other changes, net	(821)	(1,647)
Accretable yield, balance at end of period	$10,419	$13,488

Loans on nonaccrual status at December 31, 2015 and 2014 were as follows:

(Dollars in thousands)	2015	2014
Real estate – residential mortgage	$2,297	$2,472
Real estate – construction:
Construction lending[1]	—	—
Consumer lot lending[1]	—	—
Commercial, financial and agricultural:
Commercial real estate lending	2,515	2,033
Land acquisition and development lending[1]	—	—
Builder line lending	359	—
Commercial business lending	86	—
Equity lines	881	356
Consumer	19	43
Consumer finance	830	1,040
Total loans on nonaccrual status	$6,987	$5,944

[1]	At December 31, 2015 and 2014 there were no real estate construction lending loans, real estate consumer lot lending loans or land acquisition and development lending loans on nonaccrual status.

If interest income had been recognized on nonaccrual loans at their stated rates during years 2015, 2014 and 2013, interest income would have increased by approximately $531,000,  $413,000 and $479,000, respectively.

The past due status of loans as of December 31, 2015 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$737	$146	$574	$1,457	$1,305	$184,001	$186,763	$268
Real estate – construction:
Construction lending	—	—	—	—	—	5,996	5,996	—
Consumer lot lending	—	—	—	—	—	1,763	1,763	—
Commercial, financial and agricultural:
Commercial real estate lending	1,475	1,280	423	3,178	10,359	204,079	217,616	493
Land acquisition and development lending	—	—	—	—	—	46,311	46,311	—
Builder line lending	—	—	359	359	—	20,612	20,971	—
Commercial business lending	20	86	321	427	1,958	68,779	71,164	—
Equity lines	378	—	612	990	286	48,835	50,111	—
Consumer	84	2	19	105	—	8,906	9,011	—
Consumer finance	15,046	2,264	830	18,140	—	273,615	291,755	—
Total	$17,740	$3,778	$3,138	$24,656	$13,908	$862,897	$901,461	$761

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes PCI loans of $172,000.

The table above includes the following:

❖	nonaccrual loans that are current of $3.17 million, 30-59 days past due of $377,000, 60‑89 days past due of $887,000 and 90+ days past due of $2.55 million.
❖	performing loans purchased in the acquisition of CVB that are current of $66.37 million, 30-59 days past due of $270,000, 60-89 days past due of $0 and 90+ days past due of $378,000.

The past due status of loans as of December 31, 2014 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,481	$256	$679	$2,416	$1,723	$175,678	$179,817	$—
Real estate – construction:
Construction lending	—	—	—	—		3,839	3,839	—
Consumer lot lending	—	—	—	—		3,486	3,486	—
Commercial, financial and agricultural:
Commercial real estate lending	88	—	115	203	13,011	171,566	184,780	—
Land acquisition and development lending	—	—	—	—	3,379	44,094	47,473	—
Builder line lending	—	—	—	—	48	20,207	20,255	—
Commercial business lending	21	53	—	74	2,929	51,334	54,337	—
Equity lines	319	205	122	646	318	49,357	50,321	14
Consumer	15	37	6	58	16	8,089	8,163	—
Consumer finance	12,421	2,599	1,040	16,060	—	267,273	283,333	—
Total	$14,345	$3,150	$1,962	$19,457	$21,424	$794,923	$835,804	$14

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

❖	nonaccrual loans that are current of $3.06 million, 30-59 days past due of $697,000, 60‑89 days past due of $417,000 and 90+ days past due of $1.77 million.
❖	performing loans purchased in the acquisition of CVB that are current of $79.01 million, 30-59 days past due of $634,000, 60-89 days past due of $88,000 and 90+ days past due of $413,000.

Loan modifications that were classified as TDRs during the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest reduction	2	$336	$336	2	$124	$124
Real estate – residential mortgage – interest rate concession	1	239	239	3	674	674
Commercial, financial and agricultural:
Commercial real estate lending – interest reduction	—	—	—	1	103	103
Commercial real estate lending – interest rate concession	1	15	15	1	96	96
Builder line lending – interest rate concession	—	—	—	—	—	—
Commercial business lending – interest rate concession	1	17	17	—	—	—
Commercial business lending – term concession				—	—	—
Equity lines – term concession				—	—	—
Consumer – interest rate concession	2	261	261	1	3	3
Total	7	$868	$868	8	$1,000	$1,000

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  There were no TDR payment defaults during the years ended December 31, 2015 and 2014.

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2015 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,689	$2,828	$360	$2,782	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,319	2,522	438	2,362	35
Commercial business lending	99	99	28	108	1
Equity lines	30	32	—	32	1
Consumer	207	207	23	208	7
Total	$5,344	$5,688	$849	$5,492	$141

Impaired loans, which included TDR loans of $5.83 million, and the related allowance at December 31, 2014 were as follows:

				Average
	Recorded	Unpaid		Balance-	Interest
	Investment	Principal	Related	Impaired	Income
(Dollars in thousands)	in Loans	Balance	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,000	$3,094	$417	$2,931	$139
Commercial, financial and agricultural:
Commercial real estate lending	2,786	2,908	440	2,735	150
Commercial business lending	103	103	15	115	7
Equity lines	30	32	1	25	2
Consumer	95	95	6	95	4
Total	$6,014	$6,232	$879	$5,901	$302

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at the beginning of year	$35,606	$34,852	$35,907
Provision charged to operations	15,512	16,330	15,085
Loans charged off	(20,317)	(19,846)	(20,070)
Recoveries of loans previously charged off	4,768	4,270	3,930
Balance at the end of year	$35,569	$35,606	$34,852

The following table presents, as of December 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Provision charged to operations	45	(340)	1	258	81	15,467	15,512
Loans charged off	(144)	—	(21)	(19)	(317)	(19,816)	(20,317)
Recoveries of loans previously charged off	257	—	31	1	268	4,211	4,768
Ending balance	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Ending balance: individually evaluated for impairment	$360	$—	$466	$—	$23	$—	$849
Ending balance: collectively evaluated for impairment	$2,111	$94	$7,254	$1,052	$220	$23,954	$34,685
Ending balance: acquired loans - purchase credit impaired	$—	$—	$35	$—	$—	$—	$35
Loans:
Ending balance	$186,763	$7,759	$356,062	$50,111	$9,011	$291,755	$901,461
Ending balance: individually evaluated for impairment	$2,689	$—	$2,418	$30	$207	$—	$5,344
Ending balance: collectively evaluated for impairment	$182,769	$7,759	$341,327	$49,795	$8,804	$291,755	$882,209
Ending balance: acquired loans - purchase credit impaired	$1,305	$—	$12,317	$286	$—	$—	$13,908

The following table presents, as of December 31, 2014, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,355	$434	$7,805	$892	$273	$23,093	$34,852
Provision charged to operations	60	—	—	—	—	16,270	16,330
Loans charged off	(161)	—	(271)	(80)	(312)	(19,022)	(19,846)
Recoveries of loans previously charged off	59	—	210	—	250	3,751	4,270
Ending balance	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Ending balance: individually evaluated for impairment	$417	$—	$455	$1	$6	$—	$879
Ending balance: collectively evaluated for impairment	$1,896	$434	$7,289	$811	$205	$24,092	$34,727
Ending balance: acquired loans - purchase credit impaired	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$179,817	$7,325	$306,845	$50,321	$8,163	$283,333	$835,804
Ending balance: individually evaluated for impairment	$3,000	$—	$2,889	$30	$95	$—	$6,014
Ending balance: collectively evaluated for impairment	$175,094	$7,325	$284,589	$49,973	$8,052	$283,333	$808,366
Ending balance: acquired loans - purchase credit impaired	$1,723	$—	$19,367	$318	$16	$—	$21,424

Loans by credit quality indicators as of December 31, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,107	$1,276	$2,083	$2,297	$186,763
Real estate – construction:
Construction lending	5,924	72	—	—	5,996
Consumer lot lending	1,763	—	—	—	1,763
Commercial, financial and agricultural:
Commercial real estate lending	195,479	6,089	13,533	2,515	217,616
Land acquisition and development lending	45,061	856	394	—	46,311
Builder line lending	19,252	829	531	359	20,971
Commercial business lending	57,928	1,306	11,844	86	71,164
Equity lines	48,392	617	221	881	50,111
Consumer	8,760	116	116	19	9,011
	$563,666	$11,161	$28,722	$6,157	$609,706

Included in the table above are loans purchased in connection with the acquisition of CVB of $71.14 million pass rated, $4.09 million special mention, $5.15 million substandard and $542,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$290,925	$830	$291,755

[1]	At December 31, 2015, the Corporation does not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2014 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$171,414	$2,978	$2,953	$2,472	$179,817
Real estate – construction:
Construction lending	1,191	—	2,648	—	3,839
Consumer lot lending	3,486	—	—	—	3,486
Commercial, financial and agricultural:
Commercial real estate lending	165,804	4,136	12,807	2,033	184,780
Land acquisition and development lending	43,693	1,136	2,644	—	47,473
Builder line lending	18,321	1,389	545	—	20,255
Commercial business lending	41,813	930	11,594	—	54,337
Equity lines	48,443	772	750	356	50,321
Consumer	7,984	103	33	43	8,163
	$502,149	$11,444	$33,974	$4,904	$552,471

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

NOTE 6: Other Real Estate Owned

At December 31, 2015 and 2014, OREO was $942,000 and $786,000, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in the state of Virginia. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Balance at the beginning of year, gross	$815	$6,904
Transfers between loans and other real estate owned	824	1,960
Charge-offs	(63)	(4,135)
Sales proceeds	(706)	(4,382)
Gain on disposition	242	354
Deferred gain on disposition	(114)	114
Balance at the end of year, gross	998	815
Less valuation allowance	(56)	(29)
Balance at the end of year, net	$942	$786

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at the beginning of year	$29	$4,135	$3,937
Provision for losses	90	29	459
Charge-offs, net	(63)	(4,135)	(261)
Balance at the end of year	$56	$29	$4,135

Other noninterest income (expense), net applicable to OREO, other than the provision for losses, were $19,000,  $(6,000) and $(253,000) for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2015	2014
Land	$8,431	$8,431
Buildings	32,989	33,917
Equipment, furniture and fixtures	32,158	36,956
	73,578	79,304
Less accumulated depreciation	(37,045)	(42,009)
	$36,533	$37,295

NOTE 8: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2015	2014
Certificates of deposit, over $250	$64,270	$60,565
Other time deposits	275,462	305,942
	$339,732	$366,507

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2015
2016	$158,494
2017	81,741
2018	34,731
2019	40,431
2020	13,414
Thereafter	10,921
$339,732

NOTE 9: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2015	2014
Balance outstanding at year end[1]	$12,093	$14,436
Maximum balance at any month end during the year	$14,423	$15,488
Average balance for the year	$12,952	$12,745
Weighted average rate for the year	0.41%	0.39%
Weighted average rate on borrowings at year end	0.43%	0.38%
Estimated fair value at year end	$12,093	$14,436

[1]	Consists entirely of secured transactions with customers, which generally mature the day following the day sold.

Long-term borrowings at December 31, 2015 consist of a repurchase agreement with a third-party correspondent bank, which is secured by investment securities; advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance; and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties.  The interest rate on the repurchase agreement, which matures in 2018, is 3.55%  (7.00% minus three-month LIBOR with a maximum rate of 3.55%) and the outstanding balance as of December 31, 2015 was $5.00 million.  The interest rate on the revolving bank line of credit, which matures in 2018, floats at the one-month LIBOR rate plus a range of 200 to 225 basis points, depending upon the average balance outstanding on the line, and the outstanding balance as of December 31, 2015 was $88.03 million.  C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2015.  Long-term advances from the FHLB at December 31, 2015 consist of $22.50 million of convertible advances and $24.50 million of fixed rate hybrid advances.  The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid advances provide fixed-rate funding until the stated maturity date. C&F Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. The table below presents selected information for the FHLB advances:

				Next
Balance Outstanding at December 31, 2015				Conversion
(Dollars in thousands)		Interest Rate	Maturity Date	Option Date
Fixed Rate Hybrid Advances
	$7,500	0.80%	08/30/16
	$2,500	1.28	08/30/18
	$7,000	1.95	12/04/19
	$7,500	1.78	08/21/20
Convertible Advances
	$7,500	3.70	10/19/17	04/19/16
	$5,000	4.06	10/25/17	04/25/16
	$5,000	2.93	11/27/17	02/29/16
	$5,000	3.59	06/06/18	*

*      Convertible advance had a one-time advance option and the date has passed.

The contractual maturities of long-term borrowings at December 31, 2015 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2016	$7,500	$—	$7,500
2017	17,500	88,029	105,529
2018	7,500	5,000	12,500
2019	7,000	—	7,000
2020	7,500	—	7,500
Thereafter	—	—	—
	$47,000	$93,029	$140,029

The Corporation’s unused lines of credit for future borrowings total approximately $264.98 million at December 31, 2015, which consists of $102.98 million available from the FHLB, $31.97 million on C&F Finance’s revolving bank line of credit, $15.03 million available from the FRB, $65.00 million under unsecured federal funds agreements with third party financial institutions, $50.00 million in repurchase lines of credit with third party financial institutions.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation’s option, and require quarterly distributions by Trust II to the holder of the securities at a rate equal to the three-month LIBOR rate plus 3.15%.  During 2014, in order to mitigate the potential effects of rising interest rates, the Corporation entered into an interest rate swap agreement whereby the effective fixed interest rate on all $10.00 million of the securities became 4.82%.  The interest rate swap matures in December 2019. The principal asset of Trust II is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

In July 2005, C&F Financial Statutory Trust I (Trust I), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in September 2035, are redeemable at the Corporation’s option, and require quarterly distributions by Trust I to the holder of the securities at a rate equal to the three-month LIBOR rate plus 1.57%.  During 2015, in order to mitigate the potential effects of rising interest rates, the Corporation entered into an interest rate swap agreement whereby the effective fixed interest rate on all $10.00 million of the securities became 3.44%.  The interest rate swap matures in September 2020.  The principal asset of Trust I is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust I to pay the quarterly distributions payable by Trust I to the holders of the trust preferred capital securities.

In December 2003, Central Virginia Bankshares Statutory Trust I (CVBK Trust I) was formed as a wholly-owned non-operating subsidiary of CVBK for the purpose of issuing trust preferred capital securities for general corporate purposes. On December 17, 2003, CVBK Trust I issued $5.00 million of trust preferred capital securities in a private placement to an institutional investor and $155,000 in common equity to CVBK in exchange for cash. CVBK Trust I became a wholly-owned non-consolidated non-operating subsidiary of the Corporation pursuant to the merger of CVBK with and into the Corporation in March 2014, and the Corporation assumed CVBK’s obligations on the underlying trust preferred capital notes.  The securities mature in December 2033, are redeemable at the Corporation's option, and require quarterly distributions by CVBK Trust I to the holder of the securities at a rate equal to the three-month LIBOR plus 2.85%. During 2014, in order to mitigate the potential effects of rising interest rates, the Corporation entered into an interest rate swap agreement whereby the effective fixed interest rate on all $5.00 million of the securities became 4.54%.  The interest rate swap matures in December 2019.  The principal asset of CVBK Trust I is $5.16 million of trust preferred capital notes originally issued by CVBK and assumed by the Corporation with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by CVBK Trust I to pay the quarterly distributions payable by CVBK Trust I to the holders of the trust preferred capital securities. The trust preferred capital securities issued by CVBK Trust I were adjusted to fair market value on the date of acquisition of CVBK. The resulting fair value adjustment was a discount of $716,000, which is being accreted over 20 years on a straight-line basis, and the balance of which was $636,000 as of December 31, 2015.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 10: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share

Shareholders’ Equity

Preferred Shares. On January 9, 2009, as part of the Capital Purchase Program (Capital Purchase Program) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (EESA), the Corporation issued and sold to Treasury for an aggregate purchase price of $20.00 million in cash (1) 20,000 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (Series A Preferred Stock) and (2) a ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock at an initial exercise price of $17.91 per share (Warrant).

On July 27, 2011, the Corporation redeemed $10.00 million of the total $20.00 million liquidation preference of its Series A Preferred Stock and on April 11, 2012, the Corporation redeemed the remaining $10.00 million. The funds for both of these redemptions were provided by existing financial resources of the Corporation; therefore, there was no dilution to the Corporation’s common shareholders.

On May 14, 2014, the Corporation repurchased the Warrant for $2.30 million.  The repurchase price was based on the fair market value of the Warrant as agreed upon by the Corporation and Treasury.  The funds for this redemption were provided by existing financial resources of the Corporation; therefore, there was no dilution to the Corporation’s common shareholders.

Common Shares. The Corporation repurchased 38,759 and 2,800 shares of its common stock during the years ended December 31, 2015 and 2014, respectively under a share repurchase program authorized by the Corporation’s Board of Directors. During the years ended December 31, 2015, 2014 and 2013, the Corporation withheld 8,745,  1,808 and 1,215 shares of its common stock, respectively, from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares.

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $620,000,  $1.66 million and $163,000 as of December 31, 2015, 2014 and 2013, respectively.

	December 31,
(Dollars in thousands)	2015	2014	2013
Net unrealized gains on securities	$3,491	$4,850	$261
Net unrecognized loss on cash flow hedges	(107)	(64)	(202)
Net unrecognized losses on defined benefit plan	(2,213)	(1,700)	(325)
Total accumulated other comprehensive income	$1,171	$3,086	$(266)

Earnings Per Common Share

The components of the Corporation’s earnings per common share calculations are as follows:

	December 31,
(Dollars in thousands)	2015	2014	2013
Net income	$12,530	$12,344	$14,444

Weighted average number of common shares used in earnings per common share—basic	3,401,426	3,404,112	3,305,132
Effect of dilutive securities:
Stock option awards and warrant	408	32,166	138,850
Weighted average number of common shares used in earnings per common share—assuming dilution	3,401,834	3,436,278	3,443,982

Potential common shares that may be issued by the Corporation for its stock option awards, and when it was outstanding in 2013 and 2014, the Warrant, were determined using the treasury stock method. Approximately 70,000,  150,000 and 18,000 shares issuable upon exercise of options for the years ended December 31, 2015, 2014 and 2013, respectively, were not included in computing diluted earnings per common share because they were anti-dilutive.

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

NOTE 11: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current taxes	$3,475	$2,897	$4,843
Deferred taxes	1,378	2,247	2,286
	$4,853	$5,144	$7,129

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
		Percent of		Percent of		Percent of
		Pre-tax		Pre-tax		Pre-tax
(Dollars in thousands)	2015	Income	2014	Income	2013	Income
Income tax computed at federal statutory rates	$6,084	35.0%	$6,120	35.0%	$7,551	35.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,456)	(8.4)	(1,546)	(8.8)	(1,600)	(7.4)
Reduction of interest expense incurred to carry tax-exempt assets	38	0.2	42	0.2	59	0.3
Increase in bank-owned life insurance	(159)	(0.9)	(38)	(0.2)	(38)	(0.2)
State income taxes, net of federal tax benefit	563	3.3	532	3.0	938	4.3
Amortization of investments in qualified affordable housing projects, net of federal tax benefit	264	1.5	270	1.5	257	1.2
Tax credit on investments in qualified affordable housing projects	(400)	(2.3)	(180)	(1.0)	(225)	(1.0)
Nondeductible expenses primarily related to the acquisition of CVBK	—	—	—	—	251	1.1
Other	(81)	(0.5)	(56)	(0.3)	(64)	(0.3)
	$4,853	27.9%	$5,144	29.4%	$7,129	33.0%

The Corporation’s net deferred income taxes totaled $20.4 million and $20.7 million at December 31, 2015 and 2014, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2015	2014
Deferred tax asset
Allowance for loan losses and OREO losses	$13,445	$13,590
Fair value adjustments related to acquisition	4,888	6,603
Reserve for indemnification losses	898	794
Deferred compensation	1,940	1,821
Share-based compensation	918	791
Interest on nonaccrual loans	997	1,222
Depreciation	—	149
Cash flow hedges	68	40
Other	3,411	2,677
Deferred tax asset	26,565	27,687
Deferred tax liability
Goodwill and other intangible assets	(3,569)	(3,291)
Core deposit intangible	(566)	(904)
Defined benefit plan	(63)	(176)
Depreciation	(125)	—
Net unrealized gain on securities available for sale	(1,880)	(2,611)
Deferred tax liability	(6,203)	(6,982)
Net deferred tax asset	$20,362	$20,705

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

NOTE 12: Employee Benefit Plans

C&F Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 90% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Bank’s profitability for a given year and on each participant’s yearly earnings. All full-time employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. All employee contributions are fully vested upon contribution. An employee is 20% vested in C&F Bank’s contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years, or earlier in the event of retirement, death or attainment of age 65 while an employee. The amounts charged to expense under this plan were $633,000,  $557,000 and $417,000 in 2015, 2014 and 2013, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. All employee contributions are fully vested upon contribution. An employee is vested 25% in the employer’s contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years.  The amounts charged to expense under this plan were $59,000,  $16,000 and $104,000 in 2015, 2014 and 2013, respectively.

C&F Finance maintains a Defined Contribution Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of C&F Bank. The amounts charged to expense under this plan were $211,000,  $199,000 and $155,000 in 2015, 2014 and 2013, respectively.

Central Virginia Bank maintained a qualified defined contribution plan for all eligible full-time and part-time employees prior to March 22, 2014. The plan was sponsored by the VBA. CVB did not make any profit sharing contributions to the plan during 2014 or 2013. On March 22, 2014 the CVB plan was terminated and the CVB plan assets totaling $6.6 million were transferred into the Profit-Sharing Plan and the CVB plan participants became participants of the Profit-Sharing Plan subject to its provisions.

Individual performance bonuses are awarded annually to certain members of management under the Corporation's Management Incentive Plan. The Corporation’s Compensation Committee recommends to the Corporation’s Board of Directors the bonuses to be paid to the Chief Executive Officer and the President/Chief Financial Officer of the Corporation, and recommends to the Corporation’s Board of Directors bonuses to be paid to certain other senior C&F Bank and C&F Finance officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of C&F Bank and C&F Finance. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, asset quality measures and absolute levels of income are considered. In addition, the Board of Directors considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $1.50 million, $1.20 million and $1.32 million in 2015, 2014 and 2013, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $338,000,  $173,000 and $932,000 were expensed in 2015, 2014 and 2013, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

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

The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Profit-Sharing Plan and Cash Balance Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $226,000,  $215,000 and $185,000 in 2015, 2014 and 2013, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

On December 16, 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer to provide post-retirement medical and dental insurance premiums for him and his spouse for life.  Expense under this arrangement was $69,000 in 2015 and the related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the C&F Bank’s Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2015	2014	2013
Change in benefit obligation
Projected benefit obligation, beginning	$13,582	$10,659	$10,058
Service cost	1,040	763	776
Interest cost	468	451	425
Actuarial (gain) loss	(347)	1,882	91
Benefits paid	(351)	(173)	(691)
Prior service cost attributed to CVB participation	126	—	—
Projected benefit obligation, ending	14,518	13,582	10,659
Change in plan assets
Fair value of plan assets, beginning	14,084	11,624	9,612
Actual return on plan assets	(36)	633	1,703
Employer contributions	1,000	2,000	1,000
Benefits paid	(351)	(173)	(691)
Fair value of plan assets, ending	14,697	14,084	11,624
Funded status	$179	$502	$965
Amounts recognized as an other asset	$179	$502	$965
Amounts recognized in accumulated other comprehensive loss
Net loss	$4,160	$3,558	$1,510
Prior service cost	(755)	(942)	(1,010)
Deferred taxes	(1,192)	(916)	(175)
Total recognized in accumulated other comprehensive loss	$2,213	$1,700	$325
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	3.8%	3.6%	4.4%
Expected return on plan assets	7.5	7.5	8.0
Rate of compensation increase	3.0	3.0	3.0

The accumulated benefit obligation was $14.52 million and $13.58 million as of the actuarial valuation dates December 31, 2015 and 2014, respectively.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Components of net periodic benefit cost
Service cost	$1,040	$763	$776
Interest cost	468	451	425
Expected return on plan assets	(1,043)	(832)	(748)
Amortization of prior service cost	(61)	(68)	(68)
Recognized net actuarial loss	130	33	121
Net periodic benefit cost	$534	$347	506
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	602	2,048	(985)
Prior service cost	126	—	—
Amortization of prior service costs	61	68	68
Deferred taxes	(276)	(741)	320
Total recognized in accumulated other comprehensive loss (income)	513	1,375	(597)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1,047	$1,722	$(91)

	January 1,
	2015	2014	2013
Weighted-average assumptions for net periodic benefit cost as of
Discount rate	3.6%	4.4%	4.0%
Expected return on plan assets	7.5	7.5	8.0
Rate of compensation increase	3.0	3.0	3.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2016	$1,633
2017	797
2018	2,145
2019	752
2020	718
2021 – 2025	6,981
$13,026

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2015	2014
Mutual funds-fixed income	41%	39%
Mutual funds-equity	59	61
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2015 and 2014.  For more information about fair value measurements, see “Note 17: Fair Value of Assets and Liabilities.”

	December 31, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$5,944	$—	$—	$5,944
Mutual funds-equity [2]	8,741	—	—	8,741
Cash and equivalents [3]	12	—	—	12
Total pension assets	$14,697	$—	$—	$14,697

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$5,540	$—	$—	$5,540
Mutual funds-equity [2]	8,533	—	—	8,533
Cash and equivalents [3]	11	—	—	11
Total pension assets	$14,084	$—	$—	$14,084

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

NOTE 13: Related Party Transactions

Loans outstanding to directors and executive officers totaled $4.10 million and $2.45 million at December 31, 2015 and 2014, respectively. Advances to directors and officers totaled $1.8 million and repayments totaled $150,000 in the year ended December 31, 2015. Total deposits for directors and executive officers were $3.8 million and $3.4 million at December 31, 2015 and 2014, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

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

Prior to the approval of the 2013 Plan, the Corporation granted equity awards under the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the Amended 2004 Plan). The Amended 2004 Plan authorized an aggregate of 500,000 shares of Corporation common stock to be issued as equity awards in the form of stock options, stock appreciation rights, restricted stock and/or restricted stock units to key employees and non-employee directors. Since 2006, all equity awards that were issued under the Amended 2004 Plan were in the form of restricted stock, which were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.  Stock options issued under the Amended 2004 Plan prior to 2006 were issued to employees at a price equal to the fair market value of the Corporation’s common stock on the date granted.  All options outstanding under the Amended 2004 Plan are exercisable as of December 31, 2015.  All options expire ten years from the grant date.

Stock option transactions under the various plans for the periods indicated were as follows:

	2015			2014		2013
		Exercise	Intrinsic		Exercise		Exercise
(Dollars in thousands, except for per share amounts)	Shares	Price*	Value	Shares	Price*	Shares	Price*
Outstanding at beginning of year	100,762	$37.75		164,150	$38.21	276,432	$39.14
Granted	—	—		—	—	—	—
Exercised	(34,000)	37.99		(271)	39.29	(94,382)	40.41
Cancelled	(42,762)	37.21		(63,117)	38.95	(17,900)	40.87
Outstanding and exercisable at end of year	24,000	$38.39	$22	100,762	$37.75	164,150	$38.21

*Weighted average

The total intrinsic value of in-the-money options exercised in 2015 was $31,000. Cash received from option exercises during 2015 was $1.29 million, and a $12,000 tax benefit was recognized in additional paid-in capital in connection with nonqualified option exercises. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding and Exercisable
		Remaining
	Number Outstanding	Contractual Life
Range of Exercise Prices	at December 31, 2015	(Years)*	Exercise Price*
$37.17 to $39.60	24,000	0.8	$38.39

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

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	135,600	$34.34	120,183	$31.18	97,700	$24.69
Granted	33,925	38.33	32,625	39.84	35,594	45.24
Vested	(27,250)	26.57	(15,208)	20.13	(10,700)	18.16
Cancelled	(5,075)	44.44	(2,000)	42.14	(2,411)	36.42
Nonvested at end of year	137,200	$36.50	135,600	$34.34	120,183	$31.18

Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value per share of restricted stock granted for the years 2015, 2014 and 2013 was $38.33, $39.84 and $45.24, respectively. Compensation expense is charged to income ratably over the vesting periods, and was $1.06 million in 2015,  $967,000 in 2014 and $659,000 in 2013. As of December 31, 2015, there was $2.81 million of total unrecognized compensation cost related to restricted stock granted under the 2013 Plan and the Amended 2004 Plan. This amount is expected to be recognized through 2020.

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

In December 2013, the Federal Reserve Board issued a final rule that made technical changes to its market risk capital rule to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The Basel III final rules required the Corporation and the Bank to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio (CET1) of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the 2014 requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from the 2014 requirement); and (4) a leverage ratio of 4% of total assets. The Basel III Final Rules establish a capital conservation buffer of 2.5%, which is added to the 4.5% CET1 to risk-weighted assets to increase the ratio to at least 7%. The Basel III Final Rules also establish risk weightings that applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules became effective January 1, 2015 and the Basel III Final Rules capital conservation buffer will be phased in from 2015 to 2019. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” in this Annual Report on Form 10-K.

As of December 31, 2015, the most recent notification from the FDIC, for C&F Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2015, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the table below.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following table. Risk-weighted assets for the Corporation and C&F Bank were $1.00 billion and $1.00 billion, respectively at December 31, 2015 and $896.60 million and $894.08 million, respectively at December 31, 2014. Management believes that, as of December 31, 2015, the Corporation and C&F Bank met all capital adequacy requirements to which they are subject.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Corporation	$150,102	15.0%	$80,216	8.0%	N/A	N/A
C&F Bank	150,711	15.0	80,560	8.0	$100,700	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	137,210	13.7	60,162	6.0	N/A	N/A
C&F Bank	137,815	13.7	60,420	6.0	80,560	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	112,633	11.2	45,121	4.5	N/A	N/A
C&F Bank	137,815	13.7	45,315	4.5	65,455	6.5
Tier 1 Capital (to Average Assets)
Corporation	137,210	10.0	54,756	4.0	N/A	N/A
C&F Bank	137,815	10.1	54,792	4.0	68,491	5.0

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Corporation	$130,401	14.5%	$71,731	8.0%	N/A	N/A
C&F Bank	129,228	14.5	71,527	8.0	$89,408	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	118,892	13.3	35,866	4.0	N/A	N/A
C&F Bank	117,753	13.2	35,763	4.0	53,645	6.0
Tier 1 Capital (to Average Tangible Assets)
Corporation	118,892	9.2	51,974	4.0	N/A	N/A
C&F Bank	117,753	9.1	51,959	4.0	64,949	5.0

On January 9, 2009, as part of the Capital Purchase Program, the Corporation issued and sold to the U.S. Treasury 20,000 shares of the Corporation’s Series A Preferred Stock having a liquidation preference of $1,000 per share and a Warrant for the purchase of up to 167,504 shares of the Corporation’s Common Stock, for a total price of $20.0 million. The Corporation redeemed 100 percent of the Series A Preferred Stock, $10.00 million in April 2012 and $10.00 million in July 2011 and the Warrant was repurchased in May 2014 for $2.30 million.

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. On December 17, 2003, CVBK issued $5.00 million of trust preferred securities through a statutory business trust for general corporate purposes, which was assumed by the Corporation when CVBK was merged into the Corporation on March 22, 2014. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was eligible for inclusion in the Corporation’s Tier 1 capital as of December 31, 2015 and 2014.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by C&F Bank to the Corporation. The total amount of dividends that may be paid at any date by C&F Bank is generally limited to the retained earnings of C&F Bank, and loans or advances are limited to 10 percent of C&F Bank’s capital stock and surplus on a secured basis.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments was $159.21 million at December 31, 2015 and $136.00 million at December 31, 2014.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $10.99 million at December 31, 2015 and $13.40 million at December 31, 2014.

C&F Mortgage had rate lock commitments (or IRLCs) to originate mortgage loans amounting to approximately $43.94 million and loans held for sale of $43.21 million. At December 31, 2015, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2015, the Corporation had best efforts forward sales contracts with a notional value of $87.15 million. The fair value of these derivative instruments at December 31, 2015 was $744,000, which was included in other assets.  There were no loans to be delivered on a mandatory basis at December 31, 2015.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage by the counterparties making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2015. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Allowance, beginning of period	$2,089	$2,415	$2,092
Provision for indemnification losses	274	240	558
Payments	—	(566)	(235)
Allowance, end of period	$2,363	$2,089	$2,415

Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with the Corporation's operating leases was $1.37 million,  $1.25 million and $1.39 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments due under the Corporation's operating leases as of December 31, 2015 are as follows:

(Dollars in thousands)
2016	$1,411
2017	1,224
2018	967
2019	546
2020	386
Thereafter	94
$4,628

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

•

Level 3—Valuation is determined using model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect the Corporation’s estimates of assumptions that market participants would use in pricing the respective asset or liability. Valuation techniques may include the use of pricing models, discounted cash flow models and similar techniques.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has elected to use fair value accounting for its entire portfolio of LHFS.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2015 and 2014, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor’s Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

Loans held for sale. Fair value of the Corporation’s LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. The Corporation’s portfolio of LHFS is classified as Level 2.

Derivative asset (liability) - IRLCs. The Corporation recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Corporation’s IRLCs are classified as Level 2.

Derivative asset (liability) - cash flow hedges. The Corporation’s derivative financial instruments have been designated as and qualify as cash flow hedges. The fair value of the Corporation’s cash flow hedges is determined using the discounted cash flow method.  All of the Corporation’s cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets measured at fair value on a recurring basis.

	December 31, 2015
	Fair Value Measurements Using			Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$18,501	$—	$18,501
Mortgage-backed securities	—	77,027	—	77,027
Obligations of states and political subdivisions	—	123,948	—	123,948
Total securities available for sale	—	219,476	—	219,476
Loans held for sale	—	44,000	—	44,000
Derivative asset - IRLC	—	744	—	744
Total assets	$—	$264,220	$—	$264,220

Liabilities:
Derivative liability - cash flow hedges	$—	$175	$—	$175

	December 31, 2014
	Fair Value Measurements Using			Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$22,934	$—	$22,934
Mortgage-backed securities	—	67,619	—	67,619
Obligations of states and political subdivisions	—	131,344	—	131,344
Total securities available for sale	—	221,897	—	221,897
Loans held for sale	—	28,279	—	28,279
Derivative asset - IRLC	—	448	—	448
Derivative asset - cash flow hedges	—	40	—	40
Total assets	$—	$250,664	$—	$250,664

Liabilities:
Derivative liability - cash flow hedges	$—	$143	$—	$143

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

Impaired loans. The Corporation does not record loans held for investment at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. A loan is considered impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. All TDRs are considered impaired loans. The Corporation measures impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Additionally, management reviews current market conditions, borrower history, past experience with similar loans and economic conditions. Based on management’s review, additional write-downs to fair value may be incurred. The Corporation maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. When the fair value of an impaired loan is based solely on observable cash flows, market price or a current appraisal, the Corporation records the impaired loan as nonrecurring Level 2. However, if based on management’s review, additional write-downs to fair value are required or if the impaired loan otherwise does not meet the standards for Level 2 classification, the Corporation records the impaired loan as nonrecurring Level 3.

The measurement of impaired loans of less than $500,000,  with the exception of Commercial loan TDRs,is based on each loan’s future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest, which is not a fair value measurement and is therefore excluded from fair value disclosure requirements.

Other real estate owned (OREO). Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions. As such, we record OREO as nonrecurring Level 3.

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	December 31, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,953	$1,953
Other real estate owned, net	—	—	942	942
Total	$—	$—	$2,895	$2,895

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,224	$1,224
Other real estate owned, net	—	—	786	786
Total	$—	$—	$2,010	$2,010

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of December 31, 2015:

	Fair Value Measurements at December 31, 2015
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$1,953	Appraisals	Discount to reflect current market conditions and estimated selling costs	10% - 60%
Other real estate owned, net	942	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 65%
Total	$2,895

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

The following describes the valuation techniques used by the Corporation to measure its financial instruments at fair value as of December 31, 2015 and 2014.

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

Loans held for sale, net. As described in Assets and Liabilities Measured at Fair Value on a Recurring Basis section in this Note 17, the Corporation has elected to carry its portfolio of loans held for sale (or LHFS) at fair value, measured on a recurring basis.

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

The following tables reflect the carrying amounts and estimated fair values of the Corporation’s financial instruments whether or not recognized on the balance sheet at fair value.

	Carrying	Fair Value Measurements at December 31, 2015 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$152,943	$152,943	$—	$—	$152,943
Securities available for sale	219,476	—	219,476	—	219,476
Loans, net	865,892	—	—	875,341	875,341
Loans held for sale	44,000	—	44,000	—	44,000
Derivative asset - IRLC	744	—	744	—	744
Bank-owned life insurance	14,988	—	14,988	—	14,988
Accrued interest receivable	6,829	6,829	—	—	6,829
Financial liabilities:
Demand deposits	$733,901	$733,901	$—	$—	$733,901
Time deposits	339,732	—	342,275	—	342,275
Borrowings	177,261	—	174,032	—	174,032
Derivative liability - cash flow hedges	175	—	175	—	175
Accrued interest payable	698	698	—	—	698

	Carrying	Fair Value Measurements at December 31, 2014 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$167,616	$167,616	$—	$—	$167,616
Securities available for sale	221,897	—	221,897	—	221,897
Loans, net	800,198	—	—	813,010	813,010
Loans held for sale	28,279	—	28,279	—	28,279
Derivative asset - IRLC	448	—	448	—	448
Derivative asset - cash flow hedges	40	—	40	—	40
Bank-owned life insurance	14,484	—	14,484	—	14,484
Accrued interest receivable	6,421	6,421	—	—	6,421
Financial liabilities:
Demand deposits	$659,594	$659,594	$—	$—	$659,594
Time deposits	366,507	—	369,538	—	369,538
Borrowings	167,027	—	160,052	—	160,052
Derivative liability - cash flow hedges	143	—	143	—	143
Accrued interest payable	740	740	—	—	740

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) in the course of normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors interest rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

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

The Corporation’s other segment includes a full-service brokerage firm that derives revenues from offering investment services and insurance products through an alliance with an independent broker/dealer and an insurance company that derives revenues from insurance services. The results of the other segment are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

	Year Ended December 31, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$42,960	$1,698	$47,053	$—	$(4,662)	$87,049
Gains on sales of loans	—	6,336	—	—	—	6,336
Other noninterest income	9,083	2,621	1,095	1,579	—	14,378
Total operating income	52,043	10,655	48,148	1,579	(4,662)	107,763
Expenses:
Provision for loan losses	—	45	15,467	—	—	15,512
Interest expense	5,682	310	6,201	1,163	(4,662)	8,694
Salaries and employee benefits	23,185	4,594	9,758	1,389	—	38,926
Other noninterest expenses	17,155	4,563	4,970	560	—	27,248
Total operating expenses	46,022	9,512	36,396	3,112	(4,662)	90,380
Income (loss) before income taxes	6,021	1,143	11,752	(1,533)	—	17,383
Income tax expense (benefit)	392	466	4,573	(578)	—	4,853
Net income (loss)	$5,629	$677	$7,179	$(955)	$—	$12,530
Total assets	$1,233,976	$58,206	$295,430	$4,973	$(187,509)	$1,405,076
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,597	$100	$211	$1	$—	$1,909

	Year Ended December 31, 2014
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$43,616	$1,304	$46,569	$—	$(4,994)	$86,495
Gains on sales of loans	—	5,086	—	—	—	5,086
Other noninterest income	9,170	2,564	1,227	1,358	—	14,319
Total operating income	52,786	8,954	47,796	1,358	(4,994)	105,900
Expenses:
Provision for loan losses	—	60	16,270	—	—	16,330
Interest expense	5,915	199	6,445	960	(4,994)	8,525
Salaries and employee benefits	22,944	3,568	8,962	836	—	36,310
Other noninterest expenses	17,558	4,442	4,739	508	—	27,247
Total operating expenses	46,417	8,269	36,416	2,304	(4,994)	88,412
Income (loss) before income taxes	6,369	685	11,380	(946)	—	17,488
Income tax expense (benefit)	791	274	4,438	(359)	—	5,144
Net income (loss)	$5,578	$411	$6,942	$(587)	$—	$12,344
Total assets	$1,183,134	$42,143	$283,984	$4,208	$(175,282)	$1,338,187
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,657	$92	$177	$1	$—	$1,927

	Year Ended December 31, 2013
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$34,777	$1,865	$48,735	$2	$(5,167)	$80,212
Gains on sales of loans	—	7,532	—	—	—	7,532
Other noninterest income	7,672	3,734	1,190	1,540	—	14,136
Total operating income	42,449	13,131	49,925	1,542	(5,167)	101,880
Expenses:
Provision for loan losses	1,030	90	13,965	—	—	15,085
Interest expense	6,135	343	6,501	811	(5,167)	8,623
Salaries and employee benefits	18,361	4,118	7,877	811	—	31,167
Other noninterest expenses	14,039	5,329	4,300	1,764	—	25,432
Total operating expenses	39,565	9,880	32,643	3,386	(5,167)	80,307
Income (loss) before income taxes	2,884	3,251	17,282	(1,844)	—	21,573
Income tax expense (benefit)	(465)	1,300	6,740	(446)	—	7,129
Net income (loss)	$3,349	$1,951	$10,542	$(1,398)	$—	$14,444
Total assets	$1,157,467	$50,803	$278,855	$4,017	$(178,606)	$1,312,536
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$3,294	$535	$53	$2	$—	$3,884

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

NOTE 19: Interest Rate Swaps

The Corporation uses interest rate swaps to manage exposure of its trust preferred capital notes to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.00 million and $10.00 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively.

The cash flow hedges’ total notional amount is $25.00 million. At December 31, 2015, the cash flow hedges had a fair value of $(175,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2015; therefore, the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 20: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,
(Dollars in thousands)	2015	2014
Balance Sheets
Assets
Cash	$768	$662
Other assets	3,155	2,506
Investments in subsidiaries	152,724	146,027
Total assets	$156,647	$149,195
Liabilities and shareholders’ equity
Trust preferred capital notes	$25,139	$25,103
Other liabilities	449	482
Shareholders’ equity	131,059	123,610
Total liabilities and shareholders’ equity	$156,647	$149,195

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Statements of Income
Interest expense on borrowings	$(1,162)	$(916)	$(757)
Dividends received from C&F Bank	5,255	5,596	31,150
Equity in undistributed net income (loss) of subsidiaries	8,568	8,180	(14,726)
Gain on sale of securities	—	—	270
Other income	22	20	53
Other expenses	(153)	(536)	(1,546)
Net income	$12,530	$12,344	$14,444

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Statements of Cash Flows
Operating activities:
Net income	$12,530	$12,344	$14,444
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(8,568)	(8,180)	14,726
Share-based compensation	1,231	1,104	743
Amortization of acquisition-related fair value adjustment	36	27	—
Gain on sale of securities	—	—	(270)
Decrease (increase) in other assets	(661)	4,882	(4,710)
(Decrease) increase in other liabilities	(65)	(4,263)	4,550
Net cash provided by operating activities	4,503	5,914	29,483
Investing activities:
Proceeds from sale of securities	—	—	296
Acquisition of Central Virginia Bankshares, Inc.	—	—	(4,196)
Investment in Central Virginia Bank	—	—	(26,058)
Merger of Central Virginia Bankshares, Inc. into C&F Financial Corporation	—	160	—
Net cash provided by (used in) investing activities	—	160	(29,958)
Financing activities:
Net proceeds from issuance of common stock	135	133	125
Repurchase of common stock warrant	—	(2,303)	—
Common stock repurchases	(1,687)	(161)	—
Cash dividends	(4,148)	(4,050)	(3,845)
Proceeds from exercise of stock options	1,303	11	4,301
Net cash (used in) provided by financing activities	(4,397)	(6,370)	581
Net (decrease) increase in cash and cash equivalents	106	(296)	106
Cash at beginning of year	662	958	852
Cash at end of year	$768	$662	$958

NOTE 21: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other Expenses.”

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Data processing fees	$3,704	$3,616	$2,700
Professional fees	2,222	2,101	2,326
Telecommunication expenses	1,437	1,507	1,231
Amortization of core deposit intangible	966	1,190	333
Travel and educational expenses	1,064	1,109	1,032
Marketing and advertising expenses	1,407	1,333	964
Acquisition transactions cost	—	315	1,351
All other noninterest expenses	7,620	7,270	8,098
Total other noninterest expenses	$18,420	$18,441	$18,035

NOTE 22: Quarterly Condensed Statements of Income—Unaudited

	2015 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$20,803	$21,350	$22,778	$22,118
Net interest income after provision for loan losses	15,257	17,019	16,377	14,190
Other income	5,101	5,515	4,805	5,293
Other expenses	16,750	16,654	16,261	16,508
Income before income taxes	3,608	5,880	4,921	2,974
Net income	2,645	4,101	3,477	2,307
Net income per share—assuming dilution	0.77	1.21	1.02	0.68
Dividends declared per common share	0.30	0.30	0.30	0.32

	2014 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$21,294	$21,712	$21,838	$21,651
Net interest income after provision for loan losses	15,564	16,306	15,582	14,188
Other income	4,651	5,345	4,712	4,697
Other expenses	16,091	16,232	15,571	15,663
Income before income taxes	4,124	5,419	4,723	3,222
Net income	2,892	3,742	3,293	2,417
Net income per share—assuming dilution	0.83	1.09	0.97	0.71
Dividends declared per common share	0.29	0.30	0.30	0.30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary (the Corporation) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary’s internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 4, 2016

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2015, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation

West Point, Virginia

We have audited C&F Financial Corporation and Subsidiary’s (the Corporation) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of C&F Financial Corporation and Subsidiary, and our report dated March 4, 2016 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 4, 2016

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2016 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2016 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The information regarding the Corporation's Audit Committee is contained in the 2016 Proxy Statement under the caption "Report of the Audit Committee" and is incorporated herein by reference.

The Corporation has adopted a Code of Business Conduct and Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on our Internet website at http://www.cffc.com under “Investor Relations.” The Corporation will provide a copy of the Code to any person without charge upon written request to C&F Financial Corporation, c/o Secretary, P.O. Box 391, West Point, Virginia 23181. The Corporation intends to provide any required disclosure of any amendment to or waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.cffc.com under “Investor Relations” promptly following the amendment or waiver. The Corporation may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to the Corporation’s Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2016 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report in the 2016 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2016 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2016 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2016 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2016 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2016 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2016 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits:

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

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

*10.7	Amended and Restated C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 7, 2008)

*10.9	C&F Financial Corporation Management Incentive Plan dated December 15, 2015

*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

*10.10.1	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed August 8, 2008)

*10.10.2	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.2 to Form 8-K filed December 8, 2009)

*10.10.3	Form of C&F Financial Corporation TARP-Compliant Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.3 to Form 8-K filed December 8, 2009)

*10.10.4	Form of C&F Financial Corporation Restricted Stock Agreement (approved May 2012) (incorporated by reference to Exhibit 10.10.4 to Form 10-K filed March 5, 2013)

*10.11	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.11.1	Form of Notice of Amendment to C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11.1 to Form 10-Q filed on November 8, 2011)

*10.12	Employment Agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated January 1, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 5, 2013)

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

10.19

Amended and Restated Loan and Security Agreement by and between Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

10.19.1

First Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of July 1, 2010 (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed August 6, 2010)

10.19.2

Second Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 17, 2012 (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 8, 2012)

10.19.3

Third Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 12, 2013 (incorporated by reference to Exhibit 10.19.3 to Form 10-K filed March 7, 2014)

10.19.4

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 2, 2015 (incorporated by reference to Exhibit 10.19.4 to Form 10-Q filed November 6, 2015)

*10.29	C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A to the Corporation's Proxy Statement filed March 15, 2013)

*10.29.1	Form of C&F Financial Corporation Restricted Stock Agreement for Chief Executive Officer (approved December 15, 2015)

*10.29.2	Form of C&F Financial Corporation Restricted Stock Agreement for Key Employees (approved December 15, 2015)

*10.29.3	Form of C&F Financial Corporation Restricted Stock Agreement for Non-Employee Directors (approved December 15, 2015)

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

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 4, 2016	By:	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LARRY G. DILLON	Date:	March 4, 2016
Larry G. Dillon, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/S/ THOMAS F. CHERRY	Date:	March 4, 2016
Thomas F. Cherry, President,
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

/S/ J. P. CAUSEY JR.	Date:	March 4, 2016
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date:	March 4, 2016
Barry R. Chernack, Director

/S/ AUDREY D. HOLMES	Date:	March 4, 2016
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	March 4, 2016
James H. Hudson III, Director

/S/ JOSHUA H. LAWSON	Date:	March 4, 2016
Joshua H. Lawson, Director

/S/ C. ELIS OLSSON	Date:	March 4, 2016
C. Elis Olsson, Director

/S/ JAMES T. NAPIER	Date:	March 4, 2016
James T. Napier, Director

/S/ PAUL C. ROBINSON	Date:	March 4, 2016
Paul C. Robinson, Director