Form 10-Q
period 2016-03-31
C & F FINANCIAL CORP
filed 2016-05-09
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

At May 6, 2016, the latest practicable date for determination, 3,451,784 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31,	December 31,
	2016	2015
Assets	(unaudited)	*
Cash and due from banks	$10,429	$9,679
Interest-bearing deposits in other banks	140,765	143,264
Total cash and cash equivalents	151,194	152,943
Securities—available for sale at fair value, amortized cost of $209,202 and $214,105, respectively	216,256	219,476
Loans held for sale, at fair value	25,426	44,000
Loans, net of allowance for loan losses of $35,838 and $35,569, respectively	889,172	865,892
Restricted stocks, at cost	3,403	3,345
Corporate premises and equipment, net	36,495	36,533
Other real estate owned, net of valuation allowance of $56 and $56, respectively	1,194	942
Accrued interest receivable	6,707	6,829
Goodwill	14,425	14,425
Core deposit intangible, net	1,411	1,618
Bank-owned life insurance	15,085	14,988
Other assets	44,056	44,085
Total assets	$1,404,824	$1,405,076

Liabilities
Deposits
Noninterest-bearing demand deposits	$211,654	$197,909
Savings and interest-bearing demand deposits	526,837	535,992
Time deposits	336,597	339,732
Total deposits	1,075,088	1,073,633
Short-term borrowings	12,538	12,093
Long-term borrowings	136,029	140,029
Trust preferred capital notes	25,148	25,139
Accrued interest payable	725	698
Other liabilities	21,952	22,425
Total liabilities	1,271,480	1,274,017

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,451,057 and 3,437,787 shares issued and outstanding, respectively, includes 145,700 and 137,200 of unvested shares, respectively)	3,305	3,301
Additional paid-in capital	10,622	10,420
Retained earnings	117,487	116,167
Accumulated other comprehensive income, net	1,930	1,171
Total shareholders’ equity	133,344	131,059
Total liabilities and shareholders’ equity	$1,404,824	$1,405,076

*     Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Interest income
Interest and fees on loans	$20,206	$19,018
Interest on interest-bearing deposits and federal funds sold	177	100
Interest and dividends on securities
U.S. government agencies and corporations	101	128
Mortgage-backed securities	334	299
Tax-exempt obligations of states and political subdivisions	981	1,079
Taxable obligations of states and political subdivisions	46	42
Corporate bonds and other	120	137
Total interest income	21,965	20,803
Interest expense
Savings and interest-bearing deposits	292	275
Time deposits	809	681
Borrowings	878	786
Trust preferred capital notes	283	289
Total interest expense	2,262	2,031
Net interest income	19,703	18,772
Provision for loan losses	4,600	3,515
Net interest income after provision for loan losses	15,103	15,257
Noninterest income
Gains on sales of loans	1,730	1,645
Service charges on deposit accounts	963	1,015
Other service charges and fees	1,684	1,441
Net gains on calls and sales of available for sale securities	1	1
Investment services income	276	377
Other	509	622
Total noninterest income	5,163	5,101
Noninterest expenses
Salaries and employee benefits	10,171	10,164
Occupancy	2,334	2,160
Other	4,585	4,426
Total noninterest expenses	17,090	16,750
Income before income taxes	3,176	3,608
Income tax expense	752	963
Net income	$2,424	$2,645
Net income per share - basic	$0.70	$0.77
Net income per share - assuming dilution	$0.70	$0.77

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$2,424	$2,645
Other comprehensive income:
Changes in defined benefit plan assets and benefit obligations
Changes in net (loss) gain arising during the period[1]	38	(29)
Tax effect	(13)	11

Amortization of prior service cost arising during the period[1]	(15)	14
Tax effect	5	(5)
Net of tax amount	15	(9)

Unrealized loss on cash flow hedging instruments
Unrealized holding loss arising during the period	(538)	(148)
Tax effect	188	52
Net of tax amount	(350)	(96)

Unrealized holding gains on securities
Unrealized holding gains arising during the period	1,684	523
Tax effect	(589)	(183)
Reclassification adjustment for gains included in net income[2]	(1)	(1)
Tax effect	—	—
Net of tax amount	1,094	339
Other comprehensive income	759	234
Comprehensive income	$3,183	$2,879

[1]	These items are included in the computation of net periodic benefit cost. See Note 6, Employee Benefit Plans, for additional information.
[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2015	$3,301	$10,420	$116,167	$1,171	$131,059
Comprehensive income:
Net income	—	—	2,424	—	2,424
Other comprehensive income	—	—	—	759	759
Share-based compensation	—	305	—	—	305
Restricted stock vested	7	(7)	—	—	—
Common stock issued	1	36	—	—	37
Common stock purchased	(4)	(132)	—	—	(136)
Cash dividends declared – common stock ($0.32 per share)	—	—	(1,104)	—	(1,104)
Balance March 31, 2016	$3,305	$10,622	$117,487	$1,930	$133,344

		Additional		Accumulated Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2014	$3,283	$9,456	$107,785	$3,086	$123,610
Comprehensive income:
Net income	—	—	2,645	—	2,645
Other comprehensive income	—	—	—	234	234
Share-based compensation	—	264	—	—	264
Restricted stock vested	7	(7)	—	—	—
Common stock issued	1	32	—	—	33
Common stock purchased	(41)	(1,409)	—	—	(1,450)
Cash dividends declared – common stock ($0.30 per share)	—	—	(1,018)	—	(1,018)
Balance March 31, 2015	$3,250	$8,336	$109,412	$3,320	$124,318

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$2,424	$2,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	621	653
Provision for loan losses	4,600	3,515
Provision for indemnifications	52	58
Share-based compensation	305	264
Net accretion of certain acquisition-related fair value adjustments	(312)	(738)
Accretion of discounts and amortization of premiums on securities, net	423	372
Realized gains on sales and calls of securities	(1)	(1)
Net realized gains on sales of other real estate owned	(18)	—
Net realized gains on sale of corporate premises and equipment	(46)	(3)
Increase in bank-owned life insurance cash surrender value	(86)	(88)
Origination of loans held for sale	(103,972)	(115,948)
Proceeds from sales of loans held for sale	124,276	104,395
Gains on sales of loans held for sale	(1,730)	(1,645)
Change in other assets and liabilities:
Accrued interest receivable	122	342
Other assets	(717)	(910)
Accrued interest payable	27	(10)
Other liabilities	(857)	387
Net cash provided by (used in) operating activities	25,111	(6,712)
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	12,222	8,554
Purchases of securities available for sale	(7,649)	(7,220)
Net (redemptions) issuance of restricted stocks	(58)	97
Net increase in loans	(27,674)	(10,855)
Proceeds from sales of other real estate owned	160	46
Purchases of corporate premises and equipment, net	(558)	(305)
Net cash used in investing activities	(23,557)	(9,683)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	4,590	32,550
Net decrease in time deposits	(3,135)	(6,537)
Net decrease in borrowings	(3,555)	(1,364)
Issuance of common stock	37	33
Purchase of common stock	(136)	(1,450)
Cash dividends	(1,104)	(1,018)
Net cash (used in) provided by financing activities	(3,303)	22,214
Net (decrease) increase in cash and cash equivalents	(1,749)	5,819
Cash and cash equivalents at beginning of period	152,943	167,616
Cash and cash equivalents at end of period	$151,194	$173,435
Supplemental disclosure
Interest paid	$2,226	$2,279
Income taxes paid	13	92
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$1,684	$523
Transfers between loans and other real estate owned	394	50
Pension adjustment	23	(15)
Unrealized losses on cash flow hedging instruments	(538)	(148)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiaries (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company providing automobile loans through indirect lending programs. C&F Wealth Management, organized in April 1995 as C&F Investment Services, Inc. and renamed in May 2015, is a full-service brokerage firm offering a comprehensive range of investment services and insurance products through an alliance with an independent broker/dealer. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc., was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 8.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments as of March 31, 2016 and December 31, 2015 consisted of (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans and (2) interest rate swaps that qualified as cash flow hedges on the Corporation's trust preferred capital notes. Because the IRLCs and forward sales commitments are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of the Corporation's IRLCs and forward sales commitments and realized gains and losses upon ultimate sale of the loans are reported as noninterest income. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transactions affect earnings.

Share-Based Compensation: Shared-based compensation expense for the first quarter of 2016 included expense, net of forfeitures, of $305,000 ($189,000 after tax) for restricted stock granted during 2011 through 2016. As of March 31, 2016, there was $3.11 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first three months of 2016 and 2015 is presented below:

	2016
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	137,200	$36.50
Granted	16,150	38.16
Vested	(7,350)	23.20
Forfeitures	(300)	41.78
Unvested, March 31, 2016	145,700	$37.34

	2015
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2014	135,600	$34.34
Granted	16,650	37.72
Vested	(6,750)	20.21
Forfeitures	(1,100)	36.98
Unvested, March 31, 2015	144,400	$35.37

There was no stock option activity during the three months ended March 31, 2016 and 2015.  Stock options outstanding at March 31, 2016 and 2015 are summarized below:

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at March 31, 2016	24,000	$38.39	0.6	$12
Options outstanding and exercisable at March 31, 2015	100,762	$37.75	0.9	$—

*     Weighted average

Recent Significant Accounting Pronouncements:

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in three parts. Among other things, Part I amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent five percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments for both participant-directed investments and nonparticipant-directed investments; and Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts I and II of this ASU are effective on a retrospective basis and Part III is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-12 did not have a material effect on its financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 did not have a material effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendments in ASU 2016-01 require, among other things, equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Corporation is currently assessing the effect that ASU 2016-01 may have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation is currently assessing the effect that ASU 2016-02 may have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Corporation does not expect the adoption of ASU 2016-05 to have a material effect on its financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in an effort to improve the accounting for employee share-based payments.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, such as accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows, accounting for forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the Statement of Cash Flows.  Additionally, ASU 2016-09 also simplifies two areas specific to entities other than public business entities, such as the practical expedient for expected term and the option to use intrinsic value for measuring awards.   For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Corporation is currently assessing the effect that ASU 2016-09 may have on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

Debt and equity securities, all of which are classified as available for sale are summarized as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,159	$22	$(5)	$16,176
Mortgage-backed securities	75,044	1,245	(11)	76,278
Obligations of states and political subdivisions	117,999	5,898	(95)	123,802
	$209,202	$7,165	$(111)	$216,256

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,759	$—	$(258)	$18,501
Mortgage-backed securities	76,957	513	(443)	77,027
Obligations of states and political subdivisions	118,389	5,640	(81)	123,948
	$214,105	$6,153	$(782)	$219,476

The amortized cost and estimated fair value of securities at March 31, 2016, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$26,642	$26,943
Due after one year through five years	133,804	138,273
Due after five years through ten years	35,801	37,102
Due after ten years	12,955	13,938
	$209,202	$216,256

Proceeds from the maturities, calls and sales of securities available for sale for the three months ended March 31, 2016 and 2015 were $12.22 million and $8.55 million, respectively, resulting in gross realized gains of $1,000 for both the three months ended March 31, 2016 and 2015.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $90.16 million and an aggregate fair value of $93.88 million were pledged at March 31, 2016. Securities with an aggregate amortized cost of $91.93 million and an aggregate fair value of $95.13 million were pledged at December 31, 2015.

Securities in an unrealized loss position at March 31, 2016, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$—	$—	$994	$5	$994	$5
Mortgage-backed securities	1,969	3	2,223	8	4,192	11
Obligations of states and political subdivisions	2,882	17	3,816	78	6,698	95
Total temporarily impaired securities	$4,851	$20	$7,033	$91	$11,884	$111

There were 25 debt securities totaling $11.88 million considered temporarily impaired at March 31, 2016. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates decreased during the first quarter of 2016, primarily in the middle and long-end of the United States Treasury yield curve, thereby decreasing unrealized losses on certain of the Corporation's debt securities as compared to December 31, 2015. Prices for debt securities were higher as interest rates declined, primarily due to the Federal Open Market Committee’s (FOMC) decision to reduce the number of anticipated increases in the Federal Funds rate in 2016, citing the weakness of the global economy as a reason for greater caution about the prospects for domestic growth.  Interest rates in the municipal bond sector, which includes the Corporation's obligations of states and political subdivisions, were also lower during the first quarter of 2016, driven by the same factors noted above that affected the overall interest rate environment, offset to some degree by an increase in the overall supply of municipal debt due to an increase in new issuance volume. At March 31, 2016, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 83 percent were rated “A” or better, as measured by market value, at  March 31, 2016.  For the approximately 17 percent not rated “A” or better, as measured by market value at March 31, 2016, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2016 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.40 million at March 31, 2016 and consisted of $3.26 million of Federal Home Loan Bank (FHLB) stock and $145,000 of Community Bankers Bank (CBB) stock.  Restricted stock is generally viewed as a long-term investment and as restricted investment securities, which are carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at March 31, 2016 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available-for-sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Real estate – residential mortgage	$184,860	$186,763
Real estate – construction [1]	27,214	7,759
Commercial, financial and agricultural [2]	364,708	356,062
Equity lines	49,901	50,111
Consumer	9,139	9,011
Consumer finance	289,188	291,755
	925,010	901,461
Less allowance for loan losses	(35,838)	(35,569)
Loans, net	$889,172	$865,892

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $243,000 and $266,000 of demand deposit overdrafts at March 31, 2016 and December 31, 2015, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$24,420	$67,033	$91,453	$25,701	$70,993	$96,694
Carrying amount
Real estate – residential mortgage	$1,188	$15,055	$16,243	$1,305	$15,478	$16,783
Commercial, financial and agricultural[1]	11,304	34,315	45,619	12,317	37,287	49,604
Equity lines	278	13,765	14,043	286	13,969	14,255
Consumer	—	227	227	—	288	288
Total acquired loans	$12,770	$63,362	$76,132	$13,908	$67,022	$80,930

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Real estate – residential mortgage	$2,293	$2,297
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	2,446	2,515
Land acquisition and development lending	—	—
Builder line lending	—	359
Commercial business lending	155	86
Equity lines	750	881
Consumer	4	19
Consumer finance	184	830
Total loans on nonaccrual status	$5,832	$6,987

The past due status of loans as of March 31, 2016 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$988	$411	$380	$1,779	$1,188	$181,893	$184,860	$203
Real estate – construction:
Construction lending	—	—	—	—	—	22,915	22,915	—
Consumer lot lending	—	—	—	—	—	4,299	4,299	—
Commercial, financial and agricultural:
Commercial real estate lending[3]	94	4,841	661	5,596	9,421	195,872	210,889	32
Land acquisition and development lending	—	—	—	—	—	49,918	49,918	—
Builder line lending	—	—	—	—	—	25,900	25,900	—
Commercial business lending	14	82	—	96	1,883	76,021	78,001	—
Equity lines	133	—	—	133	278	49,490	49,901	—
Consumer	26	5	4	35	—	9,104	9,139	2
Consumer finance	7,293	699	184	8,176	—	281,012	289,188	—
Total	$8,548	$6,038	$1,229	$15,815	$12,770	$896,424	$925,010	$237

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $235,000.
[3]	Commercial real estate loans past due 60-89 days at March 31, 2016 consist of loans to one borrower which were 60 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.82 million, 30-59 days past due of $288,000, 60-89 days past due of $493,000 and 90+ days past due of $1.23 million.
•	performing loans purchased in the acquisition of CVB that are current of $62.95 million, 30-59 days past due of $165,000, 60-89 past dues of $155,000 and 90+ days past due of $89,000.

The past due status of loans as of December 31, 2015 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing[2]
Real estate – residential mortgage	$737	$146	$574	$1,457	$1,305	$184,001	$186,763	$268
Real estate – construction:
Construction lending	—	—	—	—	—	5,996	5,996	—
Consumer lot lending	—	—	—	—	—	1,763	1,763	—
Commercial, financial and agricultural:
Commercial real estate lending	1,475	1,280	423	3,178	10,359	204,079	217,616	172
Land acquisition and development lending	—	—	—	—	—	46,311	46,311	—
Builder line lending	—	—	359	359	—	20,612	20,971	—
Commercial business lending	20	86	321	427	1,958	68,779	71,164	321
Equity lines	378	—	612	990	286	48,835	50,111	—
Consumer	84	2	19	105	—	8,906	9,011	—
Consumer finance	15,046	2,264	830	18,140	—	273,615	291,755	—
Total	$17,740	$3,778	$3,138	$24,656	$13,908	$862,897	$901,461	$761

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes PCI loans of $172,000.

The table above includes the following:

•	nonaccrual loans that are current of $3.17 million, 30-59 days past due of $377,000, 60‑89 days past due of $887,000 and 90+ days past due of $2.55 million.
•	performing loans purchased in the acquisition of CVB that are current of $66.37 million, 30-59 days past due of $270,000, 60-89 days past due of $0 and 90+ days past due of $378,000.

Loan modifications that were classified as TDRs during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	1	$57	$57	1	$239	$239
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	—	—	—	1	15	15
Commercial business lending – interest rate concession	1	100	100	1	17	17
Consumer – interest rate concession	1	291	291	—	—	—
Total	3	$448	$448	3	$271	$271

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR defaults during the three months ended March 31, 2016 or 2015.

Impaired loans, which consisted solely of TDRs, and the related allowance at March 31, 2016 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,811	$172	$2,528	$344	$2,708	$26
Commercial, financial and agricultural:
Commercial real estate lending	2,475	58	2,190	435	2,265	8
Commercial business lending	189	—	186	39	191	2
Equity lines	32	30	—	—	30	—
Consumer	498	—	498	74	498	4
Total	$6,005	$260	$5,402	$892	$5,692	$40

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2015 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,828	$173	$2,516	$360	$2,718	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,522	61	2,258	438	2,361	35
Commercial business lending	99	—	99	28	108	1
Equity lines	32	30	—	—	30	1
Consumer	207	—	207	23	208	7
Total	$5,688	$264	$5,080	$849	$5,425	$141

PCI loans had an unpaid principal balance of $24.4 million and a carrying value of $12.8 million at March 31, 2016. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the three months ended March 31, 2016 and 2015:

	March 31,
(Dollars in thousands)	2016	2015
Accretable yield, balance at beginning of period	$10,419	$13,488
Accretion	(462)	(753)
Reclassification of nonaccretable difference due to improvement in expected cash flows	441	3
Other changes, net	(263)	(362)
Accretable yield, balance at end of period	$10,135	$12,376

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2016.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Provision charged to operations	(10)	192	(226)	91	(47)	4,600	4,600
Loans charged off	—	—	(35)	(55)	(71)	(5,601)	(5,762)
Recoveries of loans previously charged off	26	—	160	—	127	1,118	1,431
Balance at March 31, 2016	$2,487	$286	$7,654	$1,088	$252	$24,071	$35,838

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2015.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2014	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Provision charged to operations	15	—	—	—	—	3,500	3,515
Loans charged off	(20)	—	(13)	—	(59)	(4,690)	(4,782)
Recoveries of loans previously charged off	162	—	8	—	41	1,147	1,358
Balance at March 31, 2015	$2,470	$434	$7,739	$812	$193	$24,049	$35,697

The following table presents, as of March 31, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at March 31, 2016	$2,487	$286	$7,654	$1,088	$252	$24,071	$35,838
Ending balance: individually evaluated for impairment	$344	$—	$474	$—	$74	$—	$892
Ending balance: collectively evaluated for impairment	$2,143	$286	$7,145	$1,088	$178	$24,071	$34,911
Ending balance: acquired loans - PCI	$—	$—	$35	$—	$—	$—	$35
Loans:
Balance at March 31, 2016	$184,860	$27,214	$364,708	$49,901	$9,139	$289,188	$925,010
Ending balance: individually evaluated for impairment	$2,700	$—	$2,434	$30	$498	$—	$5,662
Ending balance: collectively evaluated for impairment	$180,972	$27,214	$350,970	$49,593	$8,641	$289,188	$906,578
Ending balance: acquired loans - PCI	$1,188	$—	$11,304	$278	$—	$—	$12,770

The following table presents, as of December 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Ending balance: individually evaluated for impairment	$360	$—	$466	$—	$23	$—	$849
Ending balance: collectively evaluated for impairment	$2,111	$94	$7,254	$1,052	$220	$23,954	$34,685
Ending balance: acquired loans - PCI	$—	$—	$35	$—	$—	$—	$35
Loans:
Ending balance	$186,763	$7,759	$356,062	$50,111	$9,011	$291,755	$901,461
Ending balance: individually evaluated for impairment	$2,689	$—	$2,418	$30	$207	$—	$5,344
Ending balance: collectively evaluated for impairment	$182,769	$7,759	$341,327	$49,795	$8,804	$291,755	$882,209
Ending balance: acquired loans - PCI	$1,305	$—	$12,317	$286	$—	$—	$13,908

Loans by credit quality indicators as of March 31, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,137	$1,275	$2,155	$2,293	$184,860
Real estate – construction:
Construction lending	22,827	—	88	—	22,915
Consumer lot lending	4,299	—	—	—	4,299
Commercial, financial and agricultural:
Commercial real estate lending	190,200	4,866	13,377	2,446	210,889
Land acquisition and development lending	48,456	710	752	—	49,918
Builder line lending	24,819	718	363	—	25,900
Commercial business lending	67,009	164	10,673	155	78,001
Equity lines	48,351	588	212	750	49,901
Consumer	8,614	31	490	4	9,139
	$593,712	$8,352	$28,110	$5,648	$635,822

[1]	At March 31, 2016, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $68.11 million pass rated, $2.96 million special mention, $4.82 million substandard and $248,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$289,004	$184	$289,188

Loans by credit quality indicators as of December 31, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,107	$1,276	$2,083	$2,297	$186,763
Real estate – construction:
Construction lending	5,924	72	—	—	5,996
Consumer lot lending	1,763	—	—	—	1,763
Commercial, financial and agricultural:
Commercial real estate lending	195,479	6,089	13,533	2,515	217,616
Land acquisition and development lending	45,061	856	394	—	46,311
Builder line lending	19,252	829	531	359	20,971
Commercial business lending	57,928	1,306	11,844	86	71,164
Equity lines	48,392	617	221	881	50,111
Consumer	8,760	116	116	19	9,011
	$563,666	$11,161	$28,722	$6,157	$609,706

[1]	At December 31, 2015, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $71.14 million pass rated, $4.09 million special mention, $5.15 million substandard and $542,000 substandard nonaccrual.

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$290,925	$830	$291,755

NOTE 5: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $1.03 million and $620,000 as of March 31, 2016 and December 31, 2015, respectively.

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Net unrealized gains on securities	$4,584	$3,491
Net unrecognized loss on cash flow hedges	(456)	(107)
Net unrecognized losses on defined benefit plan	(2,198)	(2,213)
Total accumulated other comprehensive income	$1,930	$1,171

Common Shares

The Corporation purchased 3,525 and 2,445 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first three months of 2016 and 2015, respectively.  During the first three months of 2015, 38,759 shares were purchased under a share repurchase program authorized by the Corporation’s Board of Directors; whereas, no such shares were purchased during the first three months of 2016.

Earnings Per Common Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net income	$2,424	$2,645

Weighted average number of common shares used in earnings per common share—basic	3,448,630	3,414,172
Effect of dilutive securities:
Stock option awards	1,109	367
Weighted average number of common shares used in earnings per common share—assuming dilution	3,449,739	3,414,539

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

Potential common shares that may be issued by the Corporation for its stock option awards are determined using the treasury stock method. Approximately 12,000 shares and 88,762 shares issuable upon exercise of options were not included in computing diluted earnings per common share for the three months ended March 31, 2016 and 2015, respectively, because they were anti-dilutive.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan  for which the components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Components of net periodic benefit cost:
Service cost	$262	$267
Interest cost	130	117
Expected return on plan assets	(261)	(253)
Amortization of prior service cost	(15)	(14)
Recognized net actuarial loss	38	29
Net periodic benefit cost	$154	$146

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2016 and December 31, 2015, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (or MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	March 31, 2016
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,176	$—	$16,176
Mortgage-backed securities	—	76,278	—	76,278
Obligations of states and political subdivisions	—	123,802	—	123,802
Total securities available for sale	—	216,256	—	216,256
Loans held for sale	—	25,426	—	25,426
Derivative asset - IRLC	—	1,096	—	1,096
Total assets	$—	$242,778	$—	$242,778

Liabilities:
Derivative liability - cash flow hedges	$—	$713	$—	$713

	December 31, 2015
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$18,501	$—	$18,501
Mortgage-backed securities	—	77,027	—	77,027
Obligations of states and political subdivisions	—	123,948	—	123,948
Total securities available for sale	—	219,476	—	219,476
Loans held for sale	—	44,000	—	44,000
Derivative asset - IRLC	—	744	—	744
Total assets	$—	$264,220	$—	$264,220

Liabilities:
Derivative liability - cash flow hedges	$—	$175	$—	$175

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

Impaired loans. The Corporation does not record loans held for investment at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. A loan is considered impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. All TDRs are considered impaired loans. The Corporation measures impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Additionally, management reviews current market conditions, borrower history, past experience with similar loans and economic conditions. Based on management's review, additional write-

downs to fair value may be incurred. The Corporation maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. When the fair value of an impaired loan is based solely on observable cash flows, market price or a current appraisal, the Corporation records the impaired loan as nonrecurring Level 2. However, if based on management's review, additional write-downs to fair value are required or if the impaired loan otherwise does not meet the standards for Level 2 classification, the Corporation records the impaired loan as nonrecurring Level 3.

The measurement of impaired loans of less than $500,000, with the exception of Commercial loan TDRs, is based on each loan's future cash flows discounted at the loan's effective interest rate rather than the market rate of interest, which is not a fair value measurement and is therefore excluded from fair value disclosure requirements.

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	March 31, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,959	$1,959
Other real estate owned, net	—	—	1,194	1,194
Total	$—	$—	$3,153	$3,153

	December 31, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,953	$1,953
Other real estate owned, net	—	—	942	942
Total	$—	$—	$2,895	$2,895

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of March 31, 2016:

	Fair Value Measurements at March 31, 2016
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$1,959	Appraisals	Discount to reflect current market conditions and estimated selling costs	10% - 50%
Other real estate owned, net	1,194	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 65%
Total	$3,153

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

The following describes the valuation techniques used by the Corporation to measure certain of its financial instruments at fair value as of March 31, 2016 and December 31, 2015.

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

Loans held for sale, net. As described in Assets and Liabilities Measured at Fair Value on a Recurring Basis section in this Note 7, the Corporation has elected to carry its portfolio of loans held for sale at fair value, measured on a recurring basis.

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

	Carrying	Fair Value Measurements at March 31, 2016 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$151,194	$151,194	$—	$—	$151,194
Securities available for sale	216,256	—	216,256	—	216,256
Loans, net	889,172	—	—	899,155	899,155
Loans held for sale	25,426	—	25,426	—	25,426
Derivative asset - IRLC	1,096	—	1,096	—	1,096
Bank-owned life insurance	15,085	—	15,085	—	15,085
Accrued interest receivable	6,707	6,707	—	—	6,707
Financial liabilities:
Demand deposits	$738,491	$738,491	$—	$—	$738,491
Time deposits	336,597	—	338,986	—	338,986
Borrowings	173,715	—	170,901	—	170,901
Derivative liability - cash flow hedges	713	—	713	—	713
Accrued interest payable	725	725	—	—	725

	Carrying	Fair Value Measurements at December 31, 2015 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$152,943	$152,943	$—	$—	$152,943
Securities available for sale	219,476	—	219,476	—	219,476
Loans, net	865,892	—	—	875,341	875,341
Loans held for sale	44,000	—	44,000	—	44,000
Derivative asset - IRLC	744	—	744	—	744
Bank-owned life insurance	14,988	—	14,988	—	14,988
Accrued interest receivable	6,829	6,829	—	—	6,829
Financial liabilities:
Demand deposits	$733,901	$733,901	$—	$—	$733,901
Time deposits	339,732	—	342,275	—	342,275
Borrowings	177,261	—	174,032	—	174,032
Derivative liability - cash flow hedges	175	—	175	—	175
Accrued interest payable	698	698	—	—	698

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) in the normal course of operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors interest rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

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

	Three Months Ended March 31, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$11,083	$310	$11,811	$1	$(1,240)	$21,965
Gains on sales of loans	—	1,730	—	—	—	1,730
Other noninterest income	2,162	743	232	296	—	3,433
Total operating income	13,245	2,783	12,043	297	(1,240)	27,128
Expenses:
Provision for loan losses	—	—	4,600	—	—	4,600
Interest expense	1,454	62	1,703	283	(1,240)	2,262
Salaries and employee benefits	6,008	1,184	2,627	352	—	10,171
Other noninterest expenses	4,432	1,001	1,328	158	—	6,919
Total operating expenses	11,894	2,247	10,258	793	(1,240)	23,952
Income (loss) before income taxes	1,351	536	1,785	(496)	—	3,176
Income tax expense (benefit)	22	214	703	(187)	—	752
Net income (loss)	$1,329	$322	$1,082	$(309)	$—	$2,424
Total assets	$1,237,374	$39,924	$292,075	$5,186	$(169,735)	$1,404,824
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$297	$169	$147	$—	$—	$613

	Three Months Ended March 31, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,549	$294	$11,119	$—	$(1,159)	$20,803
Gains on sales of loans	—	1,645	—	—	—	1,645
Other noninterest income	2,181	596	287	392	—	3,456
Total operating income	12,730	2,535	11,406	392	(1,159)	25,904
Expenses:
Provision for loan losses	—	15	3,500	—	—	3,515
Interest expense	1,332	48	1,521	289	(1,159)	2,031
Salaries and employee benefits	5,937	1,389	2,439	399	—	10,164
Other noninterest expenses	4,256	1,004	1,180	146	—	6,586
Total operating expenses	11,525	2,456	8,640	834	(1,159)	22,296
Income (loss) before income taxes	1,205	79	2,766	(442)	—	3,608
Income tax expense (benefit)	20	32	1,079	(168)	—	963
Net income (loss)	$1,185	$47	$1,687	$(274)	$—	$2,645
Total assets	$1,203,194	$55,406	$277,160	$4,302	$(176,237)	$1,363,825
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$241	$31	$35	$1	$—	$308

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

NOTE 9: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At March 31, 2016, the Corporation had best efforts forward sales contracts with a notional value of $101.2 million, and each loan held for sale by C&F Mortgage was subject to a forward sales agreement. The fair value of these derivative instruments at March 31, 2016 was $1.1 million, which was included in other assets.  The Corporation had no mandatory forward sales contracts at March 31, 2016.

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

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Allowance, beginning of period	$2,363	$2,089
Provision for indemnification losses	52	58
Payments	—	—
Allowance, end of period	$2,415	$2,147

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

The cash flow hedges’ total notional amount is $25.00 million. At March 31, 2016, the cash flow hedges had a fair value of ($713,000), which is recorded in other liabilities,. The cash flow hedges were fully effective at March 31, 2016 and therefore the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Data processing fees	$955	$882
Professional fees	511	498
Marketing and advertising expenses	376	252
Travel and educational expenses	273	248
Telecommunication expenses	234	345
Amortization of core deposit intangible	206	263
All other noninterest expenses	2,030	1,938
Total other noninterest expenses	$4,585	$4,426

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives, the effect of future market and industry trends including competitive trends in the nonprime consumer finance markets, the Corporation’s and each business segment’s loan portfolio and business prospects related to each segment’s loan portfolio, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK), allowance for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Board of Governors of the Federal Reserve System (the Federal Reserve Board)  including changes to the federal funds rate, capital requirements, growth strategy, hedging strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors", of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

For further information concerning accounting policies, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Financial Performance Measures

Net income for the Corporation was $2.4 million for the first quarter of 2016, or $0.70 per common share assuming dilution, compared with net income of $2.6 million for the first quarter of 2015, or $0.77 per common share assuming dilution. The decrease in net income for the first quarter of 2016, as compared to the first quarter of 2015, resulted from lower earnings at the Consumer Finance segment, offset in part by higher earnings at the Retail Banking and Mortgage Banking segments.

The Corporation’s annualized ROE and ROA were 7.33 percent and 0.69 percent, respectively, for the first quarter of 2016, compared to 8.52 percent and 0.79 percent, respectively, for the first quarter of 2015.  The decline in ROE and ROA for the first quarter of 2016, compared to the first quarter of 2015, resulted from the decrease in earnings and growth in average equity and assets.

Principal Business Activities.

An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $1.3 million for the first quarter of 2016, compared to net income of $1.2 million for the first quarter of 2015.  The improvement in net income of the Retail Banking segment for the first quarter of 2016 resulted from (1) the effect of loan growth on interest income, as average loans for the first quarter of 2016 at C&F Bank increased $65.6 million or 11.8 percent over the first quarter of 2015, (2) the benefit of consistent loan credit quality with historically low charge-offs, increased recoveries of previously charged-off loans and decreased expenses associated with nonperforming loans, and (3) a lower cost of borrowings resulting from the maturity of a portion of C&F Bank’s higher-rate FHLB advances, which occurred in the third quarter of 2015. Partially offsetting these positive factors were the effects of (1) a decline in the yield on C&F Bank’s investment and loan portfolios due to the effects of the low interest rate environment, (2) a decline in the net accretion attributable to acqusition accounting adjustments, as discussed below and (3) higher operating expenses associated with strengthening C&F Bank’s technology infrastructure, expanding its product offerings and promoting brand awareness.

The results for the first quarter of 2016 for the Retail Banking segment include the affect of the acquisition accounting adjustments recorded in connection with the 2013 acquisition of CVB. The net accretion attributable to these adjustments recognized in the first quarter of 2016 was $206,000, net of taxes ($312,000 before taxes), compared to $487,000, net of taxes ($738,000 before taxes) recognized in the first quarter of 2015.

C&F Bank’s total nonperforming assets were $6.8 million at March 31, 2016, compared to $7.1 million at December 31, 2015. Nonperforming assets at March 31, 2016 included $5.6 million in nonaccrual loans, compared to $6.2 million at December 31, 2015, and $1.2 million in OREO, compared to $942,000 at December 31, 2015. The OREO increase during the first quarter of 2016 primarily consisted of one newly-constructed residential property, which was sold subsequent to March 31, 2016.

Mortgage Banking:  The Mortgage Banking segment reported net income of $322,000 for the first quarter of 2016, compared to net income of $47,000 for the first quarter of 2015. The improvement in net income of the Mortgage Banking segment resulted from an increase in the mortgage loan pipeline and mortgage loans sold during the first quarter of 2016, compared to the first quarter of 2015, which resulted in higher gains on sale of loans, coupled with higher ancillary fees.   In addition, total compensation expense declined due to the closing of two loan production offices during 2015; however, the decline was reduced by compensation associated with additional staffing in the compliance, underwriting and closing departments.  These staff increases, which began in 2015, were part of the Mortgage Banking segment’s efforts to comply with the new mortgage disclosure regulations that took effect in October 2015.  In addition, compensation expense during 2016 includes the personnel costs of participants in the C&F Mortgage loan officer training program that lauched in the second quarter of 2015. Loan origination volume for the first quarter of 2016 was $104.0 million, compared to $115.9 million for the first quarter of 2015.  The amount of loan originations during the first quarter of 2016 for refinancings and home purchases were $21.8 million and $82.1 million, respectively, compared to $37.1 million and $78.8 million, respectively, during the first quarter of 2015.

Increasing future profitability at the Mortgage Banking segment is dependent on growth in loan originations due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.  Our goal is to increase origination volume at the Mortgage Banking segment through internal growth in existing markets.

Consumer Finance:  The Consumer Finance segment reported net income of $1.1 million for the first quarter of 2016, compared to net income of $1.7 million for the first quarter of 2015.  The decline in net income for the first quarter of 2016, compared to the first quarter of 2015, was due to a $1.1 million increase in the segment’s provision for loan losses.  Partially offsetting the effect of the higher provision for loan losses, was a $9.6 million increase in average loans and a 15 basis point increase in loan yield during the first quarter of 2016, compared to the first quarter of 2015.  These increases in average loans and yield were attributable to the purchase of a consumer finance loan portfolio at the end of the second quarter of 2015.

The results of the Consumer Finance segment included a $4.6 million provision for loan losses for first quarter of 2016, compared to $3.5 million for the first quarter of 2015. The annualized net charge-off ratio for the first quarter of 2016 was 6.19 percent, compared to 5.05 percent for the first quarter of 2015. Loan charge-offs increased for the first quarter of 2016 due to (1) net charge-offs related to the consumer finance loans purchased during the second quarter of 2015, which had the effect of increasing this ratio 55 basis points for the first quarter of 2016, and (2) economic and competitive factors affecting the non-prime consumer finance customers.  The allowance for loan losses to total loans increased to 8.32 percent at March 31, 2016, compared to 8.21 percent at December 31, 2015. Management believes that the current allowance for loan losses is adequate to absorb probable losses inherent in the consumer finance loan portfolio. If factors influencing the Consumer Finance segment result in a higher net charge-off ratio in the future, C&F Finance may need to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Capital Management. Total shareholders' equity was $133.3 million at March 31, 2016, compared to $131.1 million at December 31, 2015. Capital growth resulted from earnings for the first three months of 2016 and an increase in unrealized holding gains on securities available for sale, which is a component of accumulated other comprehensive income.  The increases were offset in part by dividends declared of 32 cents per share during the first quarter of 2016. The first quarter dividend was paid on April 1, 2016 and equated to a payout ratio of 45.7 percent of first quarter earnings per share.

The Corporation’s Board of Directors has authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program).  For more information about the Repurchase Program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” under the heading “Issuer Purchases of Equity Securities” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2016 and 2015.  Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB and the Consumer Finance segment’s acquired loan portfolio. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$102,250	$602	2.36%	$97,351	$607	2.49%
Tax-exempt	112,707	1,485	5.27	118,341	1,633	5.52
Total securities	214,957	2,087	3.88	215,692	2,240	4.15
Total loans	942,143	20,230	8.64	867,143	19,027	8.90
Interest-bearing deposits in other banks	140,038	177	0.51	165,507	100	0.25
Total earning assets	1,297,138	22,494	6.97	1,248,342	21,367	6.93
Allowance for loan losses	(35,485)			(35,585)
Total non-earning assets	135,803			131,006
Total assets	$1,397,456			$1,343,763

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	219,107	130	0.24	204,917	123	0.24
Money market deposit accounts	210,181	142	0.27	196,729	133	0.27
Savings accounts	101,078	20	0.08	97,725	19	0.08
Certificates of deposit, $100 or more	138,468	358	1.04	145,537	254	0.71
Other certificates of deposit	199,060	451	0.91	217,224	427	0.80
Total time and savings deposits	867,894	1,101	0.51	862,132	956	0.45
Borrowings	175,563	1,161	2.62	166,085	1,075	2.59
Total interest-bearing liabilities	1,043,457	2,262	0.86	1,028,217	2,031	0.80
Demand deposits	198,424			171,465
Other liabilities	23,248			19,973
Total liabilities	1,265,129			1,219,655
Shareholders’ equity	132,327			124,108
Total liabilities and shareholders’ equity	$1,397,456			$1,343,763
Net interest income		$20,232			$19,336
Interest rate spread			6.11%			6.13%
Interest expense to average earning assets (annualized)			0.70%			0.66%
Net interest margin (annualized)			6.28%			6.22%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table presents the direct causes of the period-to-period changes in the components of net interest income on a taxable-equivalent basis. The Corporation calculates the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

TABLE 2: Rate-Volume Recap

	Three Months Ended March 31, 2016 from 2015
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(3,090)	$4,293	$1,203
Securities:
Taxable	(131)	126	(5)
Tax-exempt	(72)	(76)	(148)
Interest-bearing deposits in other banks	177	(100)	77
Total interest income	(3,116)	4,243	1,127
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(14)	21	7
Money market deposit accounts	(7)	16	9
Savings accounts	—	1	1
Certificates of deposit, $100 or more	164	(60)	104
Other certificates of deposit	209	(185)	24
Total time and savings deposits	352	(207)	145
Borrowings	13	73	86
Total interest expense	365	(134)	231
Change in net interest income	$(3,481)	$4,377	$896

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2016 was $20.2 million, compared to $19.3 million for the three months ended March 31, 2015. Annualized net interest margin increased 6 basis points to 6.28 percent for the first quarter of 2016 relative to the same period for 2015. The increase in net interest margin during the first quarter of 2016 was a result of (1) a shift in the composition of earning assets, as average loans increased $75.0 million and interest-bearing deposits in other banks decreased $25.5 million, and (2) the increase in yield on interest bearing deposits in other banks. These increases were partially offset by a decrease in the yield on the investment and loan portfolios and an increase in the cost of total interest-bearing liabilities. Net interest income was also affected during the first quarter of 2016 by the fair value accounting adjustments related to the 2013 acquisition of CVB, as discussed below.

Average loans, which includes both loans held for investment and loans held for sale, increased $75.0 million to $942.1 million for the first quarter of 2016 compared to the same period of 2015. Average loans held for investment for the Retail Banking segment increased $65.6 million, or 11.8 percent, for the first quarter of 2016.  Average loans at the Retail Banking segment increased for the quarter due to a new lending team in the Peninsula region and strengthening of the Richmond lending team. Average loans held for investment at the Consumer Finance segment increased $9.6 million, or 3.4 percent, for the first quarter of 2016 due primarily to the purchase of a consumer finance portfolio in the second quarter of 2015. Average loans held for sale at the Mortgage Banking segment decreased $304,000 or 1.1 percent, for the first quarter of 2016, compared to the same period of 2015.

The overall yield on average loans decreased 26 basis points to 8.64 percent for the first quarter of 2016 compared to the same period of 2015. The decrease in the average loan yield was due to the decline in the average yield at the Retail Banking segment offset in part by an increase in yield at the Consumer Finance segment. The Bank’s average yields have declined due to the effects of new originations and fixed rate loans renewing in the low interest rate environment.  In addition, in the first quarter of 2016 there was $455,000 of accretion related to the acquisition adjustments to CVB’s loan portfolio, compared to $666,000 in the first quarter of 2015.  The accretion contributed approximately 19 basis points to the yield on loans and 14 basis points to the yield on interest earning assets and the net interest margin for the first quarter of 2016 and contributed approximately 31 basis points to the yield on loans and 22 basis points to the yield on interest earning assets and the net interest margin for the first quarter of 2015.  The Consumer Finance segment’s increase in average yield is due to the incremental income from the segment’s higher-yielding purchased loan portfolio that was acquired late in the second quarter of 2015, offset in part by a decline in the average yield on the originated Consumer Finance loan portfolio due to increased competition and loan pricing strategies that competitors have used to grow market share.

Average securities available for sale decreased $735,000 for the first quarter of 2016, compared to the same period of 2015. The average yield on the securities portfolio decreased 27 basis points for the first quarter of 2016 compared to the same period of 2015 due to (1) the purchase of lower-yielding, shorter-term securities, to replace calls and maturities of longer-term, higher yielding securities and (2) the current interest rate environment. The Corporation has limited the security portfolio’s duration by investing in lower-yielding, shorter-term securities, including mortgage-backed securities, in order to limit exposure to a potential future rising interest rate environment.

Average interest-bearing deposits in other banks decreased $25.5 million for the first quarter of 2016, compared to the same period of 2015. This decrease occurred as the Corporation used these deposits to partially fund loan growth at the Retail Banking segment during the first quarter of 2016. The average yield on these overnight funds increased 26 basis points for the first quarter of 2016 compared to the same period in 2015 due to the Federal Reserve Bank’s increase in the interest rate on excess reserve balances from 0.25 percent to 0.50 percent in December 2015.

Average interest-bearing time and savings deposits increased $3.8 million for the first quarter of 2016, compared to the same period in 2015 and the average cost of interest-bearing deposits increased 6 basis points during the first quarter of 2016, as compared to the same period of 2015.  The average cost of interest-bearing deposits increased due to the 44 basis point increase in the average yield on certficiates of deposit for the first quarter of 2016, compared to the first quarter of 2015. The accretion associated with the acquisition adjustment on the CVB certificates of deposit was fully accreted in the second quarter of 2015 and therefore had no effect on the average cost of interest-bearing deposits during the first quarter of 2016. Such accretion reduced the cost of interest-bearing deposits by 12 basis points for the first quarter of 2015. The increase in the cost of interest-bearing time and savings deposits has been offset in part by the shift in deposit composition from time deposits to non-interest bearing demand deposits and non-term savings, money market and interest-bearing demand deposits, which pay interest at lower rates.

Average borrowings increased $9.5 million for the first quarter of 2016, compared to the same period of 2015. The increase resulted from borrowings related to the purchase of a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings increased 3 basis points during the first quarter of 2016, as compared to the same period of 2015, as a result of increases in one-month LIBOR to which variable rate borrowing is indexed, offset in part by the maturity during the third quarter of 2015 of higher interest rate FHLB advances, which were replaced with lower rate FHLB advances.

The continuing challenge at the Retail Banking segment will be the deployment of excess cash into earning assets as we expect continued significant competition for loans in our markets and the low interest rate environment to continue to suppress yields on loans and investment securities.  The yield on loans at the Consumer Finance segment will be most affected by increased competition and loan pricing strategies that competitors have used to grow market share in automobile financing. This increased competition may result in continued lower yields and lower loan growth as the Consumer Finance segment responds to competitive pricing pressures and fewer purchases of automobile retail installment sales contracts.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended March 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,730	$—	$—	$1,730
Service charges on deposit accounts	963	—	—	—	963
Other service charges and fees	1,051	630	3	—	1,684
Net gains on calls of available for sale securities	1	—	—	—	1
Investment services income	—	—	—	276	276
Other income	147	113	229	20	509
Total noninterest income	$2,162	$2,473	$232	$296	$5,163

	Three Months Ended March 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,645	$—	$—	$1,645
Service charges on deposit accounts	1,015	—	—	—	1,015
Other service charges and fees	945	493	3	—	1,441
Net gains on calls of available for sale securities	1	—	—	—	1
Investment services income	—	—	—	377	377
Other income	221	102	284	15	622
Total noninterest income	$2,182	$2,240	$287	$392	$5,101

Total noninterest income increased $62,000, or 1.2 percent, in the first quarter of 2016 compared to the same period in 2015. The increase in total noninterest income for the first quarter of 2016 was due to (1) an increase in gains on sales of loan and ancillary loan origination fees at the Mortgage Banking segment and (2) an increase in branch fee income and check card interchange income at the Retail Banking segment.  These increases were partially offset by (1) declines in overdraft charges and in the net unrealized appreciation of the non-qualified deferred compensation plan at the Retail Banking segment for the first quarter of 2016, compared to the same period in 2015, (2) a decrease in the net fees collected at the Consumer Finance segment for loan payments made via credit card, and (3) a decrease in investment services income attributed to C&F Wealth Management due to stock market performance in the first quarter of 2016, compared to the first quarter of 2015.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended March 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,008	$1,184	$2,627	$352	$10,171
Occupancy expense	1,727	413	192	2	2,334
Other expenses:
OREO expenses	56	—	—	—	56
Provision for indemnification losses	—	52	—	—	52
Other expenses	2,649	536	1,136	156	4,477
Total other expenses	2,705	588	1,136	156	4,585
Total noninterest expense	$10,440	$2,185	$3,955	$510	$17,090

	Three Months Ended March 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$5,937	$1,389	$2,439	$399	$10,164
Occupancy expense	1,564	427	167	2	2,160
Other expenses:
OREO expenses	70	—	—	—	70
Provision for indemnification losses	—	58	—	—	58
Other expenses	2,622	519	1,013	144	4,298
Total other expenses	2,692	577	1,013	144	4,426
Total noninterest expense	$10,193	$2,393	$3,619	$545	$16,750

Total noninterest expenses increased $340,000, or 2.0 percent, in the first quarter 2016, compared to the same period in 2015. The increase in noninterest expenses resulted primarily from higher general and occupancy costs during the first quarter of 2016, compared to the same period in 2015.  Personnel costs were higher at the Consumer Finance segment due to staffing increases related to servicing the loan portfolio purchased in the second quarter of 2015. Occupancy expense at Retail Banking segment increased due to expenses associated with strengthening the Bank’s technology infrastructure. Occupancy and general operating expenses at the Consumer Finance segment increased due to higher (1) rent expense for each location, (2) collection, recovery and repossession expenses, and (3) application expenses driven by an increase in loan applications in the first quarter of 2016, compared to the same period in 2015.These increases at the Retail Banking and Consumer Finance segments were offset in part by a decrease in personnel and other expenses at the Mortgage Banking segment for the first quarter of 2016, compared to the first quarter of 2015, due to the closing of two loan production offices.

Income Taxes

Income tax expense for the first quarter of 2016 amounted to $752,000 resulting in an effective tax rate of 23.7 percent, compared with $963,000, or 26.7 percent, for the first quarter of 2015.  The decline in the effective tax rate in the first quarter of 2016, compared to the first quarter of 2015, resulted from higher earnings at the Retail Banking segment, which is not subject to state income taxes, coupled with higher tax credits and lower amortization associated with its investment in qualified affordable housing projects.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Allowance, beginning of period	$35,569	$35,606
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	—	15
Consumer Finance segment	4,600	3,500
Total provision for loan losses	4,600	3,515
Loans charged off:
Real estate—residential mortgage	—	(20)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(35)	(13)
Equity lines	(55)	—
Consumer	(71)	(59)
Consumer finance	(5,601)	(4,690)
Total loans charged off	(5,762)	(4,782)
Recoveries of loans previously charged off:
Real estate—residential mortgage	26	162
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	160	8
Equity lines	—	—
Consumer	127	41
Consumer finance	1,118	1,147
Total recoveries	1,431	1,358
Net loans charged off	(4,331)	(3,424)
Allowance, end of period	$35,838	$35,697
Ratio of annualized net recoveries to average total loans outstanding during period for Retail Banking	(0.10)%	(0.09)%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance[3]	6.19%	5.05%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

3The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of increasing the annualized net charge-off ratio by 55 basis points for the quarter ended March 31, 2016.

Table 6 presents the allocation of the allowance for loan losses at March 31, 2016 and December 31, 2015.

TABLE 6: Allocation of Allowance for Loan Losses

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,487	$2,471
Real estate—construction [1]	286	94
Commercial, financial and agricultural [2]	7,654	7,755
Equity lines	1,088	1,052
Consumer	252	243
Consumer finance	24,071	23,954
Total allowance for loan losses	$35,838	$35,569

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,137	$1,275	$2,155	$2,293	$184,860
Real estate – construction [2]	27,126	—	88	—	27,214
Commercial, financial and agricultural [3]	330,484	6,458	25,165	2,601	364,708
Equity lines	48,351	588	212	750	49,901
Consumer	8,614	31	490	4	9,139
	$593,712	$8,352	$28,110	$5,648	$635,822

(Dollars in thousands)	Performing	Non-Performing	Total
Consumer finance	$289,004	$184	$289,188

[1]	At March 31, 2016, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVB of $68.1 million pass rated, $3.0 million special mention, $4.8 million substandard and $248,000 substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses as of March 31, 2016 increased $152,000 since December 31, 2015 as a result of net recoveries during the first three months of 2016. There was no provision for loan losses at the Retail Banking segment during the first three months of 2016 because of a decline in historical losses and the overall improvement in the credit quality of the loan portfolio as indicated by the $612,000 decline in substandard loans and the $509,000 decline in substandard nonaccrual loans. The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.80 percent at March 31, 2016, compared to 1.86 percent at December 31, 2015, because of loan growth during the first quarter of 2016. We believe that the current level of the allowance for loan losses at C&F Bank is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the Bank’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased $116,000 to $24.1 million at March 31, 2016 from $24.0 million at December 31, 2015, and its provision for loan losses increased $1.1 million for the first three months of 2016, compared to the same period in 2015. The allowance for loan losses as a percentage of loans increased to 8.32 percent at March 31, 2016, compared to 8.21 percent at December 31, 2015. Despite the increase in charge-offs for the first quarter of 2016, compared to the first quarter of 2015, we believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb probable losses inherent in the loan portfolio. At March 31, 2016 total delinquent loans as a percentage of total loans declined to 2.83 percent from 6.22 percent at December 31, 2015 and 2.90 percent at March 31, 2015.  At March 31, 2016, repossessed assets totaled $1.9 million, compared to $2.1 million at December 31, 2015, and $1.6 million at March 31, 2015. If factors influencing the Consumer Finance segment result in higher net charge-off ratios in future periods, the Consumer Finance segment may need to recognize higher provisions for loan losses to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

Nonperforming Assets

Table 8 summarizes nonperforming assets at March 31, 2016 and December 31, 2015.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Loans, excluding purchased loans	$556,220	$525,283
Purchased performing loans[1]	63,362	67,022
Purchased credit impaired loans[1]	12,770	13,908
Total loans	$632,352	$606,213

Nonaccrual loans[2]	$5,359	$5,615
Purchased performing-nonaccrual loans[3]	248	542
Total nonaccrual loans	5,607	6,157
OREO[4]	1,194	942
Total nonperforming assets[5]	$6,801	$7,099

Accruing loans past due for 90 days or more[6]	$237	$761
Troubled debt restructurings (TDRs)[2]	$5,402	$5,080
Purchased performing TDRs[7]	$260	$264
Allowance for loan losses (ALL)	$11,169	$11,017
Nonperforming assets to total loans and OREO	1.07%	1.17%
ALL to total loans, excluding purchased credit impaired loans[8]	1.80	1.86
ALL to total nonaccrual loans	199.19	178.93

[1]

The loans acquired from CVB are tracked in two separate categories - "purchased performing" and "purchased credit impaired." The fair value adjustments for the purchased performing loans are (1) $834,000 at March 31, 2016 and $932,000 at December 31, 2015 for interest and (2) $2.8 million at March 31, 2016 and $3.0 million at December 31, 2015 for credit. The fair value adjustments for the purchased credit impaired loans are (1) $3.9 million at March 31, 2016 and $4.0 million at December 31, 2015 for interest and (2) $7.8 million at March 31, 2016 and $7.8 million at December 31, 2015 for credit.

[2]	Nonaccrual loans include nonaccrual TDRs of $2.4 million at March 31, 2016 and $2.5 million at December 31, 2015.
[3]	Purchased performing-nonaccrual loans are presented net of fair value interest and credit marks totaling $238,000 at March 31, 2016 and $247,000 at December 31, 2015.
[4]	OREO is recorded at its estimated fair market value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquistion nonperforming assets as presented in this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $235,000 as of March 31, 2016 and $172,000 as of December 31, 2015.
[7]	Purchased performing TDRs are accruing and are presented net of fair value interest and credit marks totaling $8,300 at March 31, 2016 and $8,300 at December 31, 2015.
[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

Mortgage Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans	$41	$—
Total loans	$3,470	$3,493
ALL	$598	$598
Nonaccrual loans to total loans	1.18%	—%
ALL to loans	17.23	17.12
ALL to nonaccrual loans	1,458.54	—

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans	$184	$830
Total loans	$289,188	$291,755
ALL	$24,071	$23,954
Nonaccrual consumer finance loans to total consumer finance loans	0.06%	0.28%
ALL to total consumer finance loans[1]	8.32	8.21

[1]

The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the allowance to total loans ratio by 27 basis points at March 31, 2016 and 32 basis points at December 31, 2015.

Nonperforming assets of the Retail Banking segment totaled $6.8 million at March 31, 2016, compared to $7.1 million at December 31, 2015, a 4.2 percent decrease during the first three months of 2016. The Retail Banking Segment's nonperforming assets included $5.6 million of nonaccrual loans at March 31, 2016, compared to $6.2 million at December 31, 2015, and $1.2 million of OREO at March 31, 2016, compared to $942,000 at December 31, 2015. The OREO increase during the first quarter of 2016 primarily consisted of one newly-constructed residential property, which was sold subsequent to March 31, 2016.  We believe we have provided adequate loan loss reserves based on our evaluations of collectibiliy of loans, which considers trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current econcomic conditions that may affect borrowers’ ability to repay and collateral values, overall portfolio quality and review of specific potential losses.

Nonaccrual loans at the Consumer Finance segment were $184,000 at March 31, 2016, compared to $830,000 at December 31, 2015. The ratio of the allowance for loan losses to total loans increased to 8.32 percent at March 31, 2016 from 8.21 percent at December 31, 2015 due to the increased provision for loan losses in the first quarter of 2016, which was a result of increased charge-offs.  Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.  Repossessed assets at March 31, 2016 were $1.9 million, compared to $2.1 million at December 31, 2015.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at March 31, 2016, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,811	$172	$2,528	$344	$2,708	$26
Commercial, financial and agricultural:
Commercial real estate lending	2,475	58	2,190	435	2,265	8
Commercial business lending	189	—	186	39	191	2
Equity lines	32	30	—	—	30	—
Consumer	498	—	498	74	498	4
Total	$6,005	$260	$5,402	$892	$5,692	$40

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2015, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,828	$173	$2,516	$360	$2,718	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,522	61	2,258	438	2,361	35
Commercial business lending	99	—	99	28	108	1
Equity lines	32	30	—	—	30	1
Consumer	207	—	207	23	208	7
Total	$5,688	$264	$5,080	$849	$5,425	$141

TDRs at March 31, 2016 and December 31, 2015 were as follows:

TABLE 10: Troubled Debt Restructurings

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Accruing TDRs	$3,282	$2,810
Nonaccrual TDRs[1]	2,380	2,534
Total TDRs[2]	$5,662	$5,344

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At March 31, 2016, the Corporation had total assets of $1.40 billion, which was a decrease of $267,000 since December 31, 2015. The decrease resulted primarily from decreases of $18.6 million in loans held for sale at C&F Mortgage, $3.2 million in securities, and $1.7 million in cash and cash equivalents.  Offsetting these decreases was a $23.3 million increase in loans held for investment.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$184,860	20%	$186,763	21%
Real estate—construction [1]	27,214	3	7,759	1
Commercial, financial, and agricultural [2]	364,708	39	356,062	39
Equity lines	49,901	6	50,111	6
Consumer	9,139	1	9,011	1
Consumer finance	289,188	31	291,755	32
Total loans	925,010	100%	901,461	100%
Less allowance for loan losses	(35,838)		(35,569)
Total loans, net	$889,172		$865,892

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2016 and December 31, 2015, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$16,176	8%	$18,501	9%
Mortgage-backed securities	76,278	35	77,027	35
Obligations of states and political subdivisions	123,802	57	123,948	56
Total available for sale securities at fair value	$216,256	100%	$219,476	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at March 31, 2016 and December 31, 2015, see Part I, Item 1, "Financial Statements" under the heading "Note 2: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2016 deposits increased $1.5 million to $1.08 billion at March 31, 2016, compared to $1.07 billion at December 31, 2015. This increase resulted primarily from a $13.7 million increase in non-interest bearing demand deposits of individuals and corporations, partially offset by a $9.2 million decrease in savings and interest-bearing demand deposits and a $3.1 million decrease in time deposits.

The Corporation had $2.9 million in brokered money market deposits outstanding at March 31, 2016 and December 31, 2015. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $173.7 million at March 31, 2016 from $177.3 million at December 31, 2015 as a result of paydowns on our long-term borrowings.

Off-Balance Sheet Arrangements

As of March 31, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Obligations

As of March 31, 2016, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part I, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation’s interest rate swaps qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At March 31, 2016, the cash flow hedges had a fair value of ($713,000), which is recorded in other liabilities. The cash flow hedges were fully effective at March 31, 2016.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $273.5 million at March 31, 2016, compared to $277.3 million at December 31, 2015. The Corporation’s funding sources at March 31, 2016 are presented in Table 13.

TABLE 13: Funding Sources

	March 31, 2016
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	151,486	47,000	104,486
Borrowings from Federal Reserve Bank	14,834	—	14,834
Revolving line of credit	120,000	84,029	35,971
Total	$406,320	$136,029	$270,291

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Total Capital (to Risk-Weighted Assets)
Corporation	$149,522	14.6%	$82,027	8.0%	N/A	N/A
C&F Bank	150,006	14.6	82,380	8.0	$102,976	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	136,319	13.3	61,520	6.0	N/A	N/A
C&F Bank	136,798	13.3	61,785	6.0	82,380	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	111,601	10.9	46,140	4.5	N/A	N/A
C&F Bank	136,798	13.3	46,339	4.5	66,934	6.5
Tier 1 Capital (to Average Assets)
Corporation	136,319	9.9	55,199	4.0	N/A	N/A
C&F Bank	136,798	9.9	55,195	4.0	68,994	5.0

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Corporation	$150,102	15.0%	$80,216	8.0%	N/A	N/A
C&F Bank	150,711	15.0	80,560	8.0	$100,700	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	137,210	13.7	60,162	6.0	N/A	N/A
C&F Bank	137,815	13.7	60,420	6.0	80,560	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	112,633	11.2	45,121	4.5	N/A	N/A
C&F Bank	137,815	13.7	45,315	4.5	65,455	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	137,210	10.0	54,756	4.0	N/A	N/A
C&F Bank	137,815	10.1	54,792	4.0	68,491	5.0

Changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (the Basel III Final Rule) began applying to the Corporation and the Bank on January 1, 2015.  The regulatory risk-based capital amounts presented above for March 31, 2016 include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  The table above also reflects the minimum regulatory and certain prompt corrective action capital levels that began applying January 1, 2015.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and

Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 15: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%.  At March 31, 2016 the Corporation and the Bank were required to maintain a capital conservation buffer of 0.625%.  At March 31, 2016, the Corporation exceeded the capital conservation buffer by 576 basis points and the Bank exceeded the capital conservation buffer by 816 basis points.

The Corporation's capital resources may be further affected by the Corporation's share repurchase program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2015. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The share repurchase program is authorized through May 2016. As of March 31, 2016, $5.0 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) in May 2014, which initially expired in May 2015.  In May 2015, the Corporation’s Board of Directors reauthorized the Repurchase Program to authorize repurchases of up to $5.0 million of the Corporation’s common stock through May 2016.  Repurchases under the Repurchase Program may be made through privately negotiated transactions, or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  As of March 31, 2016, $5.0 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2016.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
January 1, 2016 - January 31, 2016 [1]	3,525	$38.58	—	$5,000
February 1, 2016 - February 29, 2016	—	—	—	5,000
March 1, 2016 - March 31, 2016	—	—	—	5,000
Total	3,525	$38.58	—	$5,000

[1]

These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares.  Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Repurchase Program.

ITEM 5.OTHER INFORMATION

In connection with the Corporation promoting Jason E. Long to the position of Senior Vice President and Chief Financial Officer of the Corporation and the Bank, the Board of Directors of the Corporation authorized the Corporation to enter into a change in control agreement (the “CIC Agreement”) with Jason E. Long.  Pursuant to such authorization, the Corporation entered into the CIC Agreement with Mr. Long on May 5, 2016.

The CIC Agreement provides certain payments and benefits in the event of a termination of his employment by the Corporation without cause (as defined in the CIC Agreement), or by Mr. Long for good reason (as defined in the CIC Agreement) within the period of coverage following a change in control (as defined in the CIC Agreement). The CIC Agreement provides for the payments and benefits described below in the event of a covered termination during the period beginning on the occurrence of a change in control and ending 61 days after the second anniversary of the change in control date. In such event, Mr. Long would be entitled (i) to receive in a lump sum, an amount equal to one times the sum of (X) his highest annual base salary during the 24-month period preceding the change in control date and (Y) his highest annual bonus payable for the three fiscal years preceding the year of the change in control, and (ii) for a period of one year following termination, to receive continuing health insurance, life insurance, and similar benefits under the Corporation’s welfare benefit plans and to have the one-year period credited as service towards completion of any service requirement for retiree coverage under the Corporation’s welfare benefit plans. In certain cases, some or all of the payments and benefits provided on termination of employment may be delayed for six months following termination to comply with the requirements of  Section 409A of the Internal Revenue Code.

Under the CIC Agreement following a change in control, Mr. Long may voluntarily terminate his employment for good reason and become entitled to these payments and benefits under certain circumstances. These circumstances include, but are not limited to, a material adverse change in position, authority or responsibilities, or a reduction in rate of annual base salary, benefits (including incentives, bonuses, stock compensation, and retirement and welfare plan coverage) or other perquisites as in effect immediately prior to the change in control date, as well as a right to terminate voluntarily during the 60-day periods after the change in control date, the first anniversary of the change in control date and the second anniversary of the change in control date.

The foregoing description of the material terms of the CIC Agreement is qualified in its entirety by reference to the CIC Agreement, a copy of which is filed herewith as Exhibit 10.35 and incorporated herein by reference.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

*10.35	Change in Control Agreement dated May 5, 2016 between C&F Financial Corporation and Jason E. Long

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

__________

*Indicates management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 9, 2016	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2016		/s/ Jason E. Long
Jason E. Long
Chief Financial Officer
(Principal Financial and Accounting Officer)