Form 10-Q
period 2016-06-30
C & F FINANCIAL CORP
filed 2016-08-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

At August 4, 2016, the latest practicable date for determination,  3,457,302 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30,	December 31,
	2016	2015
Assets	(unaudited)	*
Cash and due from banks	$10,944	$9,679
Interest-bearing deposits in other banks	81,565	143,264
Total cash and cash equivalents	92,509	152,943
Securities—available for sale at fair value, amortized cost of $204,321 and $214,105, respectively	212,086	219,476
Loans held for sale, at fair value	61,573	44,000
Loans, net of allowance for loan losses of $36,734 and $35,569, respectively	924,450	865,892
Restricted stocks, at cost	3,403	3,345
Corporate premises and equipment, net	36,283	36,533
Other real estate owned, net of valuation allowance of $97 and $56, respectively	579	942
Accrued interest receivable	7,000	6,829
Goodwill	14,425	14,425
Core deposit intangible, net	1,219	1,618
Bank-owned life insurance	14,814	14,988
Other assets	45,887	44,085
Total assets	$1,414,228	$1,405,076

Liabilities
Deposits
Noninterest-bearing demand deposits	$218,271	$197,909
Savings and interest-bearing demand deposits	525,614	535,992
Time deposits	334,574	339,732
Total deposits	1,078,459	1,073,633
Short-term borrowings	12,868	12,093
Long-term borrowings	133,029	140,029
Trust preferred capital notes	25,157	25,139
Accrued interest payable	711	698
Other liabilities	26,285	22,425
Total liabilities	1,276,509	1,274,017

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,452,342 and 3,437,787 shares issued and outstanding, respectively, includes 143,015 and 137,200 of unvested shares, respectively)	3,309	3,301
Additional paid-in capital	10,959	10,420
Retained earnings	121,125	116,167
Accumulated other comprehensive income, net	2,326	1,171
Total shareholders’ equity	137,719	131,059
Total liabilities and shareholders’ equity	$1,414,228	$1,405,076

*     Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$20,636	$19,603	$40,842	$38,621
Interest on interest-bearing deposits and federal funds sold	143	86	320	186
Interest and dividends on securities
U.S. government agencies and corporations	85	118	186	246
Mortgage-backed securities	312	299	646	599
Tax-exempt obligations of states and political subdivisions	954	1,047	1,935	2,126
Taxable obligations of states and political subdivisions	45	50	91	92
Corporate bonds and other	128	147	248	283
Total interest income	22,303	21,350	44,268	42,153
Interest expense
Savings and interest-bearing deposits	267	274	559	549
Time deposits	802	790	1,611	1,471
Borrowings	861	817	1,739	1,603
Trust preferred capital notes	288	295	571	584
Total interest expense	2,218	2,176	4,480	4,207
Net interest income	20,085	19,174	39,788	37,946
Provision for loan losses	3,600	2,155	8,200	5,670
Net interest income after provision for loan losses	16,485	17,019	31,588	32,276
Noninterest income
Gains on sales of loans	2,552	2,002	4,282	3,647
Service charges on deposit accounts	1,041	1,076	2,004	2,091
Other service charges and fees	2,363	1,759	4,047	3,200
Net gains on calls and sales of available for sale securities	44	2	45	3
Investment services income	315	328	591	705
Other	1,408	348	1,917	970
Total noninterest income	7,723	5,515	12,886	10,616
Noninterest expenses
Salaries and employee benefits	10,522	9,938	20,693	20,102
Occupancy	2,365	2,220	4,699	4,380
Other	4,760	4,496	9,345	8,922
Total noninterest expenses	17,647	16,654	34,737	33,404
Income before income taxes	6,561	5,880	9,737	9,488
Income tax expense	1,818	1,779	2,570	2,742
Net income	$4,743	$4,101	$7,167	$6,746
Net income per share - basic	$1.37	$1.21	$2.08	$1.98
Net income per share - assuming dilution	$1.37	$1.21	$2.08	$1.98
Weighted average number of shares outstanding - basic	3,451,746	3,394,236	3,450,188	3,404,204
Weighted average number of shares outstanding - assuming dilution	3,453,136	3,394,291	3,451,438	3,404,415

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,743	$4,101	$7,167	$6,746
Other comprehensive income (loss):
Changes in defined benefit plan assets and benefit obligations
Changes in net gain (loss) arising during the period[1]	38	(29)	76	(58)
Tax effect	(13)	11	(26)	22
Amortization of prior service cost arising during the period[1]	(15)	14	(30)	28
Tax effect	5	(5)	10	(10)
Net of tax amount	15	(9)	30	(18)

Unrealized (losses) gains on cash flow hedging instruments
Unrealized holding (losses) gains arising during the period	(134)	166	(672)	18
Tax effect	53	(59)	241	(7)
Net of tax amount	(81)	107	(431)	11

Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during the period	755	(2,794)	2,439	(2,271)
Tax effect	(264)	978	(853)	795
Reclassification adjustment for gains included in net income[2]	(44)	(2)	(45)	(3)
Tax effect	15	1	15	1
Net of tax amount	462	(1,817)	1,556	(1,478)
Other comprehensive income (loss)	396	(1,719)	1,155	(1,485)
Comprehensive income	$5,139	$2,382	$8,322	$5,261

[1]	These items are included in the computation of net periodic benefit cost. See Note 6, Employee Benefit Plans, for additional information.
[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2015	$3,301	$10,420	$116,167	$1,171	$131,059
Comprehensive income:
Net income	—	—	7,167	—	7,167
Other comprehensive income	—	—	—	1,155	1,155
Share-based compensation	—	615	—	—	615
Restricted stock vested	10	(10)	—	—	—
Common stock issued	2	72	—	—	74
Common stock purchased	(4)	(138)	—	—	(142)
Cash dividends declared – common stock ($0.64 per share)	—	—	(2,209)	—	(2,209)
Balance June 30, 2016	$3,309	$10,959	$121,125	$2,326	$137,719

		Additional		Accumulated Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2014	$3,283	$9,456	$107,785	$3,086	$123,610
Comprehensive income:
Net income	—	—	6,746	—	6,746
Other comprehensive loss	—	—	—	(1,485)	(1,485)
Share-based compensation	—	576	—	—	576
Restricted stock vested	13	(13)	—	—	—
Common stock issued	2	65	—	—	67
Common stock purchased	(42)	(1,437)	—	—	(1,479)
Cash dividends declared – common stock ($0.60 per share)	—	—	(2,037)	—	(2,037)
Balance June 30, 2015	$3,256	$8,647	$112,494	$1,601	$125,998

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$7,167	$6,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,275	1,337
Provision for loan losses	8,200	5,670
Provision for indemnifications	140	139
Provision for other real estate owned losses	70	90
Share-based compensation	615	576
Net accretion of certain acquisition-related fair value adjustments	(748)	(1,300)
Accretion of discounts and amortization of premiums on securities, net	856	747
Realized gains on sales and calls of securities	(45)	(3)
Net realized gains on sales of other real estate owned	(98)	(226)
Net realized gains on sale of corporate premises and equipment	(183)	(7)
Income from bank-owned life insurance	(664)	(175)
Origination of loans held for sale	(280,047)	(277,393)
Proceeds from sales of loans held for sale	266,756	243,851
Gains on sales of loans held for sale	(4,282)	(3,647)
Change in other assets and liabilities:
Accrued interest receivable	(171)	(233)
Other assets	(1,676)	(1,185)
Accrued interest payable	13	(33)
Other liabilities	3,048	1,030
Net cash provided by (used in) operating activities	226	(24,016)
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	31,530	16,891
Purchases of securities available for sale	(22,381)	(16,130)
Net (redemptions) issuance of restricted stocks	(58)	97
Purchase of loan portfolio	—	(16,258)
Net increase in loans	(65,975)	(16,872)
Other real estate owned improvements	(20)	—
Proceeds from sales of other real estate owned	805	332
Purchases of corporate premises and equipment, net	(885)	(560)
Net cash used in investing activities	(56,984)	(32,500)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	9,984	35,455
Net decrease in time deposits	(5,158)	(18,403)
Net (decrease) increase in borrowings	(6,225)	14,612
Issuance of common stock	74	67
Purchase of common stock	(142)	(1,479)
Cash dividends	(2,209)	(2,037)
Net cash (used in) provided by financing activities	(3,676)	28,215
Net decrease in cash and cash equivalents	(60,434)	(28,301)
Cash and cash equivalents at beginning of period	152,943	167,616
Cash and cash equivalents at end of period	$92,509	$139,315
Supplemental disclosure
Interest paid	$4,449	$4,547
Income taxes paid	1,230	339
Supplemental disclosure of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$2,394	$(2,274)
Transfers from loans to other real estate owned	394	2,308
Pension adjustment	46	(30)
Unrealized (losses) gains on cash flow hedging instruments	(672)	18

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

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company providing automobile loans through indirect lending programs. C&F Wealth Management, organized in April 1995 as C&F Investment Services, Inc. and renamed in May 2015, is a full-service brokerage firm offering a comprehensive range of investment services and insurance products through an alliance with an independent broker/dealer. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc. was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 8.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments may include (1) the fair value of interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans, (2) the fair value of interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges on the Corporation’s trust preferred capital notes. Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or period(s) during which the hedged transactions affect earnings.

Share-Based Compensation: Shared-based compensation expense for the second quarter of 2016 and the first six months of 2016 included expense, net of forfeitures, of $310,000  ($192,000 after tax) and $615,000 ($381,000 after tax) for restricted stock granted during 2011 through 2016. As of June 30, 2016, there was $2.83 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2016 and 2015 is presented below:

	2016
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	137,200	$36.50
Granted	17,265	38.39
Vested	(10,500)	31.04
Forfeited	(950)	38.88
Unvested, June 30, 2016	143,015	$37.11

	2015
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2014	135,600	$34.34
Granted	16,650	37.72
Vested	(12,600)	25.78
Forfeited	(1,275)	37.58
Unvested, June 30, 2015	138,375	$35.50

Stock option activity during the six months ended June 30, 2016 and 2015 and stock options outstanding at June 30, 2016 and 2015 are summarized below:

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at December 31, 2015	24,000	$38.39	0.8	$22
Expired	(12,000)	$39.60
Options outstanding and exercisable at June 30, 2016	12,000	$37.17	0.8	$91

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at December 31, 2014	100,762	$37.75	0.9	$—
Expired	(12,000)	$35.20
Options outstanding and exercisable at June 30, 2015	88,762	$38.10	0.7	$—

*     Weighted average

Recent Significant Accounting Pronouncements:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendments in ASU 2016-01 require, among other things, equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Corporation is currently assessing the effect that ASU 2016-01 may have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation is currently assessing the effect that ASU 2016-02 may have on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, in an effort to improve the accounting for employee share-based payments.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, such as accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows, accounting for forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the Statement of Cash Flows.  For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Corporation is currently assessing the effect that ASU 2016-09 may have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as part of its project on financial instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.    For public business entities that are SEC filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.   Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Corporation is currently assessing the effect that ASU 2016-13 may have on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

Debt and equity securities, all of which are classified as available for sale are summarized as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$14,599	$17	$(2)	$14,614
Mortgage-backed securities	73,779	1,624	(2)	75,401
Obligations of states and political subdivisions	115,943	6,143	(15)	122,071
	$204,321	$7,784	$(19)	$212,086

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,759	$—	$(258)	$18,501
Mortgage-backed securities	76,957	513	(443)	77,027
Obligations of states and political subdivisions	118,389	5,640	(81)	123,948
	$214,105	$6,153	$(782)	$219,476

The amortized cost and estimated fair value of securities at June 30, 2016, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$25,329	$25,618
Due after one year through five years	138,324	143,662
Due after five years through ten years	30,478	31,660
Due after ten years	10,190	11,146
	$204,321	$212,086

Proceeds from the maturities, calls and sales of securities available for sale for the three and six months ended June 30, 2016 were $19.31 million and $31.53 million, respectively, resulting in gross realized gains of $70,000 and $71,000, respectively, and gross realized losses of $26,000 for both the three and six months ended June 30, 2016.  Proceeds from the maturities, calls and sales of securities available for sale for the three and six months ended June 30, 2015 were $8.34 million and $16.89 million, respectively, resulting in gross realized gains of $2,000 and $3,000, respectively.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $86.61 million and an aggregate fair value of $90.45 million were pledged at June 30, 2016. Securities with an aggregate amortized cost of $91.93 million and an aggregate fair value of $95.13 million were pledged at December 31, 2015.

Securities in an unrealized loss position at June 30, 2016, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$2,504	$2	$—	$—	$2,504	$2
Mortgage-backed securities	302	—	743	2	1,045	2
Obligations of states and political subdivisions	1,505	3	1,940	12	3,445	15
Total temporarily impaired securities	$4,311	$5	$2,683	$14	$6,994	$19

There were 15 debt securities totaling $6.99 million considered temporarily impaired at June 30, 2016. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates decreased during the second quarter of 2016, primarily in the middle and long-end of the United States Treasury yield curve, thereby decreasing unrealized losses on certain of the Corporation's debt securities as compared to December 31, 2015. Prices for debt securities were higher as interest rates declined, as demand for United States Treasury bonds continued to increase primarily due to lower international yields on debt securities, global economic weakness, low inflation and a highly accommodative interest rate policy.  Interest rates in the municipal bond sector, which includes the Corporation's obligations of states and political subdivisions, were also lower during the second quarter of 2016, driven by increased demand due to the same factors noted above, offset to a slight degree by an increase in the overall supply of municipal debt due to an increase in new issuance and refunding volume.  At June  30, 2016, approximately 98 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, each debt security was rated “A” or better, as measured by market value, at  June 30, 2016.  The Corporation considers all of its debt securities to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2016 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.40 million at June 30, 2016 and consisted of $3.26 million of Federal Home Loan Bank (FHLB) stock and $145,000 of Community Bankers Bank (CBB) stock.  Restricted stocks are generally viewed as long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at June 30, 2016 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available-for-sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Real estate – residential mortgage	$186,888	$186,763
Real estate – construction [1]	36,680	7,759
Commercial, financial and agricultural [2]	378,928	356,062
Equity lines	50,034	50,111
Consumer	9,024	9,011
Consumer finance	299,630	291,755
	961,184	901,461
Less allowance for loan losses	(36,734)	(35,569)
Loans, net	$924,450	$865,892

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $332,000 and $266,000 of demand deposit overdrafts at June 30, 2016 and December 31, 2015, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$23,716	$62,988	$86,704	$25,701	$70,993	$96,694
Carrying amount
Real estate – residential mortgage	$1,233	$14,345	$15,578	$1,305	$15,478	$16,783
Commercial, financial and agricultural[1]	10,933	32,225	43,158	12,317	37,287	49,604
Equity lines	271	12,880	13,151	286	13,969	14,255
Consumer	—	170	170	—	288	288
Total acquired loans	$12,437	$59,620	$72,057	$13,908	$67,022	$80,930

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Real estate – residential mortgage	$1,975	$2,297
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	2,402	2,515
Land acquisition and development lending	—	—
Builder line lending	—	359
Commercial business lending	150	86
Equity lines	779	881
Consumer	295	19
Consumer finance	257	830
Total loans on nonaccrual status	$5,858	$6,987

The past due status of loans as of June 30, 2016 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$763	$430	$361	$1,554	$1,233	$184,101	$186,888	$196
Real estate – construction:
Construction lending	—	—	—	—	—	30,371	30,371	—
Consumer lot lending	—	—	—	—	—	6,309	6,309	—
Commercial, financial and agricultural:
Commercial real estate lending	316	454	652	1,422	9,102	218,054	228,578	—
Land acquisition and development lending	—	—	—	—	—	53,139	53,139	—
Builder line lending	—	—	—	—	—	23,800	23,800	—
Commercial business lending	173	5	82	260	1,831	71,320	73,411	—
Equity lines	634	161	—	795	271	48,968	50,034	—
Consumer	12	110	4	126	—	8,898	9,024	13
Consumer finance	11,814	1,445	257	13,516	—	286,114	299,630	—
Total	$13,712	$2,605	$1,356	$17,673	$12,437	$931,074	$961,184	$209

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $196,000.

The table above includes the following:

•	nonaccrual loans that are current of $3.11 million, 30-59 days past due of $906,000, 60-89 days past due of $492,000 and 90+ days past due of $1.35 million.
•	performing loans purchased in the acquisition of CVB that are current of $59.08 million, 30-59 days past due of $345,000, 60-89 days past due of $172,000 and 90+ days past due of $23,000.

The past due status of loans as of December 31, 2015 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing[2]
Real estate – residential mortgage	$737	$146	$574	$1,457	$1,305	$184,001	$186,763	$268
Real estate – construction:
Construction lending	—	—	—	—	—	5,996	5,996	—
Consumer lot lending	—	—	—	—	—	1,763	1,763	—
Commercial, financial and agricultural:
Commercial real estate lending	1,475	1,280	423	3,178	10,359	204,079	217,616	172
Land acquisition and development lending	—	—	—	—	—	46,311	46,311	—
Builder line lending	—	—	359	359	—	20,612	20,971	—
Commercial business lending	20	86	321	427	1,958	68,779	71,164	321
Equity lines	378	—	612	990	286	48,835	50,111	—
Consumer	84	2	19	105	—	8,906	9,011	—
Consumer finance	15,046	2,264	830	18,140	—	273,615	291,755	—
Total	$17,740	$3,778	$3,138	$24,656	$13,908	$862,897	$901,461	$761

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes PCI loans of $172,000.

The table above includes the following:

•	nonaccrual loans that are current of $3.17 million, 30-59 days past due of $377,000, 60‑89 days past due of $887,000 and 90+ days past due of $2.55 million.
•	performing loans purchased in the acquisition of CVB that are current of $66.37 million, 30-59 days past due of $270,000, 60-89 days past due of $0 and 90+ days past due of $378,000.

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	2	$736	$760	—	$—	$—
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	2	131	131	—	—	—
Commercial business lending – term concession	1	25	25	—	—	—
Consumer – interest rate concession	—	—	—	1	146	146
Total	5	$892	$916	1	$146	$146

	Six Months Ended June 30,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	3	$793	$817	1	$239	$239
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	2	131	131	1	15	15
Commercial business lending – interest rate concession	1	100	100	1	17	17
Commercial business lending – term concession	1	25	25	—	—	—
Consumer – interest rate concession	1	291	291	1	146	146
Total	8	$1,340	$1,364	4	$417	$417

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR defaults during the three and six months ended June 30, 2016 and 2015.

Impaired loans, which consisted solely of TDRs, and the related allowance at June 30, 2016 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,561	$773	$2,665	$357	$3,464	$53
Commercial, financial and agricultural:
Commercial real estate lending	2,354	55	2,050	416	2,130	13
Commercial business lending	199	—	196	37	208	4
Equity lines	32	30	—	—	32	1
Consumer	497	—	497	118	498	5
Total	$6,643	$858	$5,408	$928	$6,332	$76

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2015 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,828	$173	$2,516	$360	$2,718	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,522	61	2,258	438	2,361	35
Commercial business lending	99	—	99	28	108	1
Equity lines	32	30	—	—	30	1
Consumer	207	—	207	23	208	7
Total	$5,688	$264	$5,080	$849	$5,425	$141

PCI loans had an unpaid principal balance of $23.7 million and a carrying value of $12.4 million at June 30, 2016. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the six months ended June 30, 2016 and 2015:

	June 30,
(Dollars in thousands)	2016	2015
Accretable yield, balance at beginning of period	$10,419	$13,488
Accretion	(1,029)	(1,534)
Reclassification of nonaccretable difference due to improvement in expected cash flows	656	—
Other changes, net	(302)	(383)
Accretable yield, balance at end of period	$9,744	$11,571

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2016.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Provision charged (credited) to operations	(102)	292	(308)	46	72	8,200	8,200
Loans charged off	(80)	—	(35)	(55)	(131)	(9,204)	(9,505)
Recoveries of loans previously charged off	44	—	183	—	164	2,079	2,470
Balance at June 30, 2016	$2,333	$386	$7,595	$1,043	$348	$25,029	$36,734

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2015.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2014	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Provision charged to operations	30	—	—	—	—	5,640	5,670
Loans charged off	(76)	—	(22)	—	(114)	(8,123)	(8,335)
Recoveries of loans previously charged off	211	—	17	—	166	2,236	2,630
Balance at June 30, 2015	$2,478	$434	$7,739	$812	$263	$23,845	$35,571

The following table presents, as of June 30, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at June 30, 2016	$2,333	$386	$7,595	$1,043	$348	$25,029	$36,734
Ending balance: individually evaluated for impairment	$357	$—	$453	$—	$118	$—	$928
Ending balance: collectively evaluated for impairment	$1,976	$386	$7,107	$1,043	$230	$25,029	$35,771
Ending balance: acquired loans - PCI	$—	$—	$35	$—	$—	$—	$35
Loans:
Ending balance at June 30, 2016	$186,888	$36,680	$378,928	$50,034	$9,024	$299,630	$961,184
Ending balance: individually evaluated for impairment	$3,438	$—	$2,301	$30	$497	$—	$6,266
Ending balance: collectively evaluated for impairment	$182,217	$36,680	$365,694	$49,733	$8,527	$299,630	$942,481
Ending balance: acquired loans - PCI	$1,233	$—	$10,933	$271	$—	$—	$12,437

The following table presents, as of December 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment,collectively evaluated for impairment, or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment,  collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Ending balance: individually evaluated for impairment	$360	$—	$466	$—	$23	$—	$849
Ending balance: collectively evaluated for impairment	$2,111	$94	$7,254	$1,052	$220	$23,954	$34,685
Ending balance: acquired loans - PCI	$—	$—	$35	$—	$—	$—	$35
Loans:
Ending balance at December 31, 2015	$186,763	$7,759	$356,062	$50,111	$9,011	$291,755	$901,461
Ending balance: individually evaluated for impairment	$2,689	$—	$2,418	$30	$207	$—	$5,344
Ending balance: collectively evaluated for impairment	$182,769	$7,759	$341,327	$49,795	$8,804	$291,755	$882,209
Ending balance: acquired loans - PCI	$1,305	$—	$12,317	$286	$—	$—	$13,908

Loans by credit quality indicators as of June 30, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,492	$1,649	$2,772	$1,975	$186,888
Real estate – construction:
Construction lending	30,275	—	96	—	30,371
Consumer lot lending	6,309	—	—	—	6,309
Commercial, financial and agricultural:
Commercial real estate lending	207,347	5,909	12,920	2,402	228,578
Land acquisition and development lending	51,503	710	926	—	53,139
Builder line lending	22,573	860	367	—	23,800
Commercial business lending	61,759	54	11,448	150	73,411
Equity lines	48,440	641	174	779	50,034
Consumer	8,498	27	204	295	9,024
	$617,196	$9,850	$28,907	$5,601	$661,554

[1]	At June 30, 2016, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $61.66 million pass rated, $4.97 million special mention, $5.22 million substandard and $207,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$299,373	$257	$299,630

Loans by credit quality indicators as of December 31, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,107	$1,276	$2,083	$2,297	$186,763
Real estate – construction:
Construction lending	5,924	72	—	—	5,996
Consumer lot lending	1,763	—	—	—	1,763
Commercial, financial and agricultural:
Commercial real estate lending	195,479	6,089	13,533	2,515	217,616
Land acquisition and development lending	45,061	856	394	—	46,311
Builder line lending	19,252	829	531	359	20,971
Commercial business lending	57,928	1,306	11,844	86	71,164
Equity lines	48,392	617	221	881	50,111
Consumer	8,760	116	116	19	9,011
	$563,666	$11,161	$28,722	$6,157	$609,706

[1]	At December 31, 2015, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $71.14 million pass rated, $4.09 million special mention, $5.15 million substandard and $542,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$290,925	$830	$291,755

NOTE 5: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $1.23 million and $620,000 as of June 30, 2016 and December 31, 2015, respectively.

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Net unrealized gains on securities	$5,047	$3,491
Net unrecognized loss on cash flow hedges	(538)	(107)
Net unrecognized losses on defined benefit plan	(2,183)	(2,213)
Total accumulated other comprehensive income	$2,326	$1,171

Common Shares

The Corporation purchased 3,660 and 3,281 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first six months of 2016 and 2015, respectively.  During the first six months of 2015, 38,759 shares were purchased under a share repurchase program authorized by the Corporation’s Board of Directors; whereas, no such shares were purchased under this program during the first six months of 2016.

Earnings Per Common Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015
Net income	$4,743	$4,101

Weighted average number of common shares used in earnings per common share—basic	3,451,746	3,394,236
Effect of dilutive securities:
Stock option awards	1,390	55
Weighted average number of common shares used in earnings per common share—assuming dilution	3,453,136	3,394,291

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net income	$7,167	$6,746

Weighted average number of common shares used in earnings per common share—basic	3,450,188	3,404,204
Effect of dilutive securities:
Stock option awards	1,250	211
Weighted average number of common shares used in earnings per common share—assuming dilution	3,451,438	3,404,415

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

Potential common shares that may be issued by the Corporation for its stock option awards are determined using the treasury stock method. Accordingly, anti-dilutive shares are not included in computing diluted earnings per share.  No shares issuable upon exercise of options were anti-dilutive for the three months ended June 30, 2016; whereas, 88,762 shares issuable upon exercise of options were anti-dilutive for the three months ended June 30, 2015. Approximately 6,000 and 88,762 shares issuable upon exercise of options were anti-dilutive for the six months ended June 30, 2016 and 2015, respectively.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$262	$267	$524	$534
Interest cost	130	117	260	234
Expected return on plan assets	(261)	(253)	(522)	(506)
Amortization of prior service cost	(15)	(14)	(30)	(28)
Recognized net actuarial loss	38	29	76	58
Net periodic benefit cost	$154	$146	$308	$292

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2016 and December 31, 2015, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (or MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

Derivative asset (liability) – interest rate swaps on loans. As discussed in Note 10, “Interest Rate Swaps”, the Corporation has interest rate swaps at fair value on a recurring basis.  The Corporation has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

Derivative asset (liability) - cash flow hedges. The fair value of the Corporation's cash flow hedges is determined using the discounted cash flow method.  All of the Corporation's cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	June 30, 2016
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$14,614	$—	$14,614
Mortgage-backed securities	—	75,401	—	75,401
Obligations of states and political subdivisions	—	122,071	—	122,071
Total securities available for sale	—	212,086	—	212,086
Loans held for sale	—	61,573	—	61,573
Derivative asset - IRLC	—	1,194	—	1,194
Derivative asset - interest rate swaps on loans	—	489	—	489
Total assets	$—	$275,342	$—	$275,342

Liabilities:
Derivative liability - cash flow hedges	—	848	—	848
Derivative liability - interest rate swaps on loans	$—	$489	$—	$489
Total liabilities	$—	$1,337	$—	$1,337

	December 31, 2015
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$18,501	$—	$18,501
Mortgage-backed securities	—	77,027	—	77,027
Obligations of states and political subdivisions	—	123,948	—	123,948
Total securities available for sale	—	219,476	—	219,476
Loans held for sale	—	44,000	—	44,000
Derivative asset - IRLC	—	744	—	744
Total assets	$—	$264,220	$—	$264,220

Liabilities:
Derivative liability - cash flow hedges	$—	$175	$—	$175

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

Other real estate owned (OREO). Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as nonrecurring Level 3.

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	June 30, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,771	$1,771
Other real estate owned, net	—	—	579	579
Total	$—	$—	$2,350	$2,350

	December 31, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,953	$1,953
Other real estate owned, net	—	—	942	942
Total	$—	$—	$2,895	$2,895

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of June 30, 2016:

	Fair Value Measurements at June 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$1,771	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 50%
Other real estate owned, net	579	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 85%
Total	$2,350

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

The following describes the valuation techniques used by the Corporation to measure certain of its financial instruments at fair value as of June 30, 2016 and December 31, 2015.

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

	Carrying	Fair Value Measurements at June 30, 2016 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$92,509	$92,509	$—	$—	$92,509
Securities available for sale	212,086	—	212,086	—	212,086
Loans, net	924,450	—	—	934,150	934,150
Loans held for sale	61,573	—	61,573	—	61,573
Derivative asset - IRLC	1,194	—	1,194	—	1,194
Derivative asset - interest rate swaps on loans	489	—	489	—	489
Bank-owned life insurance	14,814	—	14,814	—	14,814
Accrued interest receivable	7,000	7,000	—	—	7,000
Financial liabilities:
Demand deposits	$743,885	$743,885	$—	$—	$743,885
Time deposits	334,574	—	336,817	—	336,817
Borrowings	171,054	—	168,365	—	168,365
Derivative liability - cash flow hedges	848	—	848	—	848
Derivative liability - interest rate swaps on loans	489	—	489	—	489
Accrued interest payable	711	711	—	—	711

	Carrying	Fair Value Measurements at December 31, 2015 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$152,943	$152,943	$—	$—	$152,943
Securities available for sale	219,476	—	219,476	—	219,476
Loans, net	865,892	—	—	875,341	875,341
Loans held for sale	44,000	—	44,000	—	44,000
Derivative asset - IRLC	744	—	744	—	744
Bank-owned life insurance	14,988	—	14,988	—	14,988
Accrued interest receivable	6,829	6,829	—	—	6,829
Financial liabilities:
Demand deposits	$733,901	$733,901	$—	$—	$733,901
Time deposits	339,732	—	342,275	—	342,275
Borrowings	177,261	—	174,032	—	174,032
Derivative liability - cash flow hedges	175	—	175	—	175
Accrued interest payable	698	698	—	—	698

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

	Three Months Ended June 30, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$11,434	$357	$11,805	$—	$(1,293)	$22,303
Gains on sales of loans	—	2,552	—	—	—	2,552
Other noninterest income	3,694	941	194	342	—	5,171
Total operating income	15,128	3,850	11,999	342	(1,293)	30,026
Expenses:
Provision for loan losses	—	—	3,600	—	—	3,600
Interest expense	1,422	84	1,717	288	(1,293)	2,218
Salaries and employee benefits	6,143	1,499	2,532	348	—	10,522
Other noninterest expenses	4,377	1,189	1,379	180	—	7,125
Total operating expenses	11,942	2,772	9,228	816	(1,293)	23,465
Income (loss) before income taxes	3,186	1,078	2,771	(474)	—	6,561
Income tax expense (benefit)	486	428	1,086	(182)	—	1,818
Net income (loss)	$2,700	$650	$1,685	$(292)	$—	$4,743
Total assets	$1,244,227	$76,373	$302,445	$4,837	$(213,654)	$1,414,228
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$527	$16	$107	$—	$—	$650

	Three Months Ended June 30, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,893	$479	$11,164	$—	$(1,186)	$21,350
Gains on sales of loans	—	2,002	—	—	—	2,002
Other noninterest income	2,271	662	227	353	—	3,513
Total operating income	13,164	3,143	11,391	353	(1,186)	26,865
Expenses:
Provision for loan losses	—	15	2,140	—	—	2,155
Interest expense	1,453	92	1,522	295	(1,186)	2,176
Salaries and employee benefits	5,754	1,462	2,352	370	—	9,938
Other noninterest expenses	4,210	1,134	1,204	168	—	6,716
Total operating expenses	11,417	2,703	7,218	833	(1,186)	20,985
Income (loss) before income taxes	1,747	440	4,173	(480)	—	5,880
Income tax expense (benefit)	145	178	1,638	(182)	—	1,779

Net income (loss)	$1,602	$262	$2,535	$(298)	$—	$4,101
Total assets	$1,193,135	$80,514	$291,010	$4,160	$(195,883)	$1,372,936
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$253	$27	$5	$—	$—	$285

	Six Months Ended June 30, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$22,517	$667	$23,616	$1	$(2,533)	$44,268
Gains on sales of loans	—	4,282	—	—	—	4,282
Other noninterest income	5,856	1,684	426	638	—	8,604
Total operating income	28,373	6,633	24,042	639	(2,533)	57,154
Expenses:
Provision for loan losses	—	—	8,200	—	—	8,200
Interest expense	2,876	146	3,420	571	(2,533)	4,480
Salaries and employee benefits	12,151	2,683	5,159	700	—	20,693
Other noninterest expenses	8,809	2,190	2,707	338	—	14,044
Total operating expenses	23,836	5,019	19,486	1,609	(2,533)	47,417
Income (loss) before income taxes	4,537	1,614	4,556	(970)	—	9,737
Income tax expense (benefit)	508	642	1,789	(369)	—	2,570
Net income (loss)	$4,029	$972	$2,767	$(601)	$—	$7,167
Total assets	$1,244,227	$76,373	$302,445	$4,837	$(213,654)	$1,414,228
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$824	$185	$254	$—	$—	$1,263

	Six Months Ended June 30, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$21,442	$773	$22,283	$—	$(2,345)	$42,153
Gains on sales of loans	—	3,647	—	—	—	3,647
Other noninterest income	4,452	1,258	514	745	—	6,969
Total operating income	25,894	5,678	22,797	745	(2,345)	52,769
Expenses:
Provision for loan losses	—	30	5,640	—	—	5,670
Interest expense	2,785	140	3,043	584	(2,345)	4,207
Salaries and employee benefits	11,691	2,851	4,791	769	—	20,102
Other noninterest expenses	8,466	2,138	2,384	314	—	13,302
Total operating expenses	22,942	5,159	15,858	1,667	(2,345)	43,281
Income (loss) before income taxes	2,952	519	6,939	(922)	—	9,488
Income tax expense (benefit)	165	210	2,717	(350)	—	2,742
Net income (loss)	$2,787	$309	$4,222	$(572)	$—	$6,746
Total assets	$1,193,135	$80,514	$291,010	$4,160	$(195,883)	$1,372,936
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$494	$58	$40	$1	$—	$593

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

NOTE 9: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At June 30, 2016, the Corporation had best efforts forward sales contracts with a notional value of $151.6 million, and each loan held for sale by C&F Mortgage was subject to a forward sales agreement. The fair value of these derivative instruments at June 30, 2016 was $1.2 million, which was included in other assets.  The Corporation had no mandatory forward sales contracts at June  30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Allowance, beginning of period	$2,415	$2,147	$2,363	$2,089
Provision for indemnification losses	88	81	140	139
Payments	—	(1)	—	(1)
Allowance, end of period	$2,503	$2,227	$2,503	$2,227

NOTE 10: Interest Rate Swaps

The Corporation uses interest rate swaps to manage its exposure to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure of its trust preferred capital notes to interest rate risk by converting variable rates of interest on $10.00 million and $15.00 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2020 and December 2019, respectively.

The cash flow hedges’ total notional amount is $25.00 million. At June 30, 2016, the cash flow hedges had a fair value of ($848,000), which is recorded in other liabilities,. The cash flow hedges were fully effective at June 30, 2016 and therefore the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $26.5 million.  At June 30, 2016, the interest rate swaps had a net fair value of zero, with $489,000 recognized in other assets and $489,000 recognized in other liabilities.  Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the swaps.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Data processing expenses	$1,048	$945	$2,003	$1,827
Professional fees	631	569	1,142	1,067
Marketing and advertising expenses	458	452	834	621
Telecommunication expenses	321	350	555	695
All other noninterest expenses	2,302	2,180	4,811	4,712
Total other noninterest expenses	$4,760	$4,496	$9,345	$8,922

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives including personnel additions, the effect of future market and industry trends including competitive trends in the nonprime consumer finance markets, the Corporation’s and each business segment’s loan portfolio and business prospects related to each segment’s loan portfolio, asset quality and adequacy of the allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK), adequacy of the allowance for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Board of Governors of the Federal Reserve System (the Federal Reserve Board)  including changes to the federal funds rate, capital requirements, growth strategy, hedging strategy and financial and other goals, and the effect of the inclusion of the Corporation’s stock in the Russell 2000® index. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires us to make estimates and assumptions. Those accounting policies with the greatest uncertainty and that require management’s most difficult, subjective or complex judgments affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

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

Derivative Financial Instruments:  The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation's derivative financial instruments may include (1) IRLCs on mortgage loans that will be held for sale and related forward sales commitments, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties, and (3) interest rate swaps that qualify as cash flow hedges of the Corporation's trust preferred capital notes. Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported in the income statement. The effective portion of the gain or loss on the Corporation's cash flow hedges is reported as a component of other comprehensive income, net of deferred taxes, and reclassified into earnings in the same periods during which the hedged transactions affect earnings.

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

Financial Performance Measures

Net income for the Corporation was $4.7 million for the second quarter of 2016, or $1.37 per common share assuming dilution, compared with net income of $4.1 million for the second quarter of 2015, or $1.21 per common share assuming dilution. Net income for the Corporation was $7.2 million for the first half of 2016, or $2.08 per common share assuming dilution, compared with net income of $6.7 million for the first half of 2015, or $1.98 per common share assuming dilution.  The increase in net income for the second quarter and first six months of 2016, as compared to the same periods of 2015, resulted from higher earnings at the Retail and Mortgage Banking segments, offset in part by lower earnings at the Consumer Finance segment.  Earnings in 2016 included one-time after-tax revenue items during the second quarter associated with a contract amendment for the Retail Banking segment’s debit card programs of $237,000, the segment’s bank-owned life insurance (BOLI) program of $493,000 and a gain on the sale of a Bank-owned property of $92,000.

The Corporation’s annualized ROE and ROA were 14.11 percent and 1.35 percent, respectively, for the second quarter of 2016, compared to 13.12 percent and 1.20 percent, respectively, for the second quarter of 2015.  The Corporation’s annualized ROE and ROA were 10.75 percent and 1.02 percent, respectively, for the first half of 2016, compared to 10.83 percent and 1.00 percent, respectively, for the first half of 2015.  The increases in ROE and ROA for the second quarter of 2016 and in ROA for the first half of 2016, compared to the same periods in 2015, resulted from higher earnings, which outpaced growth in average equity and average assets.  The decline in ROE for the first half of 2016, compared to the first half of 2015, resulted from internal capital growth of 7.1 percent since June 2015, which outpaced earnings growth.

Principal Business Activities.

An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $2.7 million for the second quarter of 2016, compared to net income of $1.6 million for the second quarter of 2015.  For the first half of 2016, the Retail Banking segment reported net income of $4.0 million, compared to $2.8 million for the first half of 2015.  The improvement in net income of the Retail Banking segment for the second quarter and first half of 2016 resulted from (1) the effect of loan growth on interest income, as average loans at the Bank for the first half of 2016 increased $65.2 million or 11.5 percent since the same period in 2015, (2) an increase in non-interest income due to fees collected on loans closed under a new loan interest rate swap program implemented in the second quarter of 2016, (3) an increase in branch fees and check card interchange income, (4) one-time revenue items associated with a contract amendment for the Bank’s debit card program, the Bank’s BOLI program, and a gain on the sale of a Bank-owned property, and (5) a lower cost of borrowings resulting from the maturity of a portion of C&F Bank’s higher-rate FHLB advances, which occurred in the third quarter of 2015. Partially offsetting these positive factors were the effects of (1) a decline in the yield on the investment portfolio due to replacing matured and called securities with lower-yielding securities, (2) a decline in the yield on loans due to the effects of the low interest rate and competitive loan environment and a decline in the net accretion on loans acquired in the 2013 purchase of CVB, as discussed below and (3) higher operating expenses associated with strengthening C&F Bank’s technology infrastructure, growing its commercial lending teams, expanding its product offerings and promoting brand awareness.

The results for the second quarter and first half of 2016 for the Retail Banking segment included a decline in the acquisition accounting adjustments recorded in connection with the 2013 acquisition of CVB. The net accretion attributable to these adjustments recognized in the second quarter and first half of 2016 was $294,000 and $505,000, net of taxes, respectively, compared to $354,000 and $841,000, net of taxes for the second quarter and first half of 2015, respectively.

C&F Bank’s total nonperforming assets were $6.1 million at June 30, 2016, compared to $7.1 million at December 31, 2015. Nonperforming assets at June 30, 2016 included $5.6 million in nonaccrual loans, compared to $6.2 million at December 31, 2015, and $579,000 in OREO, compared to $942,000 at December 31, 2015. The decrease in nonaccrual loans during the first half of 2016 was primarily due to loan payoffs.  The OREO decrease during the first half of 2016 was primarily due to the sale of several OREO properties.

Mortgage Banking:  The Mortgage Banking segment reported net income of $650,000 for the second quarter of 2016, compared to net income of $262,000 for the second quarter of 2015. For the first half of 2016, the Mortgage Banking segment reported net income of $972,000, compared to net income of $309,000 for the first half of 2015.  The improvement in net income of the Mortgage Banking segment resulted from an increase in the mortgage loan pipeline and mortgage loans closed and sold during the second quarter and first half of 2016, compared to the same periods in 2015. Loan volume increased as a result of favorable interest rate fluctuations in the 10-year Treasury rate, which resulted in higher gains on sales of loans and higher ancillary loan origination fees.  These increases were partially offset by increases in both fixed and income-based employee compensation expense, as well as loan production expenses.  Loan origination volume for the second quarter of 2016 increased to $176.1 million from $161.4 million in the second quarter of 2015 and increased to $280.0 million for the first half of 2016 from $277.4 million for the first half of 2015. The amount of loan originations during the second quarter of 2016 for refinancings and home purchases were $28.2 million and $147.9 million, respectively, compared to $30.6 million and $130.8 million, respectively, for the second quarter of 2015.  The amount of loan originations during the first half of 2016 for refinancings and home purchases were $53.2 million and $226.8 million, respectively, compared to $67.7 million and $209.6 million, respectively, for the first half of 2015.

Increasing future profitability at the Mortgage Banking segment is dependent on growth in loan originations due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.

Consumer Finance:  The Consumer Finance segment reported net income of $1.7 million for the second quarter of 2016, compared to net income of $2.5 million for the second quarter of 2015.  For the first half of 2016, the Consumer Finance segment reported net income of $2.8 million compared to net income of $4.2 million for the first half of 2015.  The declines in net income for the second quarter and first half of 2016, compared to the same periods in 2015, were due to increases of $1.5 million and $2.6 million, respectively, in the segment’s provision for loan losses, which are attributable to higher charge-offs and loan growth.  Partially offsetting the effect of the higher provisions for loan losses were the effects on net interest income of the $15.7 million and $12.7 million increases in average loans for the second quarter and first half of 2016, respectively.  The increases in average loans were attributable to the purchase of a consumer finance loan portfolio at the end of the second quarter of 2015, along with organic loan growth during the first half of 2016.  During the first half of 2016, the Consumer Finance segment implemented a scorecard system that improved underwriting and pricing efficiencies, which, along with personnel additions in certain major markets, led to an increase in loan originations during 2016.

The results of the Consumer Finance segment included a $3.6 million and an $8.2 million provision for loan losses for the second quarter and first half of 2016, respectively, compared to $2.1 million and $5.6 million for the second quarter and first half of 2015, respectively. The annualized net charge-off ratio for the first half of 2016 was 4.88 percent, compared to 4.22 percent for the first half of 2015. Loan charge-offs increased for the second quarter and first half of 2016 due to (1) net charge-offs related to the bulk purchase of consumer finance loans during the second quarter of 2015, which had the effect of increasing the net charge-off ratio 45 basis points for the first half of 2016 and (2) economic and competitive factors affecting the non-prime consumer finance customers.  The allowance for loan losses to total loans increased to 8.35 percent at June 30, 2016, compared to 8.21 percent at December 31, 2015. Management believes that the current allowance for loan losses is adequate to absorb probable losses inherent in the consumer finance loan portfolio. If factors influencing the Consumer Finance segment result in a higher net charge-off ratio in the future, or if the Consumer Finance segment continues to grow its loan portfolio, C&F Finance may need to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Capital Management. Total shareholders' equity was $137.7 million at June 30, 2016, compared to $131.1 million at December 31, 2015. Capital growth resulted from earnings for the first half of 2016 and an increase in unrealized holding gains on securities available for sale, which is a component of accumulated other comprehensive income.  The increases were offset in part by dividends declared of 32 cents and 64 cents per share during the second quarter and first half of 2016, respectively. The second quarter dividend was paid on July 1, 2016 and equated to a payout ratio of 23.4 percent of second quarter income. The dividend payout ratio was 30.8 percent for the first half of 2016.  Also, during the second quarter of 2016, the Board of Directors of the Corporation reauthorized the Corporation’s share repurchase program (the Repurchase Program) to purchase up to $5 million of the Corporation’s common stock through May 2017.  For more information about the Repurchase Program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” under the heading “Issuer Purchases of Equity Securities” in this Quarterly Report on Form 10-Q.

During the second quarter of 2016, the Corporation qualified for inclusion in the Russell 2000® Index, which serves as a benchmark for small-cap stocks in the United States.  Management believes that inclusion in the Russell 2000® has the potential to raise the Corporation’s profile and generate greater interest in the Corporation’s stock at an institutional investor level.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2016 and 2015.  Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 24 basis points to the yield on loans and 18 basis points to the yield on interest earning assets and the net interest margin for the second quarter of 2016 compared to approximately 27 basis points to the yield on loans and 19 basis points to the yield on interest earning assets and the net interest margin for the second quarter of 2015. The CVB accretion contributed approximately 22 basis points to the yield on loans and 16 basis points to the yield on interest earning assets and the net interest margin for the first six months of 2016 compared to approximately 29 basis points to the yield on loans and 20 basis points to the yield on interest earning assets and the net interest margin for the first six months of 2015.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$99,096	$570	2.30%	$97,776	$614	2.51%
Tax-exempt	111,514	1,447	5.19	117,868	1,586	5.38
Total securities	210,610	2,017	3.83	215,644	2,200	4.08
Total loans	973,355	20,659	8.54	905,722	19,622	8.69
Interest-bearing deposits in other banks	119,699	143	0.48	142,247	86	0.24
Total earning assets	1,303,664	22,819	7.04	1,263,613	21,908	6.95
Allowance for loan losses	(35,904)			(35,423)
Total non-earning assets	133,222			133,231
Total assets	$1,400,981			$1,361,421

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$211,081	$107	0.20%	$203,794	$115	0.23%
Money market deposit accounts	211,336	139	0.26	202,322	139	0.28
Savings accounts	103,846	21	0.08	100,208	20	0.08
Certificates of deposit, $100 or more	137,923	357	1.04	141,070	328	0.93
Other certificates of deposit	197,046	445	0.91	213,164	462	0.87
Total time and savings deposits	861,233	1,069	0.50	860,558	1,064	0.50
Borrowings	172,103	1,149	2.64	169,055	1,112	2.60
Total interest-bearing liabilities	1,033,336	2,218	0.86	1,029,613	2,176	0.84
Demand deposits	210,368			184,909
Other liabilities	22,850			21,850
Total liabilities	1,266,554			1,236,372
Shareholders’ equity	134,427			125,049
Total liabilities and shareholders’ equity	$1,400,981			$1,361,421
Net interest income		$20,601			$19,732
Interest rate spread			6.18%			6.11%
Interest expense to average earning assets (annualized)			0.68%			0.69%
Net interest margin (annualized)			6.36%			6.27%

	Six Months Ended June 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$100,673	$1,172	2.33%	$97,564	$1,220	2.50%
Tax-exempt	112,110	2,932	5.23	118,103	3,219	5.45
Total securities	212,783	4,104	3.86	215,667	4,439	4.12
Total loans	957,749	40,889	8.59	886,539	38,649	8.79
Interest-bearing deposits in other banks	129,868	320	0.50	153,813	186	0.24
Total earning assets	1,300,400	45,313	7.00	1,256,019	43,274	6.94
Allowance for loan losses	(35,694)			(35,504)
Total non-earning assets	134,513			132,125
Total assets	$1,399,219			$1,352,640

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$215,094	$237	0.22%	$204,352	$238	0.23%
Money market deposit accounts	210,759	281	0.27	199,541	272	0.27
Savings accounts	102,462	41	0.08	98,973	39	0.08
Certificates of deposit, $100 or more	138,196	715	1.04	143,291	582	0.94
Other certificates of deposit	198,053	896	0.91	215,183	889	0.91
Total time and savings deposits	864,564	2,170	0.50	861,340	2,020	0.51
Borrowings	173,833	2,310	2.63	167,578	2,187	2.60
Total interest-bearing liabilities	1,038,397	4,480	0.86	1,028,918	4,207	0.85
Demand deposits	204,396			178,224
Other liabilities	23,049			20,917
Total liabilities	1,265,842			1,228,059
Shareholders’ equity	133,377			124,581
Total liabilities and shareholders’ equity	$1,399,219			$1,352,640
Net interest income		$40,833			$39,067
Interest rate spread			6.14%			6.09%
Interest expense to average earning assets			0.69%			0.70%
Net interest margin			6.32%			6.25%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2016 from 2015
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(2,045)	$3,082	$1,037
Securities:
Taxable	(94)	50	(44)
Tax-exempt	(55)	(84)	(139)
Interest-bearing deposits in other banks	143	(86)	57
Total interest income	(2,051)	2,962	911
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(30)	22	(8)
Money market deposit accounts	(23)	23	0
Savings accounts	0	1	1
Certificates of deposit, $100 or more	75	(46)	29
Other certificates of deposit	98	(115)	(17)
Total time and savings deposits	120	(115)	5
Borrowings	16	21	37
Total interest expense	136	(94)	42
Change in net interest income	$(2,187)	$3,056	$869

	Six Months Ended June 30, 2016 from 2015
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(2,264)	$4,504	$2,240
Securities:
Taxable	(140)	92	(48)
Tax-exempt	(128)	(159)	(287)
Interest-bearing deposits in other banks	218	(84)	134
Total interest income	(2,314)	4,353	2,039
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(26)	25	(1)
Money market deposit accounts	(17)	26	9
Savings accounts	0	2	2
Certificates of deposit, $100 or more	165	(32)	133
Other certificates of deposit	23	(16)	7
Total time and savings deposits	145	5	150
Borrowings	13	110	123
Total interest expense	158	115	273
Change in net interest income	$(2,472)	$4,238	$1,766

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2016 was $20.6 million, compared to $19.7 million for the three months ended June 30, 2015. Net interest income, on a taxable-equivalent basis, for the first half of 2016 was $40.8 million, compared to $39.1 million for the first half of 2015.  Annualized net interest margin increased 9 basis points to 6.36 percent for the second quarter of 2016 relative to the same period for 2015, and increased 7 basis points to 6.32 percent for the first half of 2016, relative to the same period for 2015. The increase in net interest margin during the second quarter and first half of 2016 was a result of (1) growth in earning assets accompanied by a shift in the composition of earning assets, as average loans increased $67.6 million and $71.2 million, for the second quarter and first half of 2016, respectively, as compared to the same periods in 2015, and interest-bearing deposits in other banks decreased $22.5 million and $23.9 million, for the second quarter and first half of 2016, as compared to the same periods in 2015, and (2) the increase in yield on interest bearing deposits in other banks. These increases were partially offset by a decrease in the yield on the investment and loan portfolios and an increase in the cost of total interest-bearing liabilities. Net interest income was also affected during the second quarter and first half of 2016 by a decline in the fair value accounting adjustments related to the 2013 acquisition of CVB, as discussed above.

Average loans, which includes both loans held for investment and loans held for sale, increased $67.6 million to $973.4 million for the second quarter of 2016 compared to the same period of 2015. Average loans increased $71.2 million to $957.7 million for the first half of 2016 compared to the same period of 2015. Average loans held for investment for the Retail Banking segment increased $65.0 million, or 11.3 percent, for the second quarter of 2016 and $65.2 million, or 11.5 percent, for the first half of 2016, compared to the same periods in 2015.  Average loans at the Retail Banking segment increased for the first half of 2016 due to a new lending team in the Peninsula region and strengthening of the Richmond lending team. Average loans held for investment at the Consumer Finance segment increased $15.7 million, or 5.6 percent, for the first quarter of 2016 and increased $12.7 million, or 4.5 percent, for the first half of 2016, compared to the same periods of 2015, which was due primarily to the purchase of a consumer finance portfolio in the second quarter of 2015, along with organic loan growth during the first half of 2016.

The overall yield on average loans decreased 15 basis points to 8.54 percent for the second quarter of 2016 and decreased 20 basis points to 8.59 percent for the first half of 2016, compared to the same periods of 2015. The decrease in the average loan yield was due to (1) loan growth at the Retail Banking segment, which has a lower average yield, outpacing higher yielding loan growth at the Consumer Finance segment, (2) the decline in the accretion related to the acquisition accounting adjustment to CVB’s loan portfolio, and (3) the decline in the average yield at the Retail Banking and Consumer Finance segment. The Bank’s average yields have declined due to the effects of the low interest rate and competitive environment on new originations and renewals. The Consumer Finance yield has been affected by continued competitive pressure during the first half of 2016.

Average securities available for sale decreased $5.0 million and $2.9 million for the second quarter and first half of 2016, compared to the same periods of 2015, as a result of securities calls. The average yield on the securities portfolio decreased 25 basis points and 26 basis points for the second quarter and first half of 2016, respectively, compared to the same periods of 2015 due to (1) the purchase of lower-yielding, shorter-term securities, to replace calls and maturities of longer-term, higher yielding securities and (2) the current interest rate environment. The Corporation has shortened the security portfolio’s duration by investing in lower-yielding, shorter-term securities, including mortgage-backed securities, in order to mitigate interest-rate risk in a potential future rising interest rate environment.

Average interest-bearing deposits in other banks decreased $22.5 million and $23.9 million for the second quarter and first half of 2016, respectively, compared to the same periods of 2015. These decreases occurred as the Corporation used these deposits to partially fund loan growth at all three business segments during the second quarter and first six months of 2016. The average yield on these overnight funds increased 24 basis points and 26 basis points for the second quarter and first half of 2016, respectively, compared to the same periods in 2015, due to the Federal Reserve Bank’s increase in the interest rate on excess reserve balances from 0.25 percent to 0.50 percent in December 2015.

Average interest-bearing time and savings deposits increased $675,000 and $3.2 million for the second quarter and first half of 2016, respectively, compared to the same periods in 2015 and the average cost of interest-bearing deposits remained almost level during the comparative periods.  The increase in the cost of jumbo certificates of deposit for the second quarter and first six months of 2016, compared to the same periods of 2015, was due to the accretion in 2015 of the CVB acquisition accounting adjustment, which lowered the cost of jumbo certificates of deposit.  This acquisition adjustment was fully accreted in the second quarter of 2015 and had no effect on the average cost of interest-bearing deposits during 2016.

Average borrowings increased $3.0 million and $6.3 million for the second quarter and first half of 2016, respectively, compared to the same periods of 2015. The increase resulted from borrowings related to the purchase of a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings increased 4 basis points and 3 basis points during the second quarter and first half of 2016, respectively, as compared to the same periods of 2015, as a result of increases in one-month LIBOR to which variable rate borrowing is indexed, offset in part by the maturity during the third quarter of 2015 of higher interest rate FHLB advances, which were replaced with lower rate FHLB advances.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended June 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,552	$—	$—	$2,552
Service charges on deposit accounts	1,041	—	—	—	1,041
Other service charges and fees	1,530	830	3	—	2,363
Net gains on calls and sales of available for sale securities	44	—	—	—	44
Investment services income	—	—	—	315	315
BOLI income	581	—	—	—	581
Swap fee income	245	—	—	—	245
Other income	253	111	191	27	582
Total noninterest income	$3,694	$3,493	$194	$342	$7,723

	Three Months Ended June 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,002	$—	$—	$2,002
Service charges on deposit accounts	1,076	—	—	—	1,076
Other service charges and fees	1,096	660	3	—	1,759
Net gains on calls and sales of available for sale securities	2	—	—	—	2
Investment services income	—	—	—	328	328
BOLI income	87	—	—	—	87
Other income	10	2	224	25	261
Total noninterest income	$2,271	$2,664	$227	$353	$5,515

	Six Months Ended June 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,282	$—	$—	$4,282
Service charges on deposit accounts	2,004	—	—	—	2,004
Other service charges and fees	2,581	1,460	6	—	4,047
Net gains on calls and sales of available for sale securities	45	—	—	—	45
Investment services income	—	—	—	591	591
BOLI income	667	—	—	—	667
Swap fee income	245	—	—	—	245
Other income	314	224	420	47	1,005
Total noninterest income	$5,856	$5,966	$426	$638	$12,886

	Six Months Ended June 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$3,647	$—	$—	$3,647
Service charges on deposit accounts	2,091	—	—	—	2,091
Other service charges and fees	2,041	1,153	6	—	3,200
Net gains on calls and sales of available for sale securities	3	—	—	—	3
Investment services income	—	—	—	705	705
BOLI income	175	—	—	—	175
Other income	142	105	508	40	795
Total noninterest income	$4,452	$4,905	$514	$745	$10,616

Total noninterest income increased $2.2 million, or 40.0 percent, in the second quarter of 2016 and increased $2.3 million, or 21.4 percent in the first half of 2016, compared to the same periods in 2015. The increase in total noninterest income was due to (1) an increase in gains on sales of loans and ancillary loan origination fees at the Mortgage Banking segment,  (2) an increase in branch fee income and check card interchange income at the Retail Banking segment, (3) one-time revenue items associated with a contract amendment for the Bank’s debit card program, the Bank’s BOLI program, and a gain on the sale of a Bank-owned property, and (4) fees collected at the Retail Banking segment on loans closed under a new loan interest rate swap program implemented during the second quarter of 2016.  These increases were partially offset by declines in (1) overdraft charges at the Retail Banking segment for the first six months of 2016, compared to the same period in 2015, (2) net fees collected at the Consumer Finance segment for loan payments made via credit card, and (3) investment services income attributed to C&F Wealth Management due to stock market volatility in the first half of 2016.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended June 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,143	$1,499	$2,532	$348	$10,522
Occupancy expense	1,693	454	216	2	2,365
Other expenses	2,684	735	1,163	178	4,760
Total noninterest expense	$10,520	$2,688	$3,911	$528	$17,647

	Three Months Ended June 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$5,754	$1,462	$2,352	$370	$9,938
Occupancy expense	1,554	486	176	4	2,220
Other expenses	2,656	648	1,028	164	4,496
Total noninterest expense	$9,964	$2,596	$3,556	$538	$16,654

	Six Months Ended June 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$12,151	$2,683	$5,159	$700	$20,693
Occupancy expense	3,420	867	409	3	4,699
Other expenses	5,389	1,323	2,298	335	9,345
Total noninterest expense	$20,960	$4,873	$7,866	$1,038	$34,737

	Six Months Ended June 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$11,691	$2,851	$4,791	$769	$20,102
Occupancy expense	3,118	913	343	6	4,380
Other expenses	5,348	1,225	2,041	308	8,922
Total noninterest expense	$20,157	$4,989	$7,175	$1,083	$33,404

Total noninterest expenses increased $993,000, or 6.0 percent, in the second quarter 2016 and increased $1.3 million, or 4.0 percent in the first half of 2016, compared to the same periods in 2015. The increase in noninterest expenses resulted primarily from increased personnel costs at the Consumer Finance segment due to staffing increases related to servicing the loan portfolio purchased in the second quarter of 2015 and increased personnel cost at the Retail Banking segment primarily due to an increase in salary and benefit cost. Occupancy expense at Retail Banking segment increased due to expenses associated with strengthening the Bank’s technology infrastructure. Occupancy and general operating expenses at the Consumer Finance segment increased due to higher (1) rent expense for each location, (2) collection, recovery and repossession expenses, and (3) processing expenses associated with an increase in loan applications.

Income Taxes

Income tax expense for the second quarter of 2016 was $1.8 million resulting in an effective tax rate of 27.7 percent, compared with $1.8 million, or 30.3 percent, for the second quarter of 2015.  Income tax expense for the first half of 2016 was $2.6 million resulting in an effective tax rate of 26.4 percent, compared with $2.7 million, or 28.9 percent, for the first half of 2015.  The decline in the effective tax rate in the second quarter and first half of 2016, compared to the same periods of 2015, resulted from higher earnings at the Retail Banking segment, which is not subject to state income taxes, coupled with higher tax credits and lower amortization associated with its investment in qualified affordable housing projects and one-time tax-free proceeds associated with the Retail Banking segment’s BOLI program.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015
Allowance, beginning of period	$35,838	$35,697
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	—	15
Consumer Finance segment	3,600	2,140
Total provision for loan losses	3,600	2,155
Loans charged off:
Real estate—residential mortgage	(80)	(56)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	—	(9)
Equity lines	—	—
Consumer	(60)	(55)
Consumer finance	(3,603)	(3,433)
Total loans charged off	(3,743)	(3,553)
Recoveries of loans previously charged off:
Real estate—residential mortgage	18	49
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	23	9
Equity lines	—	—
Consumer	37	125
Consumer finance	961	1,089
Total recoveries	1,039	1,272
Net loans charged off	(2,704)	(2,281)
Allowance, end of period	$36,734	$35,571
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.04%	(0.04)%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance[3]	3.60%	3.37%

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Allowance, beginning of period	$35,569	$35,606
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	—	30
Consumer Finance segment	8,200	5,640
Total provision for loan losses	8,200	5,670
Loans charged off:
Real estate—residential mortgage	(80)	(76)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(35)	(22)
Equity lines	(55)	—
Consumer	(131)	(114)
Consumer finance	(9,204)	(8,123)
Total loans charged off	(9,505)	(8,335)
Recoveries of loans previously charged off:
Real estate—residential mortgage	44	211
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	183	17
Equity lines	—	—

Consumer	164	166
Consumer finance	2,079	2,236
Total recoveries	2,470	2,630
Net loans charged off	(7,035)	(5,705)
Allowance, end of period	$36,734	$35,571
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Retail Banking	(0.03)%	(0.06)%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance[3]	4.88%	4.22%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

3The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of increasing the annualized net charge-off ratio by 35 basis points and 45 basis points for the three and six months ended June 30, 2016.

Table 6 presents the allocation of the allowance for loan losses at June 30, 2016 and December 31, 2015.

TABLE 6: Allocation of Allowance for Loan Losses

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,333	$2,471
Real estate—construction [1]	386	94
Commercial, financial and agricultural [2]	7,595	7,755
Equity lines	1,043	1,052
Consumer	348	243
Consumer finance	25,029	23,954
Total allowance for loan losses	$36,734	$35,569
Ratio of loans to total period-end loans:
Real estate—residential mortgage	20%	21%
Real estate—construction [1]	4	1
Commercial, financial and agricultural [2]	39	39
Equity lines	5	6
Consumer	1	1
Consumer finance	31	32
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,492	$1,649	$2,772	$1,975	$186,888
Real estate – construction [2]	36,584	—	96	—	36,680
Commercial, financial and agricultural [3]	343,182	7,533	25,661	2,552	378,928
Equity lines	48,440	641	174	779	50,034
Consumer	8,498	27	204	295	9,024
	$617,196	$9,850	$28,907	$5,601	$661,554

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$299,373	$257	$299,630

[1]	At June 30, 2016, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the 2013 acquisition of CVB of $61.7 million pass rated, $5.0 million special mention, $5.2 million substandard and $207,000 substandard nonaccrual.

Loans by credit quality indicators as of December 31, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,107	$1,276	$2,083	$2,297	$186,763
Real estate – construction [2]	7,687	72	—	—	7,759
Commercial, financial and agricultural [3]	317,720	9,080	26,302	2,960	356,062
Equity lines	48,392	617	221	881	50,111
Consumer	8,760	116	116	19	9,011
	$563,666	$11,161	$28,722	$6,157	$609,706

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$290,925	$830	$291,755

[1]	At December 31, 2015, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the 2013 acquisition of CVB of $71.1 million pass rated, $4.1 million special mention, $5.2 million substandard and $542,000 substandard nonaccrual.

The Retail Banking segment's allowance for loan losses as of June 30, 2016 increased $90,000 since December 31, 2015 as a result of net recoveries during the first six months of 2016. There was no provision for loan losses at the Retail Banking segment during the first six months of 2016 because of a decline in historical losses and the overall improvement in the credit quality of the loan portfolio. The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.72 percent at June 30, 2016, compared to 1.86 percent at December 31, 2015, because of loan growth during the first six months of 2016. We believe that the current level of the allowance for loan losses at C&F Bank is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the Bank’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased $1.0 million to $25.0 million at June 30, 2016 from $24.0 million at December 31, 2015, and the Consumer Finance segment’s provision for loan losses increased $2.6 million for the first six months of 2016, compared to the same period in 2015. The higher provision resulted  from an increase in charge-offs and loan growth during the first half of 2016, compared to the first half of 2015.  The allowance for loan losses as a percentage of loans increased to 8.35 percent at June 30, 2016, compared to 8.21 percent at December 31, 2015.  While charge-offs increased during 2016, we believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb probable losses inherent in the loan portfolio. At June 30, 2016, total delinquent loans as a percentage of total loans declined to 4.51 percent from 6.22 percent at December 31, 2015 and increased from 4.40 percent at June 30, 2015.  At June 30, 2016, repossessed assets totaled $2.5 million, compared to $2.1 million at December 31, 2015, and $1.8 million at June 30, 2015. If factors influencing the Consumer Finance segment result in higher net charge-off ratios in future periods, the Consumer Finance segment may need to recognize higher provisions for loan losses to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

Nonperforming Assets

Table 8 summarizes nonperforming assets at June 30, 2016 and December 31, 2015.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Loans, excluding purchased loans	$586,052	$525,283
Purchased performing loans[1]	59,620	67,022
Purchased credit impaired loans[1]	12,437	13,908
Total loans	$658,109	$606,213

Nonaccrual loans[2]	$5,350	$5,615
Purchased performing-nonaccrual loans[3]	210	542
Total nonaccrual loans	5,560	6,157
OREO[4]	579	942
Total nonperforming assets[5]	$6,139	$7,099

Accruing loans past due for 90 days or more[6]	$209	$761
Troubled debt restructurings (TDRs)[2]	$5,408	$5,080
Purchased performing TDRs[7]	$858	$264
Allowance for loan losses (ALL)	$11,107	$11,017
Nonperforming assets to total loans and OREO	0.93%	1.17%
ALL to total loans, excluding purchased credit impaired loans[8]	1.72	1.86
ALL to total nonaccrual loans	199.77	178.93

[1]

The loans acquired from CVB are tracked in two separate categories - "purchased performing" and "purchased credit impaired." The fair value adjustments for the purchased performing loans are (1) $768,000 at June 30, 2016 and $932,000 at December 31, 2015 for interest and (2) $2.6 million at June 30, 2016 and $3.0 million at December 31, 2015 for credit. The fair value adjustments for the purchased credit impaired loans are (1) $4.3 million at June 30, 2016 and $4.0 million at December 31, 2015 for interest and (2) $7.0 million at June 30, 2016 and $7.8 million at December 31, 2015 for credit.

[2]	Nonaccrual loans include nonaccrual TDRs of $2.6 million at June 30, 2016 and $2.5 million at December 31, 2015.
[3]	Purchased performing-nonaccrual loans are presented net of fair value interest and credit marks totaling $137,000 at June 30, 2016 and $247,000 at December 31, 2015.
[4]	OREO is recorded at its estimated fair value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquistion nonperforming assets as presented in this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $196,000 as of June 30, 2016 and $172,000 as of December 31, 2015.
[7]	Purchased performing TDRs are accruing and are presented net of fair value interest and credit marks totaling $13,000 at June 30, 2016 and $8,300 at December 31, 2015.
[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

Mortgage Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans	$41	$—
Total loans	$3,445	$3,493
ALL	$598	$598
Nonaccrual loans to total loans	1.19%	—%
ALL to loans	17.36	17.12
ALL to nonaccrual loans	1,458.54	—

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans	$257	$830
Total loans	$299,630	$291,755
ALL	$25,029	$23,954
Nonaccrual consumer finance loans to total consumer finance loans	0.09%	0.28%
ALL to total consumer finance loans[1]	8.35	8.21

[1]

The Consumer Finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the allowance to total loans ratio by 21 basis points at June 30, 2016 and 32 basis points at December 31, 2015.

Nonperforming assets of the Retail Banking segment totaled $6.1 million at June 30, 2016, compared to $7.1 million at December 31, 2015, a 14.1 percent decrease during the first six months of 2016. The Retail Banking segment's nonperforming assets included $5.6 million of nonaccrual loans at June 30, 2016, compared to $6.2 million at December 31, 2015, and $579,000 of OREO at June 30, 2016, compared to $942,000 at December 31, 2015. The decrease in nonaccrual loans was primarily due to loan payoffs, and the OREO decline was due to the sale of several OREO properties.  We believe we have provided adequate loan loss reserves based on our evaluations of the collectibiliy of loans, which considers trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current econcomic conditions that may affect borrowers’ ability to repay and collateral values, overall portfolio quality and review of specific potential losses.

Nonaccrual loans at the Consumer Finance segment were $257,000 at June 30, 2016, compared to $830,000 at December 31, 2015. The ratio of the allowance for loan losses to total loans increased to 8.35 percent at June 30, 2016 from 8.21 percent at December 31, 2015 due to the increased provision for loan losses in the first six months of 2016, which was a result of increased charge-offs and loan growth.  Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.  Repossessed assets at June 30, 2016 were $2.5 million, compared to $2.1 million at December 31, 2015.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at June 30, 2016, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,561	$773	$2,665	$357	$3,464	$53
Commercial, financial and agricultural:
Commercial real estate lending	2,354	55	2,050	416	2,130	13
Commercial business lending	199	—	196	37	208	4
Equity lines	32	30	—	—	32	1
Consumer	497	—	497	118	498	5
Total	$6,643	$858	$5,408	$928	$6,332	$76

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2015, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,828	$173	$2,516	$360	$2,718	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,522	61	2,258	438	2,361	35
Commercial business lending	99	—	99	28	108	1
Equity lines	32	30	—	—	30	1
Consumer	207	—	207	23	208	7
Total	$5,688	$264	$5,080	$849	$5,425	$141

TDRs at June 30, 2016 and December 31, 2015 were as follows:

TABLE 10: Troubled Debt Restructurings

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Accruing TDRs	$3,643	$2,810
Nonaccrual TDRs[1]	2,623	2,534
Total TDRs[2]	$6,266	$5,344

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At June 30, 2016, the Corporation had total assets of $1.41 billion, which was an increase of $9.2 million since December 31, 2015. The increase resulted primarily from increases in loans held for sale of $17.6 million and loans held for investment of $58.6 million.  Offsetting these increases were a $60.4 million decrease in total cash and cash equivalents and a $7.4 million decrease in securities.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$186,888	20%	$186,763	21%
Real estate—construction [1]	36,680	4	7,759	1
Commercial, financial, and agricultural [2]	378,928	39	356,062	39
Equity lines	50,034	5	50,111	6
Consumer	9,024	1	9,011	1
Consumer finance	299,630	31	291,755	32
Total loans	961,184	100%	901,461	100%
Less allowance for loan losses	(36,734)		(35,569)
Total loans, net	$924,450		$865,892

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2016 and December 31, 2015, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$14,614	6%	$18,501	9%
Mortgage-backed securities	75,401	36	77,027	35
Obligations of states and political subdivisions	122,071	58	123,948	56
Total available for sale securities at fair value	$212,086	100%	$219,476	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at June 30, 2016 and December 31, 2015, see Part I, Item 1, "Financial Statements" under the heading "Note 2: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first half of 2016 deposits increased $4.8 million to $1.08 billion at June 30, 2016, compared to $1.07 billion at December 31, 2015. This increase resulted primarily from a $20.4 million increase in non-interest bearing demand deposits of individuals and corporations, partially offset by a $10.4 million decrease in savings and interest-bearing demand deposits and a $5.2 million decrease in time deposits.

The Corporation had $3.3 million in brokered money market deposits outstanding at June 30, 2016, compared to $2.9 million at December 31, 2015. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $171.1 million at June 30, 2016 from $177.3 million at December 31, 2015 as a result of paydowns on the Corporation’s long-term borrowings.

Off-Balance Sheet Arrangements

As of June 30, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Obligations

As of June 30, 2016, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation uses interest rate swaps to manage its exposure to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At June 30, 2016, the cash flow hedges had a fair value of ($848,000), which is recorded in other liabilities. The cash flow hedges were fully effective at June 30, 2016.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $26.5 million.  At June 30, 2016, the interest rate swaps had a net fair value of zero, with $489,000 recognized in other assets and $489,000 recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $270.1 million at June 30, 2016, compared to $277.3 million at December 31, 2015. The Corporation’s funding sources at June 30, 2016 are presented in Table 13.

TABLE 13: Funding Sources

	June 30, 2016
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	148,331	47,000	101,331
Borrowings from Federal Reserve Bank	14,810	—	14,810
Revolving line of credit	120,000	81,029	38,971
Total	$403,141	$133,029	$270,112

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Total Capital (to Risk-Weighted Assets)
Corporation	$154,747	14.3%	$86,554	8.0%	N/A	N/A
C&F Bank	154,913	14.3	86,568	8.0	$108,210	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	140,838	13.0	64,916	6.0	N/A	N/A
C&F Bank	141,051	13.0	64,926	6.0	86,568	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	116,261	10.7	48,687	4.5	N/A	N/A
C&F Bank	141,051	13.0	48,695	4.5	70,337	6.5
Tier 1 Capital (to Average Assets)
Corporation	140,838	10.2	55,274	4.0	N/A	N/A
C&F Bank	141,051	10.1	55,885	4.0	69,857	5.0

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Corporation	$150,102	15.0%	$80,216	8.0%	N/A	N/A
C&F Bank	150,711	15.0	80,560	8.0	$100,700	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	137,210	13.7	60,162	6.0	N/A	N/A
C&F Bank	137,815	13.7	60,420	6.0	80,560	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	112,633	11.2	45,121	4.5	N/A	N/A
C&F Bank	137,815	13.7	45,315	4.5	65,455	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	137,210	10.0	54,756	4.0	N/A	N/A
C&F Bank	137,815	10.1	54,792	4.0	68,491	5.0

Changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (the Basel III Final Rule) began applying to the Corporation and the Bank on January 1, 2015.  The regulatory risk-based capital amounts presented above for June 30, 2016 include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  The table above also reflects the minimum regulatory and certain prompt corrective action capital levels that began applying January 1, 2015.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 15: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%.  At June 30, 2016 the Corporation and the Bank were required to maintain a capital conservation buffer of 0.625%.  At June 30, 2016, the Corporation exceeded the capital conservation buffer by 562 basis points, and the Bank exceeded the capital conservation buffer by 791 basis points.

The Corporation's capital resources may be further affected by the Corporation's share repurchase program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2016. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The share repurchase program is authorized through May 2017. As of June 30, 2016, $5.0 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) in May 2014, which initially expired in May 2015.  In both May 2015 and May 2016, the Corporation’s Board of Directors reauthorized the Repurchase Program to authorize repurchases of up to $5.0 million of the Corporation’s common stock through May 2016 and May 2017, respectively.  Repurchases under the Repurchase Program may be made through privately negotiated transactions, or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  As of June 30, 2016, $5.0 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended June 30, 2016.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
April 1, 2016 - April 30, 2016	—	$—	—	$5,000
May 1, 2016 - May 31, 2016 [1]	135	39.90	—	5,000
June 1, 2016 - June 30, 2016	—	—	—	5,000
Total	135	$39.90	—	$5,000

[1]

These shares were withheld to satisfy tax withholding obligations arising upon the vesting of restricted shares.  Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Repurchase Program.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

*10.35	Change in Control Agreement dated May 5, 2016 between C&F Financial Corporation and Jason E. Long (incorporated by reference to Exhibit 10.35 to Form 10-Q filed May 9, 2016)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

__________

*Indicates management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 8, 2016	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016		/s/ Jason E. Long
Jason E. Long
Chief Financial Officer
(Principal Financial and Accounting Officer)