Form 10-Q
period 2016-09-30
C & F FINANCIAL CORP
filed 2016-11-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

At November 3, 2016, the latest practicable date for determination, 3,459,636 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30,	December 31,
	2016	2015
Assets	(unaudited)	*
Cash and due from banks	$9,812	$9,679
Interest-bearing deposits in other banks	79,183	143,264
Total cash and cash equivalents	88,995	152,943
Securities—available for sale at fair value, amortized cost of $198,678 and $214,105, respectively	205,232	219,476
Loans held for sale, at fair value	66,689	44,000
Loans, net of allowance for loan losses of $37,070 and $35,569, respectively	935,598	865,892
Restricted stocks, at cost	3,403	3,345
Corporate premises and equipment, net	36,451	36,533
Other real estate owned, net of valuation allowance of $113 and $56, respectively	499	942
Accrued interest receivable	6,551	6,829
Goodwill	14,425	14,425
Core deposit intangible, net	1,041	1,618
Bank-owned life insurance	14,909	14,988
Other assets	51,217	44,085
Total assets	$1,425,010	$1,405,076

Liabilities
Deposits
Noninterest-bearing demand deposits	$222,217	$197,909
Savings and interest-bearing demand deposits	521,017	535,992
Time deposits	345,894	339,732
Total deposits	1,089,128	1,073,633
Short-term borrowings	12,009	12,093
Long-term borrowings	130,029	140,029
Trust preferred capital notes	25,166	25,139
Accrued interest payable	672	698
Other liabilities	28,312	22,425
Total liabilities	1,285,316	1,274,017

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,458,704 and 3,437,787 shares issued and outstanding, respectively, includes 141,415 and 137,200 of unvested shares, respectively)	3,317	3,301
Additional paid-in capital	11,513	10,420
Retained earnings	123,162	116,167
Accumulated other comprehensive income, net	1,702	1,171
Total shareholders’ equity	139,694	131,059
Total liabilities and shareholders’ equity	$1,425,010	$1,405,076

*     Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$21,145	$21,067	$61,987	$59,688
Interest on interest-bearing deposits and federal funds sold	89	84	409	270
Interest and dividends on securities
U.S. government agencies and corporations	71	117	257	363
Mortgage-backed securities	292	312	938	911
Tax-exempt obligations of states and political subdivisions	916	1,030	2,851	3,156
Taxable obligations of states and political subdivisions	50	46	141	138
Corporate bonds and other	115	122	363	405
Total interest income	22,678	22,778	66,946	64,931
Interest expense
Savings and interest-bearing deposits	254	270	813	819
Time deposits	832	816	2,443	2,287
Borrowings	859	879	2,598	2,482
Trust preferred capital notes	287	294	858	878
Total interest expense	2,232	2,259	6,712	6,466
Net interest income	20,446	20,519	60,234	58,465
Provision for loan losses	4,925	4,142	13,125	9,812
Net interest income after provision for loan losses	15,521	16,377	47,109	48,653
Noninterest income
Gains on sales of loans	2,299	1,156	6,581	4,803
Service charges on deposit accounts	1,102	1,119	3,106	3,210
Other service charges and fees	2,179	1,883	6,226	5,083
Net gains on calls and sales of available for sale securities	3	22	48	25
Investment services income	287	372	878	1,077
Other	857	253	2,774	1,223
Total noninterest income	6,727	4,805	19,613	15,421
Noninterest expenses
Salaries and employee benefits	10,799	9,107	31,492	29,209
Occupancy	2,432	2,226	7,131	6,606
Other	4,702	4,928	14,047	13,850
Total noninterest expenses	17,933	16,261	52,670	49,665
Income before income taxes	4,315	4,921	14,052	14,409
Income tax expense	1,171	1,444	3,741	4,186
Net income	$3,144	$3,477	$10,311	$10,223
Net income per share - basic	$0.91	$1.02	$2.99	$3.01
Net income per share - assuming dilution	$0.91	$1.02	$2.99	$3.01
Weighted average number of shares outstanding - basic	3,456,901	3,392,480	3,452,426	3,400,296
Weighted average number of shares outstanding - assuming dilution	3,458,799	3,392,480	3,453,891	3,400,437

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,144	$3,477	$10,311	$10,223
Other comprehensive (loss) income:
Changes in defined benefit plan assets and benefit obligations
Changes in net gain (loss) arising during the period[1]	38	(29)	114	(87)
Tax effect	(14)	11	(40)	33
Amortization of prior service cost arising during the period[1]	(15)	14	(45)	42
Tax effect	6	(5)	16	(15)
Net of tax amount	15	(9)	45	(27)

Unrealized gains (losses) on cash flow hedging instruments
Unrealized holding gains (losses) arising during the period	244	(449)	(428)	(431)
Tax effect	(96)	158	145	151
Net of tax amount	148	(291)	(283)	(280)

Unrealized holding gains (losses) on securities
Unrealized holding (losses) gains arising during the period	(1,208)	1,446	1,231	(825)
Tax effect	423	(506)	(431)	289
Reclassification adjustment for gains included in net income[2]	(3)	(22)	(48)	(25)
Tax effect	1	8	17	9
Net of tax amount	(787)	926	769	(552)
Other comprehensive (loss) income	(624)	626	531	(859)
Comprehensive income	$2,520	$4,103	$10,842	$9,364

[1]	These items are included in the computation of net periodic benefit cost. See Note 6, Employee Benefit Plans, for additional information.
[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2015	$3,301	$10,420	$116,167	$1,171	$131,059
Comprehensive income:
Net income	—	—	10,311	—	10,311
Other comprehensive income	—	—	—	531	531
Share-based compensation	—	914	—	—	914
Restricted stock vested	11	(11)	—	—	—
Common stock issued	9	341	—	—	350
Common stock purchased	(4)	(151)	—	—	(155)
Cash dividends declared – common stock ($0.96 per share)	—	—	(3,316)	—	(3,316)
Balance September 30, 2016	$3,317	$11,513	$123,162	$1,702	$139,694

		Additional		Accumulated Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2014	$3,283	$9,456	$107,785	$3,086	$123,610
Comprehensive income:
Net income	—	—	10,223	—	10,223
Other comprehensive loss	—	—	—	(859)	(859)
Share-based compensation	—	779	—	—	779
Restricted stock vested	13	(13)	—	—	—
Common stock issued	3	98	—	—	101
Common stock purchased	(42)	(1,437)	—	—	(1,479)
Cash dividends declared – common stock ($0.90 per share)	—	—	(3,054)	—	(3,054)
Balance September 30, 2015	$3,257	$8,883	$114,954	$2,227	$129,321

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$10,311	$10,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,933	1,901
Provision for loan losses	13,125	9,812
Provision for indemnifications	243	212
Provision for other real estate owned losses	106	90
Share-based compensation	914	779
Net accretion of certain acquisition-related fair value adjustments	(1,202)	(1,562)
Accretion of discounts and amortization of premiums on securities, net	1,237	1,162
Realized gains on sales and calls of securities	(48)	(25)
Net realized gains on sales of other real estate owned	(110)	(242)
Net realized gains on sale of corporate premises and equipment	(183)	(37)
Income from bank-owned life insurance	(754)	(263)
Origination of loans held for sale	(485,361)	(423,999)
Proceeds from sales of loans held for sale	469,253	413,199
Gains on sales of loans held for sale	(6,581)	(4,803)
Change in other assets and liabilities:
Accrued interest receivable	278	(233)
Other assets	(6,142)	(76)
Accrued interest payable	(26)	(53)
Other liabilities	5,217	1,417
Net cash provided by operating activities	2,210	7,502
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	48,296	24,402
Purchases of securities available for sale	(33,888)	(24,960)
Net (redemptions) issuance of restricted stocks	(58)	97
Purchase of loan portfolio	—	(16,258)
Net increase in loans	(82,130)	(36,175)
Other real estate owned improvements	(20)	—
Proceeds from sales of other real estate owned	1,085	705
Purchases of corporate premises and equipment, net	(1,732)	(1,000)
Net cash used in investing activities	(68,447)	(53,189)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	9,333	43,987
Net increase (decrease) in time deposits	6,162	(27,966)
Net (decrease) increase in borrowings	(10,085)	11,897
Issuance of common stock	350	101
Purchase of common stock	(155)	(1,479)
Cash dividends	(3,316)	(3,054)
Net cash provided by financing activities	2,289	23,486
Net decrease in cash and cash equivalents	(63,948)	(22,201)
Cash and cash equivalents at beginning of period	152,943	167,616
Cash and cash equivalents at end of period	$88,995	$145,415
Supplemental disclosure
Interest paid	$6,710	$6,817
Income taxes paid	2,142	450
Supplemental disclosure of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$1,183	$(850)
Transfers from loans to other real estate owned	618	3,814
Pension adjustment	69	(45)
Unrealized losses on cash flow hedging instruments	(428)	(431)

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

The Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company purchasing automobile loans through indirect lending programs. C&F Wealth Management, organized in April 1995 as C&F Investment Services, Inc. and renamed in May 2015, is a full-service brokerage firm offering a comprehensive range of investment services and insurance products through an alliance with an independent broker/dealer. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc. was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 8.

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

Share-Based Compensation: Shared-based compensation expense for the third quarter and the first nine months of 2016 included expense, net of forfeitures, of $299,000  ($185,000 after tax) and $914,000 ($567,000 after tax), respectively, for restricted stock granted during 2011 through 2016. As of September 30, 2016, there was $2.50 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2016 and 2015 is presented below:

	2016
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	137,200	$36.50
Granted	17,365	38.42
Vested	(11,500)	30.33
Forfeited	(1,650)	39.31
Unvested, September 30, 2016	141,415	$37.20

	2015
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2014	135,600	$34.34
Granted	16,700	37.72
Vested	(12,600)	25.78
Forfeited	(5,075)	44.44
Unvested, September 30, 2015	134,625	$35.18

Stock option activity during the nine months ended September 30, 2016 and 2015 and stock options outstanding at September 30, 2016 and 2015 are summarized below:

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at December 31, 2015	24,000	$38.39	0.8	$22
Exercised	(6,400)	37.17
Expired	(12,000)	$39.60
Options outstanding and exercisable at September 30, 2016	5,600	$37.17	0.6	$33

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at December 31, 2014	100,762	$37.75	0.9	$—
Expired	(12,000)	$35.20
Options outstanding and exercisable at September 30, 2015	88,762	$38.10	0.5	$—

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

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Corporation does not expect the adoption of ASU 2016-05 will have a material effect on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The amendments should be applied using a retrospective transition method to each period presented.  If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable.  Early adoption is permitted, including adoption in an interim period.  The Corporation is currently assessing the effect that ASU 2016-15 may have on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

Debt and equity securities, all of which are classified as available for sale are summarized as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$14,032	$22	$(2)	$14,052
Mortgage-backed securities	68,870	1,493	(3)	70,360
Obligations of states and political subdivisions	115,776	5,113	(69)	120,820
	$198,678	$6,628	$(74)	$205,232

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,759	$—	$(258)	$18,501
Mortgage-backed securities	76,957	513	(443)	77,027
Obligations of states and political subdivisions	118,389	5,640	(81)	123,948
	$214,105	$6,153	$(782)	$219,476

The amortized cost and estimated fair value of securities at September 30, 2016, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$26,880	$27,169
Due after one year through five years	137,448	142,067
Due after five years through ten years	24,905	25,817
Due after ten years	9,445	10,179
	$198,678	$205,232

Proceeds from maturities and calls of securities available for sale for the three and nine months ended September 30, 2016 were $16.77 million and $47.40 million, respectively, resulting in gross realized gains of $3,000 and $13,000, respectively, for the three and nine months ended September 30, 2016.  Proceeds from sales of securities available for sale for the nine months ended September 30, 2016 were $897,000, resulting in gross realized gains of $61,000 and gross realized losses of $26,000.  There were no securities sold during the third quarter of 2016.  Proceeds from maturities and calls of securities available for sale for the three and nine months ended September 30, 2015 were $7.52 million and $24.40 million, respectively, resulting in gross realized gains of $22,000 and $25,000, respectively.  There were no securities sold during either the three or nine months ended September 30, 2015.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $83.53 million and an aggregate fair value of $86.80  million were pledged at September 30, 2016. Securities with an aggregate amortized cost of $91.93 million and an aggregate fair value of $95.13 million were pledged at December 31, 2015.

Securities in an unrealized loss position at September 30, 2016, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$3,076	$2	$—	$—	$3,076	$2
Mortgage-backed securities	903	1	703	2	1,606	3
Obligations of states and political subdivisions	8,092	52	1,926	17	10,018	69
Total temporarily impaired securities	$12,071	$55	$2,629	$19	$14,700	$74

There were 35 debt securities totaling $14.70 million considered temporarily impaired at September 30, 2016. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. At September 30, 2016, approximately 98 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, each debt security was rated “A” or better, as measured by market value, at  September 30, 2016.  The Corporation considers all of its debt securities to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2016 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.40 million at September 30, 2016 and consisted of $3.26 million of Federal Home Loan Bank (FHLB) stock and $145,000 of Community Bankers Bank (CBB) stock.  Restricted stocks are generally viewed as long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at September 30, 2016, and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available-for-sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Real estate – residential mortgage	$185,451	$186,763
Real estate – construction [1]	33,283	7,759
Commercial, financial and agricultural [2]	390,863	356,062
Equity lines	50,278	50,111
Consumer	8,636	9,011
Consumer finance	304,157	291,755
	972,668	901,461
Less allowance for loan losses	(37,070)	(35,569)
Loans, net	$935,598	$865,892

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $286,000 and $266,000 of demand deposit overdrafts at September 30, 2016 and December 31, 2015, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$21,581	$59,526	$81,107	$25,701	$70,993	$96,694
Carrying amount
Real estate – residential mortgage	$1,225	$13,726	$14,951	$1,305	$15,478	$16,783
Commercial, financial and agricultural[1]	9,239	30,329	39,568	12,317	37,287	49,604
Equity lines	277	12,156	12,433	286	13,969	14,255
Consumer	—	132	132	—	288	288
Total acquired loans	$10,741	$56,343	$67,084	$13,908	$67,022	$80,930

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Real estate – residential mortgage	$1,747	$2,297
Real estate – construction:
Construction lending	—	—
Consumer lot lending	—	—
Commercial, financial and agricultural:
Commercial real estate lending	1,656	2,515
Land acquisition and development lending	—	—
Builder line lending	—	359
Commercial business lending	142	86
Equity lines	765	881
Consumer	3	19
Consumer finance	495	830
Total loans on nonaccrual status	$4,808	$6,987

The past due status of loans as of September 30, 2016 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$678	$206	$347	$1,231	$1,225	$182,995	$185,451	$—
Real estate – construction:
Construction lending	—	—	—	—	—	25,873	25,873	—
Consumer lot lending	—	—	—	—	—	7,410	7,410	—
Commercial, financial and agricultural:
Commercial real estate lending	3,784	1,439	534	5,757	7,482	226,052	239,291	455
Land acquisition and development lending	—	—	270	270	—	60,079	60,349	270
Builder line lending	—	—	367	367	—	22,132	22,499	367
Commercial business lending	22	49	84	155	1,757	66,812	68,724	—
Equity lines	169	80	—	249	277	49,752	50,278	—
Consumer	122	—	3	125	—	8,511	8,636	—
Consumer finance	10,587	1,447	495	12,529	—	291,628	304,157	—
Total	$15,362	$3,221	$2,100	$20,683	$10,741	$941,244	$972,668	$1,092

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.03 million, 30-59 days past due of $643,000, 60-89 days past due of $397,000 and 90+ days past due of $1.53 million.
•	performing loans purchased in the acquisition of CVB that are current of $55.95 million, 30-59 days past due of $171,000, and 60-89 days past due of $223,000.

The past due status of loans as of December 31, 2015 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing[2]
Real estate – residential mortgage	$737	$146	$574	$1,457	$1,305	$184,001	$186,763	$268
Real estate – construction:
Construction lending	—	—	—	—	—	5,996	5,996	—
Consumer lot lending	—	—	—	—	—	1,763	1,763	—
Commercial, financial and agricultural:
Commercial real estate lending	1,475	1,280	423	3,178	10,359	204,079	217,616	172
Land acquisition and development lending	—	—	—	—	—	46,311	46,311	—
Builder line lending	—	—	359	359	—	20,612	20,971	—
Commercial business lending	20	86	321	427	1,958	68,779	71,164	321
Equity lines	378	—	612	990	286	48,835	50,111	—
Consumer	84	2	19	105	—	8,906	9,011	—
Consumer finance	15,046	2,264	830	18,140	—	273,615	291,755	—
Total	$17,740	$3,778	$3,138	$24,656	$13,908	$862,897	$901,461	$761

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $172,000.

The table above includes the following:

•	nonaccrual loans that are current of $3.17 million, 30-59 days past due of $377,000, 60‑89 days past due of $887,000 and 90+ days past due of $2.55 million.
•	performing loans purchased in the acquisition of CVB that are current of $66.37 million, 30-59 days past due of $270,000, 60-89 days past due of $0 and 90+ days past due of $378,000.

Loan modifications that were classified as troubled debt restructurings (TDRs) during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	2	$343	$344	1	$202	$202
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	1	96	96	—	—	—
Consumer – interest rate concession	—	—	—	1	115	115
Total	3	$439	$440	2	$317	$317

	Nine Months Ended September 30,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	5	$1,136	$1,161	2	$441	$441
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	3	227	227	1	15	15
Commercial business lending – interest rate concession	1	100	100	1	17	17
Commercial business lending – term concession	1	25	25	—	—	—
Consumer – interest rate concession	1	291	291	2	261	261
Total	11	$1,779	$1,804	6	$734	$734

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR defaults during the three and nine months ended September 30, 2016.

Impaired loans, which consisted solely of TDRs, and the related allowance at September 30, 2016 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,560	$772	$2,656	$364	$3,465	$88
Commercial, financial and agricultural:
Commercial real estate lending	2,013	51	1,715	310	1,799	23
Commercial business lending	185	—	180	33	200	7
Equity lines	32	30	—	—	32	1
Consumer	520	—	520	78	521	8
Total	$6,310	$853	$5,071	$785	$6,017	$127

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2015 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,828	$173	$2,516	$360	$2,718	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,522	61	2,258	438	2,361	35
Commercial business lending	99	—	99	28	108	1
Equity lines	32	30	—	—	30	1
Consumer	207	—	207	23	208	7
Total	$5,688	$264	$5,080	$849	$5,425	$141

PCI loans had an unpaid principal balance of $21.58 million and a carrying value of $10.74 million at September 30, 2016. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of the previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the nine months ended September 30, 2016 and 2015:

	September 30,
(Dollars in thousands)	2016	2015
Accretable yield, balance at beginning of period	$10,419	$13,488
Accretion	(1,731)	(2,047)
Reclassification of nonaccretable difference due to improvement in expected cash flows	924	287
Other changes, net	(503)	(307)
Accretable yield, balance at end of period	$9,109	$11,421

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2016.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Provision charged (credited) to operations	(293)	305	(85)	39	34	13,125	13,125
Loans charged off	(82)	—	(87)	(55)	(208)	(14,650)	(15,082)
Recoveries of loans previously charged off	93	—	200	—	200	2,965	3,458
Balance at September 30, 2016	$2,189	$399	$7,783	$1,036	$269	$25,394	$37,070

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2015.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2014	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Provision charged (credited) to operations	43	(340)	78	197	67	9,767	9,812
Loans charged off	(93)	—	(22)	—	(213)	(13,051)	(13,379)
Recoveries of loans previously charged off	243	—	24	—	231	3,189	3,687
Balance at September 30, 2015	$2,506	$94	$7,824	$1,009	$296	$23,997	$35,726

The following table presents, as of September 30, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at September 30, 2016	$2,189	$399	$7,783	$1,036	$269	$25,394	$37,070
Ending balance: individually evaluated for impairment	$364	$—	$343	$—	$78	$—	$785
Ending balance: collectively evaluated for impairment	$1,825	$399	$7,405	$1,036	$191	$25,394	$36,250
Ending balance: acquired loans - PCI	$—	$—	$35	$—	$—	$—	$35
Loans:
Ending balance at September 30, 2016	$185,451	$33,283	$390,863	$50,278	$8,636	$304,157	$972,668
Ending balance: individually evaluated for impairment	$3,428	$—	$1,946	$30	$520	$—	$5,924
Ending balance: collectively evaluated for impairment	$180,798	$33,283	$379,678	$49,971	$8,116	$304,157	$956,003
Ending balance: acquired loans - PCI	$1,225	$—	$9,239	$277	$—	$—	$10,741

The following table presents, as of December 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment,collectively evaluated for impairment, or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Ending balance: individually evaluated for impairment	$360	$—	$466	$—	$23	$—	$849
Ending balance: collectively evaluated for impairment	$2,111	$94	$7,254	$1,052	$220	$23,954	$34,685
Ending balance: acquired loans - PCI	$—	$—	$35	$—	$—	$—	$35
Loans:
Ending balance at December 31, 2015	$186,763	$7,759	$356,062	$50,111	$9,011	$291,755	$901,461
Ending balance: individually evaluated for impairment	$2,689	$—	$2,418	$30	$207	$—	$5,344
Ending balance: collectively evaluated for impairment	$182,769	$7,759	$341,327	$49,795	$8,804	$291,755	$882,209
Ending balance: acquired loans - PCI	$1,305	$—	$12,317	$286	$—	$—	$13,908

Loans by credit quality indicators as of September 30, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,373	$1,499	$2,832	$1,747	$185,451
Real estate – construction:
Construction lending	25,873	—	—	—	25,873
Consumer lot lending	7,410	—	—	—	7,410
Commercial, financial and agricultural:
Commercial real estate lending	220,137	5,643	11,855	1,656	239,291
Land acquisition and development lending	58,416	710	1,223	—	60,349
Builder line lending	21,569	563	367	—	22,499
Commercial business lending	57,006	44	11,532	142	68,724
Equity lines	48,699	632	182	765	50,278
Consumer	8,103	6	524	3	8,636
	$626,586	$9,097	$28,515	$4,313	$668,511

[1]	At September 30, 2016, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $58.12 million pass rated, $4.67 million special mention, $4.10 million substandard and $187,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$303,662	$495	$304,157

Loans by credit quality indicators as of December 31, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,107	$1,276	$2,083	$2,297	$186,763
Real estate – construction:
Construction lending	5,924	72	—	—	5,996
Consumer lot lending	1,763	—	—	—	1,763
Commercial, financial and agricultural:
Commercial real estate lending	195,479	6,089	13,533	2,515	217,616
Land acquisition and development lending	45,061	856	394	—	46,311
Builder line lending	19,252	829	531	359	20,971
Commercial business lending	57,928	1,306	11,844	86	71,164
Equity lines	48,392	617	221	881	50,111
Consumer	8,760	116	116	19	9,011
	$563,666	$11,161	$28,722	$6,157	$609,706

[1]	At December 31, 2015, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $71.14 million pass rated, $4.09 million special mention, $5.15 million substandard and $542,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$290,925	$830	$291,755

NOTE 5: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $900,000 and $620,000 as of September 30, 2016 and December 31, 2015, respectively.

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Net unrealized gains on securities	$4,260	$3,491
Net unrecognized loss on cash flow hedges	(390)	(107)
Net unrecognized losses on defined benefit plan	(2,168)	(2,213)
Total accumulated other comprehensive income	$1,702	$1,171

Common Shares

The Corporation purchased 3,990 and 3,281 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first nine months of 2016 and 2015, respectively.  During the first nine months of 2015, 38,759 shares were purchased under a share repurchase program authorized by the Corporation’s Board of Directors; whereas, no such shares were purchased under this program during the first nine months of 2016.

Earnings Per Common Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015
Net income	$3,144	$3,477

Weighted average number of common shares used in earnings per common share—basic	3,456,901	3,392,480
Effect of dilutive securities:
Stock option awards	1,898	—
Weighted average number of common shares used in earnings per common share—assuming dilution	3,458,799	3,392,480

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net income	$10,311	$10,223

Weighted average number of common shares used in earnings per common share—basic	3,452,426	3,400,296
Effect of dilutive securities:
Stock option awards	1,465	141
Weighted average number of common shares used in earnings per common share—assuming dilution	3,453,891	3,400,437

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

Potential common shares that may be issued by the Corporation for its stock option awards are determined using the treasury stock method. Accordingly, anti-dilutive shares are not included in computing diluted earnings per share.  No shares issuable upon exercise of options were anti-dilutive for the three months ended September 30, 2016; whereas, 4,000 shares issuable upon exercise of options were anti-dilutive for the nine months ended September 30, 2016. For both the three and nine months ended September, 2015,  88,762 shares issuable upon exercise of options were anti-dilutive.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$262	$267	$785	$801
Interest cost	130	117	390	351
Expected return on plan assets	(261)	(253)	(783)	(759)
Amortization of prior service cost	(15)	(14)	(45)	(42)
Recognized net actuarial loss	38	29	114	87
Net periodic benefit cost	$154	$146	$461	$438

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2016 and December 31, 2015, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (or MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

Derivative asset (liability) – interest rate swaps on loans. As discussed in Note 10, “Interest Rate Swaps”, the Corporation recognizes interest rate swaps at fair value on a recurring basis.  The Corporation has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

Derivative asset (liability) - cash flow hedges. The fair value of the Corporation's cash flow hedges is determined using the discounted cash flow method.  All of the Corporation's cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	September 30, 2016
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$14,052	$—	$14,052
Mortgage-backed securities	—	70,360	—	70,360
Obligations of states and political subdivisions	—	120,820	—	120,820
Total securities available for sale	—	205,232	—	205,232
Loans held for sale	—	66,689	—	66,689
Derivative asset - IRLC	—	1,251	—	1,251
Derivative asset - interest rate swaps on loans	—	815	—	815
Total assets	$—	$273,987	$—	$273,987

Liabilities:
Derivative liability - cash flow hedges	$—	$603	$—	$603
Derivative liability - interest rate swaps on loans	—	815	—	815
Total liabilities	$—	$1,418	$—	$1,418

	December 31, 2015
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$18,501	$—	$18,501
Mortgage-backed securities	—	77,027	—	77,027
Obligations of states and political subdivisions	—	123,948	—	123,948
Total securities available for sale	—	219,476	—	219,476
Loans held for sale	—	44,000	—	44,000
Derivative asset - IRLC	—	744	—	744
Total assets	$—	$264,220	$—	$264,220

Liabilities:
Derivative liability - cash flow hedges	$—	$175	$—	$175

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	September 30, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,479	$1,479
Other real estate owned, net	—	—	499	499
Total	$—	$—	$1,978	$1,978

	December 31, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,953	$1,953
Other real estate owned, net	—	—	942	942
Total	$—	$—	$2,895	$2,895

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of September 30, 2016:

	Fair Value Measurements at September 30, 2016
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$1,479	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 50%
Other real estate owned, net	499	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 67%
Total	$1,978

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

The following describes the valuation techniques used by the Corporation to measure certain of its financial instruments at fair value as of September 30, 2016 and December 31, 2015.

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

	Carrying	Fair Value Measurements at September 30, 2016 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$88,995	$88,995	$—	$—	$88,995
Securities available for sale	205,232	—	205,232	—	205,232
Loans, net	935,598	—	—	942,484	942,484
Loans held for sale	66,689	—	66,689	—	66,689
Derivative asset - IRLC	1,251	—	1,251	—	1,251
Derivative asset - interest rate swaps on loans	815	—	815	—	815
Bank-owned life insurance	14,909	—	14,909	—	14,909
Accrued interest receivable	6,551	6,551	—	—	6,551
Financial liabilities:
Demand deposits	$743,234	$743,234	$—	$—	$743,234
Time deposits	345,894	—	348,301	—	348,301
Borrowings	167,204	—	160,813	—	160,813
Derivative liability - cash flow hedges	603	—	603	—	603
Derivative liability - interest rate swaps on loans	815	—	815	—	815
Accrued interest payable	672	672	—	—	672

	Carrying	Fair Value Measurements at December 31, 2015 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$152,943	$152,943	$—	$—	$152,943
Securities available for sale	219,476	—	219,476	—	219,476
Loans, net	865,892	—	—	875,341	875,341
Loans held for sale	44,000	—	44,000	—	44,000
Derivative asset - IRLC	744	—	744	—	744
Bank-owned life insurance	14,988	—	14,988	—	14,988
Accrued interest receivable	6,829	6,829	—	—	6,829
Financial liabilities:
Demand deposits	$733,901	$733,901	$—	$—	$733,901
Time deposits	339,732	—	342,275	—	342,275
Borrowings	177,261	—	174,032	—	174,032
Derivative liability - cash flow hedges	175	—	175	—	175
Accrued interest payable	698	698	—	—	698

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

	Three Months Ended September 30, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$11,751	$549	$11,832	$1	$(1,455)	$22,678
Gains on sales of loans	—	2,299	—	—	—	2,299
Other noninterest income	2,742	1,169	202	315	—	4,428
Total operating income	14,493	4,017	12,034	316	(1,455)	29,405
Expenses:
Provision for loan losses	—	—	4,925	—	—	4,925
Interest expense	1,440	158	1,801	288	(1,455)	2,232
Salaries and employee benefits	6,296	1,530	2,524	449	—	10,799
Other noninterest expenses	4,428	1,327	1,325	54	—	7,134
Total operating expenses	12,164	3,015	10,575	791	(1,455)	25,090
Income (loss) before income taxes	2,329	1,002	1,459	(475)	—	4,315
Income tax expense (benefit)	377	397	577	(180)	—	1,171
Net income (loss)	$1,952	$605	$882	$(295)	$—	$3,144
Total assets	$1,255,815	$81,274	$306,674	$4,905	$(223,658)	$1,425,010
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$760	$70	$93	$—	$—	$923

	Three Months Ended September 30, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$10,715	$528	$12,702	$—	$(1,167)	$22,778
Gains on sales of loans	—	1,156	—	—	—	1,156
Other noninterest income	2,312	703	237	397	—	3,649
Total operating income	13,027	2,387	12,939	397	(1,167)	27,583
Expenses:
Provision for loan losses	—	15	4,127	—	—	4,142
Interest expense	1,453	100	1,579	294	(1,167)	2,259
Salaries and employee benefits	5,663	660	2,503	281	—	9,107
Other noninterest expenses	4,440	1,292	1,324	98	—	7,154
Total operating expenses	11,556	2,067	9,533	673	(1,167)	22,662
Income (loss) before income taxes	1,471	320	3,406	(276)	—	4,921
Income tax expense (benefit)	85	130	1,336	(107)	—	1,444

Net income (loss)	$1,386	$190	$2,070	$(169)	$—	$3,477
Total assets	$1,194,435	$58,370	$291,214	$4,728	$(175,376)	$1,373,371
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$434	$28	$7	$1	$—	$470

	Nine Months Ended September 30, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$34,268	$1,216	$35,448	$2	$(3,988)	$66,946
Gains on sales of loans	—	6,581	—	—	—	6,581
Other noninterest income	8,598	2,853	628	953	—	13,032
Total operating income	42,866	10,650	36,076	955	(3,988)	86,559
Expenses:
Provision for loan losses	—	—	13,125	—	—	13,125
Interest expense	4,316	304	5,221	859	(3,988)	6,712
Salaries and employee benefits	18,447	4,213	7,683	1,149	—	31,492
Other noninterest expenses	13,237	3,517	4,032	392	—	21,178
Total operating expenses	36,000	8,034	30,061	2,400	(3,988)	72,507
Income (loss) before income taxes	6,866	2,616	6,015	(1,445)	—	14,052
Income tax expense (benefit)	885	1,039	2,366	(549)	—	3,741
Net income (loss)	$5,981	$1,577	$3,649	$(896)	$—	$10,311
Total assets	$1,255,815	$81,274	$306,674	$4,905	$(223,658)	$1,425,010
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,584	$255	$347	$—	$—	$2,186

	Nine Months Ended September 30, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$32,157	$1,301	$34,985	$—	$(3,512)	$64,931
Gains on sales of loans	—	4,803	—	—	—	4,803
Other noninterest income	6,764	1,961	751	1,142	—	10,618
Total operating income	38,921	8,065	35,736	1,142	(3,512)	80,352
Expenses:
Provision for loan losses	—	45	9,767	—	—	9,812
Interest expense	4,238	240	4,622	878	(3,512)	6,466
Salaries and employee benefits	17,354	3,511	7,294	1,050	—	29,209
Other noninterest expenses	12,906	3,430	3,708	412	—	20,456
Total operating expenses	34,498	7,226	25,391	2,340	(3,512)	65,943
Income (loss) before income taxes	4,423	839	10,345	(1,198)	—	14,409
Income tax expense (benefit)	250	340	4,053	(457)	—	4,186
Net income (loss)	$4,173	$499	$6,292	$(741)	$—	$10,223
Total assets	$1,194,435	$58,370	$291,214	$4,728	$(175,376)	$1,373,371
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$928	$86	$47	$2	$—	$1,063

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

NOTE 9: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of MBS for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At September 30, 2016, the Corporation had best efforts forward sales contracts with a notional value of $156.87 million, and each loan held for sale by C&F Mortgage was subject to a forward sales agreement. The fair value of these derivative instruments at September 30, 2016 was $1.25 million, which was included in other assets.  The Corporation had no mandatory forward sales contracts at September 30, 2016.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties (i.e., investors). As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions.  During the third quarter of 2016, C&F Mortgage reached an agreement with one of its third-party counterparties that resolved all known and unknown indemnification obligations for loans sold to this counterparty prior to August 2016.  The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Allowance, beginning of period	$2,503	$2,227	$2,363	$2,089
Provision for indemnification losses	103	73	243	212
Payments	(350)	—	(350)	(1)
Allowance, end of period	$2,256	$2,300	$2,256	$2,300

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

The cash flow hedges’ total notional amount is $25.00 million. At September 30, 2016, the cash flow hedges had a fair value of ($603,000), which is recorded in other liabilities. The cash flow hedges were fully effective at September 30, 2016 and therefore the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $50.51 million.  At September 30, 2016, the interest rate swaps had a net fair value of zero, with $815,000 recognized in other assets and $815,000 recognized in other liabilities.  Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the swaps.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Data processing expenses	$946	$944	$2,949	$2,771
Professional fees	543	517	1,685	1,584
Marketing and advertising expenses	393	357	1,227	978
Travel and educational expenses	314	284	861	774
Telecommunication expenses	333	379	888	1,074
All other noninterest expenses	2,173	2,447	6,437	6,669
Total other noninterest expenses	$4,702	$4,928	$14,047	$13,850

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives including personnel additions, expansion into new markets and the utilization of scorecard models, capital levels, the effect of future market and industry trends including competitive trends in the nonprime consumer finance markets, the Corporation’s and each business segment’s loan portfolio and business prospects related to each segment’s loan portfolio, asset quality and adequacy of the allowance for loan losses and level of future charge-offs, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK), adequacy of the allowance for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Board of Governors of the Federal Reserve System (the Federal Reserve Board)  including changes to the federal funds rate, capital requirements, growth strategy, hedging strategy and financial and other goals, and the effect of the inclusion of the Corporation’s stock in the Russell 2000® Index. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisition of CVBK in 2013 and C&F Bank's acquisition of C&F Finance Company in September 2002. With the adoption of ASU 2011-08, Intangible-Goodwill and Other-Testing Goodwill for Impairment (Topic 350), in 2012, the Corporation may first assess qualitative factors to determine if it is more likely than not that the fair value of goodwill is less than the carrying amount, which determines if the two-step goodwill impairment test is necessary. If the likelihood of impairment is more than 50 percent, the Corporation must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Corporation’s goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. If an impairment test is performed, we will prepare a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

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

Financial Performance Measures

Net income for the Corporation was $3.1 million for the third quarter of 2016, or $0.91 per common share assuming dilution, compared with net income of $3.5 million for the third quarter of 2015, or $1.02 per common share assuming dilution. Net income for the Corporation was $10.3 million for the first nine months of 2016, or $2.99 per common share assuming dilution, compared with net income of $10.2 million for the first nine months of 2015, or $3.01 per common share assuming dilution.  While net income increased for the first nine months of 2016, compared to the first nine months of 2015, diluted earnings per share decreased because of improvement in the Corporation’s stock price in the second half of 2015, which resulted in the exercise of stock options in the fourth quarter of 2015 and had the effect of increasing outstanding shares.  The decrease in net income for the third quarter of 2016, as compared to the same period of 2015, resulted from the earnings decline in the Consumer Finance segment, offset in part by higher earnings at the Retail Banking and Mortgage Banking segments.  The increase in net income for the first nine months of 2016, as compared to the same period of 2015, resulted from higher earnings at the Retail Banking and Mortgage Banking segments, offset in part by lower earnings at the Consumer Finance segment.  Earnings in 2016 included one-time after-tax revenue items during the second quarter associated with a contract amendment for the Retail Banking segment’s debit card programs of $237,000, the segment’s BOLI program of $493,000 and a gain on the sale of a Bank-owned property of $92,000.

The Corporation’s annualized ROE and ROA were 9.13 percent and 0.90 percent, respectively, for the third quarter of 2016, compared to 10.87 percent and 1.01 percent, respectively, for the third quarter of 2015.  The Corporation’s annualized ROE and ROA were 10.19 percent and 0.98 percent, respectively, for the first nine months of 2016, compared to 10.84 percent and 1.00 percent, respectively, for the first nine months of 2015.  The decreases in ROE and ROA for the  first nine months of 2016, compared to the same period in 2015, resulted from average capital and average asset growth since September 2015, which outpaced the increase in net income during 2016.  The decline in net income during the third quarter of 2016, coupled with average capital and average asset growth, resulted in the decreases in ROE and ROA for the third quarter of 2016, compared to the same period in 2015.

Principal Business Activities.

An overview of the financial results for each of the Corporation’s principal business segments is presented below. A more detailed discussion is included in “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $2.0 million for the third quarter of 2016, compared to net income of $1.4 million for the third quarter of 2015.  For the first nine months of 2016, the Retail Banking segment reported net income of $6.0 million, compared to $4.2 million for the first nine months of 2015.  The improvement in net income of the Retail Banking segment for the third quarter and first nine months of 2016 resulted from (1) the effect of loan growth on interest income, as average loans at the Bank for the first nine months of 2016 increased $71.0 million or 12.5 percent over the same period in 2015 and, for the third quarter of 2016, an increase in the net accretion on loans acquired in the 2013 purchase of CVB, (2) an increase in noninterest income due to fees collected on loans closed under the new loan interest rate swap program, (3) an increase in debit card interchange income and (4) a lower cost of borrowings resulting from the maturity of a portion of the Bank’s higher-rate FHLB advances. Also contributing to the first nine months of 2016 earnings were one-time revenue items in the second quarter of 2016 associated with a contract amendment for one of the Bank’s debit card programs, the Bank’s BOLI program, and a gain on the sale of a Bank-owned property. Partially offsetting these positive factors were the effects of (1) a decline in the yield on the investment portfolio due to replacing matured and called securities with lower-yielding securities, (2) a decline in the yield on loans due to the effects of the low interest rate and competitive loan environment and a decline during the first nine months of 2016 in the net accretion on loans acquired in the 2013 acquisition of CVB and (3) higher operating expenses associated with strengthening the Bank’s technology infrastructure, growing its commercial lending teams, expanding its product offerings and promoting brand awareness.

The results for the third quarter and first nine months of 2016 for the Retail Banking segment included acquisition accounting adjustments recorded in connection with the 2013 acquisition of CVB. The net accretion attributable to these adjustments recognized in the third quarter and first nine months of 2016 was $369,000 and $863,000, net of taxes, respectively, compared to $208,000 and $1.1 million, net of taxes for the third quarter and first nine months of 2015, respectively.

C&F Bank’s total nonperforming assets were $4.8 million at September 30, 2016, compared to $7.1 million at December 31, 2015. Nonperforming assets at September 30, 2016 included $4.3 million in nonaccrual loans, compared to $6.2 million at December 31, 2015, and $499,000 in OREO, compared to $942,000 at December 31, 2015. The decrease in nonaccrual loans during the first nine months of 2016 was primarily due to loan payoffs and transfers to OREO.  The OREO decrease during the first nine months of 2016 was primarily due to the sale of several OREO properties and a shorter holding period for properties transferred to OREO.

Mortgage Banking:  The Mortgage Banking segment reported net income of $605,000 for the third quarter of 2016, compared to net income of $190,000 for the third quarter of 2015. For the first nine months of 2016, the Mortgage Banking segment reported net income of $1.6 million, compared to net income of $499,000 for the first nine months of 2015.  The improvement in net income of the Mortgage Banking segment resulted from an increase in the volume of mortgage loans closed and sold during the third quarter and first nine months of 2016, compared to the same periods in 2015. Loan volume increased as a result of favorable housing markets for both resale and new construction, which resulted in higher gains on sales of loans and higher ancillary loan origination fees.  These increases were partially offset by increases in employee compensation expense, as well as loan production expenses.  Loan origination volume for the third quarter of 2016 increased to $205.3 million from $146.6 million in the third quarter of 2015 and to $485.4 million for the first nine months of 2016 from $424.0 million for the first nine months of 2015. The amount of loan originations during the third quarter of 2016 for refinancings and home purchases were $41.1 million and $164.3 million, respectively, compared to $22.0 million and $124.6 million, respectively, for the third quarter of 2015.  The amount of loan originations during the first nine months of 2016 for refinancings and home purchases were $87.4 million and $398.0 million, respectively, compared to $80.6 million and $343.4 million, respectively, for the first nine months of 2015.

The continued focus at the Mortgage Banking segment is higher loan production, and we continue to seek new expansion opportunities.  Management believes increasing future profitability at the Mortgage Banking segment is dependent on growth in loan originations due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.  Currently, C&F Mortgage is expanding its operations in Chesapeake, Virginia and establishing a loan origination branch in the Outer Banks of North Carolina.

Consumer Finance:  The Consumer Finance segment reported net income of $882,000 for the third quarter of 2016, compared to net income of $2.1 million for the third quarter of 2015.  For the first nine months of 2016, the Consumer Finance segment reported net income of $3.6 million, compared to net income of $6.3 million for the first nine months of 2015.  The declines in net income for the third quarter and first nine months of 2016, compared to the same periods in 2015, were principally due to margin compression, as well as increases of $798,000 and $3.4 million, respectively, in the segment’s provision for loan losses, which were attributable to higher net charge-offs and loan growth.  Partially offsetting the effect of the higher provisions for loan losses were the effects on net interest income of the $13.8 million and $13.0 million increases in average loans for the third quarter and first nine months of 2016, respectively.  The increases in average loans were attributable to the purchase of a consumer finance loan portfolio at the end of the second quarter of 2015, along with organic loan growth during the first nine months of 2016.  The Consumer Finance segment has implemented a scorecard model that is improving underwriting efficiencies and generating competitive pricing, which, along with personnel additions in certain major markets, has led to an increase in loan originations during 2016.  Despite the loan growth, earnings at the Consumer Finance segment have been negatively affected by a lower yield on loans, which reflects the effect of competition on loan pricing strategies and a strategic decision to purchase loans with higher credit quality metrics, which generally have lower interest rates.

The results of the Consumer Finance segment included a $4.9 million and an $13.1 million provision for loan losses for the third quarter and first nine months of 2016, respectively, compared to $4.1 million and $9.8 million for the third quarter and first nine months of 2015, respectively. The annualized net charge-off ratio for the third quarter and the first nine months of 2016 was 6.05 percent and 5.28 percent, respectively, compared to 5.53 percent and 4.66 percent for the third quarter and the first nine months of 2015, respectively. Loan charge-offs increased for the third quarter and first nine months of 2016 due to (1) net charge-offs related to the bulk purchase of consumer finance loans during the second quarter of 2015, which had the effect of increasing the net charge-off ratio 42 basis points for the first nine months of 2016 and (2) economic and competitive factors affecting the non-prime consumer finance customers.  The allowance for loan losses to total loans increased to 8.35 percent at September 30, 2016, compared to 8.21 percent at December 31, 2015. Management believes that the current allowance for loan losses is adequate to absorb probable losses inherent in the consumer finance loan portfolio and expects that loan purchases with higher credit quality will help reduce future charge-offs. However, if factors influencing the Consumer Finance segment result in a higher net charge-off ratio in the future, C&F Finance may need to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Capital Management. Total shareholders' equity was $139.7 million at September 30, 2016, compared to $131.1 million at December 31, 2015. Capital growth resulted from earnings for the first nine months of 2016 and an increase in unrealized holding gains on securities available for sale, which is a component of accumulated other comprehensive income.  The increases were offset in part by dividends declared of 32 cents and 96 cents per share during the third quarter and first nine months of 2016, respectively. The third quarter dividend was paid on October 1, 2016 and equated to a payout ratio of 35.2 percent of third quarter income. The dividend payout ratio was 32.1 percent for the first nine months of 2016.  During the second quarter of 2016, the Corporation’s Board of Directors reauthorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5 million of the Corporation’s common stock through May 2017.  For more information about the Repurchase Program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” under the heading “Issuer Purchases of Equity Securities” in this Quarterly Report on Form 10-Q.

During the second quarter of 2016, the Corporation qualified for inclusion in the Russell 2000® Index, which serves as a benchmark for small-cap stocks in the United States.  Management believes that inclusion in the Russell 2000® has the potential to raise the Corporation’s profile and generate greater interest in the Corporation’s stock at an institutional investor level.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2016 and 2015.  Loans include loans held for sale. Loans placed on nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 26 basis points to the yield on loans and 20 basis points to both the yield on interest earning assets and the net interest margin for the third quarter of 2016 compared to approximately 20 basis points to the yield on loans and 14 basis points to both  the yield on interest earning assets and the net interest margin for the third quarter of 2015. The CVB accretion contributed approximately 23 basis points to the yield on loans and 17 basis points to both the yield on interest earning assets and the net interest margin for the first nine months of 2016 compared to approximately 26 basis points to the yield on loans and 18 basis points to both the yield on interest earning assets and the net interest margin for the first nine months of 2015.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$96,592	$528	2.17%	$101,976	$596	2.34%
Tax-exempt	109,273	1,386	5.05	115,529	1,562	5.41
Total securities	205,865	1,914	3.70	217,505	2,158	3.97
Total loans	1,024,612	21,167	8.22	918,158	21,090	9.11
Interest-bearing deposits in other banks	76,565	89	0.47	137,255	84	0.24
Total earning assets	1,307,042	23,170	7.05	1,272,918	23,332	7.28
Allowance for loan losses	(36,538)			(35,303)
Total non-earning assets	133,730			133,518
Total assets	$1,404,234			$1,371,133

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$202,797	$91	0.18%	$198,799	$105	0.21%
Money market deposit accounts	214,762	143	0.27	209,163	145	0.28
Savings accounts	103,573	20	0.08	99,785	20	0.08
Certificates of deposit, $100 or more	142,764	380	1.06	136,613	346	0.96
Other certificates of deposit	197,800	452	0.91	205,287	471	0.90
Total time and savings deposits	861,696	1,086	0.50	849,647	1,087	0.50
Borrowings	168,124	1,146	2.71	180,741	1,172	2.54
Total interest-bearing liabilities	1,029,820	2,232	0.86	1,030,388	2,259	0.86
Demand deposits	213,389			190,342
Other liabilities	23,284			22,457
Total liabilities	1,266,493			1,243,187
Shareholders’ equity	137,741			127,946
Total liabilities and shareholders’ equity	$1,404,234			$1,371,133
Net interest income		$20,938			$21,073
Interest rate spread			6.19%			6.42%
Interest expense to average earning assets (annualized)			0.68%			0.69%
Net interest margin (annualized)			6.37%			6.58%

	Nine Months Ended September 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$99,303	$1,699	2.28%	$99,051	$1,816	2.44%
Tax-exempt	111,158	4,320	5.18	117,236	4,781	5.44
Total securities	210,461	6,019	3.81	216,287	6,597	4.07
Total loans	980,200	62,056	8.46	897,195	59,739	8.90
Interest-bearing deposits in other banks	111,971	409	0.49	148,233	270	0.24
Total earning assets	1,302,632	68,484	7.02	1,261,715	66,606	7.04
Allowance for loan losses	(35,978)			(35,436)
Total non-earning assets	134,249			132,593
Total assets	$1,400,903			$1,358,872

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$210,965	$328	0.21%	$202,481	$343	0.23%
Money market deposit accounts	212,103	424	0.27	202,783	417	0.27
Savings accounts	102,835	61	0.08	99,247	59	0.08
Certificates of deposit, $100 or more	139,730	1,094	1.05	140,381	928	0.92
Other certificates of deposit	197,968	1,349	0.91	212,507	1,360	0.88
Total time and savings deposits	863,601	3,256	0.50	857,399	3,107	0.50
Borrowings	171,916	3,456	2.64	172,014	3,359	2.58
Total interest-bearing liabilities	1,035,517	6,712	0.86	1,029,413	6,466	0.84
Demand deposits	207,415			182,308
Other liabilities	23,128			21,436
Total liabilities	1,266,060			1,233,157
Shareholders’ equity	134,843			125,715
Total liabilities and shareholders’ equity	$1,400,903			$1,358,872
Net interest income		$61,772			$60,140
Interest rate spread			6.16%			6.19%
Interest expense to average earning assets			0.68%			0.69%
Net interest margin			6.34%			6.35%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2016 from 2015
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(8,900)	$8,977	$77
Securities:
Taxable	(39)	(29)	(68)
Tax-exempt	(96)	(80)	(176)
Interest-bearing deposits in other banks	202	(197)	5
Total interest income	(8,833)	8,671	(162)
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(27)	13	(14)
Money market deposit accounts	(19)	17	(2)
Savings accounts	(1)	1	—
Certificates of deposit, $100 or more	23	11	34
Other certificates of deposit	23	(42)	(19)
Total time and savings deposits	(1)	—	(1)
Borrowings	307	(333)	(26)
Total interest expense	306	(333)	(27)
Change in net interest income	$(9,139)	$9,004	$(135)

	Nine Months Ended September 30, 2016 from 2015
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(4,375)	$6,692	$2,317
Securities:
Taxable	(125)	8	(117)
Tax-exempt	(219)	(242)	(461)
Interest-bearing deposits in other banks	253	(114)	139
Total interest income	(4,466)	6,344	1,878
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(35)	20	(15)
Money market deposit accounts	(17)	24	7
Savings accounts	(1)	3	2
Certificates of deposit, $100 or more	172	(6)	166
Other certificates of deposit	79	(90)	(11)
Total time and savings deposits	198	(49)	149
Borrowings	99	(2)	97
Total interest expense	297	(51)	246
Change in net interest income	$(4,763)	$6,395	$1,632

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2016 was $20.9 million, compared to $21.1 million for the three months ended September 30, 2015. Net interest income, on a taxable-equivalent basis, for the first nine months of 2016 was $61.8 million, compared to $60.1 million for the first nine months of 2015.  Annualized net interest margin decreased 21 basis points to 6.37 percent for the third quarter of 2016 relative to the same period for 2015, and decreased one basis point to 6.34 percent for the first nine months of 2016, relative to the same period for 2015. The decrease in net interest margin during the third quarter and, to a lesser extent, the first nine months of 2016 was a result of (1) lower yields on new and renewing loans and (2) a decline in yield on the securities portfolio. However, the decrease in net interest margin was mitigated by a shift in the composition of earning assets as lower-yielding deposits in other banks declined $60.7 million and $36.3 million for the third quarter and first nine months of 2016, respectively, as compared to the same periods of 2015, in order to fund loan growth.  Net interest income was also affected during the third quarter and first nine months of 2016 by the fair value accounting adjustments related to the 2013 acquisition of CVB.

Average loans, which includes both loans held for investment and loans held for sale, increased $106.5 million to $1.0 billion for the third quarter of 2016, compared to the same period of 2015. Average loans increased $83.0 million to $980.2 million for the first nine months of 2016, compared to the same period of 2015. Average loans held for investment for the Retail Banking segment increased $82.6 million, or 14.3 percent, for the third quarter of 2016 and $71.0 million, or 12.5 percent, for the first nine months of 2016, compared to the same periods in 2015.  Average loans at the Retail Banking segment increased for the third quarter and first nine months of 2016 due to new lending teams in the Peninsula region and strengthening of the Richmond lending team. Average loans held for investment at the Consumer Finance segment increased $13.8 million, or 4.8 percent, for the third quarter of 2016 and increased $13.0 million, or 4.6 percent, for the first nine months of 2016, compared to the same periods of 2015, which was due primarily to the purchase of a consumer finance portfolio in the second quarter of 2015, along with organic loan growth during the first nine months of 2016.

The overall yield on average loans decreased 89 basis points to 8.22 percent for the third quarter of 2016 and decreased 44 basis points to 8.46 percent for the first nine months of 2016, compared to the same periods of 2015. The decrease in the average loan yield was due to (1) loan growth at the Retail Banking and Mortgage Banking segments, which have lower average yields, outpacing higher-yielding loan growth at the Consumer Finance segment, (2) the decline in the accretion related to the acquisition accounting adjustment to CVB’s loan portfolio, and (3) the decline in the average yield at the Retail Banking and Consumer Finance segment. The Bank’s average yields have declined due to the effects of the low interest rate and competitive environment on new originations and renewals.  The Consumer Finance yield has been affected by the continued competitive pressure during 2016 on loan pricing strategies and a strategic decision to purchase loans with higher credit quality metrics, but lower yields.

Average securities available for sale decreased $11.6 million and $5.8 million for the third quarter and first nine months of 2016, compared to the same periods of 2015, as a result of securities maturities, sales and calls. The average yield on the securities portfolio decreased 27 basis points and 26 basis points for the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, due to (1) the purchase of lower-yielding, shorter-term securities, to replace calls and maturities of longer-term, higher yielding securities and (2) the current interest rate environment. The Corporation has shortened the security portfolio’s duration by investing in lower-yielding, shorter-term securities in order to mitigate interest-rate risk of a potential future rising interest rate environment.

Average interest-bearing deposits in other banks decreased $60.7 million and $36.3 million for the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. These decreases occurred as the Corporation used these deposits to partially fund loan growth at all three business segments during 2016. The average yield on these overnight funds increased 23 basis points and 25 basis points for the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015, due to the Federal Reserve Bank’s increase in the interest rate on excess reserve balances from 0.25 percent to 0.50 percent in December 2015.

Average interest-bearing time and savings deposits increased $12.0 million and $6.2 million for the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 and the average cost of interest-bearing deposits remained level during the comparative periods.  The increase in the cost of jumbo certificates of deposit for the third quarter and first nine months of 2016, compared to the same periods of 2015, was due to the accretion in 2015 of the CVB acquisition accounting adjustment, which lowered the cost of jumbo certificates of deposit.  This acquisition adjustment was fully accreted in the second quarter of 2015 and had no effect on the average cost of interest-bearing deposits during 2016.

Average borrowings decreased $12.6 million and $98,000 for the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. The decrease resulted from the repayment of a significant portion of the borrowings used to purchase a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings increased 17 basis points and 6 basis points during the third quarter and first nine months of 2016, respectively, as compared to the same periods of 2015, as a result of increases in one-month LIBOR to which variable rate borrowing is indexed, offset in part by replacing higher-rate FHLB advances at maturity with lower-rate advances.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended September 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,299	$—	$—	$2,299
Service charges on deposit accounts	1,102	—	—	—	1,102
Other service charges and fees	1,177	1,000	2	—	2,179
Net gains on calls and sales of available for sale securities	3	—	—	—	3
Investment services income	—	—	—	287	287
BOLI income	86	—	—	—	86
Swap fee income	174	—	—	—	174
Other income	200	169	200	28	597
Total noninterest income	$2,742	$3,468	$202	$315	$6,727

	Three Months Ended September 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,156	$—	$—	$1,156
Service charges on deposit accounts	1,119	—	—	—	1,119
Other service charges and fees	1,091	788	4	—	1,883
Net gains on calls and sales of available for sale securities	22	—	—	—	22
Investment services income	—	—	—	372	372
BOLI income	88	—	—	—	88
Swap fee income	—	—	—	—	—
Other (losses) income	(8)	(85)	233	25	165
Total noninterest income	$2,312	$1,859	$237	$397	$4,805

	Nine Months Ended September 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$6,581	$—	$—	$6,581
Service charges on deposit accounts	3,106	—	—	—	3,106
Other service charges and fees	3,758	2,460	8	—	6,226
Net gains on calls and sales of available for sale securities	48	—	—	—	48
Investment services income	—	—	—	878	878
BOLI income	754	—	—	—	754
Swap fee income	418	—	—	—	418
Other income	514	393	620	75	1,602
Total noninterest income	$8,598	$9,434	$628	$953	$19,613

	Nine Months Ended September 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,803	$—	$—	$4,803
Service charges on deposit accounts	3,210	—	—	—	3,210
Other service charges and fees	3,132	1,941	10	—	5,083
Net gains on calls and sales of available for sale securities	25	—	—	—	25
Investment services income	—	—	—	1,077	1,077
BOLI income	263	—	—	—	263
Swap fee income	—	—	—	—	—
Other income	134	20	741	65	960
Total noninterest income	$6,764	$6,764	$751	$1,142	$15,421

Total noninterest income increased $1.9 million, or 40.0 percent, in the third quarter of 2016 and $4.2 million, or 27.2 percent in the first nine months of 2016, compared to the same periods in 2015. The increases in total noninterest income were due to (1) higher gains on sales of loans and ancillary loan origination fees at the Mortgage Banking segment, (2) higher debit card interchange income at the Retail Banking segment, (3) fees collected at the Retail Banking segment on loans closed under a new loan interest rate swap program, (4) appreciation in the Rabbi Trust and (5)  for the nine-month period only, one-time revenue items recognized in the second quarter of 2016 associated with a contract amendment for the Bank’s debit card program, the Bank’s BOLI program, and a gain on the sale of a Bank-owned property.  These increases were partially offset by declines in (1) overdraft charges at the Retail Banking segment, (2) net fees collected at the Consumer Finance segment for loan payments made via credit card, and (3) investment services income at C&F Wealth Management due to stock market volatility during 2016.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended September 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,296	$1,530	$2,524	$449	$10,799
Occupancy expense	1,723	479	228	2	2,432
Other expenses	2,705	848	1,097	52	4,702
Total noninterest expense	$10,724	$2,857	$3,849	$503	$17,933

	Three Months Ended September 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$5,663	$660	$2,503	$281	$9,107
Occupancy expense	1,580	475	168	3	2,226
Other expenses	2,860	816	1,156	96	4,928
Total noninterest expense	$10,103	$1,951	$3,827	$380	$16,261

	Nine Months Ended September 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$18,447	$4,213	$7,683	$1,149	$31,492
Occupancy expense	5,143	1,346	637	5	7,131
Other expenses	8,094	2,171	3,395	387	14,047
Total noninterest expense	$31,684	$7,730	$11,715	$1,541	$52,670

	Nine Months Ended September 30, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$17,354	$3,511	$7,294	$1,050	$29,209
Occupancy expense	4,698	1,388	511	9	6,606
Other expenses	8,208	2,042	3,197	403	13,850
Total noninterest expense	$30,260	$6,941	$11,002	$1,462	$49,665

Total noninterest expenses increased $1.7 million, or 10.3 percent, in the third quarter 2016 and $3.0 million, or 6.1 percent in the first nine months of 2016, compared to the same periods in 2015. The increase in noninterest expenses resulted primarily from increased personnel cost at (1) the Retail Banking segment principally due to costs for new commercial lending and support personnel, (2) the Mortgage Banking segment for loan officer commissions on the higher volume of loans closed during 2016 and (3) the Consumer Finance segment due to staffing increases beginning in the third quarter of 2015 related to servicing the loan portfolio purchased in the second quarter of 2015, entry into new markets over the past several years and staffing increases for compliance and asset quality processes. Occupancy expense increased (1) at the Retail Banking segment due to expenses associated with strengthening the Bank’s technology infrastructure and (2) at the Consumer Finance segment due to higher rent expense for each of its locations.  The increase in other expenses at the Mortgage Banking segment, in particular for the first nine months of 2016 compared to the first nine months of 2015, resulted from costs associated with processing the higher loan origination volume.

Income Taxes

Income tax expense for the third quarter of 2016 was $1.2 million resulting in an effective tax rate of 27.1 percent, compared with $1.4 million, or 29.3 percent, for the third quarter of 2015.  Income tax expense for the first nine months of 2016 was $3.7 million resulting in an effective tax rate of 26.6 percent, compared with $4.2 million, or 29.1 percent, for the first nine months of 2015.  The decline in the effective tax rate in the third quarter and first nine months of 2016, compared to the same periods of 2015, resulted from higher earnings at the Retail Banking segment, which is not subject to state income taxes, coupled with higher tax credits and lower amortization associated with its investment in qualified affordable housing projects and one-time tax-free proceeds associated with the Retail Banking segment’s BOLI program.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015
Allowance, beginning of period	$36,734	$35,571
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	—	15
Consumer Finance segment	4,925	4,127
Total provision for loan losses	4,925	4,142
Loans charged off:
Real estate—residential mortgage	(2)	(17)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(52)	—
Equity lines	—	—
Consumer	(77)	(99)
Consumer finance	(5,446)	(4,928)
Total loans charged off	(5,577)	(5,044)
Recoveries of loans previously charged off:
Real estate—residential mortgage	49	32
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	17	7
Equity lines	—	—
Consumer	36	65
Consumer finance	886	953
Total recoveries	988	1,057
Net loans charged off	(4,589)	(3,987)
Allowance, end of period	$37,070	$35,726
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.02%	0.01%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance[3]	6.05%	5.53%

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Allowance, beginning of period	$35,569	$35,606
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	—	45
Consumer Finance segment	13,125	9,767
Total provision for loan losses	13,125	9,812
Loans charged off:
Real estate—residential mortgage	(82)	(93)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(87)	(22)
Equity lines	(55)	—
Consumer	(208)	(213)
Consumer finance	(14,650)	(13,051)
Total loans charged off	(15,082)	(13,379)
Recoveries of loans previously charged off:
Real estate—residential mortgage	93	243
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	200	24
Equity lines	—	—
Consumer	200	231
Consumer finance	2,965	3,189
Total recoveries	3,458	3,687
Net loans charged off	(11,624)	(9,692)
Allowance, end of period	$37,070	$35,726
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Retail Banking	(0.02)%	(0.04)%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance[3]	5.28%	4.66%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

3The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of increasing the annualized net charge-off ratio by 30 basis points and 42 basis points for the three and nine months ended September 30, 2016.

Table 6 presents the allocation of the allowance for loan losses at September 30, 2016 and December 31, 2015.

TABLE 6: Allocation of Allowance for Loan Losses

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,189	$2,471
Real estate—construction [1]	399	94
Commercial, financial and agricultural [2]	7,783	7,755
Equity lines	1,036	1,052
Consumer	269	243
Consumer finance	25,394	23,954
Total allowance for loan losses	$37,070	$35,569
Ratio of loans to total period-end loans:
Real estate—residential mortgage	20%	21%
Real estate—construction [1]	3	1
Commercial, financial and agricultural [2]	40	39
Equity lines	5	6
Consumer	1	1
Consumer finance	31	32
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,373	$1,499	$2,832	$1,747	$185,451
Real estate – construction [2]	33,283	—	—	—	33,283
Commercial, financial and agricultural [3]	357,128	6,960	24,977	1,798	390,863
Equity lines	48,699	632	182	765	50,278
Consumer	8,103	6	524	3	8,636
	$626,586	$9,097	$28,515	$4,313	$668,511

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$303,662	$495	$304,157

[1]	At September 30, 2016, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the 2013 acquisition of CVB of $58.1 million pass rated, $4.7 million special mention, $4.1 million substandard and $187,000 substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses as of September 30, 2016 increased $61,000 since December 31, 2015. There was no provision for loan losses at the Retail Banking segment during the first nine months of 2016 because of a decline in historical losses and the overall improvement in the credit quality of the loan portfolio. The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.69 percent at September 30, 2016, compared to 1.86 percent at December 31, 2015, because of loan growth during the first nine months of 2016. We believe that the current level of the allowance for loan losses at the Retail Banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the Retail Banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased $1.4 million to $25.4 million at September 30, 2016 from $24.0 million at December 31, 2015, and the Consumer Finance segment’s provision for loan losses increased $3.4 million for the first nine months of 2016, compared to the same period in 2015. The higher provision resulted from an increase in charge-offs and loan growth during the first nine months of 2016, compared to the first nine months of 2015.  The allowance for loan losses as a percentage of loans was 8.35 percent at September 30, 2016, compared to 8.21 percent at December 31, 2015.  While charge-offs increased during 2016, delinquencies and repossessed assets have declined compared to September 30, 2015.  Additionally, in 2016, the Consumer Finance segment began purchasing more loan contracts with higher credit quality metrics, which should help reduce future charge-offs.  We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb probable losses inherent in the loan portfolio. At September 30, 2016, total delinquent loans as a percentage of total loans declined to 4.12 percent from 6.22 percent at December 31, 2015 and from 5.65 percent at September 30, 2015.  At September 30, 2016, repossessed assets totaled $2.5 million, compared to $2.1 million at December 31, 2015, and $3.2 million at September 30, 2015. If factors influencing the Consumer Finance segment result in higher net charge-off ratios in future periods, the Consumer Finance segment may need to recognize higher provisions for loan losses to increase the level of its allowance for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

Nonperforming Assets

Table 8 summarizes nonperforming assets at September 30, 2016 and December 31, 2015.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Loans, excluding purchased loans	$597,897	$525,283
Purchased performing loans[1]	56,343	67,022
Purchased credit impaired loans[1]	10,741	13,908
Total loans	$664,981	$606,213

Nonaccrual loans[2]	$4,085	$5,615
Purchased performing-nonaccrual loans[3]	187	542
Total nonaccrual loans	4,272	6,157
OREO[4]	499	942
Total nonperforming assets[5]	$4,771	$7,099

Accruing loans past due for 90 days or more[6]	$1,092	$761
Troubled debt restructurings (TDRs)[2]	$5,071	$5,080
Purchased performing TDRs[7]	$853	$264
Allowance for loan losses (ALL)	$11,078	$11,017
Nonperforming assets to total loans and OREO	0.72%	1.17%
ALL to total loans, excluding purchased credit impaired loans[8]	1.69	1.86
ALL to total nonaccrual loans	259.32	178.93

[1]

The loans acquired from CVB are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was (1) $729,000 at September 30, 2016 and $932,000 at December 31, 2015 for interest and (2) $2.5 million at September 30, 2016 and $3.0 million at December 31, 2015 for credit. The remaining discount for the purchased credit impaired loans was (1) $4.1 million at September 30, 2016 and $4.0 million at December 31, 2015 for interest and (2) $6.8 million at September 30, 2016 and $7.8 million at December 31, 2015 for credit.

[2]	Nonaccrual loans include nonaccrual TDRs of $1.9 million at September 30, 2016 and $2.5 million at December 31, 2015.
[3]	Purchased performing-nonaccrual loans are presented net of the remaining interest and credit marks totaling $137,000 at September 30, 2016 and $247,000 at December 31, 2015.
[4]	OREO is recorded at its estimated fair value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $276,000 as of September 30, 2016 and $172,000 as of December 31, 2015.
[7]	Purchased performing TDRs are accruing and are presented net of the remaining interest and credit marks totaling $12,000 at September 30, 2016 and $8,300 at December 31, 2015.
[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

Mortgage Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans	$41	$—
Total loans	$3,530	$3,493
ALL	$598	$598
Nonaccrual loans to total loans	1.16%	—%
ALL to loans	16.94	17.12

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans	$495	$830
Total loans	$304,157	$291,755
ALL	$25,394	$23,954
Nonaccrual consumer finance loans to total consumer finance loans	0.16%	0.28%
ALL to total consumer finance loans[1]	8.35	8.21

[1]

The Consumer Finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the allowance to total loans ratio by 17 basis points at September 30, 2016 and 32 basis points at December 31, 2015.

Nonperforming assets of the Retail Banking segment totaled $4.8 million at September 30, 2016, compared to $7.1 million at December 31, 2015, a 32.8 percent decrease during the first nine months of 2016. The Retail Banking segment's nonperforming assets included $4.3 million of nonaccrual loans at September 30, 2016, compared to $6.2 million at December 31, 2015, and $499,000 of OREO at September 30, 2016, compared to $942,000 at December 31, 2015. The decrease in nonaccrual loans was primarily due to loan payoffs and transfers to OREO, and the OREO decline was due to the sale of several OREO properties, coupled with a shorter holding period for properties transferred to OREO.  We believe we have provided adequate loan loss reserves based on our evaluations of the collectibiliy of loans, which considers trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect borrowers’ ability to repay and collateral values, overall portfolio quality and review of specific potential losses.

Nonaccrual loans at the Consumer Finance segment were $495,000 at September 30, 2016, compared to $830,000 at December 31, 2015. The ratio of the allowance for loan losses to total loans was 8.35 percent at September 30, 2016, compared to 8.21 percent at December 31, 2015, due to the increased provision for loan losses in the first nine months of 2016, which was a result of increased charge-offs and loan growth, the effects of which were mitigated by improved delinquencies on a seasonal basis and the purchase of loans with higher credit metrics.  Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.  Repossessed assets at September 30, 2016 were $2.5 million, compared to $2.1 million at December 31, 2015.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at September 30, 2016, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,560	$772	$2,656	$364	$3,465	$88
Commercial, financial and agricultural:
Commercial real estate lending	2,013	51	1,715	310	1,799	23
Commercial business lending	185	—	180	33	200	7
Equity lines	32	30	—	—	32	1
Consumer	520	—	520	78	521	8
Total	$6,310	$853	$5,071	$785	$6,017	$127

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2015, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,828	$173	$2,516	$360	$2,718	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,522	61	2,258	438	2,361	35
Commercial business lending	99	—	99	28	108	1
Equity lines	32	30	—	—	30	1
Consumer	207	—	207	23	208	7
Total	$5,688	$264	$5,080	$849	$5,425	$141

TDRs at September 30, 2016 and December 31, 2015 were as follows:

TABLE 10: Troubled Debt Restructurings

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Accruing TDRs	$4,020	$2,810
Nonaccrual TDRs[1]	1,904	2,534
Total TDRs[2]	$5,924	$5,344

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At September 30, 2016, the Corporation had total assets of $1.43 billion, which was an increase of $19.9 million since December 31, 2015. The increase resulted primarily from increases in loans held for sale of $22.7 million and loans held for investment of $69.7 million.  Offsetting these increases were decreases of $64.0 million in total cash and cash equivalents and $14.2 million in investment securities.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$185,451	20%	$186,763	21%
Real estate—construction [1]	33,283	3	7,759	1
Commercial, financial, and agricultural [2]	390,863	40	356,062	39
Equity lines	50,278	5	50,111	6
Consumer	8,636	1	9,011	1
Consumer finance	304,157	31	291,755	32
Total loans	972,668	100%	901,461	100%
Less allowance for loan losses	(37,070)		(35,569)
Total loans, net	$935,598		$865,892

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2016 and December 31, 2015, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$14,052	7%	$18,501	9%
Mortgage-backed securities	70,360	34	77,027	35
Obligations of states and political subdivisions	120,820	59	123,948	56
Total available for sale securities at fair value	$205,232	100%	$219,476	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at September 30, 2016 and December 31, 2015, see Part I, Item 1, "Financial Statements" under the heading "Note 2: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2016, deposits increased $15.5 million to $1.09 billion at September 30, 2016, compared to $1.07 billion at December 31, 2015. This increase resulted primarily from a $24.3 million increase in non-interest bearing demand deposits of individuals, corporations and municipalities and a $6.2 million increase in time deposits, primarily jumbo certificates of deposit resulting from promotions.  Partially offsetting these increases was a $15.0 million decrease in savings and interest-bearing demand deposits resulting primarily from the cyclical decline in municipal deposits.

The Corporation had $2.9 million in brokered money market deposits outstanding at both September 30, 2016 and December 31, 2015. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $167.2 million at September 30, 2016 from $177.3 million at December 31, 2015 as a result of the repayment of a significant portion of the borrowings used to purchase a consumer finance loan portfolio at the end of the second quarter of 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Obligations

As of September 30, 2016, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At September 30, 2016, the cash flow hedges had a fair value of ($603,000), which is recorded in other liabilities. The cash flow hedges were fully effective at September 30, 2016.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $50.5 million.  At September 30, 2016, the interest rate swaps had a net fair value of zero, with $815,000 recognized in other assets and $815,000 recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $207.4 million at September 30, 2016, compared to $277.3 million at December 31, 2015. During the first nine months of 2016, the Corporation deployed excess liquidity to fund loan growth.  The Corporation’s funding sources at September 30, 2016 are presented in Table 13.

TABLE 13: Funding Sources

	September 30, 2016
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	152,129	47,000	105,129
Borrowings from Federal Reserve Bank	14,774	—	14,774
Revolving line of credit	120,000	78,029	41,971
Total	$406,903	$130,029	$276,874

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Total Capital (to Risk-Weighted Assets)
Corporation	$157,725	13.9%	$90,713	8.0%	N/A	N/A
C&F Bank	157,656	13.9	90,760	8.0	$113,451	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	143,170	12.6	68,035	6.0	N/A	N/A
C&F Bank	143,141	12.6	68,070	6.0	90,760	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	118,452	10.5	51,026	4.5	N/A	N/A
C&F Bank	143,141	12.6	51,053	4.5	73,743	6.5
Tier 1 Capital (to Average Assets)
Corporation	143,170	10.3	55,374	4.0	N/A	N/A
C&F Bank	143,141	10.3	55,361	4.0	69,201	5.0

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Corporation	$150,102	15.0%	$80,216	8.0%	N/A	N/A
C&F Bank	150,711	15.0	80,560	8.0	$100,700	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	137,210	13.7	60,162	6.0	N/A	N/A
C&F Bank	137,815	13.7	60,420	6.0	80,560	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	112,633	11.2	45,121	4.5	N/A	N/A
C&F Bank	137,815	13.7	45,315	4.5	65,455	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	137,210	10.0	54,756	4.0	N/A	N/A
C&F Bank	137,815	10.1	54,792	4.0	68,491	5.0

Changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (the Basel III Final Rule) began applying to the Corporation and the Bank on January 1, 2015.  The regulatory risk-based capital amounts presented above for September 30, 2016 include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  The table above also reflects the minimum regulatory and certain prompt corrective action capital levels that began applying January 1, 2015.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 15: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%.  Accordingly, at September 30, 2016, the Corporation and the Bank were required to maintain a capital conservation buffer of 0.625%.  At September 30, 2016, the Corporation exceeded the total capital conservation buffer by 585 basis points, and the Bank exceeded the total capital conservation buffer by 583 basis points.  Also at September 30, 2016, the Corporation and the Bank exceeded the CET1 capital conservation buffer by 588 basis points and 749 basis points, respectively.

The Corporation's capital resources may be further affected by the Corporation's Repurchase Program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2016. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 2017. As of September 30, 2016, $5.0 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized the Repurchase Program for the Corporation’s outstanding common stock in May 2014, which initially expired in May 2015.  In both May 2015 and May 2016, the Corporation’s Board of Directors reauthorized the Repurchase Program to authorize repurchases of up to $5.0 million of the Corporation’s common stock through May 2016 and May 2017, respectively.  Repurchases under the Repurchase Program may be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  As of September 30, 2016, $5.0 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended September 30, 2016.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
July 1, 2016 - July 31, 2016	—	$—	—	$5,000
August 1, 2016 - August 31, 2016	—	—	—	5,000
September 1, 2016 - September 30, 2016[1]	330	42.88	—	5,000
Total	330	$42.88	—	$5,000

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

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

10.19.5	Fifth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 1, 2016

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

__________

*Indicates management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 7, 2016	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2016		/s/ Jason E. Long
Jason E. Long
Chief Financial Officer
(Principal Financial and Accounting Officer)