Form 10-K
period 2016-12-31
C & F FINANCIAL CORP
filed 2017-03-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 was $143,766,479.

There were 3,485,272 shares of common stock outstanding as of February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 18, 2017 are incorporated by reference in Part III of this report.

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

Retail Banking

We provide retail banking services through C&F Bank. C&F Bank provides retail banking services at its main office in West Point, Virginia, and 24 Virginia branches located one each in Cartersville, Chester, Cumberland, Hampton, Mechanicsville, Newport News, Norge, Powhatan, Providence Forge, Quinton, Saluda, Sandston, West Point and Yorktown, two in Williamsburg, four in Richmond and four in Midlothian. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking and debit and credit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2016, assets of the Retail Banking segment totaled $1.3 billion. For the year ended December 31, 2016, net income for this segment totaled $8.2 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 10 locations in Virginia, two in Maryland and two in North Carolina. The Virginia offices are located one each in Charlottesville, Chesapeake, Fishersville, Fredericksburg, Glen Allen, Harrisonburg, Lynchburg, Midlothian, Newport News and Williamsburg. The Maryland offices are located in Annapolis and Waldorf. The North Carolina offices are located in Gastonia and Moyock. C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Penny Mac Corporation; Wells Fargo Home Mortgage; the Virginia Housing Development Authority (VHDA); Franklin American Mortgage Company; and Freedom Mortgage Corporation. C&F Mortgage does not securitize loans. C&F Bank may also purchase mortgage loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. C&F Mortgage also has a division that provides certain mortgage loan origination functions to third parties and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan origination services for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2016, assets of the Mortgage Banking segment totaled $65.4 million. For the year ended December 31, 2016, net income for this segment totaled $1.7 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company providing automobile loans throughout Virginia and in portions of Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia, in Nashville, Tennessee and in Hunt Valley, Maryland. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. The typical borrowers on the retail installment sales contracts purchased have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2016, assets of the Consumer Finance segment totaled $306.0 million. For the year ended December 31, 2016, net income for this segment totaled $4.5 million.

Employees

At December 31, 2016, we employed 636 full-time equivalent employees. We consider relations with our employees to be excellent.

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

The banking business in Virginia, and in the Bank’s primary service area in the Hampton to Charlottesville corridor, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, to maximize efficiencies through economies of scale and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution, affect competition for deposits and loans. We compete by emphasizing customer service, establishing long-term customer relationships, building customer loyalty, and providing traditional and digital products and services to address the specific needs of our customers. We target individual and small-to-medium size business customers.

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

The competitive factors faced by C&F Mortgage continue to evolve because of regulatory reforms and initiatives, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Dodd-Frank Act affects many aspects of mortgage finance regulation, which has changed and may continue to result in changes to the competitive landscape in the future. The full effect of the regulatory reforms and initiatives associated with the Dodd-Frank Act, including as the result of on-going rulemaking processes, and the related compliance burden continues to evolve. The reforms to mortgage lending encompass broad new restrictions on lending practices and loan terms, amend price thresholds for certain lending segments, require new disclosure forms and procedures for all mortgages, and mandate stronger legal liabilities in connection with real estate finance. In addition, the Dodd-Frank Act authorizes the Consumer Financial Protection Bureau (the CFPB) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay, and allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the Dodd-Frank Act and CFPB regulations. While C&F Mortgage has kept pace with all aspects of the regulations issued pursuant to the Dodd-Frank Act and by the CFPB, such legislation and regulations and other regulatory initiatives could materially and adversely affect the manner in which it conducts its mortgage business, result in heightened federal regulation and oversight of its business activities, and result in increased costs and potential litigation associated with its business activities. Given the far-reaching effect of the Dodd-Frank Act and CFPB regulations on mortgage finance, compliance with the requirements of the Dodd-Frank Act and CFPB regulations may require substantial changes to mortgage lending systems and processes and other implementation efforts.  As an example of one such change, during 2015, C&F Mortgage implemented drastically new processes and systems in order to comply with the CFPB’s Integrated Mortgage Disclosure Rules Under the Real Estate Settlement Procedures Act and the Truth in Lending Act (TRID), which became effective October 2015.  TRID applies to most closed-end mortgage loans, which is the emphasis of C&F Mortgage’s activities.

To operate profitably in this competitive and regulatory environment, lenders must have a high level of operational and risk management skills and be able to attract and retain top mortgage origination talent. C&F Mortgage competes by attracting the top people in sales and operations in the industry, expanding into new markets that offer strategic growth opportunities, providing an infrastructure that manages regulatory changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

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

Over the past several years, a number of financial institutions and other lenders have increased focus on operations in the non-prime automobile finance markets resulting in intensified competition for loans and qualified personnel. In addition, certain competitors in the industry have (i) relaxed underwriting standards resulting in higher delinquencies and charge-offs for the industry and (ii) used loan pricing strategies resulting in lower loan yields.  To continue to operate profitably, lenders must have a high level of operational and risk management skills and access to competitive costs of funds.

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

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  These deductions from and adjustments to regulatory capital are being phased in from 2015 through 2018.

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2016, total base assessment rates for institutions that have been insured for at least five years  range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent – which requirement was met by rules adopted by the FDIC during 2016. On June 30, 2016, the designated reserve ratio rose to 1.17 percent, which triggered three major changes to deposit insurance assessments for the third quarter of 2016: (i) the range of initial assessment rates for all institutions declined from 5 to 35 basis points to 3 to 30 basis points (which are included in the total base assessment rates in the above paragraph); (ii) surcharges equal to an annual rate of 4.5 basis points began for insured depository institutions with total consolidated assets of $10 billion or more; and (iii) the revised assessment method described above was implemented.  The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. The FDIC has adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Regulation of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI) and its primary federal regulator, the FDIC. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the VBFI is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the financial condition, capital position and any asset concentrations (including commercial real estate loan concentrations) of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (CRA) and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

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

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2016, the Bank owned $3.3 million of FHLB stock.

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

The Bank’s mortgage origination activities are also subject to Regulation Z, which implements TILA. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Higher-priced qualified mortgages (e.g., sub-prime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Corporation’s Mortgage Banking segment predominately originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

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

Certain federal regulatory agencies, and in particular, the CFPB, the Federal Trade Commission, and the Federal Reserve Board, have recently become more active in investigating the products, services and operations of banks and other finance companies engaged in auto finance activities. These investigations have extended to banks that engage in indirect automobile lending, and the CFPB has released regulatory guidance that deems automobile lenders within the CFPB’s jurisdiction responsible for ECOA noncompliance even if such noncompliance is a result of dealer lending practices. As of January 1, 2017, the Corporation and C&F Finance are not subject to supervision by the CFPB.

Other Regulations

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2016, the Bank was considered “well capitalized.”

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.  The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and imposes additional record-keeping requirements.  The comment period for these proposed rules has closed and a final rule has not yet been published.

Confidentiality and Required Disclosures of Customer Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure. In 2016, the CFPB proposed rules that provide an exception to the requirement to deliver an annual privacy notice if a financial institution only provides nonpublic personal information to unaffiliated third parties under limited exceptions under the Gramm-Leach-Bliley Act and related regulations, and has not changed its policies and practices regarding disclosure of nonpublic personal financial information from those disclosed in the most recent privacy  notice provided to the customer.

The Corporation is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act added regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.

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

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). The Corporation believes that its financial condition and its operations are not and will not be significantly affected by the Volcker Rule or its implementing regulations.

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

ITEM 1A.RISK FACTORS

Risks Related to the Corporation’s Operations

Deterioration in the soundness of our counterparties or disruptions to credit markets could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. In addition, temporary disruptions in the credit and liquidity markets could restrict the flow of capital to credit markets and financial institutions, and future disruptions could restrict our ability to engage in routine funding transactions and adversely affect our liquidity. There is no assurance that the failure of our counterparties would not materially adversely affect the Corporation’s results of operations.

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  On December 14, 2016, the Federal Open Market Committee (FOMC) approved its second increase in a decade to the target range for the federal funds rate, which is the interest rate at which depository institutions lend reserve balances to other depository institutions overnight, to 0.50%-0.75%.  We believe this change demonstrated the FOMC’s increasing optimism about the U.S. economy and signaled interest rates would rise at a faster pace than previously projected.  The FOMC’s monetary policy remains accommodative after this increase, thereby supporting some further strengthening in labor markets and a return to two percent inflation.  Despite this 25 basis point increase in the federal funds rate, we are expecting continued pressure on our net interest margin due to continued low market rates and intense competition for loans and deposits from both local and national financial institutions.  In addition, a significant portion of C&F Finance’s funding is indexed to short-term interest rates and reprices as short-term interest rates change.  An upward movement in interest rates may result in an unfavorable pricing disparity between C&F Finance’s fixed rate loan portfolio and its adjustable-rate borrowings.  Continued pressure on our net interest margin could adversely affect our results of operations.

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

Adverse changes in economic conditions in our market areas or adverse conditions in an industry on which a local market in which we do business could adversely affect our results of operations and financial condition.

We provide full service banking and other financial services in the Hampton to Charlottesville corridor in Virginia. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends, such as the U.S. military and related defense contractors and industries, could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect our financial condition or business.

Our level of credit risk is higher due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2016, 39 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2016, 30 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

In addition, deterioration in economic conditions may also cause borrowers to default on their mortgages.  This may result in potential repurchase or indemnification liability to C&F Mortgage on residential mortgage loans originated and sold into the secondary market in the event of claims by investors of borrower misrepresentation, fraud, early-payment default, or underwriting error, as investors attempt to minimize their losses. We cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications, or that established reserves will be adequate, which could adversely affect the Corporation’s net income.

Our risk management framework may not be effective in mitigating risk and loss.

We maintain an enterprise risk management program that is designed to identify, quantify, monitor report and control the risks we face. These risks include, but are not limited to, interest rate, credit, liquidity, operational, reputation, legal, compliance, economic and litigation risk. Although we assess our risk management program on an ongoing basis and make identified improvements to it, we can give no assurance that this approach and risk management framework (including related controls) will effectively mitigate the risks listed above or limit losses that we may incur. If our risk management program has flaws or gaps, or if our risk management controls do not function effectively, our results of operations, financial condition or business may be adversely affected.

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

An increase in interest rates may reduce our mortgage revenues, which would negatively affect our noninterest income.

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

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for losses in our loan portfolio. Our allowance for loan losses at our Retail Banking segment is determined by analyzing numerous factors about the loan portfolio including historical loan losses for relevant periods of time, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses at this segment are qualitative considerations with respect to the effect of potential economic events, the outcome of which are uncertain.

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

The FDIC insures deposits at FDIC insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level.  Economic conditions since 2008 increased the rate of bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.  A depository institution’s deposit insurance assessment is calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits.  The Bank’s FDIC insurance premiums could increase in future periods if the Bank’s asset size increases, if the FDIC raises base assessment rates, or if the FDIC takes other actions to replenish the DIF.

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

For more information see, “Critical Accounting Policies – Loans Acquired in a Business Combination” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

Our business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. If our deposit levels fall, we could lose a relatively low cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, we will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. We may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities incluing subordinated notes as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

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

While most of our core data processing is conducted internally, certain key applications are outsourced to third party providers. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations and reputation.  Additionally, in recent years banking regulators have focused on the responsibilities of financial institutions to supervise vendors and other third-party service providers.  We may have to dedicate significant resources to manage risks and regulatory burdens presented by our relationship with vendors and third-party service providers, including our data processing and cybersecurity service providers.

Business counterparties, over which the Corporation may have limited or no control, may experience disruptions that could adversely affect the Corporation.

Multiple major U.S. retailers have experienced data systems incursions in recent years reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers.  Retailer incursions may affect debit cards issued and deposit accounts maintained by many banks, including C&F Bank.  Although the Corporation is not aware of any instance in which the Corporation’s or the Bank’s systems have been breached in a retailer incursion, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers.  In some cases, the Bank may be required to reimburse customers for the losses they incur.  Other possible points of intrusion or disruption not within the

Corporation’s nor the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (or “cloud”) service providers, electronic data security providers, telecommunications companies and smart phone manufacturers.

Our business is technology dependent and an inability to invest in technological improvements may adversely affect results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, which may require substantial capital expenditures to modify or adapt existing products and services. In addition to enhancing customer service, the effective use of technology increases efficiency and results in reduced costs, although a financial institution’s initial investment in a technology product or service may represent a significant incremental cost. Our future success will depend in part upon our ability to create synergies in our operations through the use of technology and to facilitate the ability of customers to engage in financial transactions in a manner that enhances the customer experience. We cannot assure that technological improvements will increase operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may cause the Corporation to lose market share or incur additional expense.

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

The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy, and we may not be able to effectively integrate these individuals into our operations. Our inability to identify, recruit and retain talented personnel to manage our operations effectively and in a timely manner could limit our growth, which could materially adversely affect our business.

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

Risks Related to the Regulation of the Corporation

Compliance with laws, regulations and supervisory guidance, both new and existing, may adversely affect our business, financial condition and results of operations.

We are subject to numerous laws, regulations and supervision from both federal and state agencies. During the past few years, there has been an increase in regulation of the financial services industry. We expect this increased level of oversight to continue. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities.

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

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, represents a sweeping overhaul of the financial services industry regulatory environment within the United States and implements significant changes in the financial regulatory landscape, including through regulations issued pursuant to the Dodd-Frank Act, that will affect all financial institutions, including the Corporation. The Dodd-Frank Act and regulations adopted pursuant and related thereto have increased and will likely continue to increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, have been given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations, some of which have not been finalized. Consequently, the complete effect of the Dodd-Frank Act will depend on the final implementing rules and regulations, and it remains too early to fully assess the complete effect of the Dodd-Frank Act and related regulatory rulemaking processes on our business, financial condition or results of operations.

The Dodd-Frank Act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which when considered in connection with the Basel III Final Rules and related regulatory capital rules could significantly limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

The Consumer Financial Protection Bureau may increase our regulatory compliance burden and could affect the consumer financial products and services that we offer.

Among the Dodd-Frank Act’s significant regulatory changes, the Dodd-Frank Act created a new financial consumer protection agency, the CFPB.  The CFPB is reshaping the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and best practices applied by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Corporation’s primary regulators. The total costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined in their entirety.  However, these costs, limitations and restrictions are producing, and may continue to produce, significant, material effects on our business, financial condition and results of operations.

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

Risks Related to the Corporation’s Common Stock

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

We rely on dividends from our subsidiaries for substantially all of our revenue

The Corporation is a bank holding company that conducts substantially all of its operations through the Bank and the Bank’s subsidiaries. As a result, the Corporation relies on dividends from the Bank for substantially all of its revenues. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Corporation, and the Corporation’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors. If the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service its outstanding borrowings and other debt, pay its other obligations or pay a cash dividend to the holders of the Corporation’s common stock, and the Corporation’s business, financial condition and results of operations may be materially adversely affected. Further, although the Corporation has historically paid cash dividends to holders of its common stock, holders of common stock are not entitled to receive dividends and regulatory or economic factors may cause the Corporation’s Board of Directors to consider, among other actions, the reduction of dividends paid on the Corporation’s common stock even if the Bank continues to pay dividends to the Corporation.

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

C&F Bank owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 85,000 square feet. Portions of the building were renovated in 2005, 2014, and 2016 in order to house C&F Bank’s operations center, which consists of C&F Bank’s loan, deposit and administrative functions and staff.

C&F Bank owns a building located at 1400 Alverser Drive in Midlothian, Virginia. The building provides space for a branch office of C&F Bank and for a C&F Mortgage branch office, as well as C&F Mortgage’s main administrative offices. This two-story building has 25,000 square feet and was constructed in 2001.

C&F Bank owns 23 other retail banking branch locations and leases one retail banking branch location and one regional commercial lending office in Virginia. Rental expense for leased locations totaled $214,000 for the year ended December 31, 2016.

C&F Mortgage’s Newport News loan production office is located on the second floor of C&F Bank’s Newport News branch building. In addition, C&F Mortgage has 14 loan production offices leased from nonaffiliates including 10 in Virginia, two in North Carolina, and two in Maryland. Rental expense for leased locations totaled $737,000 for the year ended December 31, 2016.

The Hampton office of C&F Finance is located on the second floor of C&F Bank’s Hampton branch building. C&F Finance has a lease agreement with an unrelated third party for approximately 17,000 square feet of office space in Richmond, Virginia, which is being used for C&F Finance’s headquarters and its loan and administrative functions and staff. C&F Finance has two leased offices, one each in Maryland and Tennessee. Rental expense for leased locations totaled $441,000 for the year ended December 31, 2016.

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

Larry G. Dillon (64) Chairman and Chief Executive Officer

Chairman and Chief Executive Officer of the Corporation and C&F Bank since December 2014; Chairman, President and Chief Executive Officer of the Corporation and C&F Bank from 1989 to December 2014; Chairman, President and Chief Executive Officer of CVBK and CVB from September 2013 through March 2014

Thomas F. Cherry (48) President and Secretary

Secretary of the Corporation and C&F Bank since 2002; Director of the Corporation and C&F Bank since April 2015; President of the Corporation and the Bank since April 2016; President and Chief Financial Officer of the Corporation and C&F Bank from December 2014 to March 2016; Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank from December 2004 to December 2014; Executive Vice President and Chief Financial Officer of CVBK and CVB from September 2013 through March 2014

Jason E. Long (38) Senior Vice President and Chief Financial Officer

Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank since March 2016; First Vice President of C&F Bank from October 2014 to March 2016; Various positions, most recently Principal from April 2013 through September 2014, at the accounting firm of Yount, Hyde & Barbour, P.C. since 2002 focusing on the financial services industry

John A. Seaman, III (59) Senior Vice President and Chief Credit Officer, C&F Bank	Senior Vice President and Chief Credit Officer of C&F Bank since October 2011 and of CVB from September 2013 through March 2014

Bryan E. McKernon (60) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995; Director of C&F Bank since 1998

S. Dustin Crone (48) President, C&F Finance	President of C&F Finance since 2010

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 28, 2017, there were approximately 2,200 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $47.50.  Following are

the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were declared quarterly in 2016 and 2015.

	2016			2015
Quarter	High	Low	Dividends	High	Low	Dividends
First	$41.05	$37.02	$0.32	$39.75	$34.05	$0.30
Second	46.28	37.64	0.32	37.92	33.76	0.30
Third	47.00	40.22	0.32	38.00	33.20	0.30
Fourth	53.40	40.01	0.33	39.77	35.02	0.32

Payment of dividends is at the discretion of the Corporation’s Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1, “Business,” under the heading “Limits on Dividends.”

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) in May 2014, which initially expired in May 2015. In both May 2015 and May 2016, the Corporation’s Board of Directors reauthorized the Repurchase Program to authorize repurchases of up to $5.0 million of the Corporation’s common stock through May 2016 and May 2017, respectively.  Repurchases under the Repurchase Program may be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Exchange Act) and/or Rule 10b-18 of the Exchange Act.  As of December 31, 2016, $5.0 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2016.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
October 1, 2016 - October 31, 2016	—	$—	—	$5,000
November 1, 2016 - November 30, 2016	—	—	—	5,000
December 1, 2016 - December 31, 2016[1]	5,179	50.00	—	5,000
Total	5,179	$50.00	—	$5,000

[1]

These shares were withheld to satisfy tax withholding obligations arising upon the vesting of restricted shares.  Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Repurchase Program.

ITEM 6.          SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except share and per share amounts)	2016	2015	2014	2013	2012
Selected Year-End Balances:
Total assets	$1,451,992	$1,405,076	$1,338,187	$1,312,536	$977,215
Total shareholders’ equity	139,214	131,059	123,610	113,180	102,394
Loans (net)	960,162	865,892	800,198	785,532	640,283
Total deposits	1,119,921	1,073,633	1,026,101	1,008,292	686,184
Summary of Operations:
Interest income	$89,439	$87,049	$86,495	$80,212	$76,964
Interest expense	8,968	8,694	8,525	8,623	10,111
Net interest income	80,471	78,355	77,970	71,589	66,853
Provision for loan losses	18,040	15,512	16,330	15,085	12,405
Net interest income after provision for loan losses	62,431	62,843	61,640	56,504	54,448
Noninterest income	25,627	20,714	19,405	21,668	20,622
Noninterest expenses	70,140	66,174	63,557	56,599	51,042
Income before taxes	17,918	17,383	17,488	21,573	24,028
Income tax expense	4,459	4,853	5,144	7,129	7,646
Net income	13,459	12,530	12,344	14,444	16,382
Effective dividends on preferred stock	—	—	—	—	311
Net income available to common shareholders	$13,459	$12,530	$12,344	$14,444	$16,071
Per share:
Earnings per common share—basic	$3.90	$3.68	$3.63	$4.37	$5.00
Earnings per common share—assuming dilution	3.89	3.68	3.59	4.19	4.86
Dividends per common share	1.29	1.22	1.19	1.16	1.08
Weighted average number of shares—assuming dilution	3,455,883	3,401,834	3,436,278	3,443,982	3,305,902
Significant Ratios:
Return on average assets	0.96%	0.92%	0.93%	1.35%	1.71%
Return on average common equity	9.90	9.87	10.32	13.39	17.05
Dividend payout ratio – common shares	33.08	33.20	32.80	26.61	21.60
Average common equity to average assets	9.65	9.29	9.02	10.07	10.03

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives including personnel additions, expansion into new markets and the utilization of scorecard models, capital levels, the effect of future market and industry trends including competitive trends in the nonprime consumer finance markets, the Corporation’s and each business segment’s loan portfolio and business prospects related to each segment’s loan portfolio, asset quality and adequacy of the allowances for loan losses and level of future charge-offs, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of CVBK, adequacy of the allowance for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future changes in interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve Board including changes to the federal funds target rate, capital requirements, growth strategy, hedging strategy and financial and other goals and the effect of the inclusion of the Corporation’s stock in the Russell 2000® Index. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate, including regulatory initiatives with respect to financial institutions, products and services in accordance with the Dodd Frank Act, the CFPB and the regulatory and enforcement activities of the CFPB, and the application of the Basel III capital standards to the Corporation and the Bank

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets

•	demand for financial services in the Corporation’s market area

•	the Corporation's expansion and technology initiatives

•	reliance on third parties for key services

•	accounting principles, policies and guidelines and elections made by the Corporation thereunder

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  For more information, see the section titled “Asset Quality” within Item 7.

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser of a loan (investor) sold by C&F Mortgage incurs a validated indemnified loss due to borrower misrepresentation, fraud, early default, or underwriting error. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from valid indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, historical experience, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (TDRs) are also considered impaired loans, even when the loan balance is less than $500,000. A TDR occurs when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. For more information see the section titled “Asset Quality” within Item 7.

Loans Acquired in a Business Combination: Loans acquired in the acquisition of CVBK and its subsidiary CVB were segregated between (i) purchased credit-impaired (PCI) loans and (ii) purchased performing loans and were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference,” is not recorded and is available to absorb future credit losses on those loans.  Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable” yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

The Corporation accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount.  The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. Because there is no allowance for loan losses established at the acquisition date, a provision for loan losses may be required in future periods for any deterioration in these loans subsequent to the acquisition.

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

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisition of CVBK in October 2013 and C&F Bank's acquisition of C&F Finance Company in September 2002. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In assessing the recoverability of the Corporation’s goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. If an impairment test is performed, we will prepare a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

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

Derivative Financial Instruments:  The Corporation uses derivatives primarily to manage risk associated with changing interest rates and to assist customers with their risk management objectives. The Corporation’s derivative financial instruments may include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and related forward sales commitments, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges of the Corporation’s trust preferred capital notes. The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet.  Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are classified as free standing derivatives, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported in the income statement. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

Income Taxes: Determining the Corporation’s effective tax rate requires judgment. The Corporation’s net deferred tax asset is determined annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, there may be transactions and calculations for which the ultimate tax outcomes are uncertain and the Corporation’s tax returns are subject to audit by various tax authorities. Although we believe that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

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

Financial Performance Measures

Net income for the Corporation was $13.5 million in 2016, or $3.89 per common share assuming dilution, compared with net income of $12.5 million in 2015, or $3.68 per common share assuming dilution. The change in financial results for 2016, as compared to 2015, was attributable to increases in earnings at the Retail Banking and Mortgage Banking segments, offset in part by decreases in earnings at the Consumer Finance segment and the Bank’s wealth management subsidiary. See “Principal Business Activities” below for additional discussion.

The Corporation’s ROE and ROA were 9.90 percent and 0.96 percent, respectively, for the year ended December 31, 2016, compared to 9.87 percent and 0.92 percent, respectively, for the year ended December 31, 2015.  The  increase in  these ratios during 2016 resulted primarily from earnings growth, which outpaced the growth in average equity and average assets.  Average equity increased due to internal capital growth and average assets increased primarily due to the 10.0 percent increase in average loans.

2017 Outlook

Management believes the Corporation’s financial performance in 2017 will be affected by (i) lower accretion income related to the fair value accounting adjustments for the CVBK acquisition, partially offset by an increase in interest income from growth in average loans outstanding, (ii) an uncertain interest rate environment and potential fluctuations in interest rates that may depress loan production levels in the Mortgage Banking segment, and (iii) continued elevated charge-off levels and competition in the Consumer Finance segment. The following additional factors could influence the Corporation’s financial performance in 2017:

•

Retail Banking: Growth in higher-yielding earning assets, specifically loans, will be our primary focus at the Bank during 2017. With commercial and small business lending teams already in our targeted markets in Charlottesville, Hampton, Newport News, Richmond and Williamsburg, Virginia and the continued resurgence in the real estate development and construction sectors in our markets, we expect to continue to grow our loan portfolio during 2017.  However, the general economic trends in the Bank’s markets and the current low interest rate environment have contributed to increased competition and lower yields on both the loan and investment portfolios. It will be challenging to maintain the Retail Banking segment’s net interest margin at its current level as the net accretion of the fair value accounting adjustments recorded in connection with the CVB acquisition decline and as the recent increase in the federal funds rate provides stimulus for higher-costing deposits.  Also in 2017, we will continue to focus on our digital strategy because online and mobile access are quickly becoming the primary means of banking for many businesses and individuals, and we believe our digital strategy commitment is critical to remaining competitive within the financial services industry.

•

Mortgage Banking: C&F Mortgage generates significant noninterest income from the sale of residential loan products into the secondary market. Although earnings increased at the Mortgage Banking segment in 2016, compared to 2015, increasing future profitability at the current origination levels will be challenging due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.  While our goal is to increase origination volume through internal growth in existing markets and through strategic initiatives, such as our recent expansion into Chesapeake, Virginia and Moyock, North Carolina, our ability to maintain a level of loan production in 2017 sufficient to sustain profitability will be dependent on market factors beyond our control, such as the interest rate environment and changes in interest rates, housing starts and loan demand. If mortgage interest rates continue to rise during 2017, C&F Mortgage may experience a lower loan demand, particularly for mortgage refinancings, which could negatively affect earnings of the Mortgage Banking segment in 2017. In addition, during 2017 C&F Mortgage anticipates it will continue to (i) compete to retain and attract qualified loan officers, (ii) incur costs associated with updating and enhancing our compliance management system and processes for originating residential loans to mitigate compliance and regulatory risks, as well as improving the quality of our loan origination process and (iii) utilize systems to their fullest capacity in order to realize efficiencies overall in our mortgage banking processes and to create opportunities for revenue generation.

•

Consumer Finance: C&F Finance provides automobile financing through programs that are designed to serve customers in the non-prime market. As has been the case for the last several years, competition in the non-prime automobile loan business remains aggressive, resulting in lower interest rates and in many cases, less restrictive underwriting standards by several of our competitors. As a result, organic loan growth was difficult during 2016, and we expect organic loan growth  to be equally as challenging in 2017.  However, C&F Finance implemented strategic initiatives in 2016 to mitigate the effects of aggressive competition.  During 2016, C&F Finance implemented a scorecard model that improved underwriting and pricing efficiencies and contributed to loan growth.  We expect this model, along with personnel additions in certain major markets, will lead to loan growth in 2017.  Further, we believe our scorecard model, which results in the purchase of loans with higher credit metrics, should help reduce future charge-offs at C&F Finance.  However, we believe it will be challenging to maintain the Consumer Finance segment’s net interest margin at its current level as competition in the non-prime market causes yields to decline and the recent increase in the federal funds rate triggers higher-costing variable-rate borrowings. During 2017, we expect to continue investing in technology at C&F Finance in order to capture more business, improve efficiencies, and manage the rigorous regulatory burdens and evolving compliance issues in the indirect auto lending industry.

Principal Business Activities

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The Retail Banking segment reported net income of $8.2 million for the year ended December 31, 2016, compared to net income of $5.6 million for the year ended December 31, 2015. Net income for 2016 was positively influenced by (1) the effect of loan growth on interest income, as average loans at the Retail Banking segment increased $72.9 million or 12.6 percent during 2016 over 2015, (2) an increase in non-interest income due to fees collected on loans closed under a new loan interest rate swap program initiated in 2016, (3) an increase in debit card interchange income, and (4) a lower cost of borrowings resulting from the maturity and restructuring of the Bank’s higher-rate FHLB advances. Also contributing to the increase in earnings during 2016 were one-time revenue items in the second quarter of 2016 associated with a contract amendment for one of the Bank’s debit card programs ($237,000 after tax), the Bank’s bank-owned life insurance program ($493,000 after tax) and a gain on the sale of a Bank-owned property ($92,000 after tax).  Partially offsetting these positive factors were (1) a decline in the yield on the investment portfolio due to replacing matured and called securities with lower-yielding securities, (2) a decline in the yield on loans due to the effects of the low interest rate and competitive loan environment, and (3) higher operating expenses associated with strengthening C&F Bank’s technology infrastructure, growing its commercial lending teams, expanding its product offerings and promoting brand awareness.

The results for both 2016 and 2015 for the Retail Banking segment have been affected by the fair value accounting adjustments recorded in connection with the 2013 acquisition of CVB. These adjustments resulted from marking assets and liabilities acquired from CVB to their fair values as of the acquisition date. As a result, yields on loans and investments acquired from CVB increased and the cost of certificates of deposit decreased, the benefits of which were partially offset by the (1) amortization of the core deposit intangible and (2) higher depreciation expense associated with the buildings acquired in the CVB merger. The aggregate net accretion attributable to these fair value accounting adjustments was $1.2 million, net of taxes for the year ended December 31, 2016, compared to $1.3 million, net of taxes for the year ended December 31, 2015.

The Retail Banking segment’s nonperforming assets were $4.4 million at December 31, 2016, compared to $7.1 million at December 31, 2015. Nonperforming assets at December 31, 2016 included $4.2 million in nonaccrual loans, compared to $6.2 million at December 31, 2015, and $195,000 in OREO, compared to $942,000 at December 31, 2015. The decrease in nonaccrual loans during 2016 was primarily due to loan payoffs and transfers to OREO.  The OREO decrease during 2016 was primarily due to the sale of several OREO properties and a shorter holding period for properties transferred to OREO during 2016.  Management believes the current level of the allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality, review of specific criticized loans and other factors analyzed by management. If loan concentrations within the Bank’s loan portfolio result in higher credit risk or if economic conditions decline, a higher loan loss allowance may be warranted in future periods, which may require a provision for loan losses.

Mortgage Banking: The Mortgage Banking segment reported net income of $1.7 million for the year ended December 31, 2016, compared to $677,000 for the year ended December 31, 2015. The improvement in net income of the Mortgage Banking segment for 2016 resulted from an increase in the volume of mortgage loans originated and sold during 2016, compared to 2015. Loan volume increased due to successful strategic initiatives and benefited from favorable housing markets for both resale and new construction, as well as favorable interest rates. The higher loan volume resulted in higher gains on sales of loans and higher ancillary loan origination fees. These revenue increases were partially offset by higher employee compensation and loan production expenses, as well as costs associated with the mortgage banking segment’s expansion into Chesapeake, Virginia and the Outer Banks of North Carolina, which began in the fourth quarter of 2016. Loan origination volume for the year ended December 31, 2016 increased to $674.3 million from $549.3 million for the year ended December 31, 2015. The amount of loan originations during 2016 for refinancings and home purchases were $152.7 million and $521.6 million, respectively, compared to $104.4 million and $444.9 million, respectively, during 2015.

Consumer Finance: The Consumer Finance segment reported net income of $4.5 million for the year ended December 31, 2016, compared to $7.2 million for the year ended December 31, 2015. The decline in net income for 2016, compared to 2015, was principally due to an increase in the provision for loan losses from $15.5 million in 2015 to $18.0 million in 2016 because of higher net charge-offs, as discussed below, and loan growth. Partially offsetting the effect of the higher provision for loan losses was the effect on net interest income of the $13.7 million increase in average loans during 2016, as compared to 2015. The increase in average loans was attributable to the purchase of a consumer finance loan portfolio at the end of the second quarter of 2015, along with organic loan growth during 2016. C&F Finance has implemented a scorecard model that is providing underwriting efficiencies and generating more competitive pricing, which, along with personnel additions in certain major markets, led to an increase in loan originations during 2016.

The results of the Consumer Finance segment included an increase of $2.6 million in the provision for loan losses from 2015 to 2016. The net charge-off ratio for 2016 was 5.59 percent, compared to 5.50 percent for 2015. Loans charged off increased during 2016 because of economic and competitive factors affecting non-prime consumer finance customers. The allowance for loan losses to total loans increased to 8.40 percent at December 31, 2016, compared to 8.21 percent at December 31, 2015. Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio. If factors influencing the consumer finance segment result in a higher net charge-off ratio in the future, C&F Finance Company may need to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Other and Eliminations: The other segment, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported an aggregate net loss of $975,000 for the year ended December 31, 2016, compared to a net loss of $955,000 for the year ended December 31, 2015. The higher loss during 2016 was due to lower earnings at the Corporation’s wealth management subsidiary due to stock market volatility during 2016, as well as costs associated with the wealth management subsidiary’s addition of a new wealth management group in Williamsburg, Virginia. We expect the addition of this wealth management group will increase revenue in future periods. Other segments also included a $229,000 and $163,000 tax benefit during the year and the fourth quarter of 2016, respectively, associated with the adoption of a new accounting standard.

Capital Management

Total shareholders’ equity was $139.2 million at December 31, 2016, compared to $131.1 million at December 31, 2015.  Capital growth resulted from earnings for the year ended December 31, 2016 and stock option exercises, offset in part by dividends during the year.

The Corporation’s Board of Directors continued its policy of paying dividends in 2016. For the year ended December 31, 2016, the Corporation declared dividends of $1.29 per share, which was a six percent increase over dividends of $1.22 per share declared in 2015.  The dividend payout ratio was 33.1 percent of basic earnings per share for the year ended December 31, 2016, compared to 33.2 percent in 2015. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, capital levels, expected future earnings, and regulatory capital requirements.

During the second quarter of 2016, the Corporation’s Board of Directors reauthorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5.0 million of the Corporation’s common stock through May 2017.  As of December 31, 2016, the Corporation had not used any of this authority and remained authorized to purchase up to $5.0 million of the Corporation’s common stock under the Repurchase Program.

During the second quarter of 2016, the Corporation qualified for inclusion in the Russell 2000® Index, which serves as a benchmark for small-cap stocks in the United States.  Management believes that inclusion in the Russell 2000® has the potential to raise the Corporation’s profile and generate greater interest in the Corporation’s stock at an institutional investor level.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31, 2016, 2015 and 2014. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 24 basis points to the yield on loans and 17 basis points to the yield on interest earning assets and net interest margin for the year ended December 31, 2016 compared to approximately 25 basis points to the yield on loans and 18 basis points to both  the yield on interest earning assets and the net interest margin for the year ended December 31, 2015 and approximately 32 basis points to the yield on loans, 22 basis points to the yield on interest earning assets and 23 basis points to the net interest margin for the year ended December 31, 2014.    Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2016			2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$99,564	$2,237	2.25%	$99,611	$2,422	2.43%	$96,286	$2,493	2.59%
Tax-exempt	109,979	5,670	5.16	116,414	6,305	5.42	118,221	6,693	5.66
Total securities	209,543	7,907	3.77	216,025	8,727	4.04	214,507	9,186	4.28
Total loans	994,808	83,036	8.35	905,616	80,177	8.85	854,948	79,246	9.27
Interest-bearing deposits in other banks	105,293	509	0.48	146,622	364	0.25	157,205	378	0.24
Total earning assets	1,309,644	91,452	6.98	1,268,263	89,268	7.04	1,226,660	88,810	7.24
Allowance for loan losses	(36,192)			(35,349)			(35,090)
Total non-earning assets	135,615			133,030			132,785
Total assets	$1,409,067			$1,365,944			$1,324,355

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$211,441	$425	0.20%	$203,614	$448	0.22%	$186,548	$439	0.24%
Money market deposit accounts	213,793	571	0.27	204,597	563	0.28	181,530	493	0.27
Savings accounts	102,899	82	0.08	99,585	79	0.08	97,643	83	0.09
Certificates of deposit, $100 or more	142,115	1,496	1.04	139,878	1,282	0.92	139,502	1,299	0.93
Other certificates of deposit	198,061	1,818	0.91	209,909	1,822	0.87	241,231	1,766	0.73
Total time and savings deposits	868,309	4,392	0.50	857,583	4,194	0.49	846,454	4,080	0.48
Borrowings	170,490	4,576	2.68	173,187	4,500	2.60	170,101	4,445	2.61
Total interest-bearing liabilities	1,038,799	8,968	0.86	1,030,770	8,694	0.84	1,016,555	8,525	0.84
Demand deposits	210,520			185,774			166,928
Other liabilities	23,842			22,491			21,261
Total liabilities	1,273,161			1,239,035			1,204,744
Shareholders’ equity	135,906			126,909			119,611
Total liabilities and shareholders’ equity	$1,409,067			$1,365,944			$1,324,355
Net interest income		$82,484			$80,574			$80,285
Interest rate spread			6.12%			6.20%			6.40%
Interest expense to average earning assets			0.68%			0.69%			0.69%
Net interest margin			6.30%			6.35%			6.55%

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

TABLE 2: Rate-Volume Recap

	2016 from 2015			2015 from 2014
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans	$(4,731)	$7,590	$2,859	$(3,646)	$4,577	$931
Securities:
Taxable	(184)	(1)	(185)	(155)	84	(71)
Tax-exempt	(298)	(337)	(635)	(287)	(101)	(388)
Interest-bearing deposits in other banks	270	(125)	145	12	(26)	(14)
Total interest income	(4,943)	7,127	2,184	(4,076)	4,534	458
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(40)	17	(23)	(30)	39	9
Money market deposit accounts	(22)	30	8	7	63	70
Savings accounts	—	3	3	(6)	2	(4)
Certificates of deposit, $100 or more	191	23	214	(20)	3	(17)
Other certificates of deposit	91	(95)	(4)	303	(247)	56
Total time and savings deposits	220	(22)	198	254	(140)	114
Borrowings	146	(70)	76	(25)	80	55
Total interest expense	366	(92)	274	229	(60)	169
Change in net interest income	$(5,309)	$7,219	$1,910	$(4,305)	$4,594	$289

2016 Compared to 2015

Net interest income, on a taxable-equivalent basis, for 2016 increased to $82.5 million, compared to $80.6 million for 2015. The increase in net interest income for 2016, compared to 2015, was a result of an increase in average earning assets, offset in part by a decrease in net interest margin. The net interest margin for 2016 decreased five basis points to 6.30 percent, compared to 6.35 percent for 2015. The decrease resulted from a decline in the yield on interest-earning assets of six basis points, which was primarily attributable to decreases in the yields on the loan and investment securities portfolios, which was somewhat offset by a shift in the composition of earning assets as growth in the higher-yielding loan portfolio was funded in part by a decline in lower-yielding deposits in other banks. While the cost of interest-bearing liabilities in 2016 increased two basis points, deposits continued to shift from higher-cost term deposits to lower-cost non-term deposits, as described below.

Average loans, which includes both loans held for investment and loans held for sale, increased $89.2 million to $994.8 million for the year ended December 31, 2016, compared to 2015. Average loans held for sale increased $2.6 million, or 6.2 percent, during 2016, compared to 2015, due to a 22.8 percent increase in loan originations at the Mortgage Banking segment from 2015 to 2016 and fluctuations in the holding period between mortgage loan origination and sales to third-party investors.  Average loans held for investment for the Retail Banking segment increased $72.9 million, or 12.6 percent, during 2016 because of growth in the commercial real estate, real estate mortgage and real estate construction segments of the loan portfolio, which was driven by investing in experienced commercial lending personnel over the past several years and the continued strong loan demand in the real estate development and construction sectors in our markets. Average loans held for investment at the Consumer Finance segment increased $13.7 million, or 4.8 percent, during 2016 because of the purchase of a consumer finance loan portfolio at the end the second quarter of 2015, along with organic loan growth during 2016.

The overall yield on average loans decreased 50 basis points to 8.35 percent during 2016, compared to 2015. The decrease in the average loan yield was due to (1) loan growth at the Retail Banking and Mortgage Banking segments, which have lower average yields, outpacing growth in higher-yielding loans at the Consumer Finance segment and (2) the decline in the average yield on loans at the Retail Banking and Consumer Finance segments. The Bank’s average yields have declined due to the effects of the low interest rate and competitive environment on new originations and renewals. In addition, the yield on loans at the Retail Banking segment included the net accretion attributable to the acquisition accounting adjustments recorded in connection with the 2013 acquisition of CVB. The accretion contributed approximately 24 basis points to the yield on loans and 17 basis points to the yield on interest earning assets and net interest margin for 2016, compared to approximately 25 basis points to the yield on loans and 18 basis points to the yield on interest earning assets and net interest margin for 2015. The Consumer Finance segment’s yield has been negatively affected by the continued competitive pressure during 2016 on loan pricing strategies and a strategic decision to purchase loans with higher credit quality metrics, but lower yields.

Average securities available for sale decreased $6.5 million during 2016, compared to 2015, because securities maturities, sales and calls outpaced purchases of investment securities. The average yield on the securities portfolio decreased due to the (1) purchase of lower-yielding shorter-term securities to replace maturities and calls of longer-term, higher yielding securities and (2) the current interest rate environment. The Corporation continued its strategy of investing in lower-yielding, shorter-term securities, including mortgage-backed securities, to limit exposure to a potential future rising interest rate environment by limiting the security portfolio’s duration.

Average interest-bearing deposits in other banks, consisting primarily of excess reserves maintained at the Federal Reserve Bank, decreased $41.3 million during 2016, compared to 2015, because the Corporation used these funds to partially fund loan growth during 2016. The average yield on these overnight funds increased 23 basis points during 2016 because of the Federal Reserve Bank’s increase in the interest rate on excess reserve balances from 0.25 percent to 0.50 percent in December 2015. In December 2016, the Federal Reserve Bank once again raised the interest rate from 0.50 percent to 0.75 percent, which had a minimal effect on average yields during 2016.

Average interest-bearing time and savings deposits and average demand deposits increased $10.7 million and $24.7 million, respectively, during 2016, compared to 2015. The average cost of interest-bearing deposits increased one basis point during 2016. The increase in the cost of jumbo certificates of deposit during 2016, compared to 2015, was due to the accretion in 2015 of the CVB fair value accounting adjustment, which lowered the cost of jumbo certificates of deposit during that year. This acquisition adjustment was fully accreted in the second quarter of 2015 and had no effect on the average cost of interest-bearing deposits during 2016. However, the average cost of interest-bearing deposits during 2016 benefited from a shift in composition from time deposits to non-term savings, money market and interest-bearing demand deposits, which pay lower interest rates.

Average borrowings decreased $2.7 million for the year ended December 31, 2016, compared to 2015. The decrease resulted from the repayment during 2016 of the borrowings used to purchase a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings increased eight basis points during 2016, compared to 2015, because of increases in one-month LIBOR to which variable-rate borrowing at the Consumer Finance segment is indexed, which was offset in part by a lower cost of borrowings at the Bank resulting from the maturity and restructuring of higher-rate FHLB advances.

It will be challenging to maintain the Retail Banking segment’s net interest margin at its current level, even with anticipated loan growth during 2017, because the current low interest rate environment has contributed to lower yields on both the loan and investment portfolios. In addition, the recent increase in the federal funds rate may provide stimulus for higher-costing deposits, which reprice faster than loans and investments when interest rates rise. The net interest margin at the Consumer Finance segment will be most affected by continued market competition and lower yields on higher-quality loans and the recent increase in the federal funds rate triggering higher-costing variable-rate borrowings.

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

Average interest-bearing time and savings deposits increased $11.1 million for the year ended December 31, 2015, compared to the same period in 2014. The average cost of interest-bearing deposits increased 1 basis point during 2015. The average cost of interest-bearing deposits benefited from the shift in deposit composition from time deposits to non-term savings, money market and interest-bearing demand deposits, which pay lower interest rates.  However, the rate on other certificates of deposit increased 14 basis points in 2015 over 2014 primarily due to only a partial year of CVB purchase accretion during 2015. The fair value adjustment on the CVB certificates of deposit was fully accreted during the second quarter of 2015. Time deposit accretion related to the accounting adjustment to the CVB time deposits reduced cost by 4 basis points 2015, compared to 13 basis points in 2014.

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

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$8,120	$—	$—	$8,120
Service charges on deposit accounts	4,262	—	—	—	4,262
Other service charges and fees	5,139	3,404	10	—	8,553
Net gains on calls and sales of available for sale securities	52	—	—	—	52
Investment services income	—	—	—	1,165	1,165
BOLI income	828	—	99	—	927
Swap fee income	418	—	—	—	418
Other income	701	509	812	108	2,130
Total noninterest income	$11,400	$12,033	$921	$1,273	$25,627

	Year Ended December 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$6,336	$—	$—	$6,336
Service charges on deposit accounts	4,322	—	—	—	4,322
Other service charges and fees	4,176	2,597	14	—	6,787
Net gains on calls and sales of available for sale securities	29	—	—	—	29
Investment services income	—	—	—	1,481	1,481
BOLI income	345	—	109	—	454
Swap fee income	—	—	—	—	—
Other income	211	24	972	98	1,305
Total noninterest income	$9,083	$8,957	$1,095	$1,579	$20,714

	Year Ended December 31, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$5,086	$—	$—	$5,086
Service charges on deposit accounts	4,468	—	—	—	4,468
Other service charges and fees	3,901	2,314	14	17	6,246
Net gains on calls of available for sale securities	29	—	—	—	29
BOLI income	388	—	109	—	497
Swap fee income	—	—	—	—	—
Investment services income	—	—	—	1,229	1,229
Other income	384	250	1,104	112	1,850
Total noninterest income	$9,170	$7,650	$1,227	$1,358	$19,405

2016 Compared to 2015

Total noninterest income increased $4.9 million, or 23.7 percent, for the year ended December 31, 2016, compared to the same period in 2015. The increase in total noninterest income for 2016 was attributable to (1) a higher volume of loans originated and sold during 2016 at the Mortgage Banking segment, which resulted in higher gains on sales of loans and ancillary loan origination fees, (2) higher debit card interchange income at the Retail Banking segment, and (3) swap fee income at the Retail Banking segment related to the new interest rate swap program initiated in 2016.  Also contributing to the increase in noninterest income during 2016 were one-time revenue items at the Retail Banking segment in the second quarter of 2016 associated with a contract amendment for one of the Bank’s debit card programs ($237,000 after tax), the Bank’s BOLI program ($493,000 after tax) and a gain on the sale of a Bank-owned property ($92,000 after tax). Other income for both the Retail Banking and Mortgage Banking segments increased due to the inclusion of net unrealized appreciation in noninterest income related to the non-qualified deferred compensation plan during 2016, compared to net depreciation recognized in noninterest expense during 2015. These increases were partially offset by (1) declines in overdraft fees at the Retail Banking segment, (2) lower loan servicing fees at the Consumer Finance segment and (3) lower investment services income at the Corporation’s wealth management subsidiary due to stock market volatility during 2016.

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

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$24,613	$5,664	$10,102	$1,546	$41,925
Occupancy expense	6,916	1,820	907	17	9,660
Other expenses:
OREO expenses	158	—	—	—	158
Provision for indemnification losses	—	290	—	—	290
Other expenses	10,359	2,705	4,530	513	18,107
Total noninterest expense	$42,046	$10,479	$15,539	$2,076	$70,140

	Year Ended December 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$23,185	$4,594	$9,758	$1,389	$38,926
Occupancy expense	6,255	1,850	713	10	8,828
Other expenses:
OREO expenses	71	—	—	—	71
Provision for indemnification losses	—	274	—	—	274
Other expenses	10,829	2,439	4,257	550	18,075
Total noninterest expense	$40,340	$9,157	$14,728	$1,949	$66,174

	Year Ended December 31, 2014
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$22,944	$3,568	$8,962	$836	$36,310
Occupancy expense	6,250	1,832	717	7	8,806
Other expenses:
OREO expenses	6	—	—	—	6
Provision for indemnification losses	—	240	—	—	240
Other expenses	11,302	2,370	4,022	501	18,195
Total noninterest expense	$40,502	$8,010	$13,701	$1,344	$63,557

2016 Compared to 2015

Total noninterest expenses increased $4.0 million, or 6.0 percent, for the year ended December 31, 2016, compared to the same period in 2015. The increase in total noninterest expenses for 2016 resulted primarily from higher personnel costs during 2016  (1) at C&F Bank because of increased staff levels and support positions associated with personnel dedicated to growing C&F Bank's commercial and small business loan portfolios, including its expansion into Charlottesville, Virginia in June 2016, (2) at C&F Mortgage because of higher loan production and the Mortgage Banking segment’s expansion into Chesapeake, Virginia and Moyock, North Carolina, which began in the fourth quarter of 2016, (3) at C&F Finance because of personnel additions in certain major markets, competition for qualified personnel and staffing increases for compliance and asset quality processes, and (4) at the Corporation’s wealth management subsidiary because of its expansion initiatives in Williamsburg and Newport News, Virginia beginning in the fourth quarter of 2016. Noninterest expense also increased because of operating expenses associated with (1) strengthening the Bank’s technology infrastructure and expanding its product offerings and promoting brand awareness, (2) updating and enhancing C&F Mortgage’s compliance management system and processes for originating residential loans and improving the quality of its loan origination process and (3) investing in technology at C&F Finance to improve efficiencies, help manage the rigorous regulatory burdens, and strengthen its compliance management system, which the Corporation anticipates will contribute to capturing more business.These increases were offset in part because noninterest expenses for both the Retail Banking and Mortgage Banking segments included net unrealized depreciation related to the non-qualified deferred compensation plan during 2015, compared to net appreciation included in noninterest income during 2016.

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

INCOME TAXES

Income tax expense on 2016 earnings was $4.5 million, resulting in an effective tax rate of 24.9 percent, compared with $4.9 million, or 27.9 percent, in 2015 and $5.1 million, or 29.4 percent, in 2014.  As described in Item 8. “Financial Statement and Supplementary Data,” under the heading “Note 2: Adoption of New Accounting Standards,” effective

January 1, 2015, the Corporation began recognizing amortization of its investments in qualified affordable housing projects as a component of income taxes.  As required by ASU 2014-01, noninterest expense and income tax expense for 2014 has been restated for the retrospective application of this standard.  Accordingly, income tax expense included $406,000 and $415,000 of amortization of its investments in qualified affordable housing projects during the years ended December 31, 2015 and 2014, respectively.  The Corporation’s effective tax rate has progressively declined over the past three years as a result of earnings growth at the Retail Banking segment, which is exempt from state income taxes and has substantial tax-exempt income on securities issued by states and political subdivisions.

As described in Item 8. “Financial Statement and Supplementary Data,” under the heading “Note 2: Adoption of New Accounting Standards,” during the fourth quarter of 2016, the Corporation began recognizing excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards, within income tax expense.  In accordance with the adoption provisions of ASU 2016-09, income tax expense for 2016 was reduced by $229,000, which was the aggregate excess tax benefits for the entire year and contributed to the decline in the Corporation’s effective tax rate for 2016.

ASSET QUALITY

Allowance and Provision for Loan Losses

Allowance for Loan Losses Methodology – Retail Banking and Mortgage Banking. We conduct an analysis of the collectibility of the loan portfolio on a regular basis. This analysis does not apply to PCI loans, loans carried at fair value, loans held for sale or off-balance sheet credit exposure (e.g., unfunded loan commitments and standby letters of credit). We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses.

The analysis, at a minimum, considers the following factors:

•	Changes in lending policies and procedures, including underwriting, collection, charge-off and recovery;
•

Changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;
•	Changes in the experience, ability and depth of lending management and other relevant staff;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;
•	Changes in the quality of our loan review system;
•	Changes in the value of the underlying collateral for collateral-dependent loans;
•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	The effect of other external factors, such as competition;
•	Historical trends of actual loan losses based on volume and types of loans; and
•	Significant one-time transactions affecting the allowance for loan losses.

In conjunction with the factors described above, we consider the following risk elements that are inherent in the loan portfolio as part of the analysis:

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

The review process generally begins with loan officers or management identifying problem loans to be reviewed on an individual basis for impairment. In addition to these loans, all substandard commercial, construction and residential loans in excess of $500,000 and all troubled debt restructurings are considered for individual impairment testing.  We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. If a loan is considered impaired, impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When a loan is determined to be impaired, we follow a consistent process to measure that impairment in our loan portfolio. We then establish a specific allowance for impaired loans based on the difference between the carrying value of the loan and its estimated fair value.  For collateral dependent loans we obtain an updated appraisal if we do not have a current one on file.  Appraisals are performed by independent third party appraisers with relevant industry experience.  We may make adjustments to the appraised value based on recent sales of similar properties or general market conditions when appropriate. We also estimate costs to sell collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan.

The remaining non-impaired loans are grouped by loan type (e.g., commercial real estate, commercial, residential mortgage, consumer). We assign each loan type an allowance factor based on the historical loss rate for that type of loan and an evaluation of the qualitative factors mentioned above to determine a general allowance. We assign classified loans (i.e., special mention, substandard, doubtful, loss) a higher allowance factor than non-classified loans within a particular loan type based on our concerns regarding collectibility. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history for relevant periods of time which can vary depending on economic conditions, and our judgment based on the overall analysis of the lending environment including the general economic conditions.  Our analysis of charge-off history also considers economic cycles and the trends during those cycles.  Those cycles that more closely match the current environment are considered more relevant during our review.   The allowance for loan losses is the aggregate of specific allowances and the general allowance for each portfolio type.

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

Allowance for Loan Losses Methodology – Consumer Finance. The Consumer Finance segment’s loans consist of non-prime automobile loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers who may be unable to meet the credit standards imposed by most traditional automobile financing sources and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between delinquency and repossession. Therefore, the loan loss allowance review process generally focuses on the levels of and trends in delinquencies, deferrals, defaults, repossessions and losses. Allowance factors also include an analysis of charge-off history for relevant periods of time which can vary depending on economic conditions and competition, and our judgment based on the overall analysis of the lending environment.  Loans are segregated between performing and nonperforming loans.  Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and that are not past due 90 days or more.  Nonperforming loans are those that do not accrue interest and are greater than 90 days past due.

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred, as a percentage of loans outstanding, was 2.21 percent in 2016, 2.13 percent in 2015 and 2.10 percent in 2014.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance, beginning of period	$35,569	$35,606	$34,852	$35,907	$33,677
Provision for loan losses:
Retail Banking segment	—	—	—	1,030	2,400
Mortgage Banking segment	—	45	60	90	165
Consumer Finance segment	18,040	15,467	16,270	13,965	9,840
Total provision for loan losses	18,040	15,512	16,330	15,085	12,405
Loans charged off:
Real estate—residential mortgage	(82)	(144)	(161)	(849)	(793)
Real estate—construction[1]	—	—	—	—	—
Commercial, financial and agricultural[2]	(87)	(21)	(271)	(2,298)	(2,074)
Equity lines	(57)	(19)	(80)	(126)	(159)
Consumer	(281)	(317)	(312)	(399)	(337)
Consumer finance	(20,663)	(19,816)	(19,022)	(16,398)	(10,134)
Total loans charged off	(21,170)	(20,317)	(19,846)	(20,070)	(13,497)
Recoveries of loans previously charged off:
Real estate—residential mortgage	163	257	59	106	35
Real estate—construction[1]	—	—	—	3	—
Commercial, financial and agricultural[2]	206	31	210	227	121
Equity lines	—	1	—	28	79
Consumer	236	268	250	173	207
Consumer finance	4,022	4,211	3,751	3,393	2,880
Total recoveries	4,627	4,768	4,270	3,930	3,322
Net loans charged off	(16,543)	(15,549)	(15,576)	(16,140)	(10,175)
Allowance, end of period	$37,066	$35,569	$35,606	$34,852	$35,907
Ratio of net (recoveries) charge-offs to average total loans outstanding during period for Retail Banking	(0.02)%	(0.01)%	0.06%	0.73%	0.72%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance[3]	5.59%	5.50%	5.39%	4.59%	2.76%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

[3]

The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of increasing the net charge-off ratio by 38 basis points and 56 basis points for the years ended December 31, 2016 and 2015, respectively.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

The allocation of the allowance for loan losses at December 31 for the years indicated and the ratio of corresponding outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,559	$2,471	$2,313	$2,355	$2,358
Real estate—construction [1]	816	94	434	434	424
Commercial, financial and agricultural [2]	7,393	7,755	7,744	7,805	9,824
Equity lines	685	1,052	812	892	885
Consumer	261	243	211	273	283
Consumer finance	25,352	23,954	24,092	23,093	22,133
Total allowance for loan losses	$37,066	$35,569	$35,606	$34,852	$35,907
Ratio of loans to total period-end loans:
Real estate—residential mortgage	19%	21%	21%	23%	22%
Real estate—construction [1]	6	1	1	1	1
Commercial, financial and agricultural [2]	39	39	37	35	30
Equity lines	5	6	6	6	5
Consumer	1	1	1	1	1
Consumer finance	30	32	34	34	41
	100%	100%	100%	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2016 were as follows:

TABLE 7A: Credit Quality Indicators *

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,814	$2,037	$2,761	$1,652	$188,264
Real estate – construction [2]	55,732	—	—	—	55,732
Commercial, financial and agricultural [3]	356,301	7,469	24,868	1,750	390,388
Equity lines	51,186	480	177	757	52,600
Consumer	7,870	2	409	118	8,399
	$652,903	$9,988	$28,215	$4,277	$695,383

*Included in the table above are loans purchased in connection with the acquisition of CVB of $54.1 million pass rated, $2.6 million special mention, $5.7 million substandard and $196,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$301,280	$565	$301,845

[1]	At December 31, 2016, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2015 were as follows:

TABLE 7B: Credit Quality Indicators *

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,107	$1,276	$2,083	$2,297	$186,763
Real estate – construction [2]	7,687	72	—	—	7,759
Commercial, financial and agricultural [3]	317,720	9,080	26,302	2,960	356,062
Equity lines	48,392	617	221	881	50,111
Consumer	8,760	116	116	19	9,011
	$563,666	$11,161	$28,722	$6,157	$609,706

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

The Retail Banking segment’s allowance for loan losses increased $98,000 since December 31, 2015 as a result of net recoveries during 2016.  There was no provision for loan losses at the Retail Banking segment during 2016 because of the overall improvement in the quality of the loan portfolio as indicated by the decline in nonaccrual loans and the decline in accruing loans past due for 90 days or more. The allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.63 percent at December 31, 2016, compared to 1.86 percent at December 31, 2015. We believe that the current level of the allowance for loan losses at C&F Bank is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specific criticized loans. If loan concentrations within the Bank’s loan portfolio result in higher credit risk or if economic conditions begin to worsen, a higher loan loss allowance may be warranted in future periods, which may require a provision for loan losses.

The Consumer Finance segment’s allowance for loan losses increased by $1.4 million to $25.4 million at December 31, 2016 from $24.0 million at December 31, 2015, and its provision for loan losses increased $2.6 million for the year ended December 31, 2016, as compared to 2015. The higher provision resulted from an increase in charge-offs and loan growth during 2016. Loans charged off increased during 2016 because of economic conditions affecting non-prime consumer finance customers and competitive factors in the market for non-prime consumer finance loans. The net charge-off ratio for the year ended December 31, 2016 was 5.59 percent, compared to 5.50 percent for the year ended December 31, 2015.  The allowance for loan losses as a percentage of loans  increased to 8.40 percent at December 31, 2016, compared to 8.21 percent at December 31, 2015.  The inclusion of the purchased consumer finance loans, which were recorded at a discount, had the effect of reducing this ratio 14 and 32 basis points at December 31, 2016 and 2015, respectively.  While we expect the purchase discount accretion on this portfolio to mitigate the potential effect of losses on the purchased portfolio, this portfolio is routinely re-evaluated as part of the segment’s overall analysis of the adequacy of the allowance for loan losses. Additionally, in 2016, the Consumer Finance segment began purchasing more loan contracts with higher credit quality metrics, which management expects will help reduce future charge-offs. As previously described, the Consumer Finance segment, at times, offers payment deferrals to borrowers as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred, as a percentage of average loans outstanding during 2016 was 2.21%, compared to 2.13% during 2015.

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

Because C&F Finance focuses on non-prime borrowers, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase at the Consumer Finance segment. These periods also may be accompanied by decreased consumer demand for used automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria and collection methods employed by C&F Finance, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. However, we believe that the current allowance for loan losses is appropriate to absorb any losses on existing Consumer Finance segment loans that may become uncollectible.

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

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	2016	2015	2014	2013	2012
Loans, excluding purchased loans	$629,523	$525,283	$447,614	$402,755	$395,664
Purchased performing loans[1]	53,329	67,022	80,146	104,471	—
Purchased credit impaired loans[1]	9,256	13,908	21,424	32,520	—
Total loans	$692,108	$606,213	$549,184	$539,746	$395,664

Nonaccrual loans[2]	$4,039	$5,615	$4,114	$3,740	$11,461
Purchased performing-nonaccrual loans3 9	196	542	603	651	—
Total nonaccrual loans	4,235	6,157	4,717	4,391	11,461
OREO[4]	195	942	786	2,768	6,236
Total nonperforming assets[5]	$4,430	$7,099	$5,503	$7,159	$17,697

Accruing loans past due for 90 days or more6 9	$6	$761	$14	$75	$—
Troubled debt-restructurings (TDRs)[2]	$4,964	$5,080	$5,549	$5,217	$16,492
Purchased performing TDRs7 9	$861	$264	$278	$403	$—
Allowance for loan losses (ALL)	$11,115	$11,017	$10,961	$11,266	$13,380
Nonperforming assets to total loans and OREO	0.64%	1.17%	1.00%	1.34%	4.40%
ALL to total loans, excluding purchased credit impaired loans[8]	1.63	1.86	2.08	2.22	3.38
ALL to total nonaccrual loans	262.46	178.93	232.37	256.57	116.75
Net (recoveries) charge-offs to average total loans	(0.02)	(0.01)	0.06	0.73	0.72

1.

The loans acquired from CVB are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.9 million at December 31, 2016, $4.0 million at December 31, 2015, and $4.9 million at December 31, 2014. The remaining discount for the purchased credit impaired loans was $10.5 million at December 31, 2016, $11.8 million at December 31, 2015 and $15.1 million at December 31, 2014.

2.

Nonaccrual loans include nonaccrual TDRs of $2.0 million at December 31, 2016, $2.5 million at December 31, 2015, $2.0 million at December 31, 2014, $2.6 million at December 31, 2013 and $9.8 million at December 31, 2012.

3.	Purchased performing-nonaccrual loans are presented net of the remaining interest and credit marks totaling $137,000 at December 31, 2016, $247,000 at December 31, 2015 and $249,000 December 31, 2014.
4.	OREO is recorded at its estimated fair value less cost to sell.
5.

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in this table.

6.	Accruing loans past due for 90 days or more include purchased credit impaired loans of $0 at December 31, 2016 and $172,000 at December 31, 2015.
7.

Purchased performing TDRs are accruing and are presented net of the remaining interest and credit marks totaling $11,300 at December 31, 2016, $8,300 at December 31, 2015 and $9,200 at December 31, 2014.

8.

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded for these loans.

9.

Because the Corporation acquired CVB on October 1, 2013, information regarding CVB’s nonperforming assets for periods prior to the acquisition is not included in Table 8.  Further, as required by purchase accounting, PCI loans that were considered nonaccrual and TDRs prior to acquisition lose these designations and are not included in post-acquisition nonperforming assets in Table 8.

Mortgage Banking Segment

(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$41	$—	$187	$—	$—
Total loans	$3,275	$3,493	$3,288	$2,914	$2,340
Allowance for loan losses	$598	$598	$553	$493	$393
Nonaccrual loans to total loans	0.01%	—%	5.69%	—%	—%
Allowance for loan losses to total loans	18.26	17.12	16.82	16.92	16.79
Allowance for loan losses to nonaccrual loans	14.59	—	295.72	—	—

Consumer Finance Segment

(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$565	$830	$1,040	$1,187	$655
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Total loans	$301,845	$291,755	$283,333	$277,724	$278,186
Allowance for loan losses	$25,353	$23,954	$24,092	$23,093	$22,133
Nonaccrual loans to total loans	0.19%	0.28%	0.37%	0.43%	0.24%
Allowance for loan losses to total loans[1]	8.40	8.21	8.50	8.32	7.96
Net charge-offs to average total loans	5.59	5.50	5.39	4.59	2.76

1The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the allowance to total loans ratio by 14 basis points at December 31, 2016 and 32 basis points at December 31, 2015.

Table 9 presents the changes in the OREO balance for 2016 and 2015

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Balance at the beginning of year, gross	$998	$815
Transfers between loans and other real estate owned	618	824
Capitalized expenses	21	—
Charge-offs	(106)	(63)
Sales proceeds	(1,384)	(706)
Gain on disposition	134	242
Deferred gain on disposition	—	(114)
Balance at the end of year, gross	281	998
Less valuation allowance	(86)	(56)
Balance at the end of year, net	$195	$942

Nonperforming assets of the Retail Banking segment totaled $4.4 million at December 31, 2016, compared to $7.1 million at December 31, 2015, a 37.6 percent decrease during 2016. Nonperforming assets at December 31, 2016 included $4.2 million of nonaccrual loans, compared to $6.2 million at December 31, 2015, and $195,000 of OREO compared to $942,000 at December 31, 2015. The ratio of the allowance for loan losses to nonaccrual loans increased to 262.46 percent at December 31, 2016 from 178.93 percent at December 31, 2015. The decrease in nonaccrual loans since December 31, 2015 was primarily due to loan payoffs and transfers to OREO.

The Corporation’s aggregate OREO properties were $195,000 at December 31, 2016, compared to $942,000 at December 31, 2015, and primarily consisted of residential lots. These properties have been written down to their estimated fair values less cost to sell. The decrease in OREO during 2016 was primarily due to the sale of several OREO properties and a shorter holding period for properties transferred to OREO during 2016.

Nonaccrual loans at the Consumer Finance segment decreased to $565,000 at December 31, 2016 from $830,000 at December 31, 2015. As noted above, the allowance for loan losses at the Consumer Finance segment increased from $24.0.million at December 31, 2015 to $25.4 million at December 31, 2016, and the ratio of the allowance for loan losses to total consumer finance loans was 8.40 percent as of December 31, 2016, compared to 8.21 percent at December 31, 2015. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status. At December 31, 2016, repossessed assets totaled $3.1 million, compared to $2.1 million at December 31, 2015.

If interest on nonaccrual loans had been recognized, we would have recorded additional gross interest income of $304,000 for 2016, $531,000 for 2015, and $413,000 for 2014. Interest received on nonaccrual loans was $247,000 for 2016, $246,000 in 2015, $233,000 in 2014.

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

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016, were as follows:

TABLE 10A: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2015, were as follows:

TABLE 10B: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,828	$173	$2,516	$360	$2,718	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,522	61	2,258	438	2,361	35
Commercial business lending	99	—	99	28	108	1
Equity lines	32	30	—	—	30	1
Consumer	207	—	207	23	208	7
Total	$5,688	$264	$5,080	$849	$5,425	$141

TDRs at December 31, 2016 and 2015 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,
(Dollars in thousands)	2016	2015
Accruing TDRs	$3,851	$2,810
Nonaccrual TDRs[1]	1,974	2,534
Total TDRs[2]	$5,825	$5,344

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

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

At December 31, 2016, the Corporation had total assets of $1.45 billion compared to $1.41 billion at December 31, 2015. The significant components of the Corporation’s balance sheet are discussed below.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Retail Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans originated through the Mortgage Banking segment sold to third-party investors. At December 31, 2016, the Corporation’s loans held for investment in all categories, net of the allowance for loan losses, totaled $960.2 million and loans held for sale had a fair value of $52.0 million.

Tables 12 and 13 present information pertaining to the composition of loans held for investment and maturity/repricing of certain loans held for investment.

TABLE 12: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Real estate—residential mortgage	$188,264	$186,763	$179,817	$188,455	$149,257
Real estate—construction [1]	55,732	7,759	7,325	5,810	5,062
Commercial, financial, and agricultural [2]	390,388	356,062	306,845	288,593	205,052
Equity lines	52,600	50,111	50,321	50,795	33,324
Consumer	8,399	9,011	8,163	9,007	5,309
Consumer finance	301,845	291,755	283,333	277,724	278,186
Total loans	997,228	901,461	835,804	820,384	676,190
Less allowance for loan losses	(37,066)	(35,569)	(35,606)	(34,852)	(35,907)
Total loans, net	$960,162	$865,892	$800,198	$785,532	$640,283

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 13: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2016
	Commercial,
	Financial,	Real Estate
(Dollars in thousands)	and Agricultural	Construction
Variable Rate:
Within 1 year	$75,396	$720
1 to 5 years	29,315	2,668
After 5 years	39,748	—
Fixed Rate:
Within 1 year	$28,924	$19,662
1 to 5 years	139,559	32,682
After 5 years	77,446	—

The increase in total loans from December 31, 2015 to December 31, 2016 was primarily due to loan growth at the Retail Banking segment, especially in the commercial and real estate construction portfolios, as well as organic loan growth in the Consumer Finance segment during 2016.  The increase in total loans of the Retail Banking segment was driven by successful investments in our commercial lending personnel and strength in commercial lending in our local markets, as well as expansion into new markets. The increase in total loans of the Consumer Finance segment resulted primarily from the implementation of a scorecard model at the Consumer Finance segment in 2016 that contributed to the growth through underwriting and pricing efficiencies.

Total loans at December 31, 2016 and 2015 included loans purchased in connection with the Corporation’s acquisition of CVB on October 1, 2013. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. On the date of acquisition, the Corporation acquired PCI loans with a fair value of $35.3 million and purchased performing loans with a fair value of $111.8 million. The following tables present the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation’s balance sheet at December 31, 2016 and 2015.

TABLE 14: PCI and Purchased Performing Loans

	December 31, 2016
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$19,770	$56,213	$75,983
Carrying amount
Real estate – residential mortgage	$1,219	$13,422	$14,641
Commercial, financial and agricultural	7,759	28,615	36,374
Equity lines	278	11,178	11,456
Consumer	—	114	114
Total acquired loans	$9,256	$53,329	$62,585

	December 31, 2015
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$25,701	$70,993	$96,694
Carrying amount
Real estate – residential mortgage	$1,305	$15,478	$16,783
Commercial, financial and agricultural	12,317	37,287	49,604
Equity lines	286	13,969	14,255
Consumer	—	288	288
Total acquired loans	$13,908	$67,022	$80,930

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

Residential Mortgage Lending – Held for Investment

The Retail Banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market area in the Hampton to Charlottesville corridor in Virginia. The Bank offers various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 20, 25 and 30 years but subject to call after five years at the Bank’s option. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between five and 20 years. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans.

Loans associated with residential mortgage lending are included in the real estate—residential mortgage category in Table 12: Summary of Loans Held for Investment.

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

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for a typical construction loan ranges from nine months to 15 months for the construction of an individual residence and from 15 months to a maximum of three years for larger residential or commercial projects. We do not typically amortize construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The Bank offers fixed and variable interest rates on construction loans. We do not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, we limit the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80 percent of the property’s fair market value, or 85 percent of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project conducted by an appraiser approved by the Bank. For larger projects where unit absorption or leasing is a concern, we may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

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

Loans associated with construction lending are included in the real estate—construction category in Table 12: Summary of Loans Held for Investment.

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

Loans associated with consumer lot lending are included in the real estate—construction category in Table 12: Summary of Loans Held for Investment.

Commercial Real Estate Lending

The Retail Banking segment’s commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, apartment complexes, retail facilities, restaurants and other commercial properties. Present policy authorizes commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. We also will consider making commercial real estate loans secured by non-owner-occupied properties under the following two conditions: (1) the borrower is in strong financial condition and presents a substantial business opportunity for the Corporation and (2) the borrower has substantially pre-leased the improvements to high-caliber tenants.

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

In recent years, we have structured a portion of our commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and our assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, we usually offer a loan with a fixed rate of interest for a term of three to ten years with an amortization period of up to 25 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. We believe these loan terms provide some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with our asset and liability management strategies. Certain commercial customers qualify for participation in an interest rate swap program that was initiated in 2016.  This program provides flexible pricing structures for our larger borrowers who wish to pay a fixed rate of interest, while preserving a floating rate for the Bank thus protecting C&F Bank from exposure to rising interest rates.

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

Loans associated with commercial real estate lending are included in the commercial, financial and agricultural category in Table 12: Summary of Loans Held for Investment.

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

Loans associated with land acquisition and development lending are included in the commercial, financial and agricultural category in Table 12: Summary of Loans Held for Investment.

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

Loans associated with builder line lending are included in the commercial, financial and agricultural category in Table 12: Summary of Loans Held for Investment.

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

Loans associated with commercial business lending are included in the commercial, financial and agricultural category in Table 12: Summary of Loans Held for Investment.

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

Loans associated with equity line lending are included in the equity lines category in Table 12: Summary of Loans Held for Investment.

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

Loans associated with consumer lending are included in the consumer category in Table 12: Summary of Loans Held for Investment.

Consumer Finance

The Consumer Finance segment has an extensive automobile dealer network through which it purchases installment contracts throughout its markets. Credit approval is centralized in two locations, which along with the application processing system, ensures that contract purchase decisions comply with C&F Finance’s underwriting policies and procedures.

Finance contract application packages completed by prospective borrowers are submitted by the automobile dealers electronically through a third-party online automotive sales and finance platform to C&F Finance’s automated origination and application system, which processes the credit bureau report, generates all relevant loan calculations and displays the requested contract structure. C&F Finance personnel with credit authority review the transaction and determine whether to approve or deny the purchase of the contract. The purchase decision is based primarily on the applicant’s credit history with emphasis on prior auto loan history, current employment status, income, collateral type and mileage, and the loan-to-value ratio. In the first half of 2016, C&F Finance implemented a scorecard model that improved underwriting and pricing efficiencies.

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

Loans associated with automobile sales finance are included in the consumer finance category in Table 12: Summary of Loans Held for Investment.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2016 and 2015, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 15 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 15: Securities Available for Sale

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$16,112	8%	$18,501	9%
Mortgage-backed securities	76,816	36	77,027	35
Obligations of states and political subdivisions	117,098	56	123,948	56
Total available for sale securities at fair value	$210,026	100%	$219,476	100%

The Corporation seeks to diversify its portfolio to minimize risk, including by purchasing shorter-duration mortgage-backed securities to reduce interest rate risk and for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-adjusted yield obtained from these securities. All of the Corporation’s mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises. The municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, is the largest component within the securities portfolio. At December 31, 2016, approximately 97 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.

Table 16 presents additional information pertaining to the composition of the securities portfolio by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 16: Maturity of Securities

	Year Ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield
U.S. government agencies and corporations:
Maturing within 1 year	$7,032	1.61%	$8,600	2.35%	$15,252	2.35%
Maturing after 1 year, but within 5 years	1,849	1.65	—	—	998	0.74
Maturing after 5 years, but within 10 years	7,645	2.04	10,159	2.23	6,160	2.21
Maturing after 10 years	—	—	—	—	999	2.51
Total U.S. government agencies and corporations	16,526	1.81	18,759	2.29	23,409	2.43
Mortgage-backed securities:
Maturing within 1 year	304	1.96	1	6.23	3	6.24
Maturing after 1 year, but within 5 years	71,740	2.03	64,549	2.13	41,535	2.34
Maturing after 5 years, but within 10 years	3,890	2.87	10,947	3.02	21,954	2.76
Maturing after 10 years	1,276	2.72	1,460	2.71	3,224	2.86
Total mortgage-backed securities	77,210	2.08	76,957	2.27	66,716	2.76
States and municipals:[1]
Maturing within 1 year	20,703	5.03	18,023	4.67	15,946	5.36
Maturing after 1 year, but within 5 years	75,898	4.54	71,710	5.02	68,551	4.95
Maturing after 5 years, but within 10 years	10,587	5.77	16,208	5.50	20,405	5.36
Maturing after 10 years	6,969	6.11	12,448	6.35	19,410	6.45
Total states and municipals	114,157	4.84	118,389	5.17	124,312	5.70
Total securities:
Maturing within 1 year	28,039	4.14	26,624	3.92	31,201	3.89
Maturing after 1 year, but within 5 years	149,487	3.30	136,259	3.65	111,084	4.06
Maturing after 5 years, but within 10 years	22,122	3.97	37,314	3.88	48,519	3.78
Maturing after 10 years	8,245	5.59	13,908	5.97	23,633	5.79
Total securities	$207,893	3.58%	$214,105	3.87%	$214,437	4.16%

1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 34 percent.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $1.12 billion at December 31, 2016, compared to $1.07 billion at December 31, 2015. This increase primarily consisted of a $20.7 million increase in non-interest bearing demand deposits and a $20.9 million increase in savings, money market and interest-bearing demand deposits, which reflected depositors’ preferences for maintaining flexibility regarding their investment options and the availability of their funds in the event of an increase in interest rates.

The Corporation had $3.6 million in brokered money market deposits outstanding at December 31, 2016, compared to $2.9 million in brokered money market deposits at December 31, 2015. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 17 presents the average deposit balances and average rates paid for the years 2016, 2015 and 2014.

TABLE 17: Average Deposits and Rates Paid

	Year Ended December 31,
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$210,520		$185,774		$166,928
Interest-bearing transaction accounts	211,441	0.22%	203,614	0.22%	186,548	0.24%
Money market deposit accounts	213,793	0.27	204,597	0.28	181,530	0.27
Savings accounts	102,899	0.08	99,585	0.08	97,643	0.09
Certificates of deposit, $100 thousand or more	142,115	1.04	139,878	0.92	139,502	0.93
Other certificates of deposit	198,061	0.91	209,909	0.87	241,231	0.73
Total interest-bearing deposits	868,309	0.50%	857,583	0.49%	846,454	0.48%
Total deposits	$1,078,829		$1,043,357		$1,013,382

Table 18 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2016.

TABLE 18: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2016
3 months or less	$27,070
3-6 months	20,979
6-12 months	58,401
Over 12 months	55,287
Total	$161,737

BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings as sources of funds. Short-term borrowings from the Federal Reserve Bank and the FHLB may be used to fund the Corporation’s day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB, advances under a non-recourse revolving bank line of credit, and securities sold under agreement to repurchase with a third-party correspondent bank. All FHLB advances are secured by a blanket floating lien on all of C&F Bank’s qualifying closed-end and revolving open-end loans secured by 1-4 family residential properties. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance. The repurchase agreement is secured by a portion of C&F Bank’s securities portfolio.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $225.0 million at December 31, 2016, and $159.2 million at December 31, 2015.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $14.8 million at December 31, 2016, and $11.0 million at December 31, 2015.

At December 31, 2016, C&F Mortgage had interest rate lock commitments (or IRLCs) to originate mortgage loans aggregating $56.3 million and loans held for sale of $50.3 million. At December 31, 2016, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed to-be-announced securities (TBAs) for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2016, C&F Mortgage had best efforts forward sales contracts with a notional value of $106.6 million. The fair value of these derivative instruments at December 31, 2016 was $663,000, which was included in other assets.  There were no loans to be delivered on a mandatory basis at December 31, 2016.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties. As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to lending program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve that, in management’s judgment, will be adequate to absorb any losses arising from valid indemnification requests. Payments made under these recourse provisions were $349,000 in 2016 and $566,000 in 2014.  There were no payments made in 2015. Payments made during 2016 and 2014 primarily resulted from agreements with third-party counterparties in each year that resolved all known and unknown indemnification obligations for loans sold to these counterparties prior to August 2016 for the payment in 2016, and prior to May 2014 for the payment made in 2014.

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

The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.0 million and $15.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2020 and December 2019, respectively. The cash flow hedges’ total notional amount is $25.0 million. At December 31, 2016, the cash flow hedges had a fair value of $(56,000), which is recorded in other liabilities. The cash flow hedges were fully effective at December 31, 2016. Therefore, the net loss on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $50.3 million.  At December 31, 2016, the interest rate swaps had a net fair value of zero, with $1.03 million recognized in other assets and $1.03 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $199.1 million at December 31, 2016 compared to $277.3 million at December 31, 2015. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2016 are presented in Table 19.

TABLE 19: Funding Sources

	December 31, 2016
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	150,062	47,000	103,062
Borrowings from Federal Reserve Bank	14,391	—	14,391
Revolving line of credit	120,000	75,029	44,971
Total	$404,453	$127,029	$277,424

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

Time deposits of $100,000 or more, maturing in less than a year, totaled $106.5 million at December 31, 2016; time deposits of $100,000 or more, maturing in more than one year, totaled $55.3 million.

The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2016 are presented in Table 20.

Table 20: Contractual Obligations

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Bank lines of credit	$75,029	$—	$75,029	$—	$—
FHLB advances [1]	47,000	10,000	14,500	7,500	15,000
Trust preferred capital notes	25,175	—	—	—	25,175
Securities sold under agreements to repurchase	5,000	—	5,000	—	—
Operating leases	4,062	1,504	1,849	709	—
Total[2]	$156,266	$11,504	$96,378	$8,209	$40,175

[1]

FHLB advances include convertible advances of $10.0 million, $5.0 million, $7.5 million, and $7.5 million maturing in 2017, 2018, 2022, and 2023, respectively. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances (1) prior to their respective conversion dates, (2) if the FHLB does not convert the advance on the conversion date, or, (3) after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. FHLB advances also include fixed rate hybrid advances of $2.5 million, $7.0 million, and $7.5 million maturing in 2018, 2019, and 2020, respectively. These advances provide fixed-rate funding until the stated maturity date. We may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9. Borrowings.”

[2]	At December 31, 2016 there were no outstanding federal funds purchased or borrowings from the Federal Reserve Bank.

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

Changes to the regulatory capital framework that were approved in July 2013 by the federal banking agencies (the Basel III Final Rule) began applying to the Corporation and the Bank on January 1, 2015 subject to limited phase-in periods. In addition to the primary indicators relied on by bank regulators in measuring capital position prior to 2015 (i.e., Tier 1 capital, total risk-based capital and leverage ratios), banking regulators now measure the common equity tier 1 capital (CET1) ratio when evaluating an institution’s capital position. Refer to Item 1. “Business” under the heading “Regulation and Supervision” for an overview of the Basel III Final Rules. The Corporation’s CET1 to total risk-weighted assets ratio was 10.5 percent at December 31, 2016, compared with 11.2 percent at December 31, 2015. The Corporation’s Tier 1 capital to risk-weighted assets ratio was 12.6 percent at December 31, 2016, compared with 13.7 percent at December 31, 2015. The total capital to risk-weighted assets ratio was 13.9 percent at December 31, 2016, compared with

15.0 percent at December 31, 2015. The Tier 1 leverage ratio was 10.3 percent at December 31, 2016, compared with 10.0 percent at December 31, 2015. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued by the Corporation in December 2007 and July 2005, as well as issued by CVBK in 2003 and assumed by the Corporation in March 2014.

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%.  Accordingly, at December 31, 2016, the Corporation and the Bank were required to maintain a capital conservation buffer of 0.625%.  At December 31, 2016, the Corporation exceeded the total capital conservation buffer by 529 basis points, and the Bank exceeded the total capital conservation buffer by 541 basis points.  Also at December 31, 2016, the Corporation and the Bank exceeded the CET1 capital conservation buffer by 535 basis points and 763 basis points, respectively.

Shareholders’ equity was $139.2 million at year-end 2016 compared with $131.1 million at year-end 2015. During 2016, the Corporation declared common stock dividends of $1.29 per share, compared to $1.22 per share declared in 2015 and $1.19 per share declared in 2014. The dividend payout ratio was 33.1 percent of basic earnings per share for the year ended December 31, 2016, compared to 33.2 percent in 2015 and 32.8 percent in 2014. On May 14, 2014, the Corporation repurchased from the United States Treasury a ten-year warrant to purchase up to 167,504 shares of the Corporation’s common stock, par value $1.00 per share at an initial exercise price of $17.91 per share (Warrant).  The Warrant was originally issued in connection with the Corporation’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program.  The Corporation paid an aggregate purchase price of $2.3 million for the Warrant, which has been cancelled.  The funds for this redemption were provided by existing financial resources of the Corporation and no new capital was issued.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

EFFECTS OF INFLATION AND CHANGING PRICES

The Corporation’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“U. S. GAAP”). U. S. GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

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

The Corporation uses interest rate swaps to manage select exposures to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation has interest rate swaps that qualify as cash flow hedges. The cash flow hedges effectively modify the Corporation’s exposure to interest rate risk associated with the Corporation’s trust preferred capital notes by converting variable rates of interest on the trust preferred capital notes to fixed rates of interest until September 2020 or December 2019, as applicable.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2016, indicate that the Corporation would expect net interest income to decrease over the next twelve months 4.94 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 2.22 percent if rates shifted upward to the same degree.

 1-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months as of
	December 31, 2016
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(3,858)	(4.94)%
+200 BP shock	$1,736	2.22%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2016 indicate that the EVE would decrease 12.73 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 5.76 percent if rates shifted upward to the same degree.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(29,616)	(12.73)%
+200 BP shock	$13,397	5.76%

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

The EVE analysis above indicates an increase in the EVE in an immediate upward shift in interest rates, and a decrease in the EVE in an immediate downward shift in interest rates. The Corporation’s assets would reprice quicker over time than what the Corporation pays on its borrowings and deposits due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and investment and loan portfolios as compared to time deposits and borrowings and the longer average life of non-maturing deposits, such as interest checking and money market accounts. During 2016, the maturity or repricing dates in the Corporation’s investment portfolio were shortened, and the maturity or repricing dates in the Corporation’s borrowings were lengthened.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of TBAs for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2016, the Corporation had best efforts forward sales contracts with a notional value of $106.6 million. The fair value of these derivative instruments at December 31, 2016 was $663,000, which was included in other assets.  There were no loans to be delivered on a mandatory basis at December 31, 2016.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except for share and per share amounts)	2016	2015
Assets
Cash and due from banks	$12,892	$9,679
Interest-bearing deposits in other banks	90,309	143,264
Total cash and cash equivalents	103,201	152,943
Securities—available for sale at fair value, amortized cost of $207,893 and $214,105, respectively	210,026	219,476
Loans held for sale, at fair value	52,027	44,000
Loans, net of allowance for loan losses of $37,066 and $35,569, respectively	960,162	865,892
Restricted stocks, at cost	3,403	3,345
Corporate premises and equipment, net	35,804	36,533
Other real estate owned, net of valuation allowance of $86 and $56, respectively	195	942
Accrued interest receivable	7,261	6,829
Goodwill	14,425	14,425
Core deposit and other amortizable intangibles, net	2,269	1,618
Bank-owned life insurance	15,103	14,988
Other assets	48,116	44,085
Total assets	$1,451,992	$1,405,076

Liabilities
Deposits
Noninterest-bearing demand deposits	$218,655	$197,909
Savings and interest-bearing demand deposits	556,851	535,992
Time deposits	344,415	339,732
Total deposits	1,119,921	1,073,633
Short-term borrowings	12,363	12,093
Long-term borrowings	127,029	140,029
Trust preferred capital notes	25,175	25,139
Accrued interest payable	703	698
Other liabilities	27,587	22,425
Total liabilities	1,312,778	1,274,017

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,472,561 and 3,437,787 shares issued and outstanding, respectively, includes 141,755 and 137,200 of unvested shares, respectively)	3,331	3,301
Additional paid-in capital	11,705	10,420
Retained earnings	125,162	116,167
Accumulated other comprehensive (loss) income, net	(984)	1,171
Total shareholders’ equity	139,214	131,059
Total liabilities and shareholders’ equity	$1,451,992	$1,405,076

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014
Interest income
Interest and fees on loans	$82,951	$80,102	$79,207
Interest on interest-bearing deposits and federal funds sold	509	364	378
Interest and dividends on securities
U.S. government agencies and corporations	327	466	690
Mortgage-backed securities	1,235	1,233	1,228
Tax-exempt obligations of states and political subdivisions	3,742	4,162	4,417
Taxable obligations of states and political subdivisions	192	184	184
Corporate bonds and other	483	538	391
Total interest income	89,439	87,049	86,495
Interest expense
Savings and interest-bearing deposits	1,078	1,090	1,015
Time deposits	3,314	3,104	3,065
Borrowings	3,433	3,338	3,485
Trust preferred capital notes	1,143	1,162	960
Total interest expense	8,968	8,694	8,525
Net interest income	80,471	78,355	77,970
Provision for loan losses	18,040	15,512	16,330
Net interest income after provision for loan losses	62,431	62,843	61,640
Noninterest income
Gains on sales of loans	8,120	6,336	5,086
Service charges on deposit accounts	4,262	4,322	4,468
Other service charges and fees	8,553	6,787	6,246
Net gains on calls and sales of available for sale securities	52	29	29
Investment services income	1,165	1,481	1,229
Other	3,475	1,759	2,347
Total noninterest income	25,627	20,714	19,405
Noninterest expenses
Salaries and employee benefits	41,925	38,926	36,310
Occupancy	9,660	8,828	8,806
Other	18,555	18,420	18,441
Total noninterest expenses	70,140	66,174	63,557
Income before income taxes	17,918	17,383	17,488
Income tax expense	4,459	4,853	5,144
Net income	$13,459	$12,530	$12,344
Net income per share - basic	$3.90	$3.68	$3.63
Net income per share - assuming dilution	$3.89	$3.68	$3.59
Weighted average number of shares outstanding - basic	3,454,282	3,401,426	3,404,112
Weighted average number of shares outstanding - assuming dilution	3,455,883	3,401,834	3,436,278

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net income	$13,459	$12,530	$12,344
Other comprehensive (loss) income:
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	(129)	(728)	(2,048)
Tax effect	45	255	717
Amortization of prior service cost arising during the period[1]	(60)	(61)	(68)
Tax effect	21	21	24
Net of tax amount	(123)	(513)	(1,375)

Unrealized gains (losses) on cash flow hedging instruments
Unrealized holding gains (losses) arising during the period	119	(72)	227
Tax effect	(46)	28	(89)
Net of tax amount	73	(44)	138

Unrealized holding (losses) gains on securities
Unrealized holding (losses) gains arising during the period	(3,186)	(2,061)	7,088
Tax effect	1,115	722	(2,480)
Reclassification adjustment for gains included in net income[2]	(52)	(29)	(29)
Tax effect	18	10	10
Net of tax amount	(2,105)	(1,358)	4,589
Other comprehensive (loss) income	(2,155)	(1,915)	3,352
Comprehensive income	$11,304	$10,615	$15,696

1.

These items are included in the computation of net periodic benefit cost, which is a component of “Salaries and employee benefits” on the consolidated statements of income. See Note 12, Employee Benefit Plans, for additional information.

2.	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings[1]	Income (Loss)	Equity
Balance December 31, 2013	$3,269	$10,686	$99,491	$(266)	$113,180
Comprehensive income:
Net income	—	—	12,344	—	12,344
Other comprehensive income	—	—	—	3,352	3,352
Common stock warrant repurchased	—	(2,303)		—	(2,303)
Stock options exercised	—	11	—	—	11
Share-based compensation	—	1,024	—	—	1,024
Restricted stock vested	15	65	—	—	80
Common stock issued	3	130	—	—	133
Common stock purchased	(4)	(157)	—	—	(161)
Cash dividends declared – common stock ($1.19 per share)	—	—	(4,050)	—	(4,050)
Balance December 31, 2014	3,283	9,456	107,785	3,086	123,610
Comprehensive income:
Net income	—	—	12,530	—	12,530
Other comprehensive loss	—	—	—	(1,915)	(1,915)
Stock options exercised	34	1,269	—	—	1,303
Share-based compensation	—	1,060	—	—	1,060
Restricted stock vested	27	144	—	—	171
Common stock issued	4	131	—	—	135
Common stock purchased	(47)	(1,640)	—	—	(1,687)
Cash dividends declared – common stock ($1.22 per share)	—	—	(4,148)	—	(4,148)
Balance December 31, 2015	3,301	10,420	116,167	1,171	131,059
Comprehensive income:
Net income	—	—	13,459	—	13,459
Other comprehensive loss	—	—	—	(2,155)	(2,155)
Stock options exercised	10	352	—	—	362
Share-based compensation	—	1,218	—	—	1,218
Restricted stock vested	26	(26)	—	—	—
Common stock issued	3	146	—	—	149
Common stock purchased	(9)	(405)	—	—	(414)
Cash dividends declared – common stock ($1.29 per share)	—	—	(4,464)	—	(4,464)
Balance December 31, 2016	$3,331	$11,705	$125,162	$(984)	$139,214

1.

Retained earnings as of December 31, 2013 and 2014 includes the cumulative effect of $239,000, and $237,000, respectively, resulting from the adoption of Accounting Standards Update (ASU) 2014-01 “Accounting For Investments in Qualified Affordable Housing Projects.”  See “Note 1 – Summary of Significant Accounting Policies” and “Note 2 – Adoption of New Accounting Standard” for additional information.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Operating activities:
Net income	$13,459	$12,530	$12,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,573	2,511	2,739
Deferred income taxes	(23)	1,378	2,247
Provision for loan losses	18,040	15,512	16,330
Provision for indemnifications	290	274	240
Provision for other real estate owned losses	135	90	29
Share-based compensation	1,218	1,231	1,104
Net accretion of certain acquisition-related fair value adjustments	(1,446)	(1,918)	(2,969)
Accretion of discounts and amortization of premiums on securities, net	1,458	1,551	1,406
Realized gains on sales and calls of securities	(52)	(29)	(29)
Net realized gains on sales of other real estate owned	(134)	(242)	(354)
Net realized gains on sale of corporate premises and equipment	(246)	(26)	(96)
Income from bank-owned life insurance	(927)	(454)	(497)
Origination of loans held for sale	(674,317)	(549,287)	(478,641)
Proceeds from sales of loans held for sale	674,410	539,902	491,327
Gains on sales of loans held for sale	(8,120)	(6,336)	(5,086)
Change in other assets and liabilities:
Accrued interest receivable	(432)	(408)	(61)
Other assets	(3,637)	(2,429)	(1,283)
Accrued interest payable	5	(42)	(103)
Other liabilities	4,991	1,524	(4,470)
Net cash provided by operating activities	27,245	15,332	34,177
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale	57,355	36,450	38,660
Purchases of securities available for sale	(52,547)	(37,211)	(36,246)
Net (redemptions) issuance of restricted stocks	(58)	97	894
Purchase of loan portfolio	—	(16,258)	—
Net increase in loans	(110,601)	(65,639)	(30,288)
Other real estate owned improvements	(20)	—	—
Proceeds from sales of other real estate owned	1,384	706	4,382
Purchases of corporate premises and equipment, net	(1,691)	(1,808)	(1,815)
Net cash used in investing activities	(106,178)	(83,663)	(24,413)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	41,605	74,307	51,185
Net increase (decrease) in time deposits	4,683	(26,450)	(32,258)
Net (decrease) increase in borrowings	(12,730)	10,198	(2,844)
Repurchase of common stock warrant	—	—	(2,303)
Issuance of common stock	149	135	133
Purchase of common stock, including shares withheld to pay taxes	(414)	(1,687)	(161)
Proceeds from exercise of stock options	362	1,303	11
Cash dividends	(4,464)	(4,148)	(4,050)
Net cash provided by financing activities	29,191	53,658	9,713
Net (decrease) increase in cash and cash equivalents	(49,742)	(14,673)	19,477
Cash and cash equivalents at beginning of year	152,943	167,616	148,139
Cash and cash equivalents at end of year	$103,201	$152,943	$167,616
Supplemental disclosure
Interest paid	$8,927	$9,026	$9,710
Income taxes paid	2,311	560	3,577
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(3,238)	$(2,090)	$7,059
Transfers from loans to other real estate owned	(618)	(824)	(1,960)
Pension adjustment	(189)	(789)	(2,116)
Unrealized gains (losses) on cash flow hedging instruments	119	(72)	227

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc., and CVB Title Services, Inc. all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company purchasing automobile loans through indirect lending programs. C&F Wealth Management, organized in April 1995 as C&F Investment Services, Inc. and renamed in May 2015, is a full-service brokerage firm offering a comprehensive range of investment services and insurance products through an alliance with an independent broker/dealer. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc., was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 18.

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

Reclassification:  Certain reclassifications have been made to prior period amounts to conform to the current year presentation.  None of these reclassifications are considered material.  See Note 2 for additional information about reclassifications related to the adoption of accounting standards.

Significant Group Concentrations of Credit Risk: The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. At December 31, 2016, securities issued by the Commonwealth of Virginia and its political subdivisions comprised 12.5 percent of its state and political subdivision portfolio and securities issued by the Virginia State Housing Authority comprised 4.4 percent of its state and political subdivision portfolio.  There are no other concentrations in any one state greater than 10.0 percent and no other individual issuers greater than 1.5 percent. The Corporation does not have any other significant securities concentrations in any one industry or geographic region, or to any one issuer. Note 3 discusses the Corporation’s securities portfolio and investment activities.

Substantially all of the Corporation’s lending activities are with customers located in Virginia, Tennessee, Georgia and Ohio. At December 31, 2016, 39.1 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 30.3 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Note 4 discusses the Corporation’s lending activities.

Business Combination: On October 1, 2013, the Corporation acquired CVBK. This acquisition was accounted for using the acquisition method of accounting, meaning the assets and liabilities of CVBK were recorded at their respective fair values as of October 1, 2013.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2016 and 2015, the minimum requirement was $833,000 and $739,000, respectively. The Corporation is required to maintain collateral against all loss positions in its interest rate swaps which are described in Note 19. At December 31, 2016 and 2015, the Corporation was required to maintain collateral of $323,000 and $721,000, respectively, in connection with its interest rate swaps.

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

Loans Held for Sale: The Corporation uses fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with Accounting Standards Codification (ASC) Topic 820 - Fair Value Measurement. Fair value of the Corporation’s LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. Substantially all loans originated by C&F Mortgage are held for sale to outside investors.

Loans Acquired in a Business Combination: Loans acquired in a business combination, such as the Corporation’s acquisition of CVB, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference,” and is not recorded and is available to absorb future credit losses on those loans. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent to acquisition, the Corporation evaluates on a quarterly basis its estimate of cash flows expected to be collected.  Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan or pool(s) of loans.  Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

Originated Loans: The Corporation makes mortgage, commercial and consumer loans to customers. The Corporation’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for loan losses. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method. The Corporation is amortizing these amounts over the contractual life of the related loans.

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

TDRs occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.  TDRs are considered impaired loans. Upon designation as a TDR, the Corporation evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of December 31, 2016 and 2015, the Corporation had $5.83 million and $5.34 million, respectively, of loans classified as TDRs.

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

Restricted Stocks: Restricted stocks include Federal Home Loan Bank (FHLB) stock and Community Bankers Bank (CBB) stock owned by C&F Bank at December 31, 2016 and 2015.  FHLB stock and CBB stock are carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. Management reviews FHLB stock and CBB stock for impairment based on the ultimate recoverability of the cost basis.

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Physical possession of residential real estate securing consumer mortgage loans occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement.  Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net OREO expenses and improvements are capitalized.

Corporate Premises and Equipment: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is included in income. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $2.57 million, $2.51 million and $2.74 million, respectively.

Goodwill: The Corporation’s goodwill was recognized in connection with its acquisition of CVBK in October 2013 and its acquisition of C&F Finance in September 2002. In accordance with ASC 350, Intangibles-Goodwill and Other, the Corporation reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Corporation performed its annual impairment testing in the fourth quarter of 2016 and determined that there was no impairment to its goodwill or intangible assets.

Other Intangibles:  During the fourth quarter of 2016, C&F Wealth Management acquired the assets of a registered investment advisor with approximately $91.4 million in assets under management at the time of the acquisition.  In connection with the transaction, the Corporation recorded $1.4 million of amortizable assets, which primarily relate to the value of the customer relationships. The Corporation is amortizing these intangible assets over the period of expected benefit, which ranges from 5 to 9 years using a straight-line method.  The Corporation also recognized $685,000 of contingent consideration, which is reported as a component of “Other Liabilities” in the Consolidated Balance Sheet and is contingent of achieving certain performance and service metrics.

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that will be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Corporation did not have any liabilities resulting from unrecognized tax benefits as of December 31, 2016 and December 31, 2015. Interest and penalties associated with unrecognized tax benefits, which the Corporation did not have, would be classified as additional income taxes in the statements of income.

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in the balance sheet and recognizes a change in the plan’s funded status in the year in which the change occurs through other comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For the Corporation’s pension plan, the benefit obligation is the projected benefit obligation as of December 31. In addition, enhanced disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation are presented in the notes to financial statements. Valuations at December 31, 2016 and 2015 determined that the Corporation’s pension plan was overfunded. As a result, the Corporation recognized a pension asset of  $332,000 and $179,000 at December 31, 2016 and 2015 and recognized a net loss of $123,000, $513,000 and $1.4 million in 2016, 2015 and 2014 as components of other comprehensive income (loss). The Corporation’s pension plan is described more fully in Note 12.

Share-Based Compensation: Share-based compensation expense for grants of restricted shares is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for restricted shares is charged to income ratably over the vesting period. Compensation expense for restricted shares for the years ended December 31, 2016, 2015 and 2014 was $1.22 million ($755,000 after tax), $1.06 million ($658,000 after tax) and $967,000  ($600,000 after tax), respectively. As of December 31, 2016, there was $2.94 million of unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. Forfeitures reduce compensation expense for the periods in which forfeitures actually occur. The Corporation’s share-based compensation plans are described more fully in Note 14.

Earnings Per Common Share: The Financial Accounting Standards Board (FASB) guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share (EPS). The Corporation has applied the two-class method of computing basic and diluted EPS for each of the years ended December 31, 2016, 2015 and 2014 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding. EPS calculations are presented in Note 10.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments may include (1) IRLCs on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges on the Corporation’s trust preferred capital notes. Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Corporation’s IRLCs, forward loan sales commitments and interest rate swaps with loan customers and dealer counterparties are described more fully in Note 16 and Note 17. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The cash flow hedges are described more fully in Note 19.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation is currently assessing the effect that ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Corporation does not expect the adoption of ASU 2016-05 will have a material effect on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, in an effort to improve the accounting for employee share-based payments.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, such as accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows, accounting for forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the Statement of Cash Flows.  For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Corporation’s adoption of this ASU during the fourth quarter of 2016 is described in Note 2: Adoption of New Accounting Standards.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as part of its project on financial instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  For public business entities that are SEC filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Corporation is currently assessing the effect that ASU 2016-13 may have on its financial statements.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, to eliminate the recognition exception for intra-entity asset transfers other than inventory so that an entity’s consolidated financial statements reflect the current and deferred tax consequences of those intra-entity transfers when they occur.  ASU 2016-16 is effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim reporting periods within those fiscal years. An entity may elect early adoption, but it must do so for the first interim period of an annual period if it issues interim financial statements. The amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment, including the effect of any resultant valuation allowance, to retained earnings as of the beginning of the period of adoption. The Corporation is currently assessing the effect that ASU 2016-16 may have on its financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 is effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted. The Corporation is currently assessing the effect that ASU 2017-04 may have on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Adoption of New Accounting Standards

The Corporation adopted ASU 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, as of January 1, 2015.  As permitted by the guidance, the Corporation has elected to amortize the initial cost of investments in affordable housing projects over the period in which the Corporation will receive related tax credits, which approximates the proportional amortization method, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations.  Historically, the amortization related to these investments was recognized within noninterest expense.  The Corporation adopted this guidance in the first quarter of 2015 with retrospective application as required by ASU 2014-01.  Prior period results have been restated to conform to this presentation.

During the fourth quarter of 2016, the Corporation adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-Based Payment Accounting”.  This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense.  In accordance with the adoption provisions of ASU 2016-09, the results for the fourth quarter of 2016 include only the excess tax benefits attributable to the fourth quarter of 2016 and the annual results of 2016 include the excess tax benefits for the entire year.  These amounts were $163,000 and $229,000 for the fourth quarter and year ended December 31, 2016, respectively.

NOTE 3: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,526	$—	$(414)	$16,112
Mortgage-backed securities	77,210	228	(622)	76,816
Obligations of states and political subdivisions	114,157	3,265	(324)	117,098
	$207,893	$3,493	$(1,360)	$210,026

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,759	$—	$(258)	$18,501
Mortgage-backed securities	76,957	513	(443)	77,027
Obligations of states and political subdivisions	118,389	5,640	(81)	123,948
	$214,105	$6,153	$(782)	$219,476

The amortized cost and estimated fair value of securities at December 31, 2016 and 2015, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$28,039	$28,042	$26,624	$26,789
Due after one year through five years	149,487	151,102	136,259	139,640
Due after five years through ten years	22,122	22,271	37,314	38,196
Due after ten years	8,245	8,611	13,908	14,851
	$207,893	$210,026	$214,105	$219,476

Proceeds from the maturities and calls of securities available for sale in 2016 were $56.46 million, resulting in gross realized gains of $17,000.  Proceeds from the sales of securities available for sale in 2016 were $900,000, resulting in gross realized gains of $61,000 and gross realized losses of $26,000.  Proceeds from the maturities, calls and sales of securities available for sale in 2015 were $36.45 million, resulting in gross realized gains of $29,000; and in 2014 were $38.66 million, resulting in gross realized gains of $50,000 and gross realized losses of $21,000.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $113.07 million and an aggregate fair value of $114.16 million were pledged at December 31, 2016. Securities with an aggregate amortized cost of $91.93 million and an aggregate fair value of $95.13 million were pledged at December 31, 2015.

Securities in an unrealized loss position at December 31, 2016, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$16,111	$414	$—	$—	$16,111	$414
Mortgage-backed securities	54,227	621	671	1	54,898	622
Obligations of states and political subdivisions	21,835	283	1,891	41	23,726	324
Total temporarily impaired securities	$92,173	$1,318	$2,562	$42	$94,735	$1,360

There were 156 debt securities totaling $94.74 million considered temporarily impaired at December 31, 2016. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Interest rates increased during 2016, and particularly during the fourth quarter of 2016 more significantly in the short portion of the United States Treasury security yield curve, thereby increasing unrealized losses on the Corporation’s debt securities. Interest rates in the municipal bond sector, which includes the Corporation’s obligations of states and political subdivisions, were also higher during 2016, driven by an increase in supply of municipal bonds and the expectation of tax reform, which would mean lower valuations to comparable taxable bonds if tax rates are lowered.  At December 31, 2016, approximately 97 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.  Of those in a net unrealized loss position, approximately 97 percent were rated “A” or better, as measured by market value, at December 31, 2016. For the approximately three percent not rated “A” or better, as measured by market value at December 31, 2016, the Corporation considers these to meet regulatory credit quality standards, such that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2016 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.40 million at December 31, 2016. Restricted stocks are generally viewed as long-term investments, which are carried at cost because there is no market for the stock other than the FHLBs with respect to FHLB stock, or member institutions with respect to CBB stock. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at December 31, 2016 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2016	2015
Real estate – residential mortgage	$188,264	$186,763
Real estate – construction [1]	55,732	7,759
Commercial, financial and agricultural [2]	390,388	356,062
Equity lines	52,600	50,111
Consumer	8,399	9,011
Consumer finance	301,845	291,755
	997,228	901,461
Less allowance for loan losses	(37,066)	(35,569)
Loans, net	$960,162	$865,892

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $284,000 and $266,000 of demand deposit overdrafts at December 31, 2016 and 2015, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVB (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$19,770	$56,213	$75,983
Carrying amount
Real estate – residential mortgage	$1,219	$13,422	$14,641
Commercial, financial and agricultural[1]	7,759	28,615	36,374
Equity lines	278	11,178	11,456
Consumer	—	114	114
Total acquired loans	$9,256	$53,329	$62,585

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

	December 31, 2015
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$25,701	$70,993	$96,694
Carrying amount
Real estate – residential mortgage	$1,305	$15,478	$16,783
Commercial, financial and agricultural[1]	12,317	37,287	49,604
Equity lines	286	13,969	14,255
Consumer	—	288	288
Total acquired loans	$13,908	$67,022	$80,930

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Accretable yield, balance at beginning of period	$10,419	$13,488
Accretion	(2,268)	(2,603)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,165	355
Other changes, net	(680)	(821)
Accretable yield, balance at end of period	$8,636	$10,419

Loans on nonaccrual status at December 31, 2016 and 2015 were as follows:

	December 31,
(Dollars in thousands)	2016	2015
Real estate – residential mortgage	$1,652	$2,297
Real estate – construction:
Construction lending[1]	—	—
Consumer lot lending[1]	—	—
Commercial, financial and agricultural:
Commercial real estate lending	1,619	2,515
Land acquisition and development lending[1]	—	—
Builder line lending	—	359
Commercial business lending	131	86
Equity lines	757	881
Consumer	118	19
Consumer finance	565	830
Total loans on nonaccrual status	$4,842	$6,987

[1]	At December 31, 2016 and 2015 there were no real estate construction lending loans, real estate consumer lot lending loans or land acquisition and development lending loans on nonaccrual status.

If interest income had been recognized on nonaccrual loans at their stated rates during years 2016, 2015 and 2014, interest income would have increased by approximately $304,000,  $531,000 and $413,000, respectively.

The past due status of loans as of December 31, 2016 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$848	$233	$184	$1,265	$1,219	$185,780	$188,264	$—
Real estate – construction:
Construction lending	—	—	—	—	—	47,062	47,062	—
Consumer lot lending	—	—	—	—	—	8,670	8,670	—
Commercial, financial and agricultural:
Commercial real estate lending	5,121	12	—	5,133	7,245	251,142	263,520	—
Land acquisition and development lending	—	—	—	—	—	73,039	73,039	—
Builder line lending	—	—	—	—	—	22,391	22,391	—
Commercial business lending	75	—	—	75	514	30,849	31,438	—
Equity lines	853	138	—	991	278	51,331	52,600	—
Consumer	22	—	118	140	—	8,259	8,399	6
Consumer finance	13,011	1,975	565	15,551	—	286,294	301,845	—
Total	$19,930	$2,358	$867	$23,155	$9,256	$964,817	$997,228	$6

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.04 million, 30-59 days past due of $570,000, 60‑89 days past due of $370,000 and 90+ days past due of $867,000.
•	performing loans purchased in the acquisition of CVB that are current of $52.64 million, 30-59 days past due of $532,000, 60-89 days past due of $143,000 and 90+ days past due of $17,000.

The past due status of loans as of December 31, 2015 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing[2]
Real estate – residential mortgage	$737	$146	$574	$1,457	$1,305	$184,001	$186,763	$268
Real estate – construction:
Construction lending	—	—	—	—	—	5,996	5,996	—
Consumer lot lending	—	—	—	—	—	1,763	1,763	—
Commercial, financial and agricultural:
Commercial real estate lending	1,475	1,280	423	3,178	10,359	204,079	217,616	172
Land acquisition and development lending	—	—	—	—	—	46,311	46,311	—
Builder line lending	—	—	359	359	—	20,612	20,971	—
Commercial business lending	20	86	321	427	1,958	68,779	71,164	321
Equity lines	378	—	612	990	286	48,835	50,111	—
Consumer	84	2	19	105	—	8,906	9,011	—
Consumer finance	15,046	2,264	830	18,140	—	273,615	291,755	—
Total	$17,740	$3,778	$3,138	$24,656	$13,908	$862,897	$901,461	$761

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes PCI loans of $172,000.

The table above includes the following:

•	nonaccrual loans that are current of $3.17 million, 30-59 days past due of $377,000, 60‑89 days past due of $887,000 and 90+ days past due of $2.55 million.
•	performing loans purchased in the acquisition of CVB that are current of $66.37 million, 30-59 days past due of $270,000, 60-89 days past due of $0 and 90+ days past due of $378,000.

Loan modifications that were classified as TDRs during the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	4	$815	$839	3	$575	$575
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	3	228	228	1	15	15
Commercial business lending – interest rate concession	1	100	100	1	17	17
Commercial business lending – term concession	1	25	25	—	—	—
Consumer – interest rate concession	2	613	613	2	261	261
Total	11	$1,781	$1,805	7	$868	$868

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  There were no TDR payment defaults during the years ended December 31, 2016 and 2015.

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

Impaired loans, which consisted soley of TDRs, and the related allowance at December 31, 2015 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,828	$173	$2,516	$360	$2,718	$97
Commercial, financial and agricultural:
Commercial real estate lending	2,522	61	2,258	438	2,361	35
Commercial business lending	99	—	99	28	108	1
Equity lines	32	30	—	—	30	1
Consumer	207	—	207	23	208	7
Total	$5,688	$264	$5,080	$849	$5,425	$141

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at the beginning of year	$35,569	$35,606	$34,852
Provision charged to operations	18,040	15,512	16,330
Loans charged off	(21,170)	(20,317)	(19,846)
Recoveries of loans previously charged off	4,627	4,768	4,270
Balance at the end of year	$37,066	$35,569	$35,606

The following table presents, as of December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Provision charged to operations	7	722	(481)	(310)	63	18,039	18,040
Loans charged off	(82)	—	(87)	(57)	(281)	(20,663)	(21,170)
Recoveries of loans previously charged off	163	—	206	—	236	4,022	4,627
Ending balance	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Ending balance: individually evaluated for impairment	$251	$—	$307	$—	$94	$—	$652
Ending balance: collectively evaluated for impairment	$2,308	$816	$7,086	$685	$167	$25,352	$36,414
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$188,264	$55,732	$390,388	$52,600	$8,399	$301,845	$997,228
Ending balance: individually evaluated for impairment	$3,408	$—	$1,865	$32	$520	$—	$5,825
Ending balance: collectively evaluated for impairment	$183,637	$55,732	$380,764	$52,290	$7,879	$301,845	$982,147
Ending balance: acquired loans - PCI	$1,219	$—	$7,759	$278	$—	$—	$9,256

The following table presents, as of December 31, 2015, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans).

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,313	$434	$7,744	$812	$211	$24,092	$35,606
Provision charged to operations	45	(340)	1	258	81	15,467	15,512
Loans charged off	(144)	—	(21)	(19)	(317)	(19,816)	(20,317)
Recoveries of loans previously charged off	257	—	31	1	268	4,211	4,768
Ending balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Ending balance: individually evaluated for impairment	$360	$—	$466	$—	$23	$—	$849
Ending balance: collectively evaluated for impairment	$2,111	$94	$7,254	$1,052	$220	$23,954	$34,685
Ending balance: acquired loans - PCI	$—	$—	$35	$—	$—	$—	$35
Loans:
Ending balance at December 31, 2015	$186,763	$7,759	$356,062	$50,111	$9,011	$291,755	$901,461
Ending balance: individually evaluated for impairment	$2,689	$—	$2,418	$30	$207	$—	$5,344
Ending balance: collectively evaluated for impairment	$182,769	$7,759	$341,327	$49,795	$8,804	$291,755	$882,209
Ending balance: acquired loans - PCI	$1,305	$—	$12,317	$286	$—	$—	$13,908

Loans by credit quality indicators as of December 31, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,814	$2,037	$2,761	$1,652	$188,264
Real estate – construction:
Construction lending	47,062	—	—	—	47,062
Consumer lot lending	8,670	—	—	—	8,670
Commercial, financial and agricultural:
Commercial real estate lending	243,427	5,860	10,880	1,619	261,786
Land acquisition and development lending	29,595	565	13,312	—	43,472
Builder line lending	21,235	789	367	—	22,391
Commercial business lending	62,044	255	309	131	62,739
Equity lines	51,186	480	177	757	52,600
Consumer	7,870	2	409	118	8,399
	$652,903	$9,988	$28,215	$4,277	$695,383

[1]	At December 31, 2016, the Corporation does not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $54.06 million pass rated, $2.59 million special mention, $5.74 million substandard and $196,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$301,280	$565	$301,845

Loans by credit quality indicators as of December 31, 2015 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,107	$1,276	$2,083	$2,297	$186,763
Real estate – construction:
Construction lending	5,924	72	—	—	5,996
Consumer lot lending	1,763	—	—	—	1,763
Commercial, financial and agricultural:
Commercial real estate lending	195,479	6,089	13,533	2,515	217,616
Land acquisition and development lending	45,061	856	394	—	46,311
Builder line lending	19,252	829	531	359	20,971
Commercial business lending	57,928	1,306	11,844	86	71,164
Equity lines	48,392	617	221	881	50,111
Consumer	8,760	116	116	19	9,011
	$563,666	$11,161	$28,722	$6,157	$609,706

[1]	At December 31, 2015, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $71.14 million pass rated, $4.09 million special mention, $5.15 million substandard and $542,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$290,925	$830	$291,755

NOTE 6: Other Real Estate Owned

At December 31, 2016 and 2015, OREO was $195,000 and $942,000, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in the state of Virginia. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Balance at the beginning of year, gross	$998	$815
Transfers between loans and other real estate owned	618	824
Capitalized expenses	20	—
Charge-offs	(105)	(63)
Sales proceeds	(1,384)	(706)
Gain on disposition	134	242
Deferred gain on disposition	—	(114)
Balance at the end of year, gross	281	998
Less valuation allowance	(86)	(56)
Balance at the end of year, net	$195	$942

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at the beginning of year	$56	$29	$4,135
Provision for losses	135	90	29
Charge-offs, net	(105)	(63)	(4,135)
Balance at the end of year	$86	$56	$29

Other net noninterest (expense) income applicable to OREO, other than the provision for losses, were $(22,000),  $19,000 and $(6,000) for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2016	2015
Land	$8,340	$8,431
Buildings	35,352	35,579
Equipment, furniture and fixtures	30,254	29,568
	73,946	73,578
Less accumulated depreciation	(38,142)	(37,045)
	$35,804	$36,533

NOTE 8: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2016	2015
Certificates of deposit, over $250	$67,543	$64,270
Other time deposits	276,872	275,462
	$344,415	$339,732

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2016
2017	$185,796
2018	67,054
2019	43,608
2020	25,281
2021	14,712
Thereafter	7,964
$344,415

NOTE 9: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2016	2015
Balance outstanding at year end[1]	$12,363	$12,093
Maximum balance at any month end during the year	$13,195	$14,423
Average balance for the year	$12,079	$12,952
Weighted average rate for the year	0.43%	0.41%
Weighted average rate on borrowings at year end	0.44%	0.43%
Estimated fair value at year end	$12,363	$12,093

[1]	Consists entirely of secured transactions with customers, which generally mature the day following the day sold.

Long-term borrowings at December 31, 2016 consist of a repurchase agreement with a third-party correspondent bank, which is secured by investment securities; advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance; and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties.  The interest rate on the repurchase agreement, which matures in 2018, is 3.55%  (7.00% minus three-month LIBOR with a maximum rate of 3.55%) and the outstanding balance as of December 31, 2016 was $5.00 million.  The interest rate on the revolving bank line of credit, which matures in 2019, floats at the one-month LIBOR rate plus a range of 200 to 225 basis points, depending upon the average balance outstanding on the line, and the outstanding balance as of December 31, 2016 was $75.03 million.  C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2016.  Long-term advances from the FHLB at December 31, 2016 consist of $30.00 million of convertible advances and $17.00 million of fixed rate hybrid advances.  The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid advances provide fixed-rate funding until the stated maturity date. C&F Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. The table below presents selected information for the FHLB advances:

				Next
Balance Outstanding at December 31, 2016				Conversion
(Dollars in thousands)		Interest Rate	Maturity Date	Option Date
Fixed Rate Hybrid Advances
	$2,500	1.28%	08/30/18
	$7,000	1.95	12/04/19
	$7,500	1.78	08/21/20
Convertible Advances
	$5,000	4.06	10/25/17	01/25/17
	$5,000	2.93	11/27/17	02/27/17
	$5,000	3.59	06/06/18	*
	$7,500	1.48	09/19/22	09/20/21
	$7,500	1.96	09/29/23	09/29/22

*      Convertible advance had a one-time advance option and the date has passed.

The contractual maturities of long-term borrowings at December 31, 2016 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2017	$10,000	$—	$10,000
2018	7,500	5,000	12,500
2019	7,000	75,029	82,029
2020	7,500	—	7,500
2021	—	—	—
Thereafter	15,000	—	15,000
	$47,000	$80,029	$127,029

The Corporation’s unused lines of credit for future borrowings total approximately $277.42 million at December 31, 2016, which consists of $103.06 million available from the FHLB, $44.97 million on C&F Finance’s revolving bank line of credit, $14.39 million available from the FRB, $65.00 million under unsecured federal funds agreements with third party financial institutions, $50.00 million in repurchase lines of credit with third party financial institutions.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

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

In December 2003, Central Virginia Bankshares Statutory Trust I (CVBK Trust I) was formed as a wholly-owned non-operating subsidiary of CVBK for the purpose of issuing trust preferred capital securities for general corporate purposes. On December 17, 2003, CVBK Trust I issued $5.00 million of trust preferred capital securities in a private placement to an institutional investor and $155,000 in common equity to CVBK in exchange for cash. CVBK Trust I became a wholly-owned non-consolidated non-operating subsidiary of the Corporation pursuant to the merger of CVBK with and into the Corporation in March 2014, and the Corporation assumed CVBK’s obligations on the underlying trust preferred capital notes.  The securities mature in December 2033, are redeemable at the Corporation's option, and require quarterly distributions by CVBK Trust I to the holder of the securities at a rate equal to the three-month LIBOR plus 2.85%. During 2014, in order to mitigate the potential effects of rising interest rates, the Corporation entered into an interest rate swap agreement whereby the effective fixed interest rate on all $5.00 million of the securities became 4.54%.  The interest rate swap matures in December 2019.  The principal asset of CVBK Trust I is $5.16 million of trust preferred capital notes originally issued by CVBK and assumed by the Corporation with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by CVBK Trust I to pay the quarterly distributions payable by CVBK Trust I to the holders of the trust preferred capital securities. The trust preferred capital securities issued by CVBK Trust I were adjusted to fair market value on the date of acquisition of CVBK. The resulting fair value adjustment was a discount of $716,000, which is being accreted over 20 years on a straight-line basis, and the balance of which was $601,000 as of December 31, 2016.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 10: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share

Shareholders’ Equity

Common Shares. On May 14, 2014, the Corporation repurchased the warrant issued in connection with the Corporation’s previous participation in the Capital Purchase Program (Warrant) for $2.30 million.  The repurchase price was based on the fair market value of the Warrant as agreed upon by the Corporation and the U.S. Department of the Treasury.  The funds for this redemption were provided by existing financial resources of the Corporation; therefore, there was no dilution to the Corporation’s common shareholders.

The Corporation repurchased zero and 38,759 shares of its common stock during the years ended December 31, 2016 and 2015, respectively under a share repurchase program authorized by the Corporation’s Board of Directors. During the years ended December 31, 2016, 2015 and 2014, the Corporation withheld 9,169,  8,745 and 1,808 shares of its common stock, respectively, from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares.

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $534,000,  $620,000 and $1.66 million as of December 31, 2016, 2015 and 2014, respectively.

	December 31,
(Dollars in thousands)	2016	2015	2014
Net unrealized gains on securities	$1,386	$3,491	$4,850
Net unrecognized loss on cash flow hedges	(34)	(107)	(64)
Net unrecognized losses on defined benefit plan	(2,336)	(2,213)	(1,700)
Total accumulated other comprehensive (loss) income	$(984)	$1,171	$3,086

Earnings Per Common Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	December 31,
(Dollars in thousands)	2016	2015	2014
Net income	$13,459	$12,530	$12,344

Weighted average number of common shares used in earnings per common share—basic	3,454,282	3,401,426	3,404,112
Effect of dilutive securities:
Stock option awards	1,601	408	32,166
Weighted average number of common shares used in earnings per common share—assuming dilution	3,455,883	3,401,834	3,436,278

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

Potential common shares that may be issued by the Corporation for its stock option awards, and when it was outstanding in 2014, the Warrant, were determined using the treasury stock method.  Accordingly, anti-dilutive shares are not included in computing diluted earnings per share.  Approximately 3,000,  70,000 and 150,000 shares issuable upon exercise of options for the years ended December 31, 2016, 2015 and 2014, respectively, were not included in computing diluted earnings per common share because they were anti-dilutive.

NOTE 11: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current taxes	$4,482	$3,475	$2,897
Deferred taxes	(23)	1,378	2,247
	$4,459	$4,853	$5,144

The income tax provision is less than would be obtained by application of the statutory federal corporate tax rate to pre-tax accounting income as a result of the following items:

	Year Ended December 31,
		Percent of		Percent of		Percent of
		Pre-tax		Pre-tax		Pre-tax
(Dollars in thousands)	2016	Income	2015	Income	2014	Income
Income tax computed at federal statutory rates	$6,272	35.0%	$6,084	35.0%	$6,120	35.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,310)	(7.3)	(1,456)	(8.4)	(1,546)	(8.8)
Reduction of interest expense incurred to carry tax-exempt assets	36	0.2	38	0.2	42	0.2
Increase in bank-owned life insurance	(324)	(1.8)	(159)	(0.9)	(38)	(0.2)
State income taxes, net of federal tax benefit	403	2.2	563	3.3	532	3.0
Amortization of investments in qualified affordable housing projects, net of federal tax benefit	217	1.2	264	1.5	270	1.5
Tax credit on investments in qualified affordable housing projects	(364)	(2.0)	(400)	(2.3)	(180)	(1.0)
Share-based compensation	(476)	(2.7)	—	—	—	—
Other	5	—	(81)	(0.5)	(56)	(0.3)
	$4,459	24.8%	$4,853	27.9%	$5,144	29.4%

The Corporation’s net deferred income taxes totaled $21.5 million and $20.4 million at December 31, 2016 and 2015, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2016	2015
Deferred tax asset
Allowance for loan losses and OREO losses	$14,035	$13,445
Fair value adjustments related to acquisition	3,953	4,888
Reserve for indemnification losses	875	898
Deferred compensation	2,005	1,940
Share-based compensation	1,036	918
Interest on nonaccrual loans	1,088	997
Cash flow hedges	22	68
Other	3,722	3,411
Deferred tax asset	26,736	26,565
Deferred tax liability
Goodwill and other intangible assets	(3,848)	(3,569)
Core deposit intangible	(307)	(566)
Defined benefit plan	(116)	(63)
Depreciation	(180)	(125)
Net unrealized gain on securities available for sale	(746)	(1,880)
Deferred tax liability	(5,197)	(6,203)
Net deferred tax asset	$21,539	$20,362

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.

NOTE 12: Employee Benefit Plans

C&F Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary salary deferral of up to 90% of compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Bank’s profitability for a given year and on each participant’s yearly earnings. All full-time employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. All employee contributions are fully vested upon contribution. An employee is 20% vested in C&F Bank’s contributions after two years of service, 40% after three years, 60% after four years, 80% after five years and fully vested after six years, or earlier in the event of retirement, death or attainment of age 65 while an employee. The amounts charged to expense under this plan were $653,000,  $633,000 and $557,000 in 2016, 2015 and 2014, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1% to 100% of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. All employee contributions are fully vested upon contribution. An employee is vested 25% in the employer’s contributions after two years of service, 50% after three years, 75% after four years, and fully vested after five years.  The amounts charged to expense under this plan were $163,000,  $59,000 and $16,000 in 2016, 2015 and 2014, respectively.

C&F Finance maintains a Defined Contribution Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of C&F Bank. The amounts charged to expense under this plan were $239,000,  $211,000 and $199,000 in 2016, 2015 and 2014, respectively.

Central Virginia Bank maintained a qualified defined contribution plan for all eligible full-time and part-time employees prior to March 22, 2014. The plan was sponsored by the VBA. CVB did not make any profit sharing contributions to the plan during 2014. On March 22, 2014, the CVB plan was terminated and the CVB plan assets totaling $6.6 million were transferred into the Profit-Sharing Plan and the CVB plan participants became participants of the Profit-Sharing Plan subject to its provisions.

Individual performance bonuses are awarded annually to certain members of management under the Corporation's Management Incentive Plan. The Corporation’s Compensation Committee recommends to the Corporation’s Board of Directors the bonuses to be paid to the Chief Executive Officer and the President of the Corporation, and recommends to the Corporation’s Board of Directors bonuses to be paid to certain other senior C&F Bank and C&F Finance officers. In addition, the Chief Executive Officer recommends bonuses to be paid to other officers of C&F Bank and C&F Finance. In determining the awards, performance, including the Corporation’s growth rate, returns on average assets and equity, asset quality measures and absolute levels of income are considered. In addition, the Board of Directors considers the individual performance of the members of management who may receive awards. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $1.44 million, $1.50 million and $1.20 million in 2016, 2015 and 2014, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $780,000,  $338,000 and $173,000 were expensed in 2016, 2015 and 2014, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

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

The Corporation has a nonqualified defined contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Profit-Sharing Plan and Cash Balance Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $268,000,  $226,000 and $215,000 in 2016, 2015 and 2014, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

On December 16, 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer to provide post-retirement medical and dental insurance premiums for him and his spouse for life.  Expense under this arrangement was $75,000 in 2016 and $69,000 in 2015, and the related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2016	2015	2014
Change in benefit obligation
Projected benefit obligation, beginning	$14,518	$13,582	$10,659
Service cost	1,076	1,040	763
Interest cost	528	468	451
Actuarial (gain) loss	276	(347)	1,882
Benefits paid	(528)	(351)	(173)
Prior service cost attributed to CVB participation	—	126	—
Projected benefit obligation, ending	15,870	14,518	13,582
Change in plan assets
Fair value of plan assets, beginning	14,697	14,084	11,624
Actual return on plan assets	1,033	(36)	633
Employer contributions	1,000	1,000	2,000
Benefits paid	(528)	(351)	(173)
Fair value of plan assets, ending	16,202	14,697	14,084
Funded status	$332	$179	$502
Amounts recognized as an other asset	$332	$179	$502
Amounts recognized in accumulated other comprehensive loss
Net loss	$4,290	$4,160	$3,558
Prior service cost	(695)	(755)	(942)
Deferred taxes	(1,259)	(1,192)	(916)
Total recognized in accumulated other comprehensive loss	$2,336	$2,213	$1,700
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	3.7%	3.8%	3.6%
Expected return on plan assets	7.5	7.5	7.5
Rate of compensation increase	3.0	3.0	3.0

The accumulated benefit obligation was $15.87 million and $14.52 million as of the actuarial valuation dates December 31, 2016 and 2015, respectively.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$1,076	$1,040	$763
Interest cost	528	468	451
Expected return on plan assets	(1,045)	(1,043)	(832)
Amortization of prior service cost	(61)	(61)	(68)
Recognized net actuarial loss	158	130	33
Net periodic benefit cost	656	534	347
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss	129	602	2,048
Prior service cost	—	126	—
Amortization of prior service costs	60	61	68
Deferred taxes	(66)	(276)	(741)
Total recognized in accumulated other comprehensive loss	123	513	1,375
Total recognized in net periodic benefit cost and other comprehensive loss	$779	$1,047	$1,722

	January 1,
	2016	2015	2014
Weighted-average assumptions for net periodic benefit cost
Discount rate	3.8%	3.6%	4.4%
Expected return on plan assets	7.5	7.5	7.5
Rate of compensation increase	3.0	3.0	3.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2017	$1,862
2018	2,147
2019	783
2020	664
2021	785
2022 – 2026	7,133
$13,374

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2016	2015
Mutual funds-fixed income	39%	41%
Mutual funds-equity	61	59
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2016 and 2015.  For more information about fair value measurements, see “Note 17: Fair Value of Assets and Liabilities.”

	December 31, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$6,273	$—	$—	$6,273
Mutual funds-equity [2]	9,929	—	—	9,929
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$16,202	$—	$—	$16,202

	December 31, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$5,944	$—	$—	$5,944
Mutual funds-equity [2]	8,741	—	—	8,741
Cash and equivalents [3]	12	—	—	12
Total pension plan assets	$14,697	$—	$—	$14,697

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

NOTE 13: Related Party Transactions

Loans outstanding to directors and executive officers totaled $3.57 million and $4.10 million at December 31, 2016 and 2015, respectively. Advances to directors and officers totaled $526,000 and repayments totaled $1.06 million in the year ended December 31, 2016. Total deposits for directors and executive officers were $4.8 million and $3.8 million at December 31, 2016 and 2015, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

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

Prior to the approval of the 2013 Plan, the Corporation granted equity awards under the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the Amended 2004 Plan). The Amended 2004 Plan authorized an aggregate of 500,000 shares of Corporation common stock to be issued as equity awards in the form of stock options, stock appreciation rights, restricted stock and/or restricted stock units to key employees and non-employee directors. Since 2006, all equity awards that were issued under the Amended 2004 Plan were in the form of restricted stock, which were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.  Stock options issued under the Amended 2004 Plan prior to 2006 were issued to employees at a price equal to the fair market value of the Corporation’s common stock on the date granted.  All options outstanding under the Amended 2004 Plan are exercisable as of December 31, 2016.  All options expire ten years from the grant date.

Stock option transactions under the various plans for the periods indicated were as follows:

	2016			2015		2014
		Exercise	Intrinsic		Exercise		Exercise
(Dollars in thousands, except for per share amounts)	Shares	Price*	Value	Shares	Price*	Shares	Price*
Outstanding at beginning of year	24,000	$38.39		100,762	$37.75	164,150	$38.21
Granted	—	—		—	—	—	—
Exercised	(9,750)	37.17		(34,000)	37.99	(271)	39.29
Cancelled	(12,000)	39.60		(42,762)	37.21	(63,117)	38.95
Outstanding and exercisable at end of year	2,250	$37.17	$29	24,000	$38.39	100,762	$37.75

*Weighted average

The total intrinsic value of in-the-money options exercised in 2016 was $77,000. Cash received from option exercises during 2016 was $362,0000, and a $2,000 tax expense was recognized in connection with nonqualified option exercises. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding and Exercisable
		Remaining
	Number Outstanding	Contractual Life
	at December 31, 2016	(Years)	Exercise Price
Exercise Price $37.17	2,250	0.3	$37.17

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

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	137,200	$36.50	135,600	$34.34	120,183	$31.18
Granted	32,630	43.48	33,925	38.33	32,625	39.84
Vested	(26,000)	27.30	(27,250)	26.57	(15,208)	20.13
Cancelled	(2,075)	38.59	(5,075)	44.44	(2,000)	42.14
Nonvested at end of year	141,755	$39.77	137,200	$36.50	135,600	$34.34

Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value per share of restricted stock granted for the years 2016, 2015 and 2014 was $43.48, $38.33 and $39.84, respectively. Compensation expense is charged to income ratably over the vesting periods, and was $1.22 million in 2016, $1.06 million in 2015 and $967,000 in 2014. As of December 31, 2016, there was $2.94 million of total unrecognized compensation cost related to restricted stock granted under the 2013 Plan and the Amended 2004 Plan. This amount is expected to be recognized through 2021.

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

In December 2013, the Federal Reserve Board issued a final rule that made technical changes to its market risk capital rule to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The Basel III final rules required the Corporation and the Bank to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio (CET1) of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the 2014 requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from the 2014 requirement); and (4) a leverage ratio of 4% of total assets. The Basel III Final Rules establish a capital conservation buffer of 2.5%, which is added to the 4.5% CET1 to risk-weighted assets to increase the ratio to at least 7%. The Basel III Final Rules also establish risk weightings that applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules became effective January 1, 2015 and the Basel III Final Rules capital conservation buffer will be phased in from 2015 to 2019. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” in this Annual Report.

As of December 31, 2016, the most recent notification from the FDIC, for the Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2016, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the table below.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table. Risk-weighted assets for the Corporation and C&F Bank were $1.15 billion and $1.15 billion, respectively at December 31, 2016 and $1.00 billion and $1.00 billion, respectively at December 31, 2015. Management believes that, as of December 31, 2016, the Corporation and C&F Bank met all capital adequacy requirements to which they are subject.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Corporation	$159,525	13.9%	$91,695	8.0%	N/A	N/A
C&F Bank	160,971	14.0	91,772	8.0	$114,716	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	144,819	12.6	68,772	6.0	N/A	N/A
C&F Bank	146,307	12.8	68,829	6.0	91,772	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	120,085	10.5	51,579	4.5	N/A	N/A
C&F Bank	146,307	12.8	51,622	4.5	74,565	6.5
Tier 1 Capital (to Average Assets)
Corporation	144,819	10.3	56,463	4.0	N/A	N/A
C&F Bank	146,307	10.2	57,097	4.0	71,371	5.0

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Corporation	$150,102	15.0%	$80,216	8.0%	N/A	N/A
C&F Bank	150,711	15.0	80,560	8.0	$100,700	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	137,210	13.7	60,162	6.0	N/A	N/A
C&F Bank	137,815	13.7	60,420	6.0	80,560	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	112,633	11.2	45,121	4.5	N/A	N/A
C&F Bank	137,815	13.7	45,315	4.5	65,455	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	137,210	10.0	54,756	4.0	N/A	N/A
C&F Bank	137,815	10.1	54,792	4.0	68,491	5.0

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III final rules. The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, at December 31, 2016, the Corporation and the Bank were required to maintain a capital conservation buffer of 0.625%. At December 31, 2016, the Corporation exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 529 and 535 basis points, respectively. Also at December 31, 2016, the Bank exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 541 and 763 basis points, respectively

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. On December 17, 2003, CVBK issued $5.00 million of trust preferred securities through a statutory business trust for general corporate purposes, which was assumed by the Corporation when CVBK was merged into the Corporation on March 22, 2014. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was eligible for inclusion in the Corporation’s Tier 1 capital as of December 31, 2016 and 2015.

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

NOTE 16: Commitments and Financial Instruments with Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount on the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral is obtained based on management’s credit assessment of the customer.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments was $224.99 million at December 31, 2016 and $159.21 million at December 31, 2015.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $14.82 million at December 31, 2016 and $10.99 million at December 31, 2015.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties (i.e., investors). As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage by the counterparties making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2016. During the third quarter of 2016, C&F Mortgage reached an agreement with one of its third-party counterparties that resolved all known and unknown indemnification obligations for loans sold to this counterparty prior to August 2016.  In connection with this agreement, C&F Mortgage made a payment of $350,000 to this counterparty that was recorded as a reduction to the allowance for indemnification losses. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Allowance, beginning of period	$2,363	$2,089	$2,415
Provision for indemnification losses	290	274	240
Payments	(350)	—	(566)
Allowance, end of period	$2,303	$2,363	$2,089

Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with the Corporation's operating leases was $1.41 million, $1.37 million and $1.25 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments due under the Corporation's operating leases as of December 31, 2016 are as follows:

(Dollars in thousands)
2017	$1,504
2018	1,181
2019	668
2020	504
2021	205
Thereafter	—
$4,062

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2016 and 2015, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor’s Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

Derivative asset (liability) – interest rate swaps on loans. As discussed in Note 19, “Derivative Financial Instruments”, the Corporation recognizes interest rate swaps at fair value on a recurring basis.  The Corporation has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

Derivative asset (liability) - cash flow hedges. The fair value of the Corporation’s cash flow hedges is determined using the discounted cash flow method.  All of the Corporation’s cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2016
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,112	$—	$16,112
Mortgage-backed securities	—	76,816	—	76,816
Obligations of states and political subdivisions	—	117,098	—	117,098
Total securities available for sale	—	210,026	—	210,026
Loans held for sale	—	52,027	—	52,027
Derivative asset - IRLC	—	663	—	663
Derivative asset - interest rate swaps on loans	—	1,032	—	1,032
Total assets	$—	$263,748	$—	$263,748

Liabilities:
Derivative liability - cash flow hedges	$—	$56	$—	$56
Derivative liability - interest rate swaps on loans	—	1,032	—	1,032
Total liabilities	$—	$1,088	$—	$1,088

	December 31, 2015
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$18,501	$—	$18,501
Mortgage-backed securities	—	77,027	—	77,027
Obligations of states and political subdivisions	—	123,948	—	123,948
Total securities available for sale	—	219,476	—	219,476
Loans held for sale	—	44,000	—	44,000
Derivative asset - IRLC	—	744	—	744
Total assets	$—	$264,220	$—	$264,220

Liabilities:
Derivative liability - cash flow hedges	$—	$175	$—	$175

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with U. S. GAAP. The following describes the valuation techniques and inputs used by the Corporation in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

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

The measurement of impaired loans of less than $500,000, with the exception of Commercial loan TDRs, is based on each loan’s future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest, which is not a fair value measurement and is therefore excluded from fair value disclosure requirements.

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	December 31, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,303	$2,303
Other real estate owned, net	—	—	195	195
Total	$—	$—	$2,498	$2,498

	December 31, 2015
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,953	$1,953
Other real estate owned, net	—	—	942	942
Total	$—	$—	$2,895	$2,895

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of December 31, 2016:

	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$2,303	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 50%
Other real estate owned, net	195	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 67%
Total	$2,498

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

The following describes the valuation techniques used by the Corporation to measure certain of its financial instruments at fair value as of December 31, 2016 and 2015.

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

	Carrying	Fair Value Measurements at December 31, 2016 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$103,201	$103,201	$—	$—	$103,201
Securities available for sale	210,026	—	210,026	—	210,026
Loans, net	960,162	—	—	961,546	961,546
Loans held for sale	52,027	—	52,027	—	52,027
Derivative asset - IRLC	663	—	663	—	663
Derivative asset - interest rate swaps on loans	1,032	—	1,032	—	1,032
Bank-owned life insurance	15,103	—	15,103	—	15,103
Accrued interest receivable	7,261	7,261	—	—	7,261
Financial liabilities:
Demand deposits	$775,506	$775,506	$—	$—	$775,506
Time deposits	344,415	—	346,648	—	346,648
Borrowings	164,567	—	157,138	—	157,138
Derivative liability - cash flow hedges	56	—	56	—	56
Derivative liability - interest rate swaps on loans	1,032	—	1,032	—	1,032
Accrued interest payable	703	703	—	—	703

	Carrying	Fair Value Measurements at December 31, 2015 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$152,943	$152,943	$—	$—	$152,943
Securities available for sale	219,476	—	219,476	—	219,476
Loans, net	865,892	—	—	875,341	875,341
Loans held for sale	44,000	—	44,000	—	44,000
Derivative asset - IRLC	744	—	744	—	744
Bank-owned life insurance	14,988	—	14,988	—	14,988
Accrued interest receivable	6,829	6,829	—	—	6,829
Financial liabilities:
Demand deposits	$733,901	$733,901	$—	$—	$733,901
Time deposits	339,732	—	342,275	—	342,275
Borrowings	177,261	—	174,032	—	174,032
Derivative liability - cash flow hedges	175	—	175	—	175
Accrued interest payable	698	698	—	—	698

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

The Corporation’s other segment includes a full-service brokerage firm that derives revenues from offering investment services and insurance products through an alliance with an independent broker/dealer and an insurance company that derives revenues from owning an equity interest in an insurance agency that offers insurance products and services. The results of the other segment are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

	Year Ended December 31, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$46,071	$1,689	$47,150	$2	$(5,473)	$89,439
Gains on sales of loans	—	8,120	—	—	—	8,120
Other noninterest income	11,400	3,913	921	1,273	—	17,507
Total operating income	57,471	13,722	48,071	1,275	(5,473)	115,066
Expenses:
Provision for loan losses	—	—	18,040	—	—	18,040
Interest expense	5,790	435	7,073	1,143	(5,473)	8,968
Salaries and employee benefits	24,613	5,664	10,102	1,546	—	41,925
Other noninterest expenses	17,433	4,815	5,437	530	—	28,215
Total operating expenses	47,836	10,914	40,652	3,219	(5,473)	97,148
Income (loss) before income taxes	9,635	2,808	7,419	(1,944)	—	17,918
Income tax expense (benefit)	1,425	1,121	2,882	(969)	—	4,459
Net income (loss)	$8,210	$1,687	$4,537	$(975)	$—	$13,459
Total assets	$1,290,733	$65,351	$306,012	$6,005	$(216,109)	$1,451,992
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$2,376	$314	$386	$42	$—	$3,118

	Year Ended December 31, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$42,960	$1,698	$47,053	$—	$(4,662)	$87,049
Gains on sales of loans	—	6,336	—	—	—	6,336
Other noninterest income	9,083	2,621	1,095	1,579	—	14,378
Total operating income	52,043	10,655	48,148	1,579	(4,662)	107,763
Expenses:
Provision for loan losses	—	45	15,467	—	—	15,512
Interest expense	5,682	310	6,201	1,163	(4,662)	8,694
Salaries and employee benefits	23,185	4,594	9,758	1,389	—	38,926
Other noninterest expenses	17,155	4,563	4,970	560	—	27,248
Total operating expenses	46,022	9,512	36,396	3,112	(4,662)	90,380
Income (loss) before income taxes	6,021	1,143	11,752	(1,533)	—	17,383
Income tax expense (benefit)	392	466	4,573	(578)	—	4,853
Net income (loss)	$5,629	$677	$7,179	$(955)	$—	$12,530
Total assets	$1,233,976	$58,206	$295,430	$4,973	$(187,509)	$1,405,076
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,597	$100	$211	$1	$—	$1,909

	Year Ended December 31, 2014
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$43,616	$1,304	$46,569	$—	$(4,994)	$86,495
Gains on sales of loans	—	5,086	—	—	—	5,086
Other noninterest income	9,170	2,564	1,227	1,358	—	14,319
Total operating income	52,786	8,954	47,796	1,358	(4,994)	105,900
Expenses:
Provision for loan losses	—	60	16,270	—	—	16,330
Interest expense	5,915	199	6,445	960	(4,994)	8,525
Salaries and employee benefits	22,944	3,568	8,962	836	—	36,310
Other noninterest expenses	17,558	4,442	4,739	508	—	27,247
Total operating expenses	46,417	8,269	36,416	2,304	(4,994)	88,412
Income (loss) before income taxes	6,369	685	11,380	(946)	—	17,488
Income tax expense (benefit)	791	274	4,438	(359)	—	5,144
Net income (loss)	$5,578	$411	$6,942	$(587)	$—	$12,344
Total assets	$1,183,134	$42,143	$283,984	$4,208	$(175,282)	$1,338,187
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,657	$92	$177	$1	$—	$1,927

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

NOTE 19: Derivative Financial Instruments

The Corporation uses derivative financial instruments (or “derivatives”) primarily to manage risks to the Corporation associated with changing interest rates, and to assist customers with their risk management objectives. The Corporation designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining derivatives are classified as free standing derivatives consisting of customer accommodation loan swaps (or “loan swaps”) and interest rate lock commitments.

Cash flow hedges.  The Corporation designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. The Corporation uses interest rate swap agreements as part of its hedging strategy by exchanging variable-rate interest payments on a notional amount equal to the principal amount of the borrowings for fixed-rate interest payments, with such interest rates set based on benchmarked interest rates.

All interest rate swaps were entered into with counterparties that met the Corporation’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in these derivative contracts is not significant.

The terms and conditions of the interest rate swaps vary and amounts receivable or payable are recognized as accrued under the terms of the agreements. The Corporation assesses the effectiveness of each hedging relationship on a periodic basis. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income. Based on the Corporation’s assessment its cash flow hedges are highly effective, but to the extent that any ineffectiveness exists in the hedge relationships, the amounts would be recorded in interest income and interest expense in the Corporation’s consolidated statements of income.

Loan swaps.  The Bank also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other Assets” and “Other Liabilities”.  Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the swaps.

Interest rate lock commitments.  C&F Mortgage enters into IRLCs to originate residential mortgage loans for sale in the secondary market whereby the interest rate on the loan is determined prior to funding. At December 31, 2016, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts basis or a mandatory delivery basis.  C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis.  The fair value of these derivative instruments is reported in “Other Assets”.

The following tables summarize key elements of the Corporation’s derivative instruments as of December 31, 2016 and December 31, 2015, segregated by derivatives that are considered to be hedging instruments and those that are not:

	Year Ended December 31, 2016
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Pay variable rate swaps with counterparty	$25,000	3	$—	$56	$323
Not designated as hedges:
Loan swaps:
Matched interest rate swaps with borrower	25,151	4	—	1,032	—
Matched interest rate swaps with counterparty	25,151	4	1,032	—	—
Other contracts:
Interest rate lock commitments	106,612	504	663	—	—
Total	156,914	512	1,695	1,032	—
Total derivatives	$181,914	515	$1,695	$1,088	$323

	Year Ended December 31, 2015
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Pay variable rate swaps with counterparty	$25,000	3	$—	$175	$721
Not designated as hedges:
Other contracts:
Interest rate lock commitments	87,150	406	744	—	—
Total derivatives	$112,150	409	$744	$175	$721

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

NOTE 20: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,
(Dollars in thousands)	2016	2015
Balance Sheets
Assets
Cash	$611	$768
Other assets	3,333	3,155
Investments in subsidiaries	161,114	152,724
Total assets	$165,058	$156,647
Liabilities and shareholders’ equity
Trust preferred capital notes	$25,174	$25,139
Other liabilities	670	449
Shareholders’ equity	139,214	131,059
Total liabilities and shareholders’ equity	$165,058	$156,647

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Statements of Income
Interest expense on borrowings	$(1,143)	$(1,162)	$(916)
Dividends received from C&F Bank	4,464	5,255	5,596
Equity in undistributed net income of subsidiaries	10,618	8,568	8,180
Other income	26	22	20
Other expenses	(506)	(153)	(536)
Net income	$13,459	$12,530	$12,344

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Statements of Cash Flows
Operating activities:
Net income	$13,459	$12,530	$12,344
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(10,618)	(8,568)	(8,180)
Share-based compensation	1,218	1,231	1,104
Amortization of acquisition-related fair value adjustment	35	36	27
Decrease (increase) in other assets	(224)	(661)	4,882
(Decrease) increase in other liabilities	340	(65)	(4,263)
Net cash provided by operating activities	4,210	4,503	5,914
Investing activities:
Merger of Central Virginia Bankshares, Inc. into C&F Financial Corporation	—	—	160
Net cash provided by investing activities	—	—	160
Financing activities:
Net proceeds from issuance of common stock	149	135	133
Repurchase of common stock warrant	—	—	(2,303)
Common stock repurchases	(414)	(1,687)	(161)
Cash dividends	(4,464)	(4,148)	(4,050)
Proceeds from exercise of stock options	362	1,303	11
Net cash used in financing activities	(4,367)	(4,397)	(6,370)
Net (decrease) increase in cash and cash equivalents	(157)	106	(296)
Cash at beginning of year	768	662	958
Cash at end of year	$611	$768	$662

NOTE 21: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other Expenses.”

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Data processing expenses	$3,891	$3,704	$3,616
Professional fees	2,323	2,222	2,101
Marketing and advertising expenses	1,633	1,407	1,333
Travel and educational expenses	1,101	1,064	1,109
Telecommunication expenses	1,264	1,437	1,507
Amortization of core deposit intangible	741	966	1,190
Acquisition transactions cost	—	—	315
All other noninterest expenses	7,602	7,620	7,270
Total other noninterest expenses	$18,555	$18,420	$18,441

NOTE 22: Quarterly Condensed Statements of Income—Unaudited

	2016 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$21,965	$22,303	$22,678	$22,493
Net interest income after provision for loan losses	15,103	16,485	15,521	15,322
Other income	5,163	7,723	6,727	6,014
Other expenses	17,090	17,647	17,933	17,470
Income before income taxes	3,176	6,561	4,315	3,866
Net income	2,484	4,706	3,187	3,082
Net income per share—assuming dilution	0.70	1.37	0.91	0.89
Dividends declared per common share	0.32	0.32	0.32	0.33

	2015 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$20,803	$21,350	$22,778	$22,118
Net interest income after provision for loan losses	15,257	17,019	16,377	14,190
Other income	5,101	5,515	4,805	5,293
Other expenses	16,750	16,654	16,261	16,508
Income before income taxes	3,608	5,880	4,921	2,974
Net income	2,645	4,101	3,477	2,307
Net income per share—assuming dilution	0.77	1.21	1.02	0.68
Dividends declared per common share	0.30	0.30	0.30	0.32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation

West Point, Virginia

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary (the Corporation) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&F Financial Corporation and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2017 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary’s internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 7, 2017

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2016, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

C&F Financial Corporation

West Point, Virginia

We have audited C&F Financial Corporation and Subsidiary’s (the Corporation) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of C&F Financial Corporation and Subsidiary, and our report dated March 7, 2017 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 7, 2017

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2017 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2017 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The information regarding the Corporation’s Audit Committee is contained in the 2017 Proxy Statement under the caption "Report of the Audit Committee" and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2017 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report in the 2017 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2017 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2017 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2017 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2017 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2017 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2017 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

*10.7	Amended and Restated C&F Financial Corporation 1998 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 7, 2008)

*10.9	C&F Financial Corporation Management Incentive Plan dated February 21, 2017

*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

*10.10.1	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed August 8, 2008)

*10.10.2	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.2 to Form 8-K filed December 8, 2009)

*10.10.3	Form of C&F Financial Corporation TARP-Compliant Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.3 to Form 8-K filed December 8, 2009)

*10.10.4	Form of C&F Financial Corporation Restricted Stock Agreement (approved May 2012) (incorporated by reference to Exhibit 10.10.4 to Form 10-K filed March 5, 2013)

*10.11	Form of C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 29, 2004)

*10.11.1	Form of Notice of Amendment to C&F Financial Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11.1 to Form 10-Q filed on November 8, 2011)

*10.12	Employment Agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated January 1, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 5, 2013)

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

10.19

Amended and Restated Loan and Security Agreement by and between Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

10.19.1

First Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of July 1, 2010 (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed August 6, 2010)

10.19.2

Second Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 17, 2012 (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 8, 2012)

10.19.3

Third Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 12, 2013 (incorporated by reference to Exhibit 10.19.3 to Form 10-K filed March 7, 2014)

10.19.4

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 2, 2015 (incorporated by reference to Exhibit 10.19.4 to Form 10-Q filed November 6, 2015)

10.19.5

Fifth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 1, 2016 (incorporated by reference to Exhibit 10.19.5 to Form 10-Q filed November 7, 2016)

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

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 7, 2017	By:	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LARRY G. DILLON	Date:	March 7, 2017
Larry G. Dillon, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	March 7, 2017
Jason E. Long,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ J. P. CAUSEY JR.	Date:	March 7, 2017
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date:	March 7, 2017
Barry R. Chernack, Director

/S/ THOMAS F. CHERRY	Date:	March 7, 2017
Thomas F. Cherry, Director and President

/S/ AUDREY D. HOLMES	Date:	March 7, 2017
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	March 7, 2017
James H. Hudson III, Director

/S/ JOSHUA H. LAWSON	Date:	March 7, 2017
Joshua H. Lawson, Director

/S/ JAMES T. NAPIER	Date:	March 7, 2017
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	March 7, 2017
C. Elis Olsson, Director

/S/ PAUL C. ROBINSON	Date:	March 7, 2017
Paul C. Robinson, Director