Form 10-Q
period 2017-03-31
C & F FINANCIAL CORP
filed 2017-05-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

At May 5, 2017, the latest practicable date for determination, 3,487,143 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)	*
Cash and due from banks	$11,971	$12,892
Interest-bearing deposits in other banks	108,567	90,309
Total cash and cash equivalents	120,538	103,201
Securities—available for sale at fair value, amortized cost of $210,642 and $207,893, respectively	213,079	210,026
Loans held for sale, at fair value	41,277	52,027
Loans, net of allowance for loan losses of $36,734 and $37,066, respectively	964,093	960,162
Restricted stocks, at cost	3,443	3,403
Corporate premises and equipment, net	35,695	35,804
Other real estate owned, net of valuation allowance of $57 and $86, respectively	376	195
Accrued interest receivable	6,765	7,261
Goodwill	14,425	14,425
Core deposit and other amortizable intangibles, net	2,079	2,269
Bank-owned life insurance	15,201	15,103
Other assets	47,493	48,116
Total assets	$1,464,464	$1,451,992

Liabilities
Deposits
Noninterest-bearing demand deposits	$236,686	$218,655
Savings and interest-bearing demand deposits	550,168	556,851
Time deposits	345,670	344,415
Total deposits	1,132,524	1,119,921
Short-term borrowings	13,561	12,363
Long-term borrowings	127,029	127,029
Trust preferred capital notes	25,183	25,175
Accrued interest payable	708	703
Other liabilities	24,073	27,587
Total liabilities	1,323,078	1,312,778

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,485,867 and 3,472,561 shares issued and outstanding, respectively, includes 141,170 and 141,755 of unvested shares, respectively)	3,345	3,331
Additional paid-in capital	12,029	11,705
Retained earnings	126,743	125,162
Accumulated other comprehensive loss, net	(731)	(984)
Total shareholders’ equity	141,386	139,214
Total liabilities and shareholders’ equity	$1,464,464	$1,451,992

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Interest income
Interest and fees on loans	$20,368	$20,206
Interest on interest-bearing deposits and federal funds sold	209	177
Interest and dividends on securities
U.S. government agencies and corporations	78	101
Mortgage-backed securities	338	334
Tax-exempt obligations of states and political subdivisions	863	981
Taxable obligations of states and political subdivisions	52	46
Corporate bonds and other	113	120
Total interest income	22,021	21,965
Interest expense
Savings and interest-bearing deposits	287	292
Time deposits	848	809
Borrowings	852	878
Trust preferred capital notes	283	283
Total interest expense	2,270	2,262
Net interest income	19,751	19,703
Provision for loan losses	4,400	4,600
Net interest income after provision for loan losses	15,351	15,103
Noninterest income
Gains on sales of loans	1,943	1,730
Service charges on deposit accounts	1,069	963
Other service charges and fees	2,046	1,684
Net gains on calls and sales of available for sale securities	1	1
Wealth management services income	378	276
Other	709	509
Total noninterest income	6,146	5,163
Noninterest expenses
Salaries and employee benefits	10,669	10,171
Occupancy	2,621	2,334
Other	4,555	4,585
Total noninterest expenses	17,845	17,090
Income before income taxes	3,652	3,176
Income tax expense	921	692
Net income	$2,731	$2,484
Net income per share - basic	$0.78	$0.72
Net income per share - assuming dilution	$0.78	$0.72
Weighted average number of shares outstanding - basic	3,483,007	3,448,630
Weighted average number of shares outstanding - assuming dilution	3,483,323	3,449,739

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$2,731	$2,484
Other comprehensive income (loss):
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	38	38
Tax effect	(13)	(13)
Amortization of prior service cost arising during the period[1]	(15)	(15)
Tax effect	5	5
Net of tax amount	15	15

Unrealized gains (losses) on cash flow hedging instruments
Unrealized holding gains (losses) arising during the period	65	(538)
Tax effect	(25)	188
Net of tax amount	40	(350)

Unrealized holding gains (losses) on securities
Unrealized holding gains arising during the period	306	1,684
Tax effect	(107)	(589)
Reclassification adjustment for gains included in net income[2]	(1)	(1)
Tax effect	—	—
Net of tax amount	198	1,094
Other comprehensive income	253	759
Comprehensive income	$2,984	$3,243

[1]

These items are included in the computation of net periodic benefit cost, which is a component of “Salaries and employee benefits” on the consolidated statements of income. See “Note 6: Employee Benefit Plans,” for additional information.

[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2016	$3,331	$11,705	$125,162	$(984)	$139,214
Comprehensive income:
Net income	—	—	2,731	—	2,731
Other comprehensive income	—	—	—	253	253
Stock options exercised	2	81	—	—	83
Share-based compensation	—	403	—	—	403
Restricted stock vested	15	(15)	—	—	—
Common stock issued	1	36	—	—	37
Common stock purchased	(4)	(181)	—	—	(185)
Cash dividends declared – common stock ($0.33 per share)	—	—	(1,150)	—	(1,150)
Balance March 31, 2017	$3,345	$12,029	$126,743	$(731)	$141,386

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2015	$3,301	$10,420	$116,167	$1,171	$131,059
Comprehensive income:
Net income	—	—	2,484	—	2,484
Other comprehensive income	—	—	—	759	759
Share-based compensation	—	305	—	—	305
Restricted stock vested	7	(7)	—	—	—
Common stock issued	1	36	—	—	37
Common stock purchased	(4)	(132)	—	—	(136)
Cash dividends declared – common stock ($0.32 per share)	—	—	(1,104)	—	(1,104)
Balance March 31, 2016	$3,305	$10,622	$117,547	$1,930	$133,404

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$2,731	$2,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	654	621
Provision for loan losses	4,400	4,600
Provision for indemnifications	36	52
Share-based compensation	403	305
Net accretion of certain acquisition-related fair value adjustments	(325)	(312)
Net amortization of discounts and amortization of premiums on securities	407	423
Realized gains on sales and calls of securities	(1)	(1)
Net realized losses (gains) on sales of other real estate owned	2	(18)
Net realized gains on sale of corporate premises and equipment	—	(46)
Income from bank-owned life insurance	(84)	(86)
Origination of loans held for sale	(141,097)	(103,972)
Proceeds from sales of loans held for sale	153,790	124,276
Gains on sales of loans held for sale	(1,943)	(1,730)
Change in other assets and liabilities:
Accrued interest receivable	496	122
Other assets	532	(777)
Accrued interest payable	5	27
Other liabilities	(3,485)	(857)
Net cash provided by operating activities	16,521	25,111
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale and payments on mortgage-backed securities	11,368	12,222
Purchases of securities available for sale	(14,523)	(7,649)
Net redemptions of restricted stocks	(40)	(58)
Net increase in loans	(8,031)	(27,674)
Proceeds from sales of other real estate owned	25	160
Purchases of corporate premises and equipment, net	(569)	(558)
Net cash used in investing activities	(11,770)	(23,557)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	11,348	4,590
Net increase (decrease) in time deposits	1,255	(3,135)
Net increase (decrease) in borrowings	1,198	(3,555)
Issuance of common stock	37	37
Purchase of common stock, including shares withheld to pay taxes	(185)	(136)
Proceeds from exercise of stock options	83	—
Cash dividends	(1,150)	(1,104)
Net cash provided by (used in) financing activities	12,586	(3,303)
Net increase (decrease) in cash and cash equivalents	17,337	(1,749)
Cash and cash equivalents at beginning of period	103,201	152,943
Cash and cash equivalents at end of period	$120,538	$151,194
Supplemental disclosure
Interest paid	$2,256	$2,226
Income taxes paid	14	13
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$306	$1,684
Transfers from loans to other real estate owned	208	394
Pension adjustment	23	23
Unrealized gains (losses) on cash flow hedging instruments	65	(538)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2016.

The unaudited consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Corporation owns C&F Financial Statutory Trust I, C&F Financial Statutory Trust II and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as a liability of the Corporation.  The accounting and reporting policies of C&F Financial Corporation and Subsidiary conform to U.S. GAAP and to predominant practices within the banking industry.

Nature of Operations: The Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, C&F Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company purchasing automobile loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through an alliance with an independent broker/dealer. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc. was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 8.

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

Reclassification: Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. None of these reclassifications are considered material.

Adoption of New Accounting Standard:  During the fourth quarter of 2016, the Corporation adopted Accounting Standards Update (ASU) 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-

Based Payment Accounting”.  This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense.  In accordance with the adoption provisions of ASU 2016-09, the results for the first quarter of 2016 include only the excess tax benefits attributable to the first quarter of 2016 in the amount of $60,000.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments may include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges on the Corporation’s trust preferred capital notes. Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Corporation’s derivative financial instruments are described more fully in Note 10.

Share-Based Compensation: Shared-based compensation expense, net of forfeitures, for the first quarter of 2017 was $403,000 ($250,000 after tax) for restricted stock granted during 2012 through 2017. As of March 31, 2017, there was $3.20 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first three months of 2017 and 2016 is presented below:

	2017
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	141,755	$39.77
Granted	15,275	45.40
Vested	(14,950)	34.73
Forfeited	(910)	41.58
Unvested, March 31, 2017	141,170	$40.90

	2016
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	137,200	$36.50
Granted	16,150	38.16
Vested	(7,350)	23.20
Forfeited	(300)	41.78
Unvested, March 31, 2016	145,700	$37.34

Stock option activity during the three months ended March 31, 2017 and stock options outstanding at March 31, 2017 and 2016 are summarized below.  There was no stock option activity during the three months ended March 31, 2016.

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at December 31, 2016	2,250	$37.17	0.3	$29
Exercised	(2,250)	37.17
Options outstanding and exercisable at March 31, 2017	—	$—	—	$—
Options outstanding and exercisable at March 31, 2016	24,000	$38.39	0.6	$12

*     Weighted average

Recent Significant Accounting Pronouncements:

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendments in ASU 2016-01 require, among other things, equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Corporation is currently assessing the effect that ASU 2016-01 will have on its financial statements.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments became effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-05 did not have a material effect on the Corporation’s financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715)”, which requires an employer to disaggregate the service cost component from the other components of net benefit cost.  ASU 2017-07 provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted.  The Corporation is currently assessing the effect that ASU 2017-07 may have on its financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20)”, which requires all entities that hold investments in callable debt securities at a premium to amortize the premium to the earliest call date.  ASU 2017-08 does not require an accounting change for securities held at a discount. ASU 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.  The Corporation is currently assessing the effect that ASU 2017-08 may have on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$17,017	$1	$(346)	$16,672
Mortgage-backed securities	82,914	203	(524)	82,593
Obligations of states and political subdivisions	110,711	3,328	(225)	113,814
	$210,642	$3,532	$(1,095)	$213,079

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,526	$—	$(414)	$16,112
Mortgage-backed securities	77,210	228	(622)	76,816
Obligations of states and political subdivisions	114,157	3,265	(324)	117,098
	$207,893	$3,493	$(1,360)	$210,026

The amortized cost and estimated fair value of securities at March 31, 2017, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$29,291	$29,397
Due after one year through five years	155,909	157,621
Due after five years through ten years	17,207	17,359
Due after ten years	8,235	8,702
	$210,642	$213,079

Proceeds from maturities, calls and sales, and payments on available for sale securities for the three months ended March 31, 2017 and 2016 were $11.37 million and $12.22 million, respectively. Gross realized gains of $1,000 were recognized in each of the three months ended March 31, 2017 and 2016.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $106.36 million and an aggregate fair value of $107.49 million were pledged at March 31, 2017. Securities with an aggregate amortized cost of $113.07 million and an aggregate fair value of $114.16. million were pledged at December 31, 2016.

Securities in an unrealized loss position at March 31, 2017, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$16,169	$346	$—	$—	$16,169	$346
Mortgage-backed securities	56,137	523	616	1	56,753	524
Obligations of states and political subdivisions	14,137	180	2,207	45	16,344	225
Total temporarily impaired securities	$86,443	$1,049	$2,823	$46	$89,266	$1,095

There were 132 debt securities totaling $89.27 million considered temporarily impaired at March 31, 2017. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. At March 31, 2017, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 97 percent were rated “A” or better, as measured by market value, at March 31, 2017.  The Corporation considers all of its debt securities to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2017 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.44 million at March 31, 2017 and consisted of both Federal Home Loan Bank (FHLB) stock and Community Bankers Bank (CBB) stock.  Restricted stocks are generally viewed as long-term investments, which are carried at cost because there is no market for the stock other than the FHLBs with respect to FHLB stock, or member institutions with respect to CBB stock. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at March 31, 2017 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Real estate – residential mortgage	$189,769	$188,264
Real estate – construction [1]	50,693	55,732
Commercial, financial and agricultural [2]	399,853	390,388
Equity lines	51,147	52,600
Consumer	11,004	8,399
Consumer finance	298,361	301,845
	1,000,827	997,228
Less allowance for loan losses	(36,734)	(37,066)
Loans, net	$964,093	$960,162

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $209,000 and $284,000 of demand deposit overdrafts at March 31, 2017 and December 31, 2016, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$17,530	$53,748	$71,278	$19,770	$56,213	$75,983
Carrying amount
Real estate – residential mortgage	$1,207	$13,192	$14,399	$1,219	$13,422	$14,641
Commercial, financial and agricultural[1]	5,922	27,333	33,255	7,759	28,615	36,374
Equity lines	280	10,398	10,678	278	11,178	11,456
Consumer	—	101	101	—	114	114
Total acquired loans	$7,409	$51,024	$58,433	$9,256	$53,329	$62,585

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Real estate – residential mortgage	$1,019	$1,652
Real estate – construction	—	—
Commercial, financial and agricultural:
Commercial real estate lending	6,882	1,619
Commercial business lending	129	131
Equity lines	712	757
Consumer	2	118
Consumer finance	384	565
Total loans on nonaccrual status	$9,128	$4,842

The past due status of loans as of March 31, 2017 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$1,279	$95	$319	$1,693	$1,207	$186,869	$189,769	$194
Real estate – construction:
Construction lending	—	—	—	—	—	42,390	42,390	—
Consumer lot lending	—	—	—	—	—	8,303	8,303	—
Commercial, financial and agricultural:
Commercial real estate lending	65	1,916	455	2,436	5,922	268,165	276,523	455
Land acquisition and development lending	—	—	270	270	—	38,172	38,442	270
Builder line lending	—	—	367	367	—	25,749	26,116	367
Commercial business lending	15	—	—	15	—	58,757	58,772	—
Equity lines	444	—	120	564	280	50,303	51,147	120
Consumer	22	—	2	24	—	10,980	11,004	—
Consumer finance	7,774	780	384	8,938	—	289,423	298,361	—
Total	$9,599	$2,791	$1,917	$14,307	$7,409	$979,111	$1,000,827	$1,406

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $194,000.

The table above includes the following:

•	nonaccrual loans that are current of $6.30 million, 30-59 days past due of $379,000, 60-89 days past due of $1.94 million and 90+ days past due of $510,000.
•	performing loans purchased in the acquisition of CVB that are current of $48.74 million, 30-59 days past due of $389,000, and 60-89 days past due of $1.89 million.

The past due status of loans as of December 31, 2016 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$848	$233	$184	$1,265	$1,219	$185,780	$188,264	$—
Real estate – construction:
Construction lending	—	—	—	—	—	47,062	47,062	—
Consumer lot lending	—	—	—	—	—	8,670	8,670	—
Commercial, financial and agricultural:
Commercial real estate lending	5,121	12	—	5,133	7,245	249,408	261,786	—
Land acquisition and development lending	—	—	—	—	—	43,472	43,472	—
Builder line lending	—	—	—	—	—	22,391	22,391	—
Commercial business lending	75	—	—	75	514	62,150	62,739	—
Equity lines	853	138	—	991	278	51,331	52,600	—
Consumer	22	—	118	140	—	8,259	8,399	6
Consumer finance	13,011	1,975	565	15,551	—	286,294	301,845	—
Total	$19,930	$2,358	$867	$23,155	$9,256	$964,817	$997,228	$6

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.04 million, 30-59 days past due of $570,000, 60‑89 days past due of $370,000 and 90+ days past due of $867,000.
•	performing loans purchased in the acquisition of CVB that are current of $52.64 million, 30-59 days past due of $532,000, 60-89 days past due of $143,000 and 90+ days past due of $17,000.

Loan modifications that were classified as troubled debt restructurings (TDRs) during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	—	$—	$—	1	$57	$57
Commercial, financial and agricultural:
Commercial real estate lending – interest rate and term concession	3	4,646	4,646	—	—	—
Commercial real estate lending – interest rate concession	1	12	12	—	—	—
Commercial business lending – interest rate concession	—	—	—	1	100	100
Consumer – interest rate concession	—	—	—	1	291	291
Total	4	$4,658	$4,658	3	$448	$448

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR payment defaults during the three months ended March 31, 2017 and 2016.

Impaired loans, which included TDR loans of $10.10 million, and the related allowance at March 31, 2017 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,597	$1,935	$1,615	$313	$3,561	$46
Commercial, financial and agricultural:
Commercial real estate lending	8,021	489	7,430	855	7,979	19
Commercial business lending	133	63	66	38	134	1
Equity lines	32	—	30	30	32	—
Consumer	321	—	322	6	321	3
Total	$12,104	$2,487	$9,463	$1,242	$12,027	$69

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

PCI loans had an unpaid principal balance of $17.53 million and a carrying value of $7.41 million at March 31, 2017. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of the previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the three months ended March 31, 2017 and 2016:

	March 31,
(Dollars in thousands)	2017	2016
Accretable yield, balance at beginning of period	$8,637	$10,419
Accretion	(683)	(462)
Reclassification of nonaccretable difference due to improvement in expected cash flows	328	441
Other changes, net	(566)	(263)
Accretable yield, balance at end of period	$7,716	$10,135

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2017:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Provision charged (credited) to operations	(33)	(75)	259	27	(78)	4,300	4,400
Loans charged off	(5)	—	(153)	—	(62)	(5,678)	(5,898)
Recoveries of loans previously charged off	14	—	7	—	41	1,104	1,166
Balance at March 31, 2017	$2,535	$741	$7,506	$712	$162	$25,078	$36,734

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2016:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Provision charged (credited) to operations	(10)	192	(226)	91	(47)	4,600	4,600
Loans charged off	—	—	(35)	(55)	(71)	(5,601)	(5,762)
Recoveries of loans previously charged off	26	—	160	—	127	1,118	1,431
Balance at March 31, 2016	$2,487	$286	$7,654	$1,088	$252	$24,071	$35,838

The following table presents, as of March 31, 2017, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at March 31, 2017	$2,535	$741	$7,506	$712	$162	$25,078	$36,734
Ending balance: individually evaluated for impairment	$313	$—	$893	$30	$6	$—	$1,242
Ending balance: collectively evaluated for impairment	$2,222	$741	$6,613	$682	$156	$25,078	$35,492
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at March 31, 2017	$189,769	$50,693	$399,853	$51,147	$11,004	$298,361	$1,000,827
Ending balance: individually evaluated for impairment	$3,550	$—	$8,048	$30	$322	$—	$11,950
Ending balance: collectively evaluated for impairment	$185,012	$50,693	$385,883	$50,837	$10,682	$298,361	$981,468
Ending balance: acquired loans - PCI	$1,207	$—	$5,922	$280	$—	$—	$7,409

The following table presents, as of December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Ending balance: individually evaluated for impairment	$251	$—	$307	$—	$94	$—	$652
Ending balance: collectively evaluated for impairment	$2,308	$816	$7,086	$685	$167	$25,352	$36,414
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at December 31, 2016	$188,264	$55,732	$390,388	$52,600	$8,399	$301,845	$997,228
Ending balance: individually evaluated for impairment	$3,408	$—	$1,865	$32	$520	$—	$5,825
Ending balance: collectively evaluated for impairment	$183,637	$55,732	$380,764	$52,290	$7,879	$301,845	$982,147
Ending balance: acquired loans - PCI	$1,219	$—	$7,759	$278	$—	$—	$9,256

Loans by credit quality indicators as of March 31, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$183,451	$1,925	$3,374	$1,019	$189,769
Real estate – construction:
Construction lending	42,390	—	—	—	42,390
Consumer lot lending	8,303	—	—	—	8,303
Commercial, financial and agricultural:
Commercial real estate lending	262,419	3,479	3,743	6,882	276,523
Land acquisition and development lending	24,947	—	13,495	—	38,442
Builder line lending	25,749	—	367	—	26,116
Commercial business lending	58,016	224	403	129	58,772
Equity lines	49,729	528	178	712	51,147
Consumer	10,671	—	331	2	11,004
	$665,675	$6,156	$21,891	$8,744	$702,466

[1]	At March 31, 2017, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $51.25 million pass rated, $2.22 million special mention, $2.89 million substandard and $2.08 million substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$297,977	$384	$298,361

Loans by credit quality indicators as of December 31, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,814	$2,037	$2,761	$1,652	$188,264
Real estate – construction:
Construction lending	47,062	—	—	—	47,062
Consumer lot lending	8,670	—	—	—	8,670
Commercial, financial and agricultural:
Commercial real estate lending	243,427	5,860	10,880	1,619	261,786
Land acquisition and development lending	29,595	565	13,312	—	43,472
Builder line lending	21,235	789	367	—	22,391
Commercial business lending	62,044	255	309	131	62,739
Equity lines	51,186	480	177	757	52,600
Consumer	7,870	2	409	118	8,399
	$652,903	$9,988	$28,215	$4,277	$695,383

[1]	At December 31, 2016, the Corporation did not have any loans classified as Doubtful or Loss.

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

NOTE 5: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $393,000 and $534,000 as of March 31, 2017 and December 31, 2016, respectively.

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Net unrealized gains on securities	$1,584	$1,386
Net unrecognized gains (losses) on cash flow hedges	6	(34)
Net unrecognized losses on defined benefit plan	(2,321)	(2,336)
Total accumulated other comprehensive loss	$(731)	$(984)

Common Shares

The Corporation purchased 4,049 and 3,525 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first three months of 2017 and 2016, respectively.  During the first three months of 2017 and 2016, no shares were purchased under the share repurchase program authorized by the Corporation’s Board of Directors.

Earnings Per Common Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net income	$2,731	$2,484

Weighted average number of common shares used in earnings per common share—basic	3,483,007	3,448,630
Effect of dilutive securities:
Stock option awards	316	1,109
Weighted average number of common shares used in earnings per common share—assuming dilution	3,483,323	3,449,739

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

Potential common shares that may be issued by the Corporation for its stock option awards are determined using the treasury stock method. Accordingly, anti-dilutive shares are not included in computing diluted earnings per share.  No shares issuable upon exercise of options were anti-dilutive for the three months ended March 31, 2017; whereas, 12,000 shares issuable upon exercise of options were anti-dilutive for the three months ended March 31, 2016.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Components of net periodic benefit cost:
Service cost	$282	$262
Interest cost	138	130
Expected return on plan assets	(287)	(261)
Amortization of prior service cost	(15)	(15)
Recognized net actuarial loss	38	38
Net periodic benefit cost	$156	$154

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2017 and December 31, 2016, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

Derivative asset (liability) – interest rate swaps on loans. As discussed in “Note 10: Derivative Financial Instruments”, the Corporation recognizes interest rate swaps at fair value on a recurring basis.  The Corporation has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

Derivative asset (liability) - cash flow hedges. The fair value of the Corporation’s cash flow hedges is determined using the discounted cash flow method.  All of the Corporation’s cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	March 31, 2017
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,672	$—	$16,672
Mortgage-backed securities	—	82,593	—	82,593
Obligations of states and political subdivisions	—	113,814	—	113,814
Total securities available for sale	—	213,079	—	213,079
Loans held for sale	—	41,277	—	41,277
Derivative asset - IRLC	—	1,394	—	1,394
Derivative asset - interest rate swaps on loans	—	1,061	—	1,061
Derivative asset - cash flow hedges	—	21	—	21
Total assets	$—	$256,832	$—	$256,832

Liabilities:
Derivative liability - cash flow hedges	$—	$11	$—	$11
Derivative liability - interest rate swaps on loans	—	1,061	—	1,061
Total liabilities	$—	$1,072	$—	$1,072

	December 31, 2016
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,112	$—	$16,112
Mortgage-backed securities	—	76,816	—	76,816
Obligations of states and political subdivisions	—	117,098	—	117,098
Total securities available for sale	—	210,026	—	210,026
Loans held for sale	—	52,027	—	52,027
Derivative asset - IRLC	—	663	—	663
Derivative asset - interest rate swaps on loans	—	1,032	—	1,032
Total assets	$—	$263,748	$—	$263,748

Liabilities:
Derivative liability - cash flow hedges	$—	$56	$—	$56
Derivative liability - interest rate swaps on loans	—	1,032	—	1,032
Total liabilities	$—	$1,088	$—	$1,088

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	March 31, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$4,609	$4,609
Other real estate owned, net	—	—	376	376
Total	$—	$—	$4,985	$4,985

	December 31, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,303	$2,303
Other real estate owned, net	—	—	195	195
Total	$—	$—	$2,498	$2,498

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of March 31, 2017:

	Fair Value Measurements at March 31, 2017
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$4,609	Appraisals	Discount to reflect current market conditions and estimated selling costs	5% - 20%
Other real estate owned, net	376	Appraisals	Discount to reflect current market conditions and estimated selling costs	15% - 28%
Total	$4,985

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

The following describes the valuation techniques used by the Corporation to measure certain of its financial instruments at fair value as of March 31, 2017 and December 31, 2016.

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

Loan totals, as listed in the table below, include impaired loans. For valuation techniques used in relation to impaired loans, see the “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” section in this Note 7.

Loans held for sale, net. As described in the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” section in this Note 7, the Corporation has elected to carry its portfolio of loans held for sale at fair value, measured on a recurring basis.

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

	Carrying	Fair Value Measurements at March 31, 2017 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$120,538	$120,538	$—	$—	$120,538
Securities available for sale	213,079	—	213,079	—	213,079
Loans, net	964,093	—	—	963,494	963,494
Loans held for sale	41,277	—	41,277	—	41,277
Derivative asset - IRLC	1,394	—	1,394	—	1,394
Derivative asset - interest rate swaps on loans	1,061	—	1,061	—	1,061
Derivative asset - cash flow hedges	21	—	21	—	21
Bank-owned life insurance	15,201	—	15,201	—	15,201
Accrued interest receivable	6,765	6,765	—	—	6,765
Financial liabilities:
Demand deposits	$786,854	$786,854	$—	$—	$786,854
Time deposits	345,670	—	348,053	—	348,053
Borrowings	165,773	—	158,321	—	158,321
Derivative liability - cash flow hedges	11	—	11	—	11
Derivative liability - interest rate swaps on loans	1,061	—	1,061	—	1,061
Accrued interest payable	708	708	—	—	708

	Carrying	Fair Value Measurements at December 31, 2016 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$103,201	$103,201	$—	$—	$103,201
Securities available for sale	210,026	—	210,026	—	210,026
Loans, net	960,162	—	—	961,546	961,546
Loans held for sale	52,027	—	52,027	—	52,027
Derivative asset - IRLC	663	—	663	—	663
Derivative asset - interest rate swaps on loans	1,032	—	1,032	—	1,032
Bank-owned life insurance	15,103	—	15,103	—	15,103
Accrued interest receivable	7,261	7,261	—	—	7,261
Financial liabilities:
Demand deposits	$775,506	$775,506	$—	$—	$775,506
Time deposits	344,415	—	346,648	—	346,648
Borrowings	164,567	—	157,138	—	157,138
Derivative liability - cash flow hedges	56	—	56	—	56
Derivative liability - interest rate swaps on loans	1,032	—	1,032	—	1,032
Accrued interest payable	703	703	—	—	703

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

The Corporation’s other segment includes a full-service brokerage firm that derives revenues from offering wealth management services and insurance products through an alliance with an independent broker/dealer and an insurance company that derives revenues from owning an equity interest in an insurance agency that offers insurance products and services. The results of the other segment are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

	Three Months Ended March 31, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$11,972	$316	$11,206	$—	$(1,473)	$22,021
Gains on sales of loans	—	1,943	—	—	—	1,943
Other noninterest income	2,500	1,087	232	384	—	4,203
Total operating income	14,472	3,346	11,438	384	(1,473)	28,167
Expenses:
Provision for loan losses	100	—	4,300	—	—	4,400
Interest expense	1,465	88	1,907	283	(1,473)	2,270
Salaries and employee benefits	6,235	1,483	2,412	539	—	10,669
Other noninterest expenses	4,443	1,279	1,253	201	—	7,176
Total operating expenses	12,243	2,850	9,872	1,023	(1,473)	24,515
Income (loss) before income taxes	2,229	496	1,566	(639)	—	3,652
Income tax expense (benefit)	407	199	624	(309)	—	921
Net income (loss)	$1,822	$297	$942	$(330)	$—	$2,731
Total assets	$1,305,717	$56,178	$301,506	$5,873	$(204,810)	$1,464,464
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$379	$194	$13	$11	$—	$597

	Three Months Ended March 31, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$11,083	$310	$11,811	$1	$(1,240)	$21,965
Gains on sales of loans	—	1,730	—	—	—	1,730
Other noninterest income	2,162	743	232	296	—	3,433
Total operating income	13,245	2,783	12,043	297	(1,240)	27,128
Expenses:
Provision for loan losses	—	—	4,600	—	—	4,600
Interest expense	1,454	62	1,703	283	(1,240)	2,262
Salaries and employee benefits	6,008	1,184	2,627	352	—	10,171
Other noninterest expenses	4,432	1,001	1,328	158	—	6,919
Total operating expenses	11,894	2,247	10,258	793	(1,240)	23,952
Income (loss) before income taxes	1,351	536	1,785	(496)	—	3,176
Income tax expense (benefit)	22	214	703	(247)	—	692
Net income (loss)	$1,329	$322	$1,082	$(249)	$—	$2,484
Total assets	$1,237,374	$39,924	$292,075	$5,186	$(169,735)	$1,404,824
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$297	$169	$147	$—	$—	$613

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

NOTE 9: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties (i.e., investors). As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions.  C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage by the counterparties making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Allowance, beginning of period	$2,303	$2,363
Provision for indemnification losses	36	52
Payments	—	—
Allowance, end of period	$2,339	$2,415

NOTE 10: Derivative Financial Instruments

The Corporation uses derivative financial instruments (or derivatives) primarily to manage risks to the Corporation associated with changing interest rates, and to assist customers with their risk management objectives. The Corporation designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining derivatives are classified as free standing derivatives consisting of customer accommodation loan swaps (or loan swaps) and interest rate lock commitments.

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

Interest rate lock commitments.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding. C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis. At March 31, 2017, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis. The fair value of these derivative instruments is reported in “Other Assets.

The following tables summarize key elements of the Corporation’s derivative instruments as of March 31, 2017 and December 31, 2016, segregated by derivatives that are considered to be hedging instruments and those that are not:

	March 31, 2017
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Pay variable rate swaps with counterparty	$25,000	3	$21	$11	$324
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	25,048	4	—	1,061	—
Matched interest rate swaps with counterparty	25,048	4	1,061	—	—
Other contracts:
Interest rate lock commitments	134,822	608	1,394	—	—
Total	184,918	616	2,455	1,061	—
Total derivatives	$209,918	619	$2,476	$1,072	$324

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

	December 31, 2016
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Pay variable rate swaps with counterparty	$25,000	3	$—	$56	$323
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	25,151	4	—	1,032	—
Matched interest rate swaps with counterparty	25,151	4	1,032	—	—
Other contracts:
Interest rate lock commitments	106,612	504	663	—	—
Total	156,914	512	1,695	1,032	—
Total derivatives	$181,914	515	$1,695	$1,088	$323

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Data processing expenses	$858	$955
Professional fees	706	511
Marketing and advertising expenses	365	376
Travel and educational expenses	286	273
Telecommunication expenses	330	234
Amortization of core deposit intangible	150	206
All other noninterest expenses	1,860	2,030
Total other noninterest expenses	$4,555	$4,585

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives including personnel additions, expansion into new markets, development of our digitial platform and the utilization of scorecard models, capital levels, the effect of future market and industry trends including competitive trends in the nonprime consumer finance markets, the Corporation’s and each business segment’s loan portfolio and business prospects related to each segment’s loan portfolio, asset quality and adequacy of the allowance for loan losses and the level of future charge-offs, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends with respect to the levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, and the effects of future interest rate levels and fluctuations, the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK), adequacy of the allowance for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Board of Governors of the Federal Reserve System (the Federal Reserve Board)  including changes to the federal funds rate, capital requirements, growth strategy, hedging strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors", of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

Loans Acquired in a Business Combination:  Loans acquired in the acquisition of CVBK and its subsidiary CVB were segregated between (i) PCI loans and (ii) purchased performing loans and were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses.

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

For further information concerning accounting policies, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Financial Performance Measures

Net income for the Corporation was $2.7 million for the first quarter of 2017, or $0.78 per common share assuming dilution, compared with net income of $2.5 million for the first quarter of 2016, or $0.72 per common share assuming dilution. The increase in net income for the first quarter of 2017, as compared to the same period of 2016, resulted from higher earnings at the Retail Banking segment, offset in part by lower earnings at the Consumer Finance and Mortgage Banking segments.

The Corporation’s annualized ROE and ROA were 7.86 percent and 0.76 percent, respectively, for the first quarter of 2017, compared to 7.51 percent and 0.71 percent, respectively, for the first quarter of 2016.   The increases in ROE and ROA for the first quarter of 2017, compared to the same period in 2016, resulted from higher earnings.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $1.8 million for the first quarter of 2017, compared to net income of $1.3 million for the first quarter of 2016.  Positive factors influencing net income of the Retail Banking segment for the first quarter of 2017 include: (1) the effect of loan growth on interest income, as average loans at C&F Bank increased $72.7 million or 11.7 percent during the first quarter 2017 over the first quarter 2016, (2) an increase in service charge income, and (3) a lower cost of borrowings resulting from the maturity and restructuring of a portion of the Bank’s higher-rate FHLB advances, which occurred in the third quarter of 2016. Partially offsetting these positive factors were (1) a decline in the yield on the investment portfolio due to replacing matured and called securities with lower-yielding securities and (2) higher operating expenses associated with strengthening C&F Bank’s technology infrastructure, growing its commercial lending teams, expanding its product offerings and promoting brand awareness.

The results for the first quarter of 2017 for the Retail Banking segment included acquisition accounting adjustments recorded in connection with the 2013 acquisition of CVB. The net accretion attributable to these adjustments recognized in the first quarter of 2017 was $214,000, net of taxes, compared to $206,000, net of taxes, for the first quarter of 2016.

C&F Bank’s total nonperforming assets were $9.1 million at March 31, 2017, compared to $4.4 million at December 31, 2016. Nonperforming assets at March 31, 2017 included $8.7 million in nonaccrual loans, compared to $4.2 million at December 31, 2016, and $376,000 in OREO, compared to $195,000 at December 31, 2016. The increase in nonaccrual loans during the first quarter of 2017 was due primarily to two commercial relationships totaling $6.5 million. One of these relationships totaling $4.6 million was restructured during the first quarter of 2017 and is reported in troubled debt restructurings (TDR) at March 31, 2017. The second relationship totaling $1.9 million has been restructured and classified as a TDR subsequent to March 31, 2017. Both of these relationships were previously identified as problem credits and classified accordingly. Specific reserves have also been established, which management believes are adequate to absorb probable losses on these loans. The OREO increase during the first quarter of 2017 was primarily due to the transfer of two residential properties to OREO.

Mortgage Banking:  The Mortgage Banking segment reported net income of $297,000 for the first quarter of 2017, compared to net income of $322,000 for the first quarter of 2016. The Mortgage Banking segment began an expansion in Chesapeake, Virginia in the fourth quarter of 2016. This expansion contributed to both (1) higher loan production during the first quarter of 2017, which increased in total at the Mortgage Banking segment 35.7 percent over the first quarter of 2016 and resulted in higher gains on sales of loans, and (2) higher fixed personnel and overhead costs, which resulted in a slight decline in earnings during the first quarter of 2017. Loan origination volume for the first quarter of 2017 increased to $141.1 million from $104.0 million in the first quarter of 2016. The amount of loan originations during the first quarter of 2017 for refinancings and home purchases were $22.6 million and $118.5 million, respectively, compared to $21.8 million and $82.1 million, respectively, for the first quarter of 2016.

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

Consumer Finance:  The Consumer Finance segment reported net income of $942,000 for the first quarter of 2017, compared to net income of $1.1 million for the first quarter of 2016. The decline in net income for the first quarter of 2017, compared to the first quarter of 2016, was principally due to (1) net interest margin compression with lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics and (2) higher-cost variable-rate borrowings resulting from increases in short-term interest rates since March 31, 2016. Partially offsetting the negative effects of rates on net interest income was organic loan growth, which increased average loans $9.3 million during the first quarter of 2017, as compared to the first quarter of 2016. C&F Finance implemented a scorecard model in 2016 that is providing underwriting efficiencies and generating more competitive pricing, which, along with personnel additions in certain major markets, contributed to loan growth since March 31, 2016.

The results of the Consumer Finance segment included a $4.3 million provision for loan losses for the first quarter of 2017, compared to $4.6 million for the first quarter of 2016. The annualized net charge-off ratio for the first quarter of 2017 was 6.11 percent, compared to 6.19 percent for the first quarter of 2016. The allowance for loan losses to total loans increased to 8.41 percent at March 31, 2017, compared to 8.40 percent at December 31, 2016. At March 31, 2017, total delinquent loans as a percentage of total loans declined to 3.00 percent from 5.15 percent at December 31, 2016, but increased from 2.83 percent at March 31, 2016. At March 31, 2017, repossessed assets totaled $2.1 million, compared to $3.1 million at December 31, 2016 and $1.9 million at March 31, 2016. Management believes that the current allowance for loan losses is adequate to absorb probable losses inherent in the consumer finance loan portfolio and expects that loan purchases with higher credit quality will help reduce future charge-offs. However, if factors influencing the Consumer Finance segment result in a higher net charge-off ratio in the future, the segment may need to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Other Segments:  Other segments, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported an aggregate net loss of $330,000 for the first quarter of 2017, compared to a net loss of $249,000 for the first quarter of 2016. The higher net loss during the first quarter of 2017 included lower earnings at the Corporation’s wealth management subsidiary due to costs associated with the subsidiary’s addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016.

Capital Management. Total shareholders' equity was $141.4 million at March 31, 2017, compared to $139.2 million at December 31, 2016. Capital growth resulted from earnings for the first quarter of 2017 and an increase in unrealized holding gains on securities available for sale, which is a component of accumulated other comprehensive income.  The increases were offset in part by dividends declared of 33 cents per share during the first quarter of 2017. The first quarter dividend was paid on April 1, 2017 and equated to a payout ratio of 42.3 percent of first quarter income. During the second quarter of 2016, the Corporation’s Board of Directors reauthorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5 million of the Corporation’s common stock through May 2017.  As of March 31, 2017, the Corporation had not used any of this authority and remained authorized to purchase up to $5.0 million of the Corporation’s common stock under the Repurchase Program. For more information about the Repurchase Program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” under the heading “Issuer Purchases of Equity Securities” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2017 and 2016.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 20 basis points to the yield on loans and 15 basis points to both the yield on interest earning assets and the net interest margin for the first quarter of 2017 compared to approximately 19 basis points to the yield on loans and 14 basis points to both  the yield on interest earning assets and the net interest margin for the first quarter of 2016. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$107,099	$581	2.17%	$102,250	$602	2.36%
Tax-exempt	104,946	1,307	4.98	112,707	1,485	5.27
Total securities	212,045	1,888	3.56	214,957	2,087	3.88
Total loans	1,025,074	20,382	8.06	942,143	20,230	8.64
Interest-bearing deposits in other banks	107,092	209	0.79	140,038	177	0.51
Total earning assets	1,344,211	22,479	6.77	1,297,138	22,494	6.97
Allowance for loan losses	(36,483)			(35,485)
Total non-earning assets	133,375			135,803
Total assets	$1,441,103			$1,397,456

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$226,153	$123	0.22%	$219,107	$130	0.24%
Money market deposit accounts	217,836	143	0.27	210,181	142	0.27
Savings accounts	106,117	21	0.08	101,078	20	0.08
Certificates of deposit, $100 or more	159,997	410	1.04	138,468	358	1.04
Other certificates of deposit	182,134	438	0.98	199,060	451	0.91
Total time and savings deposits	892,237	1,135	0.52	867,894	1,101	0.51
Borrowings	164,747	1,135	2.80	175,563	1,161	2.62
Total interest-bearing liabilities	1,056,984	2,270	0.87	1,043,457	2,262	0.86
Demand deposits	220,732			198,424
Other liabilities	24,381			23,248
Total liabilities	1,302,097			1,265,129
Shareholders’ equity	139,006			132,327
Total liabilities and shareholders’ equity	$1,441,103			$1,397,456
Net interest income		$20,209			$20,232
Interest rate spread			5.90%			6.11%
Interest expense to average earning assets (annualized)			0.69%			0.70%
Net interest margin (annualized)			6.09%			6.28%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the period-to-period changes in the components of net interest income on a taxable-equivalent basis. The Corporation calculates the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each. Loans include both nonaccrual loans and loans held for sale.

TABLE 2: Rate-Volume Recap

	Three Months Ended March 31, 2017 from 2016
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(6,112)	$6,264	$152
Securities:
Taxable	(157)	136	(21)
Tax-exempt	(79)	(99)	(178)
Interest-bearing deposits in other banks	258	(226)	32
Total interest income	(6,090)	6,075	(15)
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(29)	22	(7)
Money market deposit accounts	(11)	12	1
Savings accounts	—	1	1
Certificates of deposit, $100 or more	(2)	54	52
Other certificates of deposit	135	(148)	(13)
Total time and savings deposits	93	(59)	34
Borrowings	285	(311)	(26)
Total interest expense	378	(370)	8
Change in net interest income	$(6,468)	$6,445	$(23)

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2017 was $20.21 million, compared to $20.23 million for the three months ended March 31, 2016. The annualized net interest margin for the first quarter of 2017 decreased 19 basis points to 6.09 percent, compared to 6.28 percent for the first quarter of 2016. The decrease resulted from a decline in the yield on interest-earning assets of 20 basis points, which was primarily attributable to decreases in the yields on the loan and investment securities portfolios. These decreases were somewhat offset by a shift in the composition of earning assets as growth in the higher-yielding loan portfolio was funded in part by a decline in lower-yielding deposits in other banks. While the cost of interest-bearing liabilities in the first quarter of 2017 increased one basis point, deposits continued to shift from higher-cost term deposits to lower-cost non-term deposits, as described below.

Average loans, which includes both loans held for investment and loans held for sale, increased $82.9 million to $1.0 billion for the first quarter of 2017, compared to the same period of 2016. Average loans held for sale did not have a significant effect on the change in average loans because there was only a $1.1 million increase in average loans held for sale during the first quarter of 2017 over the first quarter of 2016. Average loans held for investment for the Retail Banking segment increased $72.7 million, or 11.7 percent, for the first quarter of 2017, compared to the same period in 2016.  Average loans at the Retail Banking segment increased for the first quarter of 2017 because of growth in the  commercial real estate and real estate mortgage segments of the loan portfolio, which was driven by investing in experienced commercial lending personnel over the past several years and the continued strong loan demand in the real estate development and construction sectors of our markets. Average loans held for investment at the Consumer Finance segment increased $9.3 million, or 3.2 percent, for the first quarter of 2017, compared to the same period of 2016, which was the result of organic loan growth since March 31, 2016.

The overall yield on average loans decreased 58 basis points to 8.06 percent for the first quarter of 2017, compared to the same period of 2016. The decrease in the average loan yield was due to (1) loan growth at the Retail Banking segment, which has lower yields, outpacing growth in higher-yielding loans at the Consumer Finance segment and (2) the decline in the average yield on loans at the Retail Banking, Mortgage Banking and Consumer Finance segments. The Bank’s average loan yield has declined due to the effects of the low interest rate and competitive environment on new originations and renewals.  The low interest rate environment also contributed to a decline in the yield on loans held for sale at the Mortgage Banking segment. The Consumer Finance segment’s yield has been affected by the continued competitive pressure on loan pricing strategies and a strategic decision to purchase loans with higher credit quality metrics, but lower yields.

Average securities available for sale decreased $2.9 million for the first quarter of 2017, compared to the same period of 2016, as a result of securities maturities and calls. The average yield on the securities portfolio decreased 32 basis points for the first quarter of 2017, due to the (1) purchase of lower-yielding shorter-term securities to replace maturities and calls of longer-term, higher yielding securities and (2) the current interest rate environment. The Corporation has shortened the security portfolio’s duration by investing in lower-yielding, shorter-term securities in order to mitigate interest-rate risk of a potential future rising interest rate environment.

Average interest-bearing deposits in other banks, consisting primarily of excess reserves maintained at the Federal Reserve Bank, decreased $32.9 million during the first quarter of 2017, compared to the first quarter of 2016, because the Corporation used these funds to partially fund loan growth during 2016 and 2017. The average yield on these overnight funds increased 28 basis points during the first quarter of 2017 because of the Federal Reserve Bank’s increases in the interest rate on excess reserve balances from 0.50 percent in December 2015 to 1.00 percent by the end of the first quarter of 2017.

Average interest-bearing time and non-term savings and demand deposits increased $4.6 million and $19.7 million, respectively, for the first quarter of 2017, compared to the same period in 2016. The average cost of interest-bearing deposits increased one basis point during the first quarter of 2017.

Average borrowings decreased $10.8 million for the first quarter of 2017, compared to the same period of 2016. The decrease resulted from the repayment during 2016 of the borrowings used to purchase a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings increased 18 basis points during the first quarter of 2017, as compared to the same period of 2016, because of increases in one-month LIBOR to which variable rate borrowing at the Consumer Finance segment is indexed, which was offset in part by a lower cost of borrowings at the Bank resulting from the maturity and restructuring of higher-rate FHLB advances during 2016.

The Corporation believes that it will be challenging to maintain the Retail Banking segment’s net interest margin at its current level, even with anticipated loan growth during 2017, because the current low interest rate environment has contributed to lower yields on both the loan and investment portfolios. In addition, the recent increase in the federal funds rate may provide stimulus for higher-costing deposits, which reprice faster than loans and investments when interest rates rise. The net interest margin at the Consumer Finance segment will be most affected by continued market competition and lower yields on higher-quality loans and the recent increase in the federal funds rate triggering higher-costing variable-rate borrowings.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended March 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,943	$—	$—	$1,943
Service charges on deposit accounts	1,069	—	—	—	1,069
Other service charges and fees	1,144	900	2	—	2,046
Net gains on calls and sales of available for sale securities	1	—	—	—	1
Wealth management services income	—	—	—	378	378
BOLI income	84	—	—	—	84
Other income	202	187	230	6	625
Total noninterest income	$2,500	$3,030	$232	$384	$6,146

	Three Months Ended March 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,730	$—	$—	$1,730
Service charges on deposit accounts	963	—	—	—	963
Other service charges and fees	1,051	630	3	—	1,684
Net gains on calls and sales of available for sale securities	1	—	—	—	1
Wealth management services income	—	—	—	276	276
BOLI income	86	—	—	—	86
Other income	61	113	229	20	423
Total noninterest income	$2,162	$2,473	$232	$296	$5,163

Total noninterest income increased $983,000, or 19.0 percent, in the first quarter of 2017, compared to the same period in 2016. The increases in total noninterest income were primarily due to higher (1) gains on sales of loans and ancillary loan origination fees at the Mortgage Banking segment because of higher loan production, (2) debit card interchange income at the Retail Banking segment, (3) overdraft charges at the Retail Banking segment, (4) wealth management income at C&F Wealth Management because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016, and (5)  appreciation related to the non-qualified deferred compensation plan.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended March 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,235	$1,483	$2,412	$539	$10,669
Occupancy expense	1,858	496	250	17	2,621
OREO expenses	24	—	—	—	24
Provision for indemnification losses	—	35	—	—	35
Other expenses	2,561	748	1,003	184	4,496
Total other expenses	2,585	783	1,003	184	4,555
Total noninterest expense	$10,678	$2,762	$3,665	$740	$17,845

	Three Months Ended March 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,008	$1,184	$2,627	$352	$10,171
Occupancy expense	1,727	413	192	2	2,334
OREO expenses	56	—	—	—	56
Provision for indemnification losses	—	52	—	—	52
Other expenses	2,649	536	1,136	156	4,477
Total other expenses	2,705	588	1,136	156	4,585
Total noninterest expense	$10,440	$2,185	$3,955	$510	$17,090

Total noninterest expenses increased $755,000, or 4.4 percent, in the first quarter of 2017, compared to the same period in 2016. The increase in noninterest expenses resulted primarily from higher personnel costs at (1) C&F Bank principally because of increased staff levels and support positions associated with growing C&F Bank's commercial loan portfolio, including its expansion into Charlottesville, Virginia in June 2016, (2) C&F Mortgage because of higher loan production and the Mortgage Banking segment’s expansion into Chesapeake, Virginia, which began in the fourth quarter of 2016, and (3) the Corporation’s wealth management subsidiary because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016. Occupancy expense increased (1) at the Bank, C&F Mortgage, and at C&F Finance due to expenses associated with strengthening the technology infrastructure and (2) at the Bank, C&F Mortgage, and C&F Wealth Management due to higher rent expense for the addition of locations in Charlottesville, Chesapeake, and Williamsburg, respectively.  These increases in noninterest expenses were offset in part at C&F Finance by lower (1) personnel costs due to fewer sales contracts purchased during the first quarter of 2017, (2) repossession expenses due to normal fluctuations in the timing of repossessed asset sales and (3) collection expenses due to additional costs associated with the transition to new systems in the first quarter of 2016.

Income Taxes

Income tax expense for the first quarter of 2017 was $921,000 resulting in an effective tax rate of 25.2 percent, compared with $692,000, or 21.8 percent, for the first quarter of 2016. The increase in the effective tax rate in the first quarter of 2017, compared to the same period of 2016, resulted at the Retail Banking segment from lower tax credits and slightly higher amortization associated with its investment in qualified affordable housing projects and a decline in tax-exempt income on investment securities as a percentage of total income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Allowance, beginning of period	$37,066	$35,569
Provision for loan losses:
Retail Banking segment	100	—
Mortgage Banking segment	—	—
Consumer Finance segment	4,300	4,600
Total provision for loan losses	4,400	4,600
Loans charged off:
Real estate—residential mortgage	(5)	—
Commercial, financial and agricultural[1]	(153)	(35)
Equity lines	—	(55)
Consumer	(62)	(71)
Consumer finance	(5,678)	(5,601)
Total loans charged off	(5,898)	(5,762)
Recoveries of loans previously charged off:
Real estate—residential mortgage	14	26
Commercial, financial and agricultural[1]	7	160
Consumer	41	127
Consumer finance	1,104	1,118
Total recoveries	1,166	1,431
Net loans charged off	(4,732)	(4,331)
Allowance, end of period	$36,734	$35,838
Ratio of annualized net charge-offs (recoveries) to average total loans outstanding during period for Retail Banking	0.02%	(0.10)%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance[2]	6.11%	6.19%

1Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

[2]

The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of increasing the annualized net charge-off ratio by 23 basis points and 55 basis points for the three months ended March 31, 2017 and 2016, respectively.

Table 6 presents the allocation of the allowance for loan losses at March 31, 2017 and December 31, 2016.

TABLE 6: Allocation of Allowance for Loan Losses

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,535	$2,559
Real estate—construction [1]	741	816
Commercial, financial and agricultural [2]	7,506	7,393
Equity lines	712	685
Consumer	162	261
Consumer finance	25,078	25,352
Total allowance for loan losses	$36,734	$37,066
Ratio of loans to total period-end loans:
Real estate—residential mortgage	19%	19%
Real estate—construction [1]	5	6
Commercial, financial and agricultural [2]	40	39
Equity lines	5	5
Consumer	1	1
Consumer finance	30	30
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$183,451	$1,925	$3,374	$1,019	$189,769
Real estate – construction [2]	50,693	—	—	—	50,693
Commercial, financial and agricultural [3]	371,131	3,703	18,008	7,011	399,853
Equity lines	49,729	528	178	712	51,147
Consumer	10,671	—	331	2	11,004
	$665,675	$6,156	$21,891	$8,744	$702,466

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$297,977	$384	$298,361

[1]	At March 31, 2017, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the 2013 acquisition of CVB of $51.3 million pass rated, $2.2 million special mention, $2.9 million substandard and $2.1 million substandard nonaccrual.

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

Included in the table above are loans purchased in connection with the 2013 acquisition of CVB of $54.1 million pass rated, $2.6 million special mention, $5.7 million substandard and $196,000 substandard nonaccrual.

The Retail Banking segment's allowance for loan losses as of March 31, 2017 decreased $58,000 since December 31, 2016 as a result of net charge-offs, which were partially offset by a $100,000 provision for loan losses at the Retail Banking segment during the first quarter of 2017 because of an increase in specific reserves related to nonaccrual loans as discussed below. The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.60 percent at March 31, 2017, compared to 1.63 percent at December 31, 2016, because of loan growth during the first quarter of 2017. We believe that the current level of the allowance for loan losses at the Retail Banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the Retail Banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses decreased $274,000 to $25.1 million at March 31, 2017 from $25.4 million at December 31, 2016, and its provision for loan losses decreased $300,000 for the first quarter of 2017, compared to the same period in 2016. The decrease in the allowance and the lower provision resulted from a decline in total loans and a decrease in delinquent loans as a percentage of total loans since December 31, 2016. The allowance for loan losses as a percentage of loans increased to 8.41 percent at March 31, 2017, from 8.40 percent at December 31, 2016. While there was no significant fluctuation in net charge-offs, repossessed assets and past due loans increased at March 31, 2017, compared to March 31, 2016. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb probable losses inherent in the loan portfolio.

Nonperforming Assets

Table 8 summarizes nonperforming assets at March 31, 2017 and December 31, 2016.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Loans, excluding purchased loans	$640,787	$629,523
Purchased performing loans[1]	51,024	53,329
Purchased credit impaired loans[1]	7,409	9,256
Total loans	$699,220	$692,108

Nonaccrual loans[2]	$6,627	$4,039
Purchased performing-nonaccrual loans[3]	2,076	196
Total nonaccrual loans	8,703	4,235
OREO[4]	376	195
Total nonperforming assets[5]	$9,079	$4,430

Accruing loans past due for 90 days or more[6]	$1,406	$6
Troubled debt restructurings (TDRs)[2]	$9,210	$4,964
Purchased performing TDRs[7]	$846	$861
Allowance for loan losses (ALL)	$11,058	$11,115
Nonperforming assets to total loans and OREO	1.30%	0.64%
ALL to total loans, excluding purchased credit impaired loans[8]	1.60	1.63
ALL to total nonaccrual loans	127.06	262.46

[1]

The loans acquired from CVB are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.7 million at March 31, 2017 and $2.9 million at December 31, 2016. The remaining discount for the purchased credit impaired loans was $10.1 million at March 31, 2017 and $10.5 million at December 31, 2016.

[2]	Nonaccrual loans include nonaccrual TDRs of $4.7 million at March 31, 2017 and $2.0 million at December 31, 2016.
[3]	Purchased performing-nonaccrual loans are presented net of the remaining interest and credit marks totaling $188,000 at March 31, 2017 and $137,000 at December 31, 2016.
[4]	OREO is recorded at its estimated fair value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $194,000 as of March 31, 2017 and $0 as of December 31, 2016.
[7]	Purchased performing TDRs are accruing and are presented net of the remaining interest and credit marks totaling $10,500 at March 31, 2017 and $11,300 at December 31, 2016.
[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded at the acquisition date for these loans.

Mortgage Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans	$41	$41
Total loans	$3,246	$3,275
ALL	$598	$598
Nonaccrual loans to total loans	1.26%	1.25%
ALL to loans	18.42	18.26
ALL to nonaccrual loans	1,458.54	1,458.54

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans	$384	$565
Accruing loans past due for 90 days or more	$—	$—
Total loans	$298,361	$301,845
ALL	$25,078	$25,353
Nonaccrual consumer finance loans to total consumer finance loans	0.13%	0.19%
ALL to total consumer finance loans[1]	8.41	8.40

[1]

The Consumer Finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the allowance to total loans ratio by 11 basis points at March 31, 2017 and 14 basis points at December 31, 2016.

Nonperforming assets of the Retail Banking segment totaled $9.1 million at March 31, 2017, compared to $4.4 million at December 31, 2016. The Retail Banking segment's nonperforming assets included $8.7 million of nonaccrual loans at March 31, 2017, compared to $4.2 million at December 31, 2016, and $376,000 of OREO at March 31, 2017, compared to $195,000 at December 31, 2016.  The increase in nonaccrual loans during the first quarter of 2017 was primarily due to two commercial relationships totaling $6.5 million. One of these relationships totaling $4.6 million was restructured during the first quarter of 2017 and is reported in troubled debt restructurings (TDR) at March 31, 2017. The second relationship totaling $1.9 million has been restructured and classified as a TDR subsequent to March 31, 2017. Both of these relationships were previously identified as problem credits and classified accordingly. Specific reserves have also been established, which management believes are adequate to absorb probable losses on these loans. The OREO increase during the first quarter of 2017 was primarily due to the transfer of two residential properties to OREO. Accruing loans past due for 90 days or more increased to $1.4 million at March 31, 2017, as compared to $6,000 at December 31, 2016.  This increase was primarily due to one commercial relationship, which is adequately secured and is in the process of collection.  We believe we have provided adequate loan loss reserves based on our evaluations of the collectability of loans, which considers trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect borrowers’ ability to repay and collateral values, overall portfolio quality and review of specific potential losses.

Nonaccrual loans at the Consumer Finance segment were $384,000 at March 31, 2017, compared to $565,000 at December 31, 2016. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.  Repossessed assets at March 31, 2017 were $2.1 million, compared to $3.1 million at December 31, 2016 and $2.0 million at March 31, 2016.

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

TABLE 9: Impaired Loans

Impaired loans, which included TDR loans of $10.1 million, and the related allowance at March 31, 2017, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,597	$1,935	$1,615	$313	$3,561	$46
Commercial, financial and agricultural:
Commercial real estate lending	8,021	489	7,430	855	7,979	19
Commercial business lending	133	63	66	38	134	1
Equity lines	32	—	30	30	32	—
Consumer	321	—	322	6	321	3
Total	$12,104	$2,487	$9,463	$1,242	$12,027	$69

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

TDRs at March 31, 2017 and December 31, 2016 were as follows:

TABLE 10: Troubled Debt Restructurings

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Accruing TDRs	$5,317	$3,851
Nonaccrual TDRs[1]	4,739	1,974
Total TDRs[2]	$10,056	$5,825

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

While TDRs are considered impaired loans, not all TDRs are on nonaccrual status.  If a loan was on nonaccrual status at the time of the TDR modification, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the Corporation’s policy for returning loans to accrual status. If a loan was accruing prior to being modified as a TDR and if management concludes that the borrower is able to make such modified payments, and there are no other factors or circumstances that would cause management to conclude otherwise, the TDR will remain on an accruing status.

FINANCIAL CONDITION

At March 31, 2017, the Corporation had total assets of $1.5 billion, which was an increase of $12.5 million since December 31, 2016. The increase resulted primarily from deposit growth, which funded increases in total cash and cash equivalents of $17.3 million, loans held for investment of $3.9 million, and $3.1 million in investment securities.  Offsetting these increases was a decrease of $10.8 million in loans held for sale.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$189,769	19%	$188,264	19%
Real estate—construction [1]	50,693	5	55,732	6
Commercial, financial, and agricultural [2]	399,853	40	390,388	39
Equity lines	51,147	5	52,600	5
Consumer	11,004	1	8,399	1
Consumer finance	298,361	30	301,845	30
Total loans	1,000,827	100%	997,228	100%
Less allowance for loan losses	(36,734)		(37,066)
Total loans, net	$964,093		$960,162

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2017 and December 31, 2016, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$16,672	8%	$16,112	8%
Mortgage-backed securities	82,593	39	76,816	36
Obligations of states and political subdivisions	113,814	53	117,098	56
Total available for sale securities at fair value	$213,079	100%	$210,026	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at March 31, 2017 and December 31, 2016, see Part I, Item 1, "Financial Statements" under the heading "Note 2: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2017, deposits increased $12.6 million to $1.13 billion at March 31, 2017, compared to $1.12 billion at December 31, 2016. This increase resulted primarily from an $18.0 million increase in non-interest bearing demand deposits and a $1.3 million increase in time deposits. Partially offsetting these increases was a $6.7 million decrease in savings and interest-bearing demand deposits resulting primarily from the cyclical decline in municipal deposits.

The Corporation had $3.2 million in brokered money market deposits outstanding at March 31, 2017. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $165.8 million at March 31, 2017 from $164.6 million at December 31, 2016 as a result of repurchase arrangements with commercial deposit customers.

Off-Balance Sheet Arrangements

As of March 31, 2017, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Contractual Obligations

As of March 31, 2017, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At March 31, 2017, certain of the cash flow hedges had a fair value of $21,000, which is recorded in other assets and certain of the cash flow hedges had a fair value of ($11,000), which is recorded in other liabilities. The cash flow hedges were fully effective at March 31, 2017.  Therefore, the net gain on cash flow hedges was recognized  as a component of other comprehensive income, net of deferred income taxes.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $50.1 million.  At March 31, 2017, the interest rate swaps had a net fair value of zero, with $1.1 million recognized in other assets and $1.1 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair values are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $226.1 million at March 31, 2017, compared to $199.1 million at December 31, 2016. The increase since December 31, 2016 is primarily the result of growth in deposits in excess of loan funding needs. The Corporation’s funding sources at March 31, 2017 are presented in Table 13.

TABLE 13: Funding Sources

	March 31, 2017
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	155,476	47,000	108,476
Borrowings from Federal Reserve Bank	13,605	—	13,605
Revolving line of credit	120,000	75,029	44,971
Total	$409,081	$127,029	$282,052

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total Capital (to Risk-Weighted Assets)
Corporation	$164,154	14.3%	$91,699	8.0%	N/A	N/A
C&F Bank	165,595	14.4	91,821	8.0	$114,776	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	149,488	13.0	68,774	6.0	N/A	N/A
C&F Bank	150,966	13.2	68,866	6.0	91,821	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	124,621	10.9	51,581	4.5	N/A	N/A
C&F Bank	150,966	13.2	51,649	4.5	74,604	6.5
Tier 1 Capital (to Average Assets)
Corporation	149,488	10.5	56,922	4.0	N/A	N/A
C&F Bank	150,966	10.6	56,958	4.0	71,198	5.0

As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Corporation	$159,525	13.9%	$91,695	8.0%	N/A	N/A
C&F Bank	160,971	14.0	91,772	8.0	$114,716	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	144,819	12.6	68,772	6.0	N/A	N/A
C&F Bank	146,307	12.8	68,829	6.0	91,772	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	120,085	10.5	51,579	4.5	N/A	N/A
C&F Bank	146,307	12.8	51,622	4.5	74,565	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	144,819	10.3	56,463	4.0	N/A	N/A
C&F Bank	146,307	10.2	57,097	4.0	71,371	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 15: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%.  Accordingly, at March 31, 2017, the Corporation and the Bank were required to maintain a capital conservation buffer of 1.25%.  At March 31, 2017, the Corporation exceeded the total capital conservation buffer by 507 basis points, and the Bank exceeded the total capital conservation buffer by 518 basis points.  Also at March 31, 2017, the Corporation and the Bank exceeded the CET1 capital conservation buffer by 625 basis points and 740 basis points, respectively.

The Corporation's capital resources may be further affected by the Corporation's Repurchase Program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2016. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 2017. As of March 31, 2017, $5.0 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As previously described, the Corporation has a Repurchase Program that is authorized through May 2017. As of March 31, 2017, $5.0 million of the Corporation’s common stock, which is the total amount authorized, may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2017.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
January 1, 2017 - January 31, 2017[1]	4,049	$45.82	—	$5,000
February 1, 2017 - February 28, 2017	—	—	—	5,000
March 1, 2017 - March 31, 2017	—	—	—	5,000
Total	4,049	$45.82	—	$5,000

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

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

10.9	C&F Financial Corporation Management Incentive Plan dated February 21, 2017 (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 7, 2017)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

__________

*Indicates management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 8, 2017	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2017		/s/ Jason E. Long
Jason E. Long
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)