Form 10-Q
period 2017-06-30
C & F FINANCIAL CORP
filed 2017-08-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

At August 4, 2017, the latest practicable date for determination,  3,487,223 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30,	December 31,
	2017	2016
Assets	(unaudited)	*
Cash and due from banks	$12,560	$12,892
Interest-bearing deposits in other banks	106,337	90,309
Total cash and cash equivalents	118,897	103,201
Securities—available for sale at fair value, amortized cost of $210,340 and $207,893, respectively	213,036	210,026
Loans held for sale, at fair value	47,326	52,027
Loans, net of allowance for loan losses of $36,496 and $37,066, respectively	957,072	960,162
Restricted stocks, at cost	3,443	3,403
Corporate premises and equipment, net	35,544	35,804
Other real estate owned, net of valuation allowance of $57 and $86, respectively	284	195
Accrued interest receivable	6,885	7,261
Goodwill	14,425	14,425
Core deposit and other amortizable intangibles, net	1,903	2,269
Bank-owned life insurance	15,294	15,103
Other assets	49,970	48,116
Total assets	$1,464,079	$1,451,992

Liabilities
Deposits
Noninterest-bearing demand deposits	$239,612	$218,655
Savings and interest-bearing demand deposits	539,965	556,851
Time deposits	348,622	344,415
Total deposits	1,128,199	1,119,921
Short-term borrowings	13,243	12,363
Long-term borrowings	127,029	127,029
Trust preferred capital notes	25,192	25,175
Accrued interest payable	725	703
Other liabilities	24,786	27,587
Total liabilities	1,319,174	1,312,778

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,486,476 and 3,472,561 shares issued and outstanding, respectively, includes 139,130 and 141,755 of unvested shares, respectively)	3,347	3,331
Additional paid-in capital	12,416	11,705
Retained earnings	129,732	125,162
Accumulated other comprehensive loss, net	(590)	(984)
Total shareholders’ equity	144,905	139,214
Total liabilities and shareholders’ equity	$1,464,079	$1,451,992

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$20,697	$20,636	$41,065	$40,842
Interest on interest-bearing deposits and federal funds sold	278	143	487	320
Interest and dividends on securities
U.S. government agencies and corporations	86	85	164	186
Mortgage-backed securities	370	312	708	646
Tax-exempt obligations of states and political subdivisions	817	954	1,680	1,935
Taxable obligations of states and political subdivisions	60	45	112	91
Corporate bonds and other	115	128	228	248
Total interest income	22,423	22,303	44,444	44,268
Interest expense
Savings and interest-bearing deposits	281	267	568	559
Time deposits	879	802	1,727	1,611
Borrowings	906	861	1,758	1,739
Trust preferred capital notes	279	288	562	571
Total interest expense	2,345	2,218	4,615	4,480
Net interest income	20,078	20,085	39,829	39,788
Provision for loan losses	3,100	3,600	7,500	8,200
Net interest income after provision for loan losses	16,978	16,485	32,329	31,588
Noninterest income
Gains on sales of loans	2,619	2,552	4,562	4,282
Service charges on deposit accounts	1,109	1,041	2,178	2,004
Other service charges and fees	2,287	2,363	4,333	4,047
Net gains on calls and sales of available for sale securities	7	44	8	45
Wealth management services income	428	315	750	591
Other	839	1,408	1,604	1,917
Total noninterest income	7,289	7,723	13,435	12,886
Noninterest expenses
Salaries and employee benefits	11,061	10,522	21,730	20,693
Occupancy	2,632	2,365	5,253	4,699
Other	4,587	4,760	9,142	9,345
Total noninterest expenses	18,280	17,647	36,125	34,737
Income before income taxes	5,987	6,561	9,639	9,737
Income tax expense	1,848	1,855	2,769	2,547
Net income	$4,139	$4,706	$6,870	$7,190
Net income per share - basic	$1.19	$1.36	$1.97	$2.08
Net income per share - assuming dilution	$1.19	$1.36	$1.97	$2.08
Weighted average number of shares outstanding - basic	3,486,997	3,451,746	3,485,002	3,450,188
Weighted average number of shares outstanding - assuming dilution	3,486,997	3,453,136	3,485,160	3,451,438

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,139	$4,706	$6,870	$7,190
Other comprehensive income:
Changes in defined benefit plan assets and benefit obligations
Changes in net loss arising during the period[1]	36	38	74	76
Tax effect	(12)	(13)	(25)	(26)
Amortization of prior service cost arising during the period[1]	(15)	(15)	(30)	(30)
Tax effect	6	5	11	10
Net of tax amount	15	15	30	30

Unrealized losses on cash flow hedging instruments
Unrealized holding losses arising during the period	(68)	(134)	(3)	(672)
Tax effect	26	53	1	241
Net of tax amount	(42)	(81)	(2)	(431)

Unrealized holding gains on securities
Unrealized holding gains arising during the period	265	755	571	2,439
Tax effect	(93)	(264)	(200)	(853)
Reclassification adjustment for gains included in net income[2]	(7)	(44)	(8)	(45)
Tax effect	3	15	3	15
Net of tax amount	168	462	366	1,556
Other comprehensive income	141	396	394	1,155
Comprehensive income	$4,280	$5,102	$7,264	$8,345

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

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2016	$3,331	$11,705	$125,162	$(984)	$139,214
Comprehensive income:
Net income	—	—	6,870	—	6,870
Other comprehensive income	—	—	—	394	394
Stock options exercised	2	81	—	—	83
Share-based compensation	—	754	—	—	754
Restricted stock vested	17	(17)	—	—	—
Common stock issued	1	74	—	—	75
Common stock purchased	(4)	(181)	—	—	(185)
Cash dividends declared – common stock ($0.66 per share)	—	—	(2,300)	—	(2,300)
Balance June 30, 2017	$3,347	$12,416	$129,732	$(590)	$144,905

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2015	$3,301	$10,420	$116,167	$1,171	$131,059
Comprehensive income:
Net income	—	—	7,190	—	7,190
Other comprehensive income	—	—	—	1,155	1,155
Share-based compensation	—	615	—	—	615
Restricted stock vested	10	(10)	—	—	—
Common stock issued	2	72	—	—	74
Common stock purchased	(4)	(138)	—	—	(142)
Cash dividends declared – common stock ($0.64 per share)	—	—	(2,209)	—	(2,209)
Balance June 30, 2016	$3,309	$10,959	$121,148	$2,326	$137,742

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$6,870	$7,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,305	1,275
Provision for loan losses	7,500	8,200
Provision for indemnifications	88	140
Provision for other real estate owned losses	—	70
Share-based compensation	754	615
Net accretion of certain acquisition-related fair value adjustments	(629)	(748)
Net amortization of discounts and amortization of premiums on securities	955	856
Realized gains on sales and calls of securities	(8)	(45)
Net realized losses (gains) on sales of other real estate owned	4	(98)
Net realized gains on sale of corporate premises and equipment	(2)	(183)
Income from bank-owned life insurance	(168)	(664)
Origination of loans held for sale	(349,908)	(280,047)
Proceeds from sales of loans held for sale	359,171	266,756
Gains on sales of loans held for sale	(4,562)	(4,282)
Change in other assets and liabilities:
Accrued interest receivable	376	(171)
Other assets	(1,963)	(1,699)
Accrued interest payable	22	13
Other liabilities	(2,892)	3,048
Net cash provided by operating activities	16,913	226
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale and payments on mortgage-backed securities	21,488	31,530
Purchases of securities available for sale	(24,742)	(22,381)
Net purchases of restricted stocks	(40)	(58)
Net increase in loans	(3,778)	(65,975)
Other real estate owned improvements	—	(20)
Proceeds from sales of other real estate owned	115	805
Purchases of corporate premises and equipment, net	(1,090)	(885)
Net cash used in investing activities	(8,047)	(56,984)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	4,071	9,984
Net increase (decrease) in time deposits	4,207	(5,158)
Net increase (decrease) in borrowings	879	(6,225)
Issuance of common stock	75	74
Purchase of common stock, including shares withheld to pay taxes	(185)	(142)
Proceeds from exercise of stock options	83	—
Cash dividends	(2,300)	(2,209)
Net cash provided by (used in) financing activities	6,830	(3,676)
Net increase (decrease) in cash and cash equivalents	15,696	(60,434)
Cash and cash equivalents at beginning of period	103,201	152,943
Cash and cash equivalents at end of period	$118,897	$92,509
Supplemental disclosure
Interest paid	$4,575	$4,449
Income taxes paid	2,890	1,230
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$563	$2,394
Transfers from loans to other real estate owned	208	394
Pension adjustment	44	46
Unrealized losses on cash flow hedging instruments	(3)	(672)

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

Adoption of New Accounting Standard:  During the fourth quarter of 2016, the Corporation adopted Accounting Standards Update (ASU) 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-Based Payment Accounting”.  This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense.  In accordance with the adoption provisions of ASU 2016-09, the results for the second quarter and first six months of 2016 include only the excess tax (expense) benefits attributable to the second quarter and first six months of 2016 of $(37,000) and $23,000, respectively.

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

Share-Based Compensation: Shared-based compensation expense, net of forfeitures, for the second quarter of 2017 and the first six months of 2017 was $351,000  ($217,000 after tax) and $754,000  ($467,000 after tax), respectively, for restricted stock granted during 2012 through 2017. As of June 30, 2017, there was $2.84 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2017 and 2016 is presented below:

	2017
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	141,755	$39.77
Granted	15,725	45.46
Vested	(16,760)	35.30
Forfeited	(1,590)	42.81
Unvested, June 30, 2017	139,130	$40.91

	2016
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	137,200	$36.50
Granted	17,265	38.39
Vested	(10,500)	31.04
Forfeited	(950)	38.88
Unvested, June 30, 2016	143,015	$37.11

Stock option activity during the six months ended June 30, 2017 and 2016 and stock options outstanding at June 30, 2017 and 2016 are summarized below.

Intrinsic
Value of
Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at December 31, 2016	2,250	$37.17	0.3	$29
Exercised	(2,250)	37.17
Options outstanding and exercisable at June 30, 2017	—	$—	—	$—

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at December 31, 2015	24,000	$38.39	0.8	$22
Expired	(12,000)	$39.60
Options outstanding and exercisable at June 30, 2016	12,000	$37.17	0.8	$91

*     Weighted average

Recent Significant Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” There have been several clarifying amendments issued by the FASB since the original issuance of this guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The guidance will be effective for public companies for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The number of years that revenue and the direct effects of change in accounting principle associated with ASU 2014-09 will be restated is dependent upon whether an entity uses a full retrospective approach or a modified retrospective approach. The Corporation is currently assessing the effect that ASU 2014-09 will have on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as part of its project on financial instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  For public business entities that are SEC filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Corporation is currently assessing the effect that ASU 2016-13 will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The amendments should be applied using a retrospective transition method to each period presented.  If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable.  Early adoption is permitted, including adoption in an interim period.  The Corporation does not expect the adoption of ASU 2016-15 to have a material effect on its financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 is effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted. The Corporation does not expect the adoption of ASU 2017-04 to have a material effect on its financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715)”, which requires an employer to disaggregate the service cost component from the other components of net benefit cost.  ASU 2017-07 provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted.  The Corporation does not expect the adoption of ASU 2017-07 to have a material effect on its financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20)”, which requires all entities that hold investments in callable debt securities at a premium to amortize the premium to the earliest call date.  ASU 2017-08 does not require an accounting change for securities held at a discount. ASU 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.  The Corporation does not expect the adoption of ASU 2017-08 to have a material effect on its financial statements.

In May 2017, the FASB issued ASU 2017‐09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Corporation does not expect the adoption of ASU 2017-09 to have a material effect on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at June  30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$17,012	$—	$(270)	$16,742
Mortgage-backed securities	84,355	297	(354)	84,298
Obligations of states and political subdivisions	108,973	3,181	(158)	111,996
	$210,340	$3,478	$(782)	$213,036

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,526	$—	$(414)	$16,112
Mortgage-backed securities	77,210	228	(622)	76,816
Obligations of states and political subdivisions	114,157	3,265	(324)	117,098
	$207,893	$3,493	$(1,360)	$210,026

The amortized cost and estimated fair value of securities at June 30, 2017, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$28,819	$28,952
Due after one year through five years	155,537	157,423
Due after five years through ten years	18,265	18,521
Due after ten years	7,719	8,140
	$210,340	$213,036

Proceeds from the maturities, calls and payments on available for sale securities for the three months ended June  30, 2017 and 2016 were $10.12 million and $18.34 million, respectively, resulting in gross realized gains of $11,000 and gross realized losses of $4,000 for the three months ended June  30, 2017 and gross realized gains of $8,000 for the three months ended June 30, 2016. There were no securities sales during the second quarter of 2017. Proceeds from the sales of available for sale securities for the second quarter of 2016 were $970,000, resulting in gross realized gains of $62,000 and gross realized losses of $26,000.

Proceeds from the maturities, calls and payments on available for sale securities for the first six months of 2017 and 2016 were $21.49 million and $20.52 million, respectively, resulting in gross realized gains of $12,000 and gross realized losses of $4,000 for the first six months of 2017 and gross realized gains of $9,000 for the first six months of 2016. There were no securities sales during the first half of 2017. Proceeds from the sales of available for sale securities for the first half of 2016 were $970,000, resulting in gross realized gains of $62,000 and gross realized losses of $26,000.

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $103.49 million and an aggregate fair value of $104.65 million were pledged at June 30, 2017. Securities with an aggregate amortized cost of $113.07 million and an aggregate fair value of $114.16. million were pledged at December 31, 2016.

Securities in an unrealized loss position at June 30, 2017, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$15,241	$270	$—	$—	$15,241	$270
Mortgage-backed securities	44,247	354	—	—	44,247	354
Obligations of states and political subdivisions	13,517	120	2,995	38	16,512	158
Total temporarily impaired securities	$73,005	$744	$2,995	$38	$76,000	$782

There were 117 debt securities totaling $76.00 million considered temporarily impaired at June 30, 2017. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. At June  30, 2017, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's or Moody's Investors Service. Of those in a net unrealized loss position, approximately 97 percent were rated “A” or better, as measured by market value, at June  30, 2017.  The Corporation considers all of its debt securities to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June  30, 2017 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.44 million at June 30, 2017 and consisted of both Federal Home Loan Bank (FHLB) stock and Community Bankers Bank (CBB) stock.  Restricted stocks are generally viewed as long-term investments, which are carried at cost because there is no market for the stock other than the FHLBs with respect to FHLB stock, or member institutions with respect to CBB stock. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at June 30, 2017 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Real estate – residential mortgage	$186,952	$188,264
Real estate – construction [1]	34,683	55,732
Commercial, financial and agricultural [2]	415,449	390,388
Equity lines	52,893	52,600
Consumer	12,334	8,399
Consumer finance	291,257	301,845
	993,568	997,228
Less allowance for loan losses	(36,496)	(37,066)
Loans, net	$957,072	$960,162

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $235,000 and $284,000 of demand deposit overdrafts at June 30, 2017 and December 31, 2016, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$16,628	$52,113	$68,741	$19,770	$56,213	$75,983
Carrying amount
Real estate – residential mortgage	$1,150	$12,948	$14,098	$1,219	$13,422	$14,641
Commercial, financial and agricultural[1]	5,322	26,321	31,643	7,759	28,615	36,374
Equity lines	270	10,198	10,468	278	11,178	11,456
Consumer	—	18	18	—	114	114
Total acquired loans	$6,742	$49,485	$56,227	$9,256	$53,329	$62,585

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Real estate – residential mortgage	$1,329	$1,652
Real estate – construction	—	—
Commercial, financial and agricultural:
Commercial real estate lending	6,507	1,619
Commercial business lending	52	131
Equity lines	721	757
Consumer	1	118
Consumer finance	497	565
Total loans on nonaccrual status	$9,107	$4,842

The past due status of loans as of June 30, 2017 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$916	$126	$703	$1,745	$1,150	$184,057	$186,952	$201
Real estate – construction:
Construction lending	—	—	—	—	—	29,095	29,095	—
Consumer lot lending	—	—	—	—	—	5,588	5,588	—
Commercial, financial and agricultural:
Commercial real estate lending	274	5,600	—	5,874	5,322	278,037	289,233	—
Land acquisition and development lending	—	—	—	—	—	40,546	40,546	—
Builder line lending	—	—	—	—	—	26,368	26,368	—
Commercial business lending	70	52	—	122	—	59,180	59,302	—
Equity lines	140	25	—	165	270	52,458	52,893	—
Consumer	75	2	2	79	—	12,255	12,334	10
Consumer finance	10,501	1,811	497	12,809	—	278,448	291,257	—
Total	$11,976	$7,616	$1,202	$20,794	$6,742	$966,032	$993,568	$211

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $188,000.

The table above includes the following:

•	nonaccrual loans that are current of $3.18 million, 30-59 days past due of $103,000, 60-89 days past due of $4.82 million and 90+ days past due of $1.00 million.
•	performing loans purchased in the acquisition of CVB that are current of $49.30 million, 30-59 days past due of $56,000 and 60-89 days past due of $125,000.

The past due status of loans as of December 31, 2016 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$848	$233	$184	$1,265	$1,219	$185,780	$188,264	$—
Real estate – construction:
Construction lending	—	—	—	—	—	47,062	47,062	—
Consumer lot lending	—	—	—	—	—	8,670	8,670	—
Commercial, financial and agricultural:
Commercial real estate lending	5,121	12	—	5,133	7,245	249,408	261,786	—
Land acquisition and development lending	—	—	—	—	—	43,472	43,472	—
Builder line lending	—	—	—	—	—	22,391	22,391	—
Commercial business lending	75	—	—	75	514	62,150	62,739	—
Equity lines	853	138	—	991	278	51,331	52,600	—
Consumer	22	—	118	140	—	8,259	8,399	6
Consumer finance	13,011	1,975	565	15,551	—	286,294	301,845	—
Total	$19,930	$2,358	$867	$23,155	$9,256	$964,817	$997,228	$6

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.04 million, 30-59 days past due of $570,000, 60‑89 days past due of $370,000 and 90+ days past due of $867,000.
•	performing loans purchased in the acquisition of CVB that are current of $52.64 million, 30-59 days past due of $532,000, 60-89 days past due of $143,000 and 90+ days past due of $17,000.

Loan modifications that were classified as troubled debt restructurings (TDRs) during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	—	$—	$—	2	$736	$760
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	3	2,142	2,142	2	131	131
Commercial business lending – term concession	—	—	—	1	25	25
Total	3	$2,142	$2,142	5	$892	$916

	Six Months Ended June 30,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	—	$—	$—	3	$793	$817
Commercial, financial and agricultural:
Commercial real estate lending – interest rate and term concession	3	4,646	4,646	—	—	—
Commercial real estate lending – interest rate concession	4	2,154	2,154	2	131	131
Commercial business lending – interest rate concession	—	—	—	1	100	100
Commercial business lending – term concession	—	—	—	1	25	25
Consumer – interest rate concession	—	—	—	1	291	291
Total	7	$6,800	$6,800	8	$1,340	$1,364

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR payment defaults during the three and six months ended June 30, 2017 and 2016.

Impaired loans, which consisted solely of TDRs, and the related allowance at June 30, 2017 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,504	$1,257	$2,137	$304	$3,479	$87
Commercial, financial and agricultural:
Commercial real estate lending	8,190	1,065	6,932	963	8,207	42
Commercial business lending	123	60	61	33	128	2
Equity lines	32	—	31	31	32	1
Consumer	321	—	322	3	321	6
Total	$12,170	$2,382	$9,483	$1,334	$12,167	$138

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

PCI loans had an unpaid principal balance of $16.63 million and a carrying value of $6.74 million at June 30, 2017. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of the previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the six months ended June 30, 2017:

	June 30,
(Dollars in thousands)	2017	2016
Accretable yield, balance at beginning of period	$8,637	$10,419
Accretion	(1,318)	(1,029)
Reclassification of nonaccretable difference due to improvement in expected cash flows	561	656
Other changes, net	(239)	(302)
Accretable yield, balance at end of period	$7,641	$9,744

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2017:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Provision charged (credited) to operations	(44)	(365)	596	22	(9)	7,300	7,500
Loans charged off	(6)	—	(154)	—	(130)	(10,105)	(10,395)
Recoveries of loans previously charged off	38	—	11	—	87	2,189	2,325
Balance at June 30, 2017	$2,547	$451	$7,846	$707	$209	$24,736	$36,496

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2016:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Provision charged (credited) to operations	(102)	292	(308)	46	72	8,200	8,200
Loans charged off	(80)	—	(35)	(55)	(131)	(9,204)	(9,505)
Recoveries of loans previously charged off	44	—	183	—	164	2,079	2,470
Balance at June 30, 2016	$2,333	$386	$7,595	$1,043	$348	$25,029	$36,734

The following table presents, as of June 30, 2017, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at June 30, 2017	$2,547	$451	$7,846	$707	$209	$24,736	$36,496
Ending balance: individually evaluated for impairment	$304	$—	$996	$31	$3	$—	$1,334
Ending balance: collectively evaluated for impairment	$2,243	$451	$6,850	$676	$206	$24,736	$35,162
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at June 30, 2017	$186,952	$34,683	$415,449	$52,893	$12,334	$291,257	$993,568
Ending balance: individually evaluated for impairment	$3,394	$—	$8,118	$31	$322	$—	$11,865
Ending balance: collectively evaluated for impairment	$182,408	$34,683	$402,009	$52,592	$12,012	$291,257	$974,961
Ending balance: acquired loans - PCI	$1,150	$—	$5,322	$270	$—	$—	$6,742

The following table presents, as of December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Ending balance: individually evaluated for impairment	$251	$—	$307	$—	$94	$—	$652
Ending balance: collectively evaluated for impairment	$2,308	$816	$7,086	$685	$167	$25,352	$36,414
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at December 31, 2016	$188,264	$55,732	$390,388	$52,600	$8,399	$301,845	$997,228
Ending balance: individually evaluated for impairment	$3,408	$—	$1,865	$32	$520	$—	$5,825
Ending balance: collectively evaluated for impairment	$183,637	$55,732	$380,764	$52,290	$7,879	$301,845	$982,147
Ending balance: acquired loans - PCI	$1,219	$—	$7,759	$278	$—	$—	$9,256

Loans by credit quality indicators as of June 30, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,499	$1,990	$3,134	$1,329	$186,952
Real estate – construction:
Construction lending	29,095	—	—	—	29,095
Consumer lot lending	5,588	—	—	—	5,588
Commercial, financial and agricultural:
Commercial real estate lending	275,327	3,873	3,526	6,507	289,233
Land acquisition and development lending	26,376	—	14,170	—	40,546
Builder line lending	26,368	—	—	—	26,368
Commercial business lending	58,466	215	569	52	59,302
Equity lines	51,406	501	265	721	52,893
Consumer	12,003	—	330	1	12,334
	$665,128	$6,579	$21,994	$8,610	$702,311

[1]	At June 30, 2017, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $49.11 million pass rated, $2.52 million special mention, $2.57 million substandard and $2.04 million substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$290,760	$497	$291,257

Loans by credit quality indicators as of December 31, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,814	$2,037	$2,761	$1,652	$188,264
Real estate – construction:
Construction lending	47,062	—	—	—	47,062
Consumer lot lending	8,670	—	—	—	8,670
Commercial, financial and agricultural:
Commercial real estate lending	243,427	5,860	10,880	1,619	261,786
Land acquisition and development lending	29,595	565	13,312	—	43,472
Builder line lending	21,235	789	367	—	22,391
Commercial business lending	62,044	255	309	131	62,739
Equity lines	51,186	480	177	757	52,600
Consumer	7,870	2	409	118	8,399
	$652,903	$9,988	$28,215	$4,277	$695,383

[1]	At December 31, 2016, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $54.06 million pass rated, $2.59 million special mention, $5.74 million substandard and $196,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$301,280	$565	$301,845

NOTE 5: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $321,000 and $534,000 as of June 30, 2017 and December 31, 2016, respectively.

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Net unrealized gains on securities	$1,752	$1,386
Net unrecognized losses on cash flow hedges	(36)	(34)
Net unrecognized losses on defined benefit plan	(2,306)	(2,336)
Total accumulated other comprehensive loss	$(590)	$(984)

Common Shares

The Corporation purchased 4,049 and 3,660 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first six months of 2017 and 2016, respectively.  During the first six months of 2017 and 2016, no shares were purchased under the share repurchase program authorized by the Corporation’s Board of Directors.

Earnings Per Common Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Net income	$4,139	$4,706

Weighted average number of common shares used in earnings per common share—basic	3,486,997	3,451,746
Effect of dilutive securities:
Stock option awards	—	1,390
Weighted average number of common shares used in earnings per common share—assuming dilution	3,486,997	3,453,136

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net income	$6,870	$7,190

Weighted average number of common shares used in earnings per common share—basic	3,485,002	3,450,188
Effect of dilutive securities:
Stock option awards	158	1,250
Weighted average number of common shares used in earnings per common share—assuming dilution	3,485,160	3,451,438

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

Potential common shares that may be issued by the Corporation for its stock option awards are determined using the treasury stock method. Accordingly, anti-dilutive shares are not included in computing diluted earnings per share.  No shares issuable upon exercise of options were anti-dilutive for the three months ended June 30, 2017 and 2016. No shares issuable upon exercise of options were anti-dilutive for the six months ended June 30, 2017; whereas, 6,000 shares issuable upon exercise of stock options were anti-dilutive for the six months ended June 30, 2016.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$283	$262	$566	$524
Interest cost	138	130	276	260
Expected return on plan assets	(287)	(261)	(574)	(522)
Amortization of prior service cost	(15)	(15)	(30)	(30)
Recognized net actuarial loss	37	38	74	76
Net periodic benefit cost	$156	$154	$312	$308

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2017 and December 31, 2016, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	June 30, 2017
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,742	$—	$16,742
Mortgage-backed securities	—	84,298	—	84,298
Obligations of states and political subdivisions	—	111,996	—	111,996
Total securities available for sale	—	213,036	—	213,036
Loans held for sale	—	47,326	—	47,326
Derivative asset - IRLC	—	1,377	—	1,377
Derivative asset - interest rate swaps on loans	—	941	—	941
Total assets	$—	$262,680	$—	$262,680

Liabilities:
Derivative liability - cash flow hedges	$—	$59	$—	$59
Derivative liability - interest rate swaps on loans	—	941	—	941
Total liabilities	$—	$1,000	$—	$1,000

	December 31, 2016
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,112	$—	$16,112
Mortgage-backed securities	—	76,816	—	76,816
Obligations of states and political subdivisions	—	117,098	—	117,098
Total securities available for sale	—	210,026	—	210,026
Loans held for sale	—	52,027	—	52,027
Derivative asset - IRLC	—	663	—	663
Derivative asset - interest rate swaps on loans	—	1,032	—	1,032
Total assets	$—	$263,748	$—	$263,748

Liabilities:
Derivative liability - cash flow hedges	$—	$56	$—	$56
Derivative liability - interest rate swaps on loans	—	1,032	—	1,032
Total liabilities	$—	$1,088	$—	$1,088

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	June 30, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$4,464	$4,464
Other real estate owned, net	—	—	284	284
Total	$—	$—	$4,748	$4,748

	December 31, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,303	$2,303
Other real estate owned, net	—	—	195	195
Total	$—	$—	$2,498	$2,498

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of June 30, 2017:

	Fair Value Measurements at June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$4,464	Appraisals	Discount to reflect current market conditions and estimated selling costs	16% - 57%
Other real estate owned, net	284	Appraisals	Discount to reflect current market conditions and estimated selling costs	23% - 28%
Total	$4,748

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

The following describes the valuation techniques used by the Corporation to measure certain of its financial instruments at fair value as of June 30, 2017 and December 31, 2016.

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

	Carrying	Fair Value Measurements at June 30, 2017 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$118,897	$118,897	$—	$—	$118,897
Securities available for sale	213,036	—	213,036	—	213,036
Loans, net	957,072	—	—	954,787	954,787
Loans held for sale	47,326	—	47,326	—	47,326
Derivative asset - IRLC	1,377	—	1,377	—	1,377
Derivative asset - interest rate swaps on loans	941	—	941	—	941
Bank-owned life insurance	15,294	—	15,294	—	15,294
Accrued interest receivable	6,885	6,885	—	—	6,885
Financial liabilities:
Demand deposits	$779,577	$779,577	$—	$—	$779,577
Time deposits	348,622	—	350,490	—	350,490
Borrowings	165,464	—	158,043	—	158,043
Derivative liability - cash flow hedges	59	—	59	—	59
Derivative liability - interest rate swaps on loans	941	—	941	—	941
Accrued interest payable	725	725	—	—	725

	Carrying	Fair Value Measurements at December 31, 2016 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$103,201	$103,201	$—	$—	$103,201
Securities available for sale	210,026	—	210,026	—	210,026
Loans, net	960,162	—	—	961,546	961,546
Loans held for sale	52,027	—	52,027	—	52,027
Derivative asset - IRLC	663	—	663	—	663
Derivative asset - interest rate swaps on loans	1,032	—	1,032	—	1,032
Bank-owned life insurance	15,103	—	15,103	—	15,103
Accrued interest receivable	7,261	7,261	—	—	7,261
Financial liabilities:
Demand deposits	$775,506	$775,506	$—	$—	$775,506
Time deposits	344,415	—	346,648	—	346,648
Borrowings	164,567	—	157,138	—	157,138
Derivative liability - cash flow hedges	56	—	56	—	56
Derivative liability - interest rate swaps on loans	1,032	—	1,032	—	1,032
Accrued interest payable	703	703	—	—	703

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

	Three Months Ended June 30, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,365	$431	$11,197	$—	$(1,570)	$22,423
Gains on sales of loans	—	2,619	—	—	—	2,619
Other noninterest income	2,762	1,219	199	490	—	4,670
Total operating income	15,127	4,269	11,396	490	(1,570)	29,712
Expenses:
Provision for loan losses	100	—	3,000	—	—	3,100
Interest expense	1,495	143	1,998	279	(1,570)	2,345
Salaries and employee benefits	6,420	1,804	2,395	442	—	11,061
Other noninterest expenses	4,435	1,319	1,305	160	—	7,219
Total operating expenses	12,450	3,266	8,698	881	(1,570)	23,725
Income (loss) before income taxes	2,677	1,003	2,698	(391)	—	5,987
Income tax expense (benefit)	578	396	1,062	(188)	—	1,848
Net income (loss)	$2,099	$607	$1,636	$(203)	$—	$4,139
Total assets	$1,302,634	$62,728	$295,242	$5,925	$(202,450)	$1,464,079
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$560	$88	$52	$—	$—	$700

	Three Months Ended June 30, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$11,434	$357	$11,805	$—	$(1,293)	$22,303
Gains on sales of loans	—	2,552	—	—	—	2,552
Other noninterest income	3,694	941	194	342	—	5,171
Total operating income	15,128	3,850	11,999	342	(1,293)	30,026
Expenses:
Provision for loan losses	—	—	3,600	—	—	3,600
Interest expense	1,422	84	1,717	288	(1,293)	2,218
Salaries and employee benefits	6,143	1,499	2,532	348	—	10,522
Other noninterest expenses	4,377	1,189	1,379	180	—	7,125
Total operating expenses	11,942	2,772	9,228	816	(1,293)	23,465
Income (loss) before income taxes	3,186	1,078	2,771	(474)	—	6,561
Income tax expense (benefit)	486	428	1,086	(145)	—	1,855
Net income (loss)	$2,700	$650	$1,685	$(329)	$—	$4,706
Total assets	$1,244,227	$76,373	$302,445	$4,837	$(213,654)	$1,414,228
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$527	$16	$107	$—	$—	$650

	Six Months Ended June 30, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,337	$747	$22,403	$—	$(3,043)	$44,444
Gains on sales of loans	—	4,562	—	—	—	4,562
Other noninterest income	5,262	2,307	431	873	—	8,873
Total operating income	29,599	7,616	22,834	873	(3,043)	57,879
Expenses:
Provision for loan losses	200	—	7,300	—	—	7,500
Interest expense	2,960	231	3,905	562	(3,043)	4,615
Salaries and employee benefits	12,656	3,287	4,807	980	—	21,730
Other noninterest expenses	8,878	2,598	2,558	361	—	14,395
Total operating expenses	24,694	6,116	18,570	1,903	(3,043)	48,240
Income (loss) before income taxes	4,905	1,500	4,264	(1,030)	—	9,639
Income tax expense (benefit)	984	596	1,686	(497)	—	2,769
Net income (loss)	$3,921	$904	$2,578	$(533)	$—	$6,870
Total assets	$1,302,634	$62,728	$295,242	$5,925	$(202,450)	$1,464,079
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$939	$282	$65	$11	$—	$1,297

	Six Months Ended June 30, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$22,517	$667	$23,616	$1	$(2,533)	$44,268
Gains on sales of loans	—	4,282	—	—	—	4,282
Other noninterest income	5,856	1,684	426	638	—	8,604
Total operating income	28,373	6,633	24,042	639	(2,533)	57,154
Expenses:
Provision for loan losses	—	—	8,200	—	—	8,200
Interest expense	2,876	146	3,420	571	(2,533)	4,480
Salaries and employee benefits	12,151	2,683	5,159	700	—	20,693
Other noninterest expenses	8,809	2,190	2,707	338	—	14,044
Total operating expenses	23,836	5,019	19,486	1,609	(2,533)	47,417
Income (loss) before income taxes	4,537	1,614	4,556	(970)	—	9,737
Income tax expense (benefit)	508	642	1,789	(392)	—	2,547
Net income (loss)	$4,029	$972	$2,767	$(578)	$—	$7,190
Total assets	$1,244,227	$76,373	$302,445	$4,837	$(213,654)	$1,414,228
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$824	$185	$254	$—	$—	$1,263

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Allowance, beginning of period	$2,339	$2,415	$2,303	$2,363
Provision for indemnification losses	52	88	88	140
Payments	—	—	—	—
Allowance, end of period	$2,391	$2,503	$2,391	$2,503

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

Interest rate lock commitments.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding. C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis. At June 30, 2017, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis. The fair value of these derivative instruments is reported in “Other Assets.

The following tables summarize key elements of the Corporation’s derivative instruments as of June 30, 2017 and December 31, 2016, segregated by derivatives that are considered to be hedging instruments and those that are not:

	June 30, 2017
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Pay variable rate swaps with counterparty	$25,000	3	$—	$59	$313
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	32,069	5	115	826	—
Matched interest rate swaps with counterparty	32,069	5	826	115	—
Other contracts:
Interest rate lock commitments	141,485	684	1,377	—	—

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

	December 31, 2016
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Pay variable rate swaps with counterparty	$25,000	3	$—	$56	$323
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	25,151	4	—	1,032	—
Matched interest rate swaps with counterparty	25,151	4	1,032	—	—
Other contracts:
Interest rate lock commitments	106,612	504	663	—	—

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Data processing expenses	$835	$1,048	$1,693	$2,003
Professional fees	575	631	1,281	1,142
Marketing and advertising expenses	438	458	803	834
Travel and educational expenses	291	274	577	547
Telecommunication expenses	316	321	646	555
All other noninterest expenses	2,132	2,028	4,142	4,264
Total other noninterest expenses	$4,587	$4,760	$9,142	$9,345

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance, liquidity, strategic business initiatives including personnel additions, expansion into new markets, development of our digital platform and the utilization of scorecard models, capital levels, the effect of future market and industry trends including competitive trends in the nonprime consumer finance markets, the Corporation’s and each business segment’s loan portfolio and business prospects related to each segment’s loan portfolio, asset quality and adequacy of the allowance for loan losses and the level of future charge-offs, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends with respect to the levels of nonperforming assets and troubled debt restructurings and expenses associated with nonperforming assets, and the effects of future interest rate levels and fluctuations, the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK), adequacy of the allowance for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Board of Governors of the Federal Reserve System (the Federal Reserve Board)  including changes to the federal funds rate, capital requirements, growth strategy, hedging strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of new and used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets

•	demand for financial services in the Corporation’s market area

•	the Corporation's expansion and technology initiatives

•	reliance on third parties for key services

•	accounting principles, policies and guidelines and elections made by the Corporation thereunder

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

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the "nonaccretable difference." Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the "accretable yield" and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

Derivative Financial Instruments:  The Corporation uses derivatives primarily to manage risk associated with changing interest rates and to assist customers with their risk management objectives. The Corporation’s derivative financial instruments may include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and related forward sales commitments, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges of the Corporation’s trust preferred capital notes. The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet.  Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are classified as free standing derivatives, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported in the income statement. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and is reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

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

Financial Performance Measures

Net income for the Corporation was $4.1 million for the second quarter of 2017, or $1.19 per common share assuming dilution, compared to net income of $4.7 million for the second quarter of 2016, or $1.36 per common share assuming dilution. Net income for the Corporation was $6.9 million for the first half of 2017, or $1.97 per common share assuming dilution, compared to net income of $7.2 million for the first half of 2016, or $2.08 per common share assuming dilution. Contributing to the earnings decline for the second quarter and first half of 2017, compared to the same periods of 2016, were one-time revenue items totaling $822,000 after taxes that were recognized during the second quarter and first half of 2016 associated with a contract amendment for one of the Bank’s debit card programs ($237,000 after tax), the Bank’s bank-owned life insurance (BOLI) program ($493,000 after tax) and a gain on the sale of a Bank-owned property ($92,000 after tax).

The Corporation’s annualized ROE and ROA were 11.63 percent and 1.14 percent, respectively, for the second quarter of 2017, compared to 14.00 percent and 1.34 percent, respectively, for the second quarter of 2016.   The Corporation’s annualized ROE and ROA were 9.76 percent and 0.95 percent, respectively, for the first half of 2017, compared to 10.78 percent and 1.03 percent, respectively, for the first half of 2016.   The decreases in ROE and ROA for the second quarter and first half of 2017, compared to the same periods in 2016, resulted from internal capital growth since June 30, 2016 and the decline in net income during 2017 resulting principally from the absence of one-time revenue items recognized in the second quarter and first half of 2016.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $2.1 million for the second quarter of 2017, compared to net income of $2.7 million for the second quarter of 2016.  For the first half of 2017, the Retail Banking segment reported net income of $3.9 million, compared to $4.0 million for the first half of 2016.

As previously mentioned, if not for the one-time revenue items recognized during the second quarter of 2016, net income at the Retail Banking segment increased during the second quarter and first half of 2017, compared to the same periods of 2016. Positive factors influencing net income of the Retail Banking segment for the second quarter and first six months of 2017 include: (1) the effect of loan growth on interest income, as average loans at C&F Bank increased $53.6 million or 8.4 percent during the second quarter 2017 and $63.2 million or 10.0 percent during the first half of 2017 over the same periods of 2016 and (2) an increase in service charges on deposits. Partially offsetting these positive factors were (1) a decline in the yield on the investment portfolio as a result of replacing matured and called securities with lower-yielding securities, (2) a higher provision for loan losses resulting from loan growth and (3) higher operating expenses associated with strengthening C&F Bank’s technology infrastructure, growing its commercial lending teams, implementing its digital initiatives and promoting brand awareness.

The results for the second quarter and first half of 2017 and 2016 for the Retail Banking segment include the acquisition accounting adjustments recorded in connection with the 2013 acquisition of CVB. The net accretion attributable to these adjustments recognized in the second quarter and first half of 2017 was $153,000 and $427,000, net of taxes, respectively, compared to $294,000 and $505,000, net of taxes for the second quarter and first half of 2016, respectively.

C&F Bank’s total nonperforming assets were $8.9 million at June 30, 2017, compared to $4.4 million at December 31, 2016. Nonperforming assets at June 30, 2017 included $8.6 million in nonaccrual loans, compared to $4.2 million at December 31, 2016, and $284,000 in other real estate owned (OREO), compared to $195,000 at December 31, 2016.  The increase in nonaccrual loans was due primarily to two commercial relationships totaling $6.5 million, which were classified as nonaccrual in the first quarter of 2017. Both of these relationships have been restructured in 2017, are reported in troubled debt restructurings (TDR) at June 30, 2017 and were previously classified as substandard loans. Specific reserves have also been established, which management believes are adequate to absorb probable losses on these loans. The OREO increase during the first half of 2017 was primarily due to the transfer of two residential properties to OREO, which was partially offset by OREO sales during the same period.

Mortgage Banking:  The Mortgage Banking segment reported net income of $607,000 for the second quarter of 2017, compared to net income of $650,000 for the second quarter of 2016. For the first half of 2017, the Mortgage Banking segment reported net income of $904,000, compared to net income of $972,000 for the first half of 2016.

The Mortgage Banking segment began an expansion in Chesapeake, Virginia in the fourth quarter of 2016. This expansion contributed to higher loan production during the second quarter and first half of 2017, which increased 18.6 percent and 25.0 percent, respectively, over the same periods in 2016 and resulted in higher gains on sales of loans. The amount of loan originations during the second quarter of 2017 for refinancings and home purchases were $22.9 million and $185.9 million, respectively, compared to $28.2 million and $147.9 million, respectively, during the second quarter of 2016. The amount of loan production for the first half of 2017 for refinancings and home purchases were $45.5 million and $304.4 million, respectively, compared to $53.2 million and $226.8 million, respectively, during the first half of 2016. In addition, the Lender Solutions division, which provides certain mortgage origination services to third parties, produced fee income of $50,000 and $91,000 in the second quarter and first half of 2017, respectively, compared to $27,000 in both the second quarter and first half of 2016.  However, a decline in the margin on loans sold during 2017 and higher fixed personnel and overhead costs associated with the segment’s expansion in Chesapeake resulted in a slight decline in earnings during the second quarter and first half of 2017.

The continued focus at the Mortgage Banking segment is higher loan production, and we continue to seek new growth opportunities.  Management believes increasing future profitability at the Mortgage Banking segment is dependent on growth in loan originations due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.

Consumer Finance:  The Consumer Finance segment reported net income of $1.6 million for the second quarter of 2017, compared to net income of $1.7 million for the second quarter of 2016. For the first half of 2017, the Consumer Finance segment reported net income of $2.6 million, compared to $2.8 million for the first half of 2016.

The decline in net income for the second quarter and first six months of 2017, compared to the same periods in 2016, was principally due to net interest margin compression attributable to (1) lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics and (2) higher-cost variable-rate borrowings resulting from increases in short-term interest rates since March 31, 2016.

The results of the Consumer Finance segment included a $3.0 million and a $7.3 million provision for loan losses for the second quarter and first six months of 2017, compared to $3.6 million and $8.2 million for the second quarter and first six months of 2016. The annualized net charge-off ratio for the first six months of 2017 increased to 5.34 percent from 4.88 percent for the first six months of 2016 because of the higher level of charge-offs during 2017 resulting from the lower resale value of repossessed automobiles due to dealer levels of new and used car inventories. The allowance for loan losses to total loans increased to 8.49 percent at June 30, 2017, compared to 8.40 percent at December 31, 2016. At June 30, 2017, total delinquent loans as a percentage of total loans declined to 4.40 percent from 5.15 percent at December 31, 2016, and from 4.51 percent at June 30, 2016. At June 30, 2017, repossessed assets totaled $2.2 million, compared to $3.1 million at December 31, 2016, and $2.5 million at June 30, 2016.

Other Segments:  Other segments, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported an aggregate net loss of $203,000 for the second quarter of 2017, compared to a net loss of $329,000 for the second quarter of 2016. For the first half of 2017, Other segments reported an aggregate net loss of $533,000, compared to an aggregate net loss of $578,000 for the first half of 2016. The lower net losses during 2017 resulted from lower operating expenses at the Corporation’s holding company. Also contributing to the lower net loss for the second quarter of 2017, compared to the second quarter of 2016, was an increase in earnings at the Corporation’s wealth management subsidiary, which added a new wealth management group in Williamsburg and Newport News, Virginia beginning in the fourth quarter of 2016.

Capital Management. Total shareholders' equity was $144.9 million at June 30, 2017, compared to $139.2 million at December 31, 2016. Capital growth resulted primarily from earnings for the first half of 2017, which was offset in part by dividends declared of 33 cents and 66 cents per share during the second quarter and first half of 2017, respectively. The second quarter dividend was paid on July 1, 2017 and equated to a payout ratio of 27.7 percent of second quarter income. The dividend payout ratio was 33.5 percent for the first half of 2017. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements and expected future earnings.

During the second quarter of 2017, the Corporation’s Board of Directors reauthorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5 million of the Corporation’s common stock through May 2018.  As of June 30, 2017, the Corporation had not used any of this authority and remained authorized to purchase up to $5.0 million of the Corporation’s common stock under the Repurchase Program. For more information about the Repurchase Program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” under the heading “Issuer Purchases of Equity Securities” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2017 and 2016.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 13 basis points to the yield on loans and 10 basis points to both the yield on interest earning assets and the net interest margin for the second quarter of 2017, compared to approximately 24 basis points to the yield on loans and 18 basis points to both  the yield on interest earning assets and the net interest margin for the second quarter of 2016. The CVB accretion contributed approximately 16 basis points to the yield on loans and 13 basis points to both the yield on interest earning assets and the net interest margin for the first six months of 2017, compared to approximately 22 basis points to the yield on loans and 16 basis points to both  the yield on interest earning assets and the net interest margin for the first six months of 2016.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$115,040	$631	2.19%	$99,096	$570	2.30%
Tax-exempt	99,729	1,238	4.97	111,514	1,447	5.19
Total securities	214,769	1,869	3.48	210,610	2,017	3.83
Total loans	1,030,699	20,711	8.06	973,355	20,659	8.54
Interest-bearing deposits in other banks	112,177	278	0.99	119,699	143	0.48
Total earning assets	1,357,645	22,858	6.75	1,303,664	22,819	7.04
Allowance for loan losses	(36,163)			(35,904)
Total non-earning assets	132,890			133,222
Total assets	$1,454,372			$1,400,981

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$214,391	$114	0.21%	$211,081	$107	0.20%
Money market deposit accounts	217,142	145	0.27	211,336	139	0.26
Savings accounts	109,755	22	0.08	103,846	21	0.08
Certificates of deposit, $100 or more	164,237	460	1.12	137,923	357	1.04
Other certificates of deposit	183,197	419	0.92	197,046	445	0.91
Total time and savings deposits	888,722	1,160	0.52	861,233	1,069	0.50
Borrowings	165,285	1,185	2.87	172,103	1,149	2.64
Total interest-bearing liabilities	1,054,007	2,345	0.89	1,033,336	2,218	0.86
Demand deposits	233,663			210,368
Other liabilities	24,287			22,850
Total liabilities	1,311,957			1,266,554
Shareholders’ equity	142,415			134,427
Total liabilities and shareholders’ equity	$1,454,372			$1,400,981
Net interest income		$20,513			$20,601
Interest rate spread			5.86%			6.18%
Interest expense to average earning assets (annualized)			0.69%			0.68%
Net interest margin (annualized)			6.06%			6.36%

	Six Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$111,091	$1,212	2.18%	$100,673	$1,172	2.33%
Tax-exempt	102,323	2,545	4.97	112,110	2,932	5.23
Total securities	213,414	3,757	3.52	212,783	4,104	3.86
Total loans	1,027,902	41,093	8.06	957,749	40,889	8.59
Interest-bearing deposits in other banks	109,649	487	0.90	129,868	320	0.50
Total earning assets	1,350,965	45,337	6.76	1,300,400	45,313	7.00
Allowance for loan losses	(36,322)			(35,694)
Total non-earning assets	133,131			134,513
Total assets	$1,447,774			$1,399,219

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$220,239	$237	0.22%	$215,094	$237	0.22%
Money market deposit accounts	217,487	288	0.27	210,759	281	0.27
Savings accounts	107,946	43	0.08	102,462	41	0.08
Certificates of deposit, $100 or more	162,128	870	1.08	138,196	715	1.04
Other certificates of deposit	182,669	857	0.95	198,053	896	0.91
Total time and savings deposits	890,469	2,295	0.52	864,564	2,170	0.50
Borrowings	165,017	2,320	2.81	173,833	2,310	2.63
Total interest-bearing liabilities	1,055,486	4,615	0.88	1,038,397	4,480	0.86
Demand deposits	227,233			204,396
Other liabilities	24,335			23,049
Total liabilities	1,307,054			1,265,842
Shareholders’ equity	140,720			133,377
Total liabilities and shareholders’ equity	$1,447,774			$1,399,219
Net interest income		$40,722			$40,833
Interest rate spread			5.88%			6.14%
Interest expense to average earning assets (annualized)			0.69%			0.69%
Net interest margin (annualized)			6.08%			6.32%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2017 from 2016
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(4,758)	$4,810	$52
Securities:
Taxable	(150)	211	61
Tax-exempt	(61)	(148)	(209)
Interest-bearing deposits in other banks	196	(61)	135
Total interest income	(4,773)	4,812	39
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	6	1	7
Money market deposit accounts	3	3	6
Savings accounts	(4)	5	1
Certificates of deposit, $100 or more	30	73	103
Other certificates of deposit	23	(49)	(26)
Total time and savings deposits	58	33	91
Borrowings	273	(237)	36
Total interest expense	331	(204)	127
Change in net interest income	$(5,104)	$5,016	$(88)

	Six Months Ended June 30, 2017 from 2016
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(5,407)	$5,611	$204
Securities:
Taxable	(169)	210	41
Tax-exempt	(139)	(249)	(388)
Interest-bearing deposits in other banks	308	(141)	167
Total interest income	(5,407)	5,431	24
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	(8)	8	—
Money market deposit accounts	(8)	15	7
Savings accounts	(2)	4	2
Certificates of deposit, $100 or more	30	125	155
Other certificates of deposit	81	(120)	(39)
Total time and savings deposits	93	32	125
Borrowings	275	(265)	10
Total interest expense	368	(233)	135
Change in net interest income	$(5,775)	$5,664	$(111)

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2017 was $20.5 million, compared to $20.6 million for the three months ended June 30, 2016. Net interest income, on a taxable-equivalent basis, for the first half of 2017 was $40.7 million, compared to $40.8 million for the first half of 2016. Annualized net interest margin decreased 30 basis points to 6.06 percent for the second quarter of 2017, relative to the same period in 2016, and decreased 24 basis points to 6.08 percent for the first half of 2017, relative to the same period in 2016. The net interest margin declines resulted from declines in the yield on interest-earning assets of 29 and 24 basis points for the second quarter and first half of 2017, respectively, as compared to the same periods in 2016.  The decline in yield on interest-earning assets for both the second quarter and first half of 2017 was primarily attributable to decreases in the yields on the loan and investment securities portfolios. These decreases were offset in part by earning asset growth of $54.0 million and $50.6 million for the second quarter and first half of 2017, respectively, and by a shift in the composition of earning assets as growth in the higher-yielding loan portfolio was funded in part by a decline in lower-yielding deposits in other banks.

Average loans, which includes both loans held for investment and loans held for sale, increased $57.3 million to $1.0 billion for the second quarter of 2017, compared to the same period in 2016. Average loans increased $70.2 million to $1.0 billion for the first half of 2017, compared to the same period in 2016.  Average loans held for investment of the Retail Banking segment increased $53.6 million, or 8.4 percent, for the second quarter of 2017, compared to the same period in 2016, and increased $63.2 million, or 10.0 percent, for the first half of 2017, compared to the same period in 2016.  Average loans at the Retail Banking segment increased for both the second quarter and first half of 2017 because of growth in the commercial real estate and real estate mortgage segments of the loan portfolio, which was driven by successfully recruiting experienced commercial lending personnel over the past several years and the continued strong loan demand in the real estate development and construction sectors of our markets. Average loans held for investment at the Consumer Finance segment were basically level during the second quarters of 2017 and 2016 and increased $4.8 million, or 1.6 percent, for the first half of 2017, compared to the same period of 2016, which was the result of organic loan growth since June 30, 2016.    Average loans held for sale increased  $3.8 million, or 10.6 percent for the second quarter of 2017, compared to the same period in 2016, and increased $2.5 million, or 7.7 percent for the first half of 2017, compared to the same period in 2016.

The overall yield on average loans decreased 48 basis points to 8.06 percent for the second quarter of 2017, compared to the same period of 2016, and decreased 53 basis points to 8.06 percent for the first half of 2017, compared to the same period of 2016. The decrease in the average loan yield was due to (1) lower-yielding loan growth at the Retail Banking segment outpacing higher-yielding loan growth at the Consumer Finance segment and (2) the decline in the average yield on loans at the Consumer Finance segment due to the continued competitive pressure on loan pricing strategies and a strategic decision to purchase loans with higher credit quality metrics, but lower yields.

Average securities available for sale increased $4.2 million and $631,000 for the second quarter and first half of 2017, compared to the same periods in 2016. The average yield on the securities portfolio decreased 35 basis points and 34 basis points for the second quarter and first half of 2017, respectively, compared to the same periods in 2016, due to the purchase of lower-yielding shorter-term securities to replace maturities and calls of longer-term, higher yielding securities. The Corporation has shortened the security portfolio’s duration by investing in lower-yielding, short-term securities in order to mitigate interest-rate risk of a future rising interest rate environment.

Average interest-bearing deposits in other banks, consisting primarily of excess reserves maintained at the Federal Reserve Bank, decreased $7.5 million and $20.2 million during the second quarter and first half of 2017, compared to the same periods in 2016, because the Corporation used these funds to partially fund loan growth during 2016 and 2017. The average yield on these overnight funds increased 51 basis points and 40 basis points for the second quarter and first half of 2017, respectively, because of the Federal Reserve Bank’s increases in the interest rate on excess reserve balances from 0.50 percent in December 2015 to 1.25 percent by the end of the second quarter of 2017.

Average interest-bearing time deposits increased $12.5 million and $8.5 million for the second quarter and first half of 2017, respectively, and average savings and interest-bearing demand deposits increased $15.0 million and $17.4 million for the second quarter and first half of 2017. Although interest rates have risen since June 30, 2016, the increase in the average cost of interest-bearing deposits was only two basis points during both the second quarter and first half of 2017  because growth in lower-cost non-term deposits exceeded growth in higher-cost time deposits.

Average borrowings decreased $6.8 million and $8.8 million for the second quarter and first half of 2017, compared to the same periods in 2016. The decrease resulted from the repayment during the third quarter of 2016 of the borrowings used to purchase a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings increased 23 basis points and 18 basis points during the second quarter and first half of 2017, as compared to the same periods in 2016, because of increases in one-month LIBOR, to which variable-rate borrowing at the Consumer Finance segment is indexed, resulting from the rising interest rate environment.

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

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended June 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,619	$—	$—	$2,619
Service charges on deposit accounts	1,109	—	—	—	1,109
Other service charges and fees	1,251	1,034	2	—	2,287
Net gains on calls and sales of available for sale securities	7	—	—	—	7
Wealth management services income	—	—	—	428	428
BOLI income	84	—	—	—	84
Swap fee income	118	—	—	—	118
Other income	193	185	197	62	637
Total noninterest income	$2,762	$3,838	$199	$490	$7,289

	Three Months Ended June 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,552	$—	$—	$2,552
Service charges on deposit accounts	1,041	—	—	—	1,041
Other service charges and fees	1,530	830	3	—	2,363
Net gains on calls and sales of available for sale securities	44	—	—	—	44
Wealth management services income	—	—	—	315	315
BOLI income	581	—	—	—	581
Swap fee income	245	—	—	—	245
Other income	253	111	191	27	582
Total noninterest income	$3,694	$3,493	$194	$342	$7,723

	Six Months Ended June 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,562	$—	$—	$4,562
Service charges on deposit accounts	2,178	—	—	—	2,178
Other service charges and fees	2,395	1,934	4	—	4,333
Net gains on calls and sales of available for sale securities	8	—	—	—	8
Wealth management services income	—	—	—	750	750
BOLI income	168	—	—	—	168
Swap fee income	118	—	—	—	118
Other income	395	373	427	123	1,318
Total noninterest income	$5,262	$6,869	$431	$873	$13,435

	Six Months Ended June 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,282	$—	$—	$4,282
Service charges on deposit accounts	2,004	—	—	—	2,004
Other service charges and fees	2,581	1,460	6	—	4,047
Net gains on calls and sales of available for sale securities	45	—	—	—	45
Wealth management services income	—	—	—	591	591
BOLI income	667	—	—	—	667
Swap fee income	245	—	—	—	245
Other income	314	224	420	47	1,005
Total noninterest income	$5,856	$5,966	$426	$638	$12,886

Total noninterest income decreased $434,000, or 5.6 percent, in the second quarter of 2017 and increased $549,000, or 4.3 percent in the first half of 2017, compared to the same periods in 2016. The decrease in total noninterest income for the second quarter of 2017 was primarily due to decreases associated with one-time revenue items recognized at the Retail Banking segment in the second quarter of 2016, as previously described, which were offset in part by higher overdraft charges at the Retail Banking segment and higher gains on sales of loans and ancillary loan origination fees at the Mortgage Banking segment because of higher loan production. The increases in total noninterest income for the first half of 2017 were primarily due to higher (1) gains on sales of loans and ancillary loan origination fees at the Mortgage Banking segment because of higher loan production, (2) debit card interchange income at the Retail Banking segment, (3) overdraft charges at the Retail Banking segment and (4) wealth management income at C&F Wealth Management because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016, which were offset in part at the Retail Banking segment by lower swap fee income and the one-time revenue items recognized in the second quarter of 2016.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended June 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,420	$1,804	$2,395	$442	$11,061
Occupancy expense	1,876	479	260	17	2,632
OREO expenses	41	—	—	—	41
Provision for indemnification losses	—	53	—	—	53
Other expenses	2,518	787	1,045	143	4,493
Total noninterest expense	$10,855	$3,123	$3,700	$602	$18,280

	Three Months Ended June 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,143	$1,499	$2,532	$348	$10,522
Occupancy expense	1,693	454	216	2	2,365
OREO income	(44)	—	—	—	(44)
Provision for indemnification losses	—	88	—	—	88
Other expenses	2,728	647	1,163	178	4,716
Total noninterest expense	$10,520	$2,688	$3,911	$528	$17,647

	Six Months Ended June 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$12,656	$3,287	$4,807	$980	$21,730
Occupancy expense	3,734	975	510	34	5,253
OREO expenses	65	—	—	—	65
Provision for indemnification losses	—	88	—	—	88
Other expenses	5,079	1,535	2,048	327	8,989
Total noninterest expense	$21,534	$5,885	$7,365	$1,341	$36,125

	Six Months Ended June 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$12,151	$2,683	$5,159	$700	$20,693
Occupancy expense	3,420	867	409	3	4,699
OREO expenses	12	—	—	—	12
Provision for indemnification losses	—	140	—	—	140
Other expenses	5,377	1,183	2,298	335	9,193
Total noninterest expense	$20,960	$4,873	$7,866	$1,038	$34,737

Total noninterest expenses increased $633,000, or 3.6 percent, in the second quarter of 2017 and increased $1.4 million, or 4.0 percent in the first half of 2017, compared to the same periods in 2016. The increase in noninterest expenses resulted primarily from higher personnel costs at (1) C&F Bank principally because of increased staff levels and support positions associated with growing C&F Bank's commercial loan portfolio, including its expansion into Charlottesville, Virginia in June 2016, (2) C&F Mortgage because of higher loan production and the Mortgage Banking segment’s expansion in Chesapeake, Virginia, which began in the fourth quarter of 2016, and (3) the Corporation’s wealth management subsidiary because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016. Occupancy expense increased (1) at the Bank, C&F Mortgage, and at C&F Finance due to expenses associated with strengthening the technology infrastructure and (2) at the Bank, C&F Mortgage, and C&F Wealth Management due to higher rent expense for the addition of locations in Charlottesville, Chesapeake, and Williamsburg, respectively.  These increases in noninterest expenses were offset in part at C&F Finance by lower (1) personnel costs due to fewer sales contracts purchased during 2017, (2) repossession expenses due to normal fluctuations in the timing of repossessed asset sales and (3) collection expenses due to additional costs associated with the transition to new systems in the first quarter of 2016.

Income Taxes

Income tax expense for the second quarter of 2017 was $1.8 million resulting in an effective tax rate of 30.9 percent, compared with $1.9 million, or 28.3 percent, for the second quarter of 2016. Income tax expense for the first half of 2017 was $2.8 million resulting in an effective tax rate of 28.7 percent, compared with $2.5 million, or 26.2 percent, for the first half of 2016. The increase in the effective tax rate in the second quarter and first half of 2017, compared to the same periods in 2016, resulted at the Retail Banking segment from lower tax credits associated with its investment in qualified affordable housing projects, from the one-time tax-free proceeds associated with the Retail Banking segment’s BOLI program recognized in the second quarter of 2016 and the decline in tax-exempt income on municipal securities.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Allowance, beginning of period	$36,734	$35,838
Provision for loan losses:
Retail Banking segment	100	—
Mortgage Banking segment	—	—
Consumer Finance segment	3,000	3,600
Total provision for loan losses	3,100	3,600
Loans charged off:
Real estate—residential mortgage	(1)	(80)
Commercial, financial and agricultural[1]	(1)	—
Consumer	(68)	(60)
Consumer finance	(4,427)	(3,603)
Total loans charged off	(4,497)	(3,743)
Recoveries of loans previously charged off:
Real estate—residential mortgage	24	18
Commercial, financial and agricultural[1]	4	23
Consumer	46	37
Consumer finance	1,085	961
Total recoveries	1,159	1,039
Net loans charged off	(3,338)	(2,704)
Allowance, end of period	$36,496	$36,734
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Retail Banking[2]	—%	0.04%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance[3]	4.54%	3.60%

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Allowance, beginning of period	$37,066	$35,569
Provision for loan losses:
Retail Banking segment	200	—
Mortgage Banking segment	—	—
Consumer Finance segment	7,300	8,200
Total provision for loan losses	7,500	8,200
Loans charged off:
Real estate—residential mortgage	(6)	(80)
Commercial, financial and agricultural[1]	(154)	(35)
Equity lines	—	(55)
Consumer	(130)	(131)
Consumer finance	(10,105)	(9,204)
Total loans charged off	(10,395)	(9,505)
Recoveries of loans previously charged off:
Real estate—residential mortgage	38	44
Commercial, financial and agricultural[1]	11	183
Consumer	87	164
Consumer finance	2,189	2,079
Total recoveries	2,325	2,470
Net loans charged off	(8,070)	(7,035)
Allowance, end of period	$36,496	$36,734
Ratio of annualized net charge-offs (recoveries) to average total loans outstanding during period for Retail Banking	0.04%	(0.03)%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance[3]	5.34%	4.88%

1Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

2The ratio of annualized net recoveries to average total loans outstanding during the second quarter of 2017 was less than one basis point for the Retail Banking segment.

3The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the annualized net charge-off ratio by four basis points for the three months ended June 30, 2017 and increasing the annualized net charge-off ratio by 11 basis points for the six months ended June 30, 2017, and increasing the annualized net charge-off ratio by 35 basis points and 45 basis points for the three and six months ended June 30, 2016, respectively.

Table 6 presents the allocation of the allowance for loan losses at June 30, 2017 and December 31, 2016.

TABLE 6: Allocation of Allowance for Loan Losses

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,547	$2,559
Real estate—construction [1]	451	816
Commercial, financial and agricultural [2]	7,846	7,393
Equity lines	707	685
Consumer	209	261
Consumer finance	24,736	25,352
Total allowance for loan losses	$36,496	$37,066
Ratio of loans to total period-end loans:
Real estate—residential mortgage	20%	19%
Real estate—construction [1]	3	6
Commercial, financial and agricultural [2]	42	39
Equity lines	5	5
Consumer	1	1
Consumer finance	29	30
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,499	$1,990	$3,134	$1,329	$186,952
Real estate – construction [2]	34,683	—	—	—	34,683
Commercial, financial and agricultural [3]	386,537	4,088	18,265	6,559	415,449
Equity lines	51,406	501	265	721	52,893
Consumer	12,003	—	330	1	12,334
	$665,128	$6,579	$21,994	$8,610	$702,311

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$290,760	$497	$291,257

[1]	At June 30, 2017, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the 2013 acquisition of CVB of $49.1 million pass rated, $2.5 million special mention, $2.6 million substandard and $2.0 million substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses as of June 30, 2017 increased $46,000 since December 31, 2016 as a result of a $200,000 provision for loan losses during the first half of 2017 because of an increase in specific reserves related to nonaccrual loans as discussed below, which was offset in part by net charge-offs. The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.61 percent at June 30, 2017, compared to 1.63 percent at December 31, 2016 because of loan growth during the first half of 2017. We believe that the current level of the allowance for loan losses at the Retail Banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the Retail Banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses decreased $616,000 to $24.7 million at June 30, 2017 from $25.4 million at December 31, 2016, and its provision for loan losses decreased $900,000 for the first half of 2017, compared to the same period in 2016. The decrease in the allowance and the lower provision resulted from declines in (1) outstanding loans and (2) delinquent loans as a percentage of total loans to 4.40 percent at June 30, 2017 from 5.15 percent at December 31, 2016 and from 4.51 percent at June 30, 2016. The annualized net charge-off ratio for the first half of 2017 increased to 5.34 percent from 4.88 percent for the first half of 2016 because of the higher level of charge-offs during 2017 resulting from the lower resale value of repossessed automobiles. The allowance for loan losses as a percentage of loans increased to 8.49 percent at June 30, 2017, from 8.40 percent at December 31, 2016. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb probable losses inherent in the loan portfolio.

Nonperforming Assets

Table 8 summarizes nonperforming assets at June 30, 2017 and December 31, 2016.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Loans, excluding purchased loans	$642,545	$629,523
Purchased performing loans[1]	49,485	53,329
Purchased credit impaired loans[1]	6,742	9,256
Total loans	$698,772	$692,108

Nonaccrual loans	$6,535	$4,039
Purchased performing-nonaccrual loans[2]	2,035	196
Total nonaccrual loans[3]	8,570	4,235
OREO[4]	284	195
Total nonperforming assets[5]	$8,854	$4,430

Accruing loans past due for 90 days or more[6]	$211	$6
Troubled debt restructurings (TDRs)[3]	$9,163	$4,964
Purchased performing TDRs[7]	$2,702	$861
Allowance for loan losses (ALL)	$11,161	$11,115
Nonperforming assets to total loans and OREO	1.27%	0.64%
ALL to total loans, excluding purchased credit impaired loans[8]	1.61	1.63
ALL to total nonaccrual loans	130.23	262.46

[1]

The loans acquired from CVB are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.6 million at June 30, 2017 and $2.9 million at December 31, 2016. The remaining discount for the purchased credit impaired loans was $9.9 million at June 30, 2017 and $10.5 million at December 31, 2016.

[2]	Purchased performing-nonaccrual loans are presented net of the remaining interest and credit marks totaling $188,000 at June 30, 2017 and $137,000 at December 31, 2016.
[3]	Nonaccrual loans include nonaccrual TDRs of $6.6 million at June 30, 2017 and $2.0 million at December 31, 2016.
[4]	OREO is recorded at its estimated fair value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $188,000 as of June 30, 2017 and $0 as of December 31, 2016.
[7]

Purchased performing TDRs are presented net of the remaining interest and credit marks totaling $51 for nonaccrual TDRs and $9 for accruing TDRs at June 30, 2017 and $11 for accruing TDRs at December 31, 2016.

[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded at the acquisition date for these loans.

Mortgage Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans	$40	$41
Total loans	$3,539	$3,275
ALL	$598	$598
Nonaccrual loans to total loans	1.13%	1.25%
ALL to loans	16.90	18.26
ALL to nonaccrual loans	1,495.00	1,458.54

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans	$497	$565
Accruing loans past due for 90 days or more	$—	$—
Total loans	$291,257	$301,845
ALL	$24,737	$25,353
Nonaccrual consumer finance loans to total consumer finance loans	0.17%	0.19%
ALL to total consumer finance loans[1]	8.49	8.40

[1]

The Consumer Finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the allowance to total loans ratio by nine basis points at June 30, 2017 and 14 basis points at December 31, 2016.

Nonperforming assets of the Retail Banking segment totaled $8.9 million at June 30, 2017, compared to $4.4 million at December 31, 2016. The Retail Banking segment's nonperforming assets included $8.6 million of nonaccrual loans at June 30, 2017, compared to $4.2 million at December 31, 2016, and $284,000 of OREO at June 30, 2017, compared to $195,000 at December 31, 2016. The increase in nonaccrual loans was due primarily to two commercial relationships totaling $6.5 million, which were classified as nonaccrual in the first quarter of 2017. Both of these relationships have been restructured in 2017, are reported in troubled debt restructurings (TDR) at June 30, 2017 and were previously classified as substandard loans. Reserves have also been established, which management believes are adequate to absorb probable losses on these loans. The OREO increase during the first half of 2017 was primarily due to the transfer of two residential properties to OREO, which was partially offset by OREO sales during the same period.

We believe we have provided adequate loan loss reserves at the Retail Banking segment based on our evaluations of the collectability of loans, which considers trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect borrowers’ ability to repay and collateral values, overall portfolio quality and review of specific potential losses.

Nonaccrual loans at the Consumer Finance segment were $497,000 at June 30, 2017, compared to $565,000 at December 31, 2016. Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.  Repossessed assets at June 30, 2017 were $2.2 million, compared to $3.1 million at December 31, 2016 and $2.5 million at June 30, 2016.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at June 30, 2017, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,504	$1,257	$2,137	$304	$3,479	$87
Commercial, financial and agricultural:
Commercial real estate lending	8,190	1,065	6,932	963	8,207	42
Commercial business lending	123	60	61	33	128	2
Equity lines	32	—	31	31	32	1
Consumer	321	—	322	3	321	6
Total	$12,170	$2,382	$9,483	$1,334	$12,167	$138

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

TDRs at June 30, 2017 and December 31, 2016 were as follows:

TABLE 10: Troubled Debt Restructurings

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Accruing TDRs	$5,267	$3,851
Nonaccrual TDRs[1]	6,598	1,974
Total TDRs[2]	$11,865	$5,825

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At June 30, 2017, the Corporation had total assets of $1.5 billion, which was an increase of $12.1 million since December 31, 2016. The increase resulted primarily from deposit growth, which funded a $3.0 million increase in investment securities and contributed to excess liquidity because of decreases of $4.7 million in loans held for sale and $3.1 million in loans held for investment.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$186,952	20%	$188,264	19%
Real estate—construction [1]	34,683	3	55,732	6
Commercial, financial, and agricultural [2]	415,449	42	390,388	39
Equity lines	52,893	5	52,600	5
Consumer	12,334	1	8,399	1
Consumer finance	291,257	29	301,845	30
Total loans	993,568	100%	997,228	100%
Less allowance for loan losses	(36,496)		(37,066)
Total loans, net	$957,072		$960,162

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2017 and December 31, 2016, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$16,742	7%	$16,112	8%
Mortgage-backed securities	84,298	40	76,816	36
Obligations of states and political subdivisions	111,996	53	117,098	56
Total available for sale securities at fair value	$213,036	100%	$210,026	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at June 30, 2017 and December 31, 2016, see Part I, Item 1, "Financial Statements" under the heading "Note 2: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first half of 2017, deposits increased $8.3 million to $1.13 billion at June 30, 2017, compared to $1.12 billion at December 31, 2016. This increase resulted primarily from a $21.0 million increase in non-interest bearing demand deposits and a $4.2 million increase in time deposits. Partially offsetting these increases was a $16.9 million decrease in savings and interest-bearing demand deposits resulting primarily from the cyclical decline in municipal deposits.

The Corporation had $2.4 million in brokered money market deposits outstanding at June 30, 2017. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $165.5 million at June 30, 2017 from $164.6 million at December 31, 2016 as a result of repurchase arrangements with commercial deposit customers.

Off-Balance Sheet Arrangements

As of June 30, 2017, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Contractual Obligations

As of June 30, 2017, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At June 30, 2017, the cash flow hedges had a fair value of ($59,000), which is recorded in other liabilities. The cash flow hedges were fully effective at June 30, 2017.  Therefore, the net gain on cash flow hedges was recognized  as a component of other comprehensive income, net of deferred income taxes.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $64.1 million.  At June 30, 2017, the interest rate swaps had a net fair value of zero, with $941,000 recognized in other assets and $941,000 recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair values are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $227.3 million at June 30, 2017, compared to $199.1 million at December 31, 2016. The increase since December 31, 2016 is primarily the result of growth in deposits in excess of loan funding needs. The Corporation’s funding sources at June 30, 2017 are presented in Table 13.

TABLE 13: Funding Sources

	June 30, 2017
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase agreements	5,000	5,000	—
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	139,393	47,000	92,393
Borrowings from Federal Reserve Bank	13,490	—	13,490
Revolving line of credit	120,000	75,029	44,971
Total	$392,883	$127,029	$265,854

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total Capital (to Risk-Weighted Assets)
Corporation	$167,897	14.8%	$90,913	8.0%	N/A	N/A
C&F Bank	169,235	14.8	91,210	8.0	$114,013	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	153,360	13.5	68,184	6.0	N/A	N/A
C&F Bank	154,708	13.6	68,408	6.0	91,210	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	128,493	11.3	51,138	4.5	N/A	N/A
C&F Bank	154,708	13.6	51,306	4.5	74,108	6.5
Tier 1 Capital (to Average Assets)
Corporation	153,360	10.7	57,475	4.0	N/A	N/A
C&F Bank	154,708	10.8	57,522	4.0	71,903	5.0

As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Corporation	$159,525	13.9%	$91,695	8.0%	N/A	N/A
C&F Bank	160,971	14.0	91,772	8.0	$114,716	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	144,819	12.6	68,772	6.0	N/A	N/A
C&F Bank	146,307	12.8	68,829	6.0	91,772	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	120,085	10.5	51,579	4.5	N/A	N/A
C&F Bank	146,307	12.8	51,622	4.5	74,565	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	144,819	10.3	56,463	4.0	N/A	N/A
C&F Bank	146,307	10.2	57,097	4.0	71,371	5.0

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

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%.  Accordingly, at June 30, 2017, the Corporation and the Bank were required to maintain a capital conservation buffer of 1.25%.  At June 30, 2017, the Corporation exceeded the total capital conservation buffer by 552 basis points, and the Bank exceeded the total capital conservation buffer by 559 basis points.  Also at June 30, 2017, the Corporation and the Bank exceeded the CET1 capital conservation buffer by 556 basis points and 782 basis points, respectively.

The Corporation's capital resources may be further affected by the Corporation's Repurchase Program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2017. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 2018. As of June 30, 2017, $5.0 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

Effects of Inflation and Changing Prices

The Corporation's financial statements included herein have been prepared in accordance with U.S. GAAP, which presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As previously described, the Corporation has a Repurchase Program that was authorized through May 2018. As of June 30, 2017, $5.0 million of the Corporation’s common stock, which is the total amount authorized, may be purchased under the Repurchase Program.

There were no purchases of the Corporation’s common stock during the three months ended June 30, 2017.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed March 29, 1996)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

10.19.6	Sixth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of June 28, 2017.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 8, 2017	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2017		/s/ Jason E. Long
Jason E. Long
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)