Form 10-Q
period 2017-09-30
C & F FINANCIAL CORP
filed 2017-11-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

At November 8, 2017, the latest practicable date for determination,  3,487,789 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)	*
Cash and due from banks	$12,624	$12,892
Interest-bearing deposits in other banks	97,845	90,309
Total cash and cash equivalents	110,469	103,201
Securities—available for sale at fair value, amortized cost of $206,563 and $207,893, respectively	208,993	210,026
Loans held for sale, at fair value	49,377	52,027
Loans, net of allowance for loan losses of $36,335 and $37,066, respectively	986,811	960,162
Restricted stocks, at cost	3,443	3,403
Corporate premises and equipment, net	36,137	35,804
Other real estate owned, net of valuation allowance of $57 and $86, respectively	168	195
Accrued interest receivable	7,105	7,261
Goodwill	14,425	14,425
Core deposit and other amortizable intangibles, net	1,742	2,269
Bank-owned life insurance	15,388	15,103
Other assets	50,588	48,116
Total assets	$1,484,646	$1,451,992

Liabilities
Deposits
Noninterest-bearing demand deposits	$258,691	$218,655
Savings and interest-bearing demand deposits	540,187	556,851
Time deposits	343,743	344,415
Total deposits	1,142,621	1,119,921
Short-term borrowings	18,657	12,363
Long-term borrowings	122,029	127,029
Trust preferred capital notes	25,201	25,175
Accrued interest payable	806	703
Other liabilities	28,326	27,587
Total liabilities	1,337,640	1,312,778

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,487,147 and 3,472,561 shares issued and outstanding, respectively, includes 138,530 and 141,755 of unvested shares, respectively)	3,349	3,331
Additional paid-in capital	12,772	11,705
Retained earnings	131,598	125,162
Accumulated other comprehensive loss, net	(713)	(984)
Total shareholders’ equity	147,006	139,214
Total liabilities and shareholders’ equity	$1,484,646	$1,451,992

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$20,971	$21,145	$62,036	$61,987
Interest on interest-bearing deposits and federal funds sold	314	89	801	409
Interest and dividends on securities
U.S. government agencies and corporations	89	71	253	257
Mortgage-backed securities	380	292	1,088	938
Tax-exempt obligations of states and political subdivisions	773	916	2,453	2,851
Taxable obligations of states and political subdivisions	64	50	176	141
Corporate bonds and other	112	115	340	363
Total interest income	22,703	22,678	67,147	66,946
Interest expense
Savings and interest-bearing deposits	292	254	860	813
Time deposits	907	832	2,634	2,443
Borrowings	992	859	2,750	2,598
Trust preferred capital notes	300	287	862	858
Total interest expense	2,491	2,232	7,106	6,712
Net interest income	20,212	20,446	60,041	60,234
Provision for loan losses	4,435	4,925	11,935	13,125
Net interest income after provision for loan losses	15,777	15,521	48,106	47,109
Noninterest income
Gains on sales of loans	2,156	2,299	6,718	6,581
Service charges on deposit accounts	1,178	1,102	3,356	3,106
Other service charges and fees	2,177	2,179	6,510	6,226
Net gains on calls and sales of available for sale securities	2	3	10	48
Wealth management services income	438	287	1,132	878
Other	775	857	2,435	2,774
Total noninterest income	6,726	6,727	20,161	19,613
Noninterest expenses
Salaries and employee benefits	10,738	10,799	32,468	31,492
Occupancy	2,754	2,432	8,007	7,131
Other	4,763	4,702	13,905	14,047
Total noninterest expenses	18,255	17,933	54,380	52,670
Income before income taxes	4,248	4,315	13,887	14,052
Income tax expense	1,231	1,128	4,000	3,675
Net income	$3,017	$3,187	$9,887	$10,377
Net income per share - basic	$0.87	$0.92	$2.84	$3.01
Net income per share - assuming dilution	$0.87	$0.92	$2.84	$3.00
Weighted average number of shares outstanding - basic	3,487,170	3,456,901	3,485,725	3,452,426
Weighted average number of shares outstanding - assuming dilution	3,487,170	3,458,799	3,485,830	3,453,891

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,017	$3,187	$9,887	$10,377
Other comprehensive income (loss):
Changes in defined benefit plan assets and benefit obligations
Changes in net gain arising during the period[1]	41	38	115	114
Tax effect	(16)	(14)	(41)	(40)
Amortization of prior service cost arising during the period[1]	(15)	(15)	(45)	(45)
Tax effect	5	6	16	16
Net of tax amount	15	15	45	45

Unrealized gains (losses) on cash flow hedging instruments
Unrealized holding gains (losses) arising during the period	57	244	54	(428)
Tax effect	(23)	(96)	(22)	145
Net of tax amount	34	148	32	(283)

Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during the period	(263)	(1,208)	308	1,231
Tax effect	92	423	(108)	(431)
Reclassification adjustment for gains included in net income[2]	(2)	(3)	(10)	(48)
Tax effect	1	1	4	17
Net of tax amount	(172)	(787)	194	769
Other comprehensive income (loss)	(123)	(624)	271	531
Comprehensive income	$2,894	$2,563	$10,158	$10,908

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

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2016	$3,331	$11,705	$125,162	$(984)	$139,214
Comprehensive income:
Net income	—	—	9,887	—	9,887
Other comprehensive income	—	—	—	271	271
Stock options exercised	2	81	—	—	83
Share-based compensation	—	1,075	—	—	1,075
Restricted stock vested	17	(17)	—	—	—
Common stock issued	3	109	—	—	112
Common stock purchased	(4)	(181)	—	—	(185)
Cash dividends declared – common stock ($0.99 per share)	—	—	(3,451)	—	(3,451)
Balance September 30, 2017	$3,349	$12,772	$131,598	$(713)	$147,006

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance December 31, 2015	$3,301	$10,420	$116,167	$1,171	$131,059
Comprehensive income:
Net income	—	—	10,377	—	10,377
Other comprehensive income	—	—	—	531	531
Share-based compensation	—	914	—	—	914
Restricted stock vested	11	(11)	—	—	—
Common stock issued	9	341	—	—	350
Common stock purchased	(4)	(151)	—	—	(155)
Cash dividends declared – common stock ($0.96 per share)	—	—	(3,316)	—	(3,316)
Balance September 30, 2016	$3,317	$11,513	$123,228	$1,702	$139,760

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$9,887	$10,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,963	1,933
Provision for loan losses	11,935	13,125
Provision for indemnifications	140	243
Provision for other real estate owned losses	—	106
Share-based compensation	1,075	914
Net accretion of certain acquisition-related fair value adjustments	(826)	(1,202)
Net amortization of discounts and amortization of premiums on securities	1,437	1,237
Amortization of other intangibles	119	—
Realized gains on sales and calls of securities	(10)	(48)
Net realized gains on sales of other real estate owned	(10)	(110)
Net realized gains on sale of corporate premises and equipment	(16)	(183)
Income from bank-owned life insurance	(253)	(754)
Origination of loans held for sale	(556,829)	(485,361)
Proceeds from sales of loans held for sale	566,197	469,253
Gains on sales of loans held for sale	(6,718)	(6,581)
Change in other assets and liabilities:
Accrued interest receivable	156	278
Other assets	(2,568)	(6,208)
Accrued interest payable	103	(26)
Other liabilities	636	5,217
Net cash provided by operating activities	26,418	2,210
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale and payments on mortgage-backed securities	33,960	48,296
Purchases of securities available for sale	(33,855)	(33,888)
Net purchases of restricted stocks	(40)	(58)
Net increase in loans	(37,661)	(82,130)
Other real estate owned improvements	—	(20)
Proceeds from sales of other real estate owned	245	1,085
Purchases of corporate premises and equipment, net	(2,351)	(1,732)
Net cash used in investing activities	(39,702)	(68,447)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	23,372	9,333
Net (decrease) increase in time deposits	(672)	6,162
Net increase (decrease) in borrowings	1,293	(10,085)
Issuance of common stock	112	350
Purchase of common stock, including shares withheld to pay taxes	(185)	(155)
Proceeds from exercise of stock options	83	—
Cash dividends	(3,451)	(3,316)
Net cash provided by financing activities	20,552	2,289
Net increase (decrease) in cash and cash equivalents	7,268	(63,948)
Cash and cash equivalents at beginning of period	103,201	152,943
Cash and cash equivalents at end of period	$110,469	$88,995
Supplemental disclosure
Interest paid	$6,976	$6,710
Income taxes paid	4,616	2,142
Supplemental disclosure of noncash investing and financing activities
Unrealized gains on securities available for sale	$298	$1,183
Transfers from loans to other real estate owned	208	618
Pension adjustment	70	69
Unrealized gains (losses) on cash flow hedging instruments	54	(428)

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

Adoption of New Accounting Standard:  During the fourth quarter of 2016, the Corporation adopted Accounting Standards Update (ASU) 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-Based Payment Accounting”.  This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense.  In accordance with the adoption provisions of ASU 2016-09, the results for the third quarter and first nine months of 2016 include only the excess tax benefits attributable to the third quarter and first nine months of 2016 of $43,000 and $66,000, respectively.

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

Share-Based Compensation: Shared-based compensation expense, net of forfeitures, for the third quarter of 2017 and the first nine months of 2017 was $321,000  ($199,000 after tax) and $1.08 million (666,000 after tax), respectively, for restricted stock granted during 2012 through 2017. As of September 30, 2017, there was $2.53 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2017 and 2016 is presented below:

	2017
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	141,755	$39.77
Granted	15,725	45.46
Vested	(17,260)	35.40
Forfeited	(1,690)	43.16
Unvested, September 30, 2017	138,530	$40.91

	2016
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	137,200	$36.50
Granted	17,365	38.42
Vested	(11,500)	30.33
Forfeited	(1,650)	39.31
Unvested, September 30, 2016	141,415	$37.20

Stock option activity during the nine months ended September 30, 2017 and 2016 and stock options outstanding at September 30, 2017 and 2016 are summarized below:

Intrinsic
Value of
Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at December 31, 2016	2,250	$37.17	0.3	$29
Exercised	(2,250)	37.17
Options outstanding and exercisable at September 30, 2017	—	$—	—	$—

				Intrinsic
				Value of
				Unexercised
			Remaining	In-The
			Contractual	Money
		Exercise	Life	Options
	Shares	Price*	(in years)*	(in 000’s)
Options outstanding and exercisable at December 31, 2015	24,000	$38.39	0.8	$22
Exercised	(6,400)	37.17
Expired	(12,000)	39.60
Options outstanding and exercisable at September 30, 2016	5,600	$37.17	0.6	$33

*     Weighted average

Recent Significant Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” There have been several clarifying amendments issued by the FASB since the original issuance of this guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The guidance will be effective for public companies for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The number of years that revenue and the direct effects of change in accounting principle associated with ASU 2014-09 will be restated is dependent upon whether an entity uses a full retrospective approach or a modified retrospective approach. Most revenue associated with financial instruments, including interest income, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. Based on the evaluation to date, management believes that for most revenue streams within the scope of ASU 2014-09, the amendments will not change the timing of when the revenue is recognized by the Corporation. Management is continuing to evaluate the effect ASU 2014-09 will have on the Corporation’s consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09, new disclosures required by these amendments and the most appropriate transition method; however, the adoption of ASU 2014-09 is not expected to have a material effect on the Corporation’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendments in ASU 2016-01 require, among other things, equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Corporation is currently working with third-party valuation experts to develop a process and methodology to provide fair value measurements consistent with ASU 2016-01 beginning in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation has completed an inventory of all buildings and equipment it leases from third parties. The Corporation has not yet determined an estimate of the effect that ASU 2016-02 will have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as part of its project on financial instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  For public business entities that are SEC filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Corporation has established a working group that is in the process of gathering historical data and evaluating appropriate portfolio segmentation and modeling methods. The Corporation has not yet determined an estimate of the effect that ASU 2016-13 will have on its financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes.  Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update.   The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period.  The Corporation is currently assessing the effect that ASU 2017-12 will have on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,516	$—	$(226)	$16,290
Mortgage-backed securities	85,958	273	(279)	85,952
Obligations of states and political subdivisions	104,089	2,812	(150)	106,751
	$206,563	$3,085	$(655)	$208,993

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,526	$—	$(414)	$16,112
Mortgage-backed securities	77,210	228	(622)	76,816
Obligations of states and political subdivisions	114,157	3,265	(324)	117,098
	$207,893	$3,493	$(1,360)	$210,026

The amortized cost and estimated fair value of securities at September 30, 2017, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2017
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$31,294	$31,494
Due after one year through five years	152,635	154,244
Due after five years through ten years	16,449	16,718
Due after ten years	6,185	6,537
	$206,563	$208,993

The following table presents the gross realized gains and losses on and the proceeds from the (1) sale of securities and (2) maturities and calls of securities during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Realized gains (losses) from sales of securities:
Gross realized gains	$—	$—	$—	$61
Gross realized losses	—	—	—	(26)
Net realized gains	$—	$—	$—	$35
Proceeds from sales of securities	$—	$—	$—	$897

Realized gains from maturities and calls of securities:
Gross realized gains	$2	$3	$14	$13
Gross realized losses	—	—	(4)	—
Net realized gains	$2	$3	$10	$13
Proceeds from maturities, calls and paydowns of securities	$12,472	$16,770	$33,960	$47,399

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $97.91 million and an aggregate fair value of $98.96 million were pledged at September 30, 2017. Securities with an aggregate amortized cost of $113.07 million and an aggregate fair value of $114.16. million were pledged at December 31, 2016.

Securities in an unrealized loss position at September 30, 2017, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$7,565	$80	$7,220	$146	$14,785	$226
Mortgage-backed securities	39,947	279	—	—	39,947	279
Obligations of states and political subdivisions	9,267	43	8,243	107	17,510	150
Total temporarily impaired securities	$56,779	$402	$15,463	$253	$72,242	$655

There were 114 debt securities totaling $72.24 million considered temporarily impaired at September 30, 2017. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. At September  30, 2017, approximately 99 percent of the Corporation's obligations of states and political subdivisions in a net unrealized loss position were rated “A” or better, as measured by market value by Standard & Poor's or Moody's Investors Service. The Corporation considers all of its debt securities to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September  30, 2017 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.44 million at September 30, 2017 and consisted of both Federal Home Loan Bank (FHLB) stock and Community Bankers Bank (CBB) stock.  Restricted stocks are generally viewed as long-term investments, which are carried at cost because there is no market for the stock other than the FHLBs with respect to FHLB stock, or member institutions with respect to CBB stock. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at September 30, 2017 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available-for-sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Real estate – residential mortgage	$187,873	$188,264
Real estate – construction [1]	38,879	55,732
Commercial, financial and agricultural [2]	436,295	390,388
Equity lines	55,311	52,600
Consumer	12,258	8,399
Consumer finance	292,530	301,845
	1,023,146	997,228
Less allowance for loan losses	(36,335)	(37,066)
Loans, net	$986,811	$960,162

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $259,000 and $284,000 of demand deposit overdrafts at September 30, 2017 and December 31, 2016, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$15,904	$49,772	$65,676	$19,770	$56,213	$75,983
Carrying amount
Real estate – residential mortgage	$937	$12,302	$13,239	$1,219	$13,422	$14,641
Commercial, financial and agricultural[1]	4,797	24,815	29,612	7,759	28,615	36,374
Equity lines	224	10,152	10,376	278	11,178	11,456
Consumer	—	15	15	—	114	114
Total acquired loans	$5,958	$47,284	$53,242	$9,256	$53,329	$62,585

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Real estate – residential mortgage	$978	$1,652
Real estate – construction	—	—
Commercial, financial and agricultural:
Commercial real estate lending	6,472	1,619
Commercial business lending	40	131
Equity lines	691	757
Consumer	1	118
Consumer finance	797	565
Total loans on nonaccrual status	$8,979	$4,842

The past due status of loans as of September 30, 2017 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$521	$309	$292	$1,122	$937	$185,814	$187,873	$151
Real estate – construction:
Construction lending	—	—	—	—	—	33,559	33,559	—
Consumer lot lending	—	—	—	—	—	5,320	5,320	—
Commercial, financial and agricultural:
Commercial real estate lending	—	438	4,647	5,085	4,797	299,044	308,926	—
Land acquisition and development lending	—	—	—	—	—	38,088	38,088	—
Builder line lending	—	—	—	—	—	30,852	30,852	—
Commercial business lending	—	25	—	25	—	58,404	58,429	—
Equity lines	191	113	48	352	224	54,735	55,311	48
Consumer	8	—	1	9	—	12,249	12,258	—
Consumer finance	10,864	1,906	797	13,567	—	278,963	292,530	—
Total	$11,584	$2,791	$5,785	$20,160	$5,958	$997,028	$1,023,146	$199

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $151,000.

The table above includes the following:

•	nonaccrual loans that are current of $3.17 million, 30-59 days past due of $104,000, 60-89 days past due of $119,000 and 90+ days past due of $5.59 million.
•	performing loans purchased in the acquisition of CVB that are current of $47.08 million, 30-59 days past due of $65,000, 60-89 days past due of $119,000 and 90+ days past due of $22,000.

The past due status of loans as of December 31, 2016 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$848	$233	$184	$1,265	$1,219	$185,780	$188,264	$—
Real estate – construction:
Construction lending	—	—	—	—	—	47,062	47,062	—
Consumer lot lending	—	—	—	—	—	8,670	8,670	—
Commercial, financial and agricultural:
Commercial real estate lending	5,121	12	—	5,133	7,245	249,408	261,786	—
Land acquisition and development lending	—	—	—	—	—	43,472	43,472	—
Builder line lending	—	—	—	—	—	22,391	22,391	—
Commercial business lending	75	—	—	75	514	62,150	62,739	—
Equity lines	853	138	—	991	278	51,331	52,600	—
Consumer	22	—	118	140	—	8,259	8,399	6
Consumer finance	13,011	1,975	565	15,551	—	286,294	301,845	—
Total	$19,930	$2,358	$867	$23,155	$9,256	$964,817	$997,228	$6

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.04 million, 30-59 days past due of $570,000, 60‑89 days past due of $370,000 and 90+ days past due of $867,000.
•	performing loans purchased in the acquisition of CVB that are current of $52.64 million, 30-59 days past due of $532,000, 60-89 days past due of $143,000 and 90+ days past due of $17,000.

Loan modifications that were classified as troubled debt restructurings (TDRs) during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	2	$365	$365	2	$343	$344
Commercial, financial and agricultural:
Commercial real estate lending – interest rate concession	—	—	—	1	96	96
Total	2	$365	$365	3	$439	$440

	Nine Months Ended September 30,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	2	$365	$365	5	$1,136	$1,161
Commercial, financial and agricultural:
Commercial real estate lending – interest rate and term concession	3	4,646	4,646	—	—	—
Commercial real estate lending – interest rate concession	4	2,154	2,154	3	227	227
Commercial business lending – interest rate concession	—	—	—	1	100	100
Commercial business lending – term concession	—	—	—	1	25	25
Consumer – interest rate concession	—	—	—	1	291	291
Total	9	$7,165	$7,165	11	$1,779	$1,804

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. TDRs at September 30, 2017 included $4.65 million for one commercial relationship that was more than 90 days past due and for which a specific loss reserve has been established. There were no TDR payment defaults during the three and nine months ended September 30, 2016.

Impaired loans, which consisted solely of TDRs, and the related allowance at September 30, 2017 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,769	$1,291	$2,360	$213	$3,756	$139
Commercial, financial and agricultural:
Commercial real estate lending	7,986	1,096	6,711	773	7,968	55
Commercial business lending	47	42	—	—	48	—
Equity lines	32	—	31	5	32	1
Consumer	321	322	—	—	321	10
Total	$12,155	$2,751	$9,102	$991	$12,125	$205

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

PCI loans had an unpaid principal balance of  $15.90  million and a carrying value of $5.96 million at September 30, 2017. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives

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

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the nine months ended September 30, 2017 and 2016:

	September 30,
(Dollars in thousands)	2017	2016
Accretable yield, balance at beginning of period	$8,637	$10,419
Accretion	(1,792)	(1,731)
Reclassification of nonaccretable difference due to improvement in expected cash flows	838	924
Other changes, net	106	(503)
Accretable yield, balance at end of period	$7,789	$9,109

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2017:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Provision charged (credited) to operations	(69)	(278)	500	23	24	11,735	11,935
Loans charged off	(154)	—	(273)	(20)	(224)	(15,464)	(16,135)
Recoveries of loans previously charged off	59	—	18	2	143	3,247	3,469
Balance at September 30, 2017	$2,395	$538	$7,638	$690	$204	$24,870	$36,335

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2016:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Provision charged (credited) to operations	(293)	305	(85)	39	34	13,125	13,125
Loans charged off	(82)	—	(87)	(55)	(208)	(14,650)	(15,082)
Recoveries of loans previously charged off	93	—	200	—	200	2,965	3,458
Balance at September 30, 2016	$2,189	$399	$7,783	$1,036	$269	$25,394	$37,070

The following table presents, as of September 30, 2017, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at September 30, 2017	$2,395	$538	$7,638	$690	$204	$24,870	$36,335
Ending balance: individually evaluated for impairment	$213	$—	$773	$5	$—	$—	$991
Ending balance: collectively evaluated for impairment	$2,182	$538	$6,865	$685	$204	$24,870	$35,344
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at September 30, 2017	$187,873	$38,879	$436,295	$55,311	$12,258	$292,530	$1,023,146
Ending balance: individually evaluated for impairment	$3,651	$—	$7,849	$31	$322	$—	$11,853
Ending balance: collectively evaluated for impairment	$183,285	$38,879	$423,649	$55,056	$11,936	$292,530	$1,005,335
Ending balance: acquired loans - PCI	$937	$—	$4,797	$224	$—	$—	$5,958

The following table presents, as of December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Ending balance: individually evaluated for impairment	$251	$—	$307	$—	$94	$—	$652
Ending balance: collectively evaluated for impairment	$2,308	$816	$7,086	$685	$167	$25,352	$36,414
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Balance at December 31, 2016	$188,264	$55,732	$390,388	$52,600	$8,399	$301,845	$997,228
Ending balance: individually evaluated for impairment	$3,408	$—	$1,865	$32	$520	$—	$5,825
Ending balance: collectively evaluated for impairment	$183,637	$55,732	$380,764	$52,290	$7,879	$301,845	$982,147
Ending balance: acquired loans - PCI	$1,219	$—	$7,759	$278	$—	$—	$9,256

Loans by credit quality indicators as of September 30, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,785	$1,785	$3,325	$978	$187,873
Real estate – construction:
Construction lending	33,559	—	—	—	33,559
Consumer lot lending	5,320	—	—	—	5,320
Commercial, financial and agricultural:
Commercial real estate lending	295,783	3,384	3,287	6,472	308,926
Land acquisition and development lending	23,820	—	14,268	—	38,088
Builder line lending	30,852	—	—	—	30,852
Commercial business lending	57,528	209	652	40	58,429
Equity lines	53,862	467	291	691	55,311
Consumer	11,933	1	323	1	12,258
	$694,442	$5,846	$22,146	$8,182	$730,616

[1]	At September 30, 2017, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $46.51 million pass rated, $1.94 million special mention, $2.81 million substandard and $1.99 million substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,733	$797	$292,530

Loans by credit quality indicators as of December 31, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,814	$2,037	$2,761	$1,652	$188,264
Real estate – construction:
Construction lending	47,062	—	—	—	47,062
Consumer lot lending	8,670	—	—	—	8,670
Commercial, financial and agricultural:
Commercial real estate lending	243,427	5,860	10,880	1,619	261,786
Land acquisition and development lending	29,595	565	13,312	—	43,472
Builder line lending	21,235	789	367	—	22,391
Commercial business lending	62,044	255	309	131	62,739
Equity lines	51,186	480	177	757	52,600
Consumer	7,870	2	409	118	8,399
	$652,903	$9,988	$28,215	$4,277	$695,383

[1]	At December 31, 2016, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $54.06 million pass rated, $2.59 million special mention, $5.74 million substandard and $196,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$301,280	$565	$301,845

NOTE 5: Shareholders’ Equity and Earnings Per Common Share

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $384,000 and $534,000 as of September 30, 2017 and December 31, 2016, respectively.

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Net unrealized gains on securities	$1,580	$1,386
Net unrecognized losses on cash flow hedges	(2)	(34)
Net unrecognized losses on defined benefit plan	(2,291)	(2,336)
Total accumulated other comprehensive loss	$(713)	$(984)

Common Shares

The Corporation purchased 4,049 and 3,990 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first nine months of 2017 and 2016, respectively.  During the first nine months of 2017 and 2016, no shares were purchased under the share repurchase program authorized by the Corporation’s Board of Directors.

Earnings Per Common Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Net income	$3,017	$3,187

Weighted average number of common shares used in earnings per common share—basic	3,487,170	3,456,901
Effect of dilutive securities:
Stock option awards	—	1,898
Weighted average number of common shares used in earnings per common share—assuming dilution	3,487,170	3,458,799

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net income	$9,887	$10,377

Weighted average number of common shares used in earnings per common share—basic	3,485,725	3,452,426
Effect of dilutive securities:
Stock option awards	105	1,465
Weighted average number of common shares used in earnings per common share—assuming dilution	3,485,830	3,453,891

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of common shares used in the calculation of basic and diluted EPS includes both vested and unvested common shares outstanding.

Potential common shares that may be issued by the Corporation for its stock option awards are determined using the treasury stock method. Accordingly, anti-dilutive shares are not included in computing diluted earnings per share.  No shares issuable upon exercise of options were anti-dilutive for the three months ended September 30, 2017 and 2016. No shares issuable upon exercise of options were anti-dilutive for the nine months ended September 30, 2017; whereas, 4,000 shares issuable upon exercise of stock options were anti-dilutive for the nine months ended September 30, 2016.

NOTE 6: Employee Benefit Plans

The Bank has a non-contributory cash balance pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$274	$262	$840	$785
Interest cost	138	130	414	390
Expected return on plan assets	(280)	(261)	(854)	(783)
Amortization of prior service cost	(15)	(15)	(45)	(45)
Recognized net actuarial loss	41	38	115	114
Net periodic benefit cost	$158	$154	$470	$461

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2017 and December 31, 2016, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are Standard & Poor's Securities Evaluations Inc. (SPSE), Thomson Reuters Pricing Service (TRPS), and Interactive Data Pricing and Reference Data LLC (IDC).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. SPSE and IDC provide evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  Both sources use proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS and IDC provide evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	September 30, 2017
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,290	$—	$16,290
Mortgage-backed securities	—	85,952	—	85,952
Obligations of states and political subdivisions	—	106,751	—	106,751
Total securities available for sale	—	208,993	—	208,993
Loans held for sale	—	49,377	—	49,377
Derivative asset - IRLC	—	1,118	—	1,118
Derivative asset - interest rate swaps on loans	—	891	—	891
Derivative asset - cash flow hedges	—	17	—	17
Total assets	$—	$260,396	$—	$260,396

Liabilities:
Derivative liability - cash flow hedges	$—	$20	$—	$20
Derivative liability - interest rate swaps on loans	—	891	—	891
Total liabilities	$—	$911	$—	$911

	December 31, 2016
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,112	$—	$16,112
Mortgage-backed securities	—	76,816	—	76,816
Obligations of states and political subdivisions	—	117,098	—	117,098
Total securities available for sale	—	210,026	—	210,026
Loans held for sale	—	52,027	—	52,027
Derivative asset - IRLC	—	663	—	663
Derivative asset - interest rate swaps on loans	—	1,032	—	1,032
Total assets	$—	$263,748	$—	$263,748

Liabilities:
Derivative liability - cash flow hedges	$—	$56	$—	$56
Derivative liability - interest rate swaps on loans	—	1,032	—	1,032
Total liabilities	$—	$1,088	$—	$1,088

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	September 30, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$4,286	$4,286
Other real estate owned, net	—	—	168	168
Total	$—	$—	$4,454	$4,454

	December 31, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,303	$2,303
Other real estate owned, net	—	—	195	195
Total	$—	$—	$2,498	$2,498

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of September 30, 2017:

	Fair Value Measurements at September 30, 2017
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$4,286	Appraisals	Discount to reflect current market conditions and estimated selling costs	16% - 30%
Other real estate owned, net	168	Appraisals	Discount to reflect current market conditions and estimated selling costs	28%
Total	$4,454

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

The following describes the valuation techniques used by the Corporation to measure certain of its financial instruments at fair value as of September 30, 2017 and December 31, 2016.

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

	Carrying	Fair Value Measurements at September 30, 2017 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$110,469	$110,469	$—	$—	$110,469
Securities available for sale	208,993	—	208,993	—	208,993
Loans, net	986,811	—	—	982,714	982,714
Loans held for sale	49,377	—	49,377	—	49,377
Derivative asset - IRLC	1,118	—	1,118	—	1,118
Derivative asset - interest rate swaps on loans	891	—	891	—	891
Derivative asset - cash flow hedges	17	—	17	—	17
Bank-owned life insurance	15,388	—	15,388	—	15,388
Accrued interest receivable	7,105	7,105	—	—	7,105
Financial liabilities:
Demand deposits	$798,878	$798,878	$—	$—	$798,878
Time deposits	343,743	—	346,246	—	346,246
Borrowings	165,887	—	158,483	—	158,483
Derivative liability - cash flow hedges	20	—	20	—	20
Derivative liability - interest rate swaps on loans	891	—	891	—	891
Accrued interest payable	806	806	—	—	806

	Carrying	Fair Value Measurements at December 31, 2016 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$103,201	$103,201	$—	$—	$103,201
Securities available for sale	210,026	—	210,026	—	210,026
Loans, net	960,162	—	—	961,546	961,546
Loans held for sale	52,027	—	52,027	—	52,027
Derivative asset - IRLC	663	—	663	—	663
Derivative asset - interest rate swaps on loans	1,032	—	1,032	—	1,032
Bank-owned life insurance	15,103	—	15,103	—	15,103
Accrued interest receivable	7,261	7,261	—	—	7,261
Financial liabilities:
Demand deposits	$775,506	$775,506	$—	$—	$775,506
Time deposits	344,415	—	346,648	—	346,648
Borrowings	164,567	—	157,138	—	157,138
Derivative liability - cash flow hedges	56	—	56	—	56
Derivative liability - interest rate swaps on loans	1,032	—	1,032	—	1,032
Accrued interest payable	703	703	—	—	703

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

	Three Months Ended September 30, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,561	$460	$11,337	$—	$(1,655)	$22,703
Gains on sales of loans	—	2,156	—	—	—	2,156
Other noninterest income	2,693	1,202	213	462	—	4,570
Total operating income	15,254	3,818	11,550	462	(1,655)	29,429
Expenses:
Provision for loan losses	—	—	4,435	—	—	4,435
Interest expense	1,539	176	2,131	300	(1,655)	2,491
Salaries and employee benefits	6,485	1,585	2,209	459	—	10,738
Other noninterest expenses	4,479	1,303	1,593	142	—	7,517
Total operating expenses	12,503	3,064	10,368	901	(1,655)	25,181
Income (loss) before income taxes	2,751	754	1,182	(439)	—	4,248
Income tax expense (benefit)	650	300	469	(188)	—	1,231
Net income (loss)	$2,101	$454	$713	$(251)	$—	$3,017
Total assets	$1,318,835	$64,451	$296,835	$5,870	$(201,345)	$1,484,646
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,042	$46	$16	$3	$—	$1,107

	Three Months Ended September 30, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$11,751	$549	$11,832	$1	$(1,455)	$22,678
Gains on sales of loans	—	2,299	—	—	—	2,299
Other noninterest income	2,742	1,169	202	315	—	4,428
Total operating income	14,493	4,017	12,034	316	(1,455)	29,405
Expenses:
Provision for loan losses	—	—	4,925	—	—	4,925
Interest expense	1,440	158	1,801	288	(1,455)	2,232
Salaries and employee benefits	6,296	1,530	2,524	449	—	10,799
Other noninterest expenses	4,428	1,327	1,325	54	—	7,134
Total operating expenses	12,164	3,015	10,575	791	(1,455)	25,090
Income (loss) before income taxes	2,329	1,002	1,459	(475)	—	4,315
Income tax expense (benefit)	378	397	577	(224)	—	1,128
Net income (loss)	$1,951	$605	$882	$(251)	$—	$3,187
Total assets	$1,255,815	$81,274	$306,674	$4,905	$(223,658)	$1,425,010
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$760	$70	$93	$—	$—	$923

	Nine Months Ended September 30, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$36,898	$1,207	$33,740	$—	$(4,698)	$67,147
Gains on sales of loans	—	6,718	—	—	—	6,718
Other noninterest income	7,955	3,509	644	1,335	—	13,443
Total operating income	44,853	11,434	34,384	1,335	(4,698)	87,308
Expenses:
Provision for loan losses	200	—	11,735	—	—	11,935
Interest expense	4,499	407	6,036	862	(4,698)	7,106
Salaries and employee benefits	19,141	4,873	7,015	1,439	—	32,468
Other noninterest expenses	13,356	3,900	4,152	504	—	21,912
Total operating expenses	37,196	9,180	28,938	2,805	(4,698)	73,421
Income (loss) before income taxes	7,657	2,254	5,446	(1,470)	—	13,887
Income tax expense (benefit)	1,635	896	2,155	(686)	—	4,000
Net income (loss)	$6,022	$1,358	$3,291	$(784)	$—	$9,887
Total assets	$1,318,835	$64,451	$296,835	$5,870	$(201,345)	$1,484,646
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,981	$328	$81	$14	$—	$2,404

	Nine Months Ended September 30, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$34,268	$1,216	$35,448	$2	$(3,988)	$66,946
Gains on sales of loans	—	6,581	—	—	—	6,581
Other noninterest income	8,598	2,853	628	953	—	13,032
Total operating income	42,866	10,650	36,076	955	(3,988)	86,559
Expenses:
Provision for loan losses	—	—	13,125	—	—	13,125
Interest expense	4,316	304	5,221	859	(3,988)	6,712
Salaries and employee benefits	18,447	4,213	7,683	1,149	—	31,492
Other noninterest expenses	13,237	3,517	4,032	392	—	21,178
Total operating expenses	36,000	8,034	30,061	2,400	(3,988)	72,507
Income (loss) before income taxes	6,866	2,616	6,015	(1,445)	—	14,052
Income tax expense (benefit)	886	1,039	2,366	(616)	—	3,675
Net income (loss)	$5,980	$1,577	$3,649	$(829)	$—	$10,377
Total assets	$1,255,815	$81,274	$306,674	$4,905	$(223,658)	$1,425,010
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,584	$255	$347	$—	$—	$2,186

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Allowance, beginning of period	$2,391	$2,503	$2,303	$2,363
Provision for indemnification losses	52	103	140	243
Payments	—	(350)	—	(350)
Allowance, end of period	$2,443	$2,256	$2,443	$2,256

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

Interest rate lock commitments.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding. C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis. At September 30, 2017, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis. The fair value of these derivative instruments is reported in “Other Assets.

The following tables summarize key elements of the Corporation’s derivative instruments as of September 30, 2017 and December 31, 2016, segregated by derivatives that are considered to be hedging instruments and those that are not:

	September 30, 2017
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Pay variable rate swaps with counterparty	$25,000	3	$17	$20	$296
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	31,963	5	117	774	—
Matched interest rate swaps with counterparty	31,963	5	774	117	—
Other contracts:
Interest rate lock commitments	129,293	591	1,118	—	—

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

	December 31, 2016
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Pay variable rate swaps with counterparty	$25,000	3	$—	$56	$323
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	25,151	4	—	1,032	—
Matched interest rate swaps with counterparty	25,151	4	1,032	—	—
Other contracts:
Interest rate lock commitments	106,612	504	663	—	—

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Data processing expenses	$970	$946	$2,663	$2,949
Professional fees	529	543	1,810	1,685
Marketing and advertising expenses	361	393	1,164	1,227
Telecommunication expenses	329	333	975	888
Travel and educational expenses	268	314	845	861
All other noninterest expenses	2,306	2,173	6,448	6,437
Total other noninterest expenses	$4,763	$4,702	$13,905	$14,047

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

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of new and used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets

•	demand for financial services in the Corporation’s market area

•	the Corporation's branch and market expansions and technology initiatives

•	reliance on third parties for key services

•	accounting principles, policies and guidelines and elections made by the Corporation thereunder

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

Financial Performance Measures

Net income for the Corporation was $3.0 million for the third quarter of 2017, or $0.87 per common share assuming dilution, compared to net income of $3.2 million for the third quarter of 2016, or $0.92 per common share assuming dilution. Net income for the Corporation was $9.9 million for the first nine months of 2017, or $2.84 per common share assuming dilution, compared to net income of $10.4 million for the first nine months of 2016, or $3.00 per common share assuming dilution. Earnings in 2016 included one-time revenue items totaling $822,000 after taxes that were recognized during the first nine months of 2016 associated with a contract amendment for one of the Bank’s debit card programs ($237,000 after tax), the Bank’s bank-owned life insurance (BOLI) program ($493,000 after tax) and a gain on the sale of a Bank-owned property ($92,000 after tax).

The Corporation’s annualized ROE and ROA were 8.26 percent and 0.82 percent, respectively, for the third quarter of 2017, compared to 9.25 percent and 0.91 percent, respectively, for the third quarter of 2016.   The Corporation’s annualized ROE and ROA were 9.25 percent and 0.91 percent, respectively, for the first nine months of 2017, compared to 10.26 percent and 0.99 percent, respectively, for the first nine months of 2016.   The decreases in ROE and ROA for the third quarter and first nine months of 2017, compared to the same periods in 2016, resulted from internal capital growth since September 30, 2016 and the decline in net income during 2017.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: The Retail Banking segment reported net income of $2.1 million for the third quarter of 2017, compared to net income of $2.0 million for the third quarter of 2016.  For the first nine months of 2017, the Retail Banking segment reported net income of $6.02 million, compared to $5.98 million for the first nine months of 2016. Net income for the first nine months of 2016 included one-time revenue items totaling $822,000, which had the effect of reducing the increase in net income for the first nine months of 2017.

Positive factors influencing net income of the Retail Banking segment for the third quarter and first nine months of 2017 included: (1) the effect of loan growth on interest income, as average loans at C&F Bank increased $51.6 million or 7.8 percent during the third quarter of 2017 and $59.3 million or 9.3 percent during the first nine months of 2017 over the same periods of 2016 and (2) an increase in service charges on deposits. Partially offsetting these positive factors were (1) a decline in the yield on the investment portfolio as a result of replacing matured and called securities with lower-yielding securities, (2) a higher provision for loan losses resulting from loan growth and an increase in the specific loan loss allowance, as discussed below and (3) higher operating expenses associated with strengthening C&F Bank’s technology infrastructure, growing its branch network and commercial lending teams, implementing its digital initiatives and promoting brand awareness.

The results for the third quarter and first nine months of 2017 and 2016 for the Retail Banking segment included the acquisition accounting adjustments recorded in connection with the 2013 acquisition of CVB. The net accretion attributable to these adjustments recognized in the third quarter and first nine months of 2017 was $131,000 and $547,000, net of taxes, respectively, compared to $369,000 and $863,000, net of taxes for the third quarter and first nine months of 2016, respectively.

C&F Bank’s total nonperforming assets were $8.3 million at September 30, 2017, compared to $4.4 million at December 31, 2016. Nonperforming assets at September 30, 2017 included $8.1 million in nonaccrual loans, compared to $4.2 million at December 31, 2016, and $168,000 in other real estate owned (OREO), compared to $195,000 at December 31, 2016.  The increase in nonaccrual loans was due primarily to two commercial relationships totaling $6.5 million, which were classified as nonaccrual in the first quarter of 2017. Both of these relationships have been restructured in 2017, are reported in troubled debt restructurings (TDR) at September 30, 2017 and were previously classified as substandard loans. Specific reserves have also been established, which management believes are adequate to absorb probable losses on these loans. The OREO decrease during the first nine months of 2017 was due to sales during the same period.

Mortgage Banking:  The Mortgage Banking segment reported net income of $454,000 for the third quarter of 2017, compared to net income of $605,000 for the third quarter of 2016. For the first nine months of 2017, the Mortgage Banking segment reported net income of $1.4 million, compared to net income of $1.6 million for the first nine months of 2016.

While loan production increased 0.8 percent and 14.7 percent during the third quarter and first nine months of 2017, respectively, over the same periods in 2016, several factors have contributed to lower earnings during 2017. Overall, there has been a decline in the net interest margin on loans held for sale as a result of the flattening of the yield curve during 2017 whereby short-term interest rates have been rising while long-term rates have remained relatively unchanged. In addition, net income declined because of fixed personnel and overhead costs associated with the segment’s branch expansion. The negative effect of these factors was offset in part by higher production-based fee income and growth in fee income produced by the Lender Solutions division.

The amounts of loan production during the third quarter of 2017 for refinancings and home purchases were $26.9 million and $180.0 million, respectively, compared to $41.1 million and $164.3 million, respectively, during the third quarter of 2016. The amounts of loan production during the first nine months of 2017 for refinancings and home purchases were $72.4 million and $484.4 million, respectively, compared to $87.4 million and $398.0 million, respectively, during the first nine months of 2016. The continued focus at the Mortgage Banking segment is higher loan production, and we continue to seek new growth opportunities.  Management believes increasing future profitability at the Mortgage Banking segment is dependent on growth in loan originations due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.

Consumer Finance:  The Consumer Finance segment reported net income of $713,000 for the third quarter of 2017, compared to net income of $882,000 for the third quarter of 2016. For the first nine months of 2017, the Consumer Finance segment reported net income of $3.3 million, compared to net income of $3.6 million for the first nine months of 2016.

The decline in net income for the third quarter and first nine months of 2017, compared to the same periods in 2016, was principally due to (1) lower interest income attributable to a decline in average loans and (2) net interest margin compression attributable to lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics, coupled with higher-cost variable-rate borrowings resulting from increases in short-term interest rates since March 31, 2016.

The results of the Consumer Finance segment included a $4.4 million and a $11.7 million provision for loan losses for the third quarter and first nine months of 2017, compared to $4.9 million and $13.1 million for the third quarter and first nine months of 2016. The annualized net charge-off ratio for the first nine months of 2017 increased to 5.52 percent from 5.28 percent for the first nine months of 2016 because of the higher level of charge-offs during 2017 resulting from the lower resale value of repossessed automobiles. The combination of the lower provision and higher charge-offs during 2017 resulted in a decline in the the allowance for loan losses to $24.9 million at September 30, 2017 from $25.4 million at December 31, 2016. However, the ratio of the allowance for loan losses to total loans increased to 8.50 percent at September 30, 2017, compared to 8.40 percent at December 31, 2016, because loans declined to $292.5 million at September 30, 2017 from $301.8 million at December 31, 2016. At September 30, 2017, total delinquent loans as a percentage of total loans declined to 4.64 percent from 5.15 percent at December 31, 2016, and increased from 4.12 percent at September 30, 2016.  At September 30, 2017, repossessed assets totaled $2.7 million, compared to $3.1 million at December 31, 2016 and $2.5 million at September 30, 2016.

Other Segments:  Other segments, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported an aggregate net loss of $251,000 for the third quarter of 2017, compared to a net loss of $251,000 for the third quarter of 2016. For the first nine months of 2017, Other segments reported an aggregate net loss of $784,000, compared to an aggregate net loss of $829,000 for the first nine months of of 2016. The lower net losses during 2017 resulted from lower operating expenses at the Corporation’s holding company. Also contributing to the lower net loss for the third quarter and first nine months of 2017, compared to the same periods of 2016, was an increase in earnings at the Corporation’s wealth management subsidiary, which added a new wealth management group in Williamsburg and Newport News, Virginia during the fourth quarter of 2016.

Capital Management. Total shareholders' equity was $147.0 million at September 30, 2017, compared to $139.2 million at December 31, 2016. Capital growth resulted primarily from earnings for the first nine months of 2017, which was offset in part by dividends declared of 33 cents and 99 cents per share during the third quarter and first nine months of 2017, respectively. The third quarter dividend was paid on October 1, 2017 and equated to a payout ratio of 37.9 percent of third quarter net income. The dividend payout ratio was 34.9 percent for the first nine months of 2017. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements and expected future earnings.

During the second quarter of 2017, the Corporation’s Board of Directors reauthorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5 million of the Corporation’s common stock through May 2018.  As of September 30, 2017, the Corporation had not used any of this authority and remained authorized to purchase up to $5.0 million of the Corporation’s common stock under the Repurchase Program. For more information about the Repurchase Program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” under the heading “Issuer Purchases of Equity Securities” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2017 and 2016.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 11 basis points to the yield on loans and nine basis points to both the yield on interest earning assets and the net interest margin for the third quarter of 2017, compared to approximately 26 basis points to the yield on loans and 20 basis points to both  the yield on interest earning assets and the net interest margin for the third quarter of 2016. The CVB accretion contributed approximately 15 basis points to the yield on loans and 11 basis points to both the yield on interest earning assets and the net interest margin for the first nine months of 2017, compared to approximately 23 basis points to the yield on loans and 17 basis points to both  the yield on interest earning assets and the net interest margin for the first nine months of 2016.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$117,546	$646	2.20%	$96,592	$528	2.17%
Tax-exempt	95,381	1,172	4.92	109,273	1,386	5.05
Total securities	212,927	1,818	3.42	205,865	1,914	3.70
Total loans	1,049,013	20,985	8.02	1,024,612	21,167	8.22
Interest-bearing deposits in other banks	105,241	314	1.20	76,565	89	0.47
Total earning assets	1,367,181	23,117	6.78	1,307,042	23,170	7.05
Allowance for loan losses	(36,049)			(36,538)
Total non-earning assets	134,839			133,730
Total assets	$1,465,971			$1,404,234

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$207,929	$115	0.22%	$202,797	$91	0.18%
Money market deposit accounts	221,976	155	0.28	214,762	143	0.27
Savings accounts	110,907	22	0.08	103,573	20	0.08
Certificates of deposit, $100 or more	163,071	469	1.15	142,764	380	1.06
Other certificates of deposit	182,053	438	0.97	197,800	452	0.91
Total time and savings deposits	885,936	1,199	0.54	861,696	1,086	0.50
Borrowings	166,185	1,292	3.11	168,124	1,146	2.71
Total interest-bearing liabilities	1,052,121	2,491	0.95	1,029,820	2,232	0.86
Demand deposits	242,383			213,389
Other liabilities	25,439			23,260
Total liabilities	1,319,943			1,266,469
Shareholders’ equity	146,028			137,765
Total liabilities and shareholders’ equity	$1,465,971			$1,404,234
Net interest income		$20,626			$20,938
Interest rate spread			5.83%			6.19%
Interest expense to average earning assets (annualized)			0.73%			0.68%
Net interest margin (annualized)			6.05%			6.37%

	Nine Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$113,267	$1,858	2.19%	$99,303	$1,699	2.28%
Tax-exempt	99,983	3,717	4.96	111,158	4,320	5.18
Total securities	213,250	5,575	3.49	210,461	6,019	3.81
Total loans	1,035,016	62,078	8.02	980,200	62,056	8.46
Interest-bearing deposits in other banks	108,163	801	0.99	111,971	409	0.49
Total earning assets	1,356,429	68,454	6.75	1,302,632	68,484	7.02
Allowance for loan losses	(36,230)			(35,978)
Total non-earning assets	133,707			134,249
Total assets	$1,453,906			$1,400,903

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$216,091	$352	0.22%	$210,965	$328	0.21%
Money market deposit accounts	219,000	443	0.27	212,103	424	0.27
Savings accounts	108,944	65	0.08	102,835	61	0.08
Certificates of deposit, $100 or more	162,446	1,339	1.10	139,730	1,094	1.05
Other certificates of deposit	182,461	1,295	0.95	197,968	1,349	0.91
Total time and savings deposits	888,942	3,494	0.53	863,601	3,256	0.50
Borrowings	165,411	3,612	2.91	171,916	3,456	2.64
Total interest-bearing liabilities	1,054,353	7,106	0.90	1,035,517	6,712	0.86
Demand deposits	232,338			207,415
Other liabilities	24,706			23,100
Total liabilities	1,311,397			1,266,032
Shareholders’ equity	142,509			134,871
Total liabilities and shareholders’ equity	$1,453,906			$1,400,903
Net interest income		$61,348			$61,772
Interest rate spread			5.85%			6.16%
Interest expense to average earning assets (annualized)			0.70%			0.68%
Net interest margin (annualized)			6.05%			6.34%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2017 from 2016
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(2,099)	$1,917	$(182)
Securities:
Taxable	7	111	118
Tax-exempt	(37)	(177)	(214)
Interest-bearing deposits in other banks	181	44	225
Total interest income	(1,948)	1,895	(53)
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	22	2	24
Money market deposit accounts	6	6	12
Savings accounts	(1)	3	2
Certificates of deposit, $100 or more	34	55	89
Other certificates of deposit	118	(132)	(14)
Total time and savings deposits	179	(66)	113
Borrowings	233	(87)	146
Total interest expense	412	(153)	259
Change in net interest income	$(2,360)	$2,048	$(312)

	Nine Months Ended September 30, 2017 from 2016
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(4,464)	$4,486	$22
Securities:
Taxable	(107)	266	159
Tax-exempt	(181)	(422)	(603)
Interest-bearing deposits in other banks	415	(23)	392
Total interest income	(4,337)	4,307	(30)
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	15	9	24
Money market deposit accounts	1	18	19
Savings accounts	—	4	4
Certificates of deposit, $100 or more	57	188	245
Other certificates of deposit	81	(135)	(54)
Total time and savings deposits	154	84	238
Borrowings	365	(209)	156
Total interest expense	519	(125)	394
Change in net interest income	$(4,856)	$4,432	$(424)

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2017 was $20.6 million, compared to $20.9 million for the three months ended September 30, 2016. Net interest income, on a taxable-equivalent basis, for the first nine months of 2017 was $61.3 million, compared to $61.8 million for the first nine months of 2016. Annualized net interest margin decreased 32 basis points to 6.05 percent for the third quarter of 2017, relative to the same period in 2016, and decreased 29 basis points to 6.05 percent for the first nine months of 2017, relative to the same period in 2016. The net interest margin declines resulted from declines in the yield on interest-earning assets of 27 basis points for both the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  The decline in yield on interest-earning assets for both the third quarter and first nine months of 2017 was primarily attributable to decreases in the yields on the loan and investment securities portfolios. These decreases were offset in part by earning asset growth of $60.1 million and $53.8 million for the third quarter and first nine months of 2017, respectively.

Average loans, which includes both loans held for investment and loans held for sale, increased $24.4 million to $1.05 billion for the third quarter of 2017, compared to the same period in 2016. Average loans increased $54.8 million to $1.04 billion for the first nine months of 2017, compared to the same period in 2016.  Average loans held for investment of the

Retail Banking segment increased $51.6 million, or 7.8 percent, for the third quarter of 2017, compared to the same period in 2016, and increased $59.3 million, or 9.3 percent, for the first nine months of 2017, compared to the same period in 2016.  Average loans at the Retail Banking segment increased for both the third quarter and first nine months of 2017 because of growth in the commercial real estate and real estate mortgage segments of the loan portfolio, which was driven by successfully recruiting experienced commercial lending personnel over the past several years and the continued strong loan demand in the real estate development and construction sectors of our markets. Average loans held for investment at the Consumer Finance segment decreased $9.7 million, or 3.2 percent, during the third quarter of 2017, compared to the same period in 2016 and decreased $82,000 for the first nine months of 2017, compared to the same period of 2016, which was the result of competition within the nonprime automobile finance industry, as well as a decline in automobile sales.    Average loans held for sale decreased  $17.4 million, or 29.1 percent for the third quarter of 2017, compared to the same period in 2016, and decreased $4.2 million, or 10.1 percent for the first nine months of 2017, compared to the same period in 2016.

The overall yield on average loans decreased 20 basis points to 8.02 percent for the third quarter of 2017, compared to the same period of 2016, and decreased 44 basis points to 8.02 percent for the first nine months of 2017, compared to the same period of 2016. The decrease in the average loan yield was due to (1) the increased concentration of lower-yielding loans at the Retail Banking segment relative to the higher-yielding loans at the Consumer Finance segment and (2) the decline in the average yield on loans at the Consumer Finance segment due to the continued competitive pressure on loan pricing strategies and a strategic decision to purchase loans with higher credit quality metrics, but lower yields.

Average securities available for sale increased $7.1 million and $2.8 million for the third quarter and first nine months of 2017, compared to the same periods in 2016. The average yield on the securities portfolio decreased 28 basis points and 32 basis points for the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, due to the purchase of lower-yielding shorter-term securities to replace maturities and calls of longer-term, higher yielding securities. The Corporation has shortened the security portfolio’s duration by investing in lower-yielding, short-term securities in order to mitigate interest-rate risk of an anticipated future rising interest rate environment.

Average interest-bearing deposits in other banks, consisting primarily of excess reserves maintained at the Federal Reserve Bank, increased $28.7 million and decreased $3.8 million during the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The increase during the third quarter of 2017 resulted from lower loan funding requirements at the Mortgage Banking and Consumer Finance segments, coupled with deposit growth. Whereas, the decrease during the first nine months of 2017 resulted from loan growth at the Retail Banking segment outpacing deposit growth. The average yield on these overnight funds increased 73 basis points and 50 basis points for the third quarter and first nine months of 2017, respectively, because of the Federal Reserve Bank’s increases in the interest rate on excess reserve balances from 0.50 percent in December 2015 to 1.25 percent by the end of the third quarter of 2017.

Average interest-bearing time deposits increased $4.6 million and $7.2 million for the third quarter and first nine months of 2017, respectively, and average savings and interest-bearing demand deposits increased $19.7 million and $18.1 million for the third quarter and first nine months of 2017. Although interest rates have risen since September 30, 2016, the increase in the average cost of interest-bearing deposits was only four basis points during the third quarter of 2017 and only three basis points during the first nine months of 2017  because growth in lower-cost non-term interest-bearing deposits exceeded growth in higher-cost time deposits and deposit repricing typically lags market interest rate increases.

Average borrowings decreased $1.9 million and $6.5 million for the third quarter and first nine months of 2017, compared to the same periods in 2016. The decrease resulted from the repayment during the third quarter of 2016 of the borrowings used to purchase a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings increased 40 basis points and 27 basis points during the third quarter and first nine months of 2017, respectively,  compared to the same periods in 2016, because of increases in one-month LIBOR, to which variable-rate borrowing at the Consumer Finance segment is indexed, resulting from the rising interest rate environment.

The Corporation believes that it will be challenging to maintain the Retail Banking segment’s net interest margin at its current level, even with anticipated loan growth through the remainder of 2017, because the current low interest rate environment has contributed to lower yields on both the loan and investment portfolios. In addition, the recent increase in the federal funds rate may provide stimulus for higher-costing deposits, which may reprice faster than loans and investments when interest rates rise. The net interest margin at the Consumer Finance segment will be most affected by continued market competition and lower yields on higher-quality loans and the increase in one-month LIBOR triggering higher-costing variable-rate borrowings.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended September 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,156	$—	$—	$2,156
Service charges on deposit accounts	1,178	—	—	—	1,178
Other service charges and fees	1,174	1,002	1	—	2,177
Net gains on calls and sales of available for sale securities	2	—	—	—	2
Wealth management services income	—	—	—	438	438
BOLI income	85	—	—	—	85
Swap fee income	—	—	—	—	—
Other income	254	200	212	24	690
Total noninterest income	$2,693	$3,358	$213	$462	$6,726

	Three Months Ended September 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,299	$—	$—	$2,299
Service charges on deposit accounts	1,102	—	—	—	1,102
Other service charges and fees	1,177	1,000	2	—	2,179
Net gains on calls and sales of available for sale securities	3	—	—	—	3
Wealth management services income	—	—	—	287	287
BOLI income	86	—	—	—	86
Swap fee income	174	—	—	—	174
Other income	200	169	200	28	597
Total noninterest income	$2,742	$3,468	$202	$315	$6,727

	Nine Months Ended September 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$6,718	$—	$—	$6,718
Service charges on deposit accounts	3,356	—	—	—	3,356
Other service charges and fees	3,569	2,936	5	—	6,510
Net gains on calls and sales of available for sale securities	10	—	—	—	10
Wealth management services income	—	—	—	1,132	1,132
BOLI income	253	—	—	—	253
Swap fee income	118	—	—	—	118
Other income	649	573	639	203	2,064
Total noninterest income	$7,955	$10,227	$644	$1,335	$20,161

	Nine Months Ended September 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$6,581	$—	$—	$6,581
Service charges on deposit accounts	3,106	—	—	—	3,106
Other service charges and fees	3,758	2,460	8	—	6,226
Net gains on calls and sales of available for sale securities	48	—	—	—	48
Wealth management services income	—	—	—	878	878
BOLI income	754	—	—	—	754
Swap fee income	418	—	—	—	418
Other income	514	393	620	75	1,602
Total noninterest income	$8,598	$9,434	$628	$953	$19,613

Total noninterest income was $6.7 million for both the third quarter of 2017 and 2016 and increased $548,000, or 2.8 percent in the first nine months of 2017, compared to the same period in 2016. For the third quarter of 2017 compared to the third quarter of 2016, increases in service charges on deposits at the Retail Banking segment and in wealth management services income were offset by lower gains on sales of loans at the Mortgage Banking segment and lower swap fee income at the Retail Banking segment. Other income of the Retail Banking segment for the first nine months of 2016 included $359,000 in other service charges and fees associated with one of the Bank’s debit card programs, $493,000 associated with bank-owned life insurance, and a $139,000 gain on sale of a Bank-owned property.  Except for the effect of these one-time items, the increases in total noninterest income for the first nine months of 2017 were primarily due to higher (1) gains on sales of loans and ancillary loan origination fees at the Mortgage Banking segment because of higher loan production, (2) debit card interchange income at the Retail Banking segment, (3) overdraft charges at the Retail Banking segment and (4) wealth management income at C&F Wealth Management because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016, which were offset in part at the Retail Banking segment by lower swap fee income.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended September 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,485	$1,585	$2,209	$459	$10,738
Occupancy expense	1,982	496	260	16	2,754
OREO expenses	4	—	—	—	4
Provision for indemnification losses	—	52	—	—	52
Other expenses	2,493	755	1,333	126	4,707
Total noninterest expense	$10,964	$2,888	$3,802	$601	$18,255

	Three Months Ended September 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,296	$1,530	$2,524	$449	$10,799
Occupancy expense	1,723	479	228	2	2,432
OREO income	23	—	—	—	23
Provision for indemnification losses	—	103	—	—	103
Other expenses	2,682	745	1,097	52	4,576
Total noninterest expense	$10,724	$2,857	$3,849	$503	$17,933

	Nine Months Ended September 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$19,141	$4,873	$7,015	$1,439	$32,468
Occupancy expense	5,716	1,471	770	50	8,007
OREO expenses	69	—	—	—	69
Provision for indemnification losses	—	140	—	—	140
Other expenses	7,571	2,289	3,382	454	13,696
Total noninterest expense	$32,497	$8,773	$11,167	$1,943	$54,380

	Nine Months Ended September 30, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$18,447	$4,213	$7,683	$1,149	$31,492
Occupancy expense	5,143	1,346	637	5	7,131
OREO expenses	35	—	—	—	35
Provision for indemnification losses	—	243	—	—	243
Other expenses	8,059	1,928	3,395	387	13,769
Total noninterest expense	$31,684	$7,730	$11,715	$1,541	$52,670

Total noninterest expenses increased $322,000, or 1.8 percent, in the third quarter of 2017 and increased $1.7 million, or 3.2 percent in the first nine months of 2017, compared to the same periods in 2016. The increase in noninterest expenses resulted primarily from higher personnel costs at (1) C&F Bank principally because of increased staff levels and support positions associated with C&F Bank's retail banking and commercial lending expansion into Charlottesville, Virginia, (2) C&F Mortgage because of higher loan production and the Mortgage Banking segment’s expansion in Chesapeake, Virginia, which began in the fourth quarter of 2016, and (3) the Corporation’s wealth management subsidiary because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016. Occupancy expense increased (1) at the Bank, C&F Mortgage, and at C&F Finance due to expenses associated with strengthening the technology infrastructure and (2) at the Bank, C&F Mortgage, and C&F Wealth Management due to higher rent expense for the addition of locations in Charlottesville, Chesapeake, and Williamsburg, respectively. These increases in noninterest expenses were offset in part at C&F Finance by lower (1) personnel costs due to fewer sales contracts purchased during 2017, (2) repossession expenses due to normal fluctuations in the timing of repossessed asset sales, (3) data processing fees due to a lower volume of loan activity and (4) collection expenses due to costs associated with the transition to new systems in the first quarter of 2016.

Income Taxes

Income tax expense for the third quarter of 2017 was $1.2 million resulting in an effective tax rate of 29.0 percent, compared with $1.1 million, or 26.1 percent, for the third quarter of 2016. Income tax expense for the first nine months of 2017 was $4.0 million resulting in an effective tax rate of 28.8 percent, compared with $3.7 million, or 26.2 percent, for the first nine months of 2016. The higher effective tax rate in the third quarter and first nine months of 2017, compared to the same periods in 2016, resulted at the Retail Banking segment from lower tax credits associated with its investment in qualified affordable housing projects, from the one-time tax-free proceeds associated with the Retail Banking segment’s BOLI program recognized in the second quarter of 2016 and the decline during 2017 in tax-exempt income on municipal securities.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Allowance, beginning of period	$36,496	$36,734
Provision for loan losses:
Retail Banking segment	—	—
Mortgage Banking segment	—	—
Consumer Finance segment	4,435	4,925
Total provision for loan losses	4,435	4,925
Loans charged off:
Real estate—residential mortgage	(148)	(2)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(119)	(52)
Equity lines	(20)	—
Consumer	(94)	(77)
Consumer finance	(5,359)	(5,446)
Total loans charged off	(5,740)	(5,577)
Recoveries of loans previously charged off:
Real estate—residential mortgage	21	49
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	7	17
Equity lines	2	—
Consumer	56	36
Consumer finance	1,058	886
Total recoveries	1,144	988
Net loans charged off	(4,596)	(4,589)
Allowance, end of period	$36,335	$37,070
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.17%	0.02%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance[3]	5.90%	6.05%

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Allowance, beginning of period	$37,066	$35,569
Provision for loan losses:
Retail Banking segment	200	—
Mortgage Banking segment	—	—
Consumer Finance segment	11,735	13,125
Total provision for loan losses	11,935	13,125
Loans charged off:
Real estate—residential mortgage	(154)	(82)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(273)	(87)
Equity lines	(20)	(55)
Consumer	(224)	(208)
Consumer finance	(15,464)	(14,650)
Total loans charged off	(16,135)	(15,082)
Recoveries of loans previously charged off:
Real estate—residential mortgage	59	93
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	18	200
Equity lines	2	—
Consumer	143	200
Consumer finance	3,247	2,965
Total recoveries	3,469	3,458
Net loans charged off	(12,666)	(11,624)
Allowance, end of period	$36,335	$37,070
Ratio of annualized net charge-offs (recoveries) to average total loans outstanding during period for Retail Banking	0.09%	(0.02)%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance[3]	5.52%	5.28%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

3The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the annualized net charge-off ratio by four basis points for the three months ended September 30, 2017 and increasing the annualized net charge-off ratio by eight basis points for the nine months ended September 30, 2017, and increasing the annualized net charge-off ratio by 30 basis points and 42 basis points for the three and nine months ended September 30, 2016, respectively.

Table 6 presents the allocation of the allowance for loan losses at September 30, 2017 and December 31, 2016.

TABLE 6: Allocation of Allowance for Loan Losses

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,395	$2,559
Real estate—construction [1]	538	816
Commercial, financial and agricultural [2]	7,638	7,393
Equity lines	690	685
Consumer	204	261
Consumer finance	24,870	25,352
Total allowance for loan losses	$36,335	$37,066
Ratio of loans to total period-end loans:
Real estate—residential mortgage	18%	19%
Real estate—construction [1]	4	6
Commercial, financial and agricultural [2]	43	39
Equity lines	5	5
Consumer	1	1
Consumer finance	29	30
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,785	$1,785	$3,325	$978	$187,873
Real estate – construction [2]	38,879	—	—	—	38,879
Commercial, financial and agricultural [3]	407,983	3,593	18,207	6,512	436,295
Equity lines	53,862	467	291	691	55,311
Consumer	11,933	1	323	1	12,258
	$694,442	$5,846	$22,146	$8,182	$730,616

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,733	$797	$292,530

[1]	At September 30, 2017, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the 2013 acquisition of CVB of $46.5 million pass rated, $1.9 million special mention, $2.8 million substandard and $2.0 million substandard nonaccrual.

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

The Retail Banking segment's allowance for loan losses as of September 30, 2017 decreased $249,000 since December 31, 2016 as a result of net charge-offs, which was offset in part by a $200,000 provision for loan losses during the first nine months of 2017 because of an increase in loans and in specific reserves related to nonaccrual loans, as discussed below, mitigated by improvement in historical charge-offs and economic conditions. The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.51 percent at September 30, 2017, compared to 1.63 percent at December 31, 2016, because of loan growth during the first nine months of 2017 and overall better credit quality. We believe that the current level of the allowance for loan losses at the Retail Banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the Retail Banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses decreased $482,000 to $24.9 million at September 30, 2017 from $25.4 million at December 31, 2016, and its provision for loan losses decreased $1.4 million for the first nine months of 2017, compared to the same period in 2016. The decrease in the allowance and the lower provision resulted from declines in outstanding loans. Delinquent loans as a percentage of total loans decreased to 4.64 percent at September 30, 2017 from 5.15 percent at December 31, 2016. The annualized net charge-off ratio for the first nine months of 2017 increased to 5.52 percent from 5.28 percent for the first nine months of 2016 because of the higher level of charge-offs during 2017 resulting from the lower resale value of repossessed automobiles. The allowance for loan losses as a percentage of loans increased to 8.50 percent at September 30, 2017, compared to 8.40 percent at December 31, 2016. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb probable losses inherent in the loan portfolio.

Nonperforming Assets

Table 8 summarizes nonperforming assets at September 30, 2017 and December 31, 2016.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Loans, excluding purchased loans	$674,036	$629,523
Purchased performing loans[1]	47,284	53,329
Purchased credit impaired loans[1]	5,958	9,256
Total loans	$727,278	$692,108

Nonaccrual loans	$6,151	$4,039
Purchased performing-nonaccrual loans[2]	1,992	196
Total nonaccrual loans[3]	8,143	4,235
OREO[4]	168	195
Total nonperforming assets[5]	$8,311	$4,430

Accruing loans past due for 90 days or more[6]	$199	$6
Troubled debt restructurings (TDRs)[3]	$8,876	$4,964
Purchased performing TDRs[7]	$2,977	$861
Allowance for loan losses (ALL)	$10,866	$11,115
Nonperforming assets to total loans and OREO	1.14%	0.64%
ALL to total loans, excluding purchased credit impaired loans[8]	1.51	1.63
ALL to total nonaccrual loans	133.44	262.46

[1]

The loans acquired from CVB are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.5 million at September 30, 2017 and $2.9 million at December 31, 2016. The remaining discount for the purchased credit impaired loans was $9.9 million at September 30, 2017 and $10.5 million at December 31, 2016.

[2]	Purchased performing-nonaccrual loans are presented net of the remaining interest and credit marks totaling $170 thousand at September 30, 2017 and $137 thousand at December 31, 2016.
[3]	Nonaccrual loans include nonaccrual TDRs of $6.6 million at September 30, 2017 and $2.0 million at December 31, 2016.
[4]	OREO is recorded at its estimated fair value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $151 thousand as of September 30, 2017 and $0 as of December 31, 2016.
[7]

Purchased performing TDRs are presented net of the remaining interest and credit marks totaling $16 thousand for nonaccrual TDRs and $51 thousand for accruing TDRs at September 30, 2017 and $11 thousand for accruing TDRs at December 31, 2016.

[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded at the acquisition date for these loans.

Mortgage Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans	$39	$41
Total loans	$3,338	$3,275
ALL	$598	$598
Nonaccrual loans to total loans	1.17%	1.25%
ALL to loans	17.91	18.26
ALL to nonaccrual loans	1,533.33	1,458.54

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Nonaccrual loans	$797	$565
Accruing loans past due for 90 days or more	$—	$—
Total loans	$292,530	$301,845
ALL	$24,871	$25,353
Nonaccrual consumer finance loans to total consumer finance loans	0.27%	0.19%
ALL to total consumer finance loans[1]	8.50	8.40

[1]

The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the allowance to total loans ratio by seven basis points at September 30, 2017 and 14 basis points at December 31, 2016.

Nonperforming assets of the Retail Banking segment totaled $8.3 million at September 30, 2017, compared to $4.4 million at December 31, 2016. The Retail Banking segment's nonperforming assets included $8.1 million of nonaccrual loans at September 30, 2017, compared to $4.2 million at December 31, 2016, and $168,000 of OREO at September 30, 2017, compared to $195,000 at December 31, 2016. The increase in nonaccrual loans was due primarily to two commercial relationships totaling $6.5 million, which were classified as nonaccrual in the first quarter of 2017. Both of these relationships have been restructured in 2017, are reported in troubled debt restructurings (TDR) at September 30, 2017 and were previously classified as substandard loans. Reserves have been established, which management believes are adequate to absorb probable losses on these loans. The OREO decrease during the first nine months of 2017 was due to sales during the same period.

Nonaccrual loans at the Consumer Finance segment were $797,000 at September 30, 2017, compared to $565,000 at December 31, 2016.  Nonaccrual consumer finance loans remain relatively low compared to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan is 60 days or more past due but before the loan reaches 90 days or more past due and is evaluated for nonaccrual status.  Repossessed assets at September 30, 2017 were $2.7 million, compared to $3.1 million at December 31, 2016 and $2.5 million at September 30, 2016.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at September 30, 2017, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,769	$1,291	$2,360	$213	$3,756	$139
Commercial, financial and agricultural:
Commercial real estate lending	7,986	1,096	6,711	773	7,968	55
Commercial business lending	47	42	—	—	48	—
Equity lines	32	—	31	5	32	1
Consumer	321	322	—	—	321	10
Total	$12,155	$2,751	$9,102	$991	$12,125	$205

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

TDRs at September 30, 2017 and December 31, 2016 were as follows:

TABLE 10: Troubled Debt Restructurings

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Accruing TDRs	$5,267	$3,851
Nonaccrual TDRs[1]	6,586	1,974
Total TDRs[2]	$11,853	$5,825

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At September 30, 2017, the Corporation had total assets of $1.5 billion, which was an increase of $32.7 million since December 31, 2016. The increase resulted primarily from deposit growth, which funded a $25.9 million increase in loans held for investment and an increase in excess liquidity.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$187,873	18%	$188,264	19%
Real estate—construction [1]	38,879	4	55,732	6
Commercial, financial, and agricultural [2]	436,295	43	390,388	39
Equity lines	55,311	5	52,600	5
Consumer	12,258	1	8,399	1
Consumer finance	292,530	29	301,845	30
Total loans	1,023,146	100%	997,228	100%
Less allowance for loan losses	(36,335)		(37,066)
Total loans, net	$986,811		$960,162

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2017 and December 31, 2016, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$16,290	8%	$16,112	8%
Mortgage-backed securities	85,952	41	76,816	36
Obligations of states and political subdivisions	106,751	51	117,098	56
Total available for sale securities at fair value	$208,993	100%	$210,026	100%

For more information about the Corporation's securities available for sale, including a description of securities in an unrealized loss position at September 30, 2017 and December 31, 2016, see Part I, Item 1, "Financial Statements" under the heading "Note 2: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2017, deposits increased $22.7 million to $1.14 billion at September 30, 2017, compared to $1.12 billion at December 31, 2016. This increase resulted primarily from a $40.0 million increase in noninterest- bearing demand deposits. Partially offsetting this increase was a $16.7 million decrease in savings and interest-bearing demand deposits resulting primarily from the cyclical decline in municipal deposits and a $672,000 decrease in time deposits.

The Corporation had $2.2 million in brokered money market deposits outstanding at September 30, 2017. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $165.9 million at September 30, 2017 from $164.6 million at December 31, 2016 as a result of fluctutations in repurchase arrangements with commercial deposit customers.

Off-Balance Sheet Arrangements

As of September 30, 2017, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Contractual Obligations

As of September 30, 2017, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At September 30, 2017, certain of the cash flow hedges had a fair value of ($20,000), which is recorded in other liabilities and certain of the cash flow hedges had a fair value of $17,000, which is recorded in other assets. The cash flow hedges were fully effective at September 30, 2017.  Therefore, the net loss on cash flow hedges was recognized  as a component of other comprehensive income, net of deferred income taxes.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $63.9 million.  At September 30, 2017, the interest rate swaps had a net fair value of zero, with $891,000 recognized in other assets and $891,000 recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair values are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $220.5 million at September 30, 2017, compared to $199.1 million at December 31, 2016. The increase since December 31, 2016 is primarily the result of growth in deposits in excess of loan funding needs. The Corporation’s funding sources at September 30, 2017 are presented in Table 13.

TABLE 13: Funding Sources

	September 30, 2017
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	144,566	47,000	97,566
Borrowings from Federal Reserve Bank	13,573	—	13,573
Revolving line of credit	120,000	75,029	44,971
Total	$393,139	$122,029	$271,110

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Total Capital (to Risk-Weighted Assets)
Corporation	$170,847	14.6%	$93,315	8.0%	N/A	N/A
C&F Bank	171,515	14.7	93,425	8.0	$116,781	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	155,944	13.4	69,986	6.0	N/A	N/A
C&F Bank	156,649	13.4	70,069	6.0	93,425	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	131,077	11.2	52,489	4.5	N/A	N/A
C&F Bank	156,649	13.4	52,551	4.5	75,908	6.5
Tier 1 Capital (to Average Assets)
Corporation	155,944	10.8	57,957	4.0	N/A	N/A
C&F Bank	156,649	10.8	58,003	4.0	72,504	5.0

As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Corporation	$159,525	13.9%	$91,695	8.0%	N/A	N/A
C&F Bank	160,971	14.0	91,772	8.0	$114,716	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	144,819	12.6	68,772	6.0	N/A	N/A
C&F Bank	146,307	12.8	68,829	6.0	91,772	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	120,085	10.5	51,579	4.5	N/A	N/A
C&F Bank	146,307	12.8	51,622	4.5	74,565	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	144,819	10.3	56,463	4.0	N/A	N/A
C&F Bank	146,307	10.2	57,097	4.0	71,371	5.0

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

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%.  Accordingly, at September 30, 2017, the Corporation and the Bank were required to maintain a capital conservation buffer of 1.25%.  At September 30, 2017, the Corporation exceeded the total capital conservation buffer by 540 basis points, and the Bank exceeded the total capital conservation buffer by 543 basis points.  Also at September 30, 2017, the Corporation and the Bank exceeded the CET1 capital conservation buffer by 549 basis points and 616 basis points, respectively.

The Corporation's capital resources may be further affected by the Corporation's Repurchase Program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2017. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 2018. As of September 30, 2017, $5.0 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As previously described, the Corporation has a Repurchase Program that was authorized through May 2018. As of September 30, 2017, $5.0 million of the Corporation’s common stock, which is the total amount authorized, may be purchased under the Repurchase Program.

There were no purchases of the Corporation’s common stock during the three months ended September 30, 2017.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 8, 2017	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2017		/s/ Jason E. Long
Jason E. Long
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)