Form 10-K
period 2017-12-31
C & F FINANCIAL CORP
filed 2018-03-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was $153,465,477.

There were 3,502,307 shares of common stock, $1.00 par value per share, outstanding as of February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 17, 2018 are incorporated by reference in Part III of this report.

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

The Corporation operates in a decentralized manner in three principal business activities: (1) retail banking through C&F Bank, (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). For detailed information about the financial condition and results of operations of these segments, see “Note 18: Business Segments” in Item 8. “Financial Statements and Supplementary Data” in this report. In addition, the Corporation conducts brokerage activities through C&F Wealth Management Corporation, insurance activities through C&F Insurance Services, Inc. and title insurance services through CVB Title Services, Inc. The financial position and operating results of any one of these subsidiaries are not significant to the Corporation as a whole and are not considered principal activities of the Corporation at this time.

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

Retail Banking

We provide retail banking services through C&F Bank. C&F Bank provides retail banking services at its main office in West Point, Virginia, and 25 Virginia branches located one each in Cartersville, Charlottesville, Chester, Cumberland, Hampton, Mechanicsville, Newport News, Norge, Powhatan, Providence Forge, Quinton, Saluda, Sandston, West Point and Yorktown, two in Williamsburg, four in Richmond and four in Midlothian. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking and debit and credit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. At December 31, 2017, assets of the Retail Banking segment totaled $1.3 billion. For the year ended December 31, 2017, net income for this segment totaled $5.0 million. Net income was reduced by additional tax expense of $3.5 million recognized in connection with the enactment of the Tax Cuts and Jobs Act (the Act) on December 22, 2017. For more information about the Act, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Performance Measures.”

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 11 locations in Virginia, two in Maryland, two in North Carolina, one in South Carolina, and one in West Virginia. The Virginia offices are located one each in Charlottesville, Chesapeake, Fishersville, Fredericksburg, Glen Allen, Harrisonburg, Lynchburg, Newport News and Williamsburg and two in Midlothian. The Maryland offices are located in Annapolis and Waldorf. The North Carolina offices are located in Gastonia and Moyock. The South Carolina office is located in Fort Mill.  The West Virginia office is located in Keyser.  C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Penny Mac Corporation; Wells Fargo Home Mortgage; the Virginia Housing Development Authority (VHDA); Franklin American Mortgage Company; and Freedom Mortgage Corporation. C&F Mortgage does not securitize loans. C&F Bank may also purchase mortgage loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. C&F Mortgage also has a division, Lender Solutions, that provides certain mortgage loan origination functions to third parties and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan origination services for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2017, assets of the Mortgage Banking segment totaled $69.5 million. For the year ended December 31, 2017, net income for this segment totaled $985,000. Net income was reduced by additional tax expense of $589,000 recognized in connection with the enactment of the Act on December 22, 2017.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company purchasing automobile loans throughout Virginia and in portions of Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia, and in Nashville, Tennessee. C&F Finance is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. The typical borrowers on the retail installment sales contracts purchased have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Revenues from consumer finance operations consist principally of interest earned on automobile loans. At December 31, 2017, assets of the Consumer Finance segment totaled $292.4 million. For the year ended December 31, 2017, net income for this segment totaled $2.3 million. Net income was reduced by additional tax expense of $1.7 million recognized in connection with the enactment of the Act on December 22, 2017.

Employees

At December 31, 2017, we employed 650 full-time equivalent employees. We consider relations with our employees to be excellent.

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

The banking business in Virginia, and specifically in the Bank’s primary service area in the Hampton to Charlottesville corridor, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, to maximize efficiencies through economies of scale and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution, affect competition for deposits and loans. We compete by emphasizing customer service, establishing long-term customer relationships, building customer loyalty and providing traditional and digital products and services to address the specific needs of our customers. We target individual customers, small-to-medium size business customers and acquisition, development and construction loan customers in our markets.

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

The competitive factors faced by C&F Mortgage continue to evolve because of regulatory reforms and initiatives, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Dodd-Frank Act affects many aspects of mortgage finance regulation, which has changed and may continue to result in changes to the competitive landscape in the future. The full effect of the regulatory reforms and initiatives associated with the Dodd-Frank Act, including as the result of on-going rulemaking processes, and the related compliance burden continues to evolve. The reforms to mortgage lending encompass broad new restrictions on lending practices and loan terms, amend price thresholds for certain lending segments, require new disclosure forms and procedures for all mortgages and mandate stronger legal liabilities in connection with real estate finance. In addition, the Dodd-Frank Act authorized the Consumer Financial Protection Bureau (the CFPB) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay, and allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the Dodd-Frank Act and

CFPB regulations. While C&F Mortgage has kept pace with all aspects of the regulations issued pursuant to the Dodd-Frank Act and by the CFPB, such legislation and regulations and other regulatory initiatives could materially and adversely affect the manner in which it conducts its mortgage business, result in heightened federal regulation and oversight of its business activities, and result in increased costs and potential litigation associated with its business activities. Given the far-reaching effect of the Dodd-Frank Act and CFPB regulations on mortgage finance, compliance with the requirements of the Dodd-Frank Act and CFPB regulations has required and may continue to require substantial changes to mortgage lending systems and processes and other implementation efforts.

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

No material part of C&F Mortgage’s business is dependent upon a single customer and the loss of any single customer would not have a materially adverse effect upon C&F Mortgage’s business. Further, C&F Mortgage has implemented strategies to mitigate potential disruption in C&F Mortgage's direct or indirect access to the secondary market for residential mortgage loans. C&F Mortgage, like all residential mortgage lenders, would be affected by the inability of Fannie Mae, Freddie Mac, the FHA or the VA to purchase or guarantee loans. Although C&F Mortgage sells loans to various third-party counterparties (i.e., investors), the ability of these aggregators to purchase or guarantee loans would be limited if these government-sponsored entities cease to exist or materially limit their purchases or guarantees of mortgage loans or suffer deteriorations in their financial condition.

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

Providers of automobile financing traditionally have competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. To establish C&F Finance as one of the principal financing sources for the dealers it serves, we compete predominately by providing a high level of dealer service, building strong dealer relationships, offering flexible loan terms and quickly funding loans purchased from dealers.

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

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Act, which was adopted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

The Corporation continues to experience constant regulatory reform. These regulatory changes could have a significant effect on how the Corporation conducts its business. The specific implications of the Dodd-Frank Act and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are adopted in the future.

Regulation of the Corporation

As a bank holding company, the Corporation is subject to the Bank Holding Company Act of 1956 (the BHCA) and regulation and supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). Pursuant to the BHCA the Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.  The Federal Reserve Board and the Federal Deposit Insurance Corporation (the FDIC) have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies.  These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit system, information systems, data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, corporate governance, asset growth, asset quality, earnings, liquidity and risk management.

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

When fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7 percent), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation) and (iv) a minimum leverage ratio of 4 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.  These deductions from and adjustments to regulatory capital are being phased in from 2015 through 2018.

The Basel III Final Rules permanently include in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25 percent of Tier 1 capital. The Corporation expects that its trust preferred securities will be included in the Corporation’s Tier 1 capital until their maturity.

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

The Dodd-Frank Act

The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have affected all bank holding companies and banks, including the Corporation and the Bank.  Provisions that significantly affect the business of the Corporation and the Bank include the following:

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2017, total base assessment rates for institutions that have been insured for at least five years  range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the reserve ratio from 1.15 percent to 1.35 percent – which requirement was met by rules adopted by the FDIC during 2016. On June 30, 2016, the reserve ratio rose to 1.17 percent, which triggered three major changes to deposit insurance assessments beginning for the third quarter of 2016: (i) the range of initial assessment rates for all institutions declined from 5 to 35 basis points to 3 to 30 basis points (which are included in the total base assessment rates in the above paragraph); (ii) surcharges equal to an annual rate of 4.5 basis points began for insured depository institutions with total consolidated assets of $10 billion or more; and (iii) the revised assessment method described above was implemented.  The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. At June 30, 2017, the reserve ratio was 1.24 percent.  The FDIC has adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Regulation of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI) and its primary federal regulator, the FDIC. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the VBFI is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the financial condition, managerial resources, capital position and any asset concentrations (including commercial real estate loan concentrations) of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (CRA) and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, the applicant’s risk management programs and processes, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

Community Reinvestment Act. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2017, the Bank received a “Satisfactory” CRA rating.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2017, the Bank owned $3.3 million of FHLB stock.

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

Because the Corporation and the Bank are smaller institutions (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve Board and to the Bank by the FDIC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s principal regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the Federal Reserve Board and FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Corporation and the Bank cannot be determined with certainty.

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

The Bank’s mortgage origination activities are also subject to Regulation Z, which implements TILA. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3 percent of the total loan amount. Higher-priced qualified mortgages (e.g., sub-prime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Corporation’s Mortgage Banking segment predominately originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

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

Certain federal regulatory agencies, and in particular, the CFPB, the Federal Trade Commission, and the Federal Reserve Board, have recently become more active in investigating the products, services and operations of banks and other finance companies engaged in auto finance activities. These investigations have extended to banks that engage in indirect automobile lending, and the CFPB has released regulatory guidance that deems automobile lenders within the CFPB’s jurisdiction responsible for ECOA noncompliance even if such noncompliance is a result of dealer lending practices. As of January 1, 2018, the Corporation and C&F Finance are not subject to supervision by the CFPB.

Other Regulations

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2017, the Bank was considered “well capitalized.”

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.  The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements.  The comment period for these proposed rules has closed and a final rule has not yet been published.

Confidentiality and Required Disclosures of Customer Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure. In 2016, the CFPB proposed rules that provide an exception to the requirement to deliver an annual privacy notice if a financial institution only provides nonpublic personal information to unaffiliated third parties under limited exceptions under the Gramm-Leach-Bliley Act and related regulations, and has not changed its policies and practices regarding disclosure of nonpublic personal financial information from those disclosed in the most recent privacy  notice provided to the customer.  The comment period for these proposed rules has closed and a final rule has not been published.

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

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Corporation or the Bank fails to meet the expectations set forth in this regulatory guidance, the Corporation or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Corporation or the Bank.

In October 2016, the federal banking agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal banking agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of smaller financial institutions, such as the Corporation and the Bank.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  On December 13, 2017, the Federal Open Market Committee (FOMC) announced its third increase during 2017 for the federal funds rate, which is the interest rate at which depository institutions lend reserve balances to other depository institutions overnight, to 1.25 percent-1.50 percent.  The FOMC’s monetary policy remains accommodative after this increase, thereby supporting strong labor market conditions and a sustained return to two percent inflation.  Financial markets expect three more quarter-point rate increases to the federal funds rate during 2018.  Therefore, we are expecting continued pressure on our net interest margin due to continued low market rates and intense competition for loans and deposits from both local and national financial institutions.  In addition, a significant portion of C&F Finance’s funding is indexed to short-term interest rates and reprices as short-term interest rates change.  An upward movement in interest rates may result in an unfavorable pricing disparity between C&F Finance’s fixed rate loan portfolio and its adjustable-rate borrowings.  Continued pressure on our net interest margin could adversely affect our results of operations.

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

Adverse changes in economic conditions in our market areas or adverse conditions in an industry on which a local market in which we do business is dependent could adversely affect our results of operations and financial condition.

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

At December 31, 2017, 43 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2017, 28 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed vehicles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

The existence of an active secondary market is a critical component of C&F Mortgage’s ability to generate income from the sale of loans to investors.  Active secondary markets for residential mortgages depend upon the continuation of programs currently offered by government-sponsored enterprises (GSEs) (such as Fannie Mae and Freddie Mac), the FHA, the VA, the USDA, and state bond programs, which account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could adversely affect our mortgage company’s operations. Further, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, it is unclear whether further changes or reforms would adversely affect our operations. Although we sell loans to various third-party counterparties (i.e., investors), the ability of these aggregators to purchase loans would be limited if the GSEs cease to exist or materially limit their purchases of mortgage loans.

Compliance with the CFPB regulations aimed at the mortgage banking industry may require substantial changes to mortgage lending systems and processes that may adversely affect income from our mortgage company.

In June 2015, the CFPB issued rules that combined disclosures previously established by TILA and RESPA into a single disclosure referred to as the TILA-RESPA Integrated Disclosure, or TRID.  During 2015, C&F Mortgage implemented drastically new processes and systems in order to comply with TRID.  TRID applies to most closed-end mortgage loans and overhauls the manner in which mortgage loan origination disclosures are made pursuant to TILA (Regulation Z) and RESPA.  In October 2015, the CFPB issued a final rule implementing the Dodd-Frank Act’s changes to the Home Mortgage Disclosure Act (the HMDA Rule), with most of such changes effective January 1, 2018. The HMDA Rule significantly expands the types of reportable loans and the data collected. C&F Bank and C&F Mortgage will be required to collect, record and report 48 unique data points for each loan application, of which 25 are new, 14 are modified from the current rule and nine are mostly unchanged. Along with other reporting options available to loan applicants, there is a potential of 110 reportable data points on any one loan. Compliance with the HMDA Rule requires a coordinated effort for (i) training all consumer, small business and commercial lending personnel, (ii) updating internal and third-party software used for loan underwriting, document preparation and data collection, and (iii) preparing and communicating new/revised policies and procedures that incorporate the requirements of the HMDA Rule.  These CFPB rules, in addition to other previously-issued and to-be-issued CFPB regulations, could materially affect our regulatory compliance costs, which could adversely affect our financial condition and results of operations.

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

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for losses in our loan portfolio. Our allowance for loan losses at our Retail Banking segment is determined by analyzing numerous factors about the loan portfolio including historical loan losses for relevant periods of time, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses at this segment are qualitative considerations with respect to the effect of potential economic events, the outcomes of which are uncertain.

Our allowance for loan losses at our Consumer Finance segment is determined by analyzing delinquency rates, trends in deferrals, defaults, repossessions and used car sales, and charge-off history for relevant periods of time, which can vary depending on economic conditions, and our judgment based on the overall analysis of the current lending environment. Also included in our estimates for loan losses at this segment are qualitative considerations with respect to the effect of potential economic events, the outcomes of which are uncertain.

Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income. Although we believe our allowance for loan losses is adequate to absorb losses that are inherent in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future.

The Financial Accounting Standards Board (FASB) has adopted a new accounting standard that will be effective for the Corporation for the fiscal year beginning January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit loss in its allowance for loan losses. This will change the current method of providing an allowance for loan losses that are inherent in the loan portfolio, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. The Corporation has established a working group that is in the process of gathering historical data and evaluating appropriate portfolio segmentation and modeling methods. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Our real estate lending business can result in increased costs associated with Other Real Estate Owned (OREO).

Because we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, and supply of and demand for properties. Certain expenditures associated with the ownership of income-producing real estate, principally real estate taxes and maintenance costs, may adversely affect the net cash flows generated by the real estate. Therefore, the cost of operating income-producing real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

Our deposit insurance premiums could increase in the future, which may adversely affect our future financial performance.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level.  Economic conditions that began with the financial crisis of 2008 increased the rate of bank failures through 2014, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.  A depository institution’s deposit insurance assessment is calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits.  The Bank’s FDIC insurance premiums could increase in future periods if the Bank’s asset size increases, if the FDIC raises base assessment rates, or if the FDIC takes other actions to replenish the DIF.

Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could affect our result of operations and financial condition.

In connection with accounting for the acquisitions of C&F Finance Company in 2002 and CVBK in 2013, we recorded assets acquired and liabilities assumed at their fair value, which resulted in the recognition of certain intangible assets, including goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance, may significantly affect the fair value of any goodwill and may trigger impairment losses, which could be materially adverse to our results of operations and financial condition.

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.

Our business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. If our deposit levels fall, we could lose a relatively low cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, we will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. We may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

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

Multiple major U.S. retailers and a major consumer credit reporting agency have experienced data systems incursions in recent years reportedly resulting in the thefts of credit and debit card information, online account information, and other personal and financial data of hundreds of millions of individuals.  Retailer incursions may affect debit cards issued and deposit accounts maintained by many banks, including C&F Bank.  Although the Corporation is not aware of any instance in which the Corporation’s or the Bank’s systems have been breached in a retailer incursion, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers.  In some cases, the Bank may be required to reimburse customers for the losses they incur.  Credit reporting agency intrusions affect the Bank’s customers and can require these customers and the Bank to increase account monitoring and take remedial action to prevent unauthorized account activity or access.  Other possible points of intrusion or disruption outside the Corporation’s and the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (or “cloud”) service providers, electronic data security providers, telecommunications companies and smart phone manufacturers.

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

From time to time, the SEC and FASB change the financial accounting and reporting standards that govern the preparation of the Corporation’s financial statements. These changes can be hard to predict and can materially affect how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, the Corporation may experience unexpected material consequences.

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

Future legislation, regulation and government policy could affect the banking industry as a whole, including the Corporation’s business and results of operations, in ways that are difficult to predict. In addition, the Corporation’s results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that we offer.

Among the Dodd-Frank Act’s significant regulatory changes, it created a new financial consumer protection agency, the CFPB.  The CFPB is reshaping the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Corporation’s primary regulators. The total costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined in their entirety.  However, these costs, limitations and restrictions are producing, and may continue to produce, significant, material effects on our business, financial condition and results of operations.

The Basel III Final Rules require higher levels of capital and liquid assets, which could adversely affect the Corporation’s net income and return on equity.

The Basel III Final Rules and related changes to the standardized calculations of risk-weighted assets are complex and create additional compliance burdens, especially for community banks. The Basel III Final Rules require bank holding companies and their subsidiaries, such as the Corporation and C&F Bank, to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Final Rules, many community banks could be forced to limit banking operations, activities and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Corporation believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules as fully implemented. However, the Corporation can offer no assurances with regard to the ultimate effect of the Basel III Final Rules, and satisfying increased capital requirements imposed by the Basel III Final Rules may require the Corporation to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.

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

Our common stock price has been volatile in the past, and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, changes in analysts’ recommendations or projections with regard to our common stock or the markets and businesses in which we operate, operations and stock performance of other companies deemed to be our peers, and reports of trends and concerns and other issues related to the financial services industry. Fluctuations in our common stock price may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

Future issuances of our common stock could adversely affect the market price of our common stock and could be dilutive.

We may issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Issuances of a substantial number of shares of our common stock, or the expectation that such issuances might occur, including in connection with acquisitions, could materially adversely affect the market price of the shares of our common stock and could be dilutive to shareholders. Any decision we make to issue common stock in the future will depend on market conditions and other factors, and we cannot predict or estimate the amount, timing, or nature of possible future issuances of our common stock. Accordingly, our shareholders bear the risk that future issuances of our securities will reduce the market price of the common stock and dilute their stock holdings in the Corporation.

The Corporation relies on dividends from its subsidiary for substantially all of its revenue.

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

C&F Bank owns 23 other retail banking branch locations and leases two retail banking branch locations and two regional commercial lending offices in Virginia. Rental expense for leased locations totaled $323,000 for the year ended December 31, 2017.

C&F Mortgage’s Newport News and Williamsburg loan production offices are located on the second floor of C&F Bank’s Newport News and Williamsburg branch buildings, respectively. In addition, C&F Mortgage has 14 loan production offices leased from nonaffiliates including 8 in Virginia, two in North Carolina, two in Maryland, one in South Carolina and one in West Virginia. Rental expense for leased locations totaled $710,000 for the year ended December 31, 2017.

The Hampton office of C&F Finance is located on the second floor of C&F Bank’s Hampton branch building. C&F Finance leases approximately 17,000 square feet of office space from an unrelated third party in Richmond, Virginia, which provides space for C&F Finance’s headquarters and its loan and administrative functions and staff. C&F Finance has one leased office in Tennessee. Rental expense for leased locations totaled $450,000 for the year ended December 31, 2017.  Rental expense in 2017 included the lease for C&F Finance’s office in Maryland, which was closed in December 2017 and consolidated into C&F Finance’s headquarters.

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

Larry G. Dillon (65) Chairman and Chief Executive Officer

Chairman and Chief Executive Officer of the Corporation and C&F Bank since December 2014; Chairman, President and Chief Executive Officer of the Corporation and C&F Bank from 1989 to December 2014; Chairman, President and Chief Executive Officer of CVBK and CVB from September 2013 through March 2014

Thomas F. Cherry (49) President and Secretary

Secretary of the Corporation and C&F Bank since 2002; Director of the Corporation and C&F Bank since April 2015; President of the Corporation and C&F Bank since April 2016; President and Chief Financial Officer of the Corporation and C&F Bank from December 2014 to March 2016; Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank from December 2004 to December 2014; Executive Vice President and Chief Financial Officer of CVBK and CVB from September 2013 through March 2014

Jason E. Long (39) Senior Vice President and Chief Financial Officer

Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank since March 2016; First Vice President of C&F Bank from October 2014 to March 2016; Various positions, most recently Principal from April 2013 through September 2014, at the accounting firm of Yount, Hyde & Barbour, P.C. since 2002 focusing on the financial services industry

Bryan E. McKernon (61) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995; Director of C&F Bank since 1998

S. Dustin Crone (49) President, C&F Finance	President of C&F Finance since 2010

John A. Seaman, III (60) Senior Vice President and Chief Credit Officer, C&F Bank	Senior Vice President and Chief Credit Officer of C&F Bank since October 2011 and of CVB from September 2013 through March 2014

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 28, 2018, there were approximately 2,200 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $46.35.

Following are the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were declared quarterly in 2017 and 2016.

	2017			2016
Quarter	High	Low	Dividends	High	Low	Dividends
First	$50.10	$42.25	$0.33	$41.05	$37.02	$0.32
Second	52.00	45.50	0.33	46.28	37.64	0.32
Third	55.80	46.45	0.33	47.00	40.22	0.32
Fourth	65.05	53.66	0.34	53.40	40.01	0.33

Payment of dividends is at the discretion of the Corporation’s Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1. “Business,” under the heading “Limits on Dividends.”

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) in May 2014, which initially expired in May 2015. In May of 2015, 2016 and 2017, the Corporation’s Board of Directors reauthorized the Repurchase Program to authorize repurchases of up to $5.0 million of the Corporation’s common stock through May 2016, May 2017 and May 2018, respectively.  Repurchases under the Repurchase Program may be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Exchange Act) and/or Rule 10b-18 of the Exchange Act.  As of December 31, 2017, $5.0 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2017.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
October 1, 2017 - October 31, 2017	—	$—	—	$5,000
November 1, 2017 - November 30, 2017	—	—	—	5,000
December 1, 2017 - December 31, 2017[1]	5,850	64.00	—	5,000
Total	5,850	$64.00	—

[1]

These shares were withheld to satisfy tax withholding obligations arising upon the vesting of restricted shares.  Accordingly, these shares are not included in the calculation of approximate dollar value of shares that may yet be purchased under the Repurchase Program.

ITEM 6.          SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Selected Year-End Balances:
Total assets	$1,509,056	$1,451,992	$1,405,076	$1,338,187	$1,312,536
Total shareholders’ equity	141,702	139,214	131,059	123,610	113,180
Loans (net)	992,062	962,674	865,892	800,198	785,532
Total deposits	1,171,429	1,119,921	1,073,633	1,026,101	1,008,292
Summary of Operations:
Interest income	$89,593	$89,439	$87,049	$86,495	$80,212
Interest expense	9,601	8,968	8,694	8,525	8,623
Net interest income	79,992	80,471	78,355	77,970	71,589
Provision for loan losses	16,435	18,040	15,512	16,330	15,085
Net interest income after provision for loan losses	63,557	62,431	62,843	61,640	56,504
Noninterest income	26,739	25,627	20,714	19,405	21,668
Noninterest expenses	72,330	70,140	66,174	63,557	56,599
Income before taxes	17,966	17,918	17,383	17,488	21,573
Income tax expense[1]	11,394	4,459	4,853	5,144	7,129
Net income[1]	$6,572	$13,459	$12,530	$12,344	$14,444
Per share:
Earnings per share—basic[1]	$1.89	$3.90	$3.68	$3.63	$4.37
Earnings per share—assuming dilution[1]	1.88	3.89	3.68	3.59	4.19
Dividends per share	1.33	1.29	1.22	1.19	1.16
Weighted average number of shares—assuming dilution	3,486,589	3,455,883	3,401,834	3,436,278	3,443,982
Significant Ratios:
Return on average assets[1]	0.45%	0.96%	0.92%	0.93%	1.35%
Return on average common equity[1]	4.58	9.90	9.87	10.32	13.39
Dividend payout ratio	70.37	33.08	33.20	32.80	26.61
Average common equity to average assets	9.82	9.65	9.29	9.02	10.07

[1]

Income tax expense and net income for 2017 include the effect of the enactment of the Act on December 22, 2017, whereby income tax expense increased by $6.6 million in connection with the revaluation of the Corporation’s net deferred tax asset.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Use of Certain Non-U. S. GAAP Financial Measures” for a presentation of 2017 adjusted net income, adjusted earnings per share, adjusted return on average equity and adjusted return on average assets.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to, statements regarding future financial performance including the effect on future results of lower corporate income tax rates, strategic business initiatives including personnel additions, expansion into new markets, development of our digital platform and the utilization of scorecard models, liquidity and capital levels, the effect of future market and industry trends including competitive trends in the non-prime consumer finance markets, the Corporation’s and each business segment’s loan portfolio and business prospects related to each segment’s loan portfolio, asset quality and adequacy of the allowance for loan losses and the level of future charge-offs, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends with respect to the levels of nonperforming assets and troubled debt restructurings (TDRs) and expenses associated with nonperforming assets, and the effects of future interest rate levels and fluctuations, the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of CVBK, adequacy of the allowance for indemnification losses, levels of noninterest income and expense, interest rates and yields including possible future rising interest rate environments, the deposit portfolio including trends in deposit maturities and rates, interest rate sensitivity, market risk, regulatory developments, monetary policy implemented by the Federal Reserve Board including changes to the federal funds rate, capital requirements, growth strategy, hedging strategy and financial and other goals. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate with respect to financial institutions, including the Dodd-Frank Act and regulations promulgated thereunder, the CFPB and the regulatory and enforcement activities of the CFPB and the application of the Basel III capital standards to the Corporation and the Bank

•

the effect of the Act, including but not limited to, the effect of the lower corporate income tax rate on the valuation of the Corporation’s tax assets and liabilities and changes in the effect of the Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

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

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser (investor) of a loan sold by C&F Mortgage incurs a validated indemnified loss due to borrower misrepresentation, fraud, early default, or underwriting error. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from valid indemnification requests. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, historical experience, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  For more information see the section titled “Off-Balance-Sheet Arrangements” within Item 7.

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

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

On a quarterly basis, we evaluate our estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for loan losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

OREO: Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the fair value less estimated costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions.

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisitions of CVBK in October 2013 and C&F Bank's acquisition of C&F Finance Company in September 2002. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In assessing the recoverability of the Corporation’s goodwill, major assumptions used in determining impairment are increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. If an impairment test is performed, we will prepare a sensitivity analysis by increasing the discount rate, lowering sales multiples and reducing increases in future income.

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

Derivative Financial Instruments:  The Corporation uses derivatives primarily to manage risk associated with changing interest rates and to assist customers with their risk management objectives. The Corporation’s derivative financial instruments may include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and related forward sales commitments, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges of the Corporation’s trust preferred capital notes. The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet.  Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are classified as free standing derivatives, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported in the income statement. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and is reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  For more information see the section titled “Off-Balance-Sheet Arrangements” within Item 7.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies.”

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

Financial Performance Measures

Net income for the Corporation was $6.6 million in 2017, or $1.88 per share assuming dilution.  The results for 2017 included the effect of the Act, which was signed into law on December 22, 2017. Among other things, the Act permanently lowers the federal corporate income tax rate to 21 percent from the maximum rate prior to the passage of the Act of 35 percent, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, U.S. generally accepted accounting principles (U. S. GAAP) require companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of the Act’s enactment and record the corresponding effects in income tax expense in the fourth quarter of 2017. As a result of the permanent reduction in the corporate income tax rate, the Corporation recognized a $6.6 million reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $6.6 million in the Corporation’s consolidated results of operations for the fourth quarter of 2017. Excluding the effect of the Act, adjusted net income for 2017 was $13.2 million, or $3.79 per share assuming dilution, compared to net income of $13.5 million, or $3.89 per share assuming dilution, for 2016.  Management expects the negative effect of the Act on the Corporation’s results of operations in 2017 will be recovered over future periods when the lower corporate income tax rate of 21 percent will be used to calculate income tax expense, which is expected to positively affect the Corporation’s net income.  The Corporation’s evaluation of the effect of the Act is subject to refinement for up to one year after enactment.

The Corporation’s ROE and ROA were 4.58 percent and 0.45 percent, respectively, for the year ended December 31, 2017, compared to 9.90 percent and 0.96 percent, respectively, for the year ended December 31, 2016.  Excluding the effect of the revaluation of the Corporation’s net deferred tax asset, for the year ended December 31, 2017, the Corporation’s adjusted ROE and adjusted ROA were 9.20 percent and 0.90 percent, respectively.

2018 Outlook

Management believes the Corporation’s financial performance in 2018 will be affected by (i) lower accretion income related to the fair value accounting adjustments for the CVBK acquisition, partially offset by an increase in interest income from growth in average loans outstanding, (ii) an uncertain interest rate environment and potential fluctuations in interest rates that may depress loan production levels in the Mortgage Banking segment, and (iii) continued competition and higher borrowing costs in the Consumer Finance segment. In addition, management expects that the lower corporate income tax rate beginning in 2018 will have a positive effect on financial results.  The following additional factors could influence the Corporation’s financial performance in 2018:

•

Retail Banking: Growth in higher-yielding earning assets, specifically loans, will be our primary focus at the Bank during 2018. With commercial and small business lending teams already in our targeted markets in Charlottesville, Hampton, Newport News, Richmond and Williamsburg, Virginia and the continued resurgence in the real estate development and construction sectors in our markets, we expect to continue to grow our loan portfolio during 2018.  However, it will be challenging to maintain the Retail Banking segment’s net interest margin at its current level as the net accretion of the fair value accounting adjustments recorded in connection with the CVB acquisition declines and as the recent and anticipated further increases in the federal funds rate provides stimulus for higher-costing deposits.  Also in 2018, we expect to continue to focus on our digital strategy because online and mobile access are quickly becoming the primary means of banking for many businesses and individuals, and we believe our digital strategy commitment is critical to remaining competitive within the financial services industry.

•

Mortgage Banking: C&F Mortgage generates significant noninterest income from the sale of residential loan products into the secondary market. Increasing future profitability at the current origination levels will be challenging due to the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.  While our goal is to increase origination volume through internal growth in existing markets and through strategic initiatives, such as our recent expansion in Chesapeake, Virginia, our ability to maintain a level of loan production in 2018 sufficient to sustain profitability will be dependent on market factors beyond our control, such as the interest rate environment and changes in interest rates, housing starts and loan demand. If mortgage interest rates continue to rise during 2018, C&F Mortgage may experience a lower loan demand, particularly for mortgage refinancings, which could negatively affect earnings of the Mortgage Banking segment in 2018. In addition, during 2018, C&F Mortgage anticipates it will continue to (i) compete to retain and attract qualified loan officers, (ii) incur costs associated with updating and enhancing our compliance management system and processes for originating residential loans to mitigate compliance and regulatory risks, as well as improving the quality of our loan origination process and (iii) utilize systems to their fullest capacity in order to realize efficiencies overall in our mortgage banking processes and to create opportunities for revenue generation.

•

Consumer Finance: C&F Finance provides automobile financing through programs that are designed to serve customers in the non-prime market. As has been the case for the last several years, competition in the non-prime automobile loan business remains aggressive, resulting in lower interest rates and in many cases, less restrictive underwriting standards by several of our competitors. As a result, our consumer finance loan portfolio declined during 2017, and we expect organic loan growth to be equally as challenging in 2018.  However, C&F Finance’s scorecard model, which was implemented in 2016 and results in the purchase of loans with higher credit metrics, should help reduce future charge-offs at C&F Finance and improve underwriting and pricing efficiencies.  However, we believe it will be challenging to maintain the Consumer Finance segment’s net interest margin at its current level as competition in the non-prime market causes yields to decline and the projected increase in the federal funds rate triggers higher-costing variable-rate borrowings. During 2018, we expect to expand our indirect lending programs to include boats and recreational vehicles (RVs), which will be prime contracts priced at lower rates.  While these loans may contribute to net interest margin compression, they should require a lower allowance for loan losses and provisions for loan losses than automobile loans currently in the Consumer Finance segment loan portfolio.  We also expect to continue investing in technology at C&F Finance in order to capture more business, improve efficiencies, and manage the rigorous regulatory burdens and evolving compliance issues in the indirect auto lending industry.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The Retail Banking segment reported net income of $5.0 million for the year ended December 31, 2017, compared to net income of $8.2 million for the year ended December 31, 2016. The Retail Banking segment’s results for the year ended December 31, 2017 included income tax expense of $3.5 million associated with the revaluation of the Retail Banking segment’s net deferred tax asset. The Retail Banking segment’s income before income taxes for the year ended December 31, 2017 was $10.7 million, compared to $9.6 million for the year ended December 31, 2016.

The primary factor positively influencing the Retail Banking segment’s income before income taxes for the year ended December 31, 2017 was the effect of loan growth on interest income and net interest margin, as average loans at the Retail Banking segment increased $57.3 million or 8.8 percent during the year ended December 31, 2017 over 2016. Partially offsetting the positive effect of loan growth during 2017 were (1) a decline in the yield on the investment portfolio as a result of replacing matured and called securities with lower-yielding securities, (2) a higher provision for loan losses resulting from loan growth, (3) higher operating expenses associated with strengthening the Retail Banking segment’s technology infrastructure, growing its branch network and commercial lending teams, implementing its digital initiatives and promoting brand awareness and (4) one-time revenue items totaling $991,000 before taxes during 2016 associated with the Bank’s debit card program, bank-owned life insurance program and a gain on sale of Bank-owned property.

The results for both 2017 and 2016 for the Retail Banking segment included the acquisition accounting adjustments recorded in connection with the 2013 acquisition of CVB. The pre-tax net accretion attributable to these adjustments recognized for the years ended December 31, 2017 and 2016 was $1.1 million and $1.9 million, respectively.

The Retail Banking segment’s total nonperforming assets were $5.4 million at December 31, 2017, compared to $4.4 million at December 31, 2016. Nonperforming assets at December 31, 2017 included $5.3 million in nonaccrual loans, compared to $4.2 million at December 31, 2016, and $168,000 in OREO, compared to $195,000 at December 31, 2016. The increase in nonaccrual loans during 2017 was due to one commercial relationship totaling $3.8 million, which was classified as nonaccrual in the first quarter of 2017. This relationship was restructured in 2017 and is reported in TDRs at December 31, 2017. The loans associated with this relationship were previously identified as problem credits and classified accordingly. Management believes the current level of the allowance for loan losses, including the specific reserves for the relationship previously mentioned, is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality, review of specific criticized loans and other factors analyzed by management.  If loan concentrations within the Bank’s loan portfolio result in higher credit risk or if economic conditions decline, a higher loan loss allowance may be warranted in future periods, which may require a provision for loan losses.

Mortgage Banking: The Mortgage Banking segment reported net income of $985,000 for the year ended December 31, 2017, compared to $1.7 million for the year ended December 31, 2016.  The Mortgage Banking segment’s results for the year ended December 31, 2017 included income tax expense of $589,000 associated with the revaluation of the Mortgage Banking segment’s net deferred tax asset. The Mortgage Banking segment’s income before income taxes for the year ended December 31, 2017 was $2.6 million, compared to $2.8 million for the year ended December 31, 2016.

Loan production increased 10.4 percent during the year ended December 31, 2017, compared to 2016. The higher loan production during 2017 resulted in higher gains on sales of loans and higher production-based fee income. However, there has been a decline in the interest margin on loans held for sale as a result of the flattening of the yield curve during 2017 whereby short-term interest rates, which affect the segment’s borrowing costs, have been rising while long-term rates have remained relatively unchanged. Income before income taxes also declined because of fixed personnel and overhead costs associated with the segment’s branch expansion in the Chesapeake, Virginia market, which began in late 2016.  Loan origination volume for the year ended December 31, 2017 increased to $744.8 million from $674.3 million for the year ended December 31, 2016. The amount of loan originations during 2017 for refinancings and home purchases were $104.3 million and $640.5 million, respectively, compared to $152.7 million and $521.6 million, respectively, during 2016.

Consumer Finance: The Consumer Finance segment reported net income of $2.3 million for the year ended December 31, 2017, compared to $4.5 million for the year ended December 31, 2016.  The Consumer Finance segment’s results for the year ended December 31, 2017 included income tax expense of $1.7 million associated with the revaluation of the Consumer Finance segment’s net deferred tax asset. The Consumer Finance segment’s income before income taxes for the year ended December 31, 2017 was $6.5 million, compared to $7.4 million for the year ended December 31, 2016.

The decline in income before income taxes for the year ended December 31, 2017, compared to 2016, was principally due to (1) lower interest income attributable to a decline in average loans and (2) net interest margin compression attributable to lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics, coupled with higher-cost variable-rate borrowings resulting from increases in short-term interest rates since December 31, 2015. The negative effect of these factors was offset in part by a decrease in the provision for loan losses mainly resulting from a decrease in outstanding loans during 2017 and a decline in repossessed vehicles.

The net charge-off ratio for 2017 increased to 5.82 percent from 5.55 percent for 2016 because of the higher level of charge-offs during 2017 resulting from the lower resale value of repossessed automobiles. The combination of the lower provision and higher charge-offs during 2017 resulted in a decline in the allowance for loan losses to $24.4 million at December 31, 2017 from $25.4 million at December 31, 2016. The ratio of the allowance for loan losses to total loans increased to 8.34 percent at December 31, 2017, compared to 8.33 percent at December 31, 2016, because loans declined to $292.0 million at December 31, 2017 from $304.4 million at December 31, 2016. At December 31, 2017, total delinquent loans as a percentage of total loans declined to 5.17 percent from 5.87 percent at December 31, 2016.  Management believes that the current allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

If factors influencing the Consumer Finance segment result in a higher net charge-off ratio in the future, the Consumer Finance segment may need to increase the level of its allowance for loan losses, which could negatively affect future earnings.

Other and Eliminations: The other segment, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported an aggregate net loss of $1.7 million for the year ended December 31, 2017, compared to a net loss of $975,000 for the year ended December 31, 2016. The other segment’s results for the year ended December 31, 2017 included income tax expense of $874,000 associated with the revaluation of their net deferred tax assets. The other segment’s loss before income taxes was $1.9 million for each of the years ended December 31, 2017 and 2016, which during 2017 included an increase in earnings at the Corporation’s wealth management subsidiary resulting from the addition of a new wealth management group in Williamsburg and Newport News, Virginia during the fourth quarter of 2016.

Capital Management

Total shareholders’ equity was $141.7 million at December 31, 2017, compared to $139.2 million at December 31, 2016.  Capital growth resulted primarily from earnings for the year ended December 31, 2017, offset in part by dividends during the year.

The Corporation’s Board of Directors continued its policy of paying dividends in 2017. For the year ended December 31, 2017, the Corporation declared dividends of $1.33 per share, which was a 3.1 percent increase over dividends of $1.29 per share declared in 2016.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings.

During the second quarter of 2017, the Corporation’s Board of Directors reauthorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5.0 million of the Corporation’s common stock through May 2018.  As of December 31, 2017, the Corporation had not used any of this authority and remained authorized to purchase up to $5.0 million of the Corporation’s common stock under the Repurchase Program.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31, 2017, 2016 and 2015. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of deposits and borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 14 basis points to the yield on loans and 11 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2017, compared to approximately 24 basis points to the yield on loans and 17 basis points to both the yield on interest earning assets and the net interest margin for the year ended December 31, 2016 and approximately 25 basis points to the yield on loans and 18 basis points to both the yield on interest earning assets and the net interest margin for the year ended December 31, 2015.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 34 percent in all three years presented).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2017			2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$115,392	$2,517	2.18%	$99,564	$2,237	2.25%	$99,611	$2,422	2.43%
Tax-exempt	98,526	4,868	4.94	109,979	5,670	5.16	116,414	6,305	5.42
Total securities	213,918	7,385	3.45	209,543	7,907	3.77	216,025	8,727	4.04
Total loans	1,043,418	82,789	7.93	994,808	83,036	8.35	905,616	80,177	8.85
Interest-bearing deposits in other banks	107,629	1,128	1.05	105,293	509	0.48	146,622	364	0.25
Total earning assets	1,364,965	91,302	6.69	1,309,644	91,452	6.98	1,268,263	89,268	7.04
Allowance for loan losses	(36,101)			(36,192)			(35,349)
Total non-earning assets	134,275			135,615			133,030
Total assets	$1,463,139			$1,409,067			$1,365,944

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$215,627	$482	0.22%	$211,441	$425	0.20%	$203,614	$448	0.22%
Money market deposit accounts	221,279	606	0.27	213,793	571	0.27	204,597	563	0.28
Savings accounts	109,789	87	0.08	102,899	82	0.08	99,585	79	0.08
Certificates of deposit, $100 or more	163,100	1,839	1.13	142,115	1,496	1.04	139,878	1,282	0.92
Other certificates of deposit	181,746	1,734	0.95	198,061	1,818	0.91	209,909	1,822	0.87
Total time and savings deposits	891,541	4,748	0.53	868,309	4,392	0.50	857,583	4,194	0.49
Borrowings	165,662	4,853	2.93	170,490	4,576	2.68	173,187	4,500	2.60
Total interest-bearing liabilities	1,057,203	9,601	0.91	1,038,799	8,968	0.86	1,030,770	8,694	0.84
Demand deposits	236,937			210,520			185,774
Other liabilities	25,353			23,842			22,491
Total liabilities	1,319,493			1,273,161			1,239,035
Shareholders’ equity	143,646			135,906			126,909
Total liabilities and shareholders’ equity	$1,463,139			$1,409,067			$1,365,944
Net interest income		$81,701			$82,484			$80,574
Interest rate spread			5.78%			6.12%			6.20%
Interest expense to average earning assets			0.70%			0.68%			0.69%
Net interest margin			5.99%			6.30%			6.35%

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

TABLE 2: Rate-Volume Recap

	2017 from 2016			2016 from 2015
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans	$(4,205)	$3,958	$(247)	$(4,731)	$7,590	$2,859
Securities:
Taxable	(67)	347	280	(184)	(1)	(185)
Tax-exempt	(229)	(573)	(802)	(298)	(337)	(635)
Interest-bearing deposits in other banks	607	12	619	270	(125)	145
Total interest income	(3,894)	3,744	(150)	(4,943)	7,127	2,184
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	49	8	57	(40)	17	(23)
Money market deposit accounts	10	25	35	(22)	30	8
Savings accounts	(1)	6	5	—	3	3
Certificates of deposit, $100 or more	125	218	343	191	23	214
Other certificates of deposit	79	(163)	(84)	91	(95)	(4)
Total time and savings deposits	262	94	356	220	(22)	198
Borrowings	411	(134)	277	146	(70)	76
Total interest expense	673	(40)	633	366	(92)	274
Change in net interest income	$(4,567)	$3,784	$(783)	$(5,309)	$7,219	$1,910

2017 Compared to 2016

Net interest income, on a taxable-equivalent basis, for 2017 decreased to $81.7 million, compared to $82.5 million for 2016. The net interest margin for 2017 decreased 31 basis points to 5.99 percent, compared to 6.30 percent for 2016. The net interest margin decline resulted from declines in the yield on interest-earning assets of 29 basis points and an increase in the cost of funds of five basis points for the year ended December 31, 2017, compared to the year ended December 31, 2016.  The decline in yield on interest-earning assets for the year ended December 31, 2017 was primarily attributable to decreases in the yields on the loan and investment securities portfolios. These decreases were offset in part by earning asset growth of $55.3 million for the year ended December 31, 2017.

Average loans, which includes both loans held for investment and loans held for sale, increased $48.6 million to $1.04 billion for the year ended December 31, 2017, compared to 2016. Average loans held for investment of the Retail Banking segment increased $57.3 million, or 8.8 percent, for the year ended December 31, 2017, compared to 2016.  Average loans at the Retail Banking segment increased for 2017 because of growth in the commercial real estate and real estate mortgage segments of the loan portfolio, which was driven by successfully recruiting experienced commercial lending personnel over the past several years and the continued strong loan demand in the real estate development and construction sectors of our markets. Average loans held for investment at the Consumer Finance segment decreased $3.4 million, or 1.1 percent, during 2017, compared to 2016, which was the result of competition within the non-prime automobile finance industry.  Average loans held for sale decreased $5.2 million, or 11.9 percent for 2017, compared to 2016, because of the shorter duration between loan closings and fundings during 2017.

The overall yield on average loans decreased 42 basis points to 7.93 percent during 2017, compared to 2016. The decrease in the average loan yield was due to (1) the increased concentration of lower-yielding loans at the Retail Banking segment relative to the higher-yielding loans at the Consumer Finance segment, (2) the lower accretion of fair value purchase adjustments in connection with the purchase of CVB and (3) the decline in the average yield on loans at the Consumer Finance segment due to the continued competitive pressure on loan pricing strategies and a strategic decision to purchase loans with higher credit quality metrics, but lower yields.

Average securities available for sale increased $4.4 million during 2017, compared to 2016, while the overall yield declined 32 basis points, due to the purchase of lower-yielding shorter-term securities to replace maturities and calls of longer-term, higher yielding securities. The Corporation has shortened the security portfolio’s duration by investing in lower-yielding, short-term securities in order to mitigate interest-rate risk of an anticipated rising interest rate environment.

Average interest-bearing deposits in other banks, consisting primarily of excess reserves maintained at the Federal Reserve Bank, increased $2.3 million during 2017, compared to 2016, because of the lower loan funding requirements at the Mortgage Banking and Consumer Finance segments, coupled with customer deposit growth, the effects of which were offset in part by loan growth at the Retail Banking segment, as previously described. The average yield on these overnight funds increased 57 basis points during 2017 because of the Federal Reserve Bank’s increases in the interest rate on excess reserve balances from 0.75 percent in December 2016 to 1.50 percent by the end of 2017.

Average interest-bearing time deposits increased $4.7 million during 2017, compared to 2016, and average savings and interest-bearing demand deposits increased $18.6 million during 2017, compared to 2016. Although interest rates have risen since December 31, 2016, the increase in the average cost of interest-bearing time and savings deposits was only three basis points during the year ended December 31, 2017 because growth in lower-cost non-term interest-bearing deposits exceeded growth in higher-cost time deposits and the repricing of our deposit accounts lagged market interest rate increases.

Average borrowings decreased $4.8 million for the ended December 31, 2017, compared to 2016. The decrease resulted from the repayment during 2016 of the borrowings used to purchase a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings increased 25 basis points during the year ended December 31, 2017, compared to 2016, because of increases in one-month LIBOR, to which variable-rate borrowing at the Consumer Finance segment is indexed, resulting from the rising interest rate environment, the effect of which was offset in part by the Retail Banking segment’s restructuring of borrowings from the FHLB.

The Corporation believes that it will be challenging to maintain the Retail Banking segment’s net interest margin at its current level, even with anticipated loan growth during 2018, as the net accretion of the fair value accounting adjustments recorded in connection with the CVB acquisition declines. In addition, the recent increases in the federal funds rate may provide stimulus for higher-costing deposits, which may reprice faster than loans and investments. The net interest margin at the Consumer Finance segment will be most affected by continued market competition, lower yields on higher-quality loans (including boat and RV loans) and anticipated increases in one-month LIBOR triggering higher-costing variable-rate borrowings.

2016 Compared to 2015

Net interest income, on a taxable-equivalent basis, for 2016 increased to $82.5 million, compared to $80.6 million for 2015. The net interest margin for 2016 decreased five basis points to 6.30 percent, compared to 6.35 percent for 2015. The net interest margin decrease resulted from a decline in the yield on interest-earning assets of six basis points, which was primarily attributable to decreases in the yields on the loan and investment securities portfolios, which was somewhat offset by a shift in the composition of earning assets as growth in the higher-yielding loan portfolio was funded in part by a decline in lower-yielding deposits in other banks.

Average loans, which includes both loans held for investment and loans held for sale, increased $89.2 million to $994.8 million for the year ended December 31, 2016, compared to 2015.  Average loans held for investment for the Retail Banking segment increased $72.9 million, or 12.6 percent, during 2016 because of growth in the commercial real estate, real estate mortgage and real estate construction segments of the loan portfolio.  Average loans held for investment at the Consumer Finance segment increased $13.7 million, or 4.8 percent, during 2016 because of the purchase of a consumer finance loan portfolio at the end the second quarter of 2015, along with organic loan growth during 2016.  Average loans held for sale increased $2.6 million, or 6.2 percent, during 2016, compared to 2015.

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

Average securities available for sale decreased $6.5 million during 2016, compared to 2015, because securities maturities, sales and calls outpaced purchases of investment securities. The average yield on the securities portfolio decreased due to the (1) purchase of lower-yielding shorter-term securities to replace maturities and calls of longer-term, higher yielding securities and (2) the low interest rate environment.

Average interest-bearing deposits in other banks, consisting primarily of excess reserves maintained at the Federal Reserve Bank, decreased $41.3 million during 2016, compared to 2015, because the Corporation used these funds to partially fund loan growth during 2016. The average yield on these overnight funds increased 23 basis points during 2016 because of the Federal Reserve Bank’s increase in the interest rate on excess reserve balances.

Average interest-bearing time and savings deposits and average interest-bearing demand deposits increased $10.7 million and $24.7 million, respectively, during 2016, compared to 2015. The average cost of interest-bearing deposits increased one basis point during 2016. The increase in the cost of jumbo certificates of deposit during 2016, compared to 2015, was due to the accretion in 2015 of the CVB fair value accounting adjustment, which lowered the cost of jumbo certificates of deposit during that year. This acquisition adjustment was fully accreted in the second quarter of 2015 and had no effect on the average cost of interest-bearing deposits during 2016. However, the average cost of interest-bearing deposits during 2016 benefited from a shift in composition from time deposits to non-term savings, money market and interest-bearing demand deposits, which pay lower interest rates.

Average borrowings decreased $2.7 million for the year ended December 31, 2016, compared to 2015. The decrease resulted from the repayment during 2016 of the borrowings used to purchase a consumer finance loan portfolio at the end of the second quarter of 2015. The average cost of borrowings increased eight basis points during 2016, compared to 2015, because of increases in one-month LIBOR to which variable-rate borrowing at the Consumer Finance segment is indexed, which was offset in part by a lower cost of borrowings at the Retail Banking segment resulting from the maturity and restructuring of higher-rate FHLB advances.

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$8,553	$—	$—	$8,553
Service charges on deposit accounts	4,458	—	—	—	4,458
Other service charges and fees	4,812	3,885	7	—	8,704
Net gains on calls and sales of available for sale securities	10	—	—	—	10
Wealth management services income	—	—	—	1,619	1,619
BOLI income	328	—	105	—	433
Swap fee income	193	—	—	—	193
Other income	832	768	883	286	2,769
Total noninterest income	$10,633	$13,206	$995	$1,905	$26,739

	Year Ended December 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$8,120	$—	$—	$8,120
Service charges on deposit accounts	4,262	—	—	—	4,262
Other service charges and fees	5,139	3,404	10	—	8,553
Net gains on calls and sales of available for sale securities	52	—	—	—	52
Wealth management services income	—	—	—	1,165	1,165
BOLI income	828	—	99	—	927
Swap fee income	418	—	—	—	418
Other income	701	509	812	108	2,130
Total noninterest income	$11,400	$12,033	$921	$1,273	$25,627

	Year Ended December 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$6,336	$—	$—	$6,336
Service charges on deposit accounts	4,322	—	—	—	4,322
Other service charges and fees	4,176	2,597	14	—	6,787
Net gains on calls of available for sale securities	29	—	—	—	29
BOLI income	345	—	109	—	454
Swap fee income	—	—	—	—	—
Wealth management services income	—	—	—	1,481	1,481
Other income	211	24	972	98	1,305
Total noninterest income	$9,083	$8,957	$1,095	$1,579	$20,714

2017 Compared to 2016

Total noninterest income increased $1.1 million, or 4.3 percent, for the year ended December 31, 2017, compared to 2016. Total noninterest income for 2017 increased primarily due to higher (1) gains on sales of loans and ancillary loan origination fees at the Mortgage Banking segment because of higher loan production, (2) debit card interchange income and overdraft charges at the Retail Banking segment, and (3) wealth management income at C&F Wealth Management because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016, which were offset in part at the Retail Banking segment by lower swap fee income.  In addition, noninterest income of the Retail Banking segment for 2016 included one-time revenue items of $359,000 in other service charges and fees associated with one of the Bank’s debit card programs, $493,000 associated with bank-owned life insurance, and a $139,000 gain on sale of a Bank-owned property in other income.

2016 Compared to 2015

Total noninterest income increased $4.9 million, or 23.7 percent, for the year ended December 31, 2016, compared to 2015. The increase in total noninterest income for 2016 was attributable to (1) a higher volume of loans originated and sold during 2016 at the Mortgage Banking segment, which resulted in higher gains on sales of loans and ancillary loan origination fees, (2) higher debit card interchange income at the Retail Banking segment, and (3) swap fee income at the Retail Banking segment related to the new interest rate swap program initiated in 2016.  Also contributing to the increase in noninterest income during 2016 were one-time revenue items at the Retail Banking segment in the second quarter of 2016 totaling $991,000. Other income for both the Retail Banking and Mortgage Banking segments increased due to the inclusion of net unrealized appreciation in noninterest income related to the non-qualified deferred compensation plan during 2016, compared to net depreciation recognized in noninterest expense during 2015. These increases were partially offset by (1) declines in overdraft fees at the Retail Banking segment, (2) lower loan servicing fees at the Consumer Finance segment and (3) lower wealth management income at the Corporation’s wealth management subsidiary due to stock market volatility during 2016.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$25,264	$6,503	$9,389	$1,948	$43,104
Occupancy expense	7,719	1,957	1,035	67	10,778
OREO expenses	72	—	—	—	72
Provision for indemnification losses	—	186	—	—	186
Other expenses	10,160	3,042	4,386	602	18,190
Total noninterest expense	$43,215	$11,688	$14,810	$2,617	$72,330

	Year Ended December 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$24,613	$5,664	$10,102	$1,546	$41,925
Occupancy expense	6,916	1,820	907	17	9,660
OREO expenses	158	—	—	—	158
Provision for indemnification losses	—	290	—	—	290
Other expenses	10,359	2,705	4,530	513	18,107
Total noninterest expense	$42,046	$10,479	$15,539	$2,076	$70,140

	Year Ended December 31, 2015
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$23,185	$4,594	$9,758	$1,389	$38,926
Occupancy expense	6,255	1,850	713	10	8,828
OREO expenses	71	—	—	—	71
Provision for indemnification losses	—	274	—	—	274
Other expenses	10,829	2,439	4,257	550	18,075
Total noninterest expense	$40,340	$9,157	$14,728	$1,949	$66,174

2017 Compared to 2016

Total noninterest expenses increased $2.2 million, or 3.1 percent, for the year ended December 31, 2017, compared to 2016. The increase in noninterest expenses resulted primarily from higher personnel costs at (1) the Bank principally because of increased staff levels and support positions associated with the Bank's retail banking and commercial lending growth and expansion into Charlottesville, Virginia, (2) C&F Mortgage because of higher loan production and the Mortgage Banking segment’s expansion in Chesapeake, Virginia, which began in the fourth quarter of 2016, and (3) the Corporation’s wealth management subsidiary because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016. Occupancy expense increased (1) at the Bank, C&F Mortgage, and at C&F Finance due to expenses associated with strengthening the technology infrastructure and (2) at the Bank, C&F Mortgage, and C&F Wealth Management due to higher rent expense for the addition of locations in Charlottesville, Chesapeake, and Williamsburg, respectively. These increases in noninterest expenses were offset in part at C&F Finance by lower (1) personnel costs due to fewer sales contracts purchased during 2017, (2) repossession expenses due to normal fluctuations in the timing of repossessed asset sales, (3) data processing fees due to a lower volume of loan activity and (4) collection expenses due to costs associated with the transition to new systems that were incurred during the first quarter of 2016.

2016 Compared to 2015

Total noninterest expenses increased $4.0 million, or 6.0 percent, for the year ended December 31, 2016, compared to 2015. The increase in total noninterest expenses for 2016 resulted primarily from higher personnel costs during 2016  (1) at C&F Bank because of increased staff levels and support positions associated with personnel dedicated to growing C&F Bank's commercial and small business loan portfolios, including its expansion in Charlottesville, Virginia in June 2016, (2) at C&F Mortgage because of higher loan production and the Mortgage Banking segment’s expansion in Chesapeake, Virginia, which began in the fourth quarter of 2016, (3) at C&F Finance because of personnel additions in certain major markets, competition for qualified personnel and staffing increases for compliance and asset quality processes, and (4) at the Corporation’s wealth management subsidiary because of its expansion initiatives in Williamsburg and Newport News, Virginia beginning in the fourth quarter of 2016. Noninterest expense also increased because of operating expenses associated with (1) strengthening the Bank’s technology infrastructure and expanding its product offerings and promoting brand awareness, (2) updating and enhancing C&F Mortgage’s compliance management system and processes for originating residential loans and improving the quality of its loan origination process and (3) investing in technology at C&F Finance to improve efficiencies, help manage the rigorous regulatory burdens, and strengthen its compliance management system, which the Corporation anticipates will contribute to capturing more business. These increases were offset in part because noninterest expenses for both the Retail Banking and Mortgage Banking segments included net unrealized depreciation related to the non-qualified deferred compensation plan during 2015, compared to net appreciation included in noninterest income during 2016.

INCOME TAXES

Income tax expense on 2017 earnings was $11.4 million, resulting in an effective tax rate of 63.4 percent, compared with $4.5 million, or 24.9 percent, in 2016 and $4.9 million, or 27.9 percent, in 2015.  As described previously, the results for the year ended December 31, 2017 include the effect of the Act, which permanently lowers the federal corporate income tax rate to 21 percent from the maximum rate prior to the passage of the Act of 35 percent, effective January 1, 2018. As a result of the permanent reduction in the corporate income tax rate, the Corporation recognized a $6.6 million reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $6.6 million in the Corporation’s consolidated results of operations for the fourth quarter of 2017.

As described in Item 8. “Financial Statement and Supplementary Data” under the heading “Note 2: Adoption of New Accounting Standards,” during the fourth quarter of 2016, the Corporation began recognizing excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards, within income tax expense.

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

Allowance for Loan Losses Methodology – Consumer Finance. The Consumer Finance segment’s loans consist of non-prime automobile loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers who may be unable to meet the credit standards imposed by most traditional automobile financing sources and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between delinquency and repossession. Therefore, the loan loss allowance review process generally focuses on an analysis of charge-off history for relevant periods of time, which can vary depending on economic conditions.  Further consideration is given to the following factors:

•	An overall analysis of the lending environment;
•	Changes in the volume and severity of past due loans;
•	Changes in the value of the underlying collateral;
•	Changes in lending policies and procedures, including underwriting, collection and recovery;
•	Changes in the composition of the portfolio; and
•	The effect of external factors, such as competition.

Loans are segregated between performing and nonperforming loans.  Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and that are not past due 90 days or more.  Nonperforming loans are those that do not accrue interest and are greater than 90 days past due.

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred on a monthly basis, as a percentage of average loans outstanding, was 2.58 percent in 2017, 2.21 percent in 2016 and 2.13 percent in 2015.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance at the beginning of the year	$37,066	$35,569	$35,606	$34,852	$35,907
Provision for loan losses:
Retail Banking segment	200	—	—	—	1,030
Mortgage Banking segment	—	—	45	60	90
Consumer Finance segment	16,235	18,040	15,467	16,270	13,965
Total provision for loan losses	16,435	18,040	15,512	16,330	15,085
Loans charged off:
Real estate—residential mortgage	(179)	(82)	(144)	(161)	(849)
Real estate—construction[1]	—	—	—	—	—
Commercial, financial and agricultural[2]	(349)	(87)	(21)	(271)	(2,298)
Equity lines	(42)	(57)	(19)	(80)	(126)
Consumer	(301)	(281)	(317)	(312)	(399)
Consumer finance	(21,525)	(20,663)	(19,816)	(19,022)	(16,398)
Total loans charged off	(22,396)	(21,170)	(20,317)	(19,846)	(20,070)
Recoveries of loans previously charged off:
Real estate—residential mortgage	118	163	257	59	106
Real estate—construction[1]	—	—	—	—	3
Commercial, financial and agricultural[2]	21	206	31	210	227
Equity lines	2	—	1	—	28
Consumer	189	236	268	250	173
Consumer finance	4,291	4,022	4,211	3,751	3,393
Total recoveries	4,621	4,627	4,768	4,270	3,930
Net loans charged off	(17,775)	(16,543)	(15,549)	(15,576)	(16,140)
Balance at the end of the year	$35,726	$37,066	$35,569	$35,606	$34,852
Ratio of net charge-offs (recoveries) to average total loans outstanding during period for Retail Banking	0.08%	(0.02)%	(0.01)%	0.06%	0.73%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance[3]	5.82%	5.55%	5.50%	5.39%	4.59%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

[3]

The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of increasing the net charge-off ratio by six basis points, 38 basis points and 58 basis points for the years ended December 31, 2017,  2016 and 2015, respectively.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

The allocation of the allowance for loan losses at December 31 for the years indicated and the ratio of corresponding outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,371	$2,559	$2,471	$2,313	$2,355
Real estate—construction [1]	605	816	94	434	434
Commercial, financial and agricultural [2]	7,478	7,393	7,755	7,744	7,805
Equity lines	688	685	1,052	812	892
Consumer	231	261	243	211	273
Consumer finance	24,353	25,352	23,954	24,092	23,093
Total allowance for loan losses	$35,726	$37,066	$35,569	$35,606	$34,852
Ratio of loans to total period-end loans:
Real estate—residential mortgage	19%	19%	21%	21%	23%
Real estate—construction [1]	4	6	1	1	1
Commercial, financial and agricultural [2]	43	39	39	37	35
Equity lines	5	5	6	6	6
Consumer	1	1	1	1	1
Consumer finance	28	30	32	34	34
	100%	100%	100%	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2017 were as follows:

TABLE 7A: Credit Quality Indicators *

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,963	$1,235	$2,835	$830	$184,863
Real estate – construction [2]	44,782	—	—	—	44,782
Commercial, financial and agricultural [3]	410,890	2,908	20,256	3,830	437,884
Equity lines	53,870	465	251	651	55,237
Consumer	12,693	3	322	—	13,018
	$702,198	$4,611	$23,664	$5,311	$735,784

*Included in the table above are loans purchased in connection with the acquisition of CVB of $42.7 million pass rated, $1.1 million special mention, $2.0 million substandard and $161,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,240	$764	$292,004

[1]	At December 31, 2017, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2016 were as follows:

TABLE 7B: Credit Quality Indicators *

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,814	$2,037	$2,761	$1,652	$188,264
Real estate – construction [2]	55,732	—	—	—	55,732
Commercial, financial and agricultural [3]	356,301	7,469	24,868	1,750	390,388
Equity lines	51,186	480	177	757	52,600
Consumer	7,870	2	409	118	8,399
	$652,903	$9,988	$28,215	$4,277	$695,383

*Included in the table above are loans purchased in connection with the acquisition of CVB of $54.1 million pass rated, $2.6 million special mention, $5.7 million substandard and $196,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$303,142	$1,215	$304,357

[1]	At December 31, 2016, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The Retail Banking segment’s allowance for loan losses decreased $340,000 since December 31, 2016 as a result of net charge-offs, which was offset in part by a $200,000 provision for loan losses during the year ended December 31, 2017 resulting from loan growth.  The ratio of the allowance for loan losses to total loans, excluding purchased credit impaired loans, declined to 1.48 percent at December 31, 2017, compared to 1.63 percent at December 31, 2016, because of loan growth during 2017 and overall better credit quality. We believe that the current level of the allowance for loan losses at the Retail Banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specific criticized loans. If loan concentrations within the Retail Banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The Consumer Finance segment’s allowance for loan losses decreased by $1.0 million to $24.4 million at December 31, 2017 from $25.4 million at December 31, 2016, and its provision for loan losses decreased $1.8 million for the year ended December 31, 2017, as compared to 2016. The combination of the lower provision and higher charge-offs during 2017 resulted in a decline in the allowance for loan losses at December 31, 2017, as compared to December 31, 2016.  The net charge-off ratio increased for the year ended December 31, 2017 to 5.82 percent, compared to 5.55 percent for the year ended December 31, 2016 because of the higher level of charge-offs during 2017 resulting from the lower resale value of repossessed vehicles.  The ratio of the allowance for loan losses to total loans increased to 8.34 percent at December 31, 2017, compared to 8.33 percent at December 31, 2016, because loans declined during 2017.  The inclusion of the purchased consumer finance loans, which were recorded at a discount, had the effect of reducing this ratio six and 14 basis points at December 31, 2017 and 2016, respectively.  At December 31, 2017, total delinquent loans as a percentage of total loans declined to 5.17 percent from 5.87 percent at December 31, 2016.  As previously described, the Consumer Finance segment, at times, offers payment deferrals to borrowers as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred on a monthly basis, as a percentage of average loans outstanding during 2017 was 2.58 percent, compared to 2.21 percent during 2016.

We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb probable losses inherent in the loan portfolio. However, if factors influencing the Consumer Finance segment result in higher net charge-off ratios in future periods, the Consumer Finance segment may need to increase the level of its allowance for loan losses through additional provisions for loan losses, which could negatively affect future earnings of the Consumer Finance segment.

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

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. We may incur additional write-downs of foreclosed assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets and improvements are capitalized.

Because C&F Finance focuses on non-prime borrowers, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase at the Consumer Finance segment. These periods also may be accompanied by decreased consumer demand for used automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria, portfolio management and collection methods employed by C&F Finance, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. However, we believe that the current allowance for loan losses is appropriate to absorb any losses on existing Consumer Finance segment loans that may become uncollectible.

At the Consumer Finance segment, the repossession process is generally initiated after a loan becomes more than 60 days delinquent. Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within the prescribed waiting period before which C&F Finance has the legal right to sell are considered available-for-sale and are reclassified from loans to other assets and are recorded initially at fair value less estimated costs to sell. The difference between the carrying amount of each loan and the fair value of the vehicle (i.e. the deficiency) is charged against the allowance for loan losses.  Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  After the vehicles have been sold in third-party auctions, we credit the proceeds from the sale of the vehicles, and any other recoveries, to the carrying value of the repossessed vehicles. C&F Finance pursues collection of deficiencies, as allowed by state law, when it deems such action to be appropriate.

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	2017	2016	2015	2014	2013
Loans, excluding purchased loans	$686,605	$629,523	$525,283	$447,614	$402,755
Purchased performing loans[1]	42,793	53,329	67,022	80,146	104,471
Purchased credit impaired loans[1]	3,103	9,256	13,908	21,424	32,520
Total loans	$732,501	$692,108	$606,213	$549,184	$539,746

Nonaccrual loans[2]	$5,111	$4,039	$5,615	$4,114	$3,740
Purchased performing-nonaccrual loans[3]	161	196	542	603	651
Total nonaccrual loans	5,272	4,235	6,157	4,717	4,391
OREO[4]	168	195	942	786	2,768
Total nonperforming assets[5]	$5,440	$4,430	$7,099	$5,503	$7,159

Accruing loans past due for 90 days or more[6]	$306	$6	$761	$14	$75
Troubled debt-restructurings (TDRs)[2]	$9,748	$4,964	$5,080	$5,549	$5,217
Purchased performing TDRs[7]	$1,148	$861	$264	$278	$403
Allowance for loan losses (ALL)	$10,775	$11,115	$11,017	$10,961	$11,266
Nonperforming assets to total loans and OREO	0.74%	0.64%	1.17%	1.00%	1.34%
ALL to total loans, excluding purchased credit impaired loans[8]	1.48	1.63	1.86	2.08	2.22
ALL to total nonaccrual loans	204.38	262.46	178.93	232.37	256.57
Net (recoveries) charge-offs to average total loans	0.08	(0.02)	(0.01)	0.06	0.73

[1]

The loans acquired from CVB are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.3 million at December 31, 2017, $2.9 million at December 31, 2016, and $4.0 million at December 31, 2015. The remaining discount for the purchased credit impaired loans was $9.8 million at December 31, 2017, $10.5 million at December 31, 2016 and $11.8 million at December 31, 2015.

[2]

Total nonaccrual loans include nonaccrual TDRs of $3.9 million at December 31, 2017, $2.0 million at December 31, 2016, $2.5 million at December 31, 2015, $2.0 million at December 31, 2014 and $2.6 million at December 31, 2013.

[3]	Purchased performing-nonaccrual loans are presented net of the remaining interest and credit marks totaling $137,000 at December 31, 2017, $137,000 at December 31, 2016 and $247,000 December 31, 2015.
[4]	OREO is recorded at its estimated fair value less cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $90,000 at December 31, 2017, $0 at December 31, 2016 and $172,000 at December 31, 2015.
[7]	Purchased performing TDRs are presented net of the remaining interest and credit marks totaling $18,000 at December 31, 2017, $11,300 at December 31, 2016 and $8,300 at December 31, 2015.
[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded at the acquisition date for these loans.

Mortgage Banking Segment

(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans	$39	$41	$—	$187	$—
Total loans	$3,283	$3,275	$3,493	$3,288	$2,914
Allowance for loan losses	$598	$598	$598	$553	$493
Nonaccrual loans to total loans	1.19%	1.25%	—%	5.69%	—%
Allowance for loan losses to total loans	18.22	18.26	17.12	16.82	16.92
Allowance for loan losses to nonaccrual loans	15.33	14.59	—	295.72	—

Consumer Finance Segment

(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans	$764	$1,215	$1,321	$1,040	$1,187
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Repossessed assets	$250	$566	$392	$312	$390
Total loans	$292,004	$304,357	$293,480	$283,333	$277,724
Allowance for loan losses	$24,353	$25,353	$23,954	$24,092	$23,093
Nonaccrual loans to total loans	0.26%	0.40%	0.28%	0.37%	0.43%
Allowance for loan losses to total loans[1]	8.34	8.33	8.21	8.50	8.32
Net charge-offs to average total loans	5.82	5.55	5.50	5.39	4.59

1The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the allowance to total loans ratio by six basis points at December 31, 2017, 14 basis points at December 31, 2016 and 32 basis points at December 31, 2015.

Table 9 presents the changes in the OREO balance for 2017 and 2016.

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Balance at the beginning of year, gross	$281	$998
Transfers between loans and other real estate owned	208	618
Capitalized expenses	—	21
Charge-offs	(29)	(106)
Sales proceeds	(245)	(1,384)
Gain on disposition	10	134
Balance at the end of year, gross	225	281
Less valuation allowance	(57)	(86)
Balance at the end of year, net	$168	$195

Nonperforming assets of the Retail Banking segment totaled $5.4 million at December 31, 2017, compared to $4.4 million at December 31, 2016. The increase in nonperforming assets was due to one commercial relationship totaling $3.8 million, which was classified as nonaccrual in the first quarter of 2017. This relationship was restructured in 2017 and is reported in TDRs at December 31, 2017. The loans associated with this relationship were previously identified as problem credits and classified accordingly. Specific reserves have also been established, which management believes are adequate to absorb probable losses on these loans.

Nonaccrual loans at the Consumer Finance segment decreased to $764,000 at December 31, 2017 from $1.2 million at December 31, 2016. As noted above, the allowance for loan losses at the Consumer Finance segment decreased from $25.4 million at December 31, 2016 to $24.4 million at December 31, 2017, and the ratio of the allowance for loan losses to total consumer finance loans was 8.34 percent as of December 31, 2017, compared to 8.33 percent at December 31, 2016. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the Consumer Finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses.  At December 31, 2017, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $250,000, compared to $566,000 at December 31, 2016.

If interest on nonaccrual loans had been recognized, we would have recorded additional gross interest income of $462,000 for 2017, $304,000 for 2016, and $531,000 for 2015. Interest received on nonaccrual loans was $89,000 for 2017, $247,000 in 2016, $246,000 in 2015.

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

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017, were as follows:

TABLE 10A: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016, were as follows:

TABLE 10B: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

TDRs at December 31, 2017 and 2016 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,
(Dollars in thousands)	2017	2016
Accruing TDRs	$7,015	$3,851
Nonaccrual TDRs[1]	3,881	1,974
Total TDRs[2]	$10,896	$5,825

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

The increase in impaired loans during 2017 consisted primarily of two TDR commercial relationships, one for $1.8 million that was in accruing status and one for $3.8 million that was in nonaccrual status at December 31, 2017.  While TDRs are considered impaired loans, not all TDRs are on nonaccrual status.  If a loan was on nonaccrual status at the time of the TDR modification, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the Corporation’s policy for returning loans to accrual status. If a loan was accruing prior to being modified as a TDR and if management concludes that the borrower is able to make such modified payments, and there are no other factors or circumstances that would cause management to conclude otherwise, the TDR will remain on an accruing status.

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

At December 31, 2017, the Corporation had total assets of $1.51 billion compared to $1.45 billion at December 31, 2016. The significant components of the Corporation’s balance sheet are discussed below.

LOAN PORTFOLIO

General

Through the Retail Banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the Retail Banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile lending through the Consumer Finance segment and in residential mortgage lending through the Mortgage Banking segment with the majority of the loans originated through the Mortgage Banking segment sold to third-party investors. At December 31, 2017, the Corporation’s loans held for investment in all categories, net of the allowance for loan losses, totaled $992.1 million and loans held for sale had a fair value of $55.4 million.

Tables 12 and 13 present information pertaining to the composition of loans held for investment and maturity/repricing of certain loans held for investment.

TABLE 12: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Real estate—residential mortgage	$184,863	$188,264	$186,763	$179,817	$188,455
Real estate—construction [1]	44,782	55,732	7,759	7,325	5,810
Commercial, financial, and agricultural [2]	437,884	390,388	356,062	306,845	288,593
Equity lines	55,237	52,600	50,111	50,321	50,795
Consumer	13,018	8,399	9,011	8,163	9,007
Consumer finance	292,004	304,357	291,755	283,333	277,724
Total loans	1,027,788	999,740	901,461	835,804	820,384
Less allowance for loan losses	(35,726)	(37,066)	(35,569)	(35,606)	(34,852)
Total loans, net	$992,062	$962,674	$865,892	$800,198	$785,532

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 13: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2017
	Commercial,
	Financial,	Real Estate
(Dollars in thousands)	and Agricultural	Construction
Variable Rate:
Within 1 year	$90,212	$11,338
1 to 5 years	31,157	25,243
After 5 years	45,720	—
Fixed Rate:
Within 1 year	$49,134	$3,784
1 to 5 years	124,205	4,417
After 5 years	97,456	—

The increase in total loans from December 31, 2016 to December 31, 2017 was primarily due to commercial loan growth at the Retail Banking segment resulting from additions of experienced lenders to our commercial lending team over the past several years and demand for commercial lending in our local markets, as well as expansion into new markets.

Total loans at December 31, 2017 and 2016 included loans purchased in connection with the Corporation’s acquisition of CVB on October 1, 2013. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. On the date of acquisition, the Corporation acquired PCI loans with a fair value of $35.3 million and purchased performing loans with a fair value of $111.8 million. The following tables present the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation’s balance sheet at December 31, 2017 and 2016.

TABLE 14: PCI and Purchased Performing Loans

	December 31, 2017
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$12,856	$45,083	$57,939
Carrying amount
Real estate – residential mortgage	$492	$10,855	$11,347
Commercial, financial and agricultural	2,472	22,305	24,777
Equity lines	139	9,621	9,760
Consumer	—	12	12
Total acquired loans	$3,103	$42,793	$45,896

	December 31, 2016
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$19,770	$56,213	$75,983
Carrying amount
Real estate – residential mortgage	$1,219	$13,422	$14,641
Commercial, financial and agricultural	7,759	28,615	36,374
Equity lines	278	11,178	11,456
Consumer	—	114	114
Total acquired loans	$9,256	$53,329	$62,585

For a description of the Corporation’s accounting for purchased performing and PCI loans, see “Critical Accounting Policies” in this Item 7.

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

Commercial Real Estate Lending

The Retail Banking segment’s commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, apartment complexes, retail facilities, restaurants and other commercial properties. Present policy authorizes commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. We also will consider making commercial real estate loans secured by non-owner-occupied properties under the following two conditions: (1) the borrower is in strong financial condition and presents a substantial business opportunity for the Corporation and (2) the borrower has substantially pre-leased the property to high-caliber tenants.

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

Finance contract application packages completed by prospective borrowers are submitted by the automobile dealers electronically through a third-party online automotive sales and finance platform to C&F Finance’s automated origination and application system, which processes the credit bureau report, generates all relevant loan calculations and displays the requested contract structure. C&F Finance personnel with credit authority review the transaction and determine whether to approve or deny the purchase of the contract. The purchase decision is based primarily on the applicant’s credit history with emphasis on prior auto loan history, current employment status, income, collateral type and mileage, and the loan-to-value ratio. In 2016, C&F Finance implemented a scorecard model that improved underwriting and pricing efficiencies.

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

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2017 and 2016, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 15 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 15: Securities Available for Sale

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$16,173	8%	$16,112	8%
Mortgage-backed securities	97,058	44	76,816	36
Obligations of states and political subdivisions	105,745	48	117,098	56
Total available for sale securities at fair value	$218,976	100%	$210,026	100%

The Corporation seeks to diversify its portfolio to minimize risk, including by purchasing shorter-duration mortgage-backed securities to reduce interest rate risk and for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher tax-adjusted yield obtained from these securities. All of the Corporation’s mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises. The municipal bond sector, which is included in the Corporation’s obligations of states and political subdivisions category of securities, is the largest component within the securities portfolio. At December 31, 2017, approximately 98 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.

Table 16 presents additional information pertaining to the composition of the securities portfolio, at amortized cost, by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 16: Maturity of Securities

	Year Ended December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield
U.S. government agencies and corporations:
Maturing within 1 year	$6,770	2.23%	$7,032	1.61%	$8,600	2.35%
Maturing after 1 year, but within 5 years	3,099	1.88	1,849	1.65	—	—
Maturing after 5 years, but within 10 years	6,645	2.10	7,645	2.04	10,159	2.23
Maturing after 10 years	—	—	—	—	—	—
Total U.S. government agencies and corporations	16,514	2.11	16,526	1.81	18,759	2.29
Mortgage-backed securities:
Maturing within 1 year	77	4.36	304	1.96	1	6.23
Maturing after 1 year, but within 5 years	97,061	2.10	71,740	2.03	64,549	2.13
Maturing after 5 years, but within 10 years	537	3.19	3,890	2.87	10,947	3.02
Maturing after 10 years	2	3.25	1,276	2.72	1,460	2.71
Total mortgage-backed securities	97,677	2.11	77,210	2.08	76,957	2.27
States and municipals:[1]
Maturing within 1 year	33,398	5.09	20,703	5.03	18,023	4.67
Maturing after 1 year, but within 5 years	59,285	4.04	75,898	4.54	71,710	5.02
Maturing after 5 years, but within 10 years	8,072	6.32	10,587	5.77	16,208	5.50
Maturing after 10 years	3,222	5.52	6,969	6.11	12,448	6.35
Total states and municipals	103,977	4.60	114,157	4.84	118,389	5.17
Total securities:
Maturing within 1 year	40,245	4.61	28,039	4.14	26,624	3.92
Maturing after 1 year, but within 5 years	159,445	2.82	149,487	3.30	136,259	3.65
Maturing after 5 years, but within 10 years	15,254	4.37	22,122	3.97	37,314	3.88
Maturing after 10 years	3,224	5.52	8,245	5.59	13,908	5.97
Total securities	$218,168	3.30%	$207,893	3.58%	$214,105	3.87%

1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 34 percent.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $1.17 billion at December 31, 2017, compared to $1.12 billion at December 31, 2016. This increase primarily consisted of a $29.0 million increase in non-interest bearing demand deposits and a $19.0 million increase in savings, money market and interest-bearing demand deposits, which reflected depositors’ preferences for maintaining flexibility regarding their investment options and the availability of their funds as interest rates are expected to continue to rise.

The Corporation had $3.3 million in brokered money market deposits outstanding at December 31, 2017, compared to $3.6 million in brokered money market deposits at December 31, 2016. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 17 presents the average deposit balances and average rates paid for the years 2017, 2016 and 2015.

TABLE 17: Average Deposits and Rates Paid

	Year Ended December 31,
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$236,937		$210,520		$185,774
Interest-bearing transaction accounts	215,627	0.22%	211,441	0.22%	203,614	0.22%
Money market deposit accounts	221,279	0.27	213,793	0.27	204,597	0.28
Savings accounts	109,789	0.08	102,899	0.08	99,585	0.08
Certificates of deposit, $100 thousand or more	163,100	1.13	142,115	1.04	139,878	0.92
Other certificates of deposit	181,746	0.95	198,061	0.91	209,909	0.87
Total interest-bearing deposits	891,541	0.53%	868,309	0.50%	857,583	0.49%
Total deposits	$1,128,478		$1,078,829		$1,043,357

Table 18 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2017.

TABLE 18: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2017
3 months or less	$26,797
3-6 months	18,977
6-12 months	48,203
Over 12 months	74,265
Total	$168,242

BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings as sources of funds. Short-term borrowings from the Federal Reserve Bank and the FHLB may be used to fund the Corporation’s day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with (i) customers and generally mature the day following the day sold and (ii) a third-party correspondent bank that matures in 2018, as well as overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB and advances under a non-recourse revolving bank line of credit. All FHLB advances are secured by a blanket floating lien on all of C&F Bank’s qualifying closed-end and revolving open-end loans secured by 1-4 family residential properties. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance.

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

For further information concerning the Corporation’s borrowings, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 9: Borrowings.”

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $227.5 million at December 31, 2017, and $225.0 million at December 31, 2016.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $15.5 million at December 31, 2017 and $14.8 million at December 31, 2016.

At December 31, 2017, C&F Mortgage had interest rate lock commitments (or IRLCs) to originate mortgage loans aggregating $45.6 million and loans held for sale of $53.5 million. At December 31, 2017, each IRLC and loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed to-be-announced securities (TBAs) for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2017, C&F Mortgage had best efforts forward sales contracts with a notional value of $99.1 million. The fair value of these derivative instruments at December 31, 2017 was $528,000, which was included in other assets.  There were no loans to be delivered on a mandatory basis at December 31, 2017.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties (i.e., investors).  As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to lending program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims that, in management’s judgment, will be adequate to absorb any losses arising from valid indemnification requests. Payments made under these recourse provisions were $350,000 in 2016.  There were no payments made in 2017 and 2015. Payments made during 2016 primarily resulted from an agreement with a third-party counterparty that resolved all known and unknown indemnification obligations for loans sold to this counterparty prior to August 2016.

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

The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.0 million and $15.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2020 and December 2019, respectively. The cash flow hedges’ total notional amount is $25.0 million. At December 31, 2017, the cash flow hedges had a fair value of $166,000, which is recorded in other assets. The cash flow hedges were fully effective at December 31, 2017. Therefore, the net gain on the cash flow hedges was recognized as a component of other comprehensive income (loss), net of deferred income taxes.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $82.6 million.  At December 31, 2017, the interest rate swaps had a net fair value of zero, with $1.3 million recognized in other assets and $1.3 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $219.1 million at December 31, 2017. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2017 are presented in Table 19.

TABLE 19: Funding Sources

	December 31, 2017
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	144,037	47,000	97,037
Borrowings from Federal Reserve Bank	13,429	—	13,429
Revolving line of credit	120,000	75,029	44,971
Total	$392,466	$122,029	$270,437

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

Time deposits of $100,000 or more, maturing in less than a year, totaled $94.0 million at December 31, 2017; time deposits of $100,000 or more, maturing in more than one year, totaled $74.3 million.

The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2017 are presented in Table 20.

Table 20: Contractual Obligations

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Bank lines of credit	$75,029	$—	$75,029	$—	$—
FHLB advances [1]	47,000	2,500	14,500	7,500	22,500
Trust preferred capital notes	25,210	—	—	—	25,210
Securities sold under agreements to repurchase	5,000	5,000	—	—	—
Operating leases	3,708	1,407	1,850	401	50
Total[2]	$155,947	$8,907	$91,379	$7,901	$47,760

[1]

FHLB advances include convertible advances of $7.5 million, $7.5 million, $5.0 million, $5.0 million, and $5.0 million maturing in 2022, 2023, 2024, 2025 and 2026, respectively. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances (1) prior to their respective conversion dates, (2) if the FHLB does not convert the advance on the conversion date, or, (3) after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. FHLB advances also include fixed rate hybrid advances of $2.5 million, $7.0 million, and $7.5 million maturing in 2018, 2019, and 2020, respectively. These advances provide fixed-rate funding until the stated maturity date. We may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9. Borrowings.”

[2]	At December 31, 2017, there were no outstanding federal funds purchased or borrowings from the Federal Reserve Bank.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

CAPITAL RESOURCES

Shareholders’ equity was $141.7 million at year-end 2017, compared with $139.2 million at year-end 2016. During 2017, the Corporation declared common stock dividends of $1.33 per share, compared to $1.29 per share declared in 2016 and $1.22 per share declared in 2015.

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

The Corporation’s CET1 to total risk-weighted assets ratio was 11.1 percent and 10.5 percent at December 31, 2017 and 2016, respectively. The Corporation’s Tier 1 capital to risk-weighted assets ratio was 13.2 percent and 12.6 percent at December 31, 2017 and 2016, respectively. The total capital to risk-weighted assets ratio was 14.4 percent at December 31, 2017, compared with 13.9 percent at December 31, 2016. The Tier 1 leverage ratio was 10.5 percent at December 31, 2017, compared with 10.3 percent at December 31, 2016. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued by the Corporation in December 2007 and July 2005, as well as issued by CVBK in 2003 and assumed by the Corporation in March 2014.

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625 percent.  Accordingly, the Corporation and the Bank were required to maintain a capital conservation buffer of 1.250 percent at December 31, 2017 and 0.625 percent at December 31, 2016.  At December 31, 2017, the Corporation exceeded the total capital conservation buffer by 519 basis points, and the Bank exceeded the total capital conservation buffer by 531 basis points.  Also at December 31, 2017, the Corporation and the Bank exceeded the CET1 capital conservation buffer by 499 basis points and 722 basis points, respectively.  At December 31, 2016, the Corporation and the Bank exceeded the total capital conservation buffer by 529 basis points and 541 basis points, respectively, and exceeded the CET1 capital conservation buffer by 535 basis points and 763 basis points, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

EFFECTS OF INFLATION AND CHANGING PRICES

The Corporation’s financial statements included herein have been prepared in accordance with U. S. GAAP. U. S. GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

USE OF CERTAIN NON-U. S. GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to U. S. GAAP and prevailing practices in the banking industry. However, certain non-U. S. GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income, adjusted earnings per share, adjusted ROE and adjusted

ROA excluding the one-time effect of the revaluation of deferred tax assets and liabilities and the corresponding effect on income tax expense associated with the enactment of the Act on December 22, 2017.

Management believes that the exclusion of the significant one-time effect of the Act provides users of the Corporation’s financial information a presentation of the Corporation’s financial results that is representative of its ongoing operations. Management uses these non-U. S. GAAP measures to evaluate the Corporation’s operating performance on a basis comparable to other financial periods. In this non-U. S. GAAP presentation, the income tax expense related to the revaluation of the Corporation’s net deferred tax asset is added to the Corporation’s net income. The resulting adjusted net income is used in the calculations of adjusted earnings per share, adjusted ROE and adjusted ROA.

These non-U. S. GAAP financial measures should not be considered an alternative to U. S. GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-U. S. GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable U. S. GAAP financial measures is presented below.

		For The
		Year Ended
	(1)	12/31/2017
Adjusted Net Income and Earnings Per Share
Net income, as reported	A	$6,572
Net deferred tax asset revaluation adjustment		6,643
Adjusted net income	B	$13,215

Weighted average shares - assuming dilution	C	3,487
Weighted average shares - basic	D	3,486

Earnings per share - assuming dilution
Earnings per share - assuming dilution, as reported	A/C	$1.88
Adjusted earnings per share - assuming dilution	B/C	$3.79
Earnings per share - basic
Earnings per share - basic, as reported	A/D	$1.89
Adjusted earnings per share - basic	B/D	$3.79

Adjusted ROE
Average shareholders' equity	E	$143,646

ROE, as reported	A/E	4.58%
Adjusted ROE	B/E	9.20%

Adjusted ROA
Average assets	F	$1,463,139

ROA, as reported	A/F	0.45%
Adjusted ROA	B/F	0.90%

________________________

(1)	The letters included in this column are provided to show how certain non-U. S. GAAP amounts presented herein are calculated.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2017, indicate that the Corporation would expect net interest income to decrease over the next twelve months 8.39 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 4.57 percent if rates shifted upward to the same degree.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months as of
	December 31, 2017
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(6,742)	(8.39)%
+200 BP shock	$3,671	4.57%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2017 indicate that the EVE would decrease 18.86 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 10.88 percent if rates shifted upward to the same degree.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percentage
-200 BP shock	$(44,093)	(18.86)%
+200 BP shock	$25,439	10.88%

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

The EVE analysis above indicates an increase in the EVE in an immediate upward shift in interest rates, and a decrease in the EVE in an immediate downward shift in interest rates. The Corporation’s assets would reprice quicker over time than what the Corporation pays on its borrowings and deposits due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and investment and loan portfolios as compared to time deposits and borrowings and the longer average life of non-maturing deposits, such as interest checking and money market accounts. During 2017, the Corporation entered into interest-rate swaps on loans to certain commercial borrowers in order to retain the variable-rate feature of the loans, the maturity or repricing dates in the Corporation’s investment portfolio were shortened, and the maturity or repricing dates in the Corporation’s borrowings were lengthened.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding.  C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed securities for loans to be delivered on a mandatory basis.  Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments.  At December 31, 2017, each loan held for sale and IRLC held by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheet.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Assets
Cash and due from banks	$14,070	$12,892
Interest-bearing deposits in other banks	105,353	90,309
Total cash and cash equivalents	119,423	103,201
Securities—available for sale at fair value, amortized cost of $218,168 and $207,893, respectively	218,976	210,026
Loans held for sale, at fair value	55,384	52,027
Loans, net of allowance for loan losses of $35,726 and $37,066, respectively	992,062	962,674
Restricted stocks, at cost	3,443	3,403
Corporate premises and equipment, net	36,969	35,804
Other real estate owned, net of valuation allowance of $57 and $86, respectively	168	195
Accrued interest receivable	7,589	7,261
Goodwill	14,425	14,425
Core deposit and other amortizable intangibles, net	1,594	2,269
Bank-owned life insurance	15,589	15,103
Net deferred tax asset	12,093	21,539
Other assets	31,341	24,065
Total assets	$1,509,056	$1,451,992

Liabilities
Deposits
Noninterest-bearing demand deposits	$247,669	$218,655
Savings and interest-bearing demand deposits	575,807	556,851
Time deposits	347,953	344,415
Total deposits	1,171,429	1,119,921
Short-term borrowings	20,621	12,363
Long-term borrowings	122,029	127,029
Trust preferred capital notes	25,210	25,175
Accrued interest payable	838	703
Other liabilities	27,227	27,587
Total liabilities	1,367,354	1,312,778

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,495,845 and 3,472,561 shares issued and outstanding, respectively, includes 137,880 and 141,755 of unvested shares, respectively)	3,358	3,331
Additional paid-in capital	12,800	11,705
Retained earnings	127,431	125,162
Accumulated other comprehensive loss, net	(1,887)	(984)
Total shareholders’ equity	141,702	139,214
Total liabilities and shareholders’ equity	$1,509,056	$1,451,992

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015
Interest income
Interest and fees on loans	$82,734	$82,951	$80,102
Interest on interest-bearing deposits and federal funds sold	1,128	509	364
Interest and dividends on securities
U.S. government agencies and corporations	340	327	466
Mortgage-backed securities	1,491	1,235	1,233
Tax-exempt obligations of states and political subdivisions	3,214	3,742	4,162
Taxable obligations of states and political subdivisions	242	192	184
Corporate bonds and other	444	483	538
Total interest income	89,593	89,439	87,049
Interest expense
Savings and interest-bearing deposits	1,175	1,078	1,090
Time deposits	3,573	3,314	3,104
Borrowings	3,702	3,433	3,338
Trust preferred capital notes	1,151	1,143	1,162
Total interest expense	9,601	8,968	8,694
Net interest income	79,992	80,471	78,355
Provision for loan losses	16,435	18,040	15,512
Net interest income after provision for loan losses	63,557	62,431	62,843
Noninterest income
Gains on sales of loans	8,553	8,120	6,336
Service charges on deposit accounts	4,458	4,262	4,322
Other service charges and fees	8,704	8,553	6,787
Net gains on maturities, calls and sales of available for sale securities	10	52	29
Wealth management services income	1,619	1,165	1,481
Other	3,395	3,475	1,759
Total noninterest income	26,739	25,627	20,714
Noninterest expenses
Salaries and employee benefits	43,104	41,925	38,926
Occupancy	10,778	9,660	8,828
Other	18,448	18,555	18,420
Total noninterest expenses	72,330	70,140	66,174
Income before income taxes	17,966	17,918	17,383
Income tax expense	11,394	4,459	4,853
Net income	$6,572	$13,459	$12,530
Net income per share - basic	$1.89	$3.90	$3.68
Net income per share - assuming dilution	$1.88	$3.89	$3.68
Weighted average number of shares outstanding - basic	3,486,510	3,454,282	3,401,426
Weighted average number of shares outstanding - assuming dilution	3,486,589	3,455,883	3,401,834

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net income	$6,572	$13,459	$12,530
Other comprehensive income (loss):
Changes in defined benefit plan assets and benefit obligations
Changes in net gain (loss) arising during the period[1]	303	(129)	(728)
Tax effect	(106)	45	255
Amortization of prior service cost arising during the period[1]	(61)	(60)	(61)
Tax effect	21	21	21
Net of tax amount	157	(123)	(513)

Unrealized gains (losses) on cash flow hedging instruments
Unrealized holding gains (losses) arising during the period	223	119	(72)
Tax effect	(88)	(46)	28
Net of tax amount	135	73	(44)

Unrealized holding losses on securities
Unrealized holding losses arising during the period	(1,315)	(3,186)	(2,061)
Tax effect	460	1,115	722
Reclassification adjustment for gains included in net income[2]	(10)	(52)	(29)
Tax effect	4	18	10
Net of tax amount	(861)	(2,105)	(1,358)
Other comprehensive (loss)	(569)	(2,155)	(1,915)
Comprehensive income	$6,003	$11,304	$10,615

[1]

These items are included in the computation of net periodic benefit cost, which is a component of “Salaries and employee benefits” on the consolidated statements of income. See “Note 12: Employee Benefit Plans,” for additional information.

[2]	Gains are included in “Net gains on calls and sales of available for sale securities" on the consolidated statements of income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2014	$3,283	$9,456	$107,785	$3,086	$123,610
Comprehensive income:
Net income	—	—	12,530	—	12,530
Other comprehensive loss	—	—	—	(1,915)	(1,915)
Stock options exercised	34	1,269	—	—	1,303
Share-based compensation	—	1,060	—	—	1,060
Restricted stock vested	27	144	—	—	171
Common stock issued	4	131	—	—	135
Common stock purchased	(47)	(1,640)	—	—	(1,687)
Cash dividends declared – common stock ($1.22 per share)	—	—	(4,148)	—	(4,148)
Balance December 31, 2015	3,301	10,420	116,167	1,171	131,059
Comprehensive income:
Net income	—	—	13,459	—	13,459
Other comprehensive loss	—	—	—	(2,155)	(2,155)
Stock options exercised	10	352	—	—	362
Share-based compensation	—	1,218	—	—	1,218
Restricted stock vested	26	(26)	—	—	—
Common stock issued	3	146	—	—	149
Common stock purchased	(9)	(405)	—	—	(414)
Cash dividends declared – common stock ($1.29 per share)	—	—	(4,464)	—	(4,464)
Balance December 31, 2016	3,331	11,705	125,162	(984)	139,214
Comprehensive income:
Net income	—	—	6,572	—	6,572
Other comprehensive loss	—	—	—	(569)	(569)
Reclassification of certain tax effects[1]	—	—	334	(334)	—
Stock options exercised	2	82	—	—	84
Share-based compensation	—	1,451	—	—	1,451
Restricted stock vested	32	(32)	—	—	—
Common stock issued	3	144	—	—	147
Common stock purchased	(10)	(550)	—	—	(560)
Cash dividends declared – common stock ($1.33 per share)	—	—	(4,637)	—	(4,637)
Balance December 31, 2017	$3,358	$12,800	$127,431	$(1,887)	$141,702

[1]

Reclassification relates to the adoption of ASU 2018-02 for the year ending December 31, 2017 for stranded tax effects related to the Act.  See “Note 2-: Adoption of New Accounting Standards” for additional information.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Operating activities:
Net income	$6,572	$13,459	$12,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,677	2,573	2,511
Deferred income taxes	9,405	(23)	1,378
Provision for loan losses	16,435	18,040	15,512
Provision for indemnifications	186	290	274
Provision for other real estate owned losses	—	135	90
Share-based compensation	1,451	1,218	1,231
Net accretion of certain acquisition-related fair value adjustments	(1,096)	(1,446)	(1,918)
Net amortization of discounts and amortization of premiums on securities	1,928	1,458	1,551
Amortization of other intangibles	160	13	—
Realized gains on maturities, calls and sales of securities	(10)	(52)	(29)
Net realized gains on sales of other real estate owned	(10)	(134)	(242)
Net realized gains on sale of corporate premises and equipment	(45)	(246)	(26)
Income from bank-owned life insurance	(433)	(927)	(454)
Origination of loans held for sale	(744,780)	(674,317)	(549,287)
Proceeds from sales of loans held for sale	749,976	674,410	539,902
Gains on sales of loans held for sale	(8,553)	(8,120)	(6,336)
Change in other assets and liabilities:
Accrued interest receivable	(328)	(432)	(408)
Other assets	(6,589)	(3,650)	(2,429)
Accrued interest payable	135	5	(42)
Other liabilities	(490)	4,991	1,524
Net cash provided by operating activities	26,591	27,245	15,332
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale and payments on mortgage-backed securities	41,520	57,355	36,450
Purchases of securities available for sale	(53,461)	(52,547)	(37,211)
Net purchases of restricted stocks	(40)	(58)	97
Purchase of loan portfolio	—	—	(16,258)
Net increase in loans	(44,541)	(110,601)	(65,639)
Other real estate owned improvements	—	(20)	—
Proceeds from sales of other real estate owned	245	1,384	706
Purchases of corporate premises and equipment, net	(3,891)	(1,691)	(1,808)
Net cash used in investing activities	(60,168)	(106,178)	(83,663)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	47,970	41,605	74,307
Net increase (decrease) in time deposits	3,538	4,683	(26,450)
Net increase (decrease) in borrowings	3,257	(12,730)	10,198
Issuance of common stock	147	149	135
Purchase of common stock, including shares withheld to pay taxes	(560)	(414)	(1,687)
Proceeds from exercise of stock options	84	362	1,303
Cash dividends	(4,637)	(4,464)	(4,148)
Net cash provided by financing activities	49,799	29,191	53,658
Net increase (decrease) in cash and cash equivalents	16,222	(49,742)	(14,673)
Cash and cash equivalents at beginning of year	103,201	152,943	167,616
Cash and cash equivalents at end of year	$119,423	$103,201	$152,943
Supplemental disclosure
Interest paid	$9,430	$8,927	$9,026
Income taxes paid	5,133	2,311	560
Supplemental disclosure of noncash investing and financing activities
Unrealized losses on securities available for sale	$(1,325)	$(3,238)	$(2,090)
Transfers from loans to other real estate owned	(208)	(618)	(824)
Pension adjustment	242	(189)	(789)
Unrealized gains (losses) on cash flow hedging instruments	223	119	(72)

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc., and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company purchasing automobile loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through an alliance with an independent broker/dealer. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc. was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 18.

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the allowance for indemnifications, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Reclassification:  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  None of these reclassifications are considered material.  Additional information about reclassifications related to the adoption of accounting standards is presented in Note 2.

Significant Group Concentrations of Credit Risk: The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. At December 31, 2017, securities issued by the Commonwealth of Virginia and its political subdivisions comprised 12.8 percent of its state and political subdivision portfolio and securities issued by the Virginia State Housing Authority comprised 4.2 percent of its state and political subdivision portfolio.  There are no other concentrations in any one state greater than 10.0 percent and no other individual issuers greater than 1.8 percent. The Corporation does not have any other significant securities concentrations in any one industry or geographic region, or to any one issuer. Additional information about the Corporation’s securities portfolio and investment activities is presented in Note 3.

Substantially all of the Corporation’s lending activities are with customers located in Virginia, Tennessee, Georgia and Ohio. At December 31, 2017, 42.6 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 28.4 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Additional information about the Corporation’s lending activities is presented in Note 4.

Business Combination: On October 1, 2013, the Corporation acquired Central Virginia Bankshares, Inc. (CVBK) and its wholly-owned subsidiary Central Virginia Bank (CVB). This acquisition was accounted for using the acquisition method of accounting, meaning the assets and liabilities of CVBK were recorded at their respective fair values as of October 1, 2013.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2017 and 2016, the minimum requirement was $783,000 and $833,000, respectively. The Corporation is required to maintain collateral against all loss positions in its interest rate swaps which are described in Note 19. At December 31, 2017 and 2016, the Corporation was required to maintain collateral of zero and $323,000, respectively, in connection with its interest rate swaps.

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

Loans Acquired in a Business Combination: Loans acquired in a business combination, such as the Corporation’s acquisition of CVB, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference,” and is not recorded. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. On a quarterly basis, the Corporation evaluates its estimate of cash flows expected to be collected.  Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan or pool(s) of loans.  Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

TDRs occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.  TDRs are considered impaired loans. Upon designation as a TDR, the Corporation evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of December 31, 2017 and 2016, the Corporation had $10.90 million and $5.83 million, respectively, of loans classified as TDRs.

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

•

Special mention loans have a specific identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

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

Restricted Stocks: Restricted stocks include Federal Home Loan Bank (FHLB) stock and Community Bankers Bank (CBB) stock owned by C&F Bank.  FHLB stock and CBB stock are carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. Management reviews FHLB stock and CBB stock for impairment based on the ultimate recoverability of the cost basis.

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Physical possession of residential real estate securing consumer mortgage loans occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement.  Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net OREO expenses and improvements are capitalized.

Repossessed Assets:  Repossessed assets primarily consist of vehicles repossessed by C&F Finance due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within the prescribed waiting period before which C&F Finance has the legal right to sell are considered available-for-sale and are reclassified from loans to other assets and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for loan losses.  Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2017, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $250,000, compared to $566,000 at December 31, 2016.

Repossession expense includes the costs to repossess and sell vehicles.  These costs include transportation, storage, rekeying, condition reports, legal fees, fees paid to repossession agents and auction fees.  These costs are included in noninterest expenses.

Corporate Premises and Equipment: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is included in income. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $2.68 million, $2.57 million and $2.51 million, respectively.

Goodwill: The Corporation’s goodwill was recognized in connection with its acquisition of CVBK in October 2013 and its acquisition of C&F Finance in September 2002. In accordance with ASC 350, Intangibles-Goodwill and Other, the Corporation reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Corporation performed its annual impairment testing in the fourth quarter of 2017 and determined that there was no impairment to its goodwill or intangible assets.

Other Intangibles:  During the fourth quarter of 2016, C&F Wealth Management acquired the assets of a registered investment advisor with approximately $91.40 million in assets under management at the time of the acquisition.  In connection with the transaction, the Corporation recorded $1.40 million of amortizable assets, which primarily relate to the value of the customer relationships. The Corporation is amortizing these intangible assets over the period of expected benefit, which ranges from five to nine years using a straight-line method.  The Corporation also recognized $685,000 of contingent consideration, which is reported as a component of “Other liabilities” in the Consolidated Balance Sheet and is contingent on achieving certain performance and service metrics.

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

The results for the year ended December 31, 2017 include the effect of the Act, which was signed into law on December 22, 2017. Among other things, the Act permanently lowers the federal corporate income tax rate to 21 percent from the maximum rate prior to the passage of the Act of 35 percent, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, U.S. GAAP requires companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of the Act’s enactment and record the corresponding effects in income tax expense in the fourth quarter of 2017. As a result of the permanent reduction in the corporate income tax rate, the Corporation recognized a $6.64 million reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $6.64 million in the Corporation’s consolidated results of operations for the fourth quarter of 2017. The Corporation’s evaluation of the effect of the Act is subject to refinement for up to one year after enactment.

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that will be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Corporation did not have any liabilities resulting from unrecognized tax benefits as of December 31, 2017 and December 31, 2016. Interest and penalties associated with unrecognized tax benefits, which the Corporation did not have, would be classified as additional income taxes in the statements of income.

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in the balance sheet and recognizes a change in the plan’s funded status in the year in which the change occurs through other comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For the Corporation’s pension plan, the benefit obligation is the projected benefit obligation as of December 31. In addition, enhanced disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation are presented in the notes to financial statements. Valuations at December 31, 2017 and 2016 determined that the Corporation’s pension plan was overfunded. As a result, the Corporation recognized a pension asset of  $1.45 million and $332,000 at December 31, 2017 and 2016.  In addition, net income (loss) of $157,000, $(123,000) and $(513,000) in 2017, 2016 and 2015, respectively, were recognized as components of other comprehensive income (loss).  Additional information about the Corporation’s pension plan is presented in Note 12.

Share-Based Compensation: Share-based compensation expense for grants of restricted shares is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for restricted shares is charged to income ratably over the vesting period. Compensation expense for restricted shares for the years ended December 31, 2017, 2016 and 2015 was $1.45 million ($899,000 after tax), $1.22 million ($755,000 after tax) and $1.06 million ($658,000 after tax), respectively. As of December 31, 2017, there was $3.01 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining vesting periods. Forfeitures reduce compensation expense for the periods in which forfeitures actually occur. Additional information about the Corporation’s share-based compensation plans is presented in Note 14.

Earnings Per Share: The Financial Accounting Standards Board (FASB) guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with shareholders. This conclusion affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share (EPS). The Corporation has applied the two-class method of computing basic and diluted EPS for each of the years ended December 31, 2017, 2016 and 2015 because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends. Accordingly, the weighted average number of shares used in the calculation of basic and diluted EPS includes both vested and unvested shares outstanding. EPS calculations are presented in Note 10.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, changes in defined benefit plan assets and liabilities, and unrealized gains and losses on cash flow hedging instruments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These components are presented in the Corporation’s Consolidated Statements of Comprehensive Income and in Note 10.

Off-Balance-Sheet Credit Related Financial Instruments: In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Interest Rate Lock Commitments: C&F Mortgage enters into interest rate lock commitments (IRLCs) to originate residential mortgage loans for sale in the secondary market whereby the interest rate on the loan is determined prior to funding. The period of time between issuance of a rate lock commitment and closing and sale of the loan generally ranges from 15 to 75 days. C&F Mortgage protects itself from changes in interest rates by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed to-be-announced securities (TBAs) for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments, which are discussed below.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments may include (1) IRLCs on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges on the Corporation’s trust preferred capital notes. Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Corporation’s IRLCs, forward loan sales commitments and interest rate swaps with loan customers and dealer counterparties are described more fully in Note 16 and Note 17. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Corporation’s derivative financial instruments are described more fully in Note 19.

Recent Significant Accounting Pronouncements:

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” There have been several clarifying amendments issued by the FASB since the original issuance of this guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The guidance will be effective for public companies for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The number of years that revenue and the direct effects of change in accounting principle associated with ASU 2014-09 will be restated is dependent upon whether an entity uses a full retrospective approach or a modified retrospective approach. Most revenue associated with financial instruments, including interest income, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. Based on the evaluation to date, management believes that for most revenue streams within the scope of ASU 2014-09, the amendments will not change the timing of when the revenue is recognized by the Corporation. Management has substantially completed an evaluation of the effect ASU 2014-09 will have on the Corporation’s consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09, new disclosures required by these amendments and the most appropriate transition method.  The adoption of ASU 2014-09 is not expected to have a material effect on the Corporation’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes.  Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update.   The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period.  The Corporation does not expect the adoption of ASU 2017-12 to have a material effect on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Adoption of New Accounting Standards

During the fourth quarter of 2016, the Corporation adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense.

During the fourth quarter of 2017, the Corporation adopted ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of OK..Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this ASU provide financial statement preparers with an option to reclassify the stranded tax effects resulting from the Act from within accumulated other comprehensive income to retained earnings.  The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  Therefore, the Corporation elected to recognize the reclassification of $334,000 of stranded tax effects from within accumulated other comprehensive income to retained earnings in the financial statements for the year ending December 31, 2017.

NOTE 3: Securities

The Corporation’s debt and equity securities, all of which are classified as available for sale, at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,514	$—	$(341)	$16,173
Mortgage-backed securities	97,677	142	(761)	97,058
Obligations of states and political subdivisions	103,977	2,022	(254)	105,745
	$218,168	$2,164	$(1,356)	$218,976

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,526	$—	$(414)	$16,112
Mortgage-backed securities	77,210	228	(622)	76,816
Obligations of states and political subdivisions	114,157	3,265	(324)	117,098
	$207,893	$3,493	$(1,360)	$210,026

The amortized cost and estimated fair value of securities at December 31, 2017 and 2016, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$40,247	$40,460	$28,039	$28,042
Due after one year through five years	159,444	159,571	149,487	151,102
Due after five years through ten years	15,254	15,452	22,122	22,271
Due after ten years	3,223	3,493	8,245	8,611
	$218,168	$218,976	$207,893	$210,026

The following table presents the gross realized gains and losses on and the proceeds from the (1) sale of securities and (2) maturities and calls of securities for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Realized gains (losses) from sales of securities:
Gross realized gains	$—	$61	$—
Gross realized losses	—	(26)	—
Net realized gains	$—	$35	$—
Proceeds from sales of securities	$—	$917	$—

Realized gains from maturities and calls of securities:
Gross realized gains	$10	$17	$29
Gross realized losses	—	—	—
Net realized gains	$10	$17	$29
Proceeds from maturities, calls and paydowns of securities	$41,520	$56,438	$36,450

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $118.70 million and an aggregate fair value of $119.26 million were pledged at December 31, 2017. Securities with an aggregate amortized cost of $113.07 million and an aggregate fair value of $114.16 million were pledged at December 31, 2016.

Securities in an unrealized loss position at December 31, 2017, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$2,972	$31	$13,201	$310	$16,173	$341
Mortgage-backed securities	57,116	341	22,545	420	79,661	761
Obligations of states and political subdivisions	18,644	117	9,363	137	28,007	254
Total temporarily impaired securities	$78,732	$489	$45,109	$867	$123,841	$1,356

There were 200 debt securities totaling $123.84 million considered temporarily impaired at December 31, 2017. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Interest rates increased during 2017, more significantly in the short-term portion of the United States Treasury security yield curve, thereby increasing unrealized losses on the Corporation’s debt securities. At December 31, 2017, approximately 98 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.  Of those in a net unrealized loss position, approximately 99 percent were rated “A” or better, as measured by market value, at December 31, 2017. For the approximately one percent not rated “A” or better, as measured by market value at December 31, 2017, the Corporation considers these to meet regulatory credit quality standards, meaning the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2017 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.44 million at December 31, 2017 and consisted of both FHLB stock and CBB stock.  Restricted stocks are generally viewed as long-term investments, which are carried at cost because there is no market for the stock other than the FHLBs with respect to FHLB stock, or member institutions with respect to CBB stock. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at December 31, 2017 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the balance sheet and is not a part of the available for sale securities portfolio.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2017	2016
Real estate – residential mortgage	$184,863	$188,264
Real estate – construction [1]	44,782	55,732
Commercial, financial and agricultural [2]	437,884	390,388
Equity lines	55,237	52,600
Consumer	13,018	8,399
Consumer finance	292,004	304,357
	1,027,788	999,740
Less allowance for loan losses	(35,726)	(37,066)
Loans, net	$992,062	$962,674

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $290,000 and $284,000 of demand deposit overdrafts at December 31, 2017 and 2016, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVB on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$12,856	$45,083	$57,939
Carrying amount
Real estate – residential mortgage	$492	$10,855	$11,347
Commercial, financial and agricultural[1]	2,472	22,305	24,777
Equity lines	139	9,621	9,760
Consumer	—	12	12
Total acquired loans	$3,103	$42,793	$45,896

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

	December 31, 2016
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$19,770	$56,213	$75,983
Carrying amount
Real estate – residential mortgage	$1,219	$13,422	$14,641
Commercial, financial and agricultural[1]	7,759	28,615	36,374
Equity lines	278	11,178	11,456
Consumer	—	114	114
Total acquired loans	$9,256	$53,329	$62,585

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Accretable yield, balance at beginning of period	$8,636	$10,419
Accretion	(2,273)	(2,268)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,457	1,165
Other changes, net	(516)	(680)
Accretable yield, balance at end of period	$7,304	$8,636

Loans on nonaccrual status at December 31, 2017 and 2016 were as follows:

	December 31,
(Dollars in thousands)	2017	2016
Real estate – residential mortgage	$830	$1,652
Commercial, financial and agricultural:
Commercial real estate lending	3,796	1,619
Commercial business lending	34	131
Equity lines	651	757
Consumer	—	118
Consumer finance	764	1,215
Total loans on nonaccrual status	$6,075	$5,492

If interest income had been recognized on nonaccrual loans at their stated rates during years 2017, 2016 and 2015, interest income would have increased by approximately $462,000, $304,000 and $531,000, respectively.

The past due status of loans as of December 31, 2017 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$1,905	$14	$245	$2,164	$492	$182,207	$184,863	$90
Real estate – construction:
Construction lending	—	—	—	—	—	41,449	41,449	—
Consumer lot lending	—	—	—	—	—	3,333	3,333	—
Commercial, financial and agricultural:
Commercial real estate lending	241	—	3,874	4,115	2,472	297,903	304,490	78
Land acquisition and development lending	—	—	—	—	—	39,844	39,844	—
Builder line lending	685	—	—	685	—	28,911	29,596	—
Commercial business lending	—	—	2	2	—	63,952	63,954	2
Equity lines	550	—	136	686	139	54,412	55,237	136
Consumer	9	—	—	9	—	13,009	13,018	—
Consumer finance	12,273	2,061	764	15,098	—	276,906	292,004	—
Total	$15,663	$2,075	$5,021	$22,759	$3,103	$1,001,926	$1,027,788	$306

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $90,000.

The table above includes the following:

•	nonaccrual loans that are current of $890,000, 30-59 days past due of $458,000, 60‑89 days past due of $14,000 and 90+ days past due of $4.7 million.
•	performing loans purchased in the acquisition of CVB that are current of $42.53 million, 30-59 days past due of $137,000, 60-89 days past due of $14,000 and 90+ days past due of $115,000.

The past due status of loans as of December 31, 2016 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$848	$233	$184	$1,265	$1,219	$185,780	$188,264	$—
Real estate – construction:
Construction lending	—	—	—	—	—	47,062	47,062	—
Consumer lot lending	—	—	—	—	—	8,670	8,670	—
Commercial, financial and agricultural:
Commercial real estate lending	5,121	12	—	5,133	7,245	249,408	261,786	—
Land acquisition and development lending	—	—	—	—	—	43,472	43,472	—
Builder line lending	—	—	—	—	—	22,391	22,391	—
Commercial business lending	75	—	—	75	514	62,150	62,739	—
Equity lines	853	138	—	991	278	51,331	52,600	—
Consumer	22	—	118	140	—	8,259	8,399	6
Consumer finance	13,434	3,203	1,215	17,852	—	286,505	304,357	—
Total	$20,353	$3,586	$1,517	$25,456	$9,256	$965,028	$999,740	$6

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes the following:

•	nonaccrual loans that are current of $3.04 million, 30-59 days past due of $570,000, 60‑89 days past due of $370,000 and 90+ days past due of $1.52 million.
•	performing loans purchased in the acquisition of CVB that are current of $52.64 million, 30-59 days past due of $532,000, 60-89 days past due of $143,000 and 90+ days past due of $17,000.

Loan modifications that were classified as TDRs during the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	2	$365	$365	5	$1,136	$1,161
Commercial, financial and agricultural:
Commercial real estate lending – interest rate and term concession	3	4,646	4,646	—	—	—
Commercial real estate lending – interest rate concession	4	2,154	2,154	3	227	227
Commercial business lending – interest rate concession	—	—	—	1	100	100
Commercial business lending – term concession	—	—	—	1	25	25
Consumer – interest rate concession	—	—	—	1	291	291
Total	9	$7,165	$7,165	11	$1,779	$1,804

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  TDR defaults during 2017 totaled $3.79 million, which consisted of three loans for one commercial relationship that were more than 90 days past due.  There were no TDR payment defaults during the year ended December 31, 2016.

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2016 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,539	$1,676	$1,732	$251	$3,446	$122
Commercial, financial and agricultural:
Commercial real estate lending	1,967	430	1,272	261	1,746	29
Commercial business lending	167	89	74	46	181	8
Equity lines	32	32	—	—	32	1
Consumer	520	—	520	94	521	8
Total	$6,225	$2,227	$3,598	$652	$5,926	$168

The increase in TDRs during 2017 consisted primarily of two commercial relationships totaling $5.57 million.

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at the beginning of year	$37,066	$35,569	$35,606
Provision charged to operations	16,435	18,040	15,512
Loans charged off	(22,396)	(21,170)	(20,317)
Recoveries of loans previously charged off	4,621	4,627	4,768
Balance at the end of year	$35,726	$37,066	$35,569

The following table presents, as of and for the year ended December 31, 2017, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans) and a rollforward of the allowance for loan losses.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Provision charged to operations	(127)	(211)	413	43	82	16,235	16,435
Loans charged off	(179)	—	(349)	(42)	(301)	(21,525)	(22,396)
Recoveries of loans previously charged off	118	—	21	2	189	4,291	4,621
Ending balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Ending balance: individually evaluated for impairment	$214	$—	$615	$—	$—	$—	$829
Ending balance: collectively evaluated for impairment	$2,157	$605	$6,863	$688	$231	$24,353	$34,897
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance at December 31, 2017	$184,863	$44,782	$437,884	$55,237	$13,018	$292,004	$1,027,788
Ending balance: individually evaluated for impairment	$3,636	$—	$6,907	$31	$322	$—	$10,896
Ending balance: collectively evaluated for impairment	$180,735	$44,782	$428,505	$55,067	$12,696	$292,004	$1,013,789
Ending balance: acquired loans - PCI	$492	$—	$2,472	$139	$—	$—	$3,103

The following table presents, as of and for the year ended December 31, 2016, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans), the total loans and loans by impairment methodology (individually evaluated for impairment, collectively evaluated for impairment or PCI loans) and a rollforward of the allowance for loan losses.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at the beginning of year	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Provision charged to operations	7	722	(481)	(310)	63	18,039	18,040
Loans charged off	(82)	—	(87)	(57)	(281)	(20,663)	(21,170)
Recoveries of loans previously charged off	163	—	206	—	236	4,022	4,627
Ending balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Ending balance: individually evaluated for impairment	$251	$—	$307	$—	$94	$—	$652
Ending balance: collectively evaluated for impairment	$2,308	$816	$7,086	$685	$167	$25,352	$36,414
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance at December 31, 2016	$188,264	$55,732	$390,388	$52,600	$8,399	$304,357	$999,740
Ending balance: individually evaluated for impairment	$3,408	$—	$1,865	$32	$520	$—	$5,825
Ending balance: collectively evaluated for impairment	$183,637	$55,732	$380,764	$52,290	$7,879	$304,357	$984,659
Ending balance: acquired loans - PCI	$1,219	$—	$7,759	$278	$—	$—	$9,256

Loans by credit quality indicators as of December 31, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,963	$1,235	$2,835	$830	$184,863
Real estate – construction:
Construction lending	41,449	—	—	—	41,449
Consumer lot lending	3,333	—	—	—	3,333
Commercial, financial and agricultural:
Commercial real estate lending	293,292	2,874	4,528	3,796	304,490
Land acquisition and development lending	24,253	—	15,591	—	39,844
Builder line lending	29,596	—	—	—	29,596
Commercial business lending	63,749	34	137	34	63,954
Equity lines	53,870	465	251	651	55,237
Consumer	12,693	3	322	—	13,018
	$702,198	$4,611	$23,664	$5,311	$735,784

[1]	At December 31, 2017, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $42.67 million pass rated, $1.09 million special mention, $1.98 million substandard and $161,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,240	$764	$292,004

Loans by credit quality indicators as of December 31, 2016 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$181,814	$2,037	$2,761	$1,652	$188,264
Real estate – construction:
Construction lending	47,062	—	—	—	47,062
Consumer lot lending	8,670	—	—	—	8,670
Commercial, financial and agricultural:
Commercial real estate lending	243,427	5,860	10,880	1,619	261,786
Land acquisition and development lending	29,595	565	13,312	—	43,472
Builder line lending	21,235	789	367	—	22,391
Commercial business lending	62,044	255	309	131	62,739
Equity lines	51,186	480	177	757	52,600
Consumer	7,870	2	409	118	8,399
	$652,903	$9,988	$28,215	$4,277	$695,383

[1]	At December 31, 2016, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $54.06 million pass rated, $2.59 million special mention, $5.74 million substandard and $196,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$303,142	$1,215	$304,357

NOTE 6: OREO

At December 31, 2017 and 2016, OREO was $168,000 and $195,000, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in the state of Virginia. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Balance at the beginning of year, gross	$281	$998
Transfers between loans and other real estate owned	208	618
Capitalized expenses	—	21
Charge-offs	(29)	(106)
Sales proceeds	(245)	(1,384)
Gain on disposition	10	134
Balance at the end of year, gross	225	281
Less valuation allowance	(57)	(86)
Balance at the end of year, net	$168	$195

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at the beginning of year	$86	$56	$29
Provision for losses	—	135	90
Charge-offs, net	(29)	(105)	(63)
Balance at the end of year	$57	$86	$56

Other net noninterest (expense) income applicable to OREO, other than the provision for losses, were $(72,000), $(22,000) and $19,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2017	2016
Land	$8,340	$8,340
Buildings	35,586	35,352
Equipment, furniture and fixtures	32,486	30,254
	76,412	73,946
Less accumulated depreciation	(39,443)	(38,142)
	$36,969	$35,804

NOTE 8: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2017	2016
Certificates of deposit, over $250	$70,034	$67,543
Other time deposits	277,919	276,872
	$347,953	$344,415

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2017
2018	$181,126
2019	91,877
2020	34,252
2021	17,566
2022	16,553
Thereafter	6,579
$347,953

NOTE 9: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2017	2016
Balance outstanding at year end[1]	$20,621	$12,363
Maximum balance at any month end during the year	$21,032	$13,195
Average balance for the year	$18,416	$12,079
Weighted average rate for the year	1.32%	0.43%
Weighted average rate on borrowings at year end	1.29%	0.44%
Estimated fair value at year end	$20,621	$12,363

[1]

Consists of (1) repurchase transactions with customers, which generally mature the day following the day sold and (2) during 2017 a repurchase agreement with a third-party correspondent bank, both types of which are secured by investment securities.  The interest rate on the repurchase agreement, which matures in 2018, is 3.55 percent (7.00 percent minus three-month LIBOR with a maximum rate of 3.55 percent) and the outstanding balance as of December 31, 2017 was $5.00 million.  This repurchase agreement was considered a long-term borrowing at December 31, 2016, and had an outstanding balance of $5.00 million.

Long-term borrowings at December 31, 2017 consist of advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties.   The interest rate on the revolving bank line of credit, which matures in 2020, floats at the one-month LIBOR rate plus a range of 200 to 225 basis points, depending upon the average balance outstanding on the line. The outstanding balance on this line was $75.03 million as of December 31, 2017.  C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2017.  Long-term advances from the FHLB at December 31, 2017 consist of $30.00 million of convertible advances and $17.00 million of fixed rate hybrid advances.  The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid advances provide fixed-rate funding until the stated maturity date. C&F Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. The table below presents selected information for the FHLB advances at December 31, 2017:

				Next
				Conversion
(Dollars in thousands)		Interest Rate	Maturity Date	Option Date
Fixed Rate Hybrid Advances
	$2,500	1.28%	08/30/18
	$7,000	1.95	12/04/19
	$7,500	1.78	08/21/20
Convertible Advances
	$7,500	1.48	09/19/22	09/20/21
	$7,500	1.96	09/29/23	09/29/22
	$5,000	2.32	10/25/24	10/25/23
	$5,000	2.53	11/28/25	11/29/24
	$5,000	2.83	12/29/26	12/29/25

The contractual maturities of long-term borrowings at December 31, 2017 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2018	$2,500	$—	$2,500
2019	7,000	—	7,000
2020	7,500	75,029	82,529
2021	—	—	—
2022	—	7,500	7,500
Thereafter	—	22,500	22,500
	$17,000	$105,029	$122,029

The Corporation’s unused lines of credit for future borrowings total approximately $270.44 million at December 31, 2017, which consists of $97.04 million available from the FHLB, $44.97 million on C&F Finance’s revolving bank line of credit, $13.43 million available from the FRB, $65.00 million under unsecured federal funds agreements with third party financial institutions, $50.00 million in repurchase lines of credit with third party financial institutions.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

In December 2007, C&F Financial Statutory Trust II (Trust II), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities for general corporate purposes including the refinancing of existing debt. On December 14, 2007, Trust II issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in December 2037, are redeemable at the Corporation’s option, and require quarterly distributions by Trust II to the holder of the securities at a rate equal to the three-month LIBOR rate plus 3.15 percent.  During 2014, in order to mitigate the potential effects of rising interest rates, the Corporation entered into an interest rate swap agreement whereby the effective fixed interest rate on all $10.00 million of the securities became 4.82 percent.  The interest rate swap matures in December 2019. The principal asset of Trust II is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust II to pay the quarterly distributions payable by Trust II to the holders of the trust preferred capital securities.

In July 2005, C&F Financial Statutory Trust I (Trust I), a wholly-owned non-operating subsidiary of the Corporation, was formed for the purpose of issuing trust preferred capital securities to partially fund the Corporation’s purchase of 427,186 shares of its common stock. On July 21, 2005, Trust I issued $10.00 million of trust preferred capital securities in a private placement to an institutional investor and $310,000 in common equity to the Corporation in exchange for cash. The securities mature in September 2035, are redeemable at the Corporation’s option, and require quarterly distributions by Trust I to the holder of the securities at a rate equal to the three-month LIBOR rate plus 1.57 percent.  During 2015, in order to mitigate the potential effects of rising interest rates, the Corporation entered into an  interest rate swap agreement whereby the effective fixed interest rate on all $10.00 million of the securities became 3.44 percent.  The interest rate swap matures in September 2020.  The principal asset of Trust I is $10.31 million of the Corporation’s trust preferred capital notes with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by Trust I to pay the quarterly distributions payable by Trust I to the holders of the trust preferred capital securities.

In December 2003, Central Virginia Bankshares Statutory Trust I (CVBK Trust I) was formed as a wholly-owned non-operating subsidiary of CVBK for the purpose of issuing trust preferred capital securities for general corporate purposes. On December 17, 2003, CVBK Trust I issued $5.00 million of trust preferred capital securities in a private placement to an institutional investor and $155,000 in common equity to CVBK in exchange for cash. CVBK Trust I became a wholly-owned non-consolidated non-operating subsidiary of the Corporation pursuant to the merger of CVBK with and into the Corporation in March 2014, and the Corporation assumed CVBK’s obligations on the underlying trust preferred capital notes.  The securities mature in December 2033, are redeemable at the Corporation's option, and require quarterly distributions by CVBK Trust I to the holder of the securities at a rate equal to the three-month LIBOR plus 2.85 percent. During 2014, in order to mitigate the potential effects of rising interest rates, the Corporation entered into an interest rate swap agreement whereby the effective fixed interest rate on all $5.00 million of the securities became 4.54 percent.  The interest rate swap matures in December 2019.  The principal asset of CVBK Trust I is $5.16 million of trust preferred capital notes originally issued by CVBK and assumed by the Corporation with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by CVBK Trust I to pay the quarterly distributions payable by CVBK Trust I to the holders of the trust preferred capital securities. The trust preferred capital securities issued by CVBK Trust I were adjusted to fair value on the date of acquisition of CVBK. The resulting fair value adjustment was a discount of $716,000, which is being amortized over 20 years on a straight-line basis, and the balance of which was $565,000 as of December 31, 2017.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 10: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Share

Shareholders’ Equity

The Corporation did not repurchase any of its shares of common stock during the years ended December 31, 2017, 2016, or 2015, respectively, under the Repurchase Program authorized by the Corporation’s Board of Directors. During the years ended December 31, 2017, 2016 and 2015, the Corporation withheld 9,899 shares, 9,169 shares and 8,745 shares of its common stock, respectively, from employees to satisfy tax withholding obligations resulting from the vesting of restricted shares.

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $491,000, $535,000 and $620,000 as of December 31, 2017, 2016 and 2015, respectively.

	December 31,
(Dollars in thousands)	2017	2016	2015
Net unrealized gains on securities	$638	$1,386	$3,491
Net unrecognized gains (losses) on cash flow hedges	124	(34)	(107)
Net unrecognized losses on defined benefit plan	(2,649)	(2,336)	(2,213)
Total accumulated other comprehensive (loss) income	$(1,887)	$(984)	$1,171

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	December 31,
(Dollars in thousands)	2017	2016	2015
Net income	$6,572	$13,459	$12,530

Weighted average number of shares used in earnings per share—basic	3,486,510	3,454,282	3,401,426
Effect of dilutive securities:
Stock option awards	79	1,601	408
Weighted average number of shares used in earnings per share—assuming dilution	3,486,589	3,455,883	3,401,834

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of shares used in the calculation of basic and diluted EPS includes both vested and unvested shares outstanding.

Potential shares that may be issued by the Corporation for its stock option awards were determined using the treasury stock method.  Accordingly, anti-dilutive shares are not included in computing diluted earnings per share.  Approximately 3,000 and 70,000 shares issuable upon exercise of options for the years ended December 31, 2016 and 2015, respectively, were not included in computing diluted earnings per share because they were anti-dilutive.  There were no anti-dilutive stock options outstanding for the year ended December 31, 2017.

NOTE 11: Income Taxes

Principal components of income tax expense as reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current taxes	$1,989	$4,482	$3,475
Deferred taxes	9,405	(23)	1,378
	$11,394	$4,459	$4,853

Income tax expense is comprised of the following items:

	Year Ended December 31,
		Percent of		Percent of		Percent of
		Pre-tax		Pre-tax		Pre-tax
(Dollars in thousands)	2017	Income	2016	Income	2015	Income
Income tax computed at federal statutory rates	$6,288	35.0%	$6,272	35.0%	$6,084	35.0%
Tax effect of exclusion of interest income on obligations of states and political subdivisions	(1,125)	(6.3)	(1,310)	(7.3)	(1,456)	(8.4)
Reduction of interest expense incurred to carry tax-exempt assets	32	0.2	36	0.2	38	0.2
Increase in bank-owned life insurance	(151)	(0.8)	(324)	(1.8)	(159)	(0.9)
State income taxes, net of federal tax benefit	348	1.9	403	2.2	563	3.3
Amortization of investments in qualified affordable housing projects, net of federal tax benefit	255	1.4	217	1.2	264	1.5
Tax credit on investments in qualified affordable housing projects	(390)	(2.2)	(364)	(2.0)	(400)	(2.3)
Share-based compensation	(597)	(3.3)	(476)	(2.7)	—	—
Reduction in net deferred tax asset due to change in federal statutory rate	6,643	37.0	—	—	—	—
Other	91	0.5	5	—	(81)	(0.5)
	$11,394	63.4%	$4,459	24.8%	$4,853	27.9%

The Corporation’s net deferred income taxes totaled $12.1 million and $21.5 million at December 31, 2017 and 2016, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2017 [1]	2016
Deferred tax asset
Allowances for loan losses and OREO losses	$9,004	$14,035
Fair value adjustments related to CVBK acquisition	2,123	3,953
Reserve for indemnification losses	641	875
Deferred compensation	1,383	2,005
Share-based compensation	769	1,036
Interest on nonaccrual loans	475	1,088
Cash flow hedges	—	22
Other	2,363	3,722
Deferred tax asset	16,758	26,736
Deferred tax liability
Goodwill and other intangible assets	(2,810)	(3,848)
Core deposit intangible	(76)	(307)
Defined benefit plan	(934)	(116)
Depreciation	(632)	(180)
Cash flow hedges	(43)	—
Net unrealized gain on securities available for sale	(170)	(746)
Deferred tax liability	(4,665)	(5,197)
Net deferred tax asset	$12,093	$21,539

[1]

The deferred tax asset and liability values at December 31, 2017 have been re-measured as a result of the Act and the 21 percent federal corporate income tax rate that will apply to the Corporation’s future fiscal years.

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2014.

NOTE 12: Employee Benefit Plans

C&F Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary deferral of up to 95 percent of covered compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Bank’s profitability for a given year and on each participant’s yearly earnings. All full-time employees who have attained the age of eighteen and have at least three months of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. All employee contributions are fully vested upon contribution. An employee is 20 percent vested in C&F Bank’s contributions after two years of service, 40 percent after three years, 60 percent after four years, 80 percent after five years and fully vested after six years, or earlier in the event of retirement, death or attainment of age 65 while an employee. The amounts charged to expense under this plan were $799,000, $653,000 and $633,000 in 2017, 2016 and 2015, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of from 1 percent to 100 percent of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of eighteen are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year, and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. All employee contributions are fully vested upon contribution. An employee is vested 25 percent in the employer’s contributions after two years of service, 50 percent after three years, 75 percent after four years, and fully vested after five years.  The amounts charged to expense under this plan were $216,000, $163,000 and $59,000 in 2017, 2016 and 2015, respectively.

C&F Finance maintains a Defined Contribution 401(k) and Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of C&F Bank. The amounts charged to expense under this plan were $223,000, $239,000 and $211,000 in 2017, 2016 and 2015, respectively.

Individual performance bonuses are awarded annually to certain senior members of management of C&F Bank and C&F Finance under the Corporation's Management Incentive Plan (MIP). The Corporation’s Compensation Committee determines the bonuses to be paid to the Chief Executive Officer and the President of the Corporation.  The Chief Executive Officer recommends the bonuses to be paid to the remaining officers participating in the MIP. In determining the awards, individual performance and the Corporation’s performance, including growth rate, returns on average assets and equity, asset quality measures and absolute levels of income are considered. In addition, the Compensation Committee, based on the recommendations of the Chief Executive Officer, determines the bonuses to be paid to other members of management of C&F Bank and C&F Finance who do not participate in the MIP. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $1.70 million, $1.44 million and $1.50 million in 2017, 2016 and 2015, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $759,000, $780,000 and $338,000 were expensed in 2017, 2016 and 2015, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

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

The Corporation has a nonqualified deferred contribution plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Profit-Sharing Plan and Cash Balance Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $253,000, $268,000 and $226,000 in 2017, 2016 and 2015, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

On December 16, 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer to provide post-retirement medical and dental insurance premiums for him and his spouse for life.  Expense under this arrangement was $81,000, $75,000, and $69,000 in 2017, 2016 and 2015, respectively, and the related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2017	2016	2015
Change in benefit obligation
Projected benefit obligation, beginning	$15,870	$14,518	$13,582
Service cost	1,120	1,076	1,040
Interest cost	552	528	468
Actuarial loss (gain)	1,194	276	(347)
Benefits paid	(928)	(528)	(351)
Prior service cost attributed to CVB participation	—	—	126
Projected benefit obligation, ending	17,808	15,870	14,518
Change in plan assets
Fair value of plan assets, beginning	16,202	14,697	14,084
Actual return on plan assets	2,480	1,033	(36)
Employer contributions	1,500	1,000	1,000
Benefits paid	(928)	(528)	(351)
Fair value of plan assets, ending	19,254	16,202	14,697
Funded status	$1,446	$332	$179
Amounts recognized as an other asset	$1,446	$332	$179
Amounts recognized in accumulated other comprehensive loss
Net loss	$3,987	$4,290	$4,160
Prior service cost	(634)	(695)	(755)
Deferred taxes	(704)	(1,259)	(1,192)
Total recognized in accumulated other comprehensive loss	$2,649	$2,336	$2,213
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	3.3%	3.7%	3.8%
Expected return on plan assets	7.3	7.5	7.5
Rate of compensation increase	3.0	3.0	3.0

The accumulated benefit obligation was $17.81 million and $15.87 million as of the actuarial valuation dates December 31, 2017 and 2016, respectively.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$1,120	$1,076	$1,040
Interest cost	552	528	468
Expected return on plan assets	(1,138)	(1,045)	(1,043)
Amortization of prior service cost	(61)	(61)	(61)
Recognized net actuarial loss	154	158	130
Net periodic benefit cost	627	656	534
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	(303)	129	602
Prior service cost	—	—	126
Amortization of prior service costs	61	60	61
Deferred taxes	85	(66)	(276)
Total recognized in other comprehensive (income) loss	(157)	123	513
Total recognized in net periodic benefit cost and other comprehensive loss	$470	$779	$1,047

	January 1,
	2017	2016	2015
Weighted-average assumptions for net periodic benefit cost
Discount rate	3.7%	3.8%	3.6%
Expected return on plan assets	7.3	7.5	7.5
Rate of compensation increase	3.0	3.0	3.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2018	$3,499
2019	801
2020	668
2021	803
2022	1,515
2023 – 2027	6,611
$13,897

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2017	2016
Mutual funds-fixed income	39%	39%
Mutual funds-equity	61	61
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2017 and 2016.  For more information about fair value measurements, see “Note 17: Fair Value of Assets and Liabilities.”

	December 31, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$7,510	$—	$—	$7,510
Mutual funds-equity [2]	11,744	—	—	11,744
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$19,254	$—	$—	$19,254

	December 31, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$6,273	$—	$—	$6,273
Mutual funds-equity [2]	9,929	—	—	9,929
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$16,202	$—	$—	$16,202

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

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40 percent fixed income and 60 percent equities. The investment advisor selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

NOTE 13: Related Party Transactions

Loans outstanding to directors and executive officers and certain of their affiliates totaled $2.28 million and $3.57 million at December 31, 2017 and 2016, respectively. Loan advances totaled $17,000 and repayments totaled $1.31 million in the year ended December 31, 2017. Total deposits for directors and executive officers and certain of their affiliates were $6.87 million and $4.80 million at December 31, 2017 and 2016, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

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

Prior to the approval of the 2013 Plan, the Corporation granted equity awards under the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the Amended 2004 Plan). The Amended 2004 Plan authorized an aggregate of 500,000 shares of Corporation common stock to be issued as equity awards in the form of stock options, stock appreciation rights, restricted stock and/or restricted stock units to key employees and non-employee directors. Since 2006, all equity awards that were issued under the Amended 2004 Plan were in the form of restricted stock, which were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.  Stock options issued under the Amended 2004 Plan prior to 2006 were issued to employees at a price equal to the fair market value of the Corporation’s common stock on the date granted.  All options outstanding under the Amended 2004 Plan were exercised as of December 31, 2017.

Stock option transactions under the various plans for the periods indicated were as follows:

	2017			2016		2015
		Exercise	Intrinsic		Exercise		Exercise
(Dollars in thousands, except for per share amounts)	Shares	Price*	Value	Shares	Price*	Shares	Price*
Outstanding at beginning of year	2,250	$37.17		24,000	$38.39	100,762	$37.75
Granted	—	—		—	—	—	—
Exercised	(2,250)	37.17		(9,750)	37.17	(34,000)	37.99
Cancelled	—	—		(12,000)	39.60	(42,762)	37.21
Outstanding and exercisable at end of year	—	$—	$—	2,250	$37.17	24,000	$38.39

*Weighted average

The total intrinsic value of in-the-money options exercised in 2017 was $24,000. Cash received from option exercises during 2017 was $84,000, and a $2,000 tax benefit was recognized in connection with nonqualified option exercises. The Corporation has a policy of issuing new shares to satisfy the exercise of stock options.

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

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	141,755	$39.77	137,200	$36.50	135,600	$34.34
Granted	29,625	52.73	32,630	43.48	33,925	38.33
Vested	(31,810)	35.42	(26,000)	27.30	(27,250)	26.57
Cancelled	(1,690)	43.16	(2,075)	38.59	(5,075)	44.44
Nonvested at end of year	137,880	$43.52	141,755	$39.77	137,200	$36.50

Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value per share of restricted stock granted for the years 2017, 2016 and 2015 was $52.73, $43.48 and $38.33, respectively. Compensation expense is charged to income ratably over the vesting periods, and was $1.45 million in 2017, $1.22 million in 2016 and $1.06 million in 2015. As of December 31, 2017, there was $3.01 million of total unrecognized compensation cost related to restricted stock granted under the 2013 Plan and the Amended 2004 Plan. This amount is expected to be recognized through 2022.

NOTE 15: Regulatory Requirements and Restrictions

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.  For additional information about the regulatory capital standards that apply to the Corporation and the Bank, including the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” in this report.

As of December 31, 2017, the most recent notification from the FDIC, for the Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2017, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the table below.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are presented in the following table. Risk-weighted assets for both the Corporation and C&F Bank were $1.18 billion at December 31, 2017 and $1.15 billion at December 31, 2016. Management believes that, as of December 31, 2017, the Corporation and C&F Bank met all capital adequacy requirements to which they are subject.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Corporation	$170,376	14.4%	$94,383	8.0%	N/A	N/A
C&F Bank	167,657	14.2	94,163	8.0	$117,704	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	155,370	13.2	70,787	6.0	N/A	N/A
C&F Bank	152,684	13.0	70,622	6.0	94,163	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	130,445	11.1	53,091	4.5	N/A	N/A
C&F Bank	152,684	13.0	52,967	4.5	76,507	6.5
Tier 1 Capital (to Average Assets)
Corporation	155,370	10.5	59,083	4.0	N/A	N/A
C&F Bank	152,684	10.4	58,934	4.0	73,667	5.0

As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Corporation	$159,525	13.9%	$91,695	8.0%	N/A	N/A
C&F Bank	160,971	14.0	91,772	8.0	$114,716	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	144,819	12.6	68,772	6.0	N/A	N/A
C&F Bank	146,307	12.8	68,829	6.0	91,772	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	120,085	10.5	51,579	4.5	N/A	N/A
C&F Bank	146,307	12.8	51,622	4.5	74,565	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	144,819	10.3	56,463	4.0	N/A	N/A
C&F Bank	146,307	10.2	57,097	4.0	71,371	5.0

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III final rules. The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625 percent. Accordingly, at December 31, 2017, the Corporation and the Bank were required to maintain a capital conservation buffer of 1.250 percent. At December 31, 2017, the Corporation exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 519 and 531 basis points, respectively. Also at December 31, 2017, the Bank exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 499 and 722 basis points, respectively.  At December 31, 2016, the Corporation and the Bank were required to maintain a capital conservation buffer of 0.625 percent.  At December 31, 2016, the Corporation and the Bank exceeded the total capital conservation buffer by 529 basis points and 541 basis points, respectively, and exceeded the CET1 capital conservation buffer by 535 basis points and 763 basis points, respectively.

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. On December 17, 2003, CVBK issued $5.00 million of trust preferred securities through a statutory business trust for general corporate purposes, which was assumed by the Corporation when CVBK was merged into the Corporation on March 22, 2014. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was eligible for inclusion in the Corporation’s Tier 1 capital as of December 31, 2017 and 2016.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments was $224.50 million at December 31, 2017 and $224.99 million at December 31, 2016.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $15.46 million at December 31, 2017 and $14.82 million at December 31, 2016.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties (i.e., investors). As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions. C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage by the counterparties making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in each of the three years ended December 31, 2017. During 2016, C&F Mortgage reached an agreement with one of its third-party counterparties that resolved all known and unknown indemnification obligations for loans sold to this counterparty prior to August 2016.  In connection with this agreement, C&F Mortgage made a payment of $350,000 to this counterparty that was recorded as a reduction to the allowance for indemnification losses. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Allowance, beginning of period	$2,303	$2,363	$2,089
Provision for indemnification losses	186	290	274
Payments	—	(350)	—
Allowance, end of period	$2,489	$2,303	$2,363

Risks also arise from the possible inability of counterparties to meet the terms of their contracts. C&F Mortgage has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with the Corporation's operating leases was $1.53 million, $1.41 million and $1.37 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments due under the Corporation's operating leases as of December 31, 2017 are as follows:

(Dollars in thousands)
2018	$1,407
2019	1,010
2020	840
2021	349
2022	52
Thereafter	50
$3,708

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2017 and 2016, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

Derivative asset (liability) – interest rate swaps on loans. As discussed in “Note 19: Derivative Financial Instruments”, the Corporation recognizes interest rate swaps at fair value on a recurring basis.  The Corporation has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

Derivative asset (liability) - cash flow hedges. The fair value of the Corporation’s cash flow hedges is determined using the discounted cash flow method.  All of the Corporation’s cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2017
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,173	$—	$16,173
Mortgage-backed securities	—	97,058	—	97,058
Obligations of states and political subdivisions	—	105,745	—	105,745
Total securities available for sale	—	218,976	—	218,976
Loans held for sale	—	55,384	—	55,384
Derivative asset - IRLC	—	528	—	528
Derivative asset - interest rate swaps on loans	—	1,261	—	1,261
Derivative asset - cash flow hedges	—	166	—	166
Total assets	$—	$276,315	$—	$276,315

Liabilities:
Derivative liability - interest rate swaps on loans	$—	$1,261	$—	$1,261
Total liabilities	$—	$1,261	$—	$1,261

	December 31, 2016
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,112	$—	$16,112
Mortgage-backed securities	—	76,816	—	76,816
Obligations of states and political subdivisions	—	117,098	—	117,098
Total securities available for sale	—	210,026	—	210,026
Loans held for sale	—	52,027	—	52,027
Derivative asset - IRLC	—	663	—	663
Derivative asset - interest rate swaps on loans	—	1,032	—	1,032
Total assets	$—	$263,748	$—	$263,748

Liabilities:
Derivative liability - cash flow hedges	$—	$56	$—	$56
Derivative liability - interest rate swaps on loans	—	1,032	—	1,032
Total liabilities	$—	$1,088	$—	$1,088

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

Impaired loans. The Corporation does not record loans held for investment at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. A loan is considered impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. All TDRs are considered impaired loans. The Corporation measures impairment on a loan-by-loan basis for commercial, construction and residential loans in excess of $500,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Additionally, management reviews current market conditions, borrower history, past experience with similar loans and economic conditions. Based on management’s review, additional write-

downs to fair value may be incurred. The Corporation maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. When the fair value of an impaired loan is based solely on observable cash flows, market price or a current appraisal, the Corporation records the impaired loan as nonrecurring Level 2. However, if based on management’s review, additional write-downs to fair value are required or if the impaired loan otherwise does not meet the standards for Level 2 classification, the Corporation records the impaired loan as nonrecurring Level 3.

The measurement of impaired loans of less than $500,000, with the exception of Commercial loan TDRs, is based on each loan’s future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest, which is not a fair value measurement and is therefore excluded from fair value disclosure requirements.

OREO. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as nonrecurring Level 3.

The following table presents the balances of financial assets measured at fair value on a non-recurring basis.

	December 31, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$3,438	$3,438
Other real estate owned, net	—	—	168	168
Total	$—	$—	$3,606	$3,606

	December 31, 2016
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$2,303	$2,303
Other real estate owned, net	—	—	195	195
Total	$—	$—	$2,498	$2,498

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of December 31, 2017:

	Fair Value Measurements at December 31, 2017
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$3,438	Appraisals	Discount to reflect current market conditions and estimated selling costs	18% - 30%
Other real estate owned, net	168	Appraisals	Discount to reflect current market conditions and estimated selling costs	28%
Total	$3,606

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

The following describes the valuation techniques used by the Corporation to measure certain of its financial instruments at fair value as of December 31, 2017 and 2016.

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

Loan totals, as listed in the table below, include impaired loans. For valuation techniques used in relation to impaired loans, see the “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” section in this Note 17.

Loans held for sale, net. As described in the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” section in this Note 17, the Corporation has elected to carry its portfolio of loans held for sale at fair value, measured on a recurring basis.

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

	Carrying	Fair Value Measurements at December 31, 2017 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$119,423	$119,423	$—	$—	$119,423
Securities available for sale	218,976	—	218,976	—	218,976
Loans, net	992,062	—	—	983,620	983,620
Loans held for sale	55,384	—	55,384	—	55,384
Derivative asset - IRLC	528	—	528	—	528
Derivative asset - interest rate swaps on loans	1,261	—	1,261	—	1,261
Derivative asset - cash flow hedges	166	—	166	—	166
Bank-owned life insurance	15,589	—	15,589	—	15,589
Accrued interest receivable	7,589	7,589	—	—	7,589
Financial liabilities:
Demand deposits	$823,476	$823,476	$—	$—	$823,476
Time deposits	347,953	—	350,681	—	350,681
Borrowings	167,860	—	159,670	—	159,670
Derivative liability - interest rate swaps on loans	1,261	—	1,261	—	1,261
Accrued interest payable	838	838	—	—	838

	Carrying	Fair Value Measurements at December 31, 2016 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$103,201	$103,201	$—	$—	$103,201
Securities available for sale	210,026	—	210,026	—	210,026
Loans, net	962,674	—	—	964,127	964,127
Loans held for sale	52,027	—	52,027	—	52,027
Derivative asset - IRLC	663	—	663	—	663
Derivative asset - interest rate swaps on loans	1,032	—	1,032	—	1,032
Bank-owned life insurance	15,103	—	15,103	—	15,103
Accrued interest receivable	7,261	7,261	—	—	7,261
Financial liabilities:
Demand deposits	$775,506	$775,506	$—	$—	$775,506
Time deposits	344,415	—	346,648	—	346,648
Borrowings	164,567	—	157,138	—	157,138
Derivative liability - cash flow hedges	56	—	56	—	56
Derivative liability - interest rate swaps on loans	1,032	—	1,032	—	1,032
Accrued interest payable	703	703	—	—	703

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

	Year Ended December 31, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$49,564	$1,660	$44,745	$1	$(6,377)	$89,593
Gains on sales of loans	—	8,553	—	—	—	8,553
Other noninterest income	10,633	4,653	995	1,905	—	18,186
Total operating income	60,197	14,866	45,740	1,906	(6,377)	116,332
Expenses:
Provision for loan losses	200	—	16,235	—	—	16,435
Interest expense	6,076	587	8,164	1,151	(6,377)	9,601
Salaries and employee benefits	25,264	6,503	9,389	1,948	—	43,104
Other noninterest expenses	17,951	5,185	5,421	669	—	29,226
Total operating expenses	49,491	12,275	39,209	3,768	(6,377)	98,366
Income (loss) before income taxes	10,706	2,591	6,531	(1,862)	—	17,966
Income tax expense (benefit)	5,727	1,606	4,198	(137)	—	11,394
Net income (loss)	$4,979	$985	$2,333	$(1,725)	$—	$6,572
Total assets	$1,341,879	$69,537	$292,438	$(604)	$(194,194)	$1,509,056
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$3,352	$410	$232	$14	$—	$4,008

	Year Ended December 31, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$46,071	$1,689	$47,150	$2	$(5,473)	$89,439
Gains on sales of loans	—	8,120	—	—	—	8,120
Other noninterest income	11,400	3,913	921	1,273	—	17,507
Total operating income	57,471	13,722	48,071	1,275	(5,473)	115,066
Expenses:
Provision for loan losses	—	—	18,040	—	—	18,040
Interest expense	5,790	435	7,073	1,143	(5,473)	8,968
Salaries and employee benefits	24,613	5,664	10,102	1,546	—	41,925
Other noninterest expenses	17,433	4,815	5,437	530	—	28,215
Total operating expenses	47,836	10,914	40,652	3,219	(5,473)	97,148
Income (loss) before income taxes	9,635	2,808	7,419	(1,944)	—	17,918
Income tax expense (benefit)	1,425	1,121	2,882	(969)	—	4,459
Net income (loss)	$8,210	$1,687	$4,537	$(975)	$—	$13,459
Total assets	$1,290,733	$65,351	$306,012	$6,005	$(216,109)	$1,451,992
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$2,376	$314	$386	$42	$—	$3,118

	Year Ended December 31, 2015
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$42,960	$1,698	$47,053	$—	$(4,662)	$87,049
Gains on sales of loans	—	6,336	—	—	—	6,336
Other noninterest income	9,083	2,621	1,095	1,579	—	14,378
Total operating income	52,043	10,655	48,148	1,579	(4,662)	107,763
Expenses:
Provision for loan losses	—	45	15,467	—	—	15,512
Interest expense	5,682	310	6,201	1,163	(4,662)	8,694
Salaries and employee benefits	23,185	4,594	9,758	1,389	—	38,926
Other noninterest expenses	17,155	4,563	4,970	560	—	27,248
Total operating expenses	46,022	9,512	36,396	3,112	(4,662)	90,380
Income (loss) before income taxes	6,021	1,143	11,752	(1,533)	—	17,383
Income tax expense (benefit)	392	466	4,573	(578)	—	4,853
Net income (loss)	$5,629	$677	$7,179	$(955)	$—	$12,530
Total assets	$1,233,976	$58,206	$295,430	$4,973	$(187,509)	$1,405,076
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,597	$100	$211	$1	$—	$1,909

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points and fixed rate notes that carry interest rates ranging from 3.7 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

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

Loan swaps.  The Bank also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Balance Sheet.  Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the swaps.

IRLCs.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding.  C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis.  At December 31, 2017, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheet.

The following tables summarize key elements of the Corporation’s derivative instruments as of December 31, 2017 and December 31, 2016, segregated by derivatives that are considered to be hedging instruments and those that are not:

	December 31, 2017
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$166	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	41,295	6	284	977	—
Matched interest rate swaps with counterparty	41,295	6	977	284	—
Other contracts:
Interest rate lock commitments	99,140	440	528	—	—

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

	December 31, 2016
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$—	$56	$323
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	25,151	4	—	1,032	—
Matched interest rate swaps with counterparty	25,151	4	1,032	—	—
Other contracts:
Interest rate lock commitments	106,612	504	663	—	—

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

NOTE 20: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,
(Dollars in thousands)	2017	2016
Balance Sheets
Assets
Cash	$407	$611
Other assets	3,147	3,333
Investments in subsidiaries	163,892	161,114
Total assets	$167,446	$165,058
Liabilities and shareholders’ equity
Trust preferred capital notes	$25,210	$25,175
Other liabilities	534	669
Shareholders’ equity	141,702	139,214
Total liabilities and shareholders’ equity	$167,446	$165,058

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Statements of Income
Interest expense on borrowings	$(1,151)	$(1,143)	$(1,162)
Dividends received from C&F Bank	5,008	4,464	5,255
Equity in undistributed net income of subsidiaries	3,482	10,618	8,568
Other income	31	26	22
Other expenses	(798)	(506)	(153)
Net income	$6,572	$13,459	$12,530

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Statements of Cash Flows
Operating activities:
Net income	$6,572	$13,459	$12,530
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,482)	(10,618)	(8,568)
Share-based compensation	1,451	1,218	1,231
Amortization of acquisition-related fair value adjustment	36	35	36
Decrease (increase) in other assets	265	(224)	(661)
(Decrease) increase in other liabilities	(80)	340	(65)
Net cash provided by operating activities	4,762	4,210	4,503
Financing activities:
Net proceeds from issuance of common stock	147	149	135
Common stock repurchases	(560)	(414)	(1,687)
Cash dividends	(4,637)	(4,464)	(4,148)
Proceeds from exercise of stock options	84	362	1,303
Net cash used in financing activities	(4,966)	(4,367)	(4,397)
Net (decrease) increase in cash and cash equivalents	(204)	(157)	106
Cash at beginning of year	611	768	662
Cash at end of year	$407	$611	$768

NOTE 21: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other Expenses.”

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Data processing expenses	$3,639	$3,891	$3,704
Professional fees	2,416	2,323	2,222
Marketing and advertising expenses	1,522	1,633	1,407
Telecommunication expenses	1,300	1,264	1,437
Travel and educational expenses	1,077	1,101	1,064
All other noninterest expenses	8,494	8,343	8,586
Total other noninterest expenses	$18,448	$18,555	$18,420

NOTE 22: Quarterly Condensed Statements of Income—Unaudited

	2017 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$22,021	$22,423	$22,703	$22,446
Net interest income after provision for loan losses	15,351	16,978	15,777	15,451
Other income	6,146	7,289	6,726	6,578
Other expenses	17,845	18,280	18,255	17,950
Income before income taxes	3,652	5,987	4,248	4,079
Net income (loss)	2,731	4,139	3,017	(3,315)
Net income (loss) per share—assuming dilution	0.78	1.19	0.87	(0.95)
Dividends declared per share	0.33	0.33	0.33	0.34

	2016 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$21,965	$22,303	$22,678	$22,493
Net interest income after provision for loan losses	15,103	16,485	15,521	15,322
Other income	5,163	7,723	6,727	6,014
Other expenses	17,090	17,647	17,933	17,470
Income before income taxes	3,176	6,561	4,315	3,866
Net income	2,484	4,706	3,187	3,082
Net income per share—assuming dilution	0.70	1.36	0.92	0.87
Dividends declared per share	0.32	0.32	0.32	0.33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

West Point, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary (the Corporation) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2018 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Corporation’s auditor since 1997.

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 8, 2018

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2017, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

West Point, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited C&F Financial Corporation and Subsidiary’s (the Corporation’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 of C&F Financial Corporation and Subsidiary, and our report dated March 8, 2018 expressed an unqualified opinion.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate..

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 8, 2018

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2018 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2018 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The information regarding the Corporation’s Audit Committee is contained in the 2018 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2018 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report in the 2018 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2018 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2018 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2018 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2018 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2018 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2018 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits:

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

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

*10.4	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives

*10.4.1	Adoption agreement for the C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018)

*10.4.2	Attachment to the Adoption Agreement for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018)

*10.5	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors

*10.5.1	Adoption agreement for the C&F Financial Corporation Non-Qualifed Deferred Compensation Plan for Directors (As Restated Effective January 1, 2018)

*10.9	C&F Financial Corporation Management Incentive Plan dated February 20, 2018 (incorporated by reference to Exhibit 10.9 to Form 8-K filed February 26, 2018)

*10.10	Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 7, 2008)

*10.10.2	Form of C&F Financial Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.10.2 to Form 8-K filed December 8, 2009)
*10.10.4	Form of C&F Financial Corporation Restricted Stock Agreement (approved May 2012) (incorporated by reference to Exhibit 10.10.4 to Form 10-K filed March 5, 2013)

*10.12	Employment Agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated January 1, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 5, 2013)

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

10.19

Amended and Restated Loan and Security Agreement by and between Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

10.19.1

First Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of July 1, 2010 (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed August 6, 2010)

10.19.2

Second Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 17, 2012 (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 8, 2012)

10.19.3

Third Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 12, 2013 (incorporated by reference to Exhibit 10.19.3 to Form 10-K filed March 7, 2014)

10.19.4

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 2, 2015 (incorporated by reference to Exhibit 10.19.4 to Form 10-Q filed November 6, 2015)

10.19.5

Fifth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 1, 2016 (incorporated by reference to Exhibit 10.19.5 to Form 10-Q filed November 7, 2016)

10.19.6

Sixth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of June 28, 2017 (incorporated by reference to Exhibit 10.19.6 to Form 10-Q filed August 8, 2017)

10.19.7	Seventh Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of December 21, 2017

*10.29	C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A to the Corporation's Proxy Statement filed March 15, 2013)

*10.29.1	Form of C&F Financial Corporation Restricted Stock Agreement for Chief Executive Officer (approved December 15, 2015)

*10.29.2	Form of C&F Financial Corporation Restricted Stock Agreement for Key Employees (approved December 15, 2015)

*10.29.3	Form of C&F Financial Corporation Restricted Stock Agreement for Non-Employee Directors (approved December 15, 2015)

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

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 8, 2018	By:	/S/ LARRY G. DILLON
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LARRY G. DILLON	Date:	March 8, 2018
Larry G. Dillon, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	March 8, 2018
Jason E. Long,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ DR. JULIE R. AGNEW	Date:	March 8, 2018
Dr. Julie R. Agnew, Director

/S/ J. P. CAUSEY JR.	Date:	March 8, 2018
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date:	March 8, 2018
Barry R. Chernack, Director

/S/ THOMAS F. CHERRY	Date:	March 8, 2018
Thomas F. Cherry, Director and President

/S/ AUDREY D. HOLMES	Date:	March 8, 2018
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	March 8, 2018
James H. Hudson III, Director

/S/ ELIZABETH R. KELLEY	Date:	March 8, 2018
Elizabeth R. Kelley, Director

/S/ JAMES T. NAPIER	Date:	March 8, 2018
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	March 8, 2018
C. Elis Olsson, Director

/S/ PAUL C. ROBINSON	Date:	March 8, 2018
Paul C. Robinson, Director